Form 10-K
period 1993-12-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 1994-03-22
CIK 315213

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                            ------------------------
                         COMMISSION FILE NUMBER 1-10427

                         ROBERT HALF INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                   94-1648752
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                   Identification No.)

   2884 SAND HILL ROAD, SUITE 200, MENLO PARK,
                    CALIFORNIA                        94025
     (Address of principal executive offices)       (Zip code)

       Registrant's telephone number, including area code: (415) 854-9700
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                         ON WHICH REGISTERED
 Common Stock, Par Value $1.00 per Share             New York Stock Exchange
     Preferred Share Purchase Rights                 New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of February 28, 1994, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $271,221,383 based on the closing sale price on that date. This amount excludes the market value of 4,439,980 shares of Common Stock held by registrant's directors and officers and their affiliates.

    As of February 28, 1994, there were outstanding 13,518,520 shares of the registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement to be mailed to stockholders in connection with the registrant's annual meeting of stockholders, scheduled to be held in May 1994, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be part of this report.

                                     PART I

ITEM 1.  BUSINESS

    OVERVIEW

    Robert Half International Inc. (the "Company"), a Delaware corporation, primarily operates the nation's largest staffing services organization specializing in the accounting, financial, tax and banking fields. The Company operates through offices in the United States, Canada, the United Kingdom, Belgium and France, offering permanent and temporary personnel services under the names ROBERT HALF-R-and ACCOUNTEMPS-R-, respectively. Currently, the Company operates 153 offices and an additional 7 offices are operated by independent franchisees. The Company also places high-end office and administrative professionals (under the name OFFICETEAM-R-).

    ACCOUNTING, FINANCIAL, TAX AND BANKING SERVICES

    The Company provides skilled personnel to virtually all industries for a wide range of accounting, financial, tax, banking and data processing positions. The Company's office network maintains an interoffice referral system which enables the offices to cooperate in fulfilling a client's permanent and temporary employment requirements. The ROBERT HALF permanent placement services complement the ACCOUNTEMPS temporary staffing services by providing customers the ability to obtain both temporary and permanent employees from one source and by attracting applicants for permanent positions who are often willing to accept temporary positions during their search for permanent employment.

    The ACCOUNTEMPS temporary services division offers customers a reliable and economical means of dealing with uneven or peak work loads caused by such predictable events as vacations, taking inventories, tax work, month-end activities and special projects and such unpredictable events as illnesses and emergencies. Businesses increasingly view the use of temporary employees as a means of controlling personnel costs and converting such costs from fixed to variable. The cost and inconvenience to clients of hiring and firing permanent employees are eliminated by the use of ACCOUNTEMPS temporaries. The temporary workers are employees of ACCOUNTEMPS and are paid by ACCOUNTEMPS only when working on customer assignments. The customer pays a fixed rate only for hours worked.

    ACCOUNTEMPS clients may fill their permanent employment needs by using an ACCOUNTEMPS employee on a trial basis and, if so desired, "converting" the temporary position to a permanent position. The client typically pays a one-time fee for such conversions.

    The Company offers permanent placement services through its office network under the name ROBERT HALF. The Company's ROBERT HALF division specializes in placing accounting, financial, tax, banking and data processing personnel. Fees for successful permanent placements are paid only by the employer and are generally a percentage of the new employee's annual compensation. No fee for permanent placement services is charged to employment candidates.

    OTHER ACTIVITIES

    The Company's OFFICETEAM division places temporary and permanent high-end office and administrative personnel, ranging from word processors to office managers. OFFICETEAM operates in much the same fashion as the ACCOUNTEMPS and ROBERT HALF divisions.

    The Company has a small operation involving only a limited number of offices which places temporary and permanent employees in paralegal, legal administrative and legal secretarial positions (operating under the name THE AFFILIATES-R-).

    ORGANIZATION

    Management of the Company's offices is coordinated from its headquarters in Menlo Park, California. Office managers are responsible for most activities of their offices, including sales, local advertising and marketing and recruitment.

    The Company's headquarters provides support and centralized services to Company-owned offices in the administrative, marketing, accounting, training and legal areas, particularly as it relates to the standardization of the operating procedures of Company-owned offices.

    MARKETING AND RECRUITING

    The Company markets its services to clients as well as employment candidates. Local marketing and recruiting are generally conducted by each office or related group of offices. Advertising directed to clients and employment candidates consists primarily of yellow pages advertisements, classified advertisements and radio. Direct marketing through mail and telephone solicitation also constitutes a significant portion of the Company's total advertising. National advertising conducted by the Company consists primarily of print advertisements in national newspapers, magazines and certain trade journals. The Company also conducts public relations activities designed to enhance public recognition of the Company and its services. Local employees are encouraged to be active in civic organizations and industry and trade groups.

    The Company owns many trademarks, service marks and tradenames, including the "ROBERT HALF", "ACCOUNTEMPS" and "OFFICETEAM" marks, which are registered in the United States and in a number of foreign countries.

    COMPETITION

    The Company faces competition in its efforts to attract clients as well as high-quality specialized employment candidates. The permanent placement business is highly competitive, with a number of firms offering services similar to those provided by the Company, mostly on a regional or local basis. The temporary services industry is also highly competitive. There are several large nationwide operations, some of which have greater resources than the Company. In many areas the local companies are the strongest competitors. The most significant competitive factors in the permanent placement and temporary personnel service markets are price and the reliability of service, both of which are often a function of the availability and quality of personnel. Customers and employment candidates may use more than one permanent or temporary personnel services company.

    EMPLOYEES

    The Company and its subsidiaries presently employ approximately 1,150 regular full-time employees. The Company's offices employed approximately 59,000 different temporary employees on assignments during 1993.

    The ACCOUNTEMPS and OFFICETEAM temporary employees are the Company's employees for all purposes while they are working on assignments. The Company pays the related costs of employment, such as workers' compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company provides voluntary health insurance coverage to interested temporary employees.

    FRANCHISING

    The Company is not currently seeking to grant additional franchises or to grant licenses for the operation of ROBERT HALF or ACCOUNTEMPS offices. However, the Company is exploring the possibility of using joint ventures or licensing arrangements as a means of expanding its operations.

    The Company believes its relationships with its independently-owned franchisees are good. Franchisees operate their businesses autonomously, subject to the requirements of the franchise agreements. The franchise agreements authorize franchisees to establish one or more ROBERT HALF and ACCOUNTEMPS offices within designated geographic areas. The agreements provide for monthly payments of royalties to the Company based on the franchisee's cash collections and are generally for a term of twenty years, renewable at the franchisee's option.

    OTHER INFORMATION

    The Company's current business constitutes  a single business segment.  (See
Item 8. Financial Statements and Supplementary Data for financial information about the Company.)

    The Company is not dependent upon a single customer or a limited number of customers. The Company's operations are generally more active in the first and fourth quarters of a calendar year. Order backlog is not a material aspect of the Company's business and no material portion of the Company's business is subject to government contracts. The Company does not have any material expenditures for research and development. Compliance with federal, state or local environmental protection laws has no material effect on the capital expenditures, earnings or competitive position of the Company.

    Information about foreign operations is contained in Note N of Notes to Consolidated Financial Statements in Item 8. The Company does not have export sales.

ITEM 2.  PROPERTIES

    The Company's headquarters is located in Menlo Park, California. Placement activities are conducted through 153 offices located in the United States, Canada, the United Kingdom, Belgium and France. All of the offices are leased.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any material pending legal proceedings other than routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is listed for trading on the New York Stock Exchange under the symbol "RHI". On February 28, 1994, there were 1,337 holders of record of the Common Stock.

    Following is a list by fiscal quarters of the sales prices of the stock as quoted on the New York Stock Exchange:

                                                                   SALES PRICES
                                                               --------------------
1993                                                             HIGH        LOW
- -------------------------------------------------------------  ---------  ---------
4th Quarter..................................................  $  28.25   $  24.00
3rd Quarter..................................................  $  30.00   $  21.375
2nd Quarter..................................................  $  22.50   $  16.25
1st Quarter..................................................  $  18.125  $  12.625

                                                                   SALES PRICES
                                                               --------------------
1992                                                             HIGH        LOW
- -------------------------------------------------------------  ---------  ---------
4th Quarter..................................................  $  14.50   $  11.625
3rd Quarter..................................................  $  11.75   $  10.25
2nd Quarter..................................................  $  13.875  $  11.50
1st Quarter..................................................  $  14.375  $  11.00

    No cash dividends were paid in 1993 or 1992. The Company, as it deems appropriate, may continue to retain all earnings for use in its business or may consider paying a dividend in the future.

ITEM 6.  SELECTED FINANCIAL DATA

    Following is a table of selected financial data of the Company of the last five years:

                                                              YEARS ENDED DECEMBER 31,
                                           ---------------------------------------------------------------
                                              1993         1992         1991         1990         1989
                                           -----------  -----------  -----------  -----------  -----------
                                                                   (IN THOUSANDS)
INCOME STATEMENT DATA:
Net service revenues.....................  $   306,166  $   220,179  $   209,455  $   248,557  $   234,504
Direct costs of services, consisting of
 payroll and payroll taxes for temporary
 employees...............................      188,292      131,875      117,583      130,792      119,682
                                           -----------  -----------  -----------  -----------  -----------
Gross margin.............................      117,874       88,304       91,872      117,765      114,822
Selling, general and administrative
 expenses................................       88,074       72,136       73,326       90,518       81,157
Amortization of intangible assets........        4,251        3,961        3,896        3,721        3,357
Interest expense.........................        3,992        4,301        6,574        8,593        7,264
                                           -----------  -----------  -----------  -----------  -----------
Income before income taxes and
 extraordinary item......................       21,557        7,906        8,076       14,933       23,044
Provision for income taxes...............        9,834        3,524        3,961        6,067        9,922
                                           -----------  -----------  -----------  -----------  -----------
Income before extraordinary item.........       11,723        4,382        4,115        8,866       13,122
Extraordinary item from repurchases of
 debentures, net of income tax effects...           --           --           --          453          345
                                           -----------  -----------  -----------  -----------  -----------
Net income...............................  $    11,723  $     4,382  $     4,115  $     9,319  $    13,467
                                           -----------  -----------  -----------  -----------  -----------
                                           -----------  -----------  -----------  -----------  -----------

                                                                    DECEMBER 31,
                                           ---------------------------------------------------------------
                                              1993         1992         1991         1990         1989
                                           -----------  -----------  -----------  -----------  -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME PER PRIMARY SHARE:
Income before extraordinary item.........  $       .93  $       .37  $       .35  $       .78  $      1.13
Extraordinary item.......................           --           --           --          .04          .03
                                           -----------  -----------  -----------  -----------  -----------
Net income...............................  $       .93  $       .37  $       .35  $       .82  $      1.16
                                           -----------  -----------  -----------  -----------  -----------
                                           -----------  -----------  -----------  -----------  -----------
INCOME PER FULLY DILUTED SHARE:
Income before extraordinary item.........  $       .93  $       .37  $       .35  $       .77  $      1.11
Extraordinary item.......................           --           --           --          .04          .03
                                           -----------  -----------  -----------  -----------  -----------
Net income...............................  $       .93  $       .37  $       .35  $       .81  $      1.14
                                           -----------  -----------  -----------  -----------  -----------
                                           -----------  -----------  -----------  -----------  -----------
WEIGHTED AVERAGE NUMBER OF SHARES:
Primary..................................       12,546       11,965       11,603       11,376       11,601
Fully Diluted............................       12,630       12,003       11,637       11,468       13,832

                                                                    DECEMBER 31,
                                           ---------------------------------------------------------------
                                              1993         1992         1991         1990         1989
                                           -----------  -----------  -----------  -----------  -----------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Intangible assets, net...................  $   152,156  $   143,757  $   140,715  $   141,728  $   133,695
Total assets.............................      204,598      181,999      178,207      187,844      181,437
Debt financing...........................       32,740       61,855       67,614       86,475       90,298
Stockholders' equity.....................      133,602       90,972       84,419       77,291       68,675

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1993

    Temporary services revenues increased 40% during 1993, including the revenues generated from the Company's OfficeTeam division, which was started in 1991 to provide highly-skilled office and administrative personnel. Permanent placement revenues increased 30% during the year ended December 31, 1993. The positive revenue comparisons reflect strong demand for the Company's specialized personnel services.

    Net service revenues grew at a slower rate in 1992 compared to 1991, primarily as a result of the general economic recession. Temporary services revenues increased 9% while Robert Half division revenues decreased 21%.

    Gross margin as a percentage of revenues declined 1% between 1993 and 1992 and equaled 39% of revenue in 1993. In 1992, gross margin equaled 40% of revenue and in 1991, gross margin was 44% of revenue. The percentage declines related principally to a lower mix of the higher permanent placement gross margins and higher unemployment insurance costs associated with the temporary services divisions.

    Selling, general and administrative expenses were $88 million during 1993 compared to $72 million in 1992 and $73 million in 1991. Selling, general and administrative expenses as a percentage of revenues was 29% in 1993, compared to 33% in 1992 and 35% in 1991. The percentage declines were attributable to revenue growth coupled with the Company's continued cost containment.

    Amortization of intangible assets increased from 1991 to 1993 due to the acquisitions in each of those years of additional personnel services operations.

    Interest expense for the years ended December 31, 1993 and 1992 decreased 7% and 35%, respectively, over the comparable prior periods due to the reduction in outstanding indebtedness in both years and declining interest rates in the year ending December 31, 1992.

    The provision for income taxes was 46% in 1993, as compared to 45% in 1992 and 49% in 1991. The 1993 increase reflects the effect of the 1% increase in the federal corporate income tax rate as a result of the 1993 Tax Act. Because of the increase in pre-tax book income, the effect of the non-deductible intangible amortization on the effective tax rate was reduced in 1993 as compared to 1992. The 1992 reduction relative to 1991 was due primarily to a one-time benefit in the fourth quarter of 1992 for the resolution of tax accounting issues related to previous acquisitions. The Financial Accounting Standards Board issued a new standard on accounting for income taxes, which the Company was required to adopt on January 1, 1993. The cumulative effect of the adoption of the accounting method prescribed by the new standard was immaterial.

    LIQUIDITY AND CAPITAL RESOURCES

    The change in the Company's liquidity during the past three years is the net effect of funds generated by operations and the funds used for the personnel services acquisitions, principal payments on outstanding notes payable, and the securities repurchase program.

    The Company's Board of Directors previously authorized the repurchase, on the open market or in privately-negotiated transactions, of up to 3.25 million shares of the Company's common stock or the equivalent amount of Convertible Debentures or other common stock equivalents. The Company has repurchased approximately 3.1 million shares of the Company's common stock or common stock equivalents. See Note F to the Consolidated Financial Statements. Repurchases of the securities have been funded with cash generated from operations and the bank line of credit.

    On December 10, 1993, substantially all of its outstanding convertible subordinated debentures were converted into common stock of the Company. See Note E to the Consolidated Financial Statements.

    The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company's offices, the Company's fixed payments and other long-term obligations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1993         1992
                                                                                          -----------  -----------
ASSETS:
  Cash and cash equivalents.............................................................  $     1,773  $       560
  Accounts receivable, less allowances of $2,194 and $1,494.............................       40,155       27,362
  Other current assets..................................................................        5,538        4,651
                                                                                          -----------  -----------
    Total current assets................................................................       47,466       32,573
  Intangible assets, less accumulated amortization of $23,665 and $19,414...............      152,156      143,757
  Other assets..........................................................................        4,976        5,669
                                                                                          -----------  -----------
    Total assets........................................................................  $   204,598  $   181,999
                                                                                          -----------  -----------
                                                                                          -----------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Accounts payable and accrued expenses.................................................  $     6,658  $     5,663
  Accrued payroll costs.................................................................       13,243        7,251
  Income taxes payable..................................................................        1,792          240
  Current portion of notes payable and other indebtedness...............................          408          883
  Accrued interest payable..............................................................           87          856
                                                                                          -----------  -----------
    Total current liabilities...........................................................       22,188       14,893
  Notes payable and other indebtedness, less current portion............................        2,032        2,627
  Bank loan (revolving credit)..........................................................       30,300       35,600
  Deferred income taxes.................................................................       16,476       15,162
  Convertible subordinated debentures...................................................           --       22,745
                                                                                          -----------  -----------
    Total liabilities...................................................................       70,996       91,027
COMMITMENTS AND CONTINGENCIES (SEE NOTES)
STOCKHOLDERS' EQUITY:
  Common stock, $1 par value:
   authorized -- 30,000,000
   shares issued and outstanding -- 13,418,402 and 11,820,742 shares....................       13,418       11,821
  Capital surplus.......................................................................       47,496       16,623
  Deferred compensation.................................................................       (2,113)      (2,208)
  Accumulated translation adjustments...................................................         (589)        (257)
  Retained earnings.....................................................................       75,390       64,993
                                                                                          -----------  -----------
    Total stockholders' equity..........................................................      133,602       90,972
                                                                                          -----------  -----------
    Total liabilities and stockholders' equity..........................................  $   204,598  $   181,999
                                                                                          -----------  -----------
                                                                                          -----------  -----------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1993         1992         1991
                                                                             -----------  -----------  -----------
Net service revenues.......................................................  $   306,166  $   220,179  $   209,455
Direct costs of services, consisting of payroll and payroll taxes for
 temporary employees.......................................................      188,292      131,875      117,583
                                                                             -----------  -----------  -----------
Gross margin...............................................................      117,874       88,304       91,872
Selling, general and administrative expenses...............................       88,074       72,136       73,326
Amortization of intangible assets..........................................        4,251        3,961        3,896
Interest expense...........................................................        3,992        4,301        6,574
                                                                             -----------  -----------  -----------
Income before income taxes.................................................       21,557        7,906        8,076
Provision for income taxes.................................................        9,834        3,524        3,961
                                                                             -----------  -----------  -----------
Net income.................................................................  $    11,723  $     4,382  $     4,115
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Income per share...........................................................  $       .93  $       .37  $       .35
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1993       1992       1991
                                                                                 ---------  ---------  ---------
COMMON STOCK:
  Balance at beginning of period...............................................  $  11,821  $  11,540  $  11,080
  Issuances of restricted stock net -- par value...............................         41         96        185
  Conversion of debentures -- par value........................................      1,020         --         --
  Repurchases of common stock -- par value.....................................        (60)       (53)        (3)
  Exercises of stock options -- par value......................................        543        230        232
  Issuance of common stock for acquisitions -- par value.......................         53          8         46
                                                                                 ---------  ---------  ---------
    Balance at end of period...................................................  $  13,418  $  11,821  $  11,540
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
CAPITAL SURPLUS:
  Balance at beginning of period...............................................  $  16,623  $  13,499  $   9,684
  Issuances of restricted stock, net -- excess over par value..................        866      1,165      1,720
  Conversion of debentures -- excess over par value............................     21,205         --         --
  Exercises of stock options -- excess over par value..........................      4,572      1,331      1,229
  Tax benefits from exercises of stock options.................................      2,823        535        402
  Issuance of common stock for acquisitions -- excess over par value...........      1,407         93        464
                                                                                 ---------  ---------  ---------
    Balance at end of period...................................................  $  47,496  $  16,623  $  13,499
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
DEFERRED COMPENSATION:
  Balance at beginning of period...............................................  $  (2,208) $  (1,876) $    (646)
  Issuances of restricted stock, net...........................................       (907)    (1,261)    (1,905)
  Amortization of deferred compensation from the issuances of restricted
   stock.......................................................................      1,002        929        675
                                                                                 ---------  ---------  ---------
    Balance at end of period...................................................  $  (2,113) $  (2,208) $  (1,876)
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
ACCUMULATED TRANSLATION ADJUSTMENTS:
  Balance at beginning of period...............................................  $    (257) $      --  $      --
  Translation adjustments......................................................       (332)      (257)        --
                                                                                 ---------  ---------  ---------
    Balance at end of period...................................................  $    (589) $    (257) $      --
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
RETAINED EARNINGS:
  Balance at beginning of period...............................................  $  64,993  $  61,256  $  57,173
  Repurchases of common stock -- excess over par value.........................     (1,326)      (645)       (32)
  Net income...................................................................     11,723      4,382      4,115
                                                                                 ---------  ---------  ---------
    Balance at end of period...................................................  $  75,390  $  64,993  $  61,256
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                ---------------------------------
                                                                                   1993        1992       1991
                                                                                -----------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..................................................................  $    11,723  $   4,382  $   4,115
    Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization of intangible assets.......................................        4,251      3,961      3,896
      Depreciation expense....................................................        2,383      2,426      2,523
      Deferred income taxes...................................................        1,136      1,947      1,941
    Changes in assets and liabilities, net of effects of acquisitions:
      Decrease (increase) in accounts receivable..............................      (10,481)    (1,049)     6,595
      Increase in accounts payable, accrued expenses and accrued payroll
       costs..................................................................        5,853        863        465
      Change in other assets, net of change in other liabilities..............           52     (1,025)    (1,831)
                                                                                -----------  ---------  ---------
    Total adjustments.........................................................        3,194      7,123     13,589
                                                                                -----------  ---------  ---------
  Net cash and cash equivalents provided by operating activities..............       14,917     11,505     17,704
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired..........................................      (11,141)    (6,438)      (689)
  Capital expenditures........................................................       (2,340)    (1,101)      (789)
                                                                                -----------  ---------  ---------
  Net cash and cash equivalents used in investing activities..................      (13,481)    (7,539)    (1,478)
CASH FLOWS USED IN FINANCING ACTIVITIES:
  Borrowings under credit agreement...........................................      138,900     69,100     54,000
  Repayments under credit agreement...........................................     (144,200)   (62,100)   (67,400)
  Repurchases of convertible debentures.......................................         (305)        --       (770)
  Principal payments on notes payable and other indebtedness..................       (1,170)   (12,603)    (4,287)
  Proceeds and tax benefits from exercise of stock options....................        7,938      2,096      1,863
  Repurchases of common stock and common stock equivalents....................       (1,386)      (698)       (35)
                                                                                -----------  ---------  ---------
  Net cash and cash equivalents used in financing activities..................         (223)    (4,205)   (16,629)
                                                                                -----------  ---------  ---------
  Net increase (decrease) in cash and cash equivalents........................        1,213       (239)      (403)
  Cash and cash equivalents at beginning of period............................          560        799      1,202
                                                                                -----------  ---------  ---------
  Cash and cash equivalents at end of period..................................  $     1,773  $     560  $     799
                                                                                -----------  ---------  ---------
                                                                                -----------  ---------  ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest....................................................................  $     4,256  $   4,233  $   6,928
  Income taxes................................................................  $     4,568  $   1,675  $   2,217
Acquisitions:
  Fair value of assets acquired --
    Intangible assets.........................................................  $    12,650  $   6,502  $   1,563
    Other.....................................................................        2,506        424        347
  Liabilities incurred --
    Notes payable and contracts...............................................          101         --        128
    Other.....................................................................        2,454        387        583
    Common stock issued.......................................................        1,460        101        510
                                                                                -----------  ---------  ---------
      Cash paid, net of cash acquired.........................................  $    11,141  $   6,438  $     689
                                                                                -----------  ---------  ---------
                                                                                -----------  ---------  ---------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION. The Consolidated Financial Statements include the accounts of Robert Half International Inc. (the "Company") and its subsidiaries, all of which are wholly-owned. The Company is a Delaware corporation. All significant intercompany balances have been eliminated. Certain reclassifications have been made to the 1992 and 1991 financial statements to conform to the 1993 presentation.

    REVENUE RECOGNITION. Temporary services revenues are recognized when the services are rendered by the Company's temporary employees. Permanent placement revenues are recognized when employment candidates accept offers of permanent employment. Reserves are established to estimate losses due to placed candidates not remaining in employment for the Company's guarantee period, typically 90 days.

    FOREIGN CURRENCY TRANSLATION. Foreign income statement items are translated at the monthly average exchange rates prevailing during the period. Foreign balance sheets are translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as part of Stockholders' Equity. Gains and losses resulting from foreign currency transactions are included in the Consolidated Statements of Income.

    CASH AND CASH EQUIVALENTS. For purposes of the Consolidated Statements of Cash Flows, the Company classifies all highly-liquid investments with a maturity of three months or less as cash equivalents.

    INTANGIBLE ASSETS. Intangible assets represent the cost of acquired companies in excess of the fair market value of their net tangible assets at acquisition date, and are being amortized on a straight-line basis over a period of 40 years.

    INCOME TAXES. Effective January 1, 1993, the Company adopted Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109). Under FAS 109, deferred taxes are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. As permitted under the provisions of FAS 109, the Company elected not to restate prior years and has determined that the cumulative effect of implementation was immaterial.

NOTE B -- ACQUISITIONS
    In July 1986, the Company acquired all of the outstanding stock of Robert Half Incorporated, the franchisor of the Accountemps and Robert Half operations. Subsequently, in 57 separate transactions the Company acquired all of the outstanding stock of certain corporations operating Accountemps and Robert Half franchised offices in the United States, the United Kingdom and Canada as well as other personnel services businesses. The Company has paid approximately $185 million in cash, stock, notes and other indebtedness in these acquisitions, excluding transaction costs and cash acquired.

    These acquisitions were accounted for as purchases, and the excess of cost over the fair market value of the net tangible assets acquired is being amortized over 40 years using the straight-line method. Results of operations of the acquired companies are included in the Consolidated Statements of Income from the dates of acquisition. The acquisitions made during 1993 and 1992 had no material impact on the pro forma results of operations.

NOTE C -- NOTES PAYABLE AND OTHER INDEBTEDNESS
    The Company issued promissory notes as well as other forms of indebtedness in connection with certain acquisitions. These are due in varying installments, carry varying interest rates and in aggregate amount to $2,440,000 at December 31, 1993, and $3,510,000 at December 31, 1992. At December 31, 1993, $1.5
million of the notes were secured by standby letters of credit (see Note D). The following table shows the schedule of maturities for notes payable and other indebtedness at December 31, 1993 (in thousands):

1994...............................................  $     408
1995...............................................        555
1996...............................................        351
1997...............................................        404
1998...............................................        464
Thereafter.........................................        258
                                                     ---------
                                                     $   2,440
                                                     ---------
                                                     ---------

    At December 31, 1993, all of the notes carried fixed rates of interest ranging from 8.0% to 13.3%. The weighted average interest rate for the above was approximately 11.1% and 8.5% for the years ended December 31, 1993 and 1992, respectively.

    As part of a Restructuring in 1987, a newly formed corporation, BF Enterprises, Inc., assumed the obligation for certain subordinated debentures issued by a predecessor of the Company. At December 31, 1993, the Company remains contingently liable for $11.3 million of these subordinated debentures, payment of $9.5 million of which has been provided for by the issuance of letters of credit to the trustee for the debentures by BF Enterprises, Inc. Additionally, pursuant to a pledge and security agreement entered into at the time of Restructuring, BF Enterprises, Inc., has agreed to pledge to the Company collateral (consisting of real estate, marketable securities and bank letters of credit) if the net worth of BF Enterprises, Inc., falls below certain minimum levels.

NOTE D -- BANK LOAN (REVOLVING CREDIT)
    On November 1, 1993, the Company replaced the then existing unsecured credit facility. The new credit facility provides a line of credit of up to $80,000,000, which is available to fund the Company's general business and working capital needs, including acquisitions and the purchase of the Company's common stock, and to cover the issuance of debt support standby letters of credit up to $15,000,000.

    As of December 31, 1993, the Company had borrowed $30,300,000 on the line of credit, and had used $2,780,000 in debt support standby letters of credit. Of the $30,300,000 outstanding balance at December 31, 1993, $29,000,000 carried an interest rate tied to Eurodollar rates plus 1.25% and $1,300,000 carried an interest rate at prime. There is a commitment fee on the unused portion of the entire credit facility of .25%. The loan is subject to certain financial covenants which also affect the interest rates charged.

    The credit facility has the following scheduled reduction in availability (in thousands):

1995..............................................  $   5,000
1996..............................................  $  15,000
1997..............................................  $  15,000
1998..............................................  $  15,000
1999..............................................  $  15,000
2000..............................................  $  15,000

    The final maturity date for the credit facility is August 31, 2000.

    As of December 31, 1992, the Company had borrowed $35,600,000 of the borrowing facility in place at that time and had used $2,700,000 in debt support standby letters of credit. Of the $35,600,000 outstanding loan balance at December 31, 1992, $25,000,000 carried an interest rate tied to Eurodollar rates plus 1.25% and the remaining balance of $10,600,000 carried an interest rate at prime.

NOTE E -- CONVERTIBLE SUBORDINATED DEBENTURES
    On August 6, 1987, the Company issued $74,750,000 principal amount of the Convertible Subordinated Debentures (the "Convertible Debentures"). Prior to 1993, all but $22,745,000 of the Convertible Debentures were repurchased by the Company pursuant to its repurchase program (see Note F). The Convertible Debentures were unsecured obligations of the Company with an original maturity date of August 1, 2012. Interest was payable semi-annually as of February 1 and August 1 of each year to the registered holders as of the preceding January 15 and July 15, respectively. The Convertible Debentures were redeemable at the Company's option at any time on or after August 1, 1990, at declining redemption prices.

    In December 1993, the Company called for redemption all of its then outstanding Convertible Debentures. Holders of $22,440,000 in principal amount elected to convert their debentures into 1.02 million shares of common stock at the conversion price of $22.00 per share. The remaining $305,000 in principal amount of Convertible Debentures were redeemed at 102.9% of their principal amount plus accrued interest.

NOTE F -- SECURITIES REPURCHASE PROGRAM
    The Company was previously authorized by its Board of Directors to repurchase up to a total of 3.25 million shares of the Company's common stock, or the equivalent amount of Convertible Debentures or other common stock equivalents from time to time on the open market or in privately negotiated transactions. As of December 31, 1993, 3.1 million equivalent shares have been repurchased. There were no repurchases under the program during 1993. During 1992, the Company purchased 15,230 shares of common stock. In 1991, the Company repurchased $1 million face amount of Convertible Debentures and purchased 3,457 shares of common stock for an aggregate of approximately 49,000 shares or share equivalents. These repurchases were financed with internally generated cash and the revolving line of credit.

NOTE G -- INCOME TAXES
    The provisions for income taxes for the three years ended December 31, 1993 consisted of the following (in thousands):

                                                                              YEARS ENDED DECEMBER 31,
                                                                           -------------------------------
                                                                             1993       1992       1991
                                                                           ---------  ---------  ---------
Current:
  Federal................................................................  $   6,995  $   1,014  $   1,271
  State..................................................................      1,604        252        196
  Foreign................................................................         99        311        553
Deferred -- principally domestic.........................................      1,136      1,947      1,941
                                                                           ---------  ---------  ---------
                                                                           $   9,834  $   3,524  $   3,961
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

    The income taxes shown above varied from the statutory federal income tax rates for these periods as follows:

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1993         1992         1991
                                                                             -----------  -----------  -----------
Federal U.S. income tax rate...............................................       35.0%        34.0%        34.0%
State income taxes, net of federal tax benefit.............................        5.5          5.0          3.7
Amortization of intangible assets..........................................        4.1         10.2          9.9
Other, net.................................................................        1.0         (4.6)         1.4
                                                                                 ---          ---          ---
Effective tax rate.........................................................       45.6%        44.6%        49.0%
                                                                                 ---          ---          ---
                                                                                 ---          ---          ---

    The deferred portion of the tax provisions consisted of the following (in thousands):

                                                                              YEARS ENDED DECEMBER 31,
                                                                           -------------------------------
                                                                             1993       1992       1991
                                                                           ---------  ---------  ---------
Amortization of franchise rights.........................................  $   1,484  $   1,406  $   1,280
Change from cash basis accounting........................................        (32)       (68)      (114)
Compensation arrangements................................................        137         89        488
Allowance for doubtful accounts..........................................        (86)       643        200
Other, net...............................................................       (367)      (123)        87
                                                                           ---------  ---------  ---------
                                                                           $   1,136  $   1,947  $   1,941
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

    During the fourth quarter of 1992, the Company recorded a one-time benefit of $400,000 for the resolution of certain tax accounting issues related to previous acquisitions.

    The deferred income tax liability shown on the balance sheet is comprised of the following (in thousands):

                                                                        DECEMBER 31,
                                                                            1993
                                                                        ------------
Deferred income tax assets............................................   $     (498)
Deferred income tax liabilities.......................................       16,974
                                                                        ------------
                                                                         $   16,476
                                                                        ------------
                                                                        ------------

    No valuation allowances against deferred tax assets were required at December 31, 1993.

    The components of the net deferred income tax liability at December 31, 1993 were as follows (in thousands):

                                                                        DECEMBER 31,
                                                                            1993
                                                                        ------------
Amortization of intangible assets.....................................   $   16,365
Foreign taxes.........................................................          495
Other.................................................................         (384)
                                                                        ------------
                                                                         $   16,476
                                                                        ------------
                                                                        ------------

NOTE H -- EMPLOYEE BENEFIT PLANS
    Under a retirement plan covering one current and one former executive officer of the Company, monthly benefits are payable equal to 25% of the participant's base compensation as defined, increased by an inflation formula. The plan was amended effective May 31, 1992 to provide a fixed supplemental benefit for the current employee during the first 15 years after retirement. The current employee forfeited long-term incentive awards of equal value in exchange for this amendment. The plan was also amended effective May 21, 1991 for the current employee to increase the percentage of base compensation to 30% increasing thereafter by 3% for each year of service beyond the age of 50, up to a maximum of 66%. During 1993, the Company changed its discount rate assumption from 8% to 6%. The effect of both plan amendments and the discount rate change are being amortized over the employee's expected future service period of 15 years and will increase after-tax expense by approximately $76,000 per year. The employee can require the Company to discharge its liability at defined intervals by purchasing annuities. At December 31, 1992 a liability of $1,124,000 was established to cover the estimated unfunded cost of these benefits. This amount was increased to $1,721,000 at December 31, 1993. Pre-tax pension costs for these plans were $188,000, $131,000, and $72,000 for the years ended December 31, 1993, 1992 and 1991, respectively. These charges were computed using certain assumptions regarding salary increases, retirement age and life expectancy.

NOTE I -- COMMITMENTS AND CONTINGENCIES
    Rental expense, primarily for office premises, amounted to $8,457,000, $8,042,000 and $7,616,000 for the years ended December 31, 1993, 1992 and 1991, respectively. The approximate minimum rental commitments for 1994 and thereafter under non-cancelable leases in effect at December 31, 1993, are as follows (in thousands):

1994.......................................................  $   6,540
1995.......................................................  $   5,812
1996.......................................................  $   4,492
1997.......................................................  $   3,486
1998.......................................................  $   2,926
Thereafter.................................................  $   5,267

NOTE J -- STOCK PLANS
    Under various stock plans, officers, employees and outside directors may receive grants of restricted stock or options to purchase common stock. Grants are made at the discretion of the Compensation Committee of the Board of Directors. Grants usually vest over four years.

    Options granted under the plans have exercise prices ranging from 85% to 100% of the fair market value of the Company's common stock at the date of grant, consist of both incentive stock options and nonstatutory stock options under the Internal Revenue Code, and generally have a term of ten years.

    Recipients of restricted stock do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested.

    As of December 31, 1993 the total number of available grants under the plans (consisting of either restricted stock or options) was 396,054.

    The following table reflects activity under all stock plans from January 1, 1991 through December 31, 1993 and the exercise prices:

                                                                               STOCK OPTION PLANS
                                                                        --------------------------------
                                                           RESTRICTED     NUMBER OF     EXERCISE PRICE
                                                           STOCK PLANS     SHARES          PER SHARE
                                                           -----------  -------------  -----------------
Outstanding, January 1, 1991.............................      46,810       1,446,176  $    6.23 - 18.83
  Granted................................................     191,949         483,452  $    8.61 - 11.00
  Exercised..............................................          --        (232,541) $    6.23 -  9.25
  Forfeited..............................................      (7,044)       (136,892) $    8.61 - 17.75
                                                           -----------  -------------  -----------------
Outstanding, December 31, 1991...........................     231,715       1,560,195  $    6.23 - 18.83
  Granted................................................     132,037         275,117  $   10.50 - 14.00
  Exercised..............................................          --        (229,855) $    6.23 - 10.13
  Forfeited..............................................     (36,513)       (144,553) $    8.61 - 14.00
                                                           -----------  -------------  -----------------
Outstanding, December 31, 1992...........................     327,239       1,460,904  $    7.09 - 18.83
  Granted................................................      71,469         707,971  $   12.33 - 25.25
  Exercised..............................................          --        (542,516) $    7.51 - 16.13
  Forfeited..............................................     (28,839)       (155,109) $    8.61 - 21.46
                                                           -----------  -------------  -----------------
Outstanding, December 31, 1993...........................     369,869       1,471,250  $    7.09 - 25.25
                                                           -----------  -------------  -----------------
                                                           -----------  -------------  -----------------

    As of December 31, 1993, an aggregate of 615,965 restricted common stock or options to purchase common stock were vested.

NOTE K -- PREFERRED SHARE PURCHASE RIGHTS
    On July 23, 1990, the Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (the "Rights") on each outstanding share of the Company's common stock.

    The Rights will be exercisable only if a person or group becomes an Acquiring Person (as such term is defined in the Right's Agreement) or announces a tender offer the consummation of which would result in a person or group becoming an Acquiring Person. Each Right will entitle stockholders to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $65 (subject to adjustment) upon certain events. Effective October 28, 1993, Acquiring Person means any person or group of affiliated or associated persons who shall be the beneficial owner of 15% or more of the common stock of the Company then outstanding, but does not include the only shareholder (and affiliates and associates thereof) known by the Company to have beneficial ownership on October 28, 1993, in excess of 15% of the then outstanding common stock, provided that such exclusion terminates immediately in the event that such shareholder (or any such affiliate or associate) increases its beneficial ownership of common stock other than pursuant to certain specified transactions.

    If, after the Rights become exercisable, the Company is acquired in a merger or other business combination transaction, or sells 50% or more of its assets or earnings power, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price.

    In addition, if a person or group becomes an Acquiring Person otherwise than pursuant to a cash tender offer for all shares in which such person or group increases its stake to 85% of the outstanding shares of common stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right's then-current exercise price, a number of the Company's common shares (or cash, other securities or property) having a market value of twice the Right's exercise price.

    At any time after a person or group becomes an Acquiring Person and prior to an acquisition by such person or group of 50% or more of the common stock, the Board of Directors may exchange the Rights (other than Rights owned by such person or group), in whole or in part, at an exchange ratio of one share of common stock (or one one-hundredth of a share of the new series of junior participating preferred stock) per Right.

    At any time prior to ten days after a person or group becomes an Acquiring Person, the Rights are redeemable for one cent per Right at the option of the Board of Directors.

    The   dividend  distribution  was  made  on   August  8,  1990,  payable  to
stockholders of record on that date. The Rights will expire on July 23, 2000.

NOTE L -- INCOME PER SHARE
    Income per fully diluted share has been computed using the weighted average number of shares of fully diluted common stock and common stock equivalents outstanding during each period (12,630,000, 12,003,000 and 11,637,000 shares for the years ending December 31, 1993, 1992 and 1991, respectively). An assumed conversion of the Convertible Debentures was not dilutive to income per share in 1993 (see Note E), 1992 or 1991.

NOTE M -- QUARTERLY FINANCIAL DATA (UNAUDITED)
    The following tabulation shows certain quarterly financial data for 1993 and 1992 (in thousands, except per share amounts):

                                                      QUARTER
                                     ------------------------------------------
               1993                      1          2          3          4        YEAR
                                     ---------  ---------  ---------  ---------  ---------
Net service revenues...............  $  69,573  $  72,446  $  77,061  $  87,086  $ 306,166
Gross margin.......................     27,307     28,457     29,400     32,710    117,874
Income before income taxes.........      4,396      5,360      5,873      5,928     21,557
Net income.........................      2,387      2,900      3,091      3,345     11,723
Net income per share...............        .20        .23        .24        .26        .93
1992
Net service revenues...............  $  52,688  $  53,411  $  55,052  $  59,028  $ 220,179
Gross margin.......................     21,775     21,832     21,712     22,985     88,304
Income before income taxes.........      1,734      2,168      2,236      1,768      7,906
Net income.........................        831      1,128      1,147      1,276      4,382
Net income per share...............        .07        .09        .10        .11        .37

NOTE N -- SEGMENT REPORTING
    Information about the Company's operations in different geographic locations for the three fiscal years ended in December 1993, is shown below. The Company's areas of operations outside of the United States include Canada, the United Kingdom, Belgium and France. Revenues represent total net revenues from the respective geographic areas. Operating income is net revenues less operating costs and expenses pertaining to specific geographic areas. Foreign operating income reflects charges for U.S. management fees and amortization of intangibles of $917,000, $854,000 and $650,000 for the years ended December 31, 1993, 1992 and 1991, respectively. Domestic operating income reflects charges for amortization of intangibles of $3,841,000, $3,606,000 and $3,564,000 for the years ended December 31, 1993, 1992 and 1991, respectively. Identifiable assets are those assets used in the geographic areas and are reflected after elimination of intercompany balances.

                                                                         YEARS ENDED DECEMBER 31,
                                                                   -------------------------------------
                                                                      1993         1992         1991
                                                                   -----------  -----------  -----------
Revenue
  Domestic.......................................................  $   280,266  $   196,910  $   187,282
  Foreign........................................................       25,900       23,269       22,173
                                                                   -----------  -----------  -----------
                                                                   $   306,166  $   220,179  $   209,455
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------
Operating Income
  Domestic.......................................................  $    26,294  $    12,585  $    13,608
  Foreign........................................................         (745)        (378)       1,042
                                                                   -----------  -----------  -----------
                                                                   $    25,549  $    12,207  $    14,650
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------
Assets
  Domestic.......................................................  $   180,778  $   163,030  $   157,589
  Foreign........................................................       23,820       18,969       20,618
                                                                   -----------  -----------  -----------
                                                                   $   204,598  $   181,999  $   178,207
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND THE BOARD OF DIRECTORS
OF ROBERT HALF INTERNATIONAL INC.:

    We have audited the accompanying consolidated statements of financial position of Robert Half International Inc. (a Delaware corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robert Half International Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

                                             ARTHUR ANDERSEN & CO.

San Francisco, California
January 28, 1994

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    The information required by Items 10 through 13 of Part III is incorporated by reference from the registrant's Proxy Statement, under the captions "NOMINATION AND ELECTION OF DIRECTORS," "BENEFICIAL STOCK OWNERSHIP," "COMPENSATION OF DIRECTORS," "COMPENSATION OF EXECUTIVE OFFICERS" AND "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION AND CERTAIN TRANSACTIONS," which Proxy Statement will be mailed to stockholders in connection with the registrant's annual meeting of stockholders which is scheduled to be held in May 1994.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1.  FINANCIAL STATEMENTS

    The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

        Consolidated statements of financial position at December 31, 1993 and 1992.

        Consolidated statements of income for the years ended December 31, 1993, 1992 and 1991.

        Consolidated statements of stockholders' equity for the years ended December 31, 1993, 1992 and 1991.

        Consolidated statements of cash flows for the years ended December 31, 1993, 1992 and 1991.

        Notes to consolidated financial statements.

    Report of independent public accountants.

    Selected quarterly financial data for the years ended December 31, 1993 and 1992 are set forth in Note M - Quarterly Financial Data (Unaudited) included in Item 8 of this report.

    2.  FINANCIAL STATEMENT SCHEDULES

        Report of independent public accountants on supporting schedules.

        II - Amounts receivable from related parties

        X - Supplementary income statement information

        Schedules I, III, IV, V, VI, VII, VIII, IX, XI, XII and XIII have been omitted as they are inapplicable.

    3.  EXHIBITS

 EXHIBIT
   NO.                                                  EXHIBIT
- ---------  --------------------------------------------------------------------------------------------------
     3.1   Restated Certificate of Incorporation,  incorporated by reference to  Exhibit 3.1 to  Registrant's
           Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
     3.2   By-Laws.
     4.1   Indenture  dated as of  October 1, 1972, as  amended, between IDS Realty  Trust and First National
           Bank of  Minneapolis, incorporated  by  reference to  Exhibits  6(t) and  6(v)  to the  Form  S-14
           Registration Statement of the Registrant (formerly known as Boothe Interim Corporation) filed with the Securities and Exchange Commission on December 31, 1979.

 EXHIBIT
   NO.                                                  EXHIBIT
- ---------  --------------------------------------------------------------------------------------------------
     4.2   Restated Certificate of Incorporation of Registrant (filed as Exhibit 3.1).
     4.3   Rights  Agreement, dated  as of July  23, 1990,  between the Registrant  and Manufacturers Hanover
           Trust Company  of California,  incorporated by  reference to  (i) Exhibit  1 to  the  Registrant's
           Registration  Statement on Form  8-A for its  Preferred Share Purchase  Rights, which Registration
           Statement was filed with the  Commission on July 30, 1990,  (ii) Exhibit 19.1 to the  Registrant's
           Quarterly  Report on Form 10-Q for the fiscal quarter ended September 30, 1990 and (iii) Exhibit 3 to Registrant's Form 8-A/A Amendment No. 2 filed on December 2, 1993.
    10.1   Credit Agreement  dated  as of  November  1, 1993,  among  the Registrant,  NationsBank  of  North
           Carolina,  N.A.  and Bank  of  America National  Trust  and Savings  Association,  incorporated by reference to Exhibit 10 to the Registrant's Quarterly  Report on Form 10-Q for the fiscal  quarter ended September 30, 1993.
    10.2   Reorganization  and  Distribution  Agreement  between the  Registrant  and  BF  Enterprises, Inc., incorporated by reference to Exhibit 10.9 to Registrant's Registration Statement on Form S-1  (No.
           33-15171).
    10.3   Agreement  of Assignment and Assumption of Rights  and Obligations under the Indenture between the
           Registrant  and  BF  Enterprises,  Inc.,  incorporated  by  reference  to  Exhibit  10.10  to  the
           Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.
    10.4   Assumption  of  Obligations  and Liabilities  between  the  Registrant and  BF  Enterprises, Inc., incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for  the
           fiscal year ended December 31, 1987.
    10.5   Pledge  and Security Agreement  between the Registrant  and BF Enterprises,  Inc., incorporated by reference to Exhibit 10.10 to Registrant's Registration Statement on Form S-1 (No. 33-15171).
    10.6   Tax Sharing Agreement between the Registrant  and BF Enterprises, Inc., incorporated by  reference to Exhibit 10.11 to Registrant's Registration Statement on Form S-1 (No. 33-15171).
   *10.7   Employment  Agreement dated as of  October 2, 1985, between the  Registrant and Harold M. Messmer,
           Jr. The Eighth Amendment to such agreement is filed  with this Annual Report on Form 10-K for  the fiscal year ended December 31, 1993. The original agreement and the first seven amendments thereto are incorporated by reference to (i) Exhibit 10.(c) to the Registrant's Annual Report on Form 10-K
           for  the fiscal year  ended December 31,  1985, (ii) Exhibit  10.2(b) to Registrant's Registration
           Statement on Form S-1 (No. 33-15171), (iii)  Exhibit 10.2(c) to the Registrant's Annual Report  on
           Form  10-K for the fiscal year  ended December 31, 1987, (iv)  Exhibit 10.2(d) to the Registrant's
           Annual Report on Form 10-K for  the fiscal year ended December 31,  1988, (v) Exhibit 28.1 to  the
           Registrant's  Quarterly Report  on Form  10-Q for the  fiscal quarter  ended March  31, 1990, (vi)
           Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
           1991 and (vii)  Exhibit 10.1  to the Registrant's  Quarterly Report  on Form 10-Q  for the  fiscal quarter ended June 30, 1993.
   *10.8   Key  Executive  Retirement  Plan  - Level  II,  incorporated  by reference  to  Exhibit  10.(f) to
           Registrant's Annual Report on Form  10-K for the fiscal year  ended December 31, 1985 and  Exhibit
           19.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1991.

 EXHIBIT
   NO.                                                  EXHIBIT
- ---------  --------------------------------------------------------------------------------------------------
   *10.9   Key  Executive Retirement Plan - Level II Agreement  between the Registrant and Harold M. Messmer,
           Jr. The Sixth Amendment to such  agreement is filed with this Annual  Report on form 10-K for  the fiscal  year ended December 31, 1992. The original agreement and the first five amendments thereto are incorporated by reference to (i) Exhibit 10.5  to the Registrant's Annual Report on Form  10-K
           for the fiscal year ended December 31, 1988, (ii) Exhibit 19.3 to Registrant's Quarterly Report on
           Form  10-Q for the  fiscal quarter ended  June 30, 1991,  (iii) Exhibit 10.10  to the Registrant's
           Annual Report on Form 10-K for the fiscal year  ended December 31, 1992, and (iv) Exhibit 10.2  to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993.
   *10.10  1985  Stock Option Plan, as amended, incorporated by reference to Exhibit 10.7 to the Registrant's
           Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
   *10.11  Non-Employee  Directors'  Option  Plan,  incorporated  by  reference  to  Exhibit  10.(j)  to  the
           Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.
   *10.12  Outside  Directors' Option Plan,  incorporated by reference  to Exhibit 10.21  to the Registrant's
           Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
   *10.13  1989 Restricted  Stock  Plan, as  amended,  incorporated by  reference  to Exhibit  10.14  to  the
           Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
   *10.14  StockPlus  Plan, as amended, incorporated by reference to Exhibit 10.15 to the Registrant's Annual
           Report on Form 10-K for the fiscal year ended December 31, 1992.
   *10.15  1993 Incentive Plan, as amended.
   *10.16  Deferred Compensation Plan, incorporated by reference to Exhibit 10.24 to the Registrant's  Annual
           Report on Form 10-K for the fiscal year ended December 31, 1989.
   *10.17  Annual Performance Bonus Plan.
   *10.18  Form  of Severance Agreement, incorporated  by reference to (i)  Exhibit 10.26 to the Registrant's
           Annual Report on Form 10-K for  the fiscal year ended December 31,  1989 and (ii) Exhibit 19.2  to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1990.
   *10.19  Form  of  Indemnification Agreement  for Directors  of the  Registrant. The  form of  agreement is incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for  the
           fiscal  year  ended December  31, 1989.  Filed herewith  is a  schedule listing  the names  of the individuals with whom the agreement has been executed and the date of execution.
   *10.20  Form of Indemnification Agreement for Executive Officers of Registrant, incorporated by  reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December
           31, 1989.
    11     Statement re computation of per share earnings.
    21     Subsidiaries of the Registrant.
    23     Accountants' Consent.

- ------------------------
* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b) Reports on Form 8-K

            The Registrant did not file any reports on Form 8-K during the fiscal quarter ending December 31, 1993.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ROBERT HALF INTERNATIONAL INC.
                                                    (Registrant)

Date: March 22, 1994                      By: _______/S/_M. KEITH WADDELL_______
                                                      M. Keith Waddell
                                                Senior Vice President, Chief
                                             Financial Officer and Treasurer
                                                (Principal Financial Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 22, 1994                               By:        /S/ HAROLD M. MESSMER, JR.
                                                 ----------------------------------------
                                                          Harold M. Messmer, Jr.
                                                  Chairman of the Board, President, Chief
                                                            Executive Officer,
                                                              and a Director
                                                       (Principal Executive Officer)
Date: March 22, 1994                                By:          /S/ FREDERICK P. FURTH
                                                 ----------------------------------------
                                                            Frederick P. Furth
                                                  Vice Chairman of the Board of Directors
Date: March 22, 1994                               By:        /S/ ANDREW S. BERWICK, JR.
                                                 ----------------------------------------
                                                     Andrew S. Berwick, Jr., Director
Date: March 22, 1994                                By:          /S/ EDWARD W. GIBBONS
                                                 ----------------------------------------
                                                        Edward W. Gibbons, Director
Date: March 22, 1994                                  By:            /S/ TODD GOODWIN
                                                 ----------------------------------------
                                                          Todd Goodwin, Director
Date: March   , 1994                                                By:
                                                 ----------------------------------------
                                                      Frederick A. Richman, Director

Date: March 22, 1994                                 By:            /S/ THOMAS J. RYAN
                                                 ----------------------------------------
                                                         Thomas J. Ryan, Director
Date: March 22, 1994                                By:          /S/ J. STEPHEN SCHAUB
                                                 ----------------------------------------
                                                        J. Stephen Schaub, Director
Date: March 22, 1994                                 By:          /S/ M. KEITH WADDELL
                                                 ----------------------------------------
                                                             M. Keith Waddell
                                                  Senior Vice President, Chief Financial
                                                           Officer and Treasurer
                                                       (Principal Financial Officer)
Date: March 22, 1994                                By:         /S/ BARBARA J. FORSBERG
                                                 ----------------------------------------
                                                            Barbara J. Forsberg
                                                       Vice President and Controller
                                                      (Principal Accounting Officer)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and the Board of
Directors of Robert Half International Inc.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Robert Half International Inc. and subsidiaries included in this Form 10-K, and have issued our report thereon dated January 28, 1994. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN & CO.

San Francisco, California
January 28, 1994

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                          CHARGED TO COSTS AND EXPENSES
                                                   -------------------------------------------
                                                       1993           1992           1991
                                                   -------------  -------------  -------------
Advertising costs................................  $   9,993,000  $   6,830,000  $   6,780,000
Amortization of intangible assets................  $   4,251,000  $   3,961,000  $   3,896,000

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
             SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                                                           BALANCE AT
                                                        BALANCE AT                                       END OF PERIOD
                                                         BEGINNING                                 --------------------------
NAME OF DEBTOR                                           OF PERIOD     ADDITIONS     DEDUCTIONS      CURRENT     NON-CURRENT
- ------------------------------------------------------  -----------  -------------  -------------  -----------  -------------
                                                                                   (IN THOUSANDS)
1993
  Stephen and Pamela Saulten (1)......................   $      94     $       2      $  --         $  --         $      96
1992
  Stephen and Pamela Saulten (1)......................   $     175     $       8      $      89     $  --         $      94
1991
  Stephen and Pamela Saulten (1)......................   $     111     $      64      $  --         $  --         $     175

- ------------------------
(1) This note carried an interest rate of 6% in 1993 and 1992, during 1991 the interest rate was 9.55%.

                      INDEX TO EXHIBITS
                                                               Sequentially
     Exhibit                                                     Numbered
       No.               Exhibit                                   Page
     -------   ------------------------------------                ----


      3.1      Restated Certificate of Incorporation,
               incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

      3.2      By-Laws.

      4.1      Indenture dated as of October 1, 1972,
               as amended, between IDS Realty Trust
               and First National Bank of Minneapolis,
               incorporated by reference to Exhibits 6(t) and 6(v) to the Form S-14 Registration
               Statement of the Registrant (formerly
               known as Boothe Interim Corporation)
               filed with the Securities and Exchange
               Commission on December 31, 1979.

      4.2      Restated Certificate of Incorporation
               of Registrant (filed as Exhibit 3.1).

      4.3      Rights Agreement, dated as of
               July 23, 1990, between the Registrant
               and Manufacturers Hanover Trust Company
               of California, incorporated by reference to (i) Exhibit 1 to the Registrant's
               Registration Statement on Form 8-A for
               its Preferred Share Purchase Rights,
               which Registration Statement was filed
               with the Commission on July 30, 1990,
               (ii) Exhibit 19.1 to the Registrant's
               Quarterly Report on Form 10-Q for the
               fiscal quarter ended September 30, 1990
               and (iii) Exhibit 3 to Registrant's Form
               8-A/A Amendment No. 2 filed on December
               2, 1993.

     10.1 Credit Agreement dated as of November 1, 1993, among the Registrant, NationsBank of
               North Carolina, N.A. and Bank of America
               National Trust and Savings Association,
               incorporated by reference to Exhibit 10
               to the Registrant's Quarterly Report on
               Form 10-Q for the fiscal quarter ended
               September 30, 1993.

     10.2      Reorganization and Distribution
               Agreement between the Registrant
               and BF Enterprises, Inc.,
               incorporated by reference to Exhibit
               10.9 to Registrant's Registration
               Statement on Form S-1 (No. 33-15171).

     10.3      Agreement of Assignment and
               Assumption of Rights and Obligations
               under the Indenture between the
               Registrant and BF Enterprises, Inc.,
               incorporated by reference to Exhibit
               10.10 to the Registrant's Annual Report
               on Form 10-K for the fiscal year ended
               December 31, 1987.

     10.4      Assumption of Obligations and
               Liabilities between the Registrant and
               BF Enterprises, Inc., incorporated by
               reference to Exhibit 10.11 to the
               Registrant's Annual Report on Form 10-K
               for the fiscal year ended December 31,
               1987.

     10.5      Pledge and Security Agreement
               between the Registrant and BF
               Enterprises, Inc., incorporated by
               reference to Exhibit 10.10 to
               Registrant's Registration Statement on
               Form S-1 (No. 33-15171).

     10.6      Tax Sharing Agreement between the
               Registrant and BF Enterprises, Inc.,
               incorporated by reference to Exhibit
               10.11 to Registrant's Registration
               Statement on Form S-1 (No. 33-15171).

    *10.7      Employment Agreement dated as of October
               2, 1985, between the Registrant and Harold M. Messmer, Jr. The Eighth Amendment to such agreement is filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 1993. The original agreement and the first seven amendments thereto are incorporated by reference to (i) Exhibit 10.(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, (ii) Exhibit 10.2(b) to
               Registrant's Registration Statement on Form
               S-1 (No. 33-15171), (iii) Exhibit 10.2(c) to
               the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987,
               (iv) Exhibit 10.2(d) to the Registrant's
               Annual Report on Form 10-K for the fiscal year ended December 31, 1988, (v) Exhibit

               28.1 to the Registrant's Quarterly Report on
               Form 10-Q for the fiscal quarter ended March
               31, 1990, (vi) Exhibit 10.8 to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and
               (vii) Exhibit 10.1 to the Registrant's
               Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993.

    *10.8      Key Executive Retirement Plan -
               Level II, incorporated by reference to
               Exhibit 10.(f) to Registrant's Annual
               Report on Form 10-K for the fiscal year
               ended December 31, 1985 and Exhibit 19.2 to Registrant's Quarterly Report on Form
               10-Q for the fiscal quarter ended June
               30, 1991.

    *10.9      Key Executive Retirement Plan -
               Level II Agreement between the
               Registrant and Harold M. Messmer, Jr.
               The Sixth Amendment to such agreement is filed with this Annual Report on form 10-
               K for the fiscal year ended December 31, 1992. The original agreement and the first five amendments thereto are incorporated by reference to (i) Exhibit
               10.5 to the Registrant's Annual Report
               on Form 10-K for the fiscal year ended
               December 31, 1988, (ii) Exhibit 19.3 to
               Registrant's Quarterly Report on Form 10-
               Q for the fiscal quarter ended June 30,
               1991, (iii) Exhibit 10.10 to the
               Registrant's Annual Report on Form 10-K
               for the fiscal year ended December 31,
               1992, and (iv) Exhibit 10.2 to the
               Registrant's Quarterly Report on Form 10-
               Q for the fiscal quarter ended June 30,
               1993.

    *10.10     1985 Stock Option Plan, as amended,
               incorporated by reference to Exhibit
               10.7 to the Registrant's Annual Report
               on Form 10-K for the fiscal year ended
               December 31, 1988.

    *10.11     Non-Employee Directors' Option Plan,
               incorporated by reference to Exhibit
               10.(j) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1986.

    *10.12 Outside Directors' Option Plan, incorporated by reference to Exhibit 10.21 to the

               Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

    *10.13 1989 Restricted Stock Plan, as amended, incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

    *10.14 StockPlus Plan, as amended, incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

    *10.15     1993 Incentive Plan, as amended.

    *10.16 Deferred Compensation Plan, incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

    *10.17     Annual Performance Bonus Plan.

    *10.18 Form of Severance Agreement, incorporated by reference to (i) Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and
               (ii) Exhibit 19.2 to the Registrant's
               Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1990.

    *10.19 Form of Indemnification Agreement for Directors of the Registrant. The form of agreement is incorporated by reference to
               Exhibit 10.27 to the Registrant's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1989. Filed herewith is a schedule listing the names of the individuals with whom the agreement has been executed and the date of execution.

    *10.20     Form of Indemnification Agreement for
               Executive Officers of Registrant,
               incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

     11        Statement re computation of per
               share earnings.

     21        Subsidiaries of the Registrant.

     23        Accountants' Consent.
_____
* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.