Form 10-K/A
period 1993-12-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 1994-04-18
CIK 315213

                                  FORM 10-K/A


                                AMENDMENT NO. 1


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

    This Amendment No. 1 to Form 10-K is being filed solely for the purpose of replacing Exhibit 3.2. No other changes are made.

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

                                          ROBERT HALF INTERNATIONAL INC.
                                                    (Registrant)


Date: April 15, 1994                      By: _________/S/_STEVEN KAREL_________
                                                        Steven Karel


                                                       Vice President

                      INDEX TO EXHIBITS
                                                               Sequentially
     Exhibit                                                     Numbered
       No.               Exhibit                                   Page
     -------   ------------------------------------                ----


      3.2      By-Laws.