Form 10-Q
period 1994-03-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 1994-05-09
CIK 315213

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

                                       OR

   / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM _______________ TO _______________ .

                             ---------------------

                         COMMISSION FILE NUMBER 1-10427

                         ROBERT HALF INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                   94-1648752
      (State or other jurisdiction
    of incorporation or organization)         (I.R.S. Employer Identification No.)
           2884 SAND HILL ROAD
                SUITE 200
         MENLO PARK, CALIFORNIA                              94025
(Address of principal executive offices)                   (zip-code)

       Registrant's telephone number, including area code: (415) 854-9700

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1994:

                 13,552,517 shares of $1 par value Common Stock

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      MARCH 31,    DECEMBER
                                                                        1994       31, 1993
                                                                     -----------  -----------
                                                                     (UNAUDITED)
ASSETS:
Cash and cash equivalents..........................................   $   1,499    $   1,773
Accounts receivable, less allowances of $2,475 and $2,194..........      47,043       40,155
Other current assets...............................................       5,386        5,538
                                                                     -----------  -----------
  Total current assets.............................................      53,928       47,466
Intangible assets, less accumulated amortization of $24,794 and
 $23,665...........................................................     152,886      152,156
Other assets.......................................................       4,980        4,976
                                                                     -----------  -----------
  Total assets.....................................................   $ 211,794    $ 204,598
                                                                     -----------  -----------
                                                                     -----------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses..............................   $   6,504    $   6,745
Accrued payroll costs..............................................      16,032       13,243
Income taxes payable...............................................       3,631        1,792
Current portion of notes payable and other indebtedness............         881          408
                                                                     -----------  -----------
  Total current liabilities........................................      27,048       22,188
Notes payable and other indebtedness, less current portion.........       2,080        2,032
Bank loan (revolving credit).......................................      25,200       30,300
Deferred income taxes..............................................      17,043       16,476
                                                                     -----------  -----------
Total liabilities..................................................      71,371       70,996
STOCKHOLDERS' EQUITY:
  Common stock, $1 par value:
   authorized -- 30,000,000 shares;
   issued and outstanding -- 13,550,495 and 13,418,402 shares......      13,550       13,418
  Capital surplus..................................................      50,485       47,496
  Deferred compensation............................................      (3,727)      (2,113)
  Accumulated translation adjustments..............................        (693)        (589)
  Retained earnings................................................      80,808       75,390
                                                                     -----------  -----------
    Total stockholders' equity.....................................     140,423      133,602
                                                                     -----------  -----------
  Total liabilities and stockholders' equity.......................   $ 211,794    $ 204,598
                                                                     -----------  -----------
                                                                     -----------  -----------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                          --------------------
                                                                                            1994       1993
                                                                                          ---------  ---------
                                                                                              (UNAUDITED)
Net service revenues....................................................................  $  99,896  $  69,573
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for
 temporary employees....................................................................     61,272     42,266
                                                                                          ---------  ---------
Gross margin............................................................................     38,624     27,307
Selling, general and administrative expenses............................................     27,175     20,872
Amortization of intangible assets.......................................................      1,129      1,037
Interest expense........................................................................        494      1,002
                                                                                          ---------  ---------
Income before income taxes..............................................................      9,826      4,396
Provision for income taxes..............................................................      4,222      2,009
                                                                                          ---------  ---------
Net income..............................................................................  $   5,604  $   2,387
                                                                                          ---------  ---------
                                                                                          ---------  ---------
Net income per share....................................................................  $     .40  $     .20
                                                                                          ---------  ---------
                                                                                          ---------  ---------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                          --------------------
                                                                                            1994       1993
                                                                                          ---------  ---------
                                                                                              (UNAUDITED)
COMMON STOCK:
Balance at beginning of period..........................................................  $  13,418  $  11,821
Issuance of restricted stock, net -- par value..........................................         75          6
Exercise of stock options -- par value..................................................         63         92
Repurchases of common stock -- par value................................................         (6)        (7)
                                                                                          ---------  ---------
Balance at end of period................................................................  $  13,550  $  11,912
                                                                                          ---------  ---------
                                                                                          ---------  ---------
CAPITAL SURPLUS:
Balance at beginning of period..........................................................  $  47,496  $  16,623
Issuance of restricted stock, net -- excess over par value..............................      1,909        168
Exercises of stock options -- excess over par value.....................................        600        785
Tax benefits from exercises of stock options............................................        480        231
                                                                                          ---------  ---------
Balance at end of period................................................................  $  50,485  $  17,807
                                                                                          ---------  ---------
                                                                                          ---------  ---------
DEFERRED COMPENSATION:
Balance at beginning of period..........................................................  $  (2,113) $  (2,208)
Issuance of restricted stock, net.......................................................     (1,984)      (174)
Amortization of deferred compensation...................................................        370        265
                                                                                          ---------  ---------
Balance at end of period................................................................  $  (3,727) $  (2,117)
                                                                                          ---------  ---------
                                                                                          ---------  ---------
ACCUMULATED TRANSLATION ADJUSTMENTS:
Balance at beginning of period..........................................................  $    (589) $    (257)
Translation adjustments.................................................................       (104)        11
                                                                                          ---------  ---------
Balance at end of period................................................................  $    (693) $    (246)
                                                                                          ---------  ---------
                                                                                          ---------  ---------
RETAINED EARNINGS:
Balance at beginning of period..........................................................  $  75,390  $  64,993
Repurchases of common stock -- excess over par value....................................       (186)       (87)
Net income..............................................................................      5,604      2,387
                                                                                          ---------  ---------
Balance at end of period................................................................  $  80,808  $  67,293
                                                                                          ---------  ---------
                                                                                          ---------  ---------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                          --------------------
                                                                                            1994       1993
                                                                                          ---------  ---------
                                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..............................................................................  $   5,604  $   2,387
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of intangible assets.....................................................      1,129      1,037
  Depreciation expense..................................................................        630        587
  Deferred income taxes.................................................................        301        240
  Changes in assets and liabilities, net of effects of acquisitions:
    Increase in accounts receivable.....................................................     (6,336)    (3,905)
    Increase in accounts payable, accrued expenses and accrued payroll costs............      2,509      3,304
    Change in other assets, net of change in other liabilities..........................      2,729       (719)
                                                                                          ---------  ---------
Total adjustments.......................................................................        962        544
                                                                                          ---------  ---------
Net cash and cash equivalents provided by operating activities..........................      6,566      2,931
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired....................................................     (1,955)      (880)
  Capital expenditures..................................................................       (657)      (345)
                                                                                          ---------  ---------
Cash and cash equivalents used in investing activities..................................     (2,612)    (1,225)
CASH FLOWS USED IN FINANCING ACTIVITIES:
  Borrowings under credit agreement.....................................................     21,300     17,800
  Repayments under credit agreement.....................................................    (26,400)   (20,100)
  Repurchases of common stock or common stock equivalents...............................       (192)       (94)
  Principal payments on notes payable and other indebtedness............................        (79)      (575)
  Proceeds and tax benefits from exercise of stock options..............................      1,143      1,108
                                                                                          ---------  ---------
Net cash and cash equivalents used in financing activities..............................     (4,228)    (1,861)
                                                                                          ---------  ---------
Net decrease in cash and cash equivalents...............................................       (274)      (155)
Cash and cash equivalents at beginning of period........................................      1,773        560
                                                                                          ---------  ---------
Cash and cash equivalents at end of period..............................................  $   1,499  $     405
                                                                                          ---------  ---------
                                                                                          ---------  ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..............................................................................  $     433  $   1,671
  Income taxes..........................................................................      1,384        532
Acquisitions:
  Fair value of assets acquired --
    Intangible assets...................................................................  $   2,021  $     315
    Other...............................................................................        554      1,035
  Liabilities incurred --
    Notes payable and contracts.........................................................       (600)    --
    Other...............................................................................        (20)      (470)
                                                                                          ---------  ---------
  Cash paid, net of cash acquired.......................................................  $   1,955  $     880
                                                                                          ---------  ---------
                                                                                          ---------  ---------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION. The Consolidated Financial Statements include the accounts of Robert Half International Inc. (the "Company") and its subsidiaries, all of which are wholly-owned. The company is a Delaware corporation. All significant intercompany balances have been eliminated. Certain reclassifications have been made to the 1993 financial statements to conform to the 1994 presentation.

    INTERIM FINANCIAL INFORMATION. The Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and
Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary for a fair statement of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading.

    The interim results for the three months ended March 31, 1994, and 1993 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

    REVENUE RECOGNITION. Temporary service revenues are recognized when the services are rendered by the Company's temporary employees. Permanent placement revenues are recognized when employment candidates accept offers of permanent employment. Reserves are established to estimate losses due to placed candidates not remaining in employment for the Company's guarantee period, typically 90 days.

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

    INTANGIBLE ASSETS. Intangible assets represent the cost of acquired companies in excess of the fair market value of their net tangible assets at the acquisition date, and are being amortized on a straight-line basis over a period of 40 years.

    INCOME TAXES. Deferred taxes are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR EACH OF THE THREE MONTHS ENDED MARCH 31, 1994 AND
1993.

    Net service revenues increased approximately 43.6% during the first quarter of 1994 compared to the same period in 1993. Temporary service revenues increased approximately 43.7% during the three months ended March 31, 1994, relative to the three months ended March 31, 1993. Permanent placement revenues increased 36.9% during the comparable three months ending March 31, 1994 and 1993. The revenue comparisons reflect continued improvement in the demand for the Company's specialized staffing services.

    Gross margin dollars increased 41.4% during the three month period ending March 31, 1994, compared with the corresponding three month period ending March 31, 1993. Gross margin amounts equaled 38.7% of revenue for the three month period ending March 31, 1994 and 39.2% of revenue for the three month period ending March 31, 1993. The percentage declines related principally to a lower mix of the higher permanent placement gross margins.

    Selling, general and administrative expenses were approximately $27 million during the three months ended March 31, 1994 compared to approximately $21 million during the three months ended March 31, 1993. Selling, general and administrative expenses as a percentage of revenues was 27.2% in 1994 compared to 30% in 1993. The percentage declines were attributable to increased coverage of fixed costs due to revenue growth coupled with the Company's continued cost containment measures.

    Interest expense for the three months ended March 31, 1994 decreased 50.7% over the comparable 1993 period due primarily to the conversion and redemption of the Convertible Subordinated Debentures in the fourth quarter of 1993 and the reduction in outstanding indebtedness.

    The provision for income taxes for the three months ended March 31, 1994, was 43.0% compared to 45.7% of income before taxes for the same period in 1993. The decrease in 1994 is the result of a smaller percentage of non-deductible intangible expenses relative to income.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity during the first quarter of 1994 was impacted by the net effect of the funds generated by operations and the funds used for payment on outstanding indebtedness, capital expenditures and the personnel services acquisitions.

    The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company's offices, fixed payments and other long-term obligations.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None

ITEM 2.  CHANGES IN SECURITIES

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

EXHIBIT NO.                                        EXHIBIT
- - -----------  ------------------------------------------------------------------------------------
    11       Computation of Per Share Earnings.

    (b) The registrant filed no current reports on Form 8-K during the quarter covered by this report.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ROBERT HALF INTERNATIONAL INC.
                                                       (Registrant)

Date: May 9, 1994                                   /s/ M. KEITH WADDELL

                                        ----------------------------------------
                                                    M. Keith Waddell
                                        Vice President, Chief Financial Officer
                                            and Treasurer (Principal Financial
                                                Officer and duly authorized
                                                        signatory)

                               INDEX TO EXHIBITS

                                                                                                          SEQUENTIALLY
                                                                                                            NUMBERED
  NUMBER                                               EXHIBIT                                                PAGE
- - -----------  -------------------------------------------------------------------------------------------  ------------
    11       Computation of Per Share Earnings.