Form 10-Q
period 1994-06-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 1994-08-12
CIK 315213

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

          (MARK ONE)
             /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                          OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

                                            OR

             / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                          OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM              TO
                                                   .

                            ------------------------

                         COMMISSION FILE NUMBER 1-10427

                         ROBERT HALF INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                            94-1648752
     (State or other jurisdiction               (I.R.S. Employer
  of incorporation or organization)            Identification No.)

         2884 SAND HILL ROAD
              SUITE 200
        MENLO PARK, CALIFORNIA
   (Address of principal executive                    94025
               offices)                            (zip-code)

       Registrant's telephone number, including area code: (415) 854-9700

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1994:

               13,668,480 shares of $.001 par value Common Stock

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                    ASSETS:

                                                                                                  JUNE 30, 1994   DECEMBER 31, 1993
                                                                                                  -------------   -----------------
                                                                                                   (UNAUDITED)
Cash and cash equivalents.......................................................................    $  1,539          $  1,773
Accounts receivable, less allowances of $2,390 in 1994 and $2,194 in 1993.......................      50,196            40,155
Other current assets............................................................................       5,824             5,538
                                                                                                  -------------   -----------------
    Total current assets........................................................................      57,559            47,466
Intangible assets, less accumulated amortization of $25,944 in 1994 and $23,665 in 1993.........     155,012           152,156
Other assets....................................................................................       5,672             4,976
                                                                                                  -------------   -----------------
    Total assets................................................................................    $218,243          $204,598
                                                                                                  -------------   -----------------
                                                                                                  -------------   -----------------

                                               LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable and accrued expenses...........................................................    $  7,689          $  6,745
Accrued payroll costs...........................................................................      18,441            13,243
Income taxes payable............................................................................       3,892             1,792
Current portion of notes payable and other indebtedness.........................................       1,134               408
                                                                                                  -------------   -----------------
    Total current liabilities...................................................................      31,156            22,188
Notes payable and other indebtedness, less current portion......................................       3,112             2,032
Bank loan (revolving credit)....................................................................      18,600            30,300
Deferred income taxes...........................................................................      17,933            16,476
                                                                                                  -------------   -----------------
    Total liabilities...........................................................................      70,801            70,996

                                                       STOCKHOLDERS' EQUITY:

Common stock, $.001 par value in 1994 and $1 par value in 1993; authorized 100,000,000 in 1994 and 30,000,000 in 1993 shares; issued and outstanding 27,330,644 in 1994 and 26,836,804 in 1993
 shares.........................................................................................          27            26,837
Capital surplus.................................................................................      67,168            33,113
Deferred compensation...........................................................................      (6,535)           (2,113)
Accumulated translation adjustments.............................................................        (536)             (589)
Retained earnings...............................................................................      87,318            76,354
                                                                                                  -------------   -----------------
    Total stockholders' equity..................................................................     147,442           133,602
                                                                                                  -------------   -----------------
    Total liabilities and stockholders' equity..................................................    $218,243          $204,598
                                                                                                  -------------   -----------------
                                                                                                  -------------   -----------------

ALL SHARE AND PER SHARE AMOUNTS HAVE BEEN RESTATED TO RETROACTIVELY REFLECT THE
               TWO-FOR-ONE STOCK SPLIT DECLARED ON JULY 20, 1994.

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                              THREE MONTHS      SIX MONTHS ENDED
                                                                                             ENDED JUNE 30,         JUNE 30,
                                                                                            -----------------  ------------------
                                                                                              1994     1993      1994      1993
                                                                                            --------  -------  --------  --------
                                                                                               (UNAUDITED)        (UNAUDITED)
Net service revenues......................................................................  $106,514  $72,446  $206,410  $142,019
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for
 temporary employees .                                                                        65,145   43,989   126,417    86,255
                                                                                            --------  -------  --------  --------
Gross margin..............................................................................    41,369   28,457    79,993    55,764
Selling, general and administrative expenses..............................................    28,910   21,109    56,085    41,981
Amortization of intangible assets.........................................................     1,150    1,041     2,279     2,078
Interest expense..........................................................................       461      947       955     1,948
                                                                                            --------  -------  --------  --------
Income before income taxes................................................................    10,848    5,360    20,674     9,757
Provision for income taxes................................................................     4,575    2,460     8,797     4,471
                                                                                            --------  -------  --------  --------
Net income................................................................................  $  6,273  $ 2,900  $ 11,877  $  5,286
                                                                                            --------  -------  --------  --------
                                                                                            --------  -------  --------  --------
Net income per share......................................................................  $    .22  $   .12  $    .42  $    .21
                                                                                            --------  -------  --------  --------
                                                                                            --------  -------  --------  --------

ALL SHARE AND PER SHARE AMOUNTS HAVE BEEN RESTATED TO RETROACTIVELY REFLECT THE
               TWO-FOR-ONE STOCK SPLIT DECLARED ON JULY 20, 1994.

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                                SIX MONTHS ENDED
                                                                                                                    JUNE 30,
                                                                                                                ----------------
                                                                                                                 1994     1993
                                                                                                                -------  -------
                                                                                                                  (UNAUDITED)
COMMON STOCK:
Balance at beginning of period................................................................................  $26,837  $23,642
Issuance of restricted stock, net -- par value................................................................      334       80
Exercise of stock options -- par value........................................................................      213      278
Change in par value...........................................................................................  (27,298)   --
Repurchases of common stock -- par value......................................................................      (59)     (24)
                                                                                                                -------  -------
  Balance at end of period....................................................................................  $    27  $23,976
                                                                                                                -------  -------
                                                                                                                -------  -------
CAPITAL SURPLUS:
Balance at beginning of period................................................................................  $33,113  $ 3,897
Issuance of restricted stock, net -- excess over par value....................................................    4,913      746
Exercises of stock options -- excess over par value...........................................................      903    1,042
Tax benefits from exercises of stock options..................................................................      941      408
Change in par value...........................................................................................   27,298    --
                                                                                                                -------  -------
  Balance at end of period....................................................................................  $67,168  $ 6,093
                                                                                                                -------  -------
                                                                                                                -------  -------
DEFERRED COMPENSATION:
Balance at beginning of period................................................................................  $(2,113) $(2,208)
Issuance of restricted stock, net.............................................................................   (5,246)    (826)
Amortization of deferred compensation.........................................................................      824      503
                                                                                                                -------  -------
  Balance at end of period....................................................................................  $(6,535) $(2,531)
                                                                                                                -------  -------
                                                                                                                -------  -------
ACCUMULATED TRANSLATION ADJUSTMENTS:
Balance at beginning of period................................................................................  $  (589) $  (257)
Translation adjustments.......................................................................................       53      (58)
                                                                                                                -------  -------
  Balance at end of period....................................................................................  $  (536) $  (315)
                                                                                                                -------  -------
                                                                                                                -------  -------
RETAINED EARNINGS:
Balance at beginning of period................................................................................  $76,354  $65,898
Repurchases of common stock -- excess over par value..........................................................     (913)    (173)
Net income....................................................................................................   11,877    5,286
                                                                                                                -------  -------
  Balance at end of period....................................................................................  $87,318  $71,011
                                                                                                                -------  -------
                                                                                                                -------  -------

ALL SHARE AND PER SHARE AMOUNTS HAVE BEEN RESTATED TO RETROACTIVELY REFLECT THE
               TWO-FOR-ONE STOCK SPLIT DECLARED ON JULY 20, 1994.

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                                SIX MONTHS ENDED
                                                                                                                    JUNE 30,
                                                                                                                ----------------
                                                                                                                 1994     1993
                                                                                                                -------  -------
                                                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................................................................................  $11,877  $ 5,286
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of intangible assets...........................................................................    2,279    2,078
  Depreciation expense........................................................................................    1,275    1,186
  Deferred income taxes.......................................................................................      637      793
  Changes in assets and liabilities, net of effects of acquisitions:
    Increase in accounts receivable...........................................................................   (8,501)  (4,400)
    Increase in accounts payable, accrued expenses and accrued payroll costs..................................    5,632    1,153
    Increase in income taxes payable..........................................................................    2,100    2,624
    Change in other assets, net of change in other liabilities................................................    1,776      (53)
                                                                                                                -------  -------
    Total adjustments.........................................................................................    5,198    3,381
                                                                                                                -------  -------
Net cash and cash equivalents provided by operating activities................................................   17,075    8,667
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired..........................................................................   (4,283)  (4,820)
  Capital expenditures........................................................................................   (2,098)    (988)
                                                                                                                -------  -------
Cash and cash equivalents used in investing activities........................................................   (6,381)  (5,808)
CASH FLOWS USED IN FINANCING ACTIVITIES:
  Borrowings under credit agreement...........................................................................   51,200   49,200
  Repayments under credit agreement...........................................................................  (62,900) (52,800)
  Repurchases of common stock or common stock equivalents.....................................................     (972)    (197)
  Principal payments on notes payable and other indebtedness..................................................     (313)    (811)
  Proceeds and tax benefits from exercise of stock options....................................................    2,057    1,728
                                                                                                                -------  -------
Net cash and cash equivalents used in financing activities....................................................  (10,928)  (2,880)
                                                                                                                -------  -------
Net decrease in cash and cash equivalents.....................................................................     (234)     (21)
Cash and cash equivalents at beginning of period..............................................................    1,773      560
                                                                                                                -------  -------
Cash and cash equivalents at end of period....................................................................  $ 1,539  $   539
                                                                                                                -------  -------
                                                                                                                -------  -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest....................................................................................................  $   903  $ 2,166
  Income taxes................................................................................................    4,632    1,371
Acquisitions:
  Fair value of assets acquired --
    Intangible assets.........................................................................................  $ 5,294  $ 4,440
    Other.....................................................................................................    1,618    1,457
  Liabilities incurred --
    Notes payable and contracts...............................................................................   (2,119)   --
    Other.....................................................................................................     (510)  (1,077)
                                                                                                                -------  -------
  Cash paid, net of cash acquired.............................................................................  $ 4,283  $ 4,820
                                                                                                                -------  -------
                                                                                                                -------  -------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1994
                                  (UNAUDITED)

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

    The interim results for the three and six months ended June 30, 1994, and 1993 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

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

NOTE B -- CHANGE IN PAR VALUE AND AUTHORIZED SHARES
    On June 27, 1994, the stockholders of the Company voted to amend the certificate of incorporation to increase the number of authorized shares of the Company's Common Stock from 30,000,000 shares to 100,000,000 and the number of authorized shares of the Company's Preferred Stock from 500,000 to 5,000,000.

    The stockholders of the Company also authorized a reduction in par value from $1 per share to $.001 per share on both classes of shares.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1994
                                  (UNAUDITED)

NOTE C -- SUBSEQUENT EVENT
    On July 20, 1994, the Board of Directors declared a two-for-one stock split in the form of a stock dividend on the Company's common stock. The record date for determining those stockholders entitled to receive the stock dividend is August 5, 1994. The payment date for the stock dividend is August 26, 1994.

    All shares and per share amounts have been restated to retroactively reflect the two-for-one stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS FOR EACH OF THE THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993.

    Net service revenues increased 47.0% during the second quarter of 1994 compared to the same period in 1993. Net service revenues for the six months ending June 30, 1994 increased 45.3% compared to the six months ending June 30, 1993. Temporary service revenues increased approximately 47.7% and 45.7% during the three and six months ended June 30, 1994, relative to the three and six months ended June 30, 1993. Permanent placement revenues increased 42.2% and 42.9% during the comparable three and six months ending June 30, 1994 and 1993. The revenue comparisons reflect continued improvement in the demand for the Company's specialized staffing services.

    Gross margin dollars increased 45.4% and 43.4% during the three and six month periods ending June 30, 1994, compared with the corresponding three and six month periods ending June 30, 1993. Gross margin amounts equaled 38.8% of revenue for both the three and six month periods ending June 30, 1994 and 39.3% of revenue for both the three and six month periods ending June 30, 1993.

    Selling, general and administrative expenses were approximately $29 million and $56 million during the three and six months ended June 30, 1994 compared to approximately $21 million and $42 million during the three and six months ended June 30, 1993. Selling, general and administrative expenses as a percentage of revenues was 27.1% and 27.2% in the three and six months ended June 30, 1994 compared to 29.1% and 29.6% in the three and six months ended June 30, 1993. The percentage declines were attributable to increased coverage of fixed costs due to revenue growth coupled with the Company's continued cost containment measures.

    Interest expense for the three and six months ended June 30, 1994 decreased 51.3% and 51.0% over the comparable 1993 period due primarily to the conversion and redemption of the Convertible Subordinated Debentures in the fourth quarter of 1993 and the reduction in outstanding indebtedness.

    The provision for income taxes for the three and six months ended June 30, 1994, was 42.2% and 42.6% compared to 45.9% and 45.8% of income before taxes for the same periods in 1993. The decrease in 1994 is the result of a smaller percentage of non-deductible intangible expenses relative to income.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity during the first half of 1994 was impacted by the net effect of the funds generated by operations and the funds used for payment on outstanding indebtedness, capital expenditures and the personnel services acquisitions.

    The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company's offices, fixed payments and other long-term obligations.

    On June 27, 1994, the stockholders of the Company voted to amend the certificate of incorporation to increase the number of authorized shares of the Company's Common Stock from 30,000,000 shares to 100,000,000 and the number of authorized shares of the Company's Preferred Stock from 500,000 to 5,000,000.

    The stockholders of the Company also authorized a reduction in par value from $1 per share to $.001 per share on both classes of shares.

    On July 20, 1994, the Board of Directors declared a two-for-one stock split in the form of a stock dividend on the Company's common stock. The record date for determining those stockholders entitled to receive the stock dividend is August 5, 1994. The payment date for the stock dividend is August 26, 1994.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None

ITEM 2.  CHANGES IN SECURITIES

    At a special meeting of stockholders held on June 27, 1994, the stockholders of the corporation approved an amendment to the Company's Restated Certificate of Incorporation that (a) increased the number of authorized shares of the Company's Common Stock from 30,000,000 shares to 100,000,000 shares, (b) increased the number of authorized shares of the Company's Preferred Stock from 500,000 shares to 5,000,000 shares, and (c) reduced the par value of the Common Stock and the Preferred Stock from $1.00 per share to $0.001 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 12, 1994, registrant held its annual meeting of stockholders. The four matters presented to stockholders at the annual meeting were the election of directors, the approval of amendments to the registrant's By-laws that classified the registrant's Board of Directors and made other related changes, the approval of the Annual Performance Bonus Plan and the approval of amendments to the 1993 Incentive Plan. The vote for director was as follows:

NOMINEE                                                SHARES FOR    SHARES WITHHELD
- - ----------------------------------------------------  -------------  ---------------
Andrew S. Berwick, Jr...............................     11,890,111        237,547
Frederick P. Furth..................................     11,889,991        237,667
Edward W. Gibbons...................................     11,890,111        237,547
Todd Goodwin........................................     11,889,871        237,787
Harold M. Messmer, Jr...............................     11,890,111        237,547
Frederick A. Richman................................     11,889,491        238,167
Thomas J. Ryan......................................     11,889,571        238,087
J. Stephen Schaub...................................     11,890,111        237,547

    The amendment to the By-laws was approved by the following vote:

For:               9,962,833
Against:           1,315,800
Abstain:              29,221
Broker Nonvote:      819,804

    The Annual Performance Bonus Plan was approved by the following vote:

For:              11,881,670
Against:             207,667
Abstain:              38,321
Broker Nonvote:            0

    The 1993 Incentive Plan was approved by the following vote:

For:              11,608,899
Against:             470,872
Abstain:              47,887
Broker Nonvote:            0

No other matters were voted upon at the annual meeting.

    On June 27, 1994, registrant held a special meeting of stockholders. The only matter presented to stockholders at the special meeting was the approval of an amendment to the registrant's Restated Certificate of Incorporation that increased the number of authorized common and preferred shares and reduced the par value of the shares. The amendment was approved by the following vote:

For:               8,824,746
Against:           2,874,168
Abstain:              41,258
Broker Nonvote:            0

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

EXHIBIT NO.
- - -----------
  3.1       Restated Certificate of Incorporation.
  3.2       By-Laws.
  4.1       Restated Certificate of Incorporation (filed as Exhibit 3.1).
  11        Computation of Per Share Earnings.

    (b) The registrant filed no current report on Form 8-K during the quarter covered by this report.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ROBERT HALF INTERNATIONAL INC.
                                          (Registrant)

                                                   /s/ M. KEITH WADDELL

                                          --------------------------------------
                                                     M. Keith Waddell
                                                  SENIOR VICE PRESIDENT,
                                          CHIEF FINANCIAL OFFICER AND TREASURER
                                             (PRINCIPAL FINANCIAL OFFICER AND
                                                DULY AUTHORIZED SIGNATORY)

Date: August 11, 1994

                               INDEX TO EXHIBITS

NUMBER EXHIBIT
- - ------ -------------------------------------------------------------------------------------------------------------
 3.1   Restated Certificate of Incorporation
 3.2   By-Laws
 4.1   Restated Certificate of Incorporation of Registrant
        (filed as Exhibit 3.1)
 11    Computation of Per Share Earnings