Form 10-Q
period 1994-09-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 1994-10-31
CIK 315213

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

          (MARK ONE)
             /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                          OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes _X_ No ____


    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 24, 1994:



               27,429,228 shares of $.001 par value Common Stock


- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                    ASSETS:


                                                                                  SEPTEMBER 30, 1994   DECEMBER 31, 1993
                                                                                  ------------------   -----------------
                                                                                     (UNAUDITED)
Cash and cash equivalents.......................................................  $           1,142    $          1,773
Accounts receivable, less allowances of $2,505 in 1994 and $2,194 in 1993.......             54,793              40,155
Other current assets............................................................              5,189               5,538
                                                                                         ----------    -----------------
    Total current assets........................................................             61,124              47,466
Intangible assets, less accumulated amortization of $27,096 in 1994 and $23,665
 in 1993........................................................................            154,133             152,156
Other assets....................................................................              6,345               4,976
                                                                                         ----------    -----------------
    Total assets................................................................  $         221,602    $        204,598
                                                                                         ----------    -----------------
                                                                                         ----------    -----------------

                                         LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable and accrued expenses...........................................  $           6,665    $          6,745
Accrued payroll costs...........................................................             20,595              13,243
Income taxes payable............................................................              2,427               1,792
Current portion of notes payable and other indebtedness.........................              1,125                 408
                                                                                         ----------    -----------------
    Total current liabilities...................................................             30,812              22,188
Notes payable and other indebtedness, less current portion......................              3,122               2,032
Bank loan (revolving credit)....................................................             13,700              30,300
Deferred income taxes...........................................................             18,067              16,476
                                                                                         ----------    -----------------
    Total liabilities...........................................................             65,701              70,996

                                                 STOCKHOLDERS' EQUITY:

Common stock, $.001 par value in 1994 and $1 par value in 1993; authorized
 100,000,000 in 1994 and 30,000,000 in 1993; issued and outstanding 27,429,344
 in 1994 and 26,836,804 in 1993.................................................                 27              26,837
Capital surplus.................................................................             68,359              33,113
Deferred compensation...........................................................             (6,124)             (2,113)
Accumulated translation adjustments.............................................               (322)               (589)
Retained earnings...............................................................             93,961              76,354
                                                                                         ----------    -----------------
    Total stockholders' equity..................................................            155,901             133,602
                                                                                         ----------    -----------------
    Total liabilities and stockholders' equity..................................  $         221,602    $        204,598
                                                                                         ----------    -----------------
                                                                                         ----------    -----------------



ALL SHARE AND PER SHARE AMOUNTS HAVE BEEN RESTATED TO RETROACTIVELY REFLECT THE TWO-FOR-ONE STOCK SPLIT EFFECTED IN THE FORM OF A STOCK DIVIDEND IN AUGUST 1994.


        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                             SEPTEMBER 30,          SEPTEMBER 30,
                                                                          -------------------    --------------------
                                                                            1994       1993        1994        1993
                                                                          --------    -------    --------    --------
                                                                              (UNAUDITED)            (UNAUDITED)
Net service revenues..................................................    $114,903    $77,061    $321,313    $219,080
Direct costs of services, consisting of payroll, payroll taxes and
 insurance costs for temporary employees..............................      70,259     47,661     196,676     133,916
                                                                          --------    -------    --------    --------
Gross margin..........................................................      44,644     29,400     124,637      85,164
Selling, general and administrative expenses..........................      31,455     21,599      87,540      63,580
Amortization of intangible assets.....................................       1,152      1,064       3,431       3,142
Interest expense......................................................         371        864       1,326       2,813
                                                                          --------    -------    --------    --------
Income before income taxes............................................      11,666      5,873      32,340      15,629
Provision for income taxes............................................       4,924      2,782      13,721       7,251
                                                                          --------    -------    --------    --------
Net income............................................................    $  6,742    $ 3,091    $ 18,619    $  8,378
                                                                          --------    -------    --------    --------
                                                                          --------    -------    --------    --------
Net income per share..................................................    $    .24    $   .12    $    .66    $    .33
                                                                          --------    -------    --------    --------
                                                                          --------    -------    --------    --------



ALL SHARE AND PER SHARE AMOUNTS HAVE BEEN RESTATED TO RETROACTIVELY REFLECT THE TWO-FOR-ONE STOCK SPLIT EFFECTED IN THE FORM OF A STOCK DIVIDEND IN AUGUST 1994.


        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                  -------------------
                                                                                    1994       1993
                                                                                  --------   --------
                                                                                      (UNAUDITED)
COMMON STOCK:
Balance at beginning of period..................................................  $ 26,837   $ 23,642
Issuance of restricted stock, net -- par value..................................       334         82
Exercise of stock options -- par value..........................................       213      1,070
Repurchases of common stock -- par value........................................       (59)      (120)
Change in par value.............................................................   (27,298)     --
                                                                                  --------   --------
  Balance at end of period......................................................  $     27   $ 24,674
                                                                                  --------   --------
                                                                                  --------   --------
CAPITAL SURPLUS:
Balance at beginning of period..................................................  $ 33,113   $  3,897
Issuance of restricted stock, net -- excess over par value......................     5,025        782
Exercises of stock options -- excess over par value.............................     1,387      3,969
Tax benefits from exercises of stock options....................................     1,536      2,772
Change in par value.............................................................    27,298      --
                                                                                  --------   --------
  Balance at end of period......................................................  $ 68,359   $ 11,420
                                                                                  --------   --------
                                                                                  --------   --------
DEFERRED COMPENSATION:
Balance at beginning of period..................................................  $ (2,113)  $ (2,208)
Issuance of restricted stock, net...............................................    (5,359)      (864)
Amortization of deferred compensation...........................................     1,348        753
                                                                                  --------   --------
  Balance at end of period......................................................  $ (6,124)  $ (2,319)
                                                                                  --------   --------
                                                                                  --------   --------
ACCUMULATED TRANSLATION ADJUSTMENTS:
Balance at beginning of period..................................................  $   (589)  $   (257)
Translation adjustments.........................................................       267       (293)
                                                                                  --------   --------
  Balance at end of period......................................................  $   (322)  $   (550)
                                                                                  --------   --------
                                                                                  --------   --------
RETAINED EARNINGS:
Balance at beginning of period..................................................  $ 76,354   $ 65,898
Repurchases of common stock -- excess over par value............................    (1,012)    (1,259)
Net income......................................................................    18,619      8,378
                                                                                  --------   --------
  Balance at end of period......................................................  $ 93,961   $ 73,017
                                                                                  --------   --------
                                                                                  --------   --------



ALL SHARE AND PER SHARE AMOUNTS HAVE BEEN RESTATED TO RETROACTIVELY REFLECT THE TWO-FOR-ONE STOCK SPLIT EFFECTED IN THE FORM OF A STOCK DIVIDEND IN AUGUST 1994.


        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                    --------------------
                                                                                      1994        1993
                                                                                    --------    --------
                                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income......................................................................    $ 18,619    $  8,378
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of intangible assets.............................................       3,431       3,142
  Depreciation expense..........................................................       1,952       1,757
  Deferred income taxes.........................................................       1,077         742
  Changes in assets and liabilities, net of effects of acquisitions:
    Increase in accounts receivable.............................................     (13,060)     (7,175)
    Increase in accounts payable, accrued expenses and accrued payroll costs....       6,689       3,454
    Increase in income taxes payable............................................         635         263
    Change in other assets, net of change in other liabilities..................       2,740        (314)
                                                                                    --------    --------
    Total adjustments...........................................................       3,464       1,869
                                                                                    --------    --------
Net cash and cash equivalents provided by operating activities..................      22,083      10,247
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired............................................      (4,406)     (5,657)
  Capital expenditures..........................................................      (3,422)     (1,473)
                                                                                    --------    --------
Cash and cash equivalents used in investing activities..........................      (7,828)     (7,130)
CASH FLOWS USED IN FINANCING ACTIVITIES:
  Borrowings under credit agreement.............................................      79,000      66,800
  Repayments under credit agreement.............................................     (95,600)    (73,900)
  Repurchases of common stock or common stock equivalents.......................      (1,071)     (1,379)
  Principal payments on notes payable and other indebtedness....................        (351)       (863)
  Proceeds and tax benefits from exercise of stock options......................       3,136       7,811
                                                                                    --------    --------
Net cash and cash equivalents used in financing activities......................     (14,886)     (1,531)
                                                                                    --------    --------
Net decrease in cash and cash equivalents.......................................        (631)      1,586
Cash and cash equivalents at beginning of period................................       1,773         560
                                                                                    --------    --------
Cash and cash equivalents at end of period......................................    $  1,142    $  2,146
                                                                                    --------    --------
                                                                                    --------    --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest......................................................................    $  1,230    $  3,398
  Income taxes..................................................................      10,035       2,876
Acquisitions:
  Fair value of assets acquired --
    Intangible assets...........................................................    $  5,452    $  5,304
    Other.......................................................................       1,694       1,563
  Liabilities incurred --
    Notes payable and contracts.................................................      (2,158)      --
    Other.......................................................................        (582)     (1,210)
                                                                                    --------    --------
  Cash paid, net of cash acquired...............................................    $  4,406    $  5,657
                                                                                    --------    --------
                                                                                    --------    --------


        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1994
                                  (UNAUDITED)

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

    The interim results for the three and nine months ended September 30, 1994, and 1993 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

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

NOTE C -- STOCK SPLIT

    In August 1994, the Company effected a two-for-one stock split in the form of a stock dividend. All shares and per share amounts have been restated to retroactively reflect the two-for-one stock split.



NOTE D --


    The Company has filed a registration statement on Form S-3 seeking approval from the SEC to issue up to an additional 633,555 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS FOR EACH OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993.


    Net service revenues increased 49.1% during the third quarter of 1994 compared to the same period in 1993. Net service revenues for the nine months ending September 30, 1994 increased 46.7% compared to the nine months ending September 30, 1993. Temporary service revenues increased approximately 48.7% and 46.7% during the three and nine months ended September 30, 1994, relative to the three and nine months ended September 30, 1993, including the revenues from the Company's OFFICETEAM-R- division which was started in 1991 to provide skilled office and administrative personnel. Permanent placement revenues increased 49.1% and 46.7% during the comparable three and nine months ending September 30, 1994 and 1993. The revenue comparisons reflect continued improvement in the demand for the Company's services.



    Gross margin dollars increased 51.9% and 46.3% during the three and nine month periods ending September 30, 1994, compared with the corresponding three and nine month periods ending September 30, 1993. Gross margin amounts equaled 38.9% and 38.8% of revenue for the three and nine month periods ending September 30, 1994 and 38.2% and 38.9% of revenue for the three and nine month periods ending September 30, 1993. The percentage increase in the three months ended September 30, 1994 relates primarily to the strengthening of gross margins in the Company's ACCOUNTEMPS-R- division. The percentage decline for the nine month period related principally to the relatively lower percentage of revenues from the ROBERT HALF_-R- permanent placement division (which has higher gross margins).



    Selling, general and administrative expenses were approximately $31 million and $88 million during the three and nine months ended September 30, 1994 compared to approximately $22 million and $64 million during the three and nine months ended September 30, 1993. Selling, general and administrative expenses as a percentage of revenues was 27.4% and 27.2% in the three and nine months ended September 30, 1994 compared to 28.0% and 29.0% in the three and nine months ended September 30, 1993. The percentage declines were attributable to increased coverage of fixed costs due to revenue growth.



    Interest expense for the three and nine months ended September 30, 1994 decreased 57.1% and 52.9% over the comparable 1993 period due primarily to the conversion of the Convertible Subordinated Debentures in the fourth quarter of 1993 and the reduction in outstanding indebtedness.



    The provision for income taxes for the three and nine months ended September 30, 1994, was 42.2% and 42.4% compared to 47.4% and 46.4% of income before taxes for the same periods in 1993. The decrease in 1994 is the result of a smaller percentage of non-deductible intangible expenses relative to income.


    LIQUIDITY AND CAPITAL RESOURCES


    As of September 30, 1994, the Company's sources of liquidity included approximately $1.1 million in cash and cash equivalents and $30.3 million in net working capital. In addition, as of September 30, 1994, approximately $63 million remained available for borrowing under the Company's $80 million bank revolving credit facility at interest rates of either the Eurodollar rate plus 1% or at prime.



    The Company's liquidity during the first nine months of 1994 was increased by $22.1 million from funds generated by operating activities. These funds were used for personnel services acquisitions, capital expenditures and payments on outstanding indebtedness.



    The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving credit facility will be sufficient for the foreseeable future to support the working capital needs of the Company.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None

ITEM 2.  CHANGES IN SECURITIES


    None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


    None


ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.


EXHIBIT NO.
- - -----------
     10.1       Addendum to 1985 Stock Option Plan.
     10.2       Outside Directors' Option Plan.
     10.3       1989 Restricted Stock Plan.
     10.4       StockPlus Plan.
     10.5       1993 Incentive Plan.
     10.6       Addendum to Non-Employee Directors' Option Plan.
     11         Computation of Per Share Earnings.
     27         Financial Data Schedules.


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

                                          ROBERT HALF INTERNATIONAL INC.
                                          (Registrant)


                                                  /s/ BARBARA J. FORSBERG

                                          --------------------------------------

                                                   Barbara J. Forsberg
                                              VICE PRESIDENT AND CONTROLLER,
                                              (CHIEF ACCOUNTING OFFICER AND
                                                DULY AUTHORIZED SIGNATORY)



Date: October 28, 1994

                               INDEX TO EXHIBITS


                                                                                                SEQUENTIALLY
NUMBER      EXHIBIT                                                                             NUMBERED PAGE
- - -------     --------------------------------------------------------------------------------    -------------
  10.1      Addendum to 1985 Stock Option Plan.
  10.2      Outside Directors' Option Plan.
  10.3      1989 Restricted Stock Plan.
  10.4      StockPlus Plan.
  10.5      1993 Incentive Plan.
  10.6      Addendum to Non-Employee Directors' Option Plan.
  11        Computation of Per Share Earnings.
  27        Financial Data Schedules.