Form 10-Q/A
period 1994-09-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 1995-01-04
CIK 315213

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

    THIS AMENDMENT NO. 1 IS BEING FILED SOLELY FOR THE PURPOSE OF CORRECTING CERTAIN TYPOGRAPHICAL ERRORS IN EXHIBIT 10.2. NO OTHER CHANGES ARE BEING MADE.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ROBERT HALF INTERNATIONAL INC.
                                          (Registrant)

                                                     /s/ STEVEN KAREL

                                          --------------------------------------
                                                       Steven Karel
                                               VICE PRESIDENT AND SECRETARY
                                               (DULY AUTHORIZED SIGNATORY)

Date: January 4, 1995

                               INDEX TO EXHIBITS

                                                                                                SEQUENTIALLY
NUMBER      EXHIBIT                                                                             NUMBERED PAGE
- -------     --------------------------------------------------------------------------------    -------------
  10.2      Outside Directors' Option Plan.