Form 10-K405
period 1994-12-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 1995-03-08
CIK 315213

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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

                                                      NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                     ON WHICH REGISTERED
     Common Stock, Par Value $.001 per Share         New York Stock Exchange
         Preferred Share Purchase Rights             New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of February 28, 1995, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $631,070,000 based on the closing sale price on that date. This amount excludes the market value of 2,686,109 shares of Common Stock held by registrant's directors and officers and their affiliates.

    As of February 28, 1995, there were outstanding 28,313,280 shares of the registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement to be mailed to stockholders in connection with the registrant's annual meeting of stockholders, scheduled to be held in May 1995, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be part of this report.

                                     PART I

ITEM 1.  BUSINESS

    Robert Half International Inc. is the world's largest specialized provider of temporary and permanent personnel in the fields of accounting and finance. Its divisions include ACCOUNTEMPS-Registered Trademark- and ROBERT HALF-Registered Trademark-, providers of temporary and permanent personnel, respectively, in the fields of accounting and finance. The Company, utilizing its experience as a specialized provider of temporary and permanent personnel, has expanded into additional specialty fields. In December 1991, the Company formed OFFICETEAM-Registered Trademark- to provide skilled temporary administrative and office personnel. In 1992, the Company acquired THE AFFILIATES-Registered Trademark-, which focuses on placing temporary and permanent employees in paralegal, legal administrative and other legal support positions. In addition, the Company recently established RHI CONSULTING-SM- to concentrate on providing temporary information technology professionals in positions ranging from PC/LAN technician to system design and application programmer.

    The Company's business was originally founded in 1948. Prior to 1986, the Company was primarily a franchisor of ACCOUNTEMPS and ROBERT HALF offices. Beginning in 1986, the Company and its current management embarked on a strategy of acquiring franchised locations and other local or regional independent providers of specialized temporary service personnel. The Company has acquired all but five of the ACCOUNTEMPS and ROBERT HALF franchises in 45 separate transactions, and has acquired 14 other local or regional providers of
specialized   temporary  service   personnel.  Since   1986,  the   Company  has
significantly expanded operations at many of the acquired locations and has opened over 50 new locations. The Company believes that direct ownership of offices allows it to better monitor and protect the image of the ACCOUNTEMPS and ROBERT HALF names, promotes a more consistent and higher level of quality and service throughout its network of offices and improves profitability by centralizing many of its administrative functions. The Company currently has more than 180 offices in 36 states and five foreign countries and placed approximately 85,000 employees on temporary assignment with clients in 1994.

ACCOUNTEMPS

    The ACCOUNTEMPS temporary services division offers customers a reliable and economical means of dealing with uneven or peak work loads for accounting, tax and finance personnel caused by such predictable events as vacations, taking inventories, tax work, month-end activities and special projects and such unpredictable events as illness and emergencies. Businesses increasingly view the use of temporary employees as a means of controlling personnel costs and converting such costs from fixed to variable. The cost and inconvenience to clients of hiring and firing permanent employees are eliminated by the use of ACCOUNTEMPS temporaries. The temporary workers are employees of ACCOUNTEMPS and are paid by ACCOUNTEMPS only when working on customer assignments. The customer pays a fixed rate only for hours worked.

    ACCOUNTEMPS clients may fill their permanent employment needs by using an ACCOUNTEMPS employee on a trial basis and, if so desired, "converting" the temporary position to a permanent position. The client typically pays a one-time fee for such conversions.

    The ACCOUNTEMPS business accounted for 75% of the Company's revenue in 1993 and 66% of the Company's revenue in 1994.

OFFICETEAM

    The Company's OFFICETEAM division, which commenced operations in 1991, places temporary and permanent office and administrative personnel, ranging from word processors to office managers, from over 125 locations in the United States. OFFICETEAM operates in much the same fashion as the ACCOUNTEMPS and ROBERT HALF divisions. The OFFICETEAM business accounted for 14% of the Company's revenue in 1993 and 19% of the Company's revenue in 1994.

ROBERT HALF

    The Company offers permanent placement services through its office network under the name ROBERT HALF. The Company's ROBERT HALF division specializes in placing accounting, financial, tax and banking personnel. Fees for successful permanent placements are paid only by the employer and are generally a percentage of the new employee's annual compensation. No fee for permanent placement services is charged to employment candidates.

    The ROBERT HALF business accounted for 9% of the Company's revenue in 1993 and 1994.

OTHER ACTIVITIES

    In 1992, the Company acquired THE AFFILIATES, a small operation involving only a limited number of offices, which places temporary and permanent employees in paralegal, legal administrative and legal secretarial positions. The legal profession's requirements (the need for confidentiality, accuracy and reliability, a strong drive toward cost-effectiveness, and frequent peak workload periods) are similar to the demands of the clients of the ACCOUNTEMPS division.

    The  Company  recently  established  its  RHI  CONSULTING  division,   which
specializes in providing information technology professionals ranging from PC/LAN technician to system design and application programmer.

MARKETING AND RECRUITING

    The Company markets its services to clients as well as employment candidates. Local marketing and recruiting are generally conducted by each office or related group of offices. Advertising directed to clients and employment candidates consists primarily of yellow pages advertisements, classified advertisements and radio. Direct marketing through mail and telephone solicitation also constitutes a significant portion of the Company's total advertising. National advertising conducted by the Company consists primarily of print advertisements in national newspapers, magazines and certain trade journals. Joint marketing arrangements have been entered into with Lotus Development Corporation, WordPerfect Corporation, Peachtree Software, Inc., and Computer Associates International, Inc. and typically provide for cooperative advertising, joint mailings and similar promotional activities. The Company also actively seeks endorsements and affiliations with professional organizations in the business management, office administration and professional secretarial fields. The Company also conducts public relations activities designed to enhance public recognition of the Company and its services. Local employees are encouraged to be active in civic organizations and industry trade groups.

    The Company owns many trademarks, service marks and tradenames, including the ROBERT HALF-Registered Trademark-, ACCOUNTEMPS-Registered Trademark-, OFFICETEAM-Registered Trademark-, THE AFFILIATES-Registered Trademark- and RHI CONSULTING-SM- marks, which are registered in the United States and in a number of foreign countries.

ORGANIZATION

    Management of the Company's operations is coordinated from its headquarters in Menlo Park, California. The Company's headquarters provides support and centralized services to its offices in the administrative, marketing, accounting, training and legal areas, particularly as it relates to the standardization of the operating procedures of its offices. The Company has more than 180 offices in 36 states and five foreign countries. Office managers are responsible for most activities of their offices, including sales, local advertising and marketing and recruitment.

COMPETITION

    The Company faces competition in its efforts to attract clients as well as high-quality specialized employment candidates. The temporary and permanent placement businesses are highly competitive, with a number of firms offering services similar to those provided by the Company on a national, regional or local basis. In many areas the local companies are the strongest competitors. The most significant competitive factors in the temporary and permanent placement businesses are price and the reliability of service, both of which are often a function of the availability and quality of personnel.

The Company believes it derives a competitive advantage from its long experience with and commitment to the specialized employment market, its national presence, and its various marketing activities.

EMPLOYEES

    The Company has approximately 1,600 full-time staff employees. The Company's offices placed approximately 85,000 employees on temporary assignments with clients during 1994. Temporary employees placed by the Company are the Company's employees for all purposes while they are working on assignments. The Company pays the related costs of employment, such as workers' compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company provides voluntary health insurance coverage to interested temporary employees.

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

ITEM 2.  PROPERTIES

    The Company's headquarters is located in Menlo Park, California. Placement activities are conducted through more than 180 offices located in the United States, Canada, the United Kingdom, Belgium, France and the Netherlands. All of the offices are leased.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is listed for trading on the New York Stock Exchange under the symbol "RHI". On February 28, 1995, there were approximately 1,400 holders of record of the Common Stock.

    Following is a list by fiscal quarters of the sales prices of the stock as quoted on the New York Stock Exchange, adjusted, as appropriate, to reflect the two-for-one stock split effected in the form of a stock dividend in August 1994:

                                            SALES PRICES
                                        --------------------
      1994                                HIGH        LOW
      --------------------------------  --------   ---------
      4th Quarter.....................  $26 3/4    $18 1/8
      3rd Quarter.....................  $23 1/16   $17
      2nd Quarter.....................  $20 3/16   $15 1/16
      1st Quarter.....................  $16 7/16   $12 3/4


                                            SALES PRICES
                                        --------------------
      1993                                HIGH        LOW
      --------------------------------  --------   ---------
      4th Quarter.....................  $14 1/8    $12
      3rd Quarter.....................  $15        $10 11/16
      2nd Quarter.....................  $11 1/4    $ 8 1/8
      1st Quarter.....................  $ 9 1/16   $ 6 5/16

    No cash dividends were paid in 1994 or 1993. The Company, as it deems appropriate, may continue to retain all earnings for use in its business or may consider paying a dividend in the future.

ITEM 6.  SELECTED FINANCIAL DATA

    Following is a table of selected financial data of the Company of the last five years:

                                                                                         YEAR ENDED DECEMBER 31,
                                                                             ------------------------------------------------
                                                                               1994      1993      1992      1991      1990
                                                                             --------  --------  --------  --------  --------
                                                                                              (IN THOUSANDS)
INCOME STATEMENT DATA:
Net service revenues.......................................................  $446,328  $306,166  $220,179  $209,455  $248,557
Direct costs of services, consisting of payroll and payroll taxes for
 temporary employees.......................................................   273,327   188,292   131,875   117,583   130,792
                                                                             --------  --------  --------  --------  --------
Gross margin...............................................................   173,001   117,874    88,304    91,872   117,765
Selling, general and administrative expenses...............................   121,640    88,074    72,136    73,326    90,518
Amortization of intangible assets..........................................     4,584     4,251     3,961     3,896     3,721
Interest expense...........................................................     1,570     3,992     4,301     6,574     8,593
                                                                             --------  --------  --------  --------  --------
Income before income taxes and extraordinary item..........................    45,207    21,557     7,906     8,076    14,933
Provision for income taxes.................................................    19,090     9,834     3,524     3,961     6,067
                                                                             --------  --------  --------  --------  --------
Income before extraordinary item...........................................    26,117    11,723     4,382     4,115     8,866
Extraordinary item from repurchases of debentures, net of income tax
 effects...................................................................        --        --        --        --       453
                                                                             --------  --------  --------  --------  --------
Net income.................................................................  $ 26,117  $ 11,723  $  4,382  $  4,115  $  9,319
                                                                             --------  --------  --------  --------  --------
                                                                             --------  --------  --------  --------  --------


                                                                                         YEAR ENDED DECEMBER 31,
                                                                             ------------------------------------------------
                                                                               1994      1993      1992      1991      1990
                                                                             --------  --------  --------  --------  --------
                                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME PER PRIMARY SHARE:
Income before extraordinary item...........................................  $    .92  $    .47  $    .18  $    .18  $    .39
Extraordinary item.........................................................        --        --        --        --       .02
                                                                             --------  --------  --------  --------  --------
Net income.................................................................  $    .92  $    .47  $    .18  $    .18  $    .41
                                                                             --------  --------  --------  --------  --------
                                                                             --------  --------  --------  --------  --------
INCOME PER FULLY DILUTED SHARE:
Income before extraordinary item...........................................  $    .92  $    .46  $    .18  $    .18  $    .39
Extraordinary item.........................................................        --        --        --        --       .02
                                                                             --------  --------  --------  --------  --------
Net income.................................................................  $    .92  $    .46  $    .18  $    .18  $    .41
                                                                             --------  --------  --------  --------  --------
                                                                             --------  --------  --------  --------  --------
WEIGHTED AVERAGE NUMBER OF SHARES:
Primary....................................................................    28,336    25,092    23,930    23,206    22,752
Fully Diluted..............................................................    28,484    25,260    24,007    23,273    22,935

                                                                                               DECEMBER 31,
                                                                             ------------------------------------------------
                                                                               1994      1993      1992      1991      1990
                                                                             --------  --------  --------  --------  --------
                                                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Intangible assets, net.....................................................  $152,824  $152,156  $143,757  $140,715  $141,728
Total assets...............................................................   227,761   204,598   181,999   178,207   187,844
Debt financing.............................................................     4,214    32,740    61,855    67,614    86,475
Stockholders' equity.......................................................   176,995   133,602    90,972    84,419    77,291

    All shares and per share amounts have been restated to retroactively reflect the two-for-one stock split effected in the form of a stock dividend in August 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1994

    Temporary services revenues increased 46% during 1994 and 40% during 1993, including the revenues generated from the Company's OfficeTeam division, which was started in 1991 to provide highly-skilled office and administrative personnel. Permanent placement revenues increased 47% during the year ended December 31, 1994 and 30% during the year ended December 31, 1993. The revenue comparisons reflect continued improvement in the demand for the Company's services.

    Gross margin dollars increased 47% during the year ended December 31, 1994 compared to 33% for the year ended December 31, 1993. Gross margin amounts equaled 39% of revenue in 1994 and 1993. In 1992, gross margin equaled 40% of revenue. The percentage decline relative to 1992 related primarily to the lower mix of the higher permanent placement gross margins and higher unemployment insurance costs associated with the temporary services divisions.

    Selling, general and administrative expenses were approximately $122 million during 1994 compared to $88 million in 1993 and $72 million in 1992. Selling, general and administrative expenses as a percentage of revenues were 27% in 1994, compared to 29% in 1993 and 33% in 1992. The percentage declines were attributable to revenue growth coupled with the Company's continued cost containment.

    Amortization of intangible assets increased from 1992 to 1994 due to the acquisitions in each of those years of additional personnel services operations.

    Interest expense for the years ended December 31, 1994 and 1993 decreased 61% and 7%, respectively, over the comparable prior periods due primarily to the conversion of the Convertible Subordinated Debentures in the fourth quarter of 1993 and the reduction in outstanding indebtedness.

    The provision for income taxes was 42% in 1994, as compared to 46% in 1993 and 45% in 1992. The decrease in 1994 is the result of a smaller percentage of non-deductible intangible expenses relative to income. The 1993 increase reflects the effect of the 1% increase in the federal corporate income tax rate as a result of the 1993 Tax Act. Because of the increase in pre-tax book income, the effect of the non-deductible intangible amortization on the effective tax rate was reduced in 1993 as compared to 1992. The Financial Accounting Standards Board issued a new standard on accounting for income taxes, which the Company adopted, as required, on January 1, 1993. The cumulative effect of the adoption of the accounting method prescribed by the new standard was not material.

    LIQUIDITY AND CAPITAL RESOURCES

    The change in the Company's liquidity during the past three years is the net effect of funds generated by operations and the funds used for the personnel services acquisitions, principal payments on outstanding notes payable, and the securities repurchase program.

    In November 1994, the Company issued 633,555 shares of its common stock. The net proceeds from the sale of shares were approximately $12.6 million. The Company used the proceeds for repayment of the borrowings under the Company's revolving credit agreement.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           DECEMBER 31,
                                                                        ------------------
                                                                          1994      1993
                                                                        --------  --------
ASSETS:
  Cash and cash equivalents...........................................  $  2,638  $  1,773
  Accounts receivable, less allowances of $2,600 and $2,194...........    60,025    40,155
  Other current assets................................................     5,040     5,538
                                                                        --------  --------
    Total current assets..............................................    67,703    47,466
  Intangible assets, less accumulated amortization of $28,243 and
   $23,665............................................................   152,824   152,156
  Other assets........................................................     7,234     4,976
                                                                        --------  --------
    Total assets......................................................  $227,761  $204,598
                                                                        --------  --------
                                                                        --------  --------
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Accounts payable and accrued expenses...............................  $  7,232  $  6,745
  Accrued payroll costs...............................................    19,133    13,243
  Income taxes payable................................................     2,181     1,792
  Current portion of notes payable and other indebtedness.............     1,081       408
                                                                        --------  --------
    Total current liabilities.........................................    29,627    22,188
  Notes payable and other indebtedness, less current portion..........     3,133     2,032
  Bank loan (revolving credit)........................................        --    30,300
  Deferred income taxes...............................................    18,006    16,476
                                                                        --------  --------
    Total liabilities.................................................    50,766    70,996
COMMITMENTS AND CONTINGENCIES (SEE NOTES)
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value in 1994 and $1 par value in 1993;
   shares authorized 100,000,000 in 1994 and 30,000,000 in 1993;
   shares issued and outstanding -- 28,152,201 in 1994
   and 26,836,804 in 1993.............................................        28    26,837
  Capital surplus.....................................................    82,655    33,113
  Deferred compensation...............................................    (5,533)   (2,113)
  Accumulated translation adjustments.................................      (541)     (589)
  Retained earnings...................................................   100,386    76,354
                                                                        --------  --------
    Total stockholders' equity........................................   176,995   133,602
                                                                        --------  --------
    Total liabilities and stockholders' equity........................  $227,761  $204,598
                                                                        --------  --------
                                                                        --------  --------

All share and per share amounts have been restated to retroactively reflect the two-for-one stock split effected in the form of a stock dividend in August 1994.

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                  ----------------------------
                                                                                    1994      1993      1992
                                                                                  --------  --------  --------
Net service revenues............................................................  $446,328  $306,166  $220,179
Direct costs of services, consisting of payroll and payroll taxes for temporary
 employees......................................................................   273,327   188,292   131,875
                                                                                  --------  --------  --------
Gross margin....................................................................   173,001   117,874    88,304
Selling, general and administrative expenses....................................   121,640    88,074    72,136
Amortization of intangible assets...............................................     4,584     4,251     3,961
Interest expense................................................................     1,570     3,992     4,301
                                                                                  --------  --------  --------
Income before income taxes......................................................    45,207    21,557     7,906
Provision for income taxes......................................................    19,090     9,834     3,524
                                                                                  --------  --------  --------
Net income......................................................................  $ 26,117  $ 11,723  $  4,382
                                                                                  --------  --------  --------
                                                                                  --------  --------  --------
Income per share................................................................  $    .92  $    .46  $    .18
                                                                                  --------  --------  --------
                                                                                  --------  --------  --------

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

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                                  --------------------------
                                                                                    1994     1993     1992
                                                                                  --------  -------  -------
COMMON STOCK:
  Balance at beginning of period................................................  $ 26,837  $23,642  $23,080
  Issuance of common stock -- par value.........................................         1       --       --
  Issuances of restricted stock, net -- par value...............................       334       82      192
  Conversion of debentures -- par value.........................................        --    2,040       --
  Repurchases of common stock -- par value......................................       (59)    (119)    (106)
  Exercises of stock options -- par value.......................................       213    1,086      460
  Issuance of common stock for acquisitions -- par value........................        --      106       16
  Change in par value...........................................................   (27,298)      --       --
                                                                                  --------  -------  -------
    Balance at end of period....................................................  $     28  $26,837  $23,642
                                                                                  --------  -------  -------
                                                                                  --------  -------  -------
CAPITAL SURPLUS:
  Balance at beginning of period................................................  $ 33,113  $ 3,897  $ 1,107
  Issuance of common stock -- excess over par value.............................    12,589       --       --
  Issuances of restricted stock, net -- excess over par value...................     4,949      825    1,069
  Conversion of debentures -- excess over par value.............................        --   20,185       --
  Exercises of stock options -- excess over par value...........................     2,162    4,029    1,101
  Tax benefits from exercises of stock options..................................     2,544    2,823      535
  Issuance of common stock for acquisitions -- excess over par value............        --    1,354       85
  Change in par value...........................................................    27,298       --       --
                                                                                  --------  -------  -------
    Balance at end of period....................................................  $ 82,655  $33,113  $ 3,897
                                                                                  --------  -------  -------
                                                                                  --------  -------  -------
DEFERRED COMPENSATION:
  Balance at beginning of period................................................  $ (2,113) $(2,208) $(1,876)
  Issuances of restricted stock, net............................................    (5,283)    (907)  (1,261)
  Amortization..................................................................     1,863    1,002      929
                                                                                  --------  -------  -------
    Balance at end of period....................................................  $ (5,533) $(2,113) $(2,208)
                                                                                  --------  -------  -------
                                                                                  --------  -------  -------
ACCUMULATED TRANSLATION ADJUSTMENTS:
  Balance at beginning of period................................................  $   (589) $  (257) $    --
  Translation adjustments.......................................................        48     (332)    (257)
                                                                                  --------  -------  -------
    Balance at end of period....................................................  $   (541) $  (589) $  (257)
                                                                                  --------  -------  -------
                                                                                  --------  -------  -------
RETAINED EARNINGS:
  Balance at beginning of period................................................  $ 76,354  $65,898  $62,108
  Repurchases of common stock -- excess over par value..........................    (2,085)  (1,267)    (592)
  Net income....................................................................    26,117   11,723    4,382
                                                                                  --------  -------  -------
    Balance at end of period....................................................  $100,386  $76,354  $65,898
                                                                                  --------  -------  -------
                                                                                  --------  -------  -------

All share and per share amounts have been restated to retroactively reflect the two-for-one stock split effected in the form of a stock dividend in August 1994.

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                  ------------------------------
                                                                                    1994       1993       1992
                                                                                  ---------  ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................................................  $  26,117  $  11,723  $  4,382
    Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization of intangible assets.........................................      4,584      4,251     3,961
      Depreciation expense......................................................      2,673      2,383     2,426
      Deferred income taxes.....................................................      1,096      1,136     1,947
    Changes in assets and liabilities, net of effects of acquisitions:
      Increase in accounts receivable...........................................    (18,292)   (10,481)   (1,049)
      Increase in accounts payable, accrued expenses and accrued payroll
       costs....................................................................      5,795      4,158       579
      Increase in income taxes payable..........................................        389      2,553       146
      Change in other assets, net of change in other liabilities................      2,997       (806)     (887)
                                                                                  ---------  ---------  --------
    Total adjustments...........................................................       (758)     3,194     7,123
                                                                                  ---------  ---------  --------
  Net cash and cash equivalents provided by operating activities................     25,359     14,917    11,505
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired............................................     (4,406)   (11,141)   (6,438)
  Capital expenditures..........................................................     (4,768)    (2,340)   (1,101)
                                                                                  ---------  ---------  --------
  Net cash and cash equivalents used in investing activities....................     (9,174)   (13,481)   (7,539)
CASH FLOWS USED IN FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net...................................     12,589         --        --
  Borrowings under credit agreement.............................................    104,900    138,900    69,100
  Repayments under credit agreement.............................................   (135,200)  (144,200)  (62,100)
  Repurchases of convertible debentures.........................................         --       (305)       --
  Principal payments on notes payable and other indebtedness....................       (384)    (1,170)  (12,603)
  Proceeds and tax benefits from exercise of stock options......................      4,919      7,938     2,096
  Repurchases of common stock and common stock equivalents......................     (2,144)    (1,386)     (698)
                                                                                  ---------  ---------  --------
  Net cash and cash equivalents used in financing activities....................    (15,320)      (223)   (4,205)
                                                                                  ---------  ---------  --------
  Net increase (decrease) in cash and cash equivalents..........................        865      1,213      (239)
  Cash and cash equivalents at beginning of period..............................      1,773        560       799
                                                                                  ---------  ---------  --------
  Cash and cash equivalents at end of period....................................  $   2,638  $   1,773  $    560
                                                                                  ---------  ---------  --------
                                                                                  ---------  ---------  --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest......................................................................  $   1,420  $   4,256  $  4,233
  Income taxes..................................................................  $  14,609  $   4,568  $  1,675
Acquisitions:
  Fair value of assets acquired --
    Intangible assets...........................................................  $   5,452  $  12,650  $  6,502
    Other.......................................................................      1,694      2,506       424
  Liabilities incurred --
    Notes payable and contracts.................................................     (2,158)      (101)       --
    Other.......................................................................       (582)    (2,454)     (387)
  Common stock issued...........................................................         --     (1,460)     (101)
                                                                                  ---------  ---------  --------
      Cash paid, net of cash acquired...........................................  $   4,406  $  11,141  $  6,438
                                                                                  ---------  ---------  --------
                                                                                  ---------  ---------  --------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION. The Consolidated Financial Statements include the accounts of Robert Half International Inc. (the "Company") and its subsidiaries, all of which are wholly-owned. The Company is a Delaware corporation. All significant intercompany balances have been eliminated. Certain reclassifications have been made to the 1993 and 1992 financial statements to conform to the 1994 presentation.

    REVENUE RECOGNITION. Temporary services revenues are recognized when the services are rendered by the Company's temporary employees. Permanent placement revenues are recognized when employment candidates accept offers of permanent employment. Allowances are established to estimate losses due to placed candidates not remaining in employment for the Company's guarantee period, typically 90 days.

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

    CASH AND CASH EQUIVALENTS. For purposes of the Consolidated Statements of Cash Flows, the Company classifies all highly liquid investments with an original maturity of three months or less as cash equivalents.

    INTANGIBLE ASSETS. Intangible assets represent the cost of acquired companies in excess of the fair market value of their net tangible assets at acquisition date, and are being amortized on a straight-line basis over a period of 40 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets exists at December 31, 1994.

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

NOTE B -- ACQUISITIONS
    In July 1986, the Company acquired all of the outstanding stock of Robert Half Incorporated, the franchisor of the Accountemps and Robert Half operations. Subsequently, in 59 separate transactions the Company acquired all of the outstanding stock of certain corporations operating Accountemps and Robert Half franchised offices in the United States, the United Kingdom and Canada as well as other personnel services businesses. The Company has paid approximately $192 million in cash, stock, notes and other indebtedness in these acquisitions, excluding transaction costs and cash acquired.

    These acquisitions were accounted for as purchases, and the excess of cost over the fair market value of the net tangible assets acquired is being amortized over 40 years using the straight-line method. Results of operations of the acquired companies are included in the Consolidated Statements of Income from the dates of acquisition. The acquisitions made during 1994 and 1993 had no material pro forma impact on the results of operations.

NOTE C -- NOTES PAYABLE AND OTHER INDEBTEDNESS
    The Company issued promissory notes as well as other forms of indebtedness in connection with certain acquisitions. These are due in varying installments, carry varying interest rates and in aggregate amounted to $4,214,000 at December 31, 1994, and $2,440,000 at December 31, 1993. At December 31, 1994, $1.8
million of the notes was secured by a standby letter of credit (see Note D). The following table shows the schedule of maturities for notes payable and other indebtedness at December 31, 1994 (in thousands):

1995.......................................................................  $1,081
1996.......................................................................   1,406
1997.......................................................................   1,004
1998.......................................................................     464
1999.......................................................................      15
Thereafter.................................................................     244
                                                                             ------
                                                                             $4,214
                                                                             ------
                                                                             ------

    At December 31, 1994, all of the notes carried fixed rates of interest ranging from 4.1% to 13.3%. The weighted average interest rate for the above was approximately 8.2%, 11.1% and 8.5% for the years ended December 31, 1994, 1993 and 1992, respectively.

    As part of a Restructuring in 1987, a newly formed corporation, BF Enterprises, Inc., assumed the obligation for certain subordinated debentures issued by a predecessor of the Company. At December 31, 1994, the Company remains contingently liable for $3.6 million of these subordinated debentures, payment of $3.4 million of which has been provided for by the issuance of letters of credit to the trustee for the debentures by BF Enterprises, Inc. Additionally, pursuant to a pledge and security agreement entered into at the time of Restructuring, BF Enterprises, Inc., has agreed to pledge to the Company collateral (consisting of real estate, marketable securities and bank letters of credit) if the net worth of BF Enterprises, Inc., falls below certain minimum levels.

NOTE D -- BANK LOAN (REVOLVING CREDIT)
    The bank loan is an unsecured credit facility which provides a line of credit of up to $80,000,000, which is available to fund the Company's general business and working capital needs, including acquisitions and the purchase of the Company's common stock, and to cover the issuance of debt support standby letters of credit up to $15,000,000.

    As of December 31, 1994, the Company had no borrowings on the line of credit outstanding and had used $3,358,000 in debt support standby letters of credit. There is a commitment fee on the unused portion of the entire credit facility of .25%. The loan is subject to certain financial covenants which also affect the interest rates charged.

    The credit facility has the following scheduled reduction in availability (in thousands):

1995.......................................................................  $ 5,000
1996.......................................................................  $15,000
1997.......................................................................  $15,000
1998.......................................................................  $15,000
1999.......................................................................  $15,000
2000.......................................................................  $15,000

    The final maturity date for the credit facility is August 31, 2000.

    As of December 31, 1993, the Company had borrowed $30,300,000 on the line of credit and had used $2,780,000 in debt support standby letters of credit. Of the $30,300,000 outstanding loan balance at December 31, 1993, $29,000,000 carried an interest rate tied to Eurodollar rates plus 1.25% and the remaining balance of $1,300,000 carried an interest rate at prime.

NOTE E -- CONVERTIBLE SUBORDINATED DEBENTURES
    On August 6, 1987, the Company issued $74,750,000 of 7.25% Convertible Subordinated Debentures (the "Convertible Debentures"). Prior to 1993, all but $22,745,000 of the Convertible Debentures were repurchased by the Company pursuant to its repurchase program (see Note F). The Convertible Debentures were unsecured obligations of the Company with an original maturity date of August 1, 2012. Interest was payable semi-annually as of February 1 and August 1 of each year to the registered holders as of the preceding January 15 and July 15, respectively. The Convertible Debentures were redeemable at the Company's option at any time on or after August 1, 1990, at declining redemption prices.

    In December 1993, the Company called for redemption all of its then outstanding Convertible Debentures. Holders of $22,440,000 in principal amount elected to convert their debentures into 2.04 million shares of common stock at the conversion price of $11.00 per share. The remaining $305,000 in principal amount of Convertible Debentures was redeemed at 102.9% of the principal amount plus accrued interest.

NOTE F -- STOCKHOLDERS' EQUITY
    On June 27, 1994, the stockholders of the Company voted to amend the certificate of incorporation to increase the number of authorized shares of the Company's common stock from 30,000,000 to 100,000,000 shares and the number of authorized shares of the Company's preferred stock from 500,000 to 5,000,000. The stockholders of the Company also authorized a reduction in par value from $1 per share to $.001 per share on both classes of shares.

    In August 1994, the Company effected a two-for-one stock split in the form of a stock dividend. All share and per share amounts have been restated to retroactively reflect the two-for-one stock split.

    In November 1994, the Company issued 633,555 shares of its common stock at a price of $21.25 per share. The net proceeds from the sale of shares (after deducting issuance costs of approximately $355,000 and a 4% underwriter's discount) were approximately $12.6 million.

NOTE G -- INCOME TAXES
    The provisions for income taxes for the three years ended December 31, 1994, consisted of the following (in thousands):

                                                                              YEARS ENDED DECEMBER 31,
                                                                              -------------------------
                                                                               1994      1993     1992
                                                                              -------   ------   ------
Current:
  Federal..................................................................   $14,072   $6,995   $1,014
  State....................................................................     3,155    1,604      252
  Foreign..................................................................       767       99      311
Deferred -- principally domestic...........................................     1,096    1,136    1,947
                                                                              -------   ------   ------
                                                                              $19,090   $9,834   $3,524
                                                                              -------   ------   ------
                                                                              -------   ------   ------

    The income taxes shown above varied from the statutory federal income tax rates for these periods as follows:

                                                      YEARS ENDED DECEMBER
                                                               31,
                                                     -----------------------
                                                     1994     1993     1992
                                                     -----    -----    -----
Federal U.S. income tax rate......................    35.0%    35.0%    34.0%
State income taxes, net of federal tax benefit....     4.7      5.5      5.0
Amortization of intangible assets.................     2.0      4.1     10.2
Other, net........................................      .5      1.0     (4.6)
                                                     -----    -----    -----
Effective tax rate................................    42.2%    45.6%    44.6%
                                                     -----    -----    -----
                                                     -----    -----    -----

    The deferred portion of the tax provisions consisted of the following (in thousands):

                                                     YEARS ENDED DECEMBER 31,
                                                     ------------------------
                                                      1994     1993     1992
                                                     ------   ------   ------
Amortization of franchise rights..................   $1,629   $1,484   $1,406
Other, net........................................     (533)    (348)     541
                                                     ------   ------   ------
                                                     $1,096   $1,136   $1,947
                                                     ------   ------   ------
                                                     ------   ------   ------

    During the fourth quarter of 1992, the Company recorded a one-time benefit of $400,000 for the resolution of certain tax accounting issues related to previous acquisitions.

    The deferred income tax liability shown on the balance sheet is comprised of the following (in thousands):

                                                       DECEMBER 31,
                                                    -------------------
                                                      1994       1993
                                                    --------   --------
Deferred income tax assets........................  $  (883)   $  (498)
Deferred income tax liabilities...................   18,889     16,974
                                                    --------   --------
                                                    $18,006    $16,476
                                                    --------   --------
                                                    --------   --------

    No valuation allowances against deferred tax assets were required for the years ended December 31, 1994 and 1993.

    The components of the net deferred income tax liability at December 31, 1994 and 1993, were as follows (in thousands):

                                                       DECEMBER 31,
                                                    -------------------
                                                      1994       1993
                                                    --------   --------
Amortization of intangible assets.................  $17,427    $16,365
Foreign taxes.....................................      775        495
Other.............................................     (196)      (384)
                                                    --------   --------
                                                    $18,006    $16,476
                                                    --------   --------
                                                    --------   --------

NOTE H -- EMPLOYEE BENEFIT PLANS
    Under a retirement plan covering one current and one former executive officer of the Company, monthly benefits are payable equal to 25% of the participant's base compensation as defined, increased by an inflation formula. The plan was amended effective May 31, 1992, to provide a fixed supplemental benefit for the current employee during the first 15 years after retirement. The current employee forfeited long-term incentive awards of equal value in exchange for this amendment. The plan was also amended effective May 21, 1991, for the current employee to increase the percentage of base compensation to 30% increasing thereafter by 3% for each year of service beyond the age of 50, up to a maximum of 66%. During 1993, the Company changed its discount rate assumption from 8% to 6%. The effect of both plan amendments and the discount rate change are being amortized over the employee's expected future service period (initially 15 years) and will increase after-tax expense by approximately $76,000 per year. The employee can require the Company to discharge its liability at defined intervals by purchasing annuities. At December 31, 1992, a liability of $1,124,000 was established to cover the estimated unfunded cost of these benefits. This amount was increased to $1,721,000 at December 31, 1993, and at December 31, 1994, is $1,827,000.
Pre-tax pension costs for these plans were $232,000, $188,000, and $131,000 for the years ended December 31, 1994, 1993 and 1992, respectively. These charges were computed using certain assumptions regarding salary increases, retirement age and life expectancy.

NOTE I -- COMMITMENTS
    Rental expense, primarily for office premises, amounted to $9,183,000, $8,457,000 and $8,042,000 for the years ended December 31, 1994, 1993 and 1992, respectively. The approximate minimum rental commitments for 1995 and thereafter under non-cancelable leases in effect at December 31, 1994, are as follows (in thousands):

1995.......................................................................  $9,151
1996.......................................................................  $7,572
1997.......................................................................  $6,312
1998.......................................................................  $4,944
1999.......................................................................  $3,275
Thereafter.................................................................  $3,810

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

    As of December 31, 1994 the total number of available grants under the plans (consisting of either restricted stock or options) was 340,227.

    The following table reflects activity under all stock plans from January 1, 1992 through December 31, 1994 and the exercise prices:

                                                                                                         STOCK OPTION PLANS
                                                                                                     --------------------------
                                                                                       RESTRICTED    NUMBER OF   EXERCISE PRICE
                                                                                       STOCK PLANS     SHARES      PER SHARE
                                                                                       -----------   ----------  --------------
Outstanding, January 1, 1992.........................................................      463,430    3,120,390  $ 3.12 -  9.42
  Granted............................................................................      264,074      550,234  $ 5.25 -  7.00
  Exercised..........................................................................           --     (459,710) $ 3.12 -  5.07
  Restrictions lapsed................................................................     (188,178)          --              --
  Forfeited..........................................................................      (73,026)    (289,106) $ 4.31 -  7.00
                                                                                       -----------   ----------  --------------
Outstanding, December 31, 1992.......................................................      466,300    2,921,808  $ 3.55 -  9.42
  Granted............................................................................      142,938    1,415,942  $ 6.17 - 12.63
  Exercised..........................................................................           --   (1,085,032) $ 3.76 -  8.07
  Restrictions lapsed................................................................      (99,959)          --              --
  Forfeited..........................................................................      (57,678)    (310,218) $ 4.31 - 10.73
                                                                                       -----------   ----------  --------------
Outstanding, December 31, 1993.......................................................      451,601    2,942,500  $ 3.55 - 12.63
  Granted............................................................................      344,814      836,884  $15.00 - 24.00
  Exercised..........................................................................           --     (463,515) $ 4.31 - 11.50
  Restrictions lapsed................................................................     (156,100)          --              --
  Forfeited..........................................................................      (13,647)    (182,808) $ 4.31 - 12.63
                                                                                       -----------   ----------  --------------
Outstanding, December 31, 1994.......................................................      626,668    3,133,061  $ 3.55 - 24.00
                                                                                       -----------   ----------  --------------
                                                                                       -----------   ----------  --------------

    As of December 31, 1994, an aggregate of 1,235,574 options to purchase common stock were vested.

NOTE K -- PREFERRED SHARE PURCHASE RIGHTS
    Pursuant to the Company's stockholder rights agreement, each share of common stock carries one right to purchase one two-hundredth of a share of preferred stock. The rights become exercisable in certain limited circumstances involving a potential business combination transaction or an acquisition of shares of the Company and are exercisable at a price of $32.50 per right, subject to adjustment. Following certain other events after the rights become exercisable, each right entitles its holder to purchase for $32.50 an amount of common stock of the Company, or, in certain circumstances, securities of the acquiror, having a then-current market value of twice the exercise price of the right. The rights are redeemable and may be amended at the Company's option before they become exercisable. Until a right is exercised, the holder of a right has no rights as a stockholder of the Company. The rights expire on July 23, 2000.

NOTE L -- INCOME PER SHARE
    Income per fully diluted share has been computed using the weighted average number of shares of fully diluted common stock and common stock equivalents outstanding during each period (28,484,000, 25,260,000 and 24,007,000 shares for the years ending December 31, 1994, 1993 and 1992, respectively). An assumed conversion of the Convertible Debentures was not dilutive to income per share in 1993 (see Note E) or 1992.

NOTE M -- QUARTERLY FINANCIAL DATA (UNAUDITED)
    The following tabulation shows certain quarterly financial data for 1994 and 1993 (in thousands, except per share amounts):

                                                                             QUARTER
                                                              -------------------------------------
1994                                                             1        2         3         4        YEAR
                                                              -------  --------  --------  --------  --------

Net service revenues........................................  $99,896  $106,514  $114,903  $125,015  $446,328
Gross margin................................................   38,624    41,369    44,644    48,364   173,001
Income before income taxes..................................    9,826    10,848    11,666    12,867    45,207
Net income..................................................    5,604     6,273     6,742     7,498    26,117
Net income per share........................................      .20       .22       .24       .26       .92


                                                                             QUARTER
                                                              -------------------------------------
1993                                                             1        2         3         4        YEAR
                                                              -------  --------  --------  --------  --------

Net service revenues........................................  $69,573  $ 72,446  $ 77,061  $ 87,086  $306,166
Gross margin................................................   27,307    28,457    29,400    32,710   117,874
Income before income taxes..................................    4,396     5,360     5,873     5,928    21,557
Net income..................................................    2,387     2,900     3,091     3,345    11,723
Net income per share........................................      .09       .12       .12       .13       .46

NOTE N -- SEGMENT REPORTING
    Information about the Company's operations in different geographic locations for each of the three years in the period ended December 31, 1994, is shown below. The Company's areas of operations outside of the United States include Canada, the United Kingdom, Belgium, France and the Netherlands. Revenues represent total net revenues from the respective geographic areas. Operating income is net revenues less operating costs and expenses pertaining to specific geographic areas. Foreign operating income reflects charges for U.S. management fees and amortization of intangibles of $956,000, $917,000 and $854,000 for the years ended December 31, 1994, 1993 and 1992, respectively. Domestic operating income reflects charges for amortization of intangibles of $4,137,000,

$3,841,000  and $3,606,000 for the years ended December 31, 1994, 1993 and 1992, respectively. Identifiable assets are those assets used in the geographic areas and are after elimination of intercompany balances.

                                                      YEARS ENDED DECEMBER 31,
                                                    ----------------------------
                                                      1994      1993      1992
                                                    --------  --------  --------
                                                           (IN THOUSANDS)
Revenues
  Domestic........................................  $404,852  $280,266  $196,910
  Foreign.........................................    41,476    25,900    23,269
                                                    --------  --------  --------
                                                    $446,328  $306,166  $220,179
                                                    --------  --------  --------
                                                    --------  --------  --------
Operating Income
  Domestic........................................  $ 44,700  $ 26,294  $ 12,585
  Foreign.........................................     2,077      (745)     (378)
                                                    --------  --------  --------
                                                    $ 46,777  $ 25,549  $ 12,207
                                                    --------  --------  --------
                                                    --------  --------  --------
Assets
  Domestic........................................  $200,329  $180,778  $163,030
  Foreign.........................................    27,432    23,820    18,969
                                                    --------  --------  --------
                                                    $227,761  $204,598  $181,999
                                                    --------  --------  --------
                                                    --------  --------  --------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND THE BOARD OF DIRECTORS
OF ROBERT HALF INTERNATIONAL INC.:

    We have audited the accompanying consolidated statements of financial position of Robert Half International Inc. (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robert Half International Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

                                             ARTHUR ANDERSEN LLP

San Francisco, California
January 24, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    The information required by Items 10 through 13 of Part III is incorporated by reference from the registrant's Proxy Statement, under the captions "NOMINATION AND ELECTION OF DIRECTORS," "BENEFICIAL STOCK OWNERSHIP," "COMPENSATION OF DIRECTORS," "COMPENSATION OF EXECUTIVE OFFICERS" AND "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION AND CERTAIN TRANSACTIONS," which Proxy Statement will be mailed to stockholders in connection with the registrant's annual meeting of stockholders which is scheduled to be held in May 1995.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1.  FINANCIAL STATEMENTS

    The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

        Consolidated statements of financial position at December 31, 1994 and 1993.

        Consolidated statements of income for the years ended December 31, 1994, 1993 and 1992.

        Consolidated statements of stockholders' equity for the years ended December 31, 1994, 1993 and 1992.

        Consolidated statements of cash flows for the years ended December 31, 1994, 1993 and 1992.

        Notes to consolidated financial statements.

    Report of independent public accountants.

    Selected quarterly financial data for the years ended December 31, 1994 and 1993 are set forth in Note M - Quarterly Financial Data (Unaudited) included in Item 8 of this report.

    2.  FINANCIAL STATEMENT SCHEDULES

        Schedules I through V have been omitted as they are not applicable.

    3.  EXHIBITS

EXHIBIT
  NO.                                     EXHIBIT
- ------- ---------------------------------------------------------------------------
  3.1   Restated Certificate of Incorporation, incorporated by reference to Exhibit
        3.1 to Registrant's Quarterly  Report on Form 10-Q  for the fiscal  quarter ended June 30, 1994.
  3.2   By-Laws,  incorporated  by reference  to  Exhibit 3.2  to  the Registrant's
        Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994.
  4.1   Indenture dated as of October 1, 1972, as amended, between IDS Realty Trust and First  National  Bank  of Minneapolis,  incorporated  by  reference  to
        Exhibits  6(t)  and 6(v)  to the  Form S-14  Registration Statement  of the
        Registrant (formerly known  as Boothe Interim  Corporation) filed with  the
        Securities and Exchange Commission on December 31, 1979.
  4.2   Restated Certificate of Incorporation of Registrant (filed as Exhibit 3.1).

EXHIBIT
  NO.                                     EXHIBIT
- ------- ---------------------------------------------------------------------------
  4.3   Rights  Agreement, dated  as of July  23, 1990, between  the Registrant and
        Manufacturers  Hanover  Trust  Company   of  California,  incorporated   by
        reference  to (i) Exhibit  1 to the  Registrant's Registration Statement on
        Form 8-A  for  its  Preferred Share  Purchase  Rights,  which  Registration
        Statement was filed with the Commission on July 30, 1990, (ii) Exhibit 19.1 to  the Registrant's Quarterly  Report on Form 10-Q  for the fiscal quarter ended September 30,  1990 and (iii)  Exhibit 3 to  Registrant's Form  8-A/A
        Amendment No. 2 filed on December 2, 1993.
 10.1   Credit  Agreement  dated  as of  November  1, 1993,  among  the Registrant,
        NationsBank of North Carolina, N.A. and Bank of America National Trust  and
        Savings  Association,  incorporated  by  reference  to  Exhibit  10  to the
        Registrant's Quarterly Report  on Form  10-Q for the  fiscal quarter  ended
        September 30, 1993.
 10.2   Reorganization  and Distribution  Agreement between  the Registrant  and BF
        Enterprises,  Inc.,   incorporated  by   reference  to   Exhibit  10.9   to
        Registrant's Registration Statement on Form S-1 (No. 33-15171).
 10.3   Agreement  of Assignment and Assumption of Rights and Obligations under the
        Indenture between the Registrant and BF Enterprises, Inc., incorporated  by reference  to Exhibit 10.10 to the  Registrant's Annual Report on Form 10-K
        for the fiscal year ended December 31, 1987.
 10.4   Assumption of Obligations  and Liabilities  between the  Registrant and  BF
        Enterprises,  Inc.,  incorporated  by  reference to  Exhibit  10.11  to the
        Registrant's Annual Report on Form 10-K for the fiscal year ended  December
        31, 1987.
 10.5   Pledge  and Security Agreement  between the Registrant  and BF Enterprises,
        Inc.,  incorporated  by   reference  to  Exhibit   10.10  to   Registrant's
        Registration Statement on Form S-1 (No. 33-15171).
 10.6   Tax  Sharing  Agreement between  the Registrant  and BF  Enterprises, Inc., incorporated by  reference to  Exhibit 10.11  to Registrant's  Registration
        Statement on Form S-1 (No. 33-15171).
*10.7   Employment  Agreement dated as  of October 2,  1985, between the Registrant and Harold M. Messmer, Jr., incorporated by reference to (i) Exhibit 10.(c)
        to the Registrant's Annual  Report on Form 10-K  for the fiscal year  ended
        December  31,  1985,  (ii)  Exhibit  10.2(b)  to  Registrant's Registration
        Statement on  Form  S-1  (No.  33-15171),  (iii)  Exhibit  10.2(c)  to  the
        Registrant's  Annual Report on Form 10-K for the fiscal year ended December
        31, 1987, (iv) Exhibit  10.2(d) to the Registrant's  Annual Report on  Form
        10-K  for the fiscal year ended December  31, 1988, (v) Exhibit 28.1 to the
        Registrant's Quarterly Report  on Form  10-Q for the  fiscal quarter  ended
        March 31, 1990, (vi) Exhibit 10.8 to the Registrant's Annual Report on Form
        10-K for the fiscal year ended December 31, 1991, (vii) Exhibit 10.1 to the
        Registrant's  Quarterly Report  on Form 10-Q  for the  fiscal quarter ended
        June 30, 1993 and (viii) Exhibit 10.7 to the Registrant's Annual Report  on
        Form 10-K for the fiscal year ended December 31, 1993.
*10.8   Key  Executive Retirement  Plan -  Level II,  incorporated by  reference to
        Exhibit 10.(f) to Registrant's  Annual Report on Form  10-K for the  fiscal year  ended December  31, 1985 and  Exhibit 19.2  to Registrant's Quarterly
        Report on Form 10-Q for the fiscal quarter ended June 30, 1991.
*10.9   Key Executive Retirement Plan -  Level II Agreement between the  Registrant and  Harold M. Messmer, Jr., incorporated  by reference to (i) Exhibit 10.5 to the Registrant's Annual  Report on Form 10-K  for the fiscal year  ended
        December  31, 1988, (ii)  Exhibit 19.3 to  Registrant's Quarterly Report on
        Form 10-Q for the fiscal quarter  ended June 30, 1991, (iii) Exhibit  10.10 to  the Registrant's Annual Report  on Form 10-K for  the fiscal year ended
        December 31, 1992, (iv) Exhibit  10.2 to the Registrant's Quarterly  Report
        on  Form 10-Q for  the fiscal quarter  ended June 30,  1993 and (v) Exhibit
        10.9 to the  Registrant's Annual Report  on Form 10-K  for the fiscal  year ended December 31, 1993.

EXHIBIT
  NO.                                     EXHIBIT
- ------- ---------------------------------------------------------------------------
*10.10  1985  Stock Option Plan,  as amended, incorporated  by reference to Exhibit
        10.7 to the  Registrant's Annual Report  on Form 10-K  for the fiscal  year ended  December 31,  1988 and  Exhibit 10.1  to the  Registrant's Quarterly
        Report on Form 10-Q for the fiscal quarter ended September 30, 1994.
*10.11  Non-Employee Directors' Option Plan,  incorporated by reference to  Exhibit
        10.(j)  to the Registrant's Annual Report on  Form 10-K for the fiscal year ended December  31, 1986  and Exhibit  10.6 to  the Registrant's  Quarterly
        Report on Form 10-Q for the fiscal quarter ended September 30, 1994.
*10.12  Outside  Directors' Option Plan, incorporated  by reference to Exhibit 10.2 to the Registrant's Quarterly  Report on Form 10-Q  for the fiscal  quarter ended September 30, 1994.
*10.13  1989  Restricted  Stock  Plan,  as amended,  incorporated  by  reference to
        Exhibit 10.3 to  the Registrant's  Quarterly Report  on Form  10-Q for  the
        fiscal quarter ended September 30, 1994.
*10.14  StockPlus Plan, as amended.
*10.15  1993  Incentive Plan, as amended, incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly  Report on Form 10-Q  for the fiscal  quarter ended September 30, 1994.
*10.16  Deferred  Compensation Plan, incorporated by  reference to Exhibit 10.24 to the Registrant's  Annual Report  on Form  10-K for  the fiscal  year  ended
        December 31, 1989.
*10.17  Annual  Performance Bonus Plan, incorporated  by reference to Exhibit 10.17 to the Registrant's Annual  Report on Form 10-K  for the fiscal year  ended
        December 31, 1993.
*10.18  Form of Severance Agreement, incorporated by reference to (i) Exhibit 10.26 to  the Registrant's Annual Report  on Form 10-K for  the fiscal year ended
        December 31,  1989 and  (ii)  Exhibit 19.2  to the  Registrant's  Quarterly
        Report on Form 10-Q for the fiscal quarter ended September 30, 1990.
*10.19  Form   of  Indemnification  Agreement  for  Directors  of  the  Registrant,
        incorporated by reference to (i)  Exhibit 10.27 to the Registrant's  Annual
        Report  on Form 10-K for  the fiscal year ended  December 31, 1989 and (ii)
        Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
*10.20  Form of  Indemnification Agreement  for Executive  Officers of  Registrant,
        incorporated  by  reference to  Exhibit  10.28 to  the  Registrant's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1989.
 11     Statement re computation of per share earnings.
 21     Subsidiaries of the Registrant.
 23     Accountants' Consent.
 27     Financial Data Schedule.

- ------------------------
* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b) Reports on Form 8-K

            The Registrant filed the following report on Form 8-K during the fiscal quarter ending December 31, 1994:

        DATE                 ITEM REPORTED
- --------------------  ----------------------------
  October 12, 1994       Item 5 - Other Events

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

                                          ROBERT HALF INTERNATIONAL INC.
                                                    (Registrant)

Date: March 8, 1995                       By:        /S/ M. KEITH WADDELL

                                             -----------------------------------
                                                      M. Keith Waddell
                                                Senior Vice President, Chief
                                                          Financial
                                                    Officer and Treasurer
                                                (Principal Financial Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 8, 1995                                 By:        /S/ HAROLD M. MESSMER, JR.
                                                  ------------------------------------------
                                                            Harold M. Messmer, Jr.
                                                   Chairman of the Board, President, Chief
                                                              Executive Officer,
                                                                and a Director
                                                        (Principal Executive Officer)

Date: March 8, 1995                                 By:         /S/ ANDREW S. BERWICK, JR.
                                                  ------------------------------------------
                                                       Andrew S. Berwick, Jr., Director

Date: March 8, 1995                                  By:          /S/ FREDERICK P. FURTH
                                                  ------------------------------------------
                                                         Frederick P. Furth, Director

Date: March 8, 1995                                   By:          /S/ EDWARD W. GIBBONS
                                                  ------------------------------------------
                                                         Edward W. Gibbons, Director

Date: March 8, 1995                                    By:             /S/ TODD GOODWIN
                                                  ------------------------------------------
                                                            Todd Goodwin, Director

Date: March 8, 1995                                  By:         /S/ FREDERICK A. RICHMAN
                                                  ------------------------------------------
                                                        Frederick A. Richman, Director

Date: March 8, 1995                                   By:            /S/ THOMAS J. RYAN
                                                  ------------------------------------------
                                                           Thomas J. Ryan, Director

Date: March 8, 1995                                  By:           /S/ J. STEPHEN SCHAUB
                                                  ------------------------------------------
                                                         J. Stephen Schaub, Director

Date: March 8, 1995                                   By:           /S/ M. KEITH WADDELL
                                                  ------------------------------------------
                                                               M. Keith Waddell
                                                    Senior Vice President, Chief Financial
                                                            Officer and Treasurer
                                                        (Principal Financial Officer)

Date: March 8, 1995                                  By:          /S/ BARBARA J. FORSBERG
                                                  ------------------------------------------
                                                             Barbara J. Forsberg
                                                        Vice President and Controller
                                                        (Principal Accounting Officer)


                                      EXHIBIT INDEX
EXHIBIT                                                                                 SEQUENTIAL
  NO.                                     Exhibit                                          PAGE
- ------- ---------------------------------------------------------------------------     ----------
  3.1   Restated Certificate of Incorporation, incorporated by reference to Exhibit
        3.1 to Registrant's Quarterly  Report on Form 10-Q  for the fiscal  quarter ended June 30, 1994.
  3.2   By-Laws,  incorporated  by reference  to  Exhibit 3.2  to  the Registrant's
        Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994.
  4.1   Indenture dated as of October 1, 1972, as amended, between IDS Realty Trust and First  National  Bank  of Minneapolis,  incorporated  by  reference  to
        Exhibits  6(t)  and 6(v)  to the  Form S-14  Registration Statement  of the
        Registrant (formerly known  as Boothe Interim  Corporation) filed with  the
        Securities and Exchange Commission on December 31, 1979.
  4.2   Restated Certificate of Incorporation of Registrant (filed as Exhibit 3.1).
  4.3   Rights  Agreement, dated  as of July  23, 1990, between  the Registrant and
        Manufacturers  Hanover  Trust  Company   of  California,  incorporated   by
        reference  to (i) Exhibit  1 to the  Registrant's Registration Statement on
        Form 8-A  for  its  Preferred Share  Purchase  Rights,  which  Registration
        Statement was filed with the Commission on July 30, 1990, (ii) Exhibit 19.1 to  the Registrant's Quarterly  Report on Form 10-Q  for the fiscal quarter ended September 30,  1990 and (iii)  Exhibit 3 to  Registrant's Form  8-A/A
        Amendment No. 2 filed on December 2, 1993.
 10.1   Credit  Agreement  dated  as of  November  1, 1993,  among  the Registrant,
        NationsBank of North Carolina, N.A. and Bank of America National Trust  and
        Savings  Association,  incorporated  by  reference  to  Exhibit  10  to the
        Registrant's Quarterly Report  on Form  10-Q for the  fiscal quarter  ended
        September 30, 1993.
 10.2   Reorganization  and Distribution  Agreement between  the Registrant  and BF
        Enterprises,  Inc.,   incorporated  by   reference  to   Exhibit  10.9   to
        Registrant's Registration Statement on Form S-1 (No. 33-15171).
 10.3   Agreement  of Assignment and Assumption of Rights and Obligations under the
        Indenture between the Registrant and BF Enterprises, Inc., incorporated  by reference  to Exhibit 10.10 to the  Registrant's Annual Report on Form 10-K
        for the fiscal year ended December 31, 1987.
 10.4   Assumption of Obligations  and Liabilities  between the  Registrant and  BF
        Enterprises,  Inc.,  incorporated  by  reference to  Exhibit  10.11  to the
        Registrant's Annual Report on Form 10-K for the fiscal year ended  December
        31, 1987.

EXHIBIT                                                                                 SEQUENTIAL
  NO.                                     Exhibit                                         PAGE
- ------- ---------------------------------------------------------------------------     ----------
 10.5   Pledge  and Security Agreement  between the Registrant  and BF Enterprises,
        Inc.,  incorporated  by   reference  to  Exhibit   10.10  to   Registrant's
        Registration Statement on Form S-1 (No. 33-15171).
 10.6   Tax  Sharing  Agreement between  the Registrant  and BF  Enterprises, Inc., incorporated by  reference to  Exhibit 10.11  to Registrant's  Registration
        Statement on Form S-1 (No. 33-15171).
*10.7   Employment  Agreement dated as  of October 2,  1985, between the Registrant and Harold M. Messmer, Jr., incorporated by reference to (i) Exhibit 10.(c)
        to the Registrant's Annual  Report on Form 10-K  for the fiscal year  ended
        December  31,  1985,  (ii)  Exhibit  10.2(b)  to  Registrant's Registration
        Statement on  Form  S-1  (No.  33-15171),  (iii)  Exhibit  10.2(c)  to  the
        Registrant's  Annual Report on Form 10-K for the fiscal year ended December
        31, 1987, (iv) Exhibit  10.2(d) to the Registrant's  Annual Report on  Form
        10-K  for the fiscal year ended December  31, 1988, (v) Exhibit 28.1 to the
        Registrant's Quarterly Report  on Form  10-Q for the  fiscal quarter  ended
        March 31, 1990, (vi) Exhibit 10.8 to the Registrant's Annual Report on Form
        10-K for the fiscal year ended December 31, 1991, (vii) Exhibit 10.1 to the
        Registrant's  Quarterly Report  on Form 10-Q  for the  fiscal quarter ended
        June 30, 1993 and (viii) Exhibit 10.7 to the Registrant's Annual Report  on
        Form 10-K for the fiscal year ended December 31, 1993.
*10.8   Key  Executive Retirement  Plan -  Level II,  incorporated by  reference to
        Exhibit 10.(f) to Registrant's  Annual Report on Form  10-K for the  fiscal year  ended December  31, 1985 and  Exhibit 19.2  to Registrant's Quarterly
        Report on Form 10-Q for the fiscal quarter ended June 30, 1991.
*10.9   Key Executive Retirement Plan -  Level II Agreement between the  Registrant and  Harold M. Messmer, Jr., incorporated  by reference to (i) Exhibit 10.5 to the Registrant's Annual  Report on Form 10-K  for the fiscal year  ended
        December  31, 1988, (ii)  Exhibit 19.3 to  Registrant's Quarterly Report on
        Form 10-Q for the fiscal quarter  ended June 30, 1991, (iii) Exhibit  10.10 to  the Registrant's Annual Report  on Form 10-K for  the fiscal year ended
        December 31, 1992, (iv) Exhibit  10.2 to the Registrant's Quarterly  Report
        on  Form 10-Q for  the fiscal quarter  ended June 30,  1993 and (v) Exhibit
        10.9 to the  Registrant's Annual Report  on Form 10-K  for the fiscal  year ended December 31, 1993.

EXHIBIT                                                                                 SEQUENTIAL
  NO.                                     Exhibit                                          PAGE
- ------- ---------------------------------------------------------------------------     ----------
*10.10  1985  Stock Option Plan,  as amended, incorporated  by reference to Exhibit
        10.7 to the  Registrant's Annual Report  on Form 10-K  for the fiscal  year ended  December 31,  1988 and  Exhibit 10.1  to the  Registrant's Quarterly
        Report on Form 10-Q for the fiscal quarter ended September 30, 1994.
*10.11  Non-Employee Directors' Option Plan,  incorporated by reference to  Exhibit
        10.(j)  to the Registrant's Annual Report on  Form 10-K for the fiscal year ended December  31, 1986  and Exhibit  10.6 to  the Registrant's  Quarterly
        Report on Form 10-Q for the fiscal quarter ended September 30, 1994.
*10.12  Outside  Directors' Option Plan, incorporated  by reference to Exhibit 10.2 to the Registrant's Quarterly  Report on Form 10-Q  for the fiscal  quarter ended September 30, 1994.
*10.13  1989  Restricted  Stock  Plan,  as amended,  incorporated  by  reference to
        Exhibit 10.3 to  the Registrant's  Quarterly Report  on Form  10-Q for  the
        fiscal quarter ended September 30, 1994.
*10.14  StockPlus Plan, as amended.
*10.15  1993  Incentive Plan, as amended, incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly  Report on Form 10-Q  for the fiscal  quarter ended September 30, 1994.
*10.16  Deferred  Compensation Plan, incorporated by  reference to Exhibit 10.24 to the Registrant's  Annual Report  on Form  10-K for  the fiscal  year  ended
        December 31, 1989.
*10.17  Annual  Performance Bonus Plan, incorporated  by reference to Exhibit 10.17 to the Registrant's Annual  Report on Form 10-K  for the fiscal year  ended
        December 31, 1993.
*10.18  Form of Severance Agreement, incorporated by reference to (i) Exhibit 10.26 to  the Registrant's Annual Report  on Form 10-K for  the fiscal year ended
        December 31,  1989 and  (ii)  Exhibit 19.2  to the  Registrant's  Quarterly
        Report on Form 10-Q for the fiscal quarter ended September 30, 1990.
*10.19  Form  of  Indemnification  Agreement  for   Directors  of  the  Registrant,
        incorporated  by  reference  to  (i)  Exhibit  10.27  to  the  Registrant's
        Annual  Report on  Form 10-K for the fiscal  year ended  December 31,  1989 and (ii) Exhibit 10.19 to the  Registrant's Annual Report  on Form 10-K for
        the fiscal year ended December 31, 1993.
*10.20  Form of  Indemnification Agreement  for Executive  Officers of  Registrant,
        incorporated  by  reference to  Exhibit  10.28 to  the  Registrant's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1989.
 11     Statement re computation of per share earnings.
 21     Subsidiaries of the Registrant.
 23     Accountants' Consent.
 27     Financial Data Schedule.

- ------------------------
* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.