Form 10-Q
period 1995-03-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 1995-05-09
CIK 315213

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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

                                                             94025
           2884 SAND HILL ROAD
                SUITE 200
         MENLO PARK, CALIFORNIA
(Address of principal executive offices)                   (zip-code)

       Registrant's telephone number, including area code: (415) 854-9700

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1995:

               28,383,430 shares of $.001 par value Common Stock

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      MARCH 31,    DECEMBER
                                                                        1995       31, 1994
                                                                     -----------  -----------
                                                                     (UNAUDITED)
ASSETS:
Cash and cash equivalents..........................................   $  14,944    $   2,638
Accounts receivable, less allowances of $2,682 and $2,600..........      68,353       60,025
Other current assets...............................................       5,744        5,040
                                                                     -----------  -----------
  Total current assets.............................................      89,041       67,703
Intangible assets, less accumulated amortization of $29,395 and
 $28,243...........................................................     151,666      152,824
Other assets.......................................................       7,750        7,234
                                                                     -----------  -----------
  Total assets.....................................................   $ 248,457    $ 227,761
                                                                     -----------  -----------
                                                                     -----------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses..............................   $   8,383    $   7,232
Accrued payroll costs..............................................      25,355       19,133
Income taxes payable...............................................       4,835        2,181
Current portion of notes payable and other indebtedness............         859        1,081
                                                                     -----------  -----------
  Total current liabilities........................................      39,432       29,627

Notes payable and other indebtedness, less current portion.........       2,336        3,133
Deferred income taxes..............................................      18,888       18,006
                                                                     -----------  -----------
Total liabilities..................................................      60,656       50,766
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value;
   authorized -- 100,000,000 shares;
   issued and outstanding -- 28,369,189 and 28,152,201 shares......          28           28
  Capital surplus..................................................      87,374       82,655
  Deferred compensation............................................      (8,184)      (5,533)
  Accumulated translation adjustments..............................        (196)        (541)
  Retained earnings................................................     108,779      100,386
                                                                     -----------  -----------
    Total stockholders' equity.....................................     187,801      176,995
                                                                     -----------  -----------
  Total liabilities and stockholders' equity.......................   $ 248,457    $ 227,761
                                                                     -----------  -----------
                                                                     -----------  -----------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                        ----------------------
                                                                                           1995        1994
                                                                                        -----------  ---------
                                                                                             (UNAUDITED)
Net service revenues..................................................................  $   144,739  $  99,896
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for
 temporary employees..................................................................       88,700     61,272
                                                                                        -----------  ---------
Gross margin..........................................................................       56,039     38,624
Selling, general and administrative expenses..........................................       39,285     27,175
Amortization of intangible assets.....................................................        1,152      1,129
Interest expense......................................................................          100        494
                                                                                        -----------  ---------
Income before income taxes............................................................       15,502      9,826
Provision for income taxes............................................................        6,497      4,222
                                                                                        -----------  ---------
Net income............................................................................  $     9,005  $   5,604
                                                                                        -----------  ---------
                                                                                        -----------  ---------
Net income per share..................................................................  $       .31  $     .20
                                                                                        -----------  ---------
                                                                                        -----------  ---------

Share and per share amounts for the three months ended March 31, 1994 have been restated to retroactively reflect the two-for-one stock split effected in the form of a stock dividend in August 1994.

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                        ----------------------
                                                                                           1995        1994
                                                                                        -----------  ---------
                                                                                             (UNAUDITED)
COMMON STOCK:
Balance at beginning of period........................................................  $        28  $  26,837
Issuance of restricted stock, net -- par value........................................           --        150
Exercise of stock options -- par value................................................           --        126
Repurchases of common stock -- par value..............................................           --        (12)
                                                                                        -----------  ---------
Balance at end of period..............................................................  $        28  $  27,101
                                                                                        -----------  ---------
                                                                                        -----------  ---------
CAPITAL SURPLUS:
Balance at beginning of period........................................................  $    82,655  $  33,113
Issuance of restricted stock, net -- excess over par value............................        3,290      1,834
Exercises of stock options -- excess over par value...................................          729        538
Tax benefits from exercises of stock options..........................................          700        480
                                                                                        -----------  ---------
Balance at end of period..............................................................  $    87,374  $  35,965
                                                                                        -----------  ---------
                                                                                        -----------  ---------
DEFERRED COMPENSATION:
Balance at beginning of period........................................................  $    (5,533) $  (2,113)
Issuance of restricted stock, net.....................................................       (3,290)    (1,984)
Amortization of deferred compensation.................................................          639        370
                                                                                        -----------  ---------
Balance at end of period..............................................................  $    (8,184) $  (3,727)
                                                                                        -----------  ---------
                                                                                        -----------  ---------
ACCUMULATED TRANSLATION ADJUSTMENTS:
Balance at beginning of period........................................................  $      (541) $    (589)
Translation adjustments...............................................................          345       (104)
                                                                                        -----------  ---------
Balance at end of period..............................................................  $      (196) $    (693)
                                                                                        -----------  ---------
                                                                                        -----------  ---------
RETAINED EARNINGS:
Balance at beginning of period........................................................  $   100,386  $  76,354
Repurchases of common stock -- excess over par value..................................         (612)      (181)
Net income............................................................................        9,005      5,604
                                                                                        -----------  ---------
Balance at end of period..............................................................  $   108,779  $  81,777
                                                                                        -----------  ---------
                                                                                        -----------  ---------

Share and per share amounts for the three months ended March 31, 1994 have been restated to retroactively reflect the two-for-one stock split effected in the form of a stock dividend in August 1994.

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                          --------------------
                                                                                            1995       1994
                                                                                          ---------  ---------
                                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..............................................................................  $   9,005  $   5,604
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of intangible assets.....................................................      1,152      1,129
  Depreciation expense..................................................................        725        630
  Deferred income taxes.................................................................        656        301
  Changes in assets and liabilities, net of effects of acquisitions:
    Increase in accounts receivable.....................................................     (8,328)    (6,336)
    Increase in accounts payable, accrued expenses and accrued payroll costs............      7,373      2,509
    Increase in income tax payable......................................................      2,654      1,839
    Change in other assets, net of change in other liabilities..........................        394        890
                                                                                          ---------  ---------
Total adjustments.......................................................................      4,626        962
                                                                                          ---------  ---------
Net cash and cash equivalents provided by operating activities..........................     13,631      6,566
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired....................................................         --     (1,955)
  Capital expenditures..................................................................     (1,123)      (657)
                                                                                          ---------  ---------
Cash and cash equivalents used in investing activities..................................     (1,123)    (2,612)
CASH FLOWS USED IN FINANCING ACTIVITIES:
  Borrowings under credit agreement.....................................................         --     21,300
  Repayments under credit agreement.....................................................         --    (26,400)
  Repurchases of common stock or common stock equivalents...............................       (612)      (192)
  Principal payments on notes payable and other indebtedness............................     (1,019)       (79)
  Proceeds and tax benefits from exercise of stock options..............................      1,429      1,143
                                                                                          ---------  ---------
Net cash and cash equivalents used in financing activities..............................       (202)    (4,228)
                                                                                          ---------  ---------
Net increase (decrease) in cash and cash equivalents....................................     12,306       (274)
Cash and cash equivalents at beginning of period........................................      2,638      1,773
                                                                                          ---------  ---------
Cash and cash equivalents at end of period..............................................  $  14,944  $   1,499
                                                                                          ---------  ---------
                                                                                          ---------  ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..............................................................................  $     234  $     433
  Income taxes..........................................................................      2,401      1,384
Acquisitions:
  Fair value of assets acquired --
    Intangible assets...................................................................         --  $   2,021
    Other...............................................................................         --        554
  Liabilities incurred --
    Notes payable and contracts.........................................................         --       (600)
    Other...............................................................................         --        (20)
                                                                                          ---------  ---------
  Cash paid, net of cash acquired.......................................................         --  $   1,955
                                                                                          ---------  ---------
                                                                                          ---------  ---------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                  (UNAUDITED)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION. The Consolidated Financial Statements include the accounts of Robert Half International Inc. (the "Company") and its subsidiaries, all of which are wholly-owned. The company is a Delaware corporation. All significant intercompany balances have been eliminated. Certain reclassifications have been made to the 1994 financial statements to conform to the 1995 presentation.

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

    The interim results for the three months ended March 31, 1995, and 1994 are not necessarily indicative of the results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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

    INTANGIBLE ASSETS. Intangible assets represent the cost of acquired companies in excess of the fair market value of their net tangible assets at the acquisition date, and are being amortized on a straight-line basis over a period of 40 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets exist at March 31, 1995.

    INCOME TAXES. Deferred taxes are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate.

NOTE B -- STOCKHOLDERS' EQUITY
    In August 1994, the Company effected a two-for-one stock split in the form of a stock dividend. All share and per share amounts have been restated to retroactively reflect the two-for-one stock split.

    On June 27, 1994, the stockholders of the Company authorized a reduction in par value from $1 per share to $.001 per share on both classes of shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR EACH OF THE THREE MONTHS ENDED MARCH 31, 1995 AND
1994.

    Net service revenues increased approximately 44.9% during the first quarter of 1995 compared to the same period in 1994. Temporary service revenues increased approximately 45.1% during the three months ended March 31, 1995, relative to the three months ended March 31, 1994. Permanent placement revenues increased 42.8% during the comparable three months ending March 31, 1995 and 1994. The revenue comparisons reflect continued improvement in the demand for the Company's specialized staffing services.

    Gross margin dollars increased 45.1% during the three month period ending March 31, 1995, compared with the corresponding three month period ending March 31, 1994. Gross margin amounts equaled 38.7% of revenue for both three month periods ending March 31, 1995 and 1994.

    Selling, general and administrative expenses were approximately $39 million during the three months ended March 31, 1995 compared to approximately $27 million during the three months ended March 31, 1994. Selling, general and administrative expenses as a percentage of revenues was 27.1% in 1995 compared to 27.2% in 1994.

    Interest expense for the three months ended March 31, 1995 decreased 79.8% over the comparable 1994 period due to reduction in outstanding indebtedness in 1995.

    The provision for income taxes for the three months ended March 31, 1995, was 41.9% compared to 43.0% of income before taxes for the same period in 1994. The decrease in 1995 is the result of a smaller percentage of non-deductible intangible expenses relative to income.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1995 the Company's sources of liquidity included approximately $14.9 million in cash and cash equivalents and $49.6 million in net working capital. In addition, as of March 31, 1995 $77.5 million is available for borrowing under the Company's $77.5 million bank revolving credit facility at interest rates of either the Eurodollar rate plus 1% or at prime.

    The Company's liquidity during the first quarter of 1995 has increased by $13.6 million from funds generated by operating activities.

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

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

EXHIBIT NO.                                       EXHIBIT
- -----------  ---------------------------------------------------------------------------------
     10.1    Ninth  Amendment to  Employment Agreement  between the  Registrant and  Harold M.
             Messmer, Jr.
     10.2    Seventh Amendment to Retirement  Agreement between the  Registrant and Harold  M.
             Messmer, Jr.
     11      Computation of Per Share Earnings.
     27      Financial Data Schedule.

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

Date: May 9, 1995                                   /s/ M. KEITH WADDELL

                                        ----------------------------------------
                                                    M. Keith Waddell
                                        Vice President, Chief Financial Officer
   and Treasurer (Principal Financial Officer and duly authorized signatory)