Form 10-Q
period 1995-06-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 1995-08-04
CIK 315213

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

          (MARK ONE)
             /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                          OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1995:

               28,375,108 shares of $.001 par value Common Stock

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                    ASSETS:

                                                                                                    JUNE 30,        DECEMBER 31,
                                                                                                      1995              1994
                                                                                                  -------------   -----------------
                                                                                                   (UNAUDITED)
Cash and cash equivalents.......................................................................    $ 23,923          $  2,638
Accounts receivable, less allowances of $2,685 in 1995
 and $2,600 in 1994.............................................................................      70,891            60,025
Other current assets............................................................................       5,720             5,040
                                                                                                  -------------   -----------------
    Total current assets........................................................................     100,534            67,703
Intangible assets, less accumulated amortization of $30,552
 in 1995 and $28,249 in 1994....................................................................     152,208           152,824
Other assets....................................................................................       9,241             7,234
                                                                                                  -------------   -----------------
    Total assets................................................................................    $261,983          $227,761
                                                                                                  -------------   -----------------
                                                                                                  -------------   -----------------

                                               LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable and accrued expenses...........................................................    $  8,620          $  7,232
Accrued payroll costs...........................................................................      28,510            19,133
Income taxes payable............................................................................       4,362             2,181
Current portion of notes payable and other indebtedness.........................................         825             1,081
                                                                                                  -------------   -----------------
    Total current liabilities...................................................................      42,317            29,627
Notes payable and other indebtedness, less current portion......................................       2,332             3,133
Deferred income taxes...........................................................................      19,737            18,006
                                                                                                  -------------   -----------------
    Total liabilities...........................................................................      64,386            50,766

                                                       STOCKHOLDERS' EQUITY:

Common stock, $.001 par value authorized 100,000,000 shares; issued and outstanding 28,378,580
 and 28,152,201 shares..........................................................................          28                28
Capital surplus.................................................................................      88,266            82,655
Deferred compensation...........................................................................      (7,478)           (5,533)
Accumulated translation adjustments.............................................................        (153)             (541)
Retained earnings...............................................................................     116,934           100,386
                                                                                                  -------------   -----------------
    Total stockholders' equity..................................................................     197,597           176,995
                                                                                                  -------------   -----------------
    Total liabilities and stockholders' equity..................................................    $261,983          $227,761
                                                                                                  -------------   -----------------
                                                                                                  -------------   -----------------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                            THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                                                 JUNE 30,            JUNE 30,
                                                                                            ------------------  ------------------
                                                                                              1995      1994      1995      1994
                                                                                            --------  --------  --------  --------
                                                                                               (UNAUDITED)         (UNAUDITED)
Net service revenues......................................................................  $148,570  $106,514  $293,309  $206,410
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for
 temporary employees .                                                                        90,838    65,145   179,538   126,417
                                                                                            --------  --------  --------  --------
Gross margin..............................................................................    57,732    41,369   113,771    79,993
Selling, general and administrative expenses..............................................    40,608    28,910    79,893    56,085
Amortization of intangible assets.........................................................     1,154     1,150     2,306     2,279
Net interest (income)/expense.............................................................       (83)      461        17       955
                                                                                            --------  --------  --------  --------
Income before income taxes................................................................    16,053    10,848    31,555    20,674
Provision for income taxes................................................................     6,703     4,575    13,200     8,797
                                                                                            --------  --------  --------  --------
Net income................................................................................  $  9,350  $  6,273  $ 18,355  $ 11,877
                                                                                            --------  --------  --------  --------
                                                                                            --------  --------  --------  --------
Net income per share......................................................................  $    .32  $    .22  $    .63  $    .42
                                                                                            --------  --------  --------  --------
                                                                                            --------  --------  --------  --------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                                SIX MONTHS ENDED
                                                                                                                    JUNE 30,
                                                                                                                ----------------
                                                                                                                 1995     1994
                                                                                                                -------  -------
                                                                                                                  (UNAUDITED)
COMMON STOCK:
Balance at beginning of period................................................................................  $    28  $26,837
Issuance of restricted stock, net -- par value................................................................    --         334
Exercises of stock options -- par value.......................................................................    --         213
Change in par value...........................................................................................    --     (27,298)
Repurchases of common stock -- par value......................................................................    --         (59)
                                                                                                                -------  -------
  Balance at end of period....................................................................................  $    28  $    27
                                                                                                                -------  -------
                                                                                                                -------  -------
CAPITAL SURPLUS:
Balance at beginning of period................................................................................  $82,655  $33,113
Issuance of restricted stock, net -- excess over par value....................................................    3,268    4,913
Exercises of stock options -- excess over par value...........................................................    1,185      903
Tax benefits from exercises of stock options..................................................................    1,158      941
Change in par value...........................................................................................    --      27,298
                                                                                                                -------  -------
  Balance at end of period....................................................................................  $88,266  $67,168
                                                                                                                -------  -------
                                                                                                                -------  -------
DEFERRED COMPENSATION:
Balance at beginning of period................................................................................  $(5,533) $(2,113)
Issuance of restricted stock, net.............................................................................   (3,268)  (5,246)
Amortization of deferred compensation.........................................................................    1,323      824
                                                                                                                -------  -------
  Balance at end of period....................................................................................  $(7,478) $(6,535)
                                                                                                                -------  -------
                                                                                                                -------  -------
ACCUMULATED TRANSLATION ADJUSTMENTS:
Balance at beginning of period................................................................................  $  (541) $  (589)
Translation adjustments.......................................................................................      388       53
                                                                                                                -------  -------
  Balance at end of period....................................................................................  $  (153) $  (536)
                                                                                                                -------  -------
                                                                                                                -------  -------
RETAINED EARNINGS:
Balance at beginning of period................................................................................  $100,386  76,354
Repurchases of common stock -- excess over par value..........................................................   (1,807)    (913)
Net income....................................................................................................   18,355   11,877
                                                                                                                -------  -------
  Balance at end of period....................................................................................  $116,934 $87,318
                                                                                                                -------  -------
                                                                                                                -------  -------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                                SIX MONTHS ENDED
                                                                                                                    JUNE 30,
                                                                                                                ----------------
                                                                                                                 1995     1994
                                                                                                                -------  -------
                                                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................................................................................  $18,355  $11,877
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of intangible assets...........................................................................    2,306    2,279
  Depreciation expense........................................................................................    1,531    1,275
  Deferred income taxes.......................................................................................    1,325      637
  Changes in assets and liabilities, net of effects of acquisitions:
    Increase in accounts receivable...........................................................................  (10,838)  (8,501)
    Increase in accounts payable, accrued expenses and accrued payroll costs..................................    9,331    5,632
    Increase in income taxes payable..........................................................................    2,181    2,100
    Change in other assets, net of change in other liabilities................................................    1,305    1,776
                                                                                                                -------  -------
    Total adjustments.........................................................................................    7,141    5,198
                                                                                                                -------  -------
Net cash and cash equivalents provided by operating activities................................................   25,496   17,075
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired..........................................................................     (226)  (4,283)
  Capital expenditures........................................................................................   (3,464)  (2,098)
                                                                                                                -------  -------
Cash and cash equivalents used in investing activities........................................................   (3,690)  (6,381)
CASH FLOWS USED IN FINANCING ACTIVITIES:
  Borrowings under credit agreement...........................................................................    --      51,200
  Repayments under credit agreement...........................................................................    --     (62,900)
  Repurchases of common stock or common stock equivalents.....................................................   (1,807)    (972)
  Principal payments on notes payable and other indebtedness..................................................   (1,057)    (313)
  Proceeds and tax benefits from exercise of stock options....................................................    2,343    2,057
                                                                                                                -------  -------
Net cash and cash equivalents used in financing activities....................................................     (521) (10,928)
                                                                                                                -------  -------
Net decrease in cash and cash equivalents.....................................................................   21,285     (234)
Cash and cash equivalents at beginning of period..............................................................    2,638    1,773
                                                                                                                -------  -------
Cash and cash equivalents at end of period....................................................................  $23,923  $ 1,539
                                                                                                                -------  -------
                                                                                                                -------  -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest....................................................................................................  $   311  $   903
  Income taxes................................................................................................    6,072    4,632
Acquisitions:
  Fair value of assets acquired --
    Intangible assets.........................................................................................  $   207  $ 5,294
    Other.....................................................................................................       28    1,618
  Liabilities incurred --
    Notes payable and contracts...............................................................................       (9)  (2,119)
    Other.....................................................................................................    --        (510)
                                                                                                                -------  -------
  Cash paid, net of cash acquired.............................................................................  $   226  $ 4,283
                                                                                                                -------  -------
                                                                                                                -------  -------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)

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

    The interim results for the three and six months ended June 30, 1995, and 1994 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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

    INTANGIBLE ASSETS. Intangible assets represent the cost of acquired companies in excess of the fair market value of their net tangible assets at the acquisition date, and are being amortized on a straight-line basis over a period of 40 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets exist at June 30, 1995.

    INCOME TAXES. Deferred taxes are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate.

NOTE B -- SECURITIES REPURCHASE PROGRAM
    On May 11, 1995, the Company was authorized by its board of directors to repurchase up to one million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS FOR EACH OF THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994.

    Net service revenues increased 39.5% during the second quarter of 1995 compared to the same period in 1994. Net service revenues for the six months ended June 30, 1995 increased 42.1% compared to the six months ended June 30, 1994. Temporary service revenues increased approximately 40.6% and 42.8% during the three and six months ended June 30, 1995, relative to the three and six months ended June 30, 1994. Permanent placement revenues increased 29.8% and 36.0% during the comparable three and six months ended June 30, 1995. The revenue comparisons reflect continued improvement in the demand for the Company's specialized staffing services.

    Gross margin dollars increased 39.6% and 42.2% during the three and six month periods ended June 30, 1995, compared with the corresponding three and six month periods ended June 30, 1994. Gross margin amounts equaled 38.9% and 38.8% of revenue for the three and six month periods ended June 30, 1995 and 38.8% of revenue for both the three and six month periods ended June 30, 1994.

    Selling, general and administrative expenses were approximately $41 million and $80 million during the three and six months ended June 30, 1995 compared to approximately $29 million and $56 million during the three and six months ended June 30, 1994. Selling, general and administrative expenses as a percentage of revenues was 27.3% and 27.2% in the three and six months ended June 30, 1995 compared to 27.1% and 27.2% in the three and six months ended June 30, 1994.

    Net interest income/expense for the three and six months ended June 30, 1995 decreased by 118% and 98% over the comparable 1994 periods due to an increase in interest income from an increase in cash and cash equivalents and a decrease in interest expense due to a reduction in outstanding indebtedness.

    The provision for income taxes for the three and six months ended June 30, 1995, was 41.8% compared to 42.2% and 42.6% of income before taxes for the same periods in 1994. The decrease in 1995 is the result of a smaller percentage of non-deductible intangible expenses relative to income.

    LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1995 the Company's sources of liquidity included approximately $23.9 million in cash and cash equivalents and $58.2 million in net working capital. In addition, as of June 30, 1995 $76.6 million is available for borrowing under the Company's $80.0 million bank revolving credit facility at interest rates of either the Eurodollar rate plus 1% or at prime.

    The Company's liquidity during the first six months of 1995 has increased by $25.5 million from funds generated by operating activities.

    On May 11, 1995, the Company was authorized by its board of directors to repurchase up to one million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions.

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

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 11, 1995, registrant held its annual meeting of stockholders. The only matter presented to stockholders at the annual meeting was the election of two directors to Class III. The vote for director was as follows:

NOMINEE                                                SHARES FOR    SHARES WITHHELD
- ----------------------------------------------------  -------------  ---------------
Edward W. Gibbons...................................     24,059,277        324,630
Harold M. Messmer, Jr...............................     23,972,731        411,176

    The continuing directors, whose terms of office did not expire at the meeting, are Andrew S. Berwick, Jr., Frederick P. Furth, Frederick A. Richman, Thomas J. Ryan and J. Stephen Schaub.

    No other matters were voted upon at the annual meeting.

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

EXHIBIT NO.
- -----------
  10.1      First Amendment to Credit Agreement among Registrant, NationsBank of North Carolina, N.A. and Bank of America National
            Trust and Savings Association.
  10.2      Outside Directors' Option Plan.
  11        Computation of Per Share Earnings.
  27        Financial Data Schedules.

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

Date: August 4, 1995

                                 EXHIBIT INDEX

                                                                                                         SEQUENTIALLY
 EXHIBITS                                           DESCRIPTION                                          NUMBERED PAGE
- ----------  -------------------------------------------------------------------------------------------  -------------
     10.1   First Amendment to Credit Agreement among Registrant, NationsBank of North Carolina, N.A.
             and Bank of America National Trust and Savings Association.
     10.2   Outside Directors' Option Plan.
     11     Computation of Per Share Earnings.
     27     Financial Data Schedules.