Form 10-Q
period 1995-09-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 1995-11-03
CIK 315213

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

          (MARK ONE)
             /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                          OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1995:

               28,587,167 shares of $.001 par value Common Stock

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                    ASSETS:

                                                                                  SEPTEMBER 30, 1995   DECEMBER 31, 1994
                                                                                  ------------------   -----------------
                                                                                     (UNAUDITED)
Cash and cash equivalents.......................................................  $          31,732    $          2,638
Accounts receivable, less allowances of $2,814 in 1995 and $2,600 in 1994.......             79,918              60,025
Other current assets............................................................              5,666               5,040
                                                                                         ----------    -----------------
    Total current assets........................................................            117,316              67,703
Intangible assets, less accumulated amortization of $31,801 in 1994 and $28,243
 in 1994........................................................................            154,897             152,824
Other assets....................................................................             10,724               7,234
                                                                                         ----------    -----------------
    Total assets................................................................  $         282,937    $        227,761
                                                                                         ----------    -----------------
                                                                                         ----------    -----------------

                                         LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable and accrued expenses...........................................  $           9,805    $          7,232
Accrued payroll costs...........................................................             31,706              19,133
Income taxes payable............................................................              4,363               2,181
Current portion of notes payable and other indebtedness.........................              3,632               1,081
                                                                                         ----------    -----------------
    Total current liabilities...................................................             49,506              29,627
Notes payable and other indebtedness, less current portion......................              2,089               3,133
Deferred income taxes...........................................................             19,775              18,006
                                                                                         ----------    -----------------
    Total liabilities...........................................................             71,370              50,766

                                                 STOCKHOLDERS' EQUITY:

Common stock, $.001 par value, authorized 100,000,000, issued and outstanding
 28,589,890 in 1995 and 28,152,201 in 1994......................................                 29                  28
Capital surplus.................................................................             90,888              82,655
Deferred compensation...........................................................             (6,850)             (5,533)
Accumulated translation adjustments.............................................                181                (541)
Retained earnings...............................................................            127,319             100,386
                                                                                         ----------    -----------------
    Total stockholders' equity..................................................            211,567             176,995
                                                                                         ----------    -----------------
    Total liabilities and stockholders' equity..................................  $         282,937    $        227,761
                                                                                         ----------    -----------------
                                                                                         ----------    -----------------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                             SEPTEMBER 30,           SEPTEMBER 30,
                                                                          --------------------    --------------------
                                                                            1995        1994        1995        1994
                                                                          --------    --------    --------    --------
                                                                              (UNAUDITED)             (UNAUDITED)
Net service revenues..................................................    $159,303    $114,903    $452,612    $321,313
Direct costs of services, consisting of payroll, payroll taxes and
 insurance costs for temporary employees..............................      97,107      70,259     276,645     196,676
                                                                          --------    --------    --------    --------
Gross margin..........................................................      62,196      44,644     175,967     124,637
Selling, general and administrative expenses..........................      43,358      31,455     123,251      87,540
Amortization of intangible assets.....................................       1,190       1,152       3,496       3,431
Interest..............................................................        (217)        371        (200)      1,326
                                                                          --------    --------    --------    --------
Income before income taxes............................................      17,865      11,666      49,420      32,340
Provision for income taxes............................................       7,402       4,924      20,603      13,721
                                                                          --------    --------    --------    --------
Net income............................................................    $ 10,463    $  6,742    $ 28,817    $ 18,619
                                                                          --------    --------    --------    --------
                                                                          --------    --------    --------    --------
Net income per share..................................................    $    .35    $    .24    $    .98    $    .66
                                                                          --------    --------    --------    --------
                                                                          --------    --------    --------    --------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                  -------------------
                                                                                    1995       1994
                                                                                  --------   --------
                                                                                      (UNAUDITED)
COMMON STOCK:
Balance at beginning of period..................................................  $     28   $ 26,837
Issuance of restricted stock, net -- par value..................................     --           334
Exercise of stock options -- par value..........................................         1        213
Repurchases of common stock -- par value........................................     --           (59)
Change in par value.............................................................     --       (27,298)
                                                                                  --------   --------
  Balance at end of period......................................................  $     29   $     27
                                                                                  --------   --------
                                                                                  --------   --------
CAPITAL SURPLUS:
Balance at beginning of period..................................................  $ 82,655   $ 33,113
Issuance of restricted stock, net -- excess over par value......................     3,290      5,025
Exercises of stock options -- excess over par value.............................     2,498      1,387
Tax benefits from exercises of stock options....................................     2,445      1,536
Change in par value.............................................................     --        27,298
                                                                                  --------   --------
  Balance at end of period......................................................  $ 90,888   $ 68,359
                                                                                  --------   --------
                                                                                  --------   --------
DEFERRED COMPENSATION:
Balance at beginning of period..................................................  $ (5,533)  $ (2,113)
Issuance of restricted stock, net...............................................    (3,290)    (5,359)
Amortization of deferred compensation...........................................     1,973      1,348
                                                                                  --------   --------
  Balance at end of period......................................................  $ (6,850)  $ (6,124)
                                                                                  --------   --------
                                                                                  --------   --------
ACCUMULATED TRANSLATION ADJUSTMENTS:
Balance at beginning of period..................................................  $   (541)  $   (589)
Translation adjustments.........................................................       722        267
                                                                                  --------   --------
  Balance at end of period......................................................  $    181   $   (322)
                                                                                  --------   --------
                                                                                  --------   --------
RETAINED EARNINGS:
Balance at beginning of period..................................................  $100,386   $ 76,354
Repurchases of common stock -- excess over par value............................    (1,884)    (1,012)
Net income......................................................................    28,817     18,619
                                                                                  --------   --------
  Balance at end of period......................................................  $127,319   $ 93,961
                                                                                  --------   --------
                                                                                  --------   --------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                    --------------------
                                                                                      1995        1994
                                                                                    --------    --------
                                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income......................................................................    $ 28,817    $ 18,619
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of intangible assets.............................................       3,496       3,431
  Depreciation expense..........................................................       2,489       1,952
  Deferred income taxes.........................................................       1,069       1,077
  Changes in assets and liabilities, net of effects of acquisitions:
    Increase in accounts receivable.............................................     (19,252)    (13,060)
    Increase in accounts payable, accrued expenses and accrued payroll costs....      13,520       6,689
    Increase in income taxes payable............................................       2,182         635
    Change in other assets, net of change in other liabilities..................       1,987       2,740
                                                                                    --------    --------
    Total adjustments...........................................................       5,491       3,464
                                                                                    --------    --------
Net cash and cash equivalents provided by operating activities..................      34,308      22,083
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired............................................      (1,024)     (4,406)
  Capital expenditures..........................................................      (5,957)     (3,422)
                                                                                    --------    --------
Cash and cash equivalents used in investing activities..........................      (6,981)     (7,828)
CASH FLOWS USED IN FINANCING ACTIVITIES:
  Borrowings under credit agreement.............................................       --         79,000
  Repayments under credit agreement.............................................       --        (95,600)
  Repurchases of common stock or common stock equivalents.......................      (1,884)     (1,071)
  Principal payments on notes payable and other indebtedness....................      (1,292)       (351)
  Proceeds and tax benefits from exercise of stock options......................       4,943       3,136
                                                                                    --------    --------
Net cash and cash equivalents used in financing activities......................       1,767     (14,886)
                                                                                    --------    --------
Net decrease in cash and cash equivalents.......................................      29,094        (631)
Cash and cash equivalents at beginning of period................................       2,638       1,773
                                                                                    --------    --------
Cash and cash equivalents at end of period......................................    $ 31,732    $  1,142
                                                                                    --------    --------
                                                                                    --------    --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest......................................................................    $    384    $  1,230
  Income taxes..................................................................       6,393      10,035
Acquisitions:
  Fair value of assets acquired --
    Intangible assets...........................................................    $  4,697    $  5,452
    Other.......................................................................         753       1,694
  Liabilities incurred --
    Notes payable and contracts.................................................      (2,800)     (2,158)
    Other.......................................................................      (1,626)       (582)
                                                                                    --------    --------
  Cash paid, net of cash acquired...............................................    $  1,024    $  4,406
                                                                                    --------    --------
                                                                                    --------    --------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (UNAUDITED)

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

    The interim results for the three and nine months ended September 30, 1995, and 1994 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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

    INTANGIBLE ASSETS. Intangible assets represent the cost of acquired companies in excess of the fair market value of their net tangible assets at the acquisition date, and are being amortized on a straight-line basis over a period of 40 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangibles exists at September 30, 1995.

    INCOME TAXES. Deferred taxes are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS FOR EACH OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994.

    Net service revenues increased 38.6% during the third quarter of 1995 compared to the same period in 1994. Net service revenues for the nine months ending September 30, 1995 increased 40.9% compared to the nine months ending September 30, 1994. Temporary service revenues increased approximately 38.9% and 41.4% during the three and nine months ended September 30, 1995, relative to the three and nine months ended September 30, 1994, including the revenues from the Company's OFFICETEAM-REGISTERED TRADEMARK- division which was started in 1991 to provide skilled office and administrative personnel. Permanent placement revenues increased 36.9% and 36.3% during the comparable three and nine months ending September 30, 1995 and 1994. The revenue comparisons reflect continued improvement in the demand for the Company's services.

    Gross margin dollars increased 39.3% and 41.2% during the three and nine month periods ending September 30, 1995, compared with the corresponding three and nine month periods ending September 30, 1994. Gross margin amounts equaled 39.0% and 38.9% of revenue for the three and nine month periods ending September 30, 1995 and 38.9% and 38.8% of revenue for the three and nine month periods ending September 30, 1994. The percentage increase relates primarily to the strengthening of gross margins in the Company's temporary staffing divisions.

    Selling, general and administrative expenses were approximately $43 million and $123 million during the three and nine months ended September 30, 1995 compared to approximately $31 million and $88 million during the three and nine months ended September 30, 1994. Selling, general and administrative expenses as a percentage of revenues was 27.2% for both the three and nine months ended September 30, 1995 compared to 27.4% and 27.2% in the three and nine months ended September 30, 1994.

    Interest income/expense for the three and nine months ended September 30, 1995 decreased by 158.5% and 115.1% over the comparable 1994 periods due to an increase in interest income from an increase in cash and cash equivalents and a decrease in interest expense due to a reduction of outstanding indebtedness.

    The provision for income taxes for the three and nine months ended September 30, 1995, was 41.4% and 41.7% compared to 42.2% and 42.4% of income before taxes for the same periods in 1994. The decrease in 1995 is the result of a smaller percentage of non-deductible intangible expenses relative to income.

    LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1995, the Company's sources of liquidity included approximately $31.7 million in cash and cash equivalents and $67.8 million in net working capital. In addition, as of September 30, 1995, approximately $77.1 million remained available for borrowing under the Company's $80 million bank revolving credit facility at interest rates of either the Eurodollar rate plus 1% or at prime.

    The Company's liquidity during the first nine months of 1995 was increased by $34.3 million from funds generated by operating activities. These funds were used for personnel services acquisitions, capital expenditures and payments on outstanding indebtedness.

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

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

EXHIBIT NO.
-----------
       11       Computation of Per Share Earnings.
     27         Financial Data Schedules.

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

                                          ROBERT HALF INTERNATIONAL INC.
                                          (Registrant)

                                                  /s/ BARBARA J. FORSBERG

                                          --------------------------------------
                                                   Barbara J. Forsberg
                                              VICE PRESIDENT AND CONTROLLER,
                                              (CHIEF ACCOUNTING OFFICER AND
                                                DULY AUTHORIZED SIGNATORY)

Date: November 2, 1995

                               INDEX TO EXHIBITS

                                                                                                SEQUENTIALLY
NUMBER      EXHIBIT                                                                             NUMBERED PAGE
-------     --------------------------------------------------------------------------------    -------------
    11      Computation of Per Share Earnings.
  27        Financial Data Schedules.