Form 10-K
period 1995-12-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 1996-03-25
CIK 315213

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

                                      None
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 7, 1996, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $1,199,755,000 based on the closing sale price on that date. This amount excludes the market value of 2,630,142 shares of Common Stock held by registrant's directors and officers and their affiliates.
    As of March 7, 1996, there were outstanding 28,998,392 shares of the registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement to be mailed to stockholders in connection with the registrant's annual meeting of stockholders, scheduled to be held in May 1996, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be part of this report.

                                     PART I

ITEM 1.  BUSINESS

    Robert Half International Inc. is the world's largest specialized provider of temporary and permanent personnel in the fields of accounting and finance. Its divisions include ACCOUNTEMPS-Registered Trademark- and ROBERT HALF-Registered Trademark-, providers of temporary and permanent personnel, respectively, in the fields of accounting and finance. The Company, utilizing its experience as a specialized provider of temporary and permanent personnel, has expanded into additional specialty fields. In 1991, the Company formed OFFICETEAM-Registered Trademark- to provide skilled temporary administrative and office personnel. In 1994, the Company established RHI
CONSULTING-Registered Trademark- to concentrate on providing temporary and contract information technology professionals in positions ranging from PC support technician to chief information officer. In 1992, the Company acquired THE AFFILIATES-Registered Trademark-, which focuses on placing temporary and permanent employees in paralegal, legal administrative and other legal support positions.

    The Company's business was originally founded in 1948. Prior to 1986, the Company was primarily a franchisor of ACCOUNTEMPS and ROBERT HALF offices. Beginning in 1986, the Company and its current management embarked on a strategy of acquiring franchised locations and other local or regional independent providers of specialized temporary service personnel. The Company has acquired all but five of the ACCOUNTEMPS and ROBERT HALF franchises in 45 separate transactions, and has acquired 16 other local or regional providers of
specialized   temporary  service   personnel.  Since   1986,  the   Company  has
significantly expanded operations at many of the acquired locations and has opened many new locations. The Company believes that direct ownership of offices allows it to better monitor and protect the image of the ACCOUNTEMPS and ROBERT HALF names, promotes a more consistent and higher level of quality and service throughout its network of offices and improves profitability by centralizing many of its administrative functions. The Company currently has more than 185 offices in 36 states and five foreign countries and placed approximately 101,000 employees on temporary assignment with clients in 1995.

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

OFFICETEAM

    The Company's OFFICETEAM division, which commenced operations in 1991, places temporary and permanent office and administrative personnel, ranging from word processors to office managers, from over 135 locations in the United States and Canada. OFFICETEAM operates in much the same fashion as the ACCOUNTEMPS and ROBERT HALF divisions.

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

RHI CONSULTING

    The Company's RHI CONSULTING division, which commenced operations in 1994, specializes in providing information technology contract consultants in areas ranging from multiple platform systems integration to end-user support, including specialists in programming, networking, systems integration, database design and help desk support. RHI Consulting conducts its activities from 38 locations in the United States, Canada and Europe.

THE AFFILIATES

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

MARKETING AND RECRUITING

    The Company markets its services to clients as well as employment candidates. Local marketing and recruiting are generally conducted by each office or related group of offices. Advertising directed to clients and employment candidates consists primarily of yellow pages advertisements, classified advertisements and radio. Direct marketing through mail and telephone solicitation also constitutes a significant portion of the Company's total advertising. National advertising conducted by the Company consists primarily of print advertisements in national newspapers, magazines and certain trade journals. Joint marketing arrangements have been entered into with Microsoft, Lotus Development Corporation, WordPerfect Corporation, Peachtree Software, Inc., and Computer Associates International, Inc. and typically provide for cooperative advertising, joint mailings and similar promotional activities. The Company also actively seeks endorsements and affiliations with professional organizations in the business management, office administration and professional secretarial fields. The Company also conducts public relations activities designed to enhance public recognition of the Company and its services. Local employees are encouraged to be active in civic organizations and industry trade groups.

    The Company owns many trademarks, service marks and tradenames, including the ROBERT HALF-Registered Trademark-, ACCOUNTEMPS-Registered Trademark-, OFFICETEAM-Registered Trademark-, THE AFFILIATES-Registered Trademark- and RHI CONSULTING-Registered Trademark- marks, which are registered in the United States and in a number of foreign countries.

ORGANIZATION

    Management of the Company's operations is coordinated from its headquarters in Menlo Park, California. The Company's headquarters provides support and centralized services to its offices in the administrative, marketing, accounting, training and legal areas, particularly as it relates to the standardization of the operating procedures of its offices. The Company has more than 185 offices in 36 states and five foreign countries. Office managers are responsible for most activities of their offices, including sales, local advertising and marketing and recruitment.

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

EMPLOYEES

    The Company has approximately 2,100 full-time staff employees. The Company's offices placed approximately 101,000 employees on temporary assignments with clients during 1995. Temporary employees placed by the Company are the Company's employees for all purposes while they are working on assignments. The Company pays the related costs of employment, such as workers' compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company provides voluntary health insurance coverage to interested temporary employees.

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

ITEM 2.  PROPERTIES

    The Company's headquarters is located in Menlo Park, California. Placement activities are conducted through more than 185 offices located in the United States, Canada, the United Kingdom, Belgium, France and the Netherlands. All of the offices are leased.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is listed for trading on the New York Stock Exchange under the symbol "RHI". On March 7, 1996, there were approximately 1,487 holders of record of the Common Stock.

    Following is a list by fiscal quarters of the sales prices of the stock as quoted on the New York Stock Exchange, adjusted, as appropriate, to reflect the two-for-one stock split effected in the form of a stock dividend in August 1994:

                                            SALES PRICES
                                        --------------------
      1995                                HIGH        LOW
      --------------------------------  --------   ---------
      4th Quarter.....................  $44 5/8    $31 7/8
      3rd Quarter.....................  $35 7/8    $25 1/4
      2nd Quarter.....................  $28 5/8    $19 5/8
      1st Quarter.....................  $26 5/8    $21


                                            SALES PRICES
                                        --------------------
      1994                                HIGH        LOW
      --------------------------------  --------   ---------
      4th Quarter.....................  $26 3/4    $18 1/8
      3rd Quarter.....................  $23 1/16   $17
      2nd Quarter.....................  $20 3/16   $15 1/16
      1st Quarter.....................  $16 7/16   $12 3/4

    No cash dividends were paid in 1995 or 1994. The Company, as it deems appropriate, may continue to retain all earnings for use in its business or may consider paying a dividend in the future.

ITEM 6.  SELECTED FINANCIAL DATA

    Following is a table of selected financial data of the Company of the last five years:

                                                                                          YEAR ENDED DECEMBER 31,
                                                                             --------------------------------------------------
                                                                               1995        1994      1993      1992      1991
                                                                             ---------   --------  --------  --------  --------
                                                                                               (IN THOUSANDS)
INCOME STATEMENT DATA:
Net service revenues.......................................................  $ 628,526   $446,328  $306,166  $220,179  $209,455
Direct costs of services, consisting of payroll, payroll taxes and
 insurance costs for temporary employees...................................    384,449    273,327   188,292   131,875   117,583
                                                                             ---------   --------  --------  --------  --------
Gross margin...............................................................    244,077    173,001   117,874    88,304    91,872
Selling, general and administrative expenses...............................    170,684    121,640    88,074    72,136    73,326
Amortization of intangible assets..........................................      4,767      4,584     4,251     3,961     3,896
Interest (income) expense..................................................       (463)     1,570     3,992     4,301     6,574
                                                                             ---------   --------  --------  --------  --------
Income before income taxes.................................................     69,089     45,207    21,557     7,906     8,076
Provision for income taxes.................................................     28,791     19,090     9,834     3,524     3,961
                                                                             ---------   --------  --------  --------  --------
Net income.................................................................  $  40,298   $ 26,117  $ 11,723  $  4,382  $  4,115
                                                                             ---------   --------  --------  --------  --------
                                                                             ---------   --------  --------  --------  --------


                                                                                          YEAR ENDED DECEMBER 31,
                                                                             --------------------------------------------------
                                                                               1995        1994      1993      1992      1991
                                                                             ---------   --------  --------  --------  --------
                                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME PER PRIMARY SHARE:                                                    $    1.36   $    .92  $    .47  $    .18  $    .18
                                                                             ---------   --------  --------  --------  --------
                                                                             ---------   --------  --------  --------  --------
INCOME PER FULLY DILUTED SHARE:                                              $    1.36   $    .92  $    .46  $    .18  $    .18
                                                                             ---------   --------  --------  --------  --------
                                                                             ---------   --------  --------  --------  --------
WEIGHTED AVERAGE NUMBER OF SHARES:
Primary....................................................................     29,535     28,336    25,092    23,930    23,206
Fully Diluted..............................................................     29,708     28,484    25,260    24,007    23,273

                                                                                                DECEMBER 31,
                                                                             --------------------------------------------------
                                                                               1995        1994      1993      1992      1991
                                                                             ---------   --------  --------  --------  --------
                                                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Intangible assets, net.....................................................  $ 155,441   $152,824  $152,156  $143,757  $140,715
Total assets...............................................................    301,140    227,761   204,598   181,999   178,207
Debt financing.............................................................      5,725      4,214    32,740    61,855    67,614
Stockholders' equity.......................................................    227,930    176,995   133,602    90,972    84,419

    All shares and per share amounts have been restated to retroactively reflect the two-for-one stock split effected in the form of a stock dividend in August 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1995

    Temporary services revenues increased 42% during 1995 and 46% during 1994, including the revenues generated from the Company's OfficeTeam and RHI Consulting divisions, which were started in 1991 and 1994, respectively. Permanent placement revenues increased 31% during the year ended December 31, 1995 and 47% during the year ended December 31, 1994. The revenue comparisons reflect continued improvement in the demand for the Company's services.

    Gross margin dollars increased 41% during the year ended December 31, 1995 compared to 47% for the year ended December 31, 1994. Gross margin amounts equaled 39% of revenue in 1995, 1994 and 1993.

    Selling, general and administrative expenses were approximately $171 million during 1995 compared to $122 million in 1994 and $88 million in 1993. Selling, general and administrative expenses as a percentage of revenues were 27% in 1995 and 1994 and 29% in 1993. The percentage decline from 1993 was attributable to revenue growth coupled with the Company's continued cost containment.

    Amortization of intangible assets increased from 1993 to 1995 due to the acquisitions in each of those years of additional personnel services operations.

    Interest income/expense for the years ended December 31, 1995 and 1994 decreased 130% and 61%, respectively, over the comparable prior periods due to an increase in interest income from an increase in cash and cash equivalents and a decrease in interest expense due to a reduction of outstanding indebtedness.

    The provision for income taxes was 42% in 1995 and 1994 and 46% in 1993. The decrease in 1994 is the result of a smaller percentage of non-deductible intangible expenses.

    LIQUIDITY AND CAPITAL RESOURCES

    The change in the Company's liquidity during the past three years is the net effect of funds generated by operations and the funds used for the personnel services acquisitions, capital expenditures, principal payments on outstanding notes payable, and the securities repurchase program.

    In November 1994, the Company issued 633,555 shares of its common stock. The net proceeds from the sale of shares were approximately $12.6 million. The Company used the proceeds for repayment of the borrowings under the Company's revolving credit agreement.

    On December 10, 1993, substantially all of the Company's outstanding convertible subordinated debentures were converted into common stock of the Company. See Note F in the Notes to Consolidated Financial Statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           DECEMBER 31,
                                                                        ------------------
                                                                          1995      1994
                                                                        --------  --------
ASSETS:
  Cash and cash equivalents...........................................  $ 41,346  $  2,638
  Accounts receivable, less allowances of $3,067 and $2,600...........    84,955    60,025
  Other current assets................................................     7,349     5,040
                                                                        --------  --------
    Total current assets..............................................   133,650    67,703
  Intangible assets, less accumulated amortization of $33,071 and
   $28,243............................................................   155,441   152,824
  Other assets........................................................    12,049     7,234
                                                                        --------  --------
    Total assets......................................................  $301,140  $227,761
                                                                        --------  --------
                                                                        --------  --------
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Accounts payable and accrued expenses...............................  $ 12,631  $  7,232
  Accrued payroll costs...............................................    33,853    19,133
  Income taxes payable................................................     5,157     2,181
  Current portion of notes payable and other indebtedness.............     4,239     1,081
                                                                        --------  --------
    Total current liabilities.........................................    55,880    29,627
  Notes payable and other indebtedness, less current portion..........     1,486     3,133
  Deferred income taxes...............................................    15,844    18,006
                                                                        --------  --------
    Total liabilities.................................................    73,210    50,766
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common Stock, $.001 par value, 100,000,000 shares authorized,
   28,892,311 and 28,152,201 shares issued and outstanding in 1995 and
   1994, respectively.................................................        29        28
  Capital surplus.....................................................    99,797    82,655
  Deferred compensation...............................................    (9,642)   (5,533)
  Accumulated translation adjustments.................................        51      (541)
  Retained earnings...................................................   137,695   100,386
                                                                        --------  --------
    Total stockholders' equity........................................   227,930   176,995
                                                                        --------  --------
    Total liabilities and stockholders' equity........................  $301,140  $227,761
                                                                        --------  --------
                                                                        --------  --------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                  ----------------------------
                                                                                    1995      1994      1993
                                                                                  --------  --------  --------
Net service revenues............................................................  $628,526  $446,328  $306,166
Direct costs of services, consisting of payroll, payroll taxes and insurance
 costs for temporary employees..................................................   384,449   273,327   188,292
                                                                                  --------  --------  --------
Gross margin....................................................................   244,077   173,001   117,874
Selling, general and administrative expenses....................................   170,684   121,640    88,074
Amortization of intangible assets...............................................     4,767     4,584     4,251
Interest (income) expense.......................................................      (463)    1,570     3,992
                                                                                  --------  --------  --------
Income before income taxes......................................................    69,089    45,207    21,557
Provision for income taxes......................................................    28,791    19,090     9,834
                                                                                  --------  --------  --------
Net income......................................................................  $ 40,298  $ 26,117  $ 11,723
                                                                                  --------  --------  --------
                                                                                  --------  --------  --------
Income per share................................................................  $   1.36  $    .92  $    .46
                                                                                  --------  --------  --------
                                                                                  --------  --------  --------

1994 and 1993 per share amounts have been restated to retroactively reflect the two-for-one stock split effected in the form of a stock dividend in August 1994.

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                                  --------------------------
                                                                                    1995     1994     1993
                                                                                  --------  -------  -------
COMMON STOCK:
  Balance at beginning of period................................................  $     28  $26,837  $23,642
  Issuance of common stock -- par value.........................................        --        1       --
  Issuances of restricted stock, net -- par value...............................        --      334       82
  Conversion of debentures -- par value.........................................        --       --    2,040
  Repurchases of common stock -- par value......................................        --      (59)    (119)
  Exercises of stock options -- par value.......................................         1      213    1,086
  Issuance of common stock for acquisitions -- par value........................        --       --      106
  Change in par value...........................................................        --  (27,298)      --
                                                                                  --------  -------  -------
    Balance at end of period....................................................  $     29  $    28  $26,837
                                                                                  --------  -------  -------
                                                                                  --------  -------  -------
CAPITAL SURPLUS:
  Balance at beginning of period................................................  $ 82,655  $33,113  $ 3,897
  Issuance of common stock -- excess over par value.............................        --   12,589       --
  Issuances of restricted stock, net -- excess over par value...................     6,887    4,949      825
  Conversion of debentures -- excess over par value.............................        --       --   20,185
  Exercises of stock options -- excess over par value...........................     3,818    2,162    4,029
  Tax benefits from exercises of stock options and restricted stock releases....     6,437    2,544    2,823
  Issuance of common stock for acquisitions -- excess over par value............        --       --    1,354
  Change in par value...........................................................        --   27,298       --
                                                                                  --------  -------  -------
    Balance at end of period....................................................  $ 99,797  $82,655  $33,113
                                                                                  --------  -------  -------
                                                                                  --------  -------  -------
DEFERRED COMPENSATION:
  Balance at beginning of period................................................  $ (5,533) $(2,113) $(2,208)
  Issuances of restricted stock, net............................................    (6,887)  (5,283)    (907)
  Amortization..................................................................     2,778    1,863    1,002
                                                                                  --------  -------  -------
    Balance at end of period....................................................  $ (9,642) $(5,533) $(2,113)
                                                                                  --------  -------  -------
                                                                                  --------  -------  -------
ACCUMULATED TRANSLATION ADJUSTMENTS:
  Balance at beginning of period................................................  $   (541) $  (589) $  (257)
  Translation adjustments.......................................................       592       48     (332)
                                                                                  --------  -------  -------
    Balance at end of period....................................................  $     51  $  (541) $  (589)
                                                                                  --------  -------  -------
                                                                                  --------  -------  -------
RETAINED EARNINGS:
  Balance at beginning of period................................................  $100,386  $76,354  $65,898
  Repurchases of common stock -- excess over par value..........................    (2,989)  (2,085)  (1,267)
  Net income....................................................................    40,298   26,117   11,723
                                                                                  --------  -------  -------
    Balance at end of period....................................................  $137,695  $100,386 $76,354
                                                                                  --------  -------  -------
                                                                                  --------  -------  -------

     1994 and 1993 amounts have been restated to retroactively reflect the two-for-one stock split effected in the form of a stock dividend in August 1994.

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                  ------------------------------
                                                                                    1995       1994       1993
                                                                                  ---------  ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................................................  $  40,298  $  26,117  $ 11,723
    Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization of intangible assets.........................................      4,767      4,584     4,251
      Depreciation expense......................................................      3,564      2,673     2,383
      Provision for deferred income taxes.......................................       (683)     1,096     1,136
    Changes in assets and liabilities, net of effects of acquisitions:
      Increase in accounts receivable...........................................    (24,289)   (18,292)  (10,481)
      Increase in accounts payable, accrued expenses and accrued payroll
       costs....................................................................     15,106      5,795     4,158
      Increase in income taxes payable..........................................      2,976        389     2,553
      Change in other assets, net of change in other liabilities................        432      2,997      (806)
                                                                                  ---------  ---------  --------
    Total adjustments...........................................................      1,873       (758)    3,194
                                                                                  ---------  ---------  --------
  Net cash and cash equivalents provided by operating activities................     42,171     25,359    14,917
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired............................................     (1,024)    (4,406)  (11,141)
  Capital expenditures..........................................................     (8,417)    (4,768)   (2,340)
                                                                                  ---------  ---------  --------
  Net cash and cash equivalents used in investing activities....................     (9,441)    (9,174)  (13,481)
CASH FLOWS USED IN FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net...................................         --     12,589        --
  Borrowings under credit agreement.............................................         --    104,900   138,900
  Repayments under credit agreement.............................................         --   (135,200) (144,200)
  Repurchases of convertible debentures.........................................         --         --      (305)
  Principal payments on notes payable and other indebtedness....................     (1,289)      (384)   (1,170)
  Proceeds and tax benefits from exercise of stock options and restricted stock
   releases.....................................................................     10,256      4,919     7,938
  Repurchases of common stock and common stock equivalents......................     (2,989)    (2,144)   (1,386)
                                                                                  ---------  ---------  --------
  Net cash and cash equivalents provided by (used in) financing activities......      5,978    (15,320)     (223)
                                                                                  ---------  ---------  --------
  Net increase in cash and cash equivalents.....................................     38,708        865     1,213
  Cash and cash equivalents at beginning of period..............................      2,638      1,773       560
                                                                                  ---------  ---------  --------
  Cash and cash equivalents at end of period....................................  $  41,346  $   2,638  $  1,773
                                                                                  ---------  ---------  --------
                                                                                  ---------  ---------  --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest......................................................................  $     405  $   1,420  $  4,256
  Income taxes..................................................................  $  21,853  $  14,609  $  4,568
Acquisitions:
  Fair value of assets acquired --
    Intangible assets...........................................................  $   4,697  $   5,452  $ 12,650
    Other.......................................................................        753      1,694     2,506
  Liabilities assumed --
    Notes payable and contracts.................................................     (2,800)    (2,158)     (101)
    Other.......................................................................     (1,626)      (582)   (2,454)
  Common stock issued...........................................................         --         --    (1,460)
                                                                                  ---------  ---------  --------
  Cash paid, net of cash acquired...............................................  $   1,024  $   4,406  $ 11,141
                                                                                  ---------  ---------  --------
                                                                                  ---------  ---------  --------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS. Robert Half International Inc. (the "Company") provides specialized staffing services through such divisions as Accountemps-Registered Trademark-, Robert Half-Registered Trademark-, OfficeTeam-Registered Trademark- and RHI Consulting-Registered Trademark-. The Company, through its Accountemps and Robert Half divisions, is the world's largest specialized provider of temporary and permanent personnel in the fields of accounting and finance. OfficeTeam specializes in skilled temporary administrative personnel and RHI Consulting provides contract information technology professionals. Revenues are predominantly from temporary services. The Company operates in the United States, Canada and Europe. The Company is a Delaware corporation.

    PRINCIPLES OF CONSOLIDATION. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances have been eliminated. Certain reclassifications have been made to the 1994 and 1993 financial statements to conform to the 1995 presentation.

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

    CASH  AND  CASH  EQUIVALENTS.    The  Company  considers  all  highly liquid
investments with an original maturity of three months or less as cash equivalents.

    INTANGIBLE ASSETS. Intangible assets represent the cost of acquired companies in excess of the fair market value of their net tangible assets at acquisition date, and are being amortized on a straight-line basis over a period of 40 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets exists at December 31, 1995.

    INCOME TAXES. Deferred taxes are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate.

    FOREIGN CURRENCY TRANSLATION. The results of operations of the Company's foreign subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company's foreign subsidiaries are translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as part of Stockholders' Equity. Gains and losses resulting from foreign currency transactions are included in the Consolidated Statements of Income.

    USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

NOTE B -- ACQUISITIONS
    In July 1986, the Company acquired all of the outstanding stock of Robert Half Incorporated, the franchisor of the Accountemps and Robert Half operations. Subsequently, in 61 separate transactions the Company acquired all of the outstanding stock of certain corporations operating Accountemps and

Robert Half franchised offices in the United States, the United Kingdom and Canada as well as other personnel services businesses. The Company has paid approximately $196 million in cash, stock, notes and other indebtedness in these acquisitions, excluding transaction costs and cash acquired.

    These acquisitions were accounted for as purchases, and the excess of cost over the fair market value of the net tangible assets acquired is being amortized over 40 years using the straight-line method. Results of operations of the acquired companies are included in the Consolidated Statements of Income from the dates of acquisition. The acquisitions made during 1995 and 1994 had no material pro forma impact on the results of operations.

NOTE C -- NOTES PAYABLE AND OTHER INDEBTEDNESS
    The Company issued promissory notes as well as other forms of indebtedness in connection with certain acquisitions. These are due in varying installments, carry varying interest rates and in aggregate amounted to $5,725,000 at December 31, 1995 and $4,214,000 at December 31, 1994. At December 31, 1995, $1,350,000
of the notes was secured by a standby letter of credit (see Note D). The following table shows the schedule of maturities for notes payable and other indebtedness at December 31, 1995 (in thousands):

1996.......................................................................  $4,239
1997.......................................................................     764
1998.......................................................................     464
1999.......................................................................      15
2000.......................................................................      16
Thereafter.................................................................     227
                                                                             ------
                                                                             $5,725
                                                                             ------
                                                                             ------

    At December 31, 1995, all of the notes carried fixed rates of interest ranging from 4.1% to 13.3%. The weighted average interest rate for the above was approximately 7.3%, 8.2% and 11.1% for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE D -- BANK LOAN (REVOLVING CREDIT)
    The bank loan is an unsecured credit facility which provides a line of credit of up to $80,000,000, which is available to fund the Company's general business and working capital needs, including acquisitions and the purchase of the Company's common stock, and to cover the issuance of debt support standby letters of credit up to $15,000,000.

    As of December 31, 1995 and 1994, the Company had no borrowings on the line of credit outstanding and had used $3,408,000 and $3,358,000 in debt support standby letters of credit, respectively. There is a commitment fee on the unused portion of the entire credit facility of .25%. The loan is subject to certain financial covenants which also affect the interest rates charged.

    The credit facility has the following scheduled reduction in availability (in thousands):

1996.......................................................................  $ 5,000
1997.......................................................................  $15,000
1998.......................................................................  $15,000
1999.......................................................................  $15,000
2000.......................................................................  $15,000
2001.......................................................................  $15,000

    The final maturity date for the credit facility is August 31, 2001.

NOTE E -- CURRENT LIABILITIES
    Other current liabilities included in accrued payroll costs consist of the following at December 31, 1995 and 1994 (in thousands):

                                                                                   1995       1994
                                                                                 ---------  ---------
Accrued payroll and bonus......................................................  $  15,856  $   9,960
Accrued workers compensation and other benefits................................     11,182      3,731
Accrued payroll taxes..........................................................      6,815      5,442
                                                                                 ---------  ---------
                                                                                 $  33,853  $  19,133
                                                                                 ---------  ---------
                                                                                 ---------  ---------

NOTE F -- CONVERTIBLE SUBORDINATED DEBENTURES
    On August 6, 1987, the Company issued $74,750,000 of 7.25% Convertible Subordinated Debentures (the "Convertible Debentures"). Prior to 1993, all but $22,745,000 of the Convertible Debentures were repurchased by the Company pursuant to its repurchase program. The Convertible Debentures were unsecured obligations of the Company with an original maturity date of August 1, 2012. Interest was payable semi-annually as of February 1 and August 1 of each year to the registered holders as of the preceding January 15 and July 15, respectively. The Convertible Debentures were redeemable at the Company's option at any time on or after August 1, 1990, at declining redemption prices.

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

NOTE G -- STOCKHOLDERS' EQUITY
    On June 27, 1994, the stockholders of the Company voted to amend the certificate of incorporation to increase the number of authorized shares of the Company's common stock from 30,000,000 to 100,000,000 shares and the number of authorized shares of the Company's preferred stock from 500,000 to 5,000,000. The stockholders of the Company also authorized a reduction in par value from $1 per share to $.001 per share on both classes of shares.

    In August 1994, the Company effected a two-for-one stock split in the form of a stock dividend. 1994 and 1993 share and per share amounts have been restated to retroactively reflect the two-for-one stock split.

    In November 1994, the Company issued 633,555 shares of its common stock at a price of $21.25 per share. The net proceeds from the sale of shares (after deducting issuance costs of approximately $355,000 and a 4% underwriter's discount) were approximately $12.6 million.

NOTE H -- INCOME TAXES

The provisions for income taxes for the years ended December 31, 1995, 1994 and 1993 consisted of the following (in thousands):

                                                                              YEARS ENDED DECEMBER 31,
                                                                              -------------------------
                                                                               1995      1994     1993
                                                                              -------   ------   ------
Current:
  Federal..................................................................   $22,061   $14,072  $6,995
  State....................................................................     4,728    3,155    1,604
  Foreign..................................................................     1,835      767       99
Deferred -- principally domestic...........................................       167    1,096    1,136
                                                                              -------   ------   ------
                                                                              $28,791   $19,090  $9,834
                                                                              -------   ------   ------
                                                                              -------   ------   ------

    The income taxes shown above varied from the statutory federal income tax rates for these periods as follows:

                                                      YEARS ENDED DECEMBER
                                                               31,
                                                     -----------------------
                                                     1995     1994     1993
                                                     -----    -----    -----
Federal U.S. income tax rate......................    35.0%    35.0%    35.0%
State income taxes, net of federal tax benefit....     4.5      4.7      5.5
Amortization of intangible assets.................     1.5      2.0      4.1
Other, net........................................      .7       .5      1.0
                                                     -----    -----    -----
Effective tax rate................................    41.7%    42.2%    45.6%
                                                     -----    -----    -----
                                                     -----    -----    -----

    The deferred portion of the tax provisions consisted of the following (in thousands):

                                                     YEARS ENDED DECEMBER 31,
                                                     ------------------------
                                                      1995     1994     1993
                                                     ------   ------   ------
Amortization of franchise rights..................   $1,650   $1,629   $1,484
Accrued expenses, deducted for tax when paid......   (2,068)    (524)    (137)
Other, net........................................     (265)      (9)    (211)
                                                     ------   ------   ------
                                                     $ (683)  $1,096   $1,136
                                                     ------   ------   ------
                                                     ------   ------   ------

    The net deferred income tax liability shown on the balance sheet is comprised of the following (in thousands):

                                                       DECEMBER 31,
                                                    -------------------
                                                      1995       1994
                                                    --------   --------
Deferred income tax assets........................  $(1,304)   $  (883)
Deferred income tax liabilities...................   17,148     18,889
                                                    --------   --------
                                                    $15,844    $18,006
                                                    --------   --------
                                                    --------   --------

    No valuation allowances against deferred tax assets were required for the years ended December 31, 1995 and 1994.

    The components of the net deferred income tax liability at December 31, 1995 and 1994, were as follows (in thousands):

                                                       DECEMBER 31,
                                                    -------------------
                                                      1995       1994
                                                    --------   --------
Amortization of intangible assets.................  $16,216    $17,427
Foreign taxes.....................................      200        775
Other.............................................     (572)      (196)
                                                    --------   --------
                                                    $15,844    $18,006
                                                    --------   --------
                                                    --------   --------

NOTE I -- COMMITMENTS
    Rental expense, primarily for office premises, amounted to $11,027,000, $9,183,000 and $8,457,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The approximate minimum rental commitments for 1996 and thereafter under non-cancelable leases in effect at December 31, 1995, are as follows (in thousands):

1996.......................................................................  $10,547
1997.......................................................................   9,536
1998.......................................................................   8,145
1999.......................................................................   6,295
2000.......................................................................   3,274
Thereafter.................................................................   5,209

NOTE J -- STOCK PLANS
    Under various stock plans, officers, employees and outside directors may receive grants of restricted stock or options to purchase common stock. Grants are made at the discretion of the Compensation Committee of the Board of Directors. Grants vest between four to seven years.

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

    As of December 31, 1995, the total number of available shares to grant under the plans (consisting of either restricted stock or options) was 559,714.

    The following table reflects activity under all stock plans from January 1, 1993 through December 31, 1995, and the exercise prices:

                                                                                                         STOCK OPTION PLANS
                                                                                                     --------------------------
                                                                                       RESTRICTED    NUMBER OF   EXERCISE PRICE
                                                                                       STOCK PLANS     SHARES      PER SHARE
                                                                                       -----------   ----------  --------------
Outstanding, January 1, 1993.........................................................      466,300    2,921,808  $ 3.55 -  9.42
  Granted............................................................................      142,938    1,415,942  $ 6.17 - 12.63
  Exercised..........................................................................           --   (1,085,032) $ 3.76 -  8.07
  Restrictions lapsed................................................................      (99,959)          --              --
  Forfeited..........................................................................      (57,678)    (310,218) $ 4.31 - 10.73
                                                                                       -----------   ----------  --------------
Outstanding, December 31, 1993.......................................................      451,601    2,942,500  $ 3.55 - 12.63
  Granted............................................................................      344,814      836,884  $15.00 - 24.00
  Exercised..........................................................................           --     (463,515) $ 4.31 - 11.50
  Restrictions lapsed................................................................     (156,100)          --              --
  Forfeited..........................................................................      (13,647)    (182,808) $ 4.31 - 12.63
                                                                                       -----------   ----------  --------------
Outstanding, December 31, 1994.......................................................      626,668    3,133,061  $ 3.55 - 24.00
  Granted............................................................................      248,392      690,631  $21.00 - 41.875
                                                                                                                 $     19.625 -
  Exercised..........................................................................           --     (620,407)         41.875
  Restrictions lapsed................................................................     (187,771)          --              --
  Forfeited..........................................................................      (14,282)    (180,669) $4.305 - 41.875
                                                                                       -----------   ----------  --------------
Outstanding, December 31, 1995.......................................................      673,007    3,022,616  $3.55 - 41.875
                                                                                       -----------   ----------  --------------
                                                                                       -----------   ----------  --------------

    As of December 31, 1995, an aggregate of 1,208,798 options to purchase common stock were vested.

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

NOTE L -- INCOME PER SHARE
    Income per fully diluted share has been computed using the weighted average number of shares of fully diluted common stock and common stock equivalents outstanding during each period (29,708,000, 28,484,000 and 25,260,000 shares for the years ending December 31, 1995, 1994 and 1993, respectively). An assumed conversion of the Convertible Debentures was not dilutive to income per share in 1993 (see Note E).

NOTE M -- QUARTERLY FINANCIAL DATA (UNAUDITED)
    The following tabulation shows certain quarterly financial data for 1995 and 1994 (in thousands, except per share amounts):

                                                                             QUARTER
                                                              -------------------------------------
1995                                                             1        2         3         4        YEAR
                                                              -------  --------  --------  --------  --------

Net service revenues........................................  $144,739 $148,570  $159,303  $175,914  $628,526
Gross margin................................................   56,039    57,732    62,196    68,110   244,077
Income before income taxes..................................   15,502    16,053    17,865    19,669    69,089
Net income..................................................    9,005     9,350    10,463    11,480    40,298
Net income per share........................................      .31       .32       .35       .38      1.36


                                                                             QUARTER
                                                              -------------------------------------
1994                                                             1        2         3         4        YEAR
                                                              -------  --------  --------  --------  --------

Net service revenues........................................  $99,896  $106,514  $114,903  $125,015  $446,328
Gross margin................................................   38,624    41,369    44,644    48,364   173,001
Income before income taxes..................................    9,826    10,848    11,666    12,867    45,207
Net income..................................................    5,604     6,273     6,742     7,498    26,117
Net income per share........................................      .20       .22       .24       .26       .92

NOTE N -- SEGMENT REPORTING
    Information about the Company's operations in different geographic locations for each of the three years in the period ended December 31, 1995, is shown below. The Company's areas of operations outside of the United States include Canada, the United Kingdom, Belgium, France and the Netherlands. Revenues represent total net revenues from the respective geographic areas. Operating income is net revenues less operating costs and expenses pertaining to specific geographic areas. Foreign operating income reflects charges for U.S. management fees and amortization of intangible assets of $992,000, $956,000 and $917,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Domestic operating income reflects charges for amortization of intangibles of $4,307,000, $4,137,000 and $3,841,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Identifiable assets are those assets used in the geographic areas and are after elimination of intercompany balances.

                                                      YEARS ENDED DECEMBER 31,
                                                    ----------------------------
                                                      1995      1994      1993
                                                    --------  --------  --------
                                                           (IN THOUSANDS)
Revenues
  Domestic........................................  $564,564  $404,852  $280,266
  Foreign.........................................    63,962    41,476    25,900
                                                    --------  --------  --------
                                                    $628,526  $446,328  $306,166
                                                    --------  --------  --------
                                                    --------  --------  --------
Operating Income
  Domestic........................................  $ 63,861  $ 44,700  $ 26,294
  Foreign.........................................     4,765     2,077      (745)
                                                    --------  --------  --------
                                                    $ 68,626  $ 46,777  $ 25,549
                                                    --------  --------  --------
                                                    --------  --------  --------
Assets
  Domestic........................................  $267,487  $200,329  $180,778
  Foreign.........................................    33,653    27,432    23,820
                                                    --------  --------  --------
                                                    $301,140  $227,761  $204,598
                                                    --------  --------  --------
                                                    --------  --------  --------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND THE BOARD OF DIRECTORS
OF ROBERT HALF INTERNATIONAL INC.:

    We have audited the accompanying consolidated statements of financial position of Robert Half International Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robert Half International Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                             ARTHUR ANDERSEN LLP

San Francisco, California
January 26, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    The information required by Items 10 through 13 of Part III is incorporated by reference from the registrant's Proxy Statement, under the captions "NOMINATION AND ELECTION OF DIRECTORS," "BENEFICIAL STOCK OWNERSHIP," "COMPENSATION OF DIRECTORS," "COMPENSATION OF EXECUTIVE OFFICERS" AND "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION AND CERTAIN TRANSACTIONS," which Proxy Statement will be mailed to stockholders in connection with the registrant's annual meeting of stockholders which is scheduled to be held in May 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1.  FINANCIAL STATEMENTS

    The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

        Consolidated statements of financial position at December 31, 1995 and 1994.

        Consolidated statements of income for the years ended December 31, 1995, 1994 and 1993.

        Consolidated statements of stockholders' equity for the years ended December 31, 1995, 1994 and 1993.

        Consolidated statements of cash flows for the years ended December 31, 1995, 1994 and 1993.

        Notes to consolidated financial statements.

    Report of independent public accountants.

    Selected quarterly financial data for the years ended December 31, 1995 and 1994 are set forth in Note M - Quarterly Financial Data (Unaudited) included in Item 8 of this report.

    2.  FINANCIAL STATEMENT SCHEDULES

        Schedules I through V have been omitted as they are not applicable.

    3.  EXHIBITS

EXHIBIT
  NO.                                     EXHIBIT
------- ---------------------------------------------------------------------------
  3.1   Restated Certificate of Incorporation, incorporated by reference to Exhibit
        3.1  to Registrant's Quarterly  Report on Form 10-Q  for the fiscal quarter ended June 30, 1994.
  3.2   By-Laws, incorporated  by  reference to  Exhibit  3.2 to  the  Registrant's
        Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994.
  4.1   Indenture dated as of October 1, 1972, as amended, between IDS Realty Trust and  First  National  Bank  of Minneapolis,  incorporated  by  reference to
        Exhibits 6(t)  and 6(v)  to the  Form S-14  Registration Statement  of  the
        Registrant  (formerly known as  Boothe Interim Corporation)  filed with the
        Securities and Exchange Commission on December 31, 1979.
  4.2   Restated Certificate of Incorporation of Registrant (filed as Exhibit 3.1).

EXHIBIT
  NO.                                     EXHIBIT
------- ---------------------------------------------------------------------------
  4.3   Rights Agreement, dated  as of July  23, 1990, between  the Registrant  and
        Manufacturers   Hanover  Trust  Company   of  California,  incorporated  by
        reference to (i) Exhibit  1 to the  Registrant's Registration Statement  on
        Form  8-A  for  its  Preferred Share  Purchase  Rights,  which Registration
        Statement was filed with the Commission on July 30, 1990, (ii) Exhibit 19.1 to the Registrant's Quarterly  Report on Form 10-Q  for the fiscal  quarter ended  September 30,  1990 and (iii)  Exhibit 3 to  Registrant's Form 8-A/A
        Amendment No. 2 filed on December 2, 1993.
 10.1   Credit Agreement  dated  as of  November  1, 1993,  among  the  Registrant,
        NationsBank  of North Carolina, N.A. and Bank of America National Trust and
        Savings Association. The Second Amendment to the Credit Agreement is  filed with this Annual Report on Form 10-K for the fiscal year ended December 31,
        1995.  The original  Credit Agreement and  the First  Amendment thereto are incorporated by  reference  to Exhibit  10  to the  Registrant's  Quarterly
        Report  on Form 10-Q  for the fiscal  quarter ended September  30, 1993 and
        Exhibit 10.1 to  the Registrant's  Quarterly Report  on Form  10-Q for  the
        fiscal quarter ended June 30, 1995.
 10.2   Reorganization  and Distribution  Agreement between  the Registrant  and BF
        Enterprises,  Inc.,   incorporated  by   reference  to   Exhibit  10.9   to
        Registrant's Registration Statement on Form S-1 (No. 33-15171).
 10.3   Agreement  of Assignment and Assumption of Rights and Obligations under the
        Indenture between the Registrant and BF Enterprises, Inc., incorporated  by reference  to Exhibit 10.10 to the  Registrant's Annual Report on Form 10-K
        for the fiscal year ended December 31, 1987.
 10.4   Assumption of Obligations  and Liabilities  between the  Registrant and  BF
        Enterprises,  Inc.,  incorporated  by  reference to  Exhibit  10.11  to the
        Registrant's Annual Report on Form 10-K for the fiscal year ended  December
        31, 1987.
 10.5   Pledge  and Security Agreement  between the Registrant  and BF Enterprises,
        Inc.,  incorporated  by   reference  to  Exhibit   10.10  to   Registrant's
        Registration Statement on Form S-1 (No. 33-15171).
 10.6   Tax  Sharing  Agreement between  the Registrant  and BF  Enterprises, Inc., incorporated by  reference to  Exhibit 10.11  to Registrant's  Registration
        Statement on Form S-1 (No. 33-15171).
*10.7   Employment  Agreement dated as  of October 2,  1985, between the Registrant and Harold M. Messmer, Jr. The Tenth Amendment to the Employment  Agreement
        is  filed with this  Annual Report on  Form 10-K for  the fiscal year ended
        December 31, 1995.  The original  Employment Agreement and  the first  nine amendments  thereto are incorporated by reference  to (i) Exhibit 10.(c) to the Registrant's  Annual Report  on Form  10-K for  the fiscal  year  ended
        December  31,  1985,  (ii)  Exhibit  10.2(b)  to  Registrant's Registration
        Statement on  Form  S-1  (No.  33-15171),  (iii)  Exhibit  10.2(c)  to  the
        Registrant's  Annual Report on Form 10-K for the fiscal year ended December
        31, 1987, (iv) Exhibit  10.2(d) to the Registrant's  Annual Report on  Form
        10-K  for the fiscal year ended December  31, 1988, (v) Exhibit 28.1 to the
        Registrant's Quarterly Report  on Form  10-Q for the  fiscal quarter  ended
        March 31, 1990, (vi) Exhibit 10.8 to the Registrant's Annual Report on Form
        10-K for the fiscal year ended December 31, 1991, (vii) Exhibit 10.1 to the
        Registrant's  Quarterly Report  on Form 10-Q  for the  fiscal quarter ended
        June 30, 1993,  (viii) Exhibit 10.7  to the Registrant's  Annual Report  on
        Form 10-K for the fiscal year ended December 31, 1993 and (ix) Exhibit 10.1 to  the Registrant's Quarterly  Report on Form 10-Q  for the fiscal quarter ended March 31, 1995.
*10.8   Key Executive  Retirement Plan  - Level  II, incorporated  by reference  to
        Exhibit  10.(f) to Registrant's  Annual Report on Form  10-K for the fiscal year ended December  31, 1985  and Exhibit 19.2  to Registrant's  Quarterly
        Report on Form 10-Q for the fiscal quarter ended June 30, 1991.

EXHIBIT
  NO.                                     EXHIBIT
------- ---------------------------------------------------------------------------
*10.9   Key  Executive Retirement Plan - Level  II Agreement between the Registrant and Harold M. Messmer, Jr. The Eighth Amendment to the Retirement Agreement
        is filed with this  Annual Report on  form 10-K for  the fiscal year  ended
        December  31, 1995. The  original Retirement Agreement  and the first seven amendments thereto are incorporated by reference to (i) Exhibit 10.5 to the
        Registrant's Annual Report on Form 10-K for the fiscal year ended  December
        31,  1988, (ii) Exhibit 19.3 to  Registrant's Quarterly Report on Form 10-Q
        for the fiscal  quarter ended  June 30, 1991,  (iii) Exhibit  10.10 to  the
        Registrant's  Annual Report on Form 10-K for the fiscal year ended December
        31, 1992, (iv) Exhibit  10.2 to the Registrant's  Quarterly Report on  Form
        10-Q  for the fiscal quarter  ended June 30, 1993,  (v) Exhibit 10.9 to the
        Registrant's Annual Report on Form 10-K for the fiscal year ended  December
        31, 1993 and (vi) Exhibit 10.2 to the Registrant's Quarterly Report on Form
        10-Q for the fiscal quarter ended March 31, 1995.
*10.10  1985  Stock Option Plan,  as amended, incorporated  by reference to Exhibit
        10.7 to the  Registrant's Annual Report  on Form 10-K  for the fiscal  year ended  December 31,  1988 and  Exhibit 10.1  to the  Registrant's Quarterly
        Report on Form 10-Q for the fiscal quarter ended September 30, 1994.
*10.11  Non-Employee Directors' Option Plan,  incorporated by reference to  Exhibit
        10.(j)  to the Registrant's Annual Report on  Form 10-K for the fiscal year ended December  31, 1986  and Exhibit  10.6 to  the Registrant's  Quarterly
        Report on Form 10-Q for the fiscal quarter ended September 30, 1994.
*10.12  Outside Directors' Option Plan.
*10.13  1989  Restricted  Stock  Plan,  as amended,  incorporated  by  reference to
        Exhibit 10.3 to  the Registrant's  Quarterly Report  on Form  10-Q for  the
        fiscal quarter ended September 30, 1994.
*10.14  StockPlus Plan, as amended.
*10.15  1993 Incentive Plan.
*10.16  Deferred  Compensation Plan, incorporated by  reference to Exhibit 10.24 to the Registrant's  Annual Report  on Form  10-K for  the fiscal  year  ended
        December 31, 1989.
*10.17  Annual  Performance Bonus Plan, incorporated  by reference to Exhibit 10.17 to the Registrant's Annual  Report on Form 10-K  for the fiscal year  ended
        December 31, 1993.
*10.18  Form of Severance Agreement, incorporated by reference to (i) Exhibit 10.26 to  the Registrant's Annual Report  on Form 10-K for  the fiscal year ended
        December 31,  1989 and  (ii)  Exhibit 19.2  to the  Registrant's  Quarterly
        Report on Form 10-Q for the fiscal quarter ended September 30, 1990.
*10.19  Form   of  Indemnification  Agreement  for  Directors  of  the  Registrant,
        incorporated by reference to (i)  Exhibit 10.27 to the Registrant's  Annual
        Report  on Form 10-K for  the fiscal year ended  December 31, 1989 and (ii)
        Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
*10.20  Form of  Indemnification Agreement  for Executive  Officers of  Registrant,
        incorporated  by  reference to  Exhibit  10.28 to  the  Registrant's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1989.
*10.21  Senior Executive Retirement Plan.
 11     Statement re computation of per share earnings.
 21     Subsidiaries of the Registrant.
 23     Accountants' Consent.
 27     Financial Data Schedule.

------------------------
* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b) Reports on Form 8-K

            The Registrant did not file any reports on Form 8-K during the fiscal quarter ending December 31, 1995.

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

Date: March 25, 1996                      By:        /S/ M. KEITH WADDELL

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

Date: March 25, 1996                                By:        /S/ HAROLD M. MESSMER, JR.
                                                  ------------------------------------------
                                                            Harold M. Messmer, Jr.
                                                   Chairman of the Board, President, Chief
                                                              Executive Officer,
                                                                and a Director
                                                        (Principal Executive Officer)

Date: March 25, 1996                                By:         /S/ ANDREW S. BERWICK, JR.
                                                  ------------------------------------------
                                                       Andrew S. Berwick, Jr., Director

Date: March 25, 1996                                 By:          /S/ FREDERICK P. FURTH
                                                  ------------------------------------------
                                                         Frederick P. Furth, Director

Date: March 25, 1996                                  By:          /S/ EDWARD W. GIBBONS
                                                  ------------------------------------------
                                                         Edward W. Gibbons, Director

Date: March 25, 1996                                 By:         /S/ FREDERICK A. RICHMAN
                                                  ------------------------------------------
                                                        Frederick A. Richman, Director

Date: March 25, 1996                                  By:            /S/ THOMAS J. RYAN
                                                  ------------------------------------------
                                                           Thomas J. Ryan, Director

Date: March 25, 1996                                 By:           /S/ J. STEPHEN SCHAUB
                                                  ------------------------------------------
                                                         J. Stephen Schaub, Director

Date: March 25, 1996                                  By:           /S/ M. KEITH WADDELL
                                                  ------------------------------------------
                                                               M. Keith Waddell
                                                    Senior Vice President, Chief Financial
                                                            Officer and Treasurer
                                                        (Principal Financial Officer)

Date: March 25, 1996                                 By:          /S/ BARBARA J. FORSBERG
                                                  ------------------------------------------
                                                             Barbara J. Forsberg
                                                        Vice President and Controller
                                                        (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT                                                                               PAGE
NUMBER                            DESCRIPTION OF DOCUMENT                            NUMBER
------- ---------------------------------------------------------------------------  ------
  3.1   Restated Certificate of Incorporation, incorporated by reference to Exhibit
        3.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994.
  3.2   By-Laws, incorporated by reference to Exhibit 3.2 to the Registrant's
        Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994.
  4.1   Indenture dated as of October 1, 1972, as amended, between IDS Realty Trust and First National Bank of Minneapolis, incorporated by reference to
        Exhibits 6(t) and 6(v) to the Form S-14 Registration Statement of the
        Registrant (formerly known as Boothe Interim Corporation) filed with the
        Securities and Exchange Commission on December 31, 1979.
  4.2   Restated Certificate of Incorporation of Registrant (filed as Exhibit 3.1).
  4.3   Rights Agreement, dated as of July 23, 1990, between the Registrant and
        Manufacturers Hanover Trust Company of California, incorporated by reference to (i) Exhibit 1 to the Registrant's Registration Statement on
        Form 8-A for its Preferred Share Purchase Rights, which Registration
        Statement was filed with the Commission on July 30, 1990, (ii) Exhibit 19.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1990 and (iii) Exhibit 3 to Registrant's Form 8-A/A
        Amendment No. 2 filed on December 2, 1993.
 10.1   Credit Agreement dated as of November 1, 1993, among the Registrant,
        NationsBank of North Carolina, N.A. and Bank of America National Trust and
        Savings Association. The Second Amendment to the Credit Agreement is filed with this Annual Report on Form 10-K for the fiscal year ended December 31,
        1995. The original Credit Agreement and the First Amendment thereto are incorporated by reference to Exhibit 10 to the Registrant's Quarterly
        Report on Form 10-Q for the fiscal quarter ended September 30, 1993 and
        Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the
        fiscal quarter ended June 30, 1995.
 10.2   Reorganization and Distribution Agreement between the Registrant and BF
        Enterprises, Inc., incorporated by reference to Exhibit 10.9 to
        Registrant's Registration Statement on Form S-1 (No. 33-15171).
 10.3   Agreement of Assignment and Assumption of Rights and Obligations under the
        Indenture between the Registrant and BF Enterprises, Inc., incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K
        for the fiscal year ended December 31, 1987.
 10.4   Assumption of Obligations and Liabilities between the Registrant and BF
        Enterprises, Inc., incorporated by reference to Exhibit 10.11 to the
        Registrant's Annual Report on Form 10-K for the fiscal year ended December
        31, 1987.
 10.5   Pledge and Security Agreement between the Registrant and BF Enterprises,
        Inc., incorporated by reference to Exhibit 10.10 to Registrant's
        Registration Statement on Form S-1 (No. 33-15171).
 10.6   Tax Sharing Agreement between the Registrant and BF Enterprises, Inc., incorporated by reference to Exhibit 10.11 to Registrant's Registration
        Statement on Form S-1 (No. 33-15171).

EXHIBIT                                                                               PAGE
NUMBER                            DESCRIPTION OF DOCUMENT                            NUMBER
------- ---------------------------------------------------------------------------  ------
*10.7   Employment Agreement dated as of October 2, 1985, between the Registrant and Harold M. Messmer, Jr. The Tenth Amendment to the Employment Agreement
        is filed with this Annual Report on Form 10-K for the fiscal year ended
        December 31, 1995. The original Employment Agreement and the first nine amendments thereto are incorporated by reference to (i) Exhibit 10.(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1985, (ii) Exhibit 10.2(b) to Registrant's Registration
        Statement on Form S-1 (No. 33-15171), (iii) Exhibit 10.2(c) to the
        Registrant's Annual Report on Form 10-K for the fiscal year ended December
        31, 1987, (iv) Exhibit 10.2(d) to the Registrant's Annual Report on Form
        10-K for the fiscal year ended December 31, 1988, (v) Exhibit 28.1 to the
        Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
        March 31, 1990, (vi) Exhibit 10.8 to the Registrant's Annual Report on Form
        10-K for the fiscal year ended December 31, 1991, (vii) Exhibit 10.1 to the
        Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
        June 30, 1993, (viii) Exhibit 10.7 to the Registrant's Annual Report on
        Form 10-K for the fiscal year ended December 31, 1993 and (ix) Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995.
*10.8   Key Executive Retirement Plan - Level II, incorporated by reference to
        Exhibit 10.(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985 and Exhibit 19.2 to Registrant's Quarterly
        Report on Form 10-Q for the fiscal quarter ended June 30, 1991.
*10.9   Key Executive Retirement Plan - Level II Agreement between the Registrant and Harold M. Messmer, Jr. The Eighth Amendment to the Retirement Agreement
        is filed with this Annual Report on form 10-K for the fiscal year ended
        December 31, 1995. The original Retirement Agreement and the first seven amendments thereto are incorporated by reference to (i) Exhibit 10.5 to the
        Registrant's Annual Report on Form 10-K for the fiscal year ended December
        31, 1988, (ii) Exhibit 19.3 to Registrant's Quarterly Report on Form 10-Q
        for the fiscal quarter ended June 30, 1991, (iii) Exhibit 10.10 to the
        Registrant's Annual Report on Form 10-K for the fiscal year ended December
        31, 1992, (iv) Exhibit 10.2 to the Registrant's Quarterly Report on Form
        10-Q for the fiscal quarter ended June 30, 1993, (v) Exhibit 10.9 to the
        Registrant's Annual Report on Form 10-K for the fiscal year ended December
        31, 1993 and (vi) Exhibit 10.2 to the Registrant's Quarterly Report on Form
        10-Q for the fiscal quarter ended March 31, 1995.
*10.10  1985 Stock Option Plan, as amended, incorporated by reference to Exhibit
        10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and Exhibit 10.1 to the Registrant's Quarterly
        Report on Form 10-Q for the fiscal quarter ended September 30, 1994.
*10.11  Non-Employee Directors' Option Plan, incorporated by reference to Exhibit
        10.(j) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 and Exhibit 10.6 to the Registrant's Quarterly
        Report on Form 10-Q for the fiscal quarter ended September 30, 1994.
*10.12  Outside Directors' Option Plan.
*10.13  1989 Restricted Stock Plan, as amended, incorporated by reference to
        Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the
        fiscal quarter ended September 30, 1994.

EXHIBIT                                                                               PAGE
NUMBER                            DESCRIPTION OF DOCUMENT                            NUMBER
------- ---------------------------------------------------------------------------  ------
*10.14  StockPlus Plan, as amended.
*10.15  1993 Incentive Plan.
*10.16  Deferred Compensation Plan, incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1989.
*10.17  Annual Performance Bonus Plan, incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1993.
*10.18  Form of Severance Agreement, incorporated by reference to (i) Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1989 and (ii) Exhibit 19.2 to the Registrant's Quarterly
        Report on Form 10-Q for the fiscal quarter ended September 30, 1990.
*10.19  Form of Indemnification Agreement for Directors of the Registrant,
        incorporated by reference to (i) Exhibit 10.27 to the Registrant's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1989 and (ii)
        Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
*10.20  Form of Indemnification Agreement for Executive Officers of Registrant,
        incorporated by reference to Exhibit 10.28 to the Registrant's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1989.
*10.21  Senior Executive Retirement Plan.
 11     Statement re computation of per share earnings.
 21     Subsidiaries of the Registrant.
 23     Accountants' Consent.
 27     Financial Data Schedule.

------------------------
* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.