Form 10-Q
period 1996-03-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 1996-05-13
CIK 315213

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

          (MARK ONE)
             /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                          OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                            OR

             / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1996:

               29,024,851 shares of $.001 par value Common Stock

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    MARCH 31, 1996     DECEMBER 31, 1995
                                                                                  ------------------   -----------------
                                                                                     (UNAUDITED)

ASSETS:
Cash and cash equivalents.......................................................  $          50,165    $         41,346
Accounts receivable, less allowances of $3,392 and $3,067.......................             96,038              84,955
Other current assets............................................................              8,034               7,349
                                                                                         ----------    -----------------
  Total current assets..........................................................            154,237             133,650
Intangible assets, less accumulated amortization of $34,369 and $33,071.........            158,103             155,441
Other assets....................................................................             13,087              12,049
                                                                                         ----------    -----------------
  Total assets..................................................................  $         325,427    $        301,140
                                                                                         ----------    -----------------
                                                                                         ----------    -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable and accrued expenses...........................................  $          12,191    $         12,631
Accrued payroll costs...........................................................             43,240              33,853
Income taxes payable............................................................              7,521               5,157
Current portion of notes payable and other indebtedness.........................              1,003               4,239
                                                                                         ----------    -----------------
  Total current liabilities.....................................................             63,955              55,880
Notes payable and other indebtedness, less current portion......................              1,093               1,486
Deferred income taxes...........................................................             15,877              15,844
                                                                                         ----------    -----------------
  Total liabilities.............................................................             80,925              73,210

STOCKHOLDERS' EQUITY:

  Common stock, $.001 par value, authorized -- 100,000,000 shares; issued and
   outstanding -- 58,102,248 and 57,784,622 shares..............................                 58                  58
  Capital surplus...............................................................            107,041              99,768
  Deferred compensation.........................................................            (12,166)             (9,642)
  Accumulated translation adjustments...........................................               (122)                 51
  Retained earnings.............................................................            149,691             137,695
                                                                                         ----------    -----------------
    Total stockholders' equity..................................................            244,502             227,930
                                                                                         ----------    -----------------
  Total liabilities and stockholders' equity....................................  $         325,427    $        301,140
                                                                                         ----------    -----------------
                                                                                         ----------    -----------------

 All share amounts have been restated to retroactively reflect the two-for-one stock split declared on May 1, 1996.

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                          --------------------
                                                                            1996        1995
                                                                          --------    --------
                                                                              (UNAUDITED)

Net service revenues..................................................    $196,239    $144,739
Direct costs of services, consisting of payroll, payroll taxes and
 insurance costs for temporary employees..............................     119,597      88,700
                                                                          --------    --------
Gross margin..........................................................      76,642      56,039
Selling, general and administrative expenses..........................      53,244      39,285
Amortization of intangible assets.....................................       1,308       1,152
Interest expense (income).............................................        (388)        100
                                                                          --------    --------
Income before income taxes............................................      22,478      15,502
Provision for income taxes............................................       9,239       6,497
                                                                          --------    --------
Net income............................................................    $ 13,239    $  9,005
                                                                          --------    --------
                                                                          --------    --------
Net income per share..................................................    $    .22    $    .15
                                                                          --------    --------
                                                                          --------    --------

     All per share amounts have been restated to retroactively reflect the two-for-one stock split declared on May 1, 1996.

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                  -------------------
                                                                                    1996       1995
                                                                                  --------   --------
                                                                                      (UNAUDITED)
COMMON STOCK:
Balance at beginning of period..................................................  $     58   $     56
Issuance of restricted stock, net -- par value..................................     --             1
Exercise of stock options -- par value..........................................     --         --
Repurchases of common stock -- par value........................................     --         --
                                                                                  --------   --------
Balance at end of period........................................................  $     58   $     57
                                                                                  --------   --------
                                                                                  --------   --------
CAPITAL SURPLUS:
Balance at beginning of period..................................................  $ 99,768   $ 82,627
Issuance of restricted stock, net -- excess over par value......................     3,622      3,289
Exercises of stock options -- excess over par value.............................     1,140        729
Tax benefits from exercises of stock options....................................     2,511        700
                                                                                  --------   --------
Balance at end of period........................................................  $107,041   $ 87,345
                                                                                  --------   --------
                                                                                  --------   --------
DEFERRED COMPENSATION:
Balance at beginning of period..................................................  $ (9,642)  $ (5,533)
Issuance of restricted stock, net...............................................    (3,622)    (3,290)
Amortization of deferred compensation...........................................     1,098        639
                                                                                  --------   --------
Balance at end of period........................................................  $(12,166)  $ (8,184)
                                                                                  --------   --------
                                                                                  --------   --------
ACCUMULATED TRANSLATION ADJUSTMENTS:
Balance at beginning of period..................................................  $     51   $   (541)
Translation adjustments.........................................................      (173)       345
                                                                                  --------   --------
Balance at end of period........................................................  $   (122)  $   (196)
                                                                                  --------   --------
                                                                                  --------   --------
RETAINED EARNINGS:
Balance at beginning of period..................................................  $137,695   $100,386
Repurchases of common stock -- excess over par value............................    (1,243)      (612)
Net income......................................................................    13,239      9,005
                                                                                  --------   --------
Balance at end of period........................................................  $149,691   $108,779
                                                                                  --------   --------
                                                                                  --------   --------

 All share amounts have been restated to retroactively reflect the two-for-one stock split declared on May 1, 1996.

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                    --------------------
                                                                                      1996        1995
                                                                                    --------    --------
                                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income......................................................................    $ 13,239    $  9,005
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of intangible assets.............................................       1,308       1,152
  Depreciation expense..........................................................       1,158         725
  Deferred income taxes.........................................................         827         656
  Changes in assets and liabilities, net of effects of acquisitions:
    Increase in accounts receivable.............................................     (11,083)     (8,328)
    Increase in accounts payable, accrued expenses and accrued payroll costs....       4,898       7,373
    Increase in income tax payable..............................................       2,364       2,654
    Change in other assets, net of change in other liabilities..................        (380)        394
                                                                                    --------    --------
Total adjustments...............................................................        (908)      4,626
                                                                                    --------    --------
Net cash and cash equivalents provided by operating activities..................      12,331      13,631
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures..........................................................      (2,290)     (1,123)
                                                                                    --------    --------
Cash and cash equivalents used in investing activities..........................      (2,290)     (1,123)
CASH FLOWS USED IN FINANCING ACTIVITIES:
  Repurchases of common stock or common stock equivalents.......................      (1,243)       (612)
  Principal payments on notes payable and other indebtedness....................      (3,630)     (1,019)
  Proceeds and tax benefits from exercise of stock options......................       3,651       1,429
                                                                                    --------    --------
Net cash and cash equivalents used in financing activities......................      (1,222)       (202)
                                                                                    --------    --------
Net increase in cash and cash equivalents.......................................       8,819      12,306
Cash and cash equivalents at beginning of period................................      41,346       2,638
                                                                                    --------    --------
Cash and cash equivalents at end of period......................................    $ 50,165    $ 14,944
                                                                                    --------    --------
                                                                                    --------    --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest......................................................................    $    273    $    234
  Income taxes..................................................................    $  4,255    $  2,401

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    PRINCIPLES OF CONSOLIDATION. The Consolidated Financial Statements include the accounts of Robert Half International Inc. (the "Company") and its subsidiaries, all of which are wholly-owned. The company is a Delaware corporation. All significant intercompany balances have been eliminated. Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

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

    The interim results for the three months ended March 31, 1996, and 1995 are not necessarily indicative of the results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

    INTANGIBLE ASSETS. Intangible assets represent the cost of acquired companies in excess of the fair market value of their net tangible assets at the acquisition date, and are being amortized on a straight-line basis over a period of 40 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets exist at March 31, 1996.

    INCOME TAXES. Deferred taxes are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate.

NOTE B -- SUBSEQUENT EVENT
    On May 1, 1996, the Company announced the declaration of a two-for-one stock split in the form of a stock dividend on its common stock. The record date for determining those stockholders entitled to receive the stock dividend will be May 17, 1996. The payment date for the stock dividend will be June 7, 1996. All share and per share amounts have been restated to retroactively reflect the two-for-one stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR EACH OF THE THREE MONTHS ENDED MARCH 31, 1996 AND
1995.

    Net service revenues increased approximately 35.6% during the first quarter of 1996 compared to the same period in 1995. Temporary service revenues increased approximately 36.8% during the three months ended March 31, 1996, relative to the three months ended March 31, 1995. Permanent placement revenues increased 23.5% during the comparable three months ending March 31, 1996 and 1995. The revenue comparisons reflect continued improvement in the demand for the Company's specialized staffing services.

    Gross margin dollars increased 40.8% during the three month period ending March 31, 1996, compared with the corresponding three month period ending March 31, 1995. Gross margin amounts equaled 39.1% and 38.7% of revenue for the three months ended March 31, 1996 and March 31, 1995, respectively.

    Selling, general and administrative expenses were approximately $53 million during the three months ended March 31, 1996 compared to approximately $39 million during the three months ended March 31, 1995. Selling, general and administrative expenses as a percentage of revenues was 27.1% for both the three months ended March 31, 1996 and 1995.

    Interest income/expense for the three months ended March 31, 1996 decreased 488% over the comparable 1995 period due to an increase in interest income from an increase in cash and cash equivalents and a decrease in interest expense due to a reduction of outstanding indebtedness.

    The provision for income taxes for the three months ended March 31, 1996, was 41.1% compared to 41.9% of income before taxes for the same period in 1995. The decrease in 1996 is the result of a smaller percentage of non-deductible intangible expenses relative to income.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1996 the Company's sources of liquidity included approximately $50 million in cash and cash equivalents and $84 million in net working capital. In addition, as of March 31, 1996 $77.5 million is available for borrowing under the Company's $77.5 million bank revolving credit facility at interest rates of either the Eurodollar rate plus .6% or at prime.

    The Company's liquidity during the first quarter of 1996 was increased by $12.3 million from funds generated by operating activities.

    The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company's offices, fixed payments and other long-term obligations.

    On May 1, 1996, the Company announced the declaration of a two-for-one stock split in the form of a stock dividend on its common stock. The record date for determining those stockholders entitled to receive the stock dividend will be May 17, 1996. The payment date for the stock dividend will be June 7, 1996. All share and per share amounts have been restated to retroactively reflect the two-for-one stock split.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None

ITEM 2.  CHANGES IN SECURITIES

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

EXHIBIT NO.                                                   EXHIBIT
- -----------     ----------------------------------------------------------------------------------------------------
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

                                          ROBERT HALF INTERNATIONAL INC.
                                                       (Registrant)

Date: May 10, 1996                                 /s/ M. KEITH WADDELL

                                          --------------------------------------
                                                     M. Keith Waddell
                                             Vice President, Chief Financial
                                                       Officer and
                                          Treasurer (Principal Financial Officer
                                                           and
                                                duly authorized signatory)

                                 EXHIBIT INDEX

                                                                                                               SEQUENTIALLY
                                                                                                               NUMBERED
EXHIBIT NO.                                               DESCRIPTION                                          PAGE
- -----------     ---------------------------------------------------------------------------------------------------
       11       Computation of Per Share Earnings..............................................................
     27         Financial Data Schedules.......................................................................