Form 10-Q
period 1996-06-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 1996-08-09
CIK 315213

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

          (MARK ONE)
             /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                          OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1996:

               58,634,556 shares of $.001 par value Common Stock

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                    ASSETS:

                                                                                                    JUNE 30,        DECEMBER 31,
                                                                                                      1996              1995
                                                                                                  -------------   -----------------
                                                                                                   (UNAUDITED)
Cash and cash equivalents.......................................................................    $ 56,527          $ 41,346
Accounts receivable, less allowances of $3,599 and $3,067.......................................     102,337            84,955
Other current assets............................................................................      12,103             7,349
                                                                                                  -------------   -----------------
    Total current assets........................................................................     170,967           133,650
Intangible assets, less accumulated amortization of $35,717 and $33,071.........................     160,919           155,441
Other assets....................................................................................      16,292            12,049
                                                                                                  -------------   -----------------
    Total assets................................................................................    $348,178          $301,140
                                                                                                  -------------   -----------------
                                                                                                  -------------   -----------------

                                               LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable and accrued expenses...........................................................    $ 15,127          $ 12,631
Accrued payroll costs...........................................................................      47,476            33,853
Income taxes payable............................................................................       3,067             5,157
Current portion of notes payable and other indebtedness.........................................       2,114             4,239
                                                                                                  -------------   -----------------
    Total current liabilities...................................................................      67,784            55,880
Notes payable and other indebtedness, less current portion......................................       2,604             1,486
Deferred income taxes...........................................................................      15,746            15,844
                                                                                                  -------------   -----------------
    Total liabilities...........................................................................      86,134            73,210

                                                       STOCKHOLDERS' EQUITY:

Common stock, $.001 par value authorized 100,000,000 shares; issued and outstanding 58,741,516
 and 57,784,622 shares..........................................................................          59                58
Capital surplus.................................................................................     125,357            99,768
Deferred compensation...........................................................................     (25,820)           (9,642)
Accumulated translation adjustments.............................................................        (225)               51
Retained earnings...............................................................................     162,673           137,695
                                                                                                  -------------   -----------------
    Total stockholders' equity..................................................................     262,044           227,930
                                                                                                  -------------   -----------------
    Total liabilities and stockholders' equity..................................................    $348,178          $301,140
                                                                                                  -------------   -----------------
                                                                                                  -------------   -----------------

       All share amounts have been restated to retroactively reflect the two-for-one stock split effected in the form of a stock dividend in June 1996.

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                            THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                                                 JUNE 30,            JUNE 30,
                                                                                            ------------------  ------------------
                                                                                              1996      1995      1996      1995
                                                                                            --------  --------  --------  --------
                                                                                               (UNAUDITED)         (UNAUDITED)
Net service revenues......................................................................  $210,649  $148,570  $406,888  $293,309
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for
 temporary employees .                                                                       126,728    90,838   246,325   179,538
                                                                                            --------  --------  --------  --------
Gross margin..............................................................................    83,921    57,732   160,563   113,771
Selling, general and administrative expenses..............................................    58,906    40,608   112,150    79,893
Amortization of intangible assets.........................................................     1,361     1,154     2,669     2,306
Net interest (income)/expense.............................................................      (580)      (83)     (968)       17
                                                                                            --------  --------  --------  --------
Income before income taxes................................................................    24,234    16,053    46,712    31,555
Provision for income taxes................................................................    10,010     6,703    19,249    13,200
                                                                                            --------  --------  --------  --------
Net income................................................................................  $ 14,224  $  9,350  $ 27,463  $ 18,355
                                                                                            --------  --------  --------  --------
                                                                                            --------  --------  --------  --------
Net income per share......................................................................  $    .23  $    .16  $    .45  $    .31
                                                                                            --------  --------  --------  --------
                                                                                            --------  --------  --------  --------

     All per share amounts have been restated to retroactively reflect the two-for-one stock split effected in the form of a stock dividend in June 1996.

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                        SIX MONTHS ENDED
                                                                                                            JUNE 30,
                                                                                                      --------------------
                                                                                                        1996       1995
                                                                                                      ---------  ---------
                                                                                                          (UNAUDITED)
COMMON STOCK:
Balance at beginning of period......................................................................  $      58  $      56
Exercises of stock options -- par value.............................................................          1     --
                                                                                                      ---------  ---------
  Balance at end of period..........................................................................  $      59  $      56
                                                                                                      ---------  ---------
                                                                                                      ---------  ---------
CAPITAL SURPLUS:
Balance at beginning of period......................................................................  $  99,768  $  82,627
Issuance of restricted stock, net -- excess over par value..........................................     18,899      3,268
Exercises of stock options -- excess over par value.................................................      1,805      1,185
Tax benefits from exercises of stock options........................................................      4,885      1,158
                                                                                                      ---------  ---------
  Balance at end of period..........................................................................  $ 125,357  $  88,238
                                                                                                      ---------  ---------
                                                                                                      ---------  ---------
DEFERRED COMPENSATION:
Balance at beginning of period......................................................................  $  (9,642) $  (5,533)
Issuance of restricted stock, net...................................................................    (18,899)    (3,268)
Amortization of deferred compensation...............................................................      2,721      1,323
                                                                                                      ---------  ---------
  Balance at end of period..........................................................................  $ (25,820) $  (7,478)
                                                                                                      ---------  ---------
                                                                                                      ---------  ---------
ACCUMULATED TRANSLATION ADJUSTMENTS:
Balance at beginning of period......................................................................  $      51  $    (541)
Translation adjustments.............................................................................       (276)       388
                                                                                                      ---------  ---------
  Balance at end of period..........................................................................  $    (225) $    (153)
                                                                                                      ---------  ---------
                                                                                                      ---------  ---------
RETAINED EARNINGS:
Balance at beginning of period......................................................................  $ 137,695  $ 100,386
Repurchases of common stock -- excess over par value................................................     (2,485)    (1,807)
Net income..........................................................................................     27,463     18,355
                                                                                                      ---------  ---------
  Balance at end of period..........................................................................  $ 162,673  $ 116,934
                                                                                                      ---------  ---------
                                                                                                      ---------  ---------

          All amounts have been restated to retroactively reflect the two-for-one stock split effected in the form of a stock dividend in June 1996.

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                                SIX MONTHS ENDED
                                                                                                                    JUNE 30,
                                                                                                                ----------------
                                                                                                                 1996     1995
                                                                                                                -------  -------
                                                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................................................................................  $27,463  $18,355
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of intangible assets...........................................................................    2,669    2,306
  Depreciation expense........................................................................................    2,540    1,531
  Deferred income taxes.......................................................................................   (1,513)   1,325
  Changes in assets and liabilities, net of effects of acquisitions:
    Increase in accounts receivable...........................................................................  (17,033) (10,838)
    Increase in accounts payable, accrued expenses and accrued payroll costs..................................   11,821    9,331
    Increase (decrease) in income taxes payable...............................................................   (2,090)   2,181
    Change in other assets, net of change in other liabilities................................................     (734)   1,305
                                                                                                                -------  -------
    Total adjustments.........................................................................................   (4,340)   7,141
                                                                                                                -------  -------
Net cash and cash equivalents provided by operating activities................................................   23,123   25,496
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired..........................................................................   (1,725)    (226)
  Capital expenditures........................................................................................   (6,791)  (3,464)
                                                                                                                -------  -------
Cash and cash equivalents used in investing activities........................................................   (8,516)  (3,690)
CASH FLOWS USED IN FINANCING ACTIVITIES:
  Repurchases of common stock or common stock equivalents.....................................................   (2,485)  (1,807)
  Principal payments on notes payable and other indebtedness..................................................   (3,632)  (1,057)
  Proceeds and tax benefits from exercise of stock options....................................................    6,691    2,343
                                                                                                                -------  -------
Net cash and cash equivalents provided by (used in) financing activities......................................      574     (521)
                                                                                                                -------  -------
Net decrease in cash and cash equivalents.....................................................................   15,181   21,285
Cash and cash equivalents at beginning of period..............................................................   41,346    2,638
                                                                                                                -------  -------
Cash and cash equivalents at end of period....................................................................  $56,527  $23,923
                                                                                                                -------  -------
                                                                                                                -------  -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest....................................................................................................  $   332  $   311
  Income taxes................................................................................................   17,055    6,072
Acquisitions:
  Fair value of assets acquired --
    Intangible assets.........................................................................................  $ 4,155  $   207
    Other.....................................................................................................      445       28
  Liabilities incurred --
    Notes payable and contracts...............................................................................   (2,625)      (9)
    Other.....................................................................................................     (250)   --
                                                                                                                -------  -------
  Cash paid, net of cash acquired.............................................................................  $ 1,725  $   226
                                                                                                                -------  -------
                                                                                                                -------  -------

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

    The interim results for the three and six months ended June 30, 1996, and 1995 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

    INTANGIBLE ASSETS. Intangible assets represent the cost of acquired companies in excess of the fair market value of their net tangible assets at the acquisition date, and are being amortized on a straight-line basis over a period of 40 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets exist at June 30, 1996.

    INCOME TAXES. Deferred taxes are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate.

NOTE B -- STOCK SPLIT
    In June 1996, the Company effected a two-for-one stock split in the form of a stock dividend. All share and per share amounts in the financial statements have been restated to retroactively reflect the two-for-one stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS FOR EACH OF THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995.

    Net service revenues increased 41.8% during the second quarter of 1996 compared to the same period in 1995. Net service revenues for the six months ended June 30, 1996 increased 38.7% compared to the six months ended June 30, 1995. Temporary service revenues increased approximately 42.3% and 39.6% during the three and six months ended June 30, 1996, relative to the three and six months ended June 30, 1995. Permanent placement revenues increased 36.1% and 29.6% during the comparable three and six months ended June 30, 1996. The revenue comparisons reflect continued improvement in the demand for the Company's specialized staffing services.

    Gross margin dollars increased 45.4% and 41.1% during the three and six month periods ended June 30, 1996, compared with the corresponding three and six month periods ended June 30, 1995. Gross margin amounts equaled 39.8% and 39.5% of revenue for the three and six month periods ended June 30, 1996 compared to 38.9% and 38.8% of revenue for the three and six month periods ended June 30, 1995.

    Selling, general and administrative expenses were approximately $59 million and $112 million during the three and six months ended June 30, 1996 compared to approximately $41 million and $80 million during the three and six months ended June 30, 1995. Selling, general and administrative expenses as a percentage of revenues was 28.0% and 27.6% in the three and six months ended June 30, 1996 compared to 27.3% and 27.2% in the three and six months ended June 30, 1995.

    Net interest income for the three months ended June 30, 1996 increased by 598.8% compared to the comparable period in 1995. For the six months ended June 30, 1996, interest income was $968,000 compared to interest expense of $17,000 for the comparative period in 1995. These increases are due to the increase in cash and cash equivalents.

    The provision for income taxes for the three and six months ended June 30, 1996, was 41.3% and 41.2% compared to 41.8% of income before taxes for the same periods in 1994. The decrease in 1996 is the result of a smaller percentage of non-deductible intangible expenses relative to income.

    LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1996 the Company's sources of liquidity included approximately $56.5 million in cash and cash equivalents and $103.2 million in net working capital. In addition, as of June 30, 1996 $77.5 million is available for borrowing under the Company's $80.0 million bank revolving credit facility at interest rates of either the Eurodollar rate plus .6% or at prime.

    The Company's liquidity during the first six months of 1996 has increased by $23.1 million from funds generated by operating activities.

    In June 1996, the Company effected a two-for-one stock split in the form of a stock dividend. All share and per share amounts in the financial statements have been restated to retroactively reflect the two-for-one stock split.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None

ITEM 2.  CHANGES IN SECURITIES

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 1, 1996, registrant held its annual meeting of stockholders. The four matters presented to stockholders at the annual meeting were the election of three directors to Class II, the approval of an amendment to the registrant's Outside Directors' Option Plan, the approval of amendments to the registrant's 1993 Incentive Plan and the approval of amendments to the registrant's Annual Performance Bonus Plan. The vote for director was as follows:

NOMINEE                                                SHARES FOR    SHARES WITHHELD
- ----------------------------------------------------  -------------  ---------------
Frederick A. Richman................................     22,201,674        192,925
Thomas J. Ryan......................................     22,286,474        108,125
J. Stephen Schaub...................................     22,361,874         32,725

    The continuing directors, whose terms of office did not expire at the meeting, are Andrew S. Berwick, Jr., Frederick P. Furth, Edward W. Gibbons and Harold M. Messmer, Jr.

    The amendment to the Outside Directors' Option Plan was approved by the following vote:

For:                              15,775,143
Against:                           6,438,962
Abstain:                             124,694
Broker Nonvote:                       55,800

    The amendments to the 1993 Incentive Plan were approved by the following vote:

For:                              21,582,822
Against:                             736,571
Abstain:                              75,206
Broker Nonvote:                            0

    The amendments to the Annual Performance Bonus Plan were approved by the following vote:

For:                              22,008,215
Against:                             208,466
Abstain:                             177,918
Broker Nonvote:                            0

    No other matters were voted upon at the annual meeting.

    The foregoing numbers are the actual totals and have NOT been adjusted to reflect the two-for-one stock split effected in the form of a one-for-one stock dividend on June 7, 1996.

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

EXHIBIT NO.
- -----------
   3.1      By-laws.
  10.1      Outside Directors' Option Plan.
  10.2      1989 Restricted Stock Plan.
  10.3      StockPlus Plan.
  10.4      1993 Incentive Plan.
  10.5      Annual Performance Bonus Plan.
  11        Computation of Per Share Earnings.
  27        Financial Data Schedules.

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

Date: August 8, 1996

                                 EXHIBIT INDEX

                                                                                                         SEQUENTIALLY
 EXHIBITS                                           DESCRIPTION                                          NUMBERED PAGE
- ----------  -------------------------------------------------------------------------------------------  -------------
      3.1   By-laws.
     10.1   Outside Directors' Option Plan.
     10.2   1989 Restricted Stock Plan.
     10.3   StockPlus Plan.
     10.4   1993 Incentive Plan.
     10.5   Annual Performance Bonus Plan.
     11     Computation of Per Share Earnings.
     27     Financial Data Schedules.