Form 10-K/A
period 1995-12-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 1996-10-10
CIK 315213

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                  FORM 10-K/A
                                AMENDMENT NO. 1

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-10427
                             ---------------------
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

          Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                    ON WHICH REGISTERED
---------------------------------------------   ----------------------------
   Common Stock, Par Value $.001 per Share        New York Stock Exchange
       Preferred Share Purchase Rights            New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 7, 1996, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $1,199,755,000 based on the closing sale price on that date. This amount excludes the market value of 2,630,142 shares of Common Stock held by registrant's directors and officers and their affiliates.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    Registrant hereby amends to read in its entirety as set forth herein Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements. The only portion of Item 8 that has been changed is the Consolidated Statements of Stockholders' Equity to state the number of common shares affecting the transactions disclosed. Exhibit 23.1 is added hereby, and is in addition to Exhibit 23 as originally filed.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1995

    Temporary services revenues were $577 million, $406 million and $279 million for the years ended December 31, 1995, 1994 and 1993, respectively, increasing by 42% during 1995 and 46% during 1994. The increase in revenues during these periods reflected in part revenues generated from the Company's OfficeTeam and RHI Consulting divisions, which were started in 1991 and 1994, respectively. Permanent placement revenues were $52 million, $40 million and $27 million for the years ended December 31, 1995, 1994 and 1993, respectively, increasing by 30% during 1995 and 48% during 1994. Overall revenue increases reflect continued improvement in demand for the Company's services, which the Company believes is a result of increased acceptance in the use of professional staffing services. Revenues from companies acquired during 1995, 1994 and 1993 were not material.

    The Company currently has more than 185 offices in 36 states and five foreign countries. Domestic operations represented 90%, 91% and 92% of revenues for the three years ended December 31, 1995, 1994 and 1993, respectively. Foreign operations represented 10%, 9% and 8% of revenues for those years.

    Gross margin dollars from the Company's temporary services represent revenues less direct costs of services, which consists of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for the Company's temporary services were $192 million, $133 million and $91 million for the years ended December 31, 1995, 1994 and 1993, respectively, increasing by 44% in 1995 and 46% in 1994. Gross margin amounts equaled 33% of revenues for temporary services for the years ended December 31, 1995, 1994 and 1993, which the Company believes reflects its ability to adjust billing rates and wage rates to underlying market conditions. Gross margin dollars for the Company's permanent placement division were $52 million, $40 million and $27 million for each of the years ended December 31, 1995, 1994 and 1993, respectively, increasing by 30% and 48% in 1995 and 1994, respectively.

    Selling, general and administrative expenses were $171 million during 1995 compared to $122 million in 1994 and $88 million in 1993. Selling, general and administrative expenses as a percentage of revenues were 27% in both the years ended December 31, 1995 and 1994, and 29% for the year ended December 31, 1993. Selling, general and administrative expenses consist primarily of staff compensation, advertising and occupancy costs, most of which generally follow changes in revenues. The percentage decline from 1993 primarily reflected revenue growth and management of staff compensation costs.

    The Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although management believes that goodwill has an unlimited life, the Company amortizes these costs over 40 years. Management believes that its strategy of making acquisitions of established companies in established markets and maintaining its presence in these markets preserves the goodwill for an indeterminate period. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at December 31, 1995. Intangible assets represented 52% of total assets and 68% of total stockholders' equity at December 31, 1995.

    Interest income for the years ended December 31, 1995, 1994 and 1993 was $1,237,000, $144,000 and $0, respectively. Interest expense for the years ended December 31, 1995, 1994 and 1993 was $774,000,

$1,714,000 and $3,992,000, respectively. These changes reflect an increase in cash and cash equivalents and a decrease in outstanding indebtedness.

    The provision for income taxes was 42% for both the years ended December 31, 1995 and 1994 and 46% for the year ended December 31, 1993. The decrease in 1994 is the result of a smaller percentage of non-deductible intangible expenses.

    LIQUIDITY AND CAPITAL RESOURCES

    The change in the Company's liquidity during the past three years is the net effect of funds generated by operations and the funds used for the personnel services acquisitions, capital expenditures, principal payments on outstanding notes payable, and the securities repurchase program. No open market purchases of the Company's stock were made during the year ended December 31, 1995. For the year ended December 31, 1995, the Company generated $42.2 million from operations, used $9.4 million in investing activities and provided $6 million from financing activities.

    The Company's working capital at December 31, 1995 included $41.3 million in cash and cash equivalents. In addition at December 31, 1995, the Company had available $76.6 million of its $80 million bank revolving line of credit. The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company, the Company's fixed payments and other obligations on both a short and long term basis. As of December 31, 1995, the Company had no material capital commitments. The Company's revolving bank line has scheduled reductions in availability through 2001 when the agreement terminates.

    In November 1994, the Company issued 633,555 shares of its common stock. The net proceeds from the sale of shares were approximately $12.6 million. The Company used the proceeds for repayment of the borrowing under the Company's revolving credit agreement.

    On December 10, 1993, substantially all the Company's outstanding convertible subordinated debentures were converted into common stock of the Company. See Note F in the Notes to Consolidated Financial Statements.

    In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The Company plans to adopt SFAS No. 121 in 1996 and believes that the adoption will not have a material impact upon its financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1995        1994
                                                                                            ----------  ----------

                                                     ASSETS:

Cash and cash equivalents.................................................................  $   41,346  $    2,638
Accounts receivable, less allowances of $3,067 and $2,600.................................      84,955      60,025
Other current assets......................................................................       7,349       5,040
                                                                                            ----------  ----------
  Total current assets....................................................................     133,650      67,703
Intangible assets, less accumulated amortization of $33,071 and $28,243...................     155,441     152,824
Other assets..............................................................................      12,049       7,234
                                                                                            ----------  ----------
  Total assets............................................................................  $  301,140  $  227,761
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable and accrued expenses.....................................................  $   12,631  $    7,232
Accrued payroll costs.....................................................................      33,853      19,133
Income taxes payable......................................................................       5,157       2,181
Current portion of notes payable and other indebtedness...................................       4,239       1,081
                                                                                            ----------  ----------
  Total current liabilities...............................................................      55,880      29,627
Notes payable and other indebtedness, less current portion................................       1,486       3,133
Deferred income taxes.....................................................................      15,844      18,006
                                                                                            ----------  ----------
  Total liabilities.......................................................................      73,210      50,766

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, $.001 par value, 100,000,000 shares authorized, 28,892,311 and 28,152,201
    shares issued and outstanding in 1995 and 1994, respectively..........................          29          28
  Capital surplus.........................................................................      99,797      82,655
  Deferred compensation...................................................................      (9,642)     (5,533)
  Accumulated translation adjustments.....................................................          51        (541)
  Retained earnings.......................................................................     137,695     100,386
                                                                                            ----------  ----------
    Total stockholders' equity............................................................     227,930     176,995
                                                                                            ----------  ----------
    Total liabilities and stockholders' equity............................................  $  301,140  $  227,761
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1995        1994        1993
                                                                               ----------  ----------  ----------
Net service revenues.........................................................  $  628,526  $  446,328  $  306,166
Direct costs of services, consisting of payroll, payroll taxes and insurance
  costs for temporary employees..............................................     384,449     273,327     188,292
                                                                               ----------  ----------  ----------
Gross margin.................................................................     244,077     173,001     117,874
Selling, general and administrative expenses.................................     170,684     121,640      88,074
Amortization of intangible assets............................................       4,767       4,584       4,251
Interest (income) expense....................................................        (463)      1,570       3,992
                                                                               ----------  ----------  ----------
Income before income taxes...................................................      69,089      45,207      21,557
Provision for income taxes...................................................      28,791      19,090       9,834
                                                                               ----------  ----------  ----------
Net income...................................................................  $   40,298  $   26,117  $   11,723
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Income per share.............................................................  $     1.36  $      .92  $      .46
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

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

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                      -------------------------------
                                                                                        1995       1994       1993
                                                                                      ---------  ---------  ---------
COMMON STOCK--SHARES:
  Balance at beginning of period....................................................     28,152     26,837     23,642
  Issuance of common stock..........................................................     --            634     --
  Issuance of restricted stock......................................................        234        332         82
  Conversion of debentures..........................................................     --         --          2,040
  Repurchases of common stock.......................................................       (114)      (115)      (119)
  Exercises of stock options........................................................        620        464      1,086
  Issuance of common stock for acquisitions.........................................     --         --            106
                                                                                      ---------  ---------  ---------
    Balance at end of period........................................................     28,892     28,152     26,837
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
COMMON STOCK--PAR VALUE:
  Balance at beginning of period....................................................  $      28  $  26,837  $  23,642
  Issuance of common stock..........................................................     --              1     --
  Issuances of restricted stock, net................................................     --            334         82
  Conversion of debentures..........................................................     --         --          2,040
  Repurchases of common stock.......................................................     --            (59)      (119)
  Exercises of stock options........................................................          1        213      1,086
  Issuance of common stock for acquisitions.........................................     --         --            106
  Change in par value...............................................................     --        (27,298)    --
                                                                                      ---------  ---------  ---------
    Balance at end of period........................................................  $      29  $      28  $  26,837
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
CAPITAL SURPLUS:
  Balance at beginning of period....................................................  $  82,655  $  33,113  $   3,897
  Issuance of common stock--excess over par value...................................     --         12,589     --
  Issuances of restricted stock, net--excess over par value.........................      6,887      4,949        825
  Conversion of debentures--excess over par value...................................     --         --         20,185
  Exercises of stock options--excess over par value.................................      3,818      2,162      4,029
  Tax benefits from exercises of stock options and restricted stock releases........      6,437      2,544      2,823
  Issuance of common stock for acquisitions--excess over par value..................     --         --          1,354
  Change in par value...............................................................     --         27,298     --
                                                                                      ---------  ---------  ---------
    Balance at end of period........................................................  $  99,797  $  82,655  $  33,113
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
DEFERRED COMPENSATION:
  Balance at beginning of period....................................................  $  (5,533) $  (2,113) $  (2,208)
  Issuances of restricted stock, net................................................     (6,887)    (5,283)      (907)
  Amortization......................................................................      2,778      1,863      1,002
                                                                                      ---------  ---------  ---------
    Balance at end of period........................................................  $  (9,642) $  (5,533) $  (2,113)
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
ACCUMULATED TRANSLATION ADJUSTMENTS:
  Balance at beginning of period....................................................  $    (541) $    (589) $    (257)
  Translation adjustments...........................................................        592         48       (332)
                                                                                      ---------  ---------  ---------
    Balance at end of period........................................................  $      51  $    (541) $    (589)
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
RETAINED EARNINGS:
  Balance at beginning of period....................................................  $ 100,386  $  76,354  $  65,898
  Repurchases of common stock--excess over par value................................     (2,989)    (2,085)    (1,267)
  Net income........................................................................     40,298     26,117     11,723
                                                                                      ---------  ---------  ---------
    Balance at end of period........................................................  $ 137,695  $ 100,386  $  76,354
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

    1994 and 1993 shares and amounts have been restated to retroactively reflect the two-for-one stock split effected in the form of a stock dividend in August 1994.

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1995       1994       1993
                                                                                    ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................................................  $  40,298  $  26,117  $  11,723
    Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization of intangible assets...........................................      4,767      4,584      4,251
      Depreciation expense........................................................      3,564      2,673      2,383
      Provision for deferred income taxes.........................................       (683)     1,096      1,136
    Changes in assets and liabilities, net of effects of acquisitions:
      Increase in accounts receivable.............................................    (24,289)   (18,292)   (10,481)
      Increase in accounts payable, accrued expenses and accrued payroll costs....     15,106      5,795      4,158
      Increase in income taxes payable............................................      2,976        389      2,553
      Change in other assets, net of change in other liabilities..................        432      2,997       (806)
                                                                                    ---------  ---------  ---------
    Total adjustments.............................................................      1,873       (758)     3,194
                                                                                    ---------  ---------  ---------
  Net cash and cash equivalents provided by operating activities..................     42,171     25,359     14,917

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired..............................................     (1,024)    (4,406)   (11,141)
  Capital expenditures............................................................     (8,417)    (4,768)    (2,340)
                                                                                    ---------  ---------  ---------
  Net cash and cash equivalents used in investing activities......................     (9,441)    (9,174)   (13,481)

CASH FLOWS USED IN FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net.....................................     --         12,589     --
  Borrowings under credit agreement...............................................     --        104,900    138,900
  Repayments under credit agreement...............................................     --       (135,200)  (144,200)
  Repurchases of convertible debentures...........................................     --         --           (305)
  Principal payments on notes payable and other indebtedness......................     (1,289)      (384)    (1,170)
  Proceeds and tax benefits from exercise of stock options and restricted stock
    releases......................................................................     10,256      4,919      7,938
  Repurchases of common stock and common stock equivalents........................     (2,989)    (2,144)    (1,386)
                                                                                    ---------  ---------  ---------
  Net cash and cash equivalents provided by (used in) financing activities........      5,978    (15,320)      (223)
                                                                                    ---------  ---------  ---------
  Net increase in cash and cash equivalents.......................................     38,708        865      1,213
  Cash and cash equivalents at beginning of period................................      2,638      1,773        560
                                                                                    ---------  ---------  ---------
  Cash and cash equivalents at end of period......................................  $  41,346  $   2,638  $   1,773
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest......................................................................  $     405  $   1,420  $   4,256
    Income taxes..................................................................  $  21,853  $  14,609  $   4,568
  Acquisitions:
    Fair value of assets acquired--
      Intangible assets...........................................................  $   4,697  $   5,452  $  12,650
      Other.......................................................................        753      1,694      2,506
    Liabilities assumed--
      Notes payable and contracts.................................................     (2,800)    (2,158)      (101)
      Other.......................................................................     (1,626)      (582)    (2,454)
    Common stock issued...........................................................     --         --         (1,460)
                                                                                    ---------  ---------  ---------
    Cash paid, net of cash acquired...............................................  $   1,024  $   4,406  $  11,141
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE B--ACQUISITIONS

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

NOTE C--NOTES PAYABLE AND OTHER INDEBTEDNESS

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

1996................................................................  $   4,239
1997................................................................        764
1998................................................................        464
1999................................................................         15
2000................................................................         16
Thereafter..........................................................        227
                                                                      ---------
                                                                      $   5,725
                                                                      ---------
                                                                      ---------

    At December 31, 1995, all of the notes carried fixed rates of interest ranging from 4.1% to 13.3%. The weighted average interest rate for the above was approximately 7.3%, 8.2% and 11.1% for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE D--BANK LOAN (REVOLVING CREDIT)

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

    The credit facility has the following scheduled reduction in availability (in thousands):

1996...............................................................  $   5,000
1997...............................................................  $  15,000
1998...............................................................  $  15,000
1999...............................................................  $  15,000
2000...............................................................  $  15,000
2001...............................................................  $  15,000

    The final maturity date for the credit facility is August 31, 2001.

NOTE E--CURRENT LIABILITIES

    Other current liabilities included in accrued payroll costs consist of the following at December 31, 1995 and 1994 (in thousands):

                                                                            1995       1994
                                                                          ---------  ---------
Accrued payroll and bonus...............................................  $  15,856  $   9,960
Accrued workers compensation and other benefits.........................     11,182      3,731
Accrued payroll taxes...................................................      6,815      5,442
                                                                          ---------  ---------
                                                                          $  33,853  $  19,133
                                                                          ---------  ---------
                                                                          ---------  ---------

NOTE F--CONVERTIBLE SUBORDINATED DEBENTURES

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

NOTE G--STOCKHOLDERS' EQUITY

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

NOTE H--INCOME TAXES

    The provisions for income taxes for the years ended December 31, 1995, 1994 and 1993 consisted of the following (in thousands):

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  1995       1994       1993
                                                                ---------  ---------  ---------
Current:
  Federal.....................................................  $  22,061  $  14,072  $   6,995
  State.......................................................      4,728      3,155      1,604
  Foreign.....................................................      1,835        767         99
Deferred--principally domestic................................        167      1,096      1,136
                                                                ---------  ---------  ---------
                                                                $  28,791  $  19,090  $   9,834
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    The income taxes shown above varied from the statutory federal income tax rates for these periods as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                                ----------------------------
                                                                1995        1994        1993
                                                                ----        ----        ----
Federal U.S. income tax rate................................    35.0%       35.0%       35.0%
State income taxes, net of federal tax benefit..............     4.5         4.7         5.5
Amortization of intangible assets...........................     1.5         2.0         4.1
Other, net..................................................      .7          .5         1.0
                                                                ----        ----        ----
Effective tax rate..........................................    41.7%       42.2%       45.6%
                                                                ----        ----        ----
                                                                ----        ----        ----

    The deferred portion of the tax provisions consisted of the following (in thousands):

                                                                     YEARS ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                    1995       1994       1993
                                                                  ---------  ---------  ---------
Amortization of franchise rights................................  $   1,650  $   1,629  $   1,484
Accrued expenses, deducted for tax when paid....................     (2,068)      (524)      (137)
Other, net......................................................       (265)        (9)      (211)
                                                                  ---------  ---------  ---------
                                                                  $    (683) $   1,096  $   1,136
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    The net deferred income tax liability shown on the balance sheet is comprised of the following (in thousands):

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1995       1994
                                                                          ---------  ---------
Deferred income tax assets..............................................  $  (1,304) $    (883)
Deferred income tax liabilities.........................................     17,148     18,889
                                                                          ---------  ---------
                                                                          $  15,844  $  18,006
                                                                          ---------  ---------
                                                                          ---------  ---------

    No valuation allowances against deferred tax assets were required for the years ended December 31, 1995 and 1994.

    The components of the net deferred income tax liability at December 31, 1995 and 1994, were as follows (in thousands):

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1995       1994
                                                                          ---------  ---------
Amortization of intangible assets.......................................  $  16,216  $  17,427
Foreign taxes...........................................................        200        775
Other...................................................................       (572)      (196)
                                                                          ---------  ---------
                                                                          $  15,844  $  18,006
                                                                          ---------  ---------
                                                                          ---------  ---------

NOTE I--COMMITMENTS

    Rental expense, primarily for office premises, amounted to $11,027,000, $9,183,000 and $8,457,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The approximate minimum rental commitments for 1996 and thereafter under non-cancelable leases in effect at December 31, 1995, are as follows (in thousands):

1996...............................................................  $  10,547
1997...............................................................      9,536
1998...............................................................      8,145
1999...............................................................      6,295
2000...............................................................      3,274
Thereafter.........................................................      5,209

NOTE J--STOCK PLANS

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

    The following table reflects activity under all stock plans from January 1, 1993 through December 31, 1995, and the exercise prices:

                                                                                      STOCK OPTION PLANS
                                                                                 ----------------------------
                                                                   RESTRICTED    NUMBER OF    EXERCISE PRICE
                                                                   STOCK PLANS     SHARES       PER SHARE
                                                                   -----------   ----------  ----------------
Outstanding, January 1, 1993.....................................    466,300      2,921,808  $    3.55 - 9.42
  Granted........................................................    142,938      1,415,942  $   6.17 - 12.63
  Exercised......................................................     --         (1,085,032) $    3.76 - 8.07
  Restrictions lapsed............................................    (99,959)        --             --
  Forfeited......................................................    (57,678)      (310,218) $   4.31 - 10.73
                                                                   -----------   ----------  ----------------
Outstanding, December 31, 1993...................................    451,601      2,942,500  $   3.55 - 12.63
  Granted........................................................    344,814        836,884  $  15.00 - 24.00
  Exercised......................................................     --           (463,515) $   4.31 - 11.50
  Restrictions lapsed............................................   (156,100)        --             --
  Forfeited......................................................    (13,647)      (182,808) $   4.31 - 12.63
                                                                   -----------   ----------  ----------------
Outstanding, December 31, 1994...................................    626,668      3,133,061  $   3.55 - 24.00
  Granted........................................................    248,392        690,631  $ 21.00 - 41.875
                                                                                             $       19.625 -
  Exercised......................................................     --           (620,407)           41.875
  Restrictions lapsed............................................   (187,771)        --             --
  Forfeited......................................................    (14,282)      (180,669) $ 4.305 - 41.875
                                                                   -----------   ----------  ----------------
Outstanding, December 31, 1995...................................    673,007      3,022,616  $  3.55 - 41.875
                                                                   -----------   ----------  ----------------
                                                                   -----------   ----------  ----------------

    As of December 31, 1995, an aggregate of 1,208,798 options to purchase common stock were vested.

NOTE K--PREFERRED SHARE PURCHASE RIGHTS

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

NOTE L--INCOME PER SHARE

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

NOTE M--QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following tabulation shows certain quarterly financial data for 1995 and 1994 (in thousands, except per share amounts):

                                                                          QUARTER
                                                       ----------------------------------------------
1995                                                       1           2           3           4          YEAR
-----------------------------------------------------  ----------  ----------  ----------  ----------  ----------
Net service revenues.................................  $  144,739  $  148,570  $  159,303  $  175,914  $  628,526
Gross margin.........................................      56,039      57,732      62,196      68,110     244,077
Income before income taxes...........................      15,502      16,053      17,865      19,669      69,089
Net income...........................................       9,005       9,350      10,463      11,480      40,298
Net income per share.................................         .31         .32         .35         .38        1.36


                                                                          QUARTER
                                                       ----------------------------------------------
1994                                                       1           2           3           4          YEAR
-----------------------------------------------------  ----------  ----------  ----------  ----------  ----------
Net service revenues.................................  $   99,896  $  106,514  $  114,903  $  125,015  $  446,328
Gross margin.........................................      38,624      41,369      44,644      48,364     173,001
Income before income taxes...........................       9,826      10,848      11,666      12,867      45,207
Net income...........................................       5,604       6,273       6,742       7,498      26,117
Net income per share.................................         .20         .22         .24         .26         .92

NOTE N--SEGMENT REPORTING

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

                                                                YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                              1995        1994        1993
                                                           ----------  ----------  ----------
                                                                     (IN THOUSANDS)
Revenues
  Domestic...............................................  $  564,564  $  404,852  $  280,266
  Foreign................................................      63,962      41,476      25,900
                                                           ----------  ----------  ----------
                                                           $  628,526  $  446,328  $  306,166
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Operating Income
  Domestic...............................................  $   63,861  $   44,700  $   26,294
  Foreign................................................       4,765       2,077        (745)
                                                           ----------  ----------  ----------
                                                           $   68,626  $   46,777  $   25,549
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Assets
  Domestic...............................................  $  267,487  $  200,329  $  180,778
  Foreign................................................      33,653      27,432      23,820
                                                           ----------  ----------  ----------
                                                           $  301,140  $  227,761  $  204,598
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

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

                                          ARTHUR ANDERSEN LLP

San Francisco, California
January 26, 1996

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ROBERT HALF INTERNATIONAL INC.
                                (Registrant)

Date:  October 10, 1996         By              /s/ M. KEITH WADDELL
                                     ------------------------------------------
                                                  M. Keith Waddell
                                       SENIOR VICE PRESIDENT, CHIEF FINANCIAL
                                               OFFICER AND TREASURER
                                           (PRINCIPAL FINANCIAL OFFICER)