Form 10-Q/A
period 1996-03-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 1996-10-10
CIK 315213

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

                                ---------------

(MARK ONE)

    /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

             OR

    / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .

                            ------------------------

                         COMMISSION FILE NUMBER 1-10427

                         ROBERT HALF INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                        94-1648752
   (State or other jurisdiction           (I.R.S. Employer
 of incorporation or organization)       Identification No.)

        2884 SAND HILL ROAD                     94025
             SUITE 200                       (zip-code)
      MENLO PARK, CALIFORNIA
  (Address of principal executive
             offices)

       Registrant's telephone number, including area code: (415) 854-9700

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1996:

               29,024,851 shares of $.001 par value Common Stock

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    Registrant hereby amends to read in its entirety as set forth herein Part I
Item I, Financial Statements, and Part I Item II, Management's Discussion and Analysis of Financial Condition and Results of Operations. The only portion of
Part I Item I that has been changed is the Consolidated Statements of Stockholders' Equity to state the number of common shares effecting the transactions disclosed.

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                    ASSETS:

                                                                                         MARCH 31,   DECEMBER 31,
                                                                                            1996         1995
                                                                                         ----------  ------------
                                                                                               (UNAUDITED)
Cash and cash equivalents..............................................................  $   50,165   $   41,346
Accounts receivable, less allowances of $3,392 and $3,067..............................      96,038       84,955
Other current assets...................................................................       8,034        7,349
                                                                                         ----------  ------------
    Total current assets...............................................................     154,237      133,650
Intangible assets, less accumulated amortization of $34,369 and $33,071................     158,103      155,441
Other assets...........................................................................      13,087       12,049
                                                                                         ----------  ------------
    Total assets.......................................................................  $  325,427   $  301,140
                                                                                         ----------  ------------
                                                                                         ----------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses..................................................  $   12,191   $   12,631
Accrued payroll costs..................................................................      43,240       33,853
Income taxes payable...................................................................       7,521        5,157
Current portion of notes payable and other indebtedness................................       1,003        4,239
                                                                                         ----------  ------------
    Total current liabilities..........................................................      63,955       55,880
Notes payable and other indebtedness, less current portion.............................       1,093        1,486
Deferred income taxes..................................................................      15,877       15,844
                                                                                         ----------  ------------
    Total liabilities..................................................................      80,925       73,210

                                              STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, authorized--100,000,000 shares; issued and
 outstanding--58,102,248 and 57,784,622 shares.........................................          58           58
Capital surplus........................................................................     107,041       99,768
Deferred compensation..................................................................     (12,166)      (9,642)
Accumulated translation adjustments....................................................        (122)          51
Retained earnings......................................................................     149,691      137,695
                                                                                         ----------  ------------
    Total stockholders' equity.........................................................     244,502      227,930
                                                                                         ----------  ------------
Total liabilities and stockholders' equity.............................................  $  325,427   $  301,140
                                                                                         ----------  ------------
                                                                                         ----------  ------------

     All shares and amounts have been restated to retroactively reflect the two-for-one stock split declared on May 1, 1996.

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1996        1995
                                                                                            ----------  ----------
                                                                                                 (UNAUDITED)
Net service revenues......................................................................  $  196,239  $  144,739
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for
 temporary employees......................................................................     119,597      88,700
                                                                                            ----------  ----------
Gross margin..............................................................................      76,642      56,039
Selling, general and administrative expenses..............................................      53,244      39,285
Amortization of intangible assets.........................................................       1,308       1,152
Interest expense (income).................................................................        (388)        100
                                                                                            ----------  ----------
Income before income taxes................................................................      22,478      15,502
Provision for income taxes................................................................       9,239       6,497
                                                                                            ----------  ----------
Net income................................................................................  $   13,239  $    9,005
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Net income per share......................................................................  $      .22  $      .15
                                                                                            ----------  ----------
                                                                                            ----------  ----------

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

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1996        1995
                                                                                            ----------  ----------
                                                                                                 (UNAUDITED)
Common Stock--Shares:
  Balance at beginning of period..........................................................      57,784      56,304
  Issuance of restricted stock, net.......................................................         117         279
  Repurchases of common stock.............................................................         (59)        (53)
  Exercise of stock options...............................................................         260         208
                                                                                            ----------  ----------
  Balance at end of period................................................................      58,102      56,738
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Common Stock--Par Value:
  Balance at beginning of period..........................................................  $       58  $       56
  Issuance of restricted stock, net.......................................................      --               1
                                                                                            ----------  ----------
  Balance at end of period................................................................  $       58  $       57
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Capital Surplus:
  Balance at beginning of period..........................................................  $   99,768  $   82,627
  Issuance of restricted stock, net--excess over par value................................       3,622       3,289
  Exercises of stock options--excess over par value.......................................       1,140         729
  Tax benefits from exercises of stock options............................................       2,511         700
                                                                                            ----------  ----------
  Balance at end of period................................................................  $  107,041  $   87,345
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Deferred Compensation:
  Balance at beginning of period..........................................................  $   (9,642) $   (5,533)
  Issuance of restricted stock, net.......................................................      (3,622)     (3,290)
  Amortization of deferred compensation...................................................       1,098         639
                                                                                            ----------  ----------
  Balance at end of period................................................................  $  (12,166) $   (8,184)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Accumulated Translation Adjustments:
  Balance at beginning of period..........................................................  $       51  $     (541)
  Translation adjustments.................................................................        (173)        345
                                                                                            ----------  ----------
  Balance at end of period................................................................  $     (122) $     (196)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Retained Earnings:
  Balance at beginning of period..........................................................  $  137,695  $  100,386
  Repurchases of common stock--excess over par value......................................      (1,243)       (612)
  Net income..............................................................................      13,239       9,005
                                                                                            ----------  ----------
  Balance at end of period................................................................  $  149,691  $  108,779
                                                                                            ----------  ----------
                                                                                            ----------  ----------

     All shares and amounts have been restated to retroactively reflect the two-for-one stock split declared on May 1, 1996.

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                             ---------------------
                                                                                                1996       1995
                                                                                             ----------  ---------
                                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...............................................................................  $   13,239  $   9,005
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of intangible assets......................................................       1,308      1,152
    Depreciation expense...................................................................       1,158        725
    Deferred income taxes..................................................................         827        656
    Changes in assets and liabilities, net of effects of acquisitions:
      Increase in accounts receivable......................................................     (11,083)    (8,328)
      Increase in accounts payable, accrued expenses and accrued payroll costs.............       4,898      7,373
      Increase in income tax payable.......................................................       2,364      2,654
      Change in other assets, net of change in other liabilities...........................        (380)       394
                                                                                             ----------  ---------
Total adjustments..........................................................................        (908)     4,626
                                                                                             ----------  ---------
Net cash and cash equivalents provided by operating activities.............................      12,331     13,631

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures.....................................................................      (2,290)    (1,123)
                                                                                             ----------  ---------
  Cash and cash equivalents used in investing activities...................................      (2,290)    (1,123)

CASH FLOWS USED IN FINANCING ACTIVITIES:
  Repurchases of common stock or common stock equivalents..................................      (1,243)      (612)
  Principal payments on notes payable and other indebtedness...............................      (3,630)    (1,019)
  Proceeds and tax benefits from exercise of stock options.................................       3,651      1,429
                                                                                             ----------  ---------
Net cash and cash equivalents used in financing activities.................................      (1,222)      (202)
                                                                                             ----------  ---------
Net increase in cash and cash equivalents..................................................       8,819     12,306
Cash and cash equivalents at beginning of period...........................................      41,346      2,638
                                                                                             ----------  ---------
Cash and cash equivalents at end of period.................................................  $   50,165  $  14,944
                                                                                             ----------  ---------
                                                                                             ----------  ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest...............................................................................  $      273  $     234
    Income taxes...........................................................................  $    4,255  $   2,401

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                  (UNAUDITED)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE B--SUBSEQUENT EVENT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS FOR EACH OF THE THREE MONTHS MARCH 31, 1996 AND 1995.

    Temporary services revenues were $180 million and $133 million for the three months ended March 31, 1996 and 1995, respectively, increasing by 35% during the three months ended March 31, 1996 compared to the same period in 1995. Permanent placement revenues were $16 million and $12 million for the three months ended March 31, 1996 and 1995, respectively, increasing by 33% during the three months ended March 31, 1996 compared to the same period in 1995. Overall revenue increases reflect continued improvement in demand for the Company's services, which the Company believes is a result of increased acceptance in the use of professional staffing services.

    The Company currently has more than 185 offices in 36 states and five foreign countries. Domestic operations represent 90% of revenues for both of the three months ended March 31, 1996 and 1995. Foreign operations represent 10% of revenues for both of those periods.

    Gross margin dollars from the Company's temporary services represent revenues less direct cost of services, which consists of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for the Company's temporary services were $61 million and $44 million for the three months ended March 31, 1996 and 1995, respectively, increasing by 39% in 1996. Gross margin amounts equaled 34% and 33% of revenues for temporary services for the three months ended March 31, 1996 and 1995, respectively, which the Company believes reflects its ability to adjust billing rates and wage rates to underlying market conditions. Gross margin dollars for the Company's permanent placement division were $16 million and $12 million for the three months ended March 31, 1996 and 1995, respectively, increasing by 33% for the three months ended March 31, 1996.

    Selling, general and administrative expenses were $53 million for the three months ended March 31, 1996 compared to $39 million for the three months ended March 31, 1995. Selling, general and administrative expenses as a percentage of revenues were 27% for both for the three months ended March 31, 1996 and 1995. Selling, general and administrative expenses consist primarily of staff compensation, advertising and occupancy costs, most of which generally follow changes in revenues.

    The Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although management believes that goodwill has an unlimited life, the Company amortizes these costs over 40 years. Management believes that its strategy of making acquisitions of established companies in established markets and maintaining its presence in these markets preserves the goodwill for an indeterminate period. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets exists at March 31, 1996. Intangible assets represented 49% of total assets and 64% of total stockholders' equity at March 31, 1996.

    Interest income for the three months ended March 31, 1996 and 1995 was $544,000 and $99,000, respectively. Interest expense for the three months ended March 31, 1996 and 1995 was $156,000 and $199,000, respectively. These changes reflect an increase in cash and cash equivalents and a decrease in outstanding indebtedness.

    The provision for income taxes for the three months ended March 31, 1996, was 41% compared to 42% of income before taxes for the same period in 1995. The decrease in 1996 is the result of a smaller percentage of non-deductible intangible expenses relative to income.

    LIQUIDITY AND CAPITAL RESOURCES

    The change in the Company's liquidity during the three months ended March 31, 1996 is the net effect of funds generated by operations and the funds used for the personnel services acquisitions, capital expenditures and principal payments on outstanding notes payable. No open market purchases of the Company's stock were made during the three months ended March 31, 1996. For the three months ended March 31, 1996, the Company generated $12.3 million from operations, used $2.3 million in investing activities and used $1.2 million in financing activities.

    The Company's working capital at March 31, 1996 included $50.2 million in cash and cash equivalents. In addition at March 31, 1996, the Company had available $74.5 million of its $77.5 million bank revolving line of credit. The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company, the Company's fixed payments and other obligations on both a short and long term basis. As of March 31, 1996, the Company had no material capital commitments. The Company's revolving bank line has scheduled reductions in availability through 2001 when the agreement terminates.

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

    In 1996, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The adoption of SFAS No. 121 did not have a material impact upon the Company's financial statements.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

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

Date: October 10, 1996