Form 10-Q/A
period 1996-06-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 1996-10-10
CIK 315213

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                    ASSETS:

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1996          1995
                                                                                        -----------  ------------
                                                                                        (UNAUDITED)
Cash and cash equivalents.............................................................   $  56,527    $   41,346
Accounts receivable, less allowances of $3,599 and $3,067.............................     102,337        84,955
Other current assets..................................................................      12,103         7,349
                                                                                        -----------  ------------
    Total current assets..............................................................     170,967       133,650
Intangible assets, less accumulated amortization of $35,717 and $33,071...............     160,919       155,441
Other assets..........................................................................      16,292        12,049
                                                                                        -----------  ------------
    Total assets......................................................................   $ 348,178    $  301,140
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses.................................................   $  15,127    $   12,631
Accrued payroll costs.................................................................      47,476        33,853
Income taxes payable..................................................................       3,067         5,157
Current portion of notes payable and other indebtedness...............................       2,114         4,239
                                                                                        -----------  ------------
    Total current liabilities.........................................................      67,784        55,880
Notes payable and other indebtedness, less current portion............................       2,604         1,486
Deferred income taxes.................................................................      15,746        15,844
                                                                                        -----------  ------------
    Total liabilities.................................................................      86,134        73,210

                                              STOCKHOLDERS' EQUITY:
Common stock, $.001 par value authorized 100,000,000 shares; issued and outstanding
  58,741,516 and 57,784,622 shares....................................................          59            58
Capital surplus.......................................................................     125,357        99,768
Deferred compensation.................................................................     (25,820)       (9,642)
Accumulated translation adjustments...................................................        (225)           51
Retained earnings.....................................................................     162,673       137,695
                                                                                        -----------  ------------
    Total stockholders' equity........................................................     262,044       227,930
                                                                                        -----------  ------------
    Total liabilities and stockholders' equity........................................   $ 348,178    $  301,140
                                                                                        -----------  ------------
                                                                                        -----------  ------------

     All shares and amounts have been restated to retroactively reflect the two-for-one stock split effected in the form of a stock dividend in June 1996.
        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                          JUNE 30,                JUNE 30,
                                                                   ----------------------  ----------------------
                                                                      1996        1995        1996        1995
                                                                   ----------  ----------  ----------  ----------
                                                                        (UNAUDITED)             (UNAUDITED)
Net service revenues.............................................  $  210,649  $  148,570  $  406,888  $  293,309
Direct costs of services, consisting of payroll, payroll taxes
  and insurance costs for temporary employees....................     126,728      90,838     246,325     179,538
                                                                   ----------  ----------  ----------  ----------
Gross margin.....................................................      83,921      57,732     160,563     113,771
Selling, general and administrative expenses.....................      58,906      40,608     112,150      79,893
Amortization of intangible assets................................       1,361       1,154       2,669       2,306
Net interest (income)/expense....................................        (580)        (83)       (968)         17
                                                                   ----------  ----------  ----------  ----------
Income before income taxes.......................................      24,234      16,053      46,712      31,555
Provision for income taxes.......................................      10,010       6,703      19,249      13,200
                                                                   ----------  ----------  ----------  ----------
Net income.......................................................  $   14,224  $    9,350  $   27,463  $   18,355
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Net income per share.............................................  $      .23  $      .16  $      .45  $      .31
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

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

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                               1996        1995
                                                                                            ----------  ----------
                                                                                                 (UNAUDITED)
COMMON STOCK--SHARES:
  Balance at beginning of period..........................................................      57,784      56,304
  Issuance of restricted stock, net.......................................................         635         276
  Repurchases of common stock.............................................................         (90)       (166)
  Exercise of stock options...............................................................         425         343
                                                                                            ----------  ----------
    Balance at end of period..............................................................      58,754      56,757
                                                                                            ----------  ----------
                                                                                            ----------  ----------
COMMON STOCK--PAR VALUE:
  Balance at beginning of period..........................................................  $       58  $       56
  Exercises of stock options..............................................................           1      --
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $       59  $       56
                                                                                            ----------  ----------
                                                                                            ----------  ----------
CAPITAL SURPLUS:
  Balance at beginning of period..........................................................  $   99,768  $   82,627
  Issuance of restricted stock, net--excess over par value................................      18,899       3,268
  Exercises of stock options--excess over par value.......................................       1,805       1,185
  Tax benefits from exercises of stock options............................................       4,885       1,158
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $  125,357  $   88,238
                                                                                            ----------  ----------
                                                                                            ----------  ----------
DEFERRED COMPENSATION:
  Balance at beginning of period..........................................................  $   (9,642) $   (5,533)
  Issuance of restricted stock, net.......................................................     (18,899)     (3,268)
  Amortization of deferred compensation...................................................       2,721       1,323
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $  (25,820) $   (7,478)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
ACCUMULATED TRANSLATION ADJUSTMENTS:
  Balance at beginning of period..........................................................  $       51  $     (541)
  Translation adjustments.................................................................        (276)        388
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $     (225) $     (153)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
RETAINED EARNINGS:
  Balance at beginning of period..........................................................  $  137,695  $  100,386
  Repurchases of common stock--excess over par value......................................      (2,485)     (1,807)
  Net income..............................................................................      27,463      18,355
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $  162,673  $  116,934
                                                                                            ----------  ----------
                                                                                            ----------  ----------

     All shares and amounts have been restated to retroactively reflect the two-for-one stock split effected in the form of a stock dividend in June 1996.
        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                               1996        1995
                                                                                            ----------  ----------
                                                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................................  $   27,463  $   18,355
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of intangible assets.......................................................       2,669       2,306
  Depreciation expense....................................................................       2,540       1,531
  Deferred income taxes...................................................................      (1,513)      1,325
  Changes in assets and liabilities, net of effects of acquisitions:
    Increase in accounts receivable.......................................................     (17,033)    (10,838)
    Increase in accounts payable, accrued expenses and accrued payroll costs..............      11,821       9,331
    Increase (decrease) in income taxes payable...........................................      (2,090)      2,181
    Change in other assets, net of change in other liabilities............................        (734)      1,305
                                                                                            ----------  ----------
    Total adjustments.....................................................................      (4,340)      7,141
                                                                                            ----------  ----------
Net cash and cash equivalents provided by operating activities............................      23,123      25,496
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired......................................................      (1,725)       (226)
  Capital expenditures....................................................................      (6,791)     (3,464)
                                                                                            ----------  ----------
Cash and cash equivalents used in investing activities....................................      (8,516)     (3,690)
CASH FLOWS USED IN FINANCING ACTIVITIES:
  Repurchases of common stock or common stock equivalents.................................      (2,485)     (1,807)
  Principal payments on notes payable and other indebtedness..............................      (3,632)     (1,057)
  Proceeds and tax benefits from exercise of stock options................................       6,691       2,343
                                                                                            ----------  ----------
Net cash and cash equivalents provided by (used in) financing activities..................         574        (521)
                                                                                            ----------  ----------
Net decrease in cash and cash equivalents.................................................      15,181      21,285
Cash and cash equivalents at beginning of period..........................................      41,346       2,638
                                                                                            ----------  ----------
Cash and cash equivalents at end of period................................................  $   56,527  $   23,923
                                                                                            ----------  ----------
                                                                                            ----------  ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest................................................................................  $      332  $      311
  Income taxes............................................................................      17,055       6,072
Acquisitions:
  Fair value of assets acquired--
    Intangible assets.....................................................................  $    4,155  $      207
    Other.................................................................................         445          28
  Liabilities incurred--
    Notes payable and contracts...........................................................      (2,625)         (9)
    Other.................................................................................        (250)     --
                                                                                            ----------  ----------
  Cash paid, net of cash acquired.........................................................  $    1,725  $      226
                                                                                            ----------  ----------
                                                                                            ----------  ----------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996

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

NOTE B--STOCK SPLIT

    In June 1996, the Company effected a two-for-one stock split in the form of a stock dividend. All share and per share amounts in the financial statements have been restated to retroactively reflect the two-for-one stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS FOR EACH OF THE THREE MONTHS AND SIX MONTHS ENDED JUNE
     30, 1996 AND 1995

    Temporary services revenues were $194 million and $135 million for the three months ended June 30, 1996 and 1995, respectively, increasing by 44% during the three months ended June 30, 1996 compared to the same period in 1995. Temporary services revenues were $374 million and $268 million for the six months ended June 30, 1996 and 1995, respectively, increasing by 40% during the six months ended June 30, 1996 compared to the same period in 1995. Permanent placement revenues were $17 million and $13 million for the three months ended June 30, 1996 and 1995, respectively, increasing by 31% during the three months ended June 30, 1996 compared to the same period in 1995. Permanent placement revenues were $33 million and $25 million for the six months ended June 30, 1996 and 1995, respectively, increasing by 32% during the six months ended June 30, 1996 compared to the same period in 1995. Overall revenue increases reflect continued improvement in demand for the Company's services, which the Company believes is a result of increased acceptance in the use of professional staffing services. Revenues from companies acquired during the six months ended June 30, 1996 were not material.

    The Company currently has more than 190 offices in 36 states and five foreign countries. Domestic operations represented 91% and 90% of revenues the three and six months ended June 30, 1996, respectively, and 90% of revenues for both the three and six months ended June 30, 1995. Foreign operations represented 9% and 10% of revenues for both the three and six months ended June 30, 1996, respectively, and 10% of revenues for both the three and six months ended June 30, 1995.

    Gross margin dollars from the Company's temporary services represent revenues less direct costs of services, which consists of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for the Company's temporary services were $67 million and $128 million for the three and six months ended June 30, 1996, respectively, compared to $45 million and $89 million for the comparable periods in 1995, increasing by 49% and 44% for the three and six months ended June 30, 1996, respectively. Gross margin amounts equaled 35% and 34% of revenues for temporary services for the three and six months ended June 30, 1996, respectively, compared to 33% of temporary service revenues for both the three and six months ended June 30, 1995 which the Company believes reflects its ability to adjust billing rates and wage rates to underlying market conditions. Gross margin dollars for the Company's permanent placement division were $17 million and $33 million for the three and six months ended June 30, 1996, respectively, compared to $13 million and $25 million for the comparable periods in 1995, increasing by 31% and 32% for the three and six months ended June 30, 1996, respectively.

    Selling, general and administrative expenses were $59 million and $112 million for the three and six months ended June 30, 1996, respectively, compared to approximately $41 million and $80 million during the three and six months ended June 30, 1995, respectively. Selling, general and administrative expenses as a percentage of revenues were 28% in both the three and six months ended June 30, 1996 compared to 28% and 27% for the three and six months ended June 30, 1995, respectively. Selling, general and administrative expenses consist primarily of staff compensation, advertising and occupancy costs, most of which generally follow changes in revenues.

    The Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although management believes that goodwill has an unlimited life, the Company amortizes these costs over 40 years. Management believes that its strategy of making acquisitions of established companies in established markets and maintaining its presence in these markets preserves the goodwill for an indeterminate period. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at June 30, 1996. Intangible assets represented 46% of total assets and 61% of total stockholders' equity at June 30, 1996.

    Interest income for the three months ended June 30, 1996 and 1995 was $679,000 and $259,000, respectively, while interest expense for the three months ended June 30, 1996 and 1995 was $99,000 and $176,000, respectively. Interest income for the six months ended June 30, 1996 and 1995 was $1,223,000 and $358,000, respectively, while interest expense for the six months ended June 30, 1996 and 1995 was $255,000 and $375,000, respectively. These changes reflect an increase in cash and cash equivalents and a decrease in outstanding indebtedness.

    The provision for income taxes for both the three and six months ended June 30, 1996 was 41% compared to 42% of income before taxes for the same periods in 1995. The decrease in 1996 is the result of a smaller percentage of non-deductible intangible expenses relative to income.

    LIQUIDITY AND CAPITAL RESOURCES

    The change in the Company's liquidity during six months ended June 30, 1996 is the net effect of funds generated by operations and the funds used for the personnel services acquisitions, capital expenditures and principal payments on outstanding notes payable. No open market purchases of the Company's stock were made during the six months ended June 30, 1996. For the six months ended June 30, 1996, the Company generated $23.1 million from operations, used $8.5 million in investing activities and provided $.6 million by financing activities.

    The Company's working capital at June 30, 1996 included $56.5 million in cash and cash equivalents. In addition at June 30, 1996, the Company had available $71.3 million of its $77.5 million bank revolving line of credit. The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company, the Company's fixed payments and other obligations on both a short and long term basis. As of June 30, 1996, the Company had no material capital commitments. The Company's revolving bank line has scheduled reductions in availability through 2001 when the agreement terminates.

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

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ROBERT HALF INTERNATIONAL INC.
                                                    (Registrant)

                                          By         /s/ M. KEITH WADDELL

                                            ------------------------------------

                                                     M. Keith Waddell,
                                                SENIOR VICE PRESIDENT, CHIEF
                                                        FINANCIAL
                                                   OFFICER AND TREASURER
                                                (PRINCIPAL FINANCIAL OFFICER
                                               AND DULY AUTHORIZED SIGNATORY)

Date: October 10, 1996