Form 10-Q
period 1996-09-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 1996-11-13
CIK 315213

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                                ---------------

           (MARK ONE)

    /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
             PERIOD ENDED SEPTEMBER 30, 1996

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

       Registrant's telephone number, including area code: (415) 234-6000

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1996:

               59,489,478 shares of $.001 par value Common Stock

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                    ASSETS:

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1996           1995
                                                                                      -------------  ------------
                                                                                       (UNAUDITED)
Cash and cash equivalents...........................................................   $    71,011    $   41,346
Accounts receivable, less allowances of $3,809 and $3,067...........................       112,058        84,955
Other current assets................................................................        11,165         7,349
                                                                                      -------------  ------------
    Total current assets............................................................       194,234       133,650
Intangible assets, less accumulated amortization of $37,072 and $33,071.............       159,611       155,441
Other assets........................................................................        20,935        12,049
                                                                                      -------------  ------------
    Total assets....................................................................   $   374,780    $  301,140
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses...............................................   $    14,205    $   12,631
Accrued payroll costs...............................................................        53,761        33,853
Income taxes payable................................................................          (979)        5,157
Current portion of notes payable and other indebtedness.............................         2,114         4,239
                                                                                      -------------  ------------
    Total current liabilities.......................................................        69,101        55,880
Notes payable and other indebtedness, less current portion..........................         2,604         1,486
Deferred income taxes...............................................................        16,261        15,844
                                                                                      -------------  ------------
    Total liabilities...............................................................        87,966        73,210

                                              STOCKHOLDERS' EQUITY:
Common stock, $.001 par value authorized 100,000,000 shares; issued and outstanding
  59,602,468 and 57,784,622 shares..................................................            60            58
Capital surplus.....................................................................       138,372        99,768
Deferred compensation...............................................................       (29,272)       (9,642)
Accumulated translation adjustments.................................................          (213)           51
Retained earnings...................................................................       177,867       137,695
                                                                                      -------------  ------------
    Total stockholders' equity......................................................       286,814       227,930
                                                                                      -------------  ------------
    Total liabilities and stockholders' equity......................................   $   374,780    $  301,140
                                                                                      -------------  ------------
                                                                                      -------------  ------------

     All shares and amounts have been restated to retroactively reflect the two-for-one stock split effected in the form of a stock dividend in June 1996.
        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                                   ----------------------  ----------------------
                                                                      1996        1995        1996        1995
                                                                   ----------  ----------  ----------  ----------
                                                                        (UNAUDITED)             (UNAUDITED)
Net service revenues.............................................  $  232,950  $  159,303  $  639,838  $  452,612
Direct costs of services, consisting of payroll, payroll taxes
  and insurance costs for temporary employees....................     141,162      97,107     387,487     276,645
                                                                   ----------  ----------  ----------  ----------
Gross margin.....................................................      91,788      62,196     252,351     175,967
Selling, general and administrative expenses.....................      63,983      43,358     176,133     123,251
Amortization of intangible assets................................       1,356       1,190       4,025       3,496
Interest income..................................................        (609)       (217)     (1,577)       (200)
                                                                   ----------  ----------  ----------  ----------
Income before income taxes.......................................      27,058      17,865      73,770      49,420
Provision for income taxes.......................................      11,112       7,402      30,361      20,603
                                                                   ----------  ----------  ----------  ----------
Net income.......................................................  $   15,946  $   10,463  $   43,409  $   28,817
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Net income per share.............................................  $      .26  $      .18  $      .71  $      .49
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

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

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                            ----------------------
                                                                                               1996        1995
                                                                                            ----------  ----------
                                                                                                 (UNAUDITED)
COMMON STOCK--SHARES:
  Balance at beginning of period..........................................................      57,784      56,304
  Issuance of restricted stock, net.......................................................         636         296
  Issuance of common stock for acquisitions...............................................         362      --
  Repurchases of common stock.............................................................        (175)       (194)
  Exercises of stock options..............................................................         995         774
                                                                                            ----------  ----------
    Balance at end of period..............................................................      59,602      57,180
                                                                                            ----------  ----------
                                                                                            ----------  ----------
COMMON STOCK--PAR VALUE:
  Balance at beginning of period..........................................................  $       58  $       56
  Issuance of restricted stock, net.......................................................           1      --
  Exercises of stock options..............................................................           1           1
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $       60  $       57
                                                                                            ----------  ----------
                                                                                            ----------  ----------
CAPITAL SURPLUS:
  Balance at beginning of period..........................................................  $   99,768  $   82,655
  Issuance of restricted stock, net--excess over par value................................      24,335       3,290
  Exercises of stock options--excess over par value.......................................       3,577       2,498
  Tax benefits from exercises of stock options............................................      10,692       2,444
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $  138,372  $   90,887
                                                                                            ----------  ----------
                                                                                            ----------  ----------
DEFERRED COMPENSATION:
  Balance at beginning of period..........................................................  $   (9,642) $   (5,533)
  Issuance of restricted stock, net.......................................................     (24,336)     (3,290)
  Amortization of deferred compensation...................................................       4,706       1,973
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $  (29,272) $   (6,850)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
ACCUMULATED TRANSLATION ADJUSTMENTS:
  Balance at beginning of period..........................................................  $       51  $     (541)
  Translation adjustments.................................................................        (264)        722
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $     (213) $      181
                                                                                            ----------  ----------
                                                                                            ----------  ----------
RETAINED EARNINGS:
  Balance at beginning of period..........................................................  $  137,695  $  100,386
  Issuance of common stock for acquisition................................................       1,285      --
  Repurchases of common stock--excess over par value......................................      (4,522)     (1,884)
  Net income..............................................................................      43,409      28,817
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $  177,867  $  127,319
                                                                                            ----------  ----------
                                                                                            ----------  ----------

     All shares and amounts have been restated to retroactively reflect the two-for-one stock split effected in the form of a stock dividend in June 1996.
        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                            ----------------------
                                                                                               1996        1995
                                                                                            ----------  ----------
                                                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................................  $   43,409  $   28,817
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of intangible assets.......................................................       4,025       3,496
  Depreciation expense....................................................................       4,396       2,489
  Deferred income taxes...................................................................      (1,128)      1,069
  Changes in assets and liabilities, net of effects of acquisitions:
    Increase in accounts receivable.......................................................     (25,530)    (19,252)
    Increase in accounts payable, accrued expenses and accrued payroll costs..............      20,934      13,520
    Increase (decrease) in income taxes payable...........................................      (6,136)      2,182
    Change in other assets, net of change in other liabilities............................      (2,081)      1,987
                                                                                            ----------  ----------
    Total adjustments.....................................................................      (5,520)      5,491
                                                                                            ----------  ----------
Net cash and cash equivalents provided by operating activities............................      37,889      34,308
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired......................................................      (1,038)     (1,024)
  Capital expenditures....................................................................     (13,302)     (5,957)
                                                                                            ----------  ----------
Cash and cash equivalents used in investing activities....................................     (14,340)     (6,981)
CASH FLOWS USED IN FINANCING ACTIVITIES:
  Repurchases of common stock or common stock equivalents.................................      (4,522)     (1,884)
  Principal payments on notes payable and other indebtedness..............................      (3,632)     (1,292)
  Proceeds and tax benefits from exercise of stock options................................      14,270       4,943
                                                                                            ----------  ----------
Net cash and cash equivalents provided by financing activities............................       6,116       1,767
                                                                                            ----------  ----------
Net decrease in cash and cash equivalents.................................................      29,665      29,094
Cash and cash equivalents at beginning of period..........................................      41,346       2,638
                                                                                            ----------  ----------
Cash and cash equivalents at end of period................................................  $   71,011  $   31,732
                                                                                            ----------  ----------
                                                                                            ----------  ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest................................................................................  $      434  $      384
  Income taxes............................................................................  $   25,923  $    6,393
Acquisitions:
  Assets acquired--
    Intangible assets.....................................................................  $    4,155  $    4,697
    Other.................................................................................       1,713         753
  Liabilities incurred--
    Notes payable and contracts...........................................................      (2,625)     (2,800)
    Other.................................................................................        (920)     (1,626)
  Common stock issued.....................................................................      (1,285)     --
                                                                                            ----------  ----------
  Cash paid, net of cash acquired.........................................................  $    1,038  $    1,024
                                                                                            ----------  ----------
                                                                                            ----------  ----------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

                                  (UNAUDITED)

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

    The interim results for the three and nine months ended September 30, 1996, and 1995 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

    INTANGIBLE ASSETS. Intangible assets represent the cost of acquired companies in excess of the fair market value of their net tangible assets at the acquisition date, and are being amortized on a straight-line basis over a period of 40 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets exist at September 30, 1996.

    INCOME TAXES. Deferred taxes are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate.

    FOREIGN CURRENCY TRANSLATION. Foreign income statement items are translated at the monthly average exchange rates prevailing during the period. Foreign balance sheets are translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as part of Stockholders'

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

                                  (UNAUDITED)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of income.

    USE OF ESTIMATES. The preparation of financial statements in comformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

NOTE B--STOCK SPLIT

    In June 1996, the Company effected a two-for-one stock split in the form of a stock dividend. All share and per share amounts in the financial statements have been restated to retroactively reflect the two-for-one stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS FOR EACH OF THE THREE MONTHS AND NINE MONTHS ENDED
     SEPTEMBER 30, 1996 AND 1995

    Temporary services revenues were $215 million and $146 million for the three months ended September 30, 1996 and 1995, respectively, increasing by 47% during the three months ended September 30, 1996 compared to the same period in 1995. Temporary services revenues were $589 million and $414 million for the nine months ended September 30, 1996 and 1995, respectively, increasing by 42% during the nine months ended September 30, 1996 compared to the same period in 1995. Permanent placement revenues were $18 million and $13 million for the three months ended September 30, 1996 and 1995, respectively, increasing by 38% during the three months ended September 30, 1996 compared to the same period in 1995. Permanent placement revenues were $51 million and $38 million for the nine months ended September 30, 1996 and 1995, respectively, increasing by 34% during the nine months ended September 30, 1996 compared to the same period in 1995. Overall revenue increases reflect continued improvement in demand for the Company's services, which the Company believes is a result of increased acceptance in the use of professional staffing services. Revenues from companies acquired during the nine months ended September 30, 1996 were not material.

    The Company currently has more than 190 offices in 36 states and five foreign countries. Domestic operations represented 91% of revenues for both the three and nine months ended September 30, 1996, and 90% of revenues for both the three and nine months ended September 30, 1995. Foreign operations represented 9% of revenues for both the three and nine months ended September 30, 1996, and 10% of revenues for both the three and nine months ended September 30, 1995.

    Gross margin dollars from the Company's temporary services represent revenues less direct costs of services, which consists of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for the Company's temporary services were $74 million and $202 million for the three and nine months ended September 30, 1996, respectively, compared to $49 million and $138 million for the comparable periods in 1995, increasing by 51% and 46% for the three and nine months ended September 30, 1996, respectively. Gross margin amounts equaled 34% of revenues for temporary services for both the three and nine months ended September 30, 1996, compared to 34% and 33% of temporary service revenues for the three and nine months ended September 30, 1995, respectively, which the Company believes reflects its ability to adjust billing rates and wage rates to underlying market conditions. Gross margin dollars for the Company's permanent placement division were $18 million and $51 million for the three and nine months ended September 30, 1996, respectively, compared to $13 million and $38 million for the comparable periods in 1995, increasing by 38% and 34% for the three and nine months ended September 30, 1996, respectively.

    Selling, general and administrative expenses were $64 million and $176 million for the three and nine months ended September 30, 1996, respectively, compared to approximately $43 million and $123 million during the three and nine months ended September 30, 1995, respectively. Selling, general and administrative expenses as a percentage of revenues were 27% and 28% for the three and nine months ended September 30, 1996, respectively, compared to 27% for the same periods in 1995. Selling, general and administrative expenses consist primarily of staff compensation, advertising and occupancy costs, most of which generally follow changes in revenues.

    The Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although management believes that goodwill has an unlimited life, the Company amortizes these costs over 40 years. Management believes that its strategy of making acquisitions of established companies in established markets and maintaining its presence in these markets preserves the goodwill for an indeterminate period. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at September 30, 1996. Intangible assets represented 43% of total assets and 56% of total stockholders' equity at September 30, 1996.

    Interest income for the three months ended September 30, 1996 and 1995 was $783,000 and $381,000, respectively, while interest expense for the three months ended September 30, 1996 and 1995 was $174,000 and $164,000, respectively. Interest income for the nine months ended September 30, 1996 and 1995 was $2,006,000 and $739,000, respectively, while interest expense for the nine months ended September 30, 1996 and 1995 was $429,000 and $539,000, respectively. These changes reflect an increase in cash and cash equivalents and a decrease in outstanding indebtedness.

    The provision for income taxes for both the three and nine months ended September 30, 1996 was 41% compared to 41% for the three months ended September 30, 1995 and 42% for the nine months ended September 30, 1995. The decrease for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 is the result of a smaller percentage of non-deductible intangible expenses relative to income.

    LIQUIDITY AND CAPITAL RESOURCES

    The change in the Company's liquidity during nine months ended September 30, 1996 is the net effect of funds generated by operations and the funds used for the personnel services acquisitions, capital expenditures and principal payments on outstanding notes payable. For the nine months ended September 30, 1996, the Company generated $37.9 million from operations, used $14.3 million in investing activities and provided $6.1 million by financing activities.

    The Company's working capital at September 30, 1996 included $71.0 million in cash and cash equivalents. In addition at September 30, 1996, the Company had available $68.8 million of its $75 million bank revolving line of credit. The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company, the Company's fixed payments and other obligations on both a short and long term basis. As of September 30, 1996, the Company had no material capital commitments. The Company's revolving bank line has scheduled reductions in availability through 2001 when the agreement terminates.

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

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None

ITEM 2. CHANGES IN SECURITIES

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

 EXHIBIT NO.
-------------
        3.1    Restated Certificate of Incorporation.

        4.1    Restated Certificate of Incorporation (filed as Exhibit 3.1).

       10.1    Outside Directors' Option Plan.

       10.2    1989 Restricted Stock Plan.

       10.3    StockPlus Plan.

       10.4    1993 Incentive Plan.

       10.5    1985 Stock Option Plan.

         11    Computation of Per Share Earnings.

         27    Financial Data Schedules.

    (b) The registrant filed no current report of Form 8-K during the quarter covered by this report.

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

                                          ROBERT HALF INTERNATIONAL INC.
                                                    (Registrant)

                                          By         /s/ M. KEITH WADDELL

                                            ------------------------------------

                                                     M. Keith Waddell,
                                                SENIOR VICE PRESIDENT, CHIEF
                                                        FINANCIAL
                                                   OFFICER AND TREASURER
                                                (PRINCIPAL FINANCIAL OFFICER
                                               AND DULY AUTHORIZED SIGNATORY)

Date: November 13, 1996

                               INDEX TO EXHIBITS

                                                                                               SEQUENTIALLY
   NUMBER      EXHIBIT                                                                         NUMBERED PAGE
-------------  ---------------------------------------------------------------------------  -------------------
        3.1    Restated Certificate of Incorporation.

        4.1    Restated Certificate of Incorporation (filed as Exhibit 3.1).

       10.1    Outside Directors' Option Plan.

       10.2    1989 Restricted Stock Plan.

       10.3    StockPlus Plan.

       10.4    1993 Incentive Plan.

       10.5    1985 Stock Option Plan.

         11    Computation of Per Share Earnings.

         27    Financial Data Schedules.