Form 10-K405
period 1996-12-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 1997-03-21
CIK 315213

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

       Registrant's telephone number, including area code: (415) 234-6000
                            ------------------------

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

                                      None
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of February 28, 1997, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $2,262,309,000 based on the closing sale price on that date. This amount excludes the market value of 5,673,627 shares of Common Stock held by registrant's directors and officers and their affiliates.

    As of February 28, 1997, there were outstanding 60,023,397 shares of the registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement to be mailed to stockholders in connection with the registrant's annual meeting of stockholders, scheduled to be held in May 1997, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be part of this report.

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

    The Company's business was originally founded in 1948. Prior to 1986, the Company was primarily a franchisor of ACCOUNTEMPS and ROBERT HALF offices. Beginning in 1986, the Company and its current management embarked on a strategy of acquiring franchised locations and other local or regional independent providers of specialized temporary service personnel. The Company has acquired all but three of the ACCOUNTEMPS and ROBERT HALF franchises in 47 separate transactions, and has acquired 17 other local or regional providers of specialized temporary service personnel. Since 1986, the Company has significantly expanded operations at many of the acquired locations and has opened many new locations. The Company believes that direct ownership of offices allows it to better monitor and protect the image of the ACCOUNTEMPS and ROBERT HALF names, promotes a more consistent and higher level of quality and service throughout its network of offices and improves profitability by centralizing many of its administrative functions. The Company currently has more than 200 offices in 37 states and 5 foreign countries and placed approximately 129,000 employees on temporary assignment with clients in 1996.

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

OFFICETEAM

    The Company's OFFICETEAM division, which commenced operations in 1991, places temporary and permanent office and administrative personnel, ranging from word processors to office managers, from over 150 locations in the United States and Canada. OFFICETEAM operates in much the same fashion as the ACCOUNTEMPS and ROBERT HALF divisions.

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

RHI CONSULTING

    The Company's RHI CONSULTING division, which commenced operations in 1994, specializes in providing information technology contract consultants in areas ranging from multiple platform systems integration to end-user support, including specialists in programming, networking, systems integration, database design and help desk support. RHI Consulting conducts its activities from over 60 locations in the United States, Canada and Europe.

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

ORGANIZATION

    Management of the Company's operations is coordinated from its headquarters in Menlo Park, California. The Company's headquarters provides support and centralized services to its offices in the administrative, marketing, accounting, training and legal areas, particularly as it relates to the standardization of the operating procedures of its offices. The Company has more than 200 offices in 37 states and five foreign countries. Office managers are responsible for most activities of their offices, including sales, local advertising and marketing and recruitment.

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

EMPLOYEES

    The Company has approximately 2,900 full-time staff employees. The Company's offices placed approximately 129,000 employees on temporary assignments with clients during 1996. Temporary employees placed by the Company are the Company's employees for all purposes while they are working on assignments. The Company pays the related costs of employment, such as workers' compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company provides voluntary health insurance coverage to interested temporary employees.

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

    Information about foreign operations is contained in Note M of Notes to Consolidated Financial Statements in Item 8. The Company does not have export sales.

ITEM 2.  PROPERTIES

    The Company's headquarters is located in Menlo Park, California. Placement activities are conducted through more than 200 offices located in the United States, Canada, the United Kingdom, Belgium, France and the Netherlands. All of the offices are leased.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is listed for trading on the New York Stock Exchange under the symbol "RHI". On December 31, 1996, there were approximately 1,600 holders of record of the Common Stock.

    Following is a list by fiscal quarters of the sales prices of the stock as quoted on the New York Stock Exchange, adjusted, as appropriate, to reflect the two-for-one stock split effected in the form of a stock dividend in June 1996:

                                            SALES PRICES
                                        --------------------
      1996                                HIGH        LOW
      --------------------------------  --------   ---------
      4th Quarter.....................  $41 1/2    $32 5/8
      3rd Quarter.....................  $40 1/4    $24 1/8
      2nd Quarter.....................  $30 7/16   $24 3/8
      1st Quarter.....................  $24 7/8    $19 1/2


                                            SALES PRICES
                                        --------------------
      1995                                HIGH        LOW
      --------------------------------  --------   ---------
      4th Quarter.....................  $22 5/16   $15 15/16
      3rd Quarter.....................  $17 15/16  $12 5/8
      2nd Quarter.....................  $14 5/16   $ 9 13/16
      1st Quarter.....................  $13 5/16   $10 1/2

    No cash dividends were paid in 1996 or 1995. The Company, as it deems appropriate, may continue to retain all earnings for use in its business or may consider paying a dividend in the future.

ITEM 6. SELECTED FINANCIAL DATA

    Following is a table of selected financial data of the Company for the last five years:

                                                                        YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1996        1995        1994        1993        1992
                                                       ----------  ----------  ----------  ----------  ----------
                                                                             (IN THOUSANDS)
INCOME STATEMENT DATA:
Net service revenues.................................  $  898,635  $  628,526  $  446,328  $  306,166  $  220,179
Direct costs of services, consisting of payroll,
 payroll taxes and insurance costs for temporary
 employees...........................................     545,343     384,449     273,327     188,292     131,875
                                                       ----------  ----------  ----------  ----------  ----------
Gross margin.........................................     353,292     244,077     173,001     117,874      88,304
Selling, general and administrative expenses.........     246,485     170,684     121,640      88,074      72,136
Amortization of intangible assets....................       5,405       4,767       4,584       4,251       3,961
Interest (income) expense............................      (2,243)       (463)      1,570       3,992       4,301
                                                       ----------  ----------  ----------  ----------  ----------
Income before income taxes...........................     103,645      69,089      45,207      21,557       7,906
Provision for income taxes...........................      42,543      28,791      19,090       9,834       3,524
                                                       ----------  ----------  ----------  ----------  ----------
Net income...........................................  $   61,102  $   40,298  $   26,117  $   11,723  $    4,382
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------

                                                                        YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1996        1995        1994        1993        1992
                                                       ----------  ----------  ----------  ----------  ----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME PER SHARE:....................................  $     1.00  $      .68  $      .46  $      .23  $      .09
WEIGHTED AVERAGE NUMBER OF SHARES:...................      61,178      59,417      56,969      50,520      48,014

                                                                              DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1996        1995        1994        1993        1992
                                                       ----------  ----------  ----------  ----------  ----------
                                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Intangible assets, net...............................  $  174,663  $  155,441  $  152,824  $  152,156  $  143,757
Total assets.........................................     416,012     301,140     227,761     204,598     181,999
Debt financing.......................................       6,611       5,725       4,214      32,740      61,855
Stockholders' equity.................................     308,445     227,930     176,995     133,602      90,972

    All shares and per share amounts have been restated to retroactively reflect the two-for-one stock splits effected in the form of a stock dividend in both June 1996 and August 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1996

    Temporary services revenues were $829 million, $577 million and $406 million for the years ended December 31, 1996, 1995 and 1994, respectively, increasing by 44% during 1996 and 42% during 1995. The increase in revenues during these periods reflected in part revenues generated from the Company's OFFICETEAM-REGISTERED TRADEMARK- and RHI CONSULTING-REGISTERED TRADEMARK-divisions, which were started in 1991 and 1994, respectively. Permanent placement revenues were $70 million, $52 million and $40 million for the years ended December 31, 1996, 1995 and 1994, respectively, increasing by 35% during 1996 and 30% during 1995. Overall revenue increases reflect continued improvement in demand for the Company's services, which the Company believes is a result of increased acceptance in the use of professional staffing services. Revenues from companies acquired during 1996, 1995 and 1994 were not material.

    The Company currently has more than 200 offices in 37 states and five foreign countries. Domestic operations represented 90% of revenues for both the years ended December 31, 1996 and 1995 and 91% of revenues for the year ended December 31, 1994. Foreign operations represented 10% of revenues for both the years ended December 31, 1996 and 1995 and 9% of revenues for the year ended December 31, 1994.

    Gross margin dollars from the Company's temporary services represent revenues less direct costs of services, which consists of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for the Company's temporary services were $283 million, $192 million and $133 million for the years ended December 31, 1996, 1995 and 1994, respectively, increasing by 47% in 1996 and 44% in 1995. Gross margin amounts equaled 34% of revenues for temporary services for the year ended December 31, 1996, and 33% for both the years ended December 31, 1995 and 1994, which the Company believes reflects its ability to adjust billing rates and wage rates to underlying market conditions. Gross margin dollars for the Company's permanent placement division were $70 million, $52 million and $40 million for each of the years ended December 31, 1996, 1995 and 1994, respectively, increasing by 35% and 30% in 1996 and 1995, respectively.

    Selling, general and administrative expenses were $246 million during 1996 compared to $171 million in 1995 and $122 million in 1994. Selling, general and administrative expenses as a percentage of revenues were 27% in all three of the years ended December 31, 1996, 1995 and 1994. Selling, general and administrative expenses consist primarily of staff compensation, advertising and occupancy costs, most of which generally follow changes in revenues.

    The Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although management believes that goodwill has an unlimited life, the Company amortizes these costs over 40 years. Management believes that its strategy of making acquisitions of established companies in established markets and maintaining its presence in these markets preserves the goodwill for an indeterminate period. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at December 31, 1996. Intangible assets represented 42% of total assets and 57% of total stockholders' equity at December 31, 1996.

    Interest income for the years ended December 31, 1996, 1995 and 1994 was $2,948,000, $1,237,000 and $144,000, respectively. Interest expense for the years ended December 31, 1996, 1995 and 1994 was $705,000, $774,000 and
$1,714,000, respectively. These changes reflect an increase in cash and cash equivalents.

    The provision for income taxes was 41% for the year ended December 31, 1996 and 42% for both the years ended December 31, 1995 and 1994. The decrease in 1996 is the result of a smaller percentage of non-deductible intangible expenses.

    LIQUIDITY AND CAPITAL RESOURCES

    The change in the Company's liquidity during the past three years is the net effect of funds generated by operations and the funds used for the personnel services acquisitions, capital expenditures and principal payments on outstanding notes payable. No open market purchases of the Company's stock were made during the year ended December 31, 1996 and in November 1996 the Company formally terminated its previously approved 2 million share repurchase program. For the year ended December 31, 1996, the Company generated $54 million from operations, used $23 million in investing activities and provided $7 million from financing activities.

    The Company's working capital at December 31, 1996 included $80 million in cash and cash equivalents. In addition at December 31, 1996, the Company had available $66 million of its $75 million bank revolving line of credit. The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company, the Company's fixed payments and other obligations on both a short-and long-term basis. As of December 31, 1996, the Company had no material capital commitments. The Company's revolving bank line has scheduled reductions in availability through 2001 when the agreement terminates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1996        1995
                                                                                            ----------  ----------

                                                     ASSETS:

Cash and cash equivalents.................................................................  $   80,181  $   41,346
Accounts receivable, less allowances of $4,016 and $3,067.................................     125,383      84,955
Other current assets......................................................................      12,184       7,349
                                                                                            ----------  ----------
  Total current assets....................................................................     217,748     133,650
Intangible assets, less accumulated amortization of $39,461 and $33,071...................     174,663     155,441
Other assets..............................................................................      23,601      12,049
                                                                                            ----------  ----------
  Total assets............................................................................  $  416,012  $  301,140
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable and accrued expenses.....................................................  $   15,049  $   12,631
Accrued payroll costs.....................................................................      66,087      33,853
Income taxes payable......................................................................       3,883       5,157
Current portion of notes payable and other indebtedness...................................       1,542       4,239
                                                                                            ----------  ----------
  Total current liabilities...............................................................      86,561      55,880
Notes payable and other indebtedness, less current portion................................       5,069       1,486
Deferred income taxes.....................................................................      15,937      15,844
                                                                                            ----------  ----------
  Total liabilities.......................................................................     107,567      73,210
                                                                                            ----------  ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, $.001 par value, 100,000,000 shares authorized, 59,748,171 and 57,784,622
    shares issued and outstanding in 1996 and 1995, respectively..........................          60          58
  Capital surplus.........................................................................     140,473      99,768
  Deferred compensation...................................................................     (26,802)     (9,642)
  Accumulated translation adjustments.....................................................          23          51
  Retained earnings.......................................................................     194,691     137,695
                                                                                            ----------  ----------
    Total stockholders' equity............................................................     308,445     227,930
                                                                                            ----------  ----------
    Total liabilities and stockholders' equity............................................  $  416,012  $  301,140
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    All share amounts have been restated to retroactively reflect the two-for-one stock split effected in the form of a stock dividend in June 1996.

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1996        1995        1994
                                                                               ----------  ----------  ----------
Net service revenues.........................................................  $  898,635  $  628,526  $  446,328
Direct costs of services, consisting of payroll, payroll taxes and insurance
  costs for temporary employees..............................................     545,343     384,449     273,327
                                                                               ----------  ----------  ----------
Gross margin.................................................................     353,292     244,077     173,001
Selling, general and administrative expenses.................................     246,485     170,684     121,640
Amortization of intangible assets............................................       5,405       4,767       4,584
Interest (income) expense....................................................      (2,243)       (463)      1,570
                                                                               ----------  ----------  ----------
Income before income taxes...................................................     103,645      69,089      45,207
Provision for income taxes...................................................      42,543      28,791      19,090
                                                                               ----------  ----------  ----------
Net income...................................................................  $   61,102  $   40,298  $   26,117
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Income per share.............................................................  $     1.00  $      .68  $      .46
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

    All per share amounts have been restated to retroactively reflect the two-for-one stock split effected in the form of a stock dividend in June 1996.

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                  -------------------------------
                                                                                    1996       1995       1994
                                                                                  ---------  ---------  ---------
COMMON STOCK--SHARES:
  Balance at beginning of period................................................     57,785     56,304     53,674
  Issuance of common stock......................................................     --         --          1,267
  Issuance of restricted stock..................................................        659        468        665
  Repurchases of common stock...................................................       (197)      (228)      (229)
  Exercises of stock options....................................................      1,139      1,241        927
  Issuance of common stock for acquisitions.....................................        362     --         --
                                                                                  ---------  ---------  ---------
    Balance at end of period....................................................     59,748     57,785     56,304
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
COMMON STOCK--PAR VALUE:
  Balance at beginning of period................................................  $      58  $      56  $  53,674
  Issuance of common stock......................................................     --         --              1
  Issuances of restricted stock.................................................          1          1        668
  Repurchases of common stock...................................................     --         --           (118)
  Exercises of stock options....................................................          1          1        427
  Change in par value...........................................................     --         --        (54,596)
                                                                                  ---------  ---------  ---------
    Balance at end of period....................................................  $      60  $      58  $      56
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
CAPITAL SURPLUS:
  Balance at beginning of period................................................  $  99,768  $  82,626  $   6,335
  Issuance of common stock--excess over par value...............................     --         --         12,588
  Issuances of restricted stock--excess over par value..........................     24,019      6,886      4,615
  Exercises of stock options--excess over par value.............................      4,120      3,818      1,948
  Tax benefits from exercises of stock options and restricted stock vesting.....     12,566      6,438      2,544
  Change in par value...........................................................     --         --         54,596
                                                                                  ---------  ---------  ---------
    Balance at end of period....................................................  $ 140,473  $  99,768  $  82,626
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
DEFERRED COMPENSATION:
  Balance at beginning of period................................................  $  (9,642) $  (5,533) $  (2,113)
  Issuances of restricted stock.................................................    (24,020)    (6,887)    (5,283)
  Amortization..................................................................      6,860      2,778      1,863
                                                                                  ---------  ---------  ---------
    Balance at end of period....................................................  $ (26,802) $  (9,642) $  (5,533)
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
ACCUMULATED TRANSLATION ADJUSTMENTS:
  Balance at beginning of period................................................  $      51  $    (541) $    (589)
  Translation adjustments.......................................................        (28)       592         48
                                                                                  ---------  ---------  ---------
    Balance at end of period....................................................  $      23  $      51  $    (541)
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
RETAINED EARNINGS:
  Balance at beginning of period................................................  $ 137,695  $ 100,386  $  76,295
  Issuance of common stock for acquisition......................................      1,285     --         --
  Repurchases of common stock--excess over par value............................     (5,391)    (2,989)    (2,026)
  Net income....................................................................     61,102     40,298     26,117
                                                                                  ---------  ---------  ---------
    Balance at end of period....................................................  $ 194,691  $ 137,695  $ 100,386
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

    1995 and 1994 share amounts have been restated to retroactively reflect the two-for-one stock split effected in the form of a stock dividend in June 1996.

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                    1996       1995        1994
                                                                                  ---------  ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................................................  $  61,102  $  40,298  $   26,117
    Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization of intangible assets.........................................      5,405      4,767       4,584
      Depreciation expense......................................................      6,457      3,564       2,673
      Provision for deferred income taxes.......................................     (1,702)      (683)      1,096
    Changes in assets and liabilities, net of effects of acquisitions:
      Increase (decrease) in accounts receivable................................    (38,565)   (24,289)    (18,292)
      Increase (decrease) in accounts payable, accrued expenses and accrued
        payroll costs...........................................................     17,893     15,106       5,795
      Increase (decrease) in income taxes payable...............................     (1,274)     2,976         389
      Change in other assets, net of change in other liabilities................      5,109        432       2,997
                                                                                  ---------  ---------  ----------
    Total adjustments...........................................................     (6,677)     1,873        (758)
                                                                                  ---------  ---------  ----------
  Net cash and cash equivalents provided by operating activities................     54,425     42,171      25,359
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired............................................     (4,620)    (1,024)     (4,406)
  Capital expenditures..........................................................    (18,027)    (8,417)     (4,768)
                                                                                  ---------  ---------  ----------
  Net cash and cash equivalents used in investing activities....................    (22,647)    (9,441)     (9,174)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net...................................     --         --          12,589
  Borrowings under credit agreement.............................................     --         --         104,900
  Repayments under credit agreement.............................................     --         --        (135,200)
  Principal payments on notes payable and other indebtedness....................     (4,239)    (1,289)       (384)
  Proceeds and tax benefits from exercise of stock options and restricted stock
    vesting.....................................................................     16,687     10,256       4,919
  Repurchases of common stock and common stock equivalents......................     (5,391)    (2,989)     (2,144)
                                                                                  ---------  ---------  ----------
  Net cash and cash equivalents provided by (used in) financing activities......      7,057      5,978     (15,320)
                                                                                  ---------  ---------  ----------
  Net increase in cash and cash equivalents.....................................     38,835     38,708         865
  Cash and cash equivalents at beginning of period..............................     41,346      2,638       1,773
                                                                                  ---------  ---------  ----------
  Cash and cash equivalents at end of period....................................  $  80,181  $  41,346  $    2,638
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest....................................................................  $     521  $     405  $    1,420
    Income taxes................................................................  $  32,163  $  21,853  $   14,609
  Acquisitions:
    Assets acquired--
      Intangible assets.........................................................  $   9,932  $   4,697  $    5,452
      Other.....................................................................      2,180        753       1,694
    Liabilities incurred--
      Notes payable and contracts...............................................     (5,125)    (2,800)     (2,158)
      Other.....................................................................     (1,082)    (1,626)       (582)
    Common stock issued.........................................................     (1,285)    --          --
                                                                                  ---------  ---------  ----------
    Cash paid, net of cash acquired.............................................  $   4,620  $   1,024  $    4,406
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------

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

    PRINCIPLES OF CONSOLIDATION. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances have been eliminated. Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 presentation.

    REVENUE RECOGNITION. Temporary services revenues are recognized when the services are rendered by the Company's temporary employees. Permanent placement revenues are recognized when employment candidates accept offers of permanent employment. Allowances are established to estimate losses due to placed candidates not remaining employed for the Company's guarantee period, typically 90 days.

    CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

    INTANGIBLE ASSETS. Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at acquisition date, which are being amortized on a straight-line basis over a period of 40 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets exists at December 31, 1996.

    INCOME TAXES. Deferred taxes are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rates.

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

NOTE B--ACQUISITIONS

    In July 1986, the Company acquired all of the outstanding stock of Robert Half Incorporated, the franchisor of the ACCOUNTEMPS and ROBERT HALF operations. Subsequently, in 64 separate transactions the Company acquired all of the outstanding stock of certain corporations operating ACCOUNTEMPS and ROBERT HALF franchised offices in the United States, the United Kingdom and Canada as well as other personnel services businesses. The Company has paid approximately $206 million in cash, stock, notes and other indebtedness in these acquisitions, excluding transaction costs and cash acquired.

    These acquisitions were primarily accounted for as purchases, and the excess of cost of the acquired companies in excess of the fair market value of the net tangible assets acquired is being amortized over 40 years using the straight-line method. Results of operations of the acquired companies are included in the Consolidated Statements of Income from the dates of acquisition. The acquisitions made during 1996, 1995 and 1994 had no material pro forma impact on the results of operations.

NOTE C--NOTES PAYABLE AND OTHER INDEBTEDNESS

    The Company issued promissory notes as well as other forms of indebtedness in connection with certain acquisitions. These are due in varying installments, carry varying interest rates and in aggregate amounted to $6,611,000 at December 31, 1996 and $5,725,000 at December 31, 1995. At December 31, 1996, $5,965,000
of the notes was secured by a standby letter of credit (see Note D). The following table shows the schedule of maturities for notes payable and other indebtedness at December 31, 1996 (in thousands):

1997................................................................  $   1,542
1998................................................................      2,370
1999................................................................         46
2000................................................................         53
2001................................................................         57
Thereafter..........................................................      2,543
                                                                      ---------
                                                                      $   6,611
                                                                      ---------
                                                                      ---------

    At December 31, 1996, all of the notes carried fixed rates and the weighted average interest rate for the above was approximately 6.9%, 7.3% and 8.2% for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE D--BANK LOAN (REVOLVING CREDIT)

    The bank loan is an unsecured credit facility which provides a line of credit of up to $75,000,000, which is available to fund the Company's general business and working capital needs, including acquisitions and the purchase of the Company's common stock, and to cover the issuance of debt support standby letters of credit up to $15,000,000.

    As of December 31, 1996 and 1995, the Company had no borrowings on the line of credit outstanding and had used $8,683,000 and $3,408,000 in debt support standby letters of credit, respectively. There is a commitment fee on the unused portion of the entire credit facility of .175%. The loan is subject to certain financial covenants which also affect the interest rates charged.

    The credit facility has the following scheduled reduction in availability (in thousands):

1997...............................................................  $  15,000
1998...............................................................  $  15,000
1999...............................................................  $  15,000
2000...............................................................  $  15,000
2001...............................................................  $  15,000

    The final maturity date for the credit facility is August 31, 2001.

NOTE E--ACCRUED PAYROLL COSTS

    Accrued payroll costs consists of the following at December 31, 1996 and 1995 (in thousands):

                                                                            1996       1995
                                                                          ---------  ---------
Payroll and bonuses.....................................................  $  28,374  $  15,856
Employee benefits and workers' compensation.............................     30,126     11,182
Payroll taxes...........................................................      7,587      6,815
                                                                          ---------  ---------
                                                                          $  66,087  $  33,853
                                                                          ---------  ---------
                                                                          ---------  ---------

NOTE F--STOCKHOLDERS' EQUITY

    In June 1996, the Company effected a two-for-one stock split in the form of a stock dividend. 1995 and 1994 share and per share amounts have been restated to retroactively reflect the two-for-one stock split. In August 1994, the Company effected a two-for-one stock split in the form of a stock dividend. 1994 share and per share amounts have been restated to retroactively reflect the two-for-one stock split.

NOTE G--INCOME TAXES

    The provision for income taxes for the years ended December 31, 1996, 1995 and 1994 consisted of the following (in thousands):

                                                                  YEARS ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1996       1995       1994
                                                               ---------  ---------  ---------
Current:
  Federal....................................................  $  34,392  $  22,061  $  14,072
  State......................................................      7,457      4,728      3,155
  Foreign....................................................      2,396      2,685        767
Deferred--principally domestic...............................     (1,702)      (683)     1,096
                                                               ---------  ---------  ---------
                                                               $  42,543  $  28,791  $  19,090
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The income taxes shown above varied from the statutory federal income tax rates for these periods as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                                ----------------------------
                                                                1996        1995        1994
                                                                ----        ----        ----
Federal U.S. income tax rate................................    35.0%       35.0%       35.0%
State income taxes, net of federal tax benefit..............     4.5         4.5         4.7
Amortization of intangible assets...........................     1.0         1.5         2.0
Other, net..................................................      .5          .7          .5
                                                                ----        ----        ----
Effective tax rate..........................................    41.0%       41.7%       42.2%
                                                                ----        ----        ----
                                                                ----        ----        ----

    The deferred portion of the tax provisions consisted of the following (in thousands):

                                                                    YEARS ENDED DECEMBER 31,
                                                                 -------------------------------
                                                                   1996       1995       1994
                                                                 ---------  ---------  ---------
Amortization of franchise rights...............................  $     691  $   1,650  $   1,629
Accrued expenses, deducted for tax when paid...................     (2,468)    (2,068)      (524)
Other, net.....................................................         75       (265)        (9)
                                                                 ---------  ---------  ---------
                                                                 $  (1,702) $    (683) $   1,096
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

    The net deferred income tax liability shown on the balance sheet is comprised of the following (in thousands):

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1996       1995
                                                                          ---------  ---------
Deferred income tax assets..............................................  $  (2,536) $  (1,304)
Deferred income tax liabilities.........................................     18,473     17,148
                                                                          ---------  ---------
                                                                          $  15,937  $  15,844
                                                                          ---------  ---------
                                                                          ---------  ---------

    No valuation allowances against deferred tax assets were required for the years ended December 31, 1996 and 1995.

    The components of the net deferred income tax liability at December 31, 1996 and 1995, were as follows (in thousands):

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1996       1995
                                                                          ---------  ---------
Amortization of intangible assets.......................................  $  16,954  $  16,216
Foreign taxes...........................................................        151        200
Other...................................................................     (1,168)      (572)
                                                                          ---------  ---------
                                                                          $  15,937  $  15,844
                                                                          ---------  ---------
                                                                          ---------  ---------

NOTE H--COMMITMENTS

    Rental expense, primarily for office premises, amounted to $13,315,000, $11,027,000 and $9,183,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The approximate minimum rental commitments for 1997 and thereafter under non-cancelable leases in effect at December 31, 1996, are as follows (in thousands):

1997...............................................................  $  14,429
1998...............................................................     13,636
1999...............................................................     11,936
2000...............................................................      9,110
2001...............................................................      6,442
Thereafter.........................................................     14,481

NOTE I--STOCK PLANS

    Under various stock plans, officers, employees and outside directors may receive grants of restricted stock or options to purchase common stock. Grants are made at the discretion of the Compensation Committee of the Board of Directors. Grants vest between four and seven years.

    Options granted under the plans have exercise prices ranging from 85% to 100% of the fair market value of the Company's common stock at the date of grant, consist of both incentive stock options and nonstatutory stock options under the Internal Revenue Code, and generally have a term of ten years.

    Recipients of restricted stock do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. Compensation expense is recognized on a straight-line basis over the vesting period. Vesting is accelerated upon the death or disability of the recipients.

    The Company accounts for these plans under APB Opinion 25. Therefore, no compensation cost has been recognized for its stock option plans. Had compensation cost for the stock options granted subsequent to January 1, 1995 been based on the estimated fair value at the award dates, as prescribed by Statement of Financial Accounting Standards No. 123 (SFAS 123), the Company's pro forma net income and earnings per share would been as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                    1996            1995
                                                                -------------   -------------
Net Income (in thousands)  As Reported........................   $     61,102    $     40,298
                         Pro forma............................   $     59,666    $     40,174
Income per Share          As Reported.........................   $       1.00    $        .68
                         Pro forma............................   $        .98    $        .68

    1995 per share amounts have been restated to retroactively reflect the two-for-one stock split effected in the form of a stock dividend in June 1996. Since the pro forma amounts do not include amounts for stock options granted before January 1, 1995, the pro forma amounts may not be representative of the disclosed effects on pro forma net income and income per share for future years.

    The fair value of each option is estimated, as of the grant date, using the Black-Scholes option pricing model with the following assumptions used for grants in 1996 and 1995, respectively: no dividend yield for both years; expected volatility of 32% to 33%; risk free interest rates of 5.3% to 6.7% and 5.4% to 7.9%; and expected lives of 5.5 to 7.2 years for both years.

    The following table reflects activity under all stock plans from January 1, 1994 through December 31, 1996, and the exercise prices:

                                                                                      STOCK OPTION PLANS
                                                                                -------------------------------
                                                                                                 WEIGHTED
                                                                 RESTRICTED     NUMBER OF      AVERAGE PRICE
                                                                 STOCK PLANS      SHARES         PER SHARE
                                                                -------------   ----------  -------------------
Outstanding, January 1, 1994..................................      903,202      5,885,000  $              3.61
  Granted.....................................................      689,628      1,673,768  $             10.38
  Exercised...................................................      --            (927,030) $              2.56
  Restrictions lapsed.........................................     (312,200)        --              --
  Forfeited...................................................      (27,294)      (365,616) $              4.02
                                                                -------------   ----------             --------
Outstanding, December 31, 1994................................    1,253,336      6,266,122  $              5.55
  Granted.....................................................      496,784      1,381,262  $             19.01
  Exercised...................................................      --          (1,240,814) $              3.08
  Restrictions lapsed.........................................     (375,542)        --              --
  Forfeited...................................................      (28,564)      (361,338) $              7.18
                                                                -------------   ----------             --------
Outstanding, December 31, 1995................................    1,346,014      6,045,232  $              9.06
  Granted.....................................................      665,661      1,126,429  $             31.41
  Exercised...................................................      --          (1,139,021) $              3.61
  Restrictions lapsed.........................................     (274,886)        --              --
  Forfeited...................................................       (6,066)      (258,286) $             14.90
                                                                -------------   ----------             --------
Outstanding, December 31, 1996                                    1,730,723      5,774,354  $             14.29
                                                                -------------   ----------             --------
                                                                -------------   ----------             --------

    All share and per share amounts have been restated to retroactively reflect the two-for-one stock split effected in the form of a stock dividend in June 1996. The options outstanding at December 31, 1996 have a weighted average exercise price of $14.29 and a weighted average remaining life of approximately 8 years.

    As of December 31, 1996, an aggregate of 2,317,777 options to purchase common stock were vested with a weighted average exercise price of $6.75. At December 31, 1996, the total number of available shares to grant under the plans (consisting of either restricted stock or options) was 860,388.

NOTE J--PREFERRED SHARE PURCHASE RIGHTS

    Pursuant to the Company's stockholder rights agreement, each share of common stock carries one right to purchase one one-hundredth of a share of preferred stock. The rights become exercisable in certain limited circumstances involving a potential business combination transaction or an acquisition of shares of the Company and are exercisable at a price of $100 per right, subject to adjustment. Following certain other events after the rights become exercisable, each right entitles its holder to purchase for $100 an amount of common stock of the Company, or, in certain circumstances, securities of the acquiror, having a then-current market value of twice the exercise price of the right. The rights are redeemable and may be amended at the Company's option before they become exercisable. Until a right is exercised, the holder of a right has no rights as a stockholder of the Company. The rights expire on July 23, 2000.

NOTE K--INCOME PER SHARE

    Income per fully diluted share has been computed using the weighted average number of shares of fully diluted common stock and common stock equivalents outstanding during each period (61,178,000, 59,417,000 and 56,969,000 shares for the years ending December 31, 1996, 1995 and 1994, respectively).

NOTE L--QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following tabulation shows certain quarterly financial data for 1996 and 1995 (in thousands, except per share amounts):

                                                                          QUARTER
                                                       ----------------------------------------------
1996                                                       1           2           3           4          YEAR
-----------------------------------------------------  ----------  ----------  ----------  ----------  ----------
Net service revenues.................................  $  196,239  $  210,649  $  232,950  $  258,797  $  898,635
Gross margin.........................................      76,642      83,921      91,788     100,941     353,292
Income before income taxes...........................      22,478      24,234      27,058      29,875     103,645
Net income...........................................      13,239      14,224      15,946      17,693      61,102
Income per share.....................................  $      .22  $      .23  $      .26  $      .29  $     1.00


                                                                          QUARTER
                                                       ----------------------------------------------
1995                                                       1           2           3           4          YEAR
-----------------------------------------------------  ----------  ----------  ----------  ----------  ----------
Net service revenues.................................  $  144,739  $  148,570  $  159,303  $  175,914  $  628,526
Gross margin.........................................      56,039      57,732      62,196      68,110     244,077
Income before income taxes...........................      15,502      16,053      17,865      19,669      69,089
Net income...........................................       9,005       9,350      10,463      11,480      40,298
Income per share.....................................  $      .15  $      .16  $      .18  $      .19  $      .68

    All share and per share amounts have been restated to retroactively reflect the two-for-one stock split effected in the form of a stock dividend in June 1996.

NOTE M--SEGMENT REPORTING

    Information about the Company's operations in different geographic locations for each of the three years in the period ended December 31, 1996, is shown below. The Company's areas of operations outside of the United States include Canada, the United Kingdom, Belgium, France and the Netherlands. Revenues represent total net revenues from the respective geographic areas. Operating income is net revenues less operating costs and expenses pertaining to specific geographic areas. Foreign operating income reflects charges for U.S. management fees and amortization of intangible assets of $1,533,000, $992,000 and $956,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Domestic operating income reflects charges for amortization of intangibles of $4,935,000 and $4,307,000 and $4,137,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Identifiable assets are those assets used in the geographic areas and are after elimination of intercompany balances.

                                                                YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                              1996        1995        1994
                                                           ----------  ----------  ----------
                                                                     (IN THOUSANDS)
Revenues
  Domestic...............................................  $  812,751  $  564,564  $  404,852
  Foreign................................................      85,884      63,962      41,476
                                                           ----------  ----------  ----------
                                                           $  898,635  $  628,526  $  446,328
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Operating Income
  Domestic...............................................  $   94,260  $   63,861  $   44,700
  Foreign................................................       7,142       4,765       2,077
                                                           ----------  ----------  ----------
                                                           $  101,402  $   68,626  $   46,777
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Assets
  Domestic...............................................  $  375,576  $  267,487  $  200,329
  Foreign................................................      40,436      33,653      27,432
                                                           ----------  ----------  ----------
                                                           $  416,012  $  301,140  $  227,761
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors of Robert Half International Inc.:

    We have audited the accompanying consolidated statements of financial position of Robert Half International Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robert Half International Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

San Francisco, California
January 24, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    The information required by Items 10 through 13 of Part III is incorporated by reference from the registrant's Proxy Statement, under the captions "NOMINATION AND ELECTION OF DIRECTORS," "BENEFICIAL STOCK OWNERSHIP," "COMPENSATION OF DIRECTORS," "COMPENSATION OF EXECUTIVE OFFICERS" AND "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION AND CERTAIN TRANSACTIONS," which Proxy Statement will be mailed to stockholders in connection with the registrant's annual meeting of stockholders which is scheduled to be held in May 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1.  FINANCIAL STATEMENTS

    The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

       Consolidated statements of financial position at December 31, 1996 and 1995.

       Consolidated statements of income for the years ended December 31, 1996, 1995 and 1994.

       Consolidated statements of stockholders' equity for the years ended December 31, 1996, 1995 and 1994.

       Consolidated statements of cash flows for the years ended December 31, 1996, 1995 and 1994.

       Notes to consolidated financial statements.

    Report of independent public accountants.

    Selected quarterly financial data for the years ended December 31, 1996 and 1995 are set forth in Note L--Quarterly Financial Data (Unaudited) included in Item 8 of this report.

2.  FINANCIAL STATEMENT SCHEDULES

        Schedules I through V have been omitted as they are not applicable.

3.  EXHIBITS

EXHIBIT
  NO.                                     EXHIBIT
------- ---------------------------------------------------------------------------
  3.1   Restated Certificate of Incorporation, incorporated by reference to Exhibit
        3.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.
  3.2   By-Laws.
  4.1   Indenture dated as of October 1, 1972, as amended, between IDS Realty Trust and First National Bank of Minneapolis, incorporated by reference to
        Exhibits 6(t) and 6(v) to the Form S-14 Registration Statement of the
        Registrant (formerly known as Boothe Interim Corporation) filed with the
        Securities and Exchange Commission on December 31, 1979.
  4.2   Restated Certificate of Incorporation of Registrant (filed as Exhibit 3.1).
  4.3   Rights Agreement, dated as of July 23, 1990, between the Registrant and The
        Chase Manhattan Bank (formerly Manufacturers Hanover Trust Company of
        California), as amended and restated effective August 15, 1996, incorporated by reference to Exhibit 1 to Registrant's Form 8-A/A Amendment
        No. 3 filed on August 16, 1996.

EXHIBIT
  NO.                                     EXHIBIT
------- ---------------------------------------------------------------------------
 10.1   Credit Agreement dated as of November 1, 1993, among the Registrant,
        NationsBank of North Carolina, N.A. and Bank of America National Trust and
        Savings Association. The Second Amendment to the Credit Agreement is filed with this Annual Report on Form 10-K for the fiscal year ended December 31,
        1995. The original Credit Agreement and the First Amendment thereto are incorporated by reference to Exhibit 10 to the Registrant's Quarterly
        Report on Form 10-Q for the fiscal quarter ended September 30, 1993 and
        Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the
        fiscal quarter ended June 30, 1995.
*10.2   Employment Agreement dated as of October 2, 1985, between the Registrant and Harold M. Messmer, Jr. The Eleventh Amendment to the Employment
        Agreement is filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The original Employment Agreement and the first ten amendments thereto are incorporated by reference to (i) Exhibit 10.(c)
        to the Registrant's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1985, (ii) Exhibit 10.2(b) to Registrant's Registration
        Statement on Form S-1 (No. 33-15171), (iii) Exhibit 10.2(c) to the
        Registrant's Annual Report on Form 10-K for the fiscal year ended December
        31, 1987, (iv) Exhibit 10.2(d) to the Registrant's Annual Report on Form
        10-K for the fiscal year ended December 31, 1988, (v) Exhibit 28.1 to the
        Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
        March 31, 1990, (vi) Exhibit 10.8 to the Registrant's Annual Report on Form
        10-K for the fiscal year ended December 31, 1991, (vii) Exhibit 10.1 to the
        Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
        June 30, 1993, (viii) Exhibit 10.7 to the Registrant's Annual Report on
        Form 10-K for the fiscal year ended December 31, 1993, (ix) Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
        March 31, 1995 and (x) Exhibit 10.7 to the Registrant's Annual Report on
        Form 10-K for the fiscal year ended December 31, 1995.
*10.3   Key Executive Retirement Plan--Level II, as amended.
*10.4   Restated Retirement Agreement between the Registrant and Harold M. Messmer,
        Jr.
*10.5   1985 Stock Option Plan, as amended, incorporated by reference to Exhibit
        10.5 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.
*10.6   Excise Tax Restoration Agreement dated November 5, 1996.
*10.7   Outside Directors' Option Plan, as amended.
*10.8   1989 Restricted Stock Plan, as amended.
*10.9   StockPlus Plan, as amended, incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
        September 30, 1996.
*10.10  1993 Incentive Plan, as amended.
*10.11  Deferred Compensation Plan, incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1989.
*10.12  Annual Performance Bonus Plan, incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
        June 30, 1996.
*10.13  Form of Severance Agreement, incorporated by reference to (i) Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1989 and (ii) Exhibit 19.2 to the Registrant's Quarterly
        Report on Form 10-Q for the fiscal quarter ended September 30, 1990.
*10.14  Form of Indemnification Agreement for Directors of the Registrant,
        incorporated by reference to (i) Exhibit 10.27 to the Registrant's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1989 and (ii)
        Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
*10.15  Form of Indemnification Agreement for Executive Officers of Registrant,
        incorporated by reference to Exhibit 10.28 to the Registrant's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1989.
*10.16  Senior Executive Retirement Plan, as amended.
*10.17  Collateral Assignment of Split Dollar Insurance Agreement.

EXHIBIT
  NO.                                     EXHIBIT
------- ---------------------------------------------------------------------------
 11     Statement re computation of per share earnings.
 21     Subsidiaries of the Registrant.
 23     Accountants' Consent
 27     Financial Data Schedule.

------------------------

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b) Reports on Form 8-K

        The Registrant filed the following report on Form 8-K during the fiscal quarter ending December 31, 1996:

         DATE                 ITEM REPORTED
----------------------  -------------------------
November 15, 1996            Item 5--Other Events

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

                                          ROBERT HALF INTERNATIONAL INC.
                                                    (Registrant)

Date: March 20, 1997                      By:        /S/ M. KEITH WADDELL

                                            ------------------------------------

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

Date: March 20, 1997                 By:        /S/ HAROLD M. MESSMER, JR.
                                   ------------------------------------------
                                             Harold M. Messmer, Jr.
                                       Chairman of the Board, President,
                                            Chief Executive Officer,
                                                 and a Director
                                         (Principal Executive Officer)

Date: March 20, 1997                 By:         /S/ ANDREW S. BERWICK, JR.
                                   ------------------------------------------
                                        Andrew S. Berwick, Jr., Director

Date: March 20, 1997                  By:           /S/ FREDERICK P. FURTH
                                   ------------------------------------------
                                          Frederick P. Furth, Director

Date: March 20, 1997                   By:          /S/ EDWARD W. GIBBONS
                                   ------------------------------------------
                                          Edward W. Gibbons, Director

Date: March 20, 1997                  By:         /S/ FREDERICK A. RICHMAN
                                   ------------------------------------------
                                         Frederick A. Richman, Director

Date: March 20, 1997                   By:             /S/ THOMAS J. RYAN
                                   ------------------------------------------
                                            Thomas J. Ryan, Director

Date: March 20, 1997                  By:           /S/ J. STEPHEN SCHAUB
                                   ------------------------------------------
                                          J. Stephen Schaub, Director

Date: March 20, 1997                   By:           /S/ M. KEITH WADDELL
                                   ------------------------------------------
                                                M. Keith Waddell
                                     Senior Vice President, Chief Financial
                                             Officer and Treasurer
                                         (Principal Financial Officer)

Date: March 20, 1997                  By:          /S/ BARBARA J. FORSBERG
                                   ------------------------------------------
                                              Barbara J. Forsberg
                                         Vice President and Controller
                                         (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                     EXHIBIT
------- ---------------------------------------------------------------------------
  3.1   Restated Certificate of Incorporation, incorporated by reference to Exhibit
        3.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.
  3.2   By-Laws.
  4.1   Indenture dated as of October 1, 1972, as amended, between IDS Realty Trust and First National Bank of Minneapolis, incorporated by reference to
        Exhibits 6(t) and 6(v) to the Form S-14 Registration Statement of the
        Registrant (formerly known as Boothe Interim Corporation) filed with the
        Securities and Exchange Commission on December 31, 1979.
  4.2   Restated Certificate of Incorporation of Registrant (filed as Exhibit 3.1).
  4.3   Rights Agreement, dated as of July 23, 1990, between the Registrant and The
        Chase Manhattan Bank (formerly Manufacturers Hanover Trust Company of
        California), as amended and restated effective August 15, 1996, incorporated by reference to Exhibit 1 to Registrant's Form 8-A/A Amendment
        No. 3 filed on August 16, 1996.
 10.1   Credit Agreement dated as of November 1, 1993, among the Registrant,
        NationsBank of North Carolina, N.A. and Bank of America National Trust and
        Savings Association. The Second Amendment to the Credit Agreement is filed with this Annual Report on Form 10-K for the fiscal year ended December 31,
        1995. The original Credit Agreement and the First Amendment thereto are incorporated by reference to Exhibit 10 to the Registrant's Quarterly
        Report on Form 10-Q for the fiscal quarter ended September 30, 1993 and
        Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the
        fiscal quarter ended June 30, 1995.
*10.2   Employment Agreement dated as of October 2, 1985, between the Registrant and Harold M. Messmer, Jr. The Eleventh Amendment to the Employment
        Agreement is filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The original Employment Agreement and the first ten amendments thereto are incorporated by reference to (i) Exhibit 10.(c)
        to the Registrant's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1985, (ii) Exhibit 10.2(b) to Registrant's Registration
        Statement on Form S-1 (No. 33-15171), (iii) Exhibit 10.2(c) to the
        Registrant's Annual Report on Form 10-K for the fiscal year ended December
        31, 1987, (iv) Exhibit 10.2(d) to the Registrant's Annual Report on Form
        10-K for the fiscal year ended December 31, 1988, (v) Exhibit 28.1 to the
        Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
        March 31, 1990, (vi) Exhibit 10.8 to the Registrant's Annual Report on Form
        10-K for the fiscal year ended December 31, 1991, (vii) Exhibit 10.1 to the
        Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
        June 30, 1993, (viii) Exhibit 10.7 to the Registrant's Annual Report on
        Form 10-K for the fiscal year ended December 31, 1993, (ix) Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
        March 31, 1995 and (x) Exhibit 10.7 to the Registrant's Annual Report on
        Form 10-K for the fiscal year ended December 31, 1995.
*10.3   Key Executive Retirement Plan--Level II, as amended.
*10.4   Restated Retirement Agreement between the Registrant and Harold M. Messmer,
        Jr.
*10.5   1985 Stock Option Plan, as amended, incorporated by reference to Exhibit
        10.5 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.
*10.6   Excise Tax Restoration Agreement dated November 5, 1996.
*10.7   Outside Directors' Option Plan, as amended.
*10.8   1989 Restricted Stock Plan, as amended.
*10.9   StockPlus Plan, as amended, incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
        September 30, 1996.
*10.10  1993 Incentive Plan, as amended.
*10.11  Deferred Compensation Plan, incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1989.
*10.12  Annual Performance Bonus Plan, incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
        June 30, 1996.

EXHIBIT
  NO.                                     EXHIBIT
------- ---------------------------------------------------------------------------
*10.13  Form of Severance Agreement, incorporated by reference to (i) Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1989 and (ii) Exhibit 19.2 to the Registrant's Quarterly
        Report on Form 10-Q for the fiscal quarter ended September 30, 1990.
*10.14  Form of Indemnification Agreement for Directors of the Registrant,
        incorporated by reference to (i) Exhibit 10.27 to the Registrant's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1989 and (ii)
        Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
*10.15  Form of Indemnification Agreement for Executive Officers of Registrant,
        incorporated by reference to Exhibit 10.28 to the Registrant's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1989.
*10.16  Senior Executive Retirement Plan, as amended.
*10.17  Collateral Assignment of Split Dollar Insurance Agreement.
 11     Statement re computation of per share earnings.
 21     Subsidiaries of the Registrant.
 23     Accountants' Consent
 27     Financial Data Schedule.

------------------------

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.