Form 10-Q
period 1997-03-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 1997-05-08
CIK 315213

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

          (MARK ONE)
             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1997:

               60,154,232 shares of $.001 par value Common Stock

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                         MARCH 31,   DECEMBER 31,
                                                                                            1997         1996
                                                                                         ----------  ------------
                                                                                               (UNAUDITED)
                                                     ASSETS:

Cash and cash equivalents..............................................................  $   87,618   $   80,181
Accounts receivable, less allowances of $4,473 and $4,016..............................     141,943      125,383
Other current assets...................................................................      13,991       12,184
                                                                                         ----------  ------------
    Total current assets...............................................................     243,552      217,748
Intangible assets, less accumulated amortization of $41,071 and $39,461................     176,794      174,663
Other assets...........................................................................      30,557       23,601
                                                                                         ----------  ------------
    Total assets.......................................................................  $  450,903   $  416,012
                                                                                         ----------  ------------
                                                                                         ----------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable and accrued expenses..................................................  $   17,408   $   15,049
Accrued payroll costs..................................................................      72,207       66,087
Income taxes payable...................................................................       6,364        3,883
Current portion of notes payable and other indebtedness................................       2,278        1,542
                                                                                         ----------  ------------
    Total current liabilities..........................................................      98,257       86,561
Notes payable and other indebtedness, less current portion.............................       3,719        5,069
Deferred income taxes..................................................................      15,965       15,937
                                                                                         ----------  ------------
    Total liabilities..................................................................     117,941      107,567

                                              STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, authorized--100,000,000 shares; issued and
 outstanding--60,206,525 and 59,748,171 shares.........................................          60           60
Capital surplus........................................................................     158,826      140,473
Deferred compensation..................................................................     (33,922)     (26,802)
Accumulated translation adjustments....................................................        (651)          23
Retained earnings......................................................................     208,649      194,691
                                                                                         ----------  ------------
    Total stockholders' equity.........................................................     332,962      308,445
                                                                                         ----------  ------------
Total liabilities and stockholders' equity.............................................  $  450,903   $  416,012
                                                                                         ----------  ------------
                                                                                         ----------  ------------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                                                                 (UNAUDITED)

Net service revenues......................................................................  $  283,023  $  196,239
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for
 temporary employees......................................................................     171,129     119,597
                                                                                            ----------  ----------
Gross margin..............................................................................     111,894      76,642
Selling, general and administrative expenses..............................................      77,641      53,244
Amortization of intangible assets.........................................................       1,225       1,308
Interest income...........................................................................        (749)       (388)
                                                                                            ----------  ----------
Income before income taxes................................................................      33,777      22,478
Provision for income taxes................................................................      13,857       9,239
                                                                                            ----------  ----------
Net income................................................................................  $   19,920  $   13,239
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Net income per share......................................................................  $      .32  $      .22
                                                                                            ----------  ----------
                                                                                            ----------  ----------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                                                                 (UNAUDITED)
Common Stock--Shares:
  Balance at beginning of period..........................................................      59,748      57,784
  Issuance of restricted stock............................................................         327         117
  Repurchases of common stock.............................................................        (155)        (59)
  Exercise of stock options...............................................................         278         260
  Issuance of common stock for acquisition................................................           9      --
                                                                                            ----------  ----------
  Balance at end of period................................................................      60,207      58,102
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Common Stock--Par Value:
  Balance at beginning of period..........................................................  $       60  $       58
  Issuance of restricted stock............................................................      --          --
                                                                                            ----------  ----------
  Balance at end of period................................................................  $       60  $       58
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Capital Surplus:
  Balance at beginning of period..........................................................  $  140,473  $   99,768
  Issuance of common stock for acquisition................................................         400      --
  Issuance of restricted stock--excess over par value.....................................       9,893       3,622
  Exercises of stock options--excess over par value.......................................       1,658       1,140
  Tax benefits from exercises of stock options............................................       6,402       2,511
                                                                                            ----------  ----------
  Balance at end of period................................................................  $  158,826  $  107,041
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Deferred Compensation:
  Balance at beginning of period..........................................................  $  (26,802) $   (9,642)
  Issuance of restricted stock............................................................      (9,893)     (3,622)
  Amortization of deferred compensation...................................................       2,773       1,098
                                                                                            ----------  ----------
  Balance at end of period................................................................  $  (33,922) $  (12,166)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Accumulated Translation Adjustments:
  Balance at beginning of period..........................................................  $       23  $       51
  Translation adjustments.................................................................        (674)       (173)
                                                                                            ----------  ----------
  Balance at end of period................................................................  $     (651) $     (122)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Retained Earnings:
  Balance at beginning of period..........................................................  $  194,691  $  137,695
  Repurchases of common stock--excess over par value......................................      (5,962)     (1,243)
  Net income..............................................................................      19,920      13,239
                                                                                            ----------  ----------
  Balance at end of period................................................................  $  208,649  $  149,691
                                                                                            ----------  ----------
                                                                                            ----------  ----------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                             ---------------------
                                                                                                1997       1996
                                                                                             ----------  ---------
                                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...............................................................................  $   19,920  $  13,239
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of intangible assets......................................................       1,225      1,308
    Depreciation expense...................................................................       2,560      1,158
    Deferred income taxes..................................................................        (604)       827
    Changes in assets and liabilities, net of effects of acquisitions:
      Increase in accounts receivable......................................................     (16,087)   (11,083)
      Increase in accounts payable, accrued expenses and accrued payroll costs.............       8,197      4,898
      Increase in income tax payable.......................................................       2,481      2,364
      Change in other assets, net of change in other liabilities...........................       1,933       (380)
                                                                                             ----------  ---------
Total adjustments..........................................................................        (295)      (908)
                                                                                             ----------  ---------
Net cash and cash equivalents provided by operating activities.............................      19,625     12,331
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired.......................................................      (3,267)    --
  Capital expenditures.....................................................................      (9,869)    (2,290)
                                                                                             ----------  ---------
  Cash and cash equivalents used in investing activities...................................     (13,136)    (2,290)
CASH FLOWS USED IN FINANCING ACTIVITIES:
  Repurchases of common stock or common stock equivalents..................................      (5,962)    (1,243)
  Principal payments on notes payable and other indebtedness...............................      (1,150)    (3,630)
  Proceeds and tax benefits from exercise of stock options.................................       8,060      3,651
                                                                                             ----------  ---------
Net cash and cash equivalents provided by (used in) financing activities...................         948     (1,222)
                                                                                             ----------  ---------
Net increase in cash and cash equivalents..................................................       7,437      8,819
Cash and cash equivalents at beginning of period...........................................      80,181     41,346
                                                                                             ----------  ---------
Cash and cash equivalents at end of period.................................................  $   87,618  $  50,165
                                                                                             ----------  ---------
                                                                                             ----------  ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest...............................................................................  $      124  $     273
    Income taxes...........................................................................  $    5,132  $   4,255
  Acquisition:
    Assets acquired--
      Intangible assets....................................................................  $    4,010     --
      Other................................................................................         475     --
    Liabilities incurred--
      Notes payable and contracts..........................................................        (536)    --
      Other................................................................................        (282)    --
    Common stock issued....................................................................        (400)    --
                                                                                             ----------  ---------
    Cash paid, net of cash acquired........................................................  $    3,267     --
                                                                                             ----------  ---------
                                                                                             ----------  ---------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

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

    PRINCIPLES OF CONSOLIDATION. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances have been eliminated. Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

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

    The interim results for the three months ended March 31, 1997, and 1996 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

    INTANGIBLE ASSETS. Intangible assets represent the cost of acquired companies in excess of the fair market value of their net tangible assets at the acquisition date, and are being amortized on a straight-line basis over a period of 40 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets exist at March 31, 1997.

    INCOME TAXES. Deferred taxes are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                                 MARCH 31, 1997

                                  (UNAUDITED)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE B--NEW ACCOUNTING PRONOUNCEMENTS

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 128 (SFAS No. 128), Earnings Per Share. SFAS No. 128 requires the disclosure of basic earnings per share and modifies existing guidance for computing fully diluted earnings per share. Under the new standard, basic earnings per share is computed as earnings divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. The effective date of SFAS No. 128 is December 15, 1997 and early adoption is not permitted. The Company intends to adopt SFAS No. 128 during the quarter and year ended December 31, 1997. The Company does not expect this pronouncement to have a material impact on Earnings Per Share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS FOR EACH OF THE THREE MONTHS MARCH 31, 1997 AND 1996.

    Temporary services revenues were $261 million and $180 million for the three months ended March 31, 1997 and 1996, respectively, increasing by 45% during the three months ended March 31, 1997 compared to the same period in 1996. Permanent placement revenues were $22 million and $16 million for the three months ended March 31, 1997 and 1996, respectively, increasing by 38% during the three months ended March 31, 1997 compared to the same period in 1996. Overall revenue increases reflect continued improvement in demand for the Company's services, which the Company believes is a result of increased acceptance in the use of professional staffing services. Revenues from the company acquired during the three months ended March 31, 1997 were not material.

    The Company currently has more than 200 offices in 38 states and five foreign countries. Domestic operations represent 91% and 90% of revenues for the three months ended March 31, 1997 and 1996, respectively. Foreign operations represent 9% and 10% of revenues for the three months ended March 31, 1997 and 1996, respectively.

    Gross margin dollars from the Company's temporary services represent revenues less direct cost of services, which consists of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement services are equal to revenues as there are no direct costs associated with such revenues. Gross margin dollars for the Company's temporary services were $90 million and $61 million for the three months ended March 31, 1997 and 1996, respectively, increasing by 48% in 1997. Gross margin amounts equaled 34% of revenues for temporary services for both the three months ended March 31, 1997 and 1996, which the Company believes reflects its ability to adjust billing rates and wage rates to underlying market conditions. Gross margin dollars for the Company's permanent placement division were $22 million and $16 million for the three months ended March 31, 1997 and 1996, respectively, increasing by 38% for the three months ended March 31, 1997.

    Selling, general and administrative expenses were $78 million for the three months ended March 31, 1997 compared to $53 million for the three months ended March 31, 1996. Selling, general and administrative expenses as a percentage of revenues were 27% for both for the three months ended March 31, 1997 and 1996. Selling, general and administrative expenses consist primarily of staff compensation, advertising and occupancy costs, most of which generally follow changes in revenues.

    The Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although management believes that goodwill has an unlimited life, the Company amortizes these costs over 40 years. Management believes that its strategy of making acquisitions of established companies in established markets and maintaining its presence in these markets preserves the goodwill for an indeterminate period. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets exists at March 31, 1997. Intangible assets represented 39% of total assets and 53% of total stockholders' equity at March 31, 1997.

    Interest income for the three months ended March 31, 1997 and 1996 was $949,000 and $544,000, respectively. Interest expense for the three months ended March 31, 1997 and 1996 was $200,000 and $156,000, respectively. These changes reflect an increase in cash and cash equivalents and a decrease in outstanding indebtedness.

    The provision for income taxes for both the three months ended March 31, 1997 and 1996 was 41% of income before taxes.

    LIQUIDITY AND CAPITAL RESOURCES

    The change in the Company's liquidity during the three months ended March 31, 1997 is the net effect of funds generated by operations and the funds used for the personnel services acquisitions, capital expenditures and principal payments on outstanding notes payable. For the three months ended March 31, 1997, the Company generated $20 million from operations, used $13 million in investing activities and generated $948,000 in financing activities.

    The Company's working capital at March 31, 1997 included $87.6 million in cash and cash equivalents. In addition at March 31, 1997, the Company had available $62.7 million of its $67.5 million bank revolving line of credit. The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company, the Company's fixed payments and other obligations on both a short and long term basis. As of March 31, 1997, the Company had no material capital commitments. The Company's revolving bank line has scheduled reductions in availability through 2001 when the agreement terminates.

    The Company has adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption of SFAS No. 121 did not have a material impact upon the Company's financial statements.

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 requires the disclosure of basic earnings per share and modifies existing guidance for computing fully diluted earnings per share. Under the new standard, basic earnings per share is computed as earnings divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. The effective date of SFAS No. 128 is December 15, 1997 and early adoption is not permitted. The Company intends to adopt SFAS No. 128 during the quarter and year ended December 31, 1997 and does not expect this pronouncement to have a material impact on Earnings Per Share.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None

ITEM 2. CHANGES IN SECURITIES

    On January 31, 1997, Tripoli Associates Corporation was acquired by the registrant for cash and 9,303 treasury shares of Common Stock. This transaction was exempt from registration under the Securities Act of 1933 pursuant to
Section 4(2) of such act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

EXHIBIT NO.                  EXHIBIT
-----------  ----------------------------------------
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

Date: May 7, 1997