Form 10-Q
period 1997-06-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 1997-08-08
CIK 315213

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

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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
               offices)                            (zip-code)

       Registrant's telephone number, including area code: (650) 234-6000

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1997:

               60,467,906 shares of $.001 par value Common Stock

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                     DECEMBER 31,
                                                                                                         1996
                                                                                         JUNE 30,    ------------
                                                                                           1997
                                                                                        -----------
                                                                                        (UNAUDITED)
                                                     ASSETS:

Cash and cash equivalents.............................................................   $ 106,431    $   80,181
Accounts receivable, less allowances of $5,629 and $4,016.............................     154,579       125,383
Other current assets..................................................................      15,769        12,184
                                                                                        -----------  ------------
    Total current assets..............................................................     276,779       217,748
Intangible assets, less accumulated amortization of $42,713 and $39,461...............     175,114       174,663
Other assets..........................................................................      37,678        23,601
                                                                                        -----------  ------------
    Total assets......................................................................   $ 489,571    $  416,012
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable and accrued expenses.................................................   $  18,585    $   15,049
Accrued payroll costs.................................................................      80,409        66,087
Income taxes payable..................................................................       4,470         3,883
Current portion of notes payable and other indebtedness...............................       2,997         1,542
                                                                                        -----------  ------------
    Total current liabilities.........................................................     106,461        86,561
Notes payable and other indebtedness, less current portion............................       5,377         5,069
Deferred income taxes.................................................................      15,992        15,937
                                                                                        -----------  ------------
    Total liabilities.................................................................     127,830       107,567

                                              STOCKHOLDERS' EQUITY:

Common stock, $.001 par value authorized 100,000,000 shares; issued and outstanding
  60,471,284 and 59,748,171 shares....................................................          60            60
Capital surplus.......................................................................     171,623       140,473
Deferred compensation.................................................................     (35,164)      (26,802)
Accumulated translation adjustments...................................................        (833)           23
Retained earnings.....................................................................     226,055       194,691
                                                                                        -----------  ------------
    Total stockholders' equity........................................................     361,741       308,445
                                                                                        -----------  ------------
    Total liabilities and stockholders' equity........................................   $ 489,571    $  416,012
                                                                                        -----------  ------------
                                                                                        -----------  ------------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                          JUNE 30,                JUNE 30,
                                                                   ----------------------  ----------------------
                                                                      1997        1996        1997        1996
                                                                   ----------  ----------  ----------  ----------
                                                                        (UNAUDITED)             (UNAUDITED)

Net service revenues.............................................  $  311,622  $  210,649  $  594,645  $  406,888
Direct costs of services, consisting of payroll, payroll taxes
  and insurance costs for temporary employees....................     187,482     126,728     358,611     246,325
                                                                   ----------  ----------  ----------  ----------
Gross margin.....................................................     124,140      83,921     236,034     160,563
Selling, general and administrative expenses.....................      86,229      58,906     163,870     112,150
Amortization of intangible assets................................       1,235       1,361       2,460       2,669
Interest income..................................................        (937)       (580)     (1,686)       (968)
                                                                   ----------  ----------  ----------  ----------
Income before income taxes.......................................      37,613      24,234      71,390      46,712
Provision for income taxes.......................................      15,403      10,010      29,260      19,249
                                                                   ----------  ----------  ----------  ----------
Net income.......................................................  $   22,210  $   14,224  $   42,130  $   27,463
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Net income per share.............................................  $      .35  $      .23  $      .67  $      .45
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                                                                 (UNAUDITED)
COMMON STOCK--SHARES:
  Balance at beginning of period..........................................................      59,748      57,784
  Issuance of restricted stock............................................................         323         635
  Repurchases of common stock.............................................................        (272)        (90)
  Exercise of stock options...............................................................         663         425
  Issuance of common stock for acquisition................................................           9      --
                                                                                            ----------  ----------
    Balance at end of period..............................................................      60,471      58,754
                                                                                            ----------  ----------
                                                                                            ----------  ----------
COMMON STOCK--PAR VALUE:
  Balance at beginning of period..........................................................  $       60  $       58
  Exercises of stock options..............................................................           0           1
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $       60  $       59
                                                                                            ----------  ----------
                                                                                            ----------  ----------
CAPITAL SURPLUS:
  Balance at beginning of period..........................................................  $  140,473  $   99,768
  Issuance of common stock for acquisition................................................         400      --
  Issuance of restricted stock--excess over par value.....................................      14,014      18,899
  Exercises of stock options--excess over par value.......................................       3,928       1,805
  Tax benefits from exercises of stock options and restricted stock vesting...............      12,808       4,885
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $  171,623  $  125,357
                                                                                            ----------  ----------
                                                                                            ----------  ----------
DEFERRED COMPENSATION:
  Balance at beginning of period..........................................................  $  (26,802) $   (9,642)
  Issuance of restricted stock............................................................     (14,014)    (18,899)
  Amortization of deferred compensation...................................................       5,652       2,721
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $  (35,164) $  (25,820)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
ACCUMULATED TRANSLATION ADJUSTMENTS:
  Balance at beginning of period..........................................................  $       23  $       51
  Translation adjustments.................................................................        (856)       (276)
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $     (833) $     (225)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
RETAINED EARNINGS:
  Balance at beginning of period..........................................................  $  194,691  $  137,695
  Repurchases of common stock--excess over par value......................................     (10,766)     (2,485)
  Net income..............................................................................      42,130      27,463
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $  226,055  $  162,673
                                                                                            ----------  ----------
                                                                                            ----------  ----------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................................  $   42,130  $   27,463
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of intangible assets.......................................................       2,460       2,669
  Depreciation expense....................................................................       5,643       2,540
  Deferred income taxes...................................................................      (2,015)     (1,513)
  Changes in assets and liabilities, net of effects of acquisitions:
    Increase in accounts receivable.......................................................     (28,708)    (17,033)
    Increase in accounts payable, accrued expenses and accrued payroll costs..............      16,968      11,821
    Increase (decrease) in income taxes payable...........................................         587      (2,090)
    Change in other assets, net of change in other liabilities............................       4,672        (734)
                                                                                            ----------  ----------
    Total adjustments.....................................................................        (393)     (4,340)
                                                                                            ----------  ----------
Net cash and cash equivalents provided by operating activities............................      41,737      23,123
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired......................................................      (3,338)     (1,725)
  Capital expenditures....................................................................     (16,616)     (6,791)
                                                                                            ----------  ----------
Cash and cash equivalents used in investing activities....................................     (19,954)     (8,516)
CASH FLOWS USED IN FINANCING ACTIVITIES:
  Repurchases of common stock or common stock equivalents.................................     (10,766)     (2,485)
  Principal payments on notes payable and other indebtedness..............................      (1,503)     (3,632)
  Proceeds and tax benefits from exercise of stock options and restricted stock vesting...      16,736       6,691
                                                                                            ----------  ----------
Net cash and cash equivalents provided by financing activities............................       4,467         574
                                                                                            ----------  ----------
Net increase in cash and cash equivalents.................................................      26,250      15,181
Cash and cash equivalents at beginning of period..........................................      80,181      41,346
                                                                                            ----------  ----------
Cash and cash equivalents at end of period................................................  $  106,431  $   56,527
                                                                                            ----------  ----------
                                                                                            ----------  ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest................................................................................  $      223  $      332
  Income taxes............................................................................      17,910      17,055
Acquisitions:
  Fair value of assets acquired--
    Intangible assets.....................................................................  $    4,079  $    4,155
    Other.................................................................................         499         445
  Liabilities incurred--
    Notes payable and contracts...........................................................        (536)     (2,625)
    Other.................................................................................        (304)       (250)
  Common stock issued.....................................................................        (400)     --
                                                                                            ----------  ----------
  Cash paid, net of cash acquired.........................................................  $    3,338  $    1,725
                                                                                            ----------  ----------
                                                                                            ----------  ----------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997

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

    The interim results for the three and six months ended June 30, 1997, and 1996 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

    INTANGIBLE ASSETS. Intangible assets represent the cost of acquired companies in excess of the fair market value of their net tangible assets at the acquisition date, and are being amortized on a straight-line basis over a period of 40 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets exist at June 30, 1997.

    INCOME TAXES. Deferred taxes are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                                 JUNE 30, 1997

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

NOTE B--NEW ACCOUNTING PRONOUNCEMENTS

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 128 (SFAS No. 128), Earnings Per Share. SFAS No. 128 requires the disclosure of basic net income per share and modifies existing guidance for computing fully diluted net income per share. Under the new standard, basic net income per share is computed as net income divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. The effective date of SFAS No. 128 is December 15, 1997 and early adoption is not permitted. The Company intends to adopt SFAS No. 128 during the quarter and year ended December 31, 1997. The Company does not expect this pronouncement to have a material impact on net income per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS FOR EACH OF THE THREE MONTHS AND SIX MONTHS ENDED JUNE
     30, 1997 AND 1996

    Temporary services revenues were $288 million and $194 million for the three months ended June 30, 1997 and 1996, respectively, increasing by 49% during the three months ended June 30, 1997 compared to the same period in 1996. Temporary services revenues were $549 million and $374 million for the six months ended June 30, 1997 and 1996, respectively, increasing by 47% during the six months ended June 30, 1997 compared to the same period in 1996. Permanent placement revenues were $24 million and $17 million for the three months ended June 30, 1997 and 1996, respectively, increasing by 41% during the three months ended June 30, 1997 compared to the same period in 1996. Permanent placement revenues were $46 million and $33 million for the six months ended June 30, 1997 and 1996, respectively, increasing by 39% during the six months ended June 30, 1997 compared to the same period in 1996. Overall revenue increases reflect continued improvement in demand for the Company's services, which the Company believes is a result of increased acceptance in the use of professional staffing services. Revenues from companies acquired during the six months ended June 30, 1997 were not material.

    The Company currently has more than 200 offices in 39 states and five foreign countries. Domestic operations represented 90% of revenues for both the three and six months ended June 30, 1997 and 91% and 90% of revenues for the three and six months ended June 30, 1996, respectively. Foreign operations represented 10% of revenues for both the three and six months ended June 30, 1997 and 9% and 10% of revenues for the three and six months ended June 30, 1996, respectively.

    Gross margin dollars from the Company's temporary services represent revenues less direct costs of services, which consists of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for the Company's temporary services were $100 million and $190 million for the three and six months ended June 30, 1997, respectively, compared to $67 million and $128 million for the comparable periods in 1996, increasing by 49% and 48% for the three and six months ended June 30, 1997, respectively. Gross margin amounts equaled 35% of revenues for temporary services for both the three and six months ended June 30, 1997, compared to 35% and 34% of temporary service revenues for the three and six months ended June 30, 1996, respectively, which the Company believes reflects its ability to adjust billing rates and wage rates to underlying market conditions. Gross margin dollars for the Company's permanent placement division were $24 million and $46 million for the three and six months ended June 30, 1997, respectively, compared to $17 million and $33 million for the comparable periods in 1996, increasing by 41% and 39% for the three and six months ended June 30, 1997, respectively.

    Selling, general and administrative expenses were $86 million and $164 million for the three and six months ended June 30, 1997, respectively, compared to $59 million and $112 million during the three and six months ended June 30, 1996, respectively. Selling, general and administrative expenses as a percentage of revenues were 28% in both the three and six months ended June 30, 1997 compared to 28% for both the three and six months ended June 30, 1996. Selling, general and administrative expenses consist primarily of staff compensation, advertising and occupancy costs, most of which generally follow changes in revenues.

    The Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although management believes that goodwill has an unlimited life, the Company amortizes these costs over 40 years. Management believes that its strategy of making acquisitions of established companies in established markets and maintaining its presence in these markets preserves the goodwill for an indeterminate period. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at June 30, 1997. Intangible assets represented 36% of total assets and 48% of total stockholders' equity at June 30, 1997.

    Interest income for the three months ended June 30, 1997 and 1996 was $1,148,000 and $679,000, respectively, while interest expense for the three months ended June 30, 1997 and 1996 was $211,000 and $99,000, respectively. Interest income for the six months ended June 30, 1997 and 1996 was $2,097,000 and $1,223,000, respectively, while interest expense for the six months ended June 30, 1997 and 1996 was $411,000 and $255,000, respectively. These changes primarily reflect an increase in cash and cash equivalents.

    The provision for income taxes for both the three and six months ended June 30, 1997 was 41% compared to 41% of income before taxes for the same periods in 1996.

    LIQUIDITY AND CAPITAL RESOURCES

    The change in the Company's liquidity during six months ended June 30, 1997 is the net effect of funds generated by operations and the funds used for the personnel services acquisitions, capital expenditures and principal payments on outstanding notes payable. For the six months ended June 30, 1997, the Company generated $41.7 million from operations, used $20 million in investing activities and provided $4.5 million by financing activities.

    The Company's working capital at June 30, 1997 included $106.4 million in cash and cash equivalents. In addition at June 30, 1997, the Company had available $72.5 million of its $80 million bank revolving line of credit. The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company, the Company's fixed payments and other obligations on both a short and long term basis. As of June 30, 1997, the Company had no material capital commitments.

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 requires the disclosure of basic net income per share and modifies existing guidance for computing fully diluted net income per share. Under the new standard, basic net income per share is computed as net income divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. The effective date of SFAS No. 128 is December 15, 1997 and early adoption is not permitted. The Company intends to adopt SFAS No. 128 during the quarter and year ended December 31, 1997 and does not expect this pronouncement to have a material impact on net income per share.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None

ITEM 2. CHANGES IN SECURITIES

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 7, 1997, registrant held its annual meeting of stockholders. The two matters presented to stockholders at the annual meeting were the election of two directors to Class I and the approval of an amendment to the registrant's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock. The vote for director was as follows:

NOMINEE                                                           SHARES FOR   SHARES WITHHELD
---------------------------------------------------------------  ------------  ---------------
Andrew S. Berwick, Jr..........................................    50,148,416       153,741
Frederick P. Furth.............................................    49,963,136       339,021

    The continuing directors, whose terms of office did not expire at the meeting, are Edward W. Gibbons, Harold M. Messmer, Jr., Frederick A. Richman, Thomas J. Ryan and J. Stephen Schaub.

    The amendment to the Restated Certificate of Incorporation was approved by the following vote:

For:        48,315,850
Against:    1,874,155
Abstain:      112,152

    No other matters were voted upon at the annual meeting.

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits.

 EXHIBIT NO.                                             EXHIBIT
-------------  -------------------------------------------------------------------------------------------
        3.1    Restated Certificate of Incorporation.
        4.1    Restated Certificate of Incorporation (filed as Exhibit 3.1)
       10.1    Third Amendment to Credit Agreement among the Registrant, NationsBank, N.A. and Bank of
               America National Trust and Savings Association.
       10.2    1993 Incentive Plan.
       11      Computation of Per Share Earnings.
       27      Financial Data Schedule.

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

                                          ROBERT HALF INTERNATIONAL INC.
                                                    (Registrant)

                                          By         /s/ M. KEITH WADDELL

                                            ------------------------------------

                                                     M. Keith Waddell,
                                                SENIOR VICE PRESIDENT, CHIEF
                                                        FINANCIAL
                                                   OFFICER AND TREASURER
                                                (PRINCIPAL FINANCIAL OFFICER
                                               AND DULY AUTHORIZED SIGNATORY)

Date: August 7, 1997

                                 EXHIBIT INDEX

                                                                                                           SEQUENTIALLY
 EXHIBITS                                            DESCRIPTION                                           NUMBERED PAGE
-----------  -------------------------------------------------------------------------------------------  ---------------
       3.1   Restated Certificate of Incorporation.
       4.1   Restated Certificate of Incorporation (filed as Exhibit 3.1)
      10.1   Third Amendment to Credit Agreement among the Registrant, NationsBank, N.A. and Bank of
             America National Trust and Savings Association.
      10.2   1993 Incentive Plan.
      11     Computation of Per Share Earnings.
      27     Financial Data Schedule.