Form 10-Q
period 1997-09-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 1997-11-10
CIK 315213

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

                    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1997:

               90,957,694 shares of $.001 par value Common Stock

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  ------------
                                                                                       (UNAUDITED)
                                                     ASSETS:
Cash and cash equivalents...........................................................   $   130,795    $   80,181
Accounts receivable, less allowances of $6,425 and $4,016...........................       173,030       125,383
Other current assets................................................................        17,658        12,184
                                                                                      -------------  ------------
    Total current assets............................................................       321,483       217,748
Intangible assets, less accumulated amortization of $44,364 and $39,461.............       173,420       174,663
Other assets........................................................................        42,246        23,601
                                                                                      -------------  ------------
    Total assets....................................................................   $   537,149    $  416,012
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses...............................................   $    21,262    $   15,049
Accrued payroll costs...............................................................        90,665        66,087
Income taxes payable................................................................         7,842         3,883
Current portion of notes payable and other indebtedness.............................         3,594         1,542
                                                                                      -------------  ------------
    Total current liabilities.......................................................       123,363        86,561
Notes payable and other indebtedness, less current portion..........................         4,829         5,069
Deferred income taxes...............................................................        15,994        15,937
                                                                                      -------------  ------------
    Total liabilities...............................................................       144,186       107,567

                                              Stockholders' Equity:
Common stock, $.001 par value authorized 160,000,000 shares; issued and outstanding
  90,969,384 and 89,622,256 shares..................................................            91            90
Capital surplus.....................................................................       178,757       140,443
Deferred compensation...............................................................       (35,332)      (26,802)
Accumulated translation adjustments.................................................        (1,079)           23
Retained earnings...................................................................       250,526       194,691
                                                                                      -------------  ------------
    Total stockholders' equity......................................................       392,963       308,445
                                                                                      -------------  ------------
    Total liabilities and stockholders' equity......................................   $   537,149    $  416,012
                                                                                      -------------  ------------
                                                                                      -------------  ------------

     All shares and amounts have been restated to retroactively reflect the three-for-two stock split effected in the form of a stock dividend in September
                                     1997.
        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                                   ----------------------  ----------------------
                                                                      1997        1996        1997        1996
                                                                   ----------  ----------  ----------  ----------
                                                                        (UNAUDITED)             (UNAUDITED)

Net service revenues.............................................  $  339,754  $  232,950  $  934,399  $  639,838
Direct costs of services, consisting of payroll, payroll taxes
  and insurance costs for temporary employees....................     204,554     141,162     563,165     387,487
                                                                   ----------  ----------  ----------  ----------
Gross margin.....................................................     135,200      91,788     371,234     252,351
Selling, general and administrative expenses.....................      93,411      63,983     257,281     176,133
Amortization of intangible assets................................       1,233       1,356       3,693       4,025
Interest income..................................................      (1,154)       (609)     (2,840)     (1,577)
                                                                   ----------  ----------  ----------  ----------
Income before income taxes.......................................      41,710      27,058     113,100      73,770
Provision for income taxes.......................................      17,079      11,112      46,339      30,361
                                                                   ----------  ----------  ----------  ----------
Net income.......................................................  $   24,631  $   15,946  $   66,761  $   43,409
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Net income per share.............................................  $      .26  $      .17  $      .71  $      .47
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

       All per share amounts have been restated to retroactively reflect the three-for-two stock split effected in the form of a stock dividend in
                                September 1997.
        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                                                                 (UNAUDITED)
COMMON STOCK--SHARES:
  Balance at beginning of period..........................................................      89,622      86,677
  Issuance of restricted stock............................................................         483         955
  Repurchases of common stock.............................................................        (413)       (263)
  Exercises of stock options..............................................................       1,263       1,492
  Issuance of common stock for acquisitions...............................................          14         544
                                                                                            ----------  ----------
    Balance at end of period..............................................................      90,969      89,405
                                                                                            ----------  ----------
                                                                                            ----------  ----------
COMMON STOCK--PAR VALUE:
  Balance at beginning of period..........................................................  $       90  $       87
  Issuance of restricted stock............................................................      --               1
  Exercises of stock options..............................................................           1           1
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $       91  $       89
                                                                                            ----------  ----------
                                                                                            ----------  ----------
CAPITAL SURPLUS:
  Balance at beginning of period..........................................................  $  140,443  $   99,739
  Issuance of restricted stock--excess over par value.....................................      17,251      24,335
  Exercises of stock options--excess over par value.......................................       4,885       3,577
  Issuance of common stock for acquisition................................................         400      --
  Tax benefits from exercises of stock options and restricted stock vesting...............      15,778      10,692
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $  178,757  $  138,343
                                                                                            ----------  ----------
                                                                                            ----------  ----------
DEFERRED COMPENSATION:
  Balance at beginning of period..........................................................  $  (26,802) $   (9,642)
  Issuance of restricted stock............................................................     (17,251)    (24,336)
  Amortization of deferred compensation...................................................       8,721       4,706
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $  (35,332) $  (29,272)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
ACCUMULATED TRANSLATION ADJUSTMENTS:
  Balance at beginning of period..........................................................  $       23  $       51
  Translation adjustments.................................................................      (1,102)       (264)
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $   (1,079) $     (213)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
RETAINED EARNINGS:
  Balance at beginning of period..........................................................  $  194,691  $  137,695
  Issuance of common stock for acquisition................................................      --           1,285
  Repurchases of common stock--excess over par value......................................     (10,926)     (4,522)
  Net income..............................................................................      66,761      43,409
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $  250,526  $  177,867
                                                                                            ----------  ----------
                                                                                            ----------  ----------

     All shares and amounts have been restated to retroactively reflect the three-for-two stock split effected in the form of a stock dividend in September
                                     1997.
        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................................  $   66,761  $   43,409
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of intangible assets.......................................................       3,693       4,025
  Depreciation expense....................................................................       8,995       4,396
  Deferred income taxes...................................................................      (4,946)     (1,128)
  Changes in assets and liabilities, net of effects of acquisitions:
    Increase in accounts receivable.......................................................     (47,158)    (25,530)
    Increase in accounts payable, accrued expenses and accrued payroll costs..............      29,900      20,934
    Increase (decrease) in income taxes payable...........................................       3,959      (6,136)
    Change in other assets, net of change in other liabilities............................       9,014      (2,081)
                                                                                            ----------  ----------
    Total adjustments.....................................................................       3,457      (5,520)
                                                                                            ----------  ----------
Net cash and cash equivalents provided by operating activities............................      70,218      37,889
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired......................................................      (3,338)     (1,038)
  Capital expenditures....................................................................     (24,550)    (13,302)
                                                                                            ----------  ----------
Net cash and cash equivalents used in investing activities................................     (27,888)    (14,340)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchases of common stock or common stock equivalents.................................     (10,926)     (4,522)
  Principal payments on notes payable and other indebtedness..............................      (1,454)     (3,632)
  Proceeds and tax benefits from exercise of stock options and restricted stock vesting...      20,664      14,270
                                                                                            ----------  ----------
Net cash and cash equivalents provided by financing activities............................       8,284       6,116
                                                                                            ----------  ----------
Net increase in cash and cash equivalents.................................................      50,614      29,665
Cash and cash equivalents at beginning of period..........................................      80,181      41,346
                                                                                            ----------  ----------
Cash and cash equivalents at end of period................................................  $  130,795  $   71,011
                                                                                            ----------  ----------
                                                                                            ----------  ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest................................................................................  $      348  $      434
  Income taxes............................................................................  $   29,805  $   25,923
Acquisitions:
  Fair value of assets acquired--
    Intangible assets.....................................................................  $    4,079  $    4,155
    Other.................................................................................         499       1,713
  Liabilities incurred--
    Notes payable and contracts...........................................................        (536)     (2,625)
    Other.................................................................................        (304)       (920)
  Common stock issued.....................................................................        (400)     (1,285)
                                                                                            ----------  ----------
  Cash paid, net of cash acquired.........................................................  $    3,338  $    1,038
                                                                                            ----------  ----------
                                                                                            ----------  ----------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

                                  (UNAUDITED)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS. Robert Half International Inc. (the "Company") provides specialized staffing services through such divisions as ACCOUNTEMPS-REGISTERED TRADEMARK-, ROBERT HALF-REGISTERED TRADEMARK-, OFFICETEAM-REGISTERED TRADEMARK-, RHI CONSULTING-REGISTERED TRADEMARK- and RHI MANAGEMENT RESOURCES-REGISTERED TRADEMARK-. The Company, through its Accountemps, Robert Half, and RHI Management Resources divisions, is the world's largest specialized provider of temporary and permanent personnel in the fields of accounting and finance. OfficeTeam specializes in skilled temporary administrative personnel. RHI Consulting provides contract information technology professionals. RHI Management Resources places senior-level accounting and financial professionals on longer term, more complex projects lasting for several months to a year or longer. Revenues are predominantly from temporary services. The Company operates in the United States, Canada and Europe. The Company is a Delaware corporation.

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

    The interim results for the three and nine months ended September 30, 1997, and 1996 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

    INTANGIBLE ASSETS. Intangible assets represent the cost of acquired companies in excess of the fair market value of their net tangible assets at the acquisition date, and are being amortized on a straight-line basis over a period of 40 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at September 30, 1997.

    INCOME TAXES. Deferred taxes are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1997

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

NOTE C--STOCK SPLIT

    In September 1997, the Company effected a three-for-two stock split in the form of a stock dividend. All share and per share amounts in the financial statements have been restated to retroactively reflect the three-for-two stock split.

NOTE D--SUBSEQUENT EVENT

    In October 1997, the Company authorized the repurchase, from time to time, of up to four million shares of the Company's common stock on the open market or in privately negotiated transactions, depending on market conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS FOR EACH OF THE THREE MONTHS AND NINE MONTHS ENDED
     SEPTEMBER 30, 1997 AND 1996

    Temporary services revenues were $313 million and $215 million for the three months ended September 30, 1997 and 1996, respectively, increasing by 46% during the three months ended September 30, 1997 compared to the same period in 1996. Temporary services revenues were $861 million and $589 million for the nine months ended September 30, 1997 and 1996, respectively, increasing by 46% during the nine months ended September 30, 1997 compared to the same period in 1996. Permanent placement revenues were $27 million and $18 million for the three months ended September 30, 1997 and 1996, respectively, increasing by 50% during the three months ended September 30, 1997 compared to the same period in 1996. Permanent placement revenues were $73 million and $51 million for the nine months ended September 30, 1997 and 1996, respectively, increasing by 43% during the nine months ended September 30, 1997 compared to the same period in 1996. Overall revenue increases reflect continued improvement in demand for the Company's services, which the Company believes is a result of increased acceptance in the use of professional staffing services. Revenues from companies acquired during the nine months ended September 30, 1997 were not material.

    The Company currently has more than 200 offices in 39 states and five foreign countries. Domestic operations represented 90% of revenues for both the three and nine months ended September 30, 1997 and 91% of revenues for both the three and nine months ended September 30, 1996. Foreign operations represented 10% of revenues for both the three and nine months ended September 30, 1997 and 9% of revenues for both the three and nine months ended September 30, 1996.

    Gross margin dollars from the Company's temporary services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for the Company's temporary services were $108 million and $298 million for the three and nine months ended September 30, 1997, respectively, compared to $74 million and $201 million for the comparable periods in 1996, increasing by 46% and 48% for the three and nine months ended September 30, 1997, respectively. Gross margin amounts equaled 35% of revenues for temporary services for both the three and nine months ended September 30, 1997, compared to 34% of temporary service revenues for both the three and nine months ended September 30, 1996, which the Company believes reflects its ability to adjust billing rates and wage rates to underlying market conditions. Gross margin dollars for the Company's permanent placement division were $27 million and $73 million for the three and nine months ended September 30, 1997, respectively, compared to $18 million and $51 million for the comparable periods in 1996, increasing by 50% and 43% for the three and nine months ended September 30, 1997, respectively.

    Selling, general and administrative expenses were $93 million and $257 million for the three and nine months ended September 30, 1997, respectively, compared to $64 million and $176 million during the three and nine months ended September 30, 1996, respectively. Selling, general and administrative expenses as a percentage of revenues were 27% and 28% for the three and nine months ended September 30, 1997, respectively, compared to 27% and 28% for the three and nine months ended September 30, 1996, respectively. Selling, general and administrative expenses consist primarily of staff compensation, advertising, and occupancy costs, most of which generally follow changes in revenues.

    The Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although management believes that goodwill has an unlimited life, the Company amortizes these costs over 40 years. Management believes that its strategy of making acquisitions of established companies in established markets and maintaining its presence in these markets preserves the goodwill for an indeterminate period. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at September 30, 1997. Intangible assets represented 32% of total assets and 44% of total stockholders' equity at September 30, 1997.

    Interest income for the three months ended September 30, 1997 and 1996 was $1,443,000 and $783,000, respectively, while interest expense for the three months ended September 30, 1997 and 1996 was $289,000 and $174,000, respectively. Interest income for the nine months ended September 30, 1997 and 1996 was $3,540,000 and $2,006,000, respectively, while interest expense for the nine months ended September 30, 1997 and 1996 was $700,000 and $429,000, respectively. These changes primarily reflect an increase in cash and cash equivalents.

    The provision for income taxes was 41% for all periods presented.

    LIQUIDITY AND CAPITAL RESOURCES

    The change in the Company's liquidity during nine months ended September 30, 1997 is the net effect of funds generated by operations and the funds used for the staffing services acquisitions, capital expenditures and principal payments on outstanding notes payable. For the nine months ended September 30, 1997, the Company generated $70.2 million from operations, used $27.9 million in investing activities and provided $8.3 million by financing activities.

    The Company's working capital at September 30, 1997 included $130.8 million in cash and cash equivalents. In addition at September 30, 1997, the Company had available $71.4 million of its $80 million bank revolving line of credit. The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company, the Company's fixed payments, and other obligations on both a short and long term basis. As of September 30, 1997, the Company had no material capital commitments.

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

    In September 1997, the Company effected a three-for-two stock split in the form of a stock dividend. All share and per share amounts in the financial statements have been restated to retroactively reflect the three-for-two stock split.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None

ITEM 2. CHANGES IN SECURITIES

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits.

 EXHIBIT NO.                                             EXHIBIT
-------------  -------------------------------------------------------------------------------------------
       10.1    1985 Stock Option Plan.
       10.2    StockPlus Plan.
       10.3    Outside Directors' Option Plan.
       10.4    1989 Restricted Stock Plan.
       11      Computation of Per Share Earnings.
       27      Financial Data Schedule.

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

                                          ROBERT HALF INTERNATIONAL INC.
                                                    (Registrant)

                                          By         /s/ M. KEITH WADDELL

                                            ------------------------------------

                                                     M. Keith Waddell,
                                                SENIOR VICE PRESIDENT, CHIEF
                                                        FINANCIAL
                                                   OFFICER AND TREASURER
                                                (PRINCIPAL FINANCIAL OFFICER
                                               AND DULY AUTHORIZED SIGNATORY)

Date: November 10, 1997

                               INDEX TO EXHIBITS

 EXHIBIT NO.                                                                                                     PAGE
-------------                                                                                                  ---------
       10.1    1985 Stock Option Plan........................................................................
       10.2    StockPlus Plan................................................................................
       10.3    Outside Directors' Option Plan................................................................
       10.4    1989 Restricted Stock Plan....................................................................
       11      Computation of Per Share Earnings.............................................................
       27      Financial Data Schedule.......................................................................