Form 10-K405
period 1997-12-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 1998-03-13
CIK 315213

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

       Registrant's telephone number, including area code: (650) 234-6000
                            ------------------------

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

                                      None
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of February 28, 1998, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $3,780,000,000 based on the closing sale price on that date. This amount excludes the market value of 8,110,689 shares of Common Stock held by registrant's directors and officers and their affiliates.

    As of February 28, 1998, there were outstanding 91,645,927 shares of the registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement to be mailed to stockholders in connection with the registrant's annual meeting of stockholders, scheduled to be held in May 1998, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be part of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    Robert Half International Inc. is the world's largest specialized provider of temporary and regular personnel in the fields of accounting and finance. Its divisions include ACCOUNTEMPS-Registered Trademark- and ROBERT
HALF-Registered Trademark-, providers of temporary and regular personnel, respectively, in the fields of accounting and finance. The Company, utilizing its experience as a specialized provider of temporary and permanent personnel, has expanded into additional specialty fields. In 1991, the Company formed OFFICETEAM-Registered Trademark- to provide skilled temporary administrative and office personnel. In 1994, the Company established RHI
CONSULTING-Registered Trademark- to concentrate on providing temporary and contract information technology professionals in positions ranging from PC support technician to chief information officer. In 1992, the Company acquired THE AFFILIATES-Registered Trademark-, which focuses on placing temporary and regular employees in paralegal, legal administrative and other legal support positions. In 1997, the Company established RHI MANAGEMENT
RESOURCES-REGISTERED TRADEMARK- to provide senior level project professionals specializing in the accounting and finance fields.

    The Company's business was originally founded in 1948. Prior to 1986, the Company was primarily a franchisor of ACCOUNTEMPS and ROBERT HALF offices. Beginning in 1986, the Company and its current management embarked on a strategy of acquiring franchised locations and other local or regional independent providers of specialized temporary service personnel. The Company has acquired all but three of the ACCOUNTEMPS and ROBERT HALF franchises in 47 separate transactions, and has acquired 18 other local or regional providers of specialized temporary service personnel. Since 1986, the Company has significantly expanded operations at many of the acquired locations and has opened many new locations. The Company believes that direct ownership of offices allows it to better monitor and protect the image of the ACCOUNTEMPS and ROBERT HALF names, promotes a more consistent and higher level of quality and service throughout its network of offices and improves profitability by centralizing many of its administrative functions. The Company currently has more than 200 offices in 39 states and five foreign countries and placed approximately 160,000 employees on temporary assignment with clients in 1997.

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

OFFICETEAM

    The Company's OFFICETEAM division, which commenced operations in 1991, places temporary and permanent office and administrative personnel, ranging from word processors to office managers, from approximately 190 locations in the United States, Canada and Europe. OFFICETEAM operates in much the same fashion as the ACCOUNTEMPS and ROBERT HALF divisions.

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

RHI CONSULTING

    The Company's RHI CONSULTING division, which commenced operations in 1994, specializes in providing information technology contract consultants and placing regular employees in areas ranging from multiple platform systems integration to end-user support, including specialists in programming, networking, systems integration, database design and help desk support. RHI CONSULTING conducts its activities from approximately 80 locations in the United States, Canada and Europe.

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

RHI MANAGEMENT RESOURCES

    The Company's RHI MANAGEMENT RESOURCES division, which commenced operations in 1997, specializes in providing senior level project professionals in the accounting and finance fields, including chief financial officers, controllers, and senior financial analysts, for such tasks as financial systems conversions, expansion into new markets, business process reengineering and post-merger financial consolidation.

MARKETING AND RECRUITING

    The Company markets its services to clients as well as employment candidates. Local marketing and recruiting are generally conducted by each office or related group of offices. Advertising directed to clients and employment candidates consists primarily of yellow pages advertisements, classified advertisements and radio. Direct marketing through mail and telephone solicitation also constitutes a significant portion of the Company's total advertising. National advertising conducted by the Company consists primarily of print advertisements in national newspapers, magazines and certain trade journals. Joint marketing arrangements have been entered into with Microsoft, Lotus Development Corporation, Corel Corporation (publisher of WordPerfect), Peachtree Software, Inc., Intuit and Computer Associates International, Inc. and typically provide for cooperative advertising, joint mailings and similar promotional activities. The Company also actively seeks endorsements and affiliations with professional organizations in the business management, office administration and professional secretarial fields. The Company also conducts public relations activities designed to enhance public recognition of the Company and its services. Local employees are encouraged to be active in civic organizations and industry trade groups.

    The Company owns many trademarks, service marks and tradenames, including the ROBERT HALF-Registered Trademark-, ACCOUNTEMPS-Registered Trademark-, OFFICETEAM-Registered Trademark-, THE AFFILIATES-Registered Trademark-, RHI CONSULTING-Registered Trademark- and RHI MANAGEMENT
RESOURCES-REGISTERED TRADEMARK- marks, which are registered in the United States and in a number of foreign countries.

ORGANIZATION

    Management of the Company's operations is coordinated from its headquarters in Menlo Park, California. The Company's headquarters provides support and centralized services to its offices in the administrative, marketing, accounting, training and legal areas, particularly as it relates to the standardization of the operating procedures of its offices. The Company has more than 200 offices in 39 states and five foreign countries. Office managers are responsible for most activities of their offices, including sales, local advertising and marketing and recruitment.

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

EMPLOYEES

    The Company has approximately 4,300 full-time staff employees. The Company's offices placed approximately 160,000 employees on temporary assignments with clients during 1997. Temporary employees placed by the Company are the Company's employees for all purposes while they are working on assignments. The Company pays the related costs of employment, such as workers' compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company provides voluntary health insurance coverage to interested temporary employees.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is listed for trading on the New York Stock Exchange under the symbol "RHI". On December 31, 1997, there were approximately 2,300 holders of record of the Common Stock.

    Following is a list by fiscal quarters of the sales prices of the stock as quoted on the New York Stock Exchange, adjusted, as appropriate, to reflect the two-for-one stock split effected in the form of a stock dividend in June 1996 and the three-for-two stock split effected in the form of a stock dividend in September 1997:

                                            SALES PRICES
                                        --------------------
      1997                                HIGH        LOW
      --------------------------------  --------   ---------
      4th Quarter.....................  $43.06     $33.00
      3rd Quarter.....................  $42.67     $31.33
      2nd Quarter.....................  $31.50     $23.00
      1st Quarter.....................  $29.83     $22.25


                                            SALES PRICES
                                        --------------------
      1996                                HIGH        LOW
      --------------------------------  --------   ---------
      4th Quarter.....................  $27.67     $21.75
      3rd Quarter.....................  $26.83     $16.08
      2nd Quarter.....................  $20.29     $16.25
      1st Quarter.....................  $16.58     $13.00

    No cash dividends were paid in 1997 or 1996. The Company, as it deems appropriate, may continue to retain all earnings for use in its business or may consider paying a dividend in the future.

ITEM 6. SELECTED FINANCIAL DATA

    Following is a table of selected financial data of the Company for the last five years:

                                                                       YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------------------------
                                                         1997         1996        1995        1994        1993
                                                     ------------  ----------  ----------  ----------  ----------
                                                                            (IN THOUSANDS)
INCOME STATEMENT DATA:
Net service revenues...............................  $  1,302,876  $  898,635  $  628,526  $  446,328  $  306,166
Direct costs of services, consisting of payroll,
 payroll taxes and insurance costs for temporary
 employees.........................................       785,546     545,343     384,449     273,327     188,292
                                                     ------------  ----------  ----------  ----------  ----------
Gross margin.......................................       517,330     353,292     244,077     173,001     117,874
Selling, general and administrative expenses.......       357,766     246,485     170,684     121,640      88,074
Amortization of intangible assets..................         4,926       5,405       4,767       4,584       4,251
Interest (income) expense..........................        (4,190)     (2,243)       (463)      1,570       3,992
                                                     ------------  ----------  ----------  ----------  ----------
Income before income taxes.........................       158,828     103,645      69,089      45,207      21,557
Provision for income taxes.........................        65,131      42,543      28,791      19,090       9,834
                                                     ------------  ----------  ----------  ----------  ----------
Net income.........................................  $     93,697  $   61,102  $   40,298  $   26,117  $   11,723
                                                     ------------  ----------  ----------  ----------  ----------
                                                     ------------  ----------  ----------  ----------  ----------

                                                                        YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1997        1996        1995        1994        1993
                                                       ----------  ----------  ----------  ----------  ----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NET INCOME PER SHARE:
  BASIC..............................................  $     1.03  $      .69  $      .47  $      .32  $      .16
  DILUTED............................................  $     1.00  $      .67  $      .46  $      .31  $      .16
SHARES:
  BASIC..............................................      90,668      88,267      85,479      82,095      72,927
  DILUTED............................................      93,999      91,522      88,488      85,051      75,313

                                                                              DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1997        1996        1995        1994        1993
                                                       ----------  ----------  ----------  ----------  ----------
                                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Intangible assets, net...............................  $  177,425  $  174,663  $  155,441  $  152,824  $  152,156
Total assets.........................................  $  561,367  $  416,012  $  301,140  $  227,761  $  204,598
Debt financing.......................................  $    8,157  $    6,611  $    5,725  $    4,214  $   32,740
Stockholders' equity.................................  $  418,800  $  308,445  $  227,930  $  176,995  $  133,602

    All shares and per share amounts have been restated to retroactively reflect the three-for-two stock split effected in the form of a stock dividend in September 1997 and the two-for-one stock splits effected in the form of a stock dividend in both June 1996 and August 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1997

    Temporary services revenues were $1.2 billion, $829 million and $577 million for the years ended December 31, 1997, 1996 and 1995, respectively, increasing by 45% during 1997 and 44% during 1996. The increase in revenues during these periods reflected in part revenues generated from the Company's OFFICETEAM, RHI CONSULTING, and RHI MANAGEMENT RESOURCES divisions, which were started in 1991, 1994 and 1997, respectively. Permanent placement revenues were $100 million, $70 million and $52 million for the years ended December 31, 1997, 1996 and 1995, respectively, increasing by 43% during 1997 and 35% during 1996. Overall revenue increases reflect continued improvement in demand for the Company's services, which the Company believes is a result of increased acceptance in the use of professional staffing services. Revenues from companies acquired during 1997, 1996 and 1995 were not material.

    The Company currently has more than 200 offices in 39 states and five foreign countries. Domestic operations represented 90% of revenues for the years ended December 31, 1997, 1996 and 1995. Foreign operations represented 10% of revenues for the years ended December 31, 1997, 1996 and 1995.

    Gross margin dollars from the Company's temporary services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for the Company's temporary services were $417 million, $283 million and $192 million for the years ended December 31, 1997, 1996 and 1995, respectively, increasing by 47% in both 1997 and 1996. Gross margin amounts equaled 35% of revenues for temporary services for the year ended December 31, 1997, and 34% for the year ended December 31, 1996, and 33% for the year ended December 31, 1995, which the Company believes reflects its ability to adjust billing rates and wage rates to underlying market conditions. Gross margin dollars for the Company's permanent placement division were $100 million, $70 million and $52 million for each of the years ended December 31, 1997, 1996 and 1995, respectively, increasing by 43% and 35% in 1997 and 1996, respectively.

    Selling, general and administrative expenses were $358 million during 1997, compared to $246 million in 1996 and $171 million in 1995. Selling, general and administrative expenses as a percentage of revenues were 28% for the year ended December 31, 1997, and 27% in both of the years ended December 31, 1996 and 1995. Selling, general and administrative expenses consist primarily of staff compensation, advertising, and occupancy costs, most of which generally follow changes in revenues.

    The Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although management believes that goodwill has an unlimited life, the Company amortizes these costs over 40 years. Management believes that its strategy of making acquisitions of established companies in established markets and maintaining its presence in these markets preserves the goodwill for an indeterminate period. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at December 31, 1997. Intangible assets represented 32% of total assets and 42% of total stockholders' equity at December 31, 1997.

    Interest income for the years ended December 31, 1997, 1996 and 1995 was $5,139,000, $2,948,000 and $1,237,000, respectively. Interest expense for the years ended December 31, 1997, 1996 and 1995 was $949,000, $705,000 and
$774,000, respectively. These changes primarily reflect an increase in cash and cash equivalents.

    The provision for income taxes was 41% for both the years ended December 31, 1997 and 1996, and 42% for the year ended December 31, 1995.

    LIQUIDITY AND CAPITAL RESOURCES

    The change in the Company's liquidity during the past three years is the net effect of funds generated by operations and the funds used for the staffing services acquisitions, capital expenditures and principal payments on outstanding notes payable. In October 1997, the Company authorized the repurchase, from time to time, of up to four million shares of the Company's common stock on the open market or in privately negotiated transactions, depending on market conditions. The Company has repurchased approximately 100,000 shares on the open market pursuant to this program. For additional information regarding the Company's stock repurchase program, see Note F of the Notes to Consolidated Financial Statements. Repurchases of the securities have been funded with cash generated from operations. For the year ended December 31, 1997, the Company generated $82 million from operations, used $35.3 million in investing activities and provided $4.5 million by financing activities.

    The Company's working capital at December 31, 1997, included $131 million in cash and cash equivalents. In addition at December 31, 1997, the Company had available $71.4 million of its $80 million bank revolving line of credit. The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company, the Company's fixed payments, and other obligations on both a short and long term basis. As of December 31, 1997, the Company had no material capital commitments.

    In 1997, the Company initiated a number of major system projects to replace core systems. Management expects these new systems to be in place before Year 2000 and to resolve any major existing Year 2000 issues. The Company expects to spend in excess of $40 million on these projects.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's market risk sensitive instruments do not subject the Company to material market risk exposures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------

                                                     ASSETS:

Cash and cash equivalents.................................................................  $  131,349  $   80,181
Accounts receivable, less allowances of $7,164 and $4,016.................................     186,899     125,383
Other current assets......................................................................      15,757       9,066
                                                                                            ----------  ----------
  Total current assets....................................................................     334,005     214,630
Intangible assets, less accumulated amortization of $46,001 and $39,461...................     177,425     174,663
Property and equipment, less accumulated depreciation of $29,962 and $18,252..............      49,937      26,719
                                                                                            ----------  ----------
  Total assets............................................................................  $  561,367  $  416,012
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable and accrued expenses.....................................................  $   20,285  $   15,049
Accrued payroll costs.....................................................................      95,925      66,087
Income taxes payable......................................................................       2,258       3,883
Current portion of notes payable and other indebtedness...................................       3,627       1,542
                                                                                            ----------  ----------
  Total current liabilities...............................................................     122,095      86,561
Notes payable and other indebtedness, less current portion................................       4,530       5,069
Deferred income taxes.....................................................................      15,942      15,937
                                                                                            ----------  ----------
  Total liabilities.......................................................................     142,567     107,567
                                                                                            ----------  ----------
Commitments and Contingencies

                                              STOCKHOLDERS' EQUITY:
Common Stock, $.001 par value authorized 160,000,000 shares; issued and outstanding
  91,208,029 and 89,621,932 shares........................................................          91          90
Capital surplus...........................................................................     196,888     140,443
Deferred compensation.....................................................................     (44,276)    (26,802)
Accumulated translation adjustments.......................................................      (1,347)         23
Retained earnings.........................................................................     267,444     194,691
                                                                                            ----------  ----------
  Total stockholders' equity..............................................................     418,800     308,445
                                                                                            ----------  ----------
  Total liabilities and stockholders' equity..............................................  $  561,367  $  416,012
                                                                                            ----------  ----------
                                                                                            ----------  ----------

     All shares and amounts have been restated to retroactively reflect the three-for-two stock
    split effected in the form of a stock dividend in September 1997 and the two-for-one
       stock split effected in the form of a stock dividend in June 1996.

          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             ------------------------------------
                                                                                 1997         1996        1995
                                                                             ------------  ----------  ----------

Net service revenues.......................................................  $  1,302,876  $  898,635  $  628,526
Direct costs of services, consisting of payroll, payroll taxes and
  insurance costs for temporary employees..................................       785,546     545,343     384,449
                                                                             ------------  ----------  ----------
Gross margin...............................................................       517,330     353,292     244,077
Selling, general and administrative expenses...............................       357,766     246,485     170,684
Amortization of intangible assets..........................................         4,926       5,405       4,767
Interest income............................................................        (4,190)     (2,243)       (463)
                                                                             ------------  ----------  ----------
Income before income taxes.................................................       158,828     103,645      69,089
Provision for income taxes.................................................        65,131      42,543      28,791
                                                                             ------------  ----------  ----------
Net income.................................................................  $     93,697  $   61,102  $   40,298
                                                                             ------------  ----------  ----------
                                                                             ------------  ----------  ----------

Basic net income per share.................................................  $       1.03  $      .69  $      .47
Diluted net income per share...............................................  $       1.00  $      .67  $      .46

     All per share amounts have been restated to retroactively reflect the three-for-two stock
    split effected in the form of a stock dividend in September 1997 and the two-for-one
       stock split effected in the form of a stock dividend in June 1996.

          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                  -------------------------------
                                                                                    1997       1996       1995
                                                                                  ---------  ---------  ---------
COMMON STOCK--SHARES:
  Balance at beginning of period................................................     89,622     86,677     84,456
  Issuances of restricted stock.................................................        802        989        702
  Repurchases of common stock...................................................       (676)      (296)      (342)
  Exercises of stock options....................................................      1,446      1,709      1,861
  Issuance of common stock for acquisitions.....................................         14        543     --
                                                                                  ---------  ---------  ---------
    Balance at end of period....................................................     91,208     89,622     86,677
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
COMMON STOCK--PAR VALUE:
  Balance at beginning of period................................................  $      90  $      87  $      84
  Issuances of restricted stock.................................................          1          1          1
  Repurchases of common stock...................................................         (1)    --         --
  Exercises of stock options....................................................          1          2          2
                                                                                  ---------  ---------  ---------
    Balance at end of period....................................................  $      91  $      90  $      87
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
CAPITAL SURPLUS:
  Balance at beginning of period................................................  $ 140,443  $  99,739  $  82,598
  Issuances of restricted stock--excess over par value..........................     29,189     24,019      6,886
  Exercises of stock options--excess over par value.............................      5,755      4,119      3,817
  Issuance of common stock for acquisition......................................        400     --         --
  Tax benefits from exercises of stock options and restricted stock vesting.....     21,101     12,566      6,438
                                                                                  ---------  ---------  ---------
    Balance at end of period....................................................  $ 196,888  $ 140,443  $  99,739
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
DEFERRED COMPENSATION:
  Balance at beginning of period................................................  $ (26,802) $  (9,642) $  (5,533)
  Issuances of restricted stock.................................................    (29,190)   (24,020)    (6,887)
  Amortization of deferred compensation.........................................     11,716      6,860      2,778
                                                                                  ---------  ---------  ---------
    Balance at end of period....................................................  $ (44,276) $ (26,802) $  (9,642)
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
ACCUMULATED TRANSLATION ADJUSTMENTS:
  Balance at beginning of period................................................  $      23  $      51  $    (541)
  Translation adjustments.......................................................     (1,370)       (28)       592
                                                                                  ---------  ---------  ---------
    Balance at end of period....................................................  $  (1,347) $      23  $      51
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
RETAINED EARNINGS:
  Balance at beginning of period................................................  $ 194,691  $ 137,695  $ 100,386
  Repurchases of common stock--excess over par value............................    (20,944)    (5,391)    (2,989)
  Issuance of common stock for acquisition......................................     --          1,285     --
  Net income....................................................................     93,697     61,102     40,298
                                                                                  ---------  ---------  ---------
    Balance at end of period....................................................  $ 267,444  $ 194,691  $ 137,695
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

     All shares and amounts have been restated to retroactively reflect the three-for-two stock
    split effected in the form of a stock dividend in September 1997 and the two-for-one
       stock split effected in the form of a stock dividend in June 1996.

          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.................................................................  $   93,697  $   61,102  $   40,298
    Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization of intangible assets......................................       4,926       5,405       4,767
      Depreciation expense...................................................      12,726       6,457       3,564
      Provision for deferred income taxes....................................      (5,135)     (1,702)       (683)
    Changes in assets and liabilities, net of effects of acquisitions:
      Increase in accounts receivable........................................     (61,027)    (38,565)    (24,289)
      Increase in accounts payable, accrued expenses and accrued payroll
        costs................................................................      27,878      17,893      15,106
      Increase (decrease) in income taxes payable............................      (1,625)     (1,274)      2,976
      Change in other assets, net of change in other liabilities.............      10,517       5,109         432
                                                                               ----------  ----------  ----------
    Total adjustments........................................................     (11,740)     (6,677)      1,873
                                                                               ----------  ----------  ----------
  Net cash and cash equivalents provided by operating activities.............      81,957      54,425      42,171
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired.........................................      (3,338)     (4,620)     (1,024)
  Capital expenditures.......................................................     (31,958)    (18,027)     (8,417)
                                                                               ----------  ----------  ----------
  Net cash and cash equivalents used in investing activities.................     (35,296)    (22,647)     (9,441)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchases of common stock and common stock equivalents...................     (20,945)     (5,391)     (2,989)
  Principal payments on notes payable and other indebtedness.................      (1,405)     (4,239)     (1,289)
  Proceeds and tax benefits from exercises of stock options and restricted
    stock vesting............................................................      26,857      16,687      10,256
                                                                               ----------  ----------  ----------
  Net cash and cash equivalents provided by financing activities.............       4,507       7,057       5,978
                                                                               ----------  ----------  ----------
  Net increase in cash and cash equivalents..................................      51,168      38,835      38,708
  Cash and cash equivalents at beginning of period...........................      80,181      41,346       2,638
                                                                               ----------  ----------  ----------
  Cash and cash equivalents at end of period.................................  $  131,349  $   80,181  $   41,346
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest.................................................................  $      476  $      521  $      405
    Income taxes.............................................................  $   50,340  $   32,163  $   21,853
  Acquisitions:
    Assets acquired--
      Intangible assets......................................................  $    4,079  $    9,932  $    4,697
      Other..................................................................         499       2,180         753
    Liabilities incurred--
      Notes payable and contracts............................................        (536)     (5,125)     (2,800)
      Other..................................................................        (304)     (1,082)     (1,626)
    Common stock issued......................................................        (400)     (1,285)     --
                                                                               ----------  ----------  ----------
    Cash paid, net of cash acquired..........................................  $    3,338  $    4,620  $    1,024
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS. Robert Half International Inc. (the "Company") provides specialized staffing services through such divisions as ACCOUNTEMPS, ROBERT HALF, OFFICETEAM, RHI CONSULTING and RHI MANAGEMENT RESOURCES. The Company, through its ACCOUNTEMPS, ROBERT HALF and RHI MANAGEMENT RESOURCES divisions, is the world's largest specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OFFICETEAM specializes in skilled temporary administrative personnel. RHI CONSULTING provides contract information technology professionals. RHI MANAGEMENT RESOURCES places senior-level accounting and financial professionals on longer term, more complex projects lasting for several months to a year or longer. Revenues are predominantly from temporary services. The Company operates in the United States, Canada and Europe. The Company is a Delaware corporation.

    PRINCIPLES OF CONSOLIDATION. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances have been eliminated. Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 presentation.

    REVENUE RECOGNITION. Temporary services revenues are recognized when the services are rendered by the Company's temporary employees. Permanent placement revenues are recognized when employment candidates accept offers of permanent employment. Allowances are established to estimate losses due to placed candidates not remaining employed for the Company's guarantee period, typically 90 days.

    CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with a maturity of three months or less as cash equivalents.

    INTANGIBLE ASSETS. Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at acquisition date, which are being amortized on a straight-line basis over a period of 40 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at December 31, 1997.

    INCOME TAXES. Deferred taxes are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rates.

    FOREIGN CURRENCY TRANSLATION. The results of operations of the Company's foreign subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company's foreign subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as part of Stockholders' Equity. Gains and losses resulting from foreign currency transactions are included in the Consolidated Statements of Income.

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

    PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the life of the related asset or the life of the lease.

NOTE B--ACQUISITIONS

    In July 1986, the Company acquired all of the outstanding stock of Robert Half Incorporated, the franchisor of the ACCOUNTEMPS and ROBERT HALF operations. Subsequently, in 65 separate transactions the Company acquired all of the outstanding stock of certain corporations operating ACCOUNTEMPS and ROBERT HALF franchised offices in the United States, the United Kingdom and Canada as well as other staffing services businesses. The Company has paid approximately $210 million in cash, stock, notes and other indebtedness in these acquisitions, excluding transaction costs and cash acquired.

    These acquisitions were primarily accounted for as purchases, and the excess of cost of the acquired companies in excess of the fair market value of the net tangible assets acquired is being amortized over 40 years using the straight-line method. Results of operations of the acquired companies are included in the Consolidated Statements of Income from the dates of acquisition. The acquisitions made during 1997, 1996 and 1995 had no material pro forma impact on the results of operations.

NOTE C--NOTES PAYABLE AND OTHER INDEBTEDNESS

    The Company issued promissory notes as well as other forms of indebtedness in connection with certain acquisitions and other payment obligations. These are due in varying installments, carry varying interest rates and in aggregate amounted to $8,157,000 at December 31, 1997 and $6,611,000 at December 31, 1996.
At December 31, 1997, $4,825,000 of the notes was secured by a standby letter of credit (see Note D). The following table shows the schedule of maturities for notes payable and other indebtedness at December 31, 1997 (in thousands):

1998................................................................  $   3,627
1999................................................................      1,032
2000................................................................        901
2001................................................................         56
2002................................................................         61
Thereafter..........................................................      2,480
                                                                      ---------
                                                                      $   8,157
                                                                      ---------
                                                                      ---------

    At December 31, 1997, generally the notes carried fixed rates and the weighted average interest rate for the above was approximately 7.0%, 6.9% and 7.3% for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE D--BANK LOAN (REVOLVING CREDIT)

    The bank loan is an unsecured credit facility which provides a line of credit of up to $80,000,000, which is available to fund the Company's general business and working capital needs, including acquisitions and the purchase of the Company's common stock, and to cover the issuance of debt support standby letters of credit up to $15,000,000.

    As of December 31, 1997 and 1996, the Company had no borrowings on the line of credit outstanding and had used $8,583,000 and $8,683,000 in debt support standby letters of credit, respectively. There is a commitment fee on the unused portion of the entire credit facility of .09%. The loan is subject to certain financial covenants which also affect the interest rates charged. The final maturity date for the credit facility is August 31, 2002.

NOTE E--ACCRUED PAYROLL COSTS

    Accrued payroll costs consisted of the following (in thousands):

                                                                          YEARS ENDED DECEMBER
                                                                                  31,
                                                                          --------------------
                                                                            1997       1996
                                                                          ---------  ---------
Payroll and bonuses.....................................................  $  36,493  $  28,374
Employee benefits and workers' compensation.............................     42,042     30,126
Payroll taxes...........................................................     17,390      7,587
                                                                          ---------  ---------
                                                                          $  95,925  $  66,087
                                                                          ---------  ---------
                                                                          ---------  ---------

NOTE F--STOCKHOLDERS' EQUITY

    STOCK SPLITS--In August 1997, the Company effected a three-for-two stock split in the form of a stock dividend. In June 1996, the Company effected a two-for-one stock split in the form of a stock dividend. All shares and per share amounts have been retroactively restated in the financial statements to reflect these stock splits.

    STOCK REPURCHASE PROGRAM--In October 1997, the Company's Board of Directors authorized the repurchase, from time to time, of up to four million shares of the Company's common stock on the open market or in privately negotiated transactions, depending on market conditions. During 1997, the Company repurchased approximately 100,000 shares of common stock for a total cost of $3.4 million.

NOTE G--INCOME TAXES

    The provision for income taxes for the years ended December 31, 1997, 1996 and 1995 consisted of the following (in thousands):

                                                                  YEARS ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
Current:
  Federal....................................................  $  53,973  $  34,392  $  22,061
  State......................................................     12,261      7,457      4,728
  Foreign....................................................      4,032      2,396      2,685
Deferred--principally domestic...............................     (5,135)    (1,702)      (683)
                                                               ---------  ---------  ---------
                                                               $  65,131  $  42,543  $  28,791
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The income taxes shown above varied from the statutory federal income tax rates for these periods as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                                ----------------------------
                                                                1997        1996        1995
                                                                ----        ----        ----
Federal U.S. income tax rate................................    35.0%       35.0%       35.0%
State income taxes, net of federal tax benefit..............     4.6         4.5         4.5
Amortization of intangible assets...........................      .8         1.0         1.5
Other, net..................................................      .6          .5          .7
                                                                ----        ----        ----
Effective tax rate..........................................    41.0%       41.0%       41.7%
                                                                ----        ----        ----
                                                                ----        ----        ----

    The deferred portion of the tax provisions consisted of the following (in thousands):

                                                                    YEARS ENDED DECEMBER 31,
                                                                 -------------------------------
                                                                   1997       1996       1995
                                                                 ---------  ---------  ---------
Amortization of franchise rights...............................  $      66  $     691  $   1,650
Accrued expenses, deducted for tax when paid...................     (5,511)    (2,468)    (2,068)
Other, net.....................................................        310         75       (265)
                                                                 ---------  ---------  ---------
                                                                 $  (5,135) $  (1,702) $    (683)
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

    The net deferred income tax liability shown on the balance sheet is comprised of the following (in thousands):

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1997       1996
                                                                          ---------  ---------
Deferred income tax assets..............................................  $  (4,836) $  (2,536)
Deferred income tax liabilities.........................................     20,778     18,473
                                                                          ---------  ---------
                                                                          $  15,942  $  15,937
                                                                          ---------  ---------
                                                                          ---------  ---------

    No valuation allowances against deferred tax assets were required for the years ended December 31, 1997 and 1996.

    The components of the net deferred income tax liability at December 31, 1997 and 1996, were as follows (in thousands):

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1997       1996
                                                                          ---------  ---------
Amortization of intangible assets.......................................  $  17,026  $  16,954
Foreign taxes...........................................................          0        151
Other, net..............................................................     (1,084)    (1,168)
                                                                          ---------  ---------
                                                                          $  15,942  $  15,937
                                                                          ---------  ---------
                                                                          ---------  ---------

NOTE H--COMMITMENTS

    Rental expense, primarily for office premises, amounted to $19,594,000, $13,315,000 and $11,027,000 for the years ended December 31, 1997, 1996 and
1995, respectively. The approximate minimum rental commitments for 1998 and thereafter under non-cancelable leases in effect at December 31, 1997, were as follows (in thousands):

1998...............................................................  $  22,184
1999...............................................................     21,986
2000...............................................................     19,460
2001...............................................................     17,375
2002...............................................................     12,303
Thereafter.........................................................     26,229

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

    The Company accounts for these plans under APB Opinion 25. Therefore, no compensation cost has been recognized for its stock option plans. Had compensation cost for the stock options granted subsequent to January 1, 1995, been based on the estimated fair value at the award dates, as prescribed by Statement of Financial Accounting Standards No. 123, the Company's pro forma net income and net income per share would have been as follows:

                                                                          YEARS ENDED DECEMBER 31,
                                                                ---------------------------------------------
                                                                    1997            1996            1995
                                                                -------------   -------------   -------------
Net Income
  As Reported.................................................   $     93,697    $     61,102    $     40,298
  Pro forma...................................................   $     90,212    $     59,666    $     40,174

Net Income Per Share
  Basic
    As Reported...............................................   $       1.03    $        .69    $        .47
    Pro forma.................................................   $        .99    $        .68    $        .47
  Diluted
    As Reported...............................................   $       1.00    $        .67    $        .46
    Pro forma.................................................   $        .97    $        .66    $        .46

    The pro forma amounts do not include amounts for stock options granted before January 1, 1995. Therefore, the pro forma amounts may not be representative of the disclosed effects on pro forma net income and net income per share for future years.

    The fair value of each option is estimated, as of the grant date, using the Black-Scholes option pricing model with the following assumptions used for grants in 1997, 1996 and 1995, respectively: no dividend yield for any year; expected volatility of 32% to 34%; risk-free interest rates of 5.7% to 6.9%, 5.3% to 6.7% and 5.4% to 7.9%; and expected lives of 5.5 to 7.3 years for all three years.

    The following table reflects activity under all stock plans from January 1, 1995 through December 31, 1997, and the weighted average exercise prices:

                                                                                  STOCK OPTION PLANS
                                                                                ----------------------
                                                                                             WEIGHTED
                                                                                             AVERAGE
                                                                 RESTRICTED     NUMBER OF     PRICE
                                                                 STOCK PLANS      SHARES    PER SHARE
                                                                -------------   ----------  ----------
Outstanding, January 1, 1995..................................    1,757,474      9,399,183  $    3.70
  Granted.....................................................      745,176      2,071,893  $   12.67
  Exercised...................................................      --          (1,861,221) $    2.05
  Restrictions lapsed.........................................     (563,313)        --         --
  Forfeited...................................................      (42,846)      (542,007) $    4.79
                                                                -------------   ----------  ----------
Outstanding, December 31, 1995................................    1,896,491      9,067,848  $    6.04
  Granted.....................................................      998,492      1,689,644  $   20.94
  Exercised...................................................      --          (1,708,532) $    2.41
  Restrictions lapsed.........................................     (412,329)        --         --
  Forfeited...................................................       (9,099)      (387,429) $    9.33
                                                                -------------   ----------  ----------
Outstanding, December 31, 1996................................    2,473,555      8,661,531  $    9.53
  Granted.....................................................      847,469      1,944,656  $   29.68
  Exercised...................................................      --          (1,446,404) $    3.98
  Restrictions lapsed.........................................     (859,399)        --         --
  Forfeited...................................................      (45,578)      (515,537) $   15.29
                                                                -------------   ----------  ----------
Outstanding, December 31, 1997................................    2,416,047      8,644,246  $   14.52
                                                                -------------   ----------  ----------
                                                                -------------   ----------  ----------

    The following table summarizes information about options outstanding as of December 31, 1997:

                                                           OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                           ----------------------------------------------------  ------------------------------
                                                NUMBER                                               NUMBER
                                            OUTSTANDING AS        WEIGHTED          WEIGHTED     EXERCISABLE AS     WEIGHTED
                                                  OF               AVERAGE           AVERAGE           OF            AVERAGE
                                             DECEMBER 31,         REMAINING         EXERCISE      DECEMBER 31,      EXERCISE
RANGE OF EXERCISE PRICES                         1997         CONTRACTUAL LIFE        PRICE           1997            PRICE
-----------------------------------------  ----------------  -------------------  -------------  ---------------  -------------
$1.44 to $4.21...........................       1,848,332              4.81         $    2.90        1,848,332      $    2.90
$5.00 to $8.00...........................       1,862,215              6.80         $    6.95        1,172,598      $    7.08
$8.58 to $19.46..........................       2,456,571              8.01         $   15.24          641,417      $   14.26
$20.21 to $37.50.........................       1,916,216              9.09         $   24.74          229,866      $   22.43
$38.58 to $41.44.........................         560,912              9.81         $   39.98          --              --
                                           ----------------             ---            ------    ---------------       ------
                                                8,644,246              7.42         $   14.52        3,892,213      $    7.18
                                           ----------------             ---            ------    ---------------       ------
                                           ----------------             ---            ------    ---------------       ------

    At December 31, 1997, the total number of available shares to grant under the plans (consisting of either restricted stock or options) was 1,137,850.

NOTE J--PREFERRED SHARE PURCHASE RIGHTS

    Pursuant to the Company's stockholder rights agreement, each share of common stock carries one right to purchase .0067 shares of preferred stock. The rights become exercisable in certain limited circumstances involving a potential business combination transaction or an acquisition of shares of the Company and are exercisable at a price of $66.67 per right, subject to adjustment. Following certain other events after the rights become exercisable, each right entitles its holder to purchase for $66.67 an amount of common stock of the Company, or, in certain circumstances, securities of the acquiror, having a then-current market value of twice the exercise price of the right. The rights are redeemable and may be amended at the Company's option before they become exercisable. Until a right is exercised, the holder of a right has no rights as a stockholder of the Company. The rights expire on July 23, 2000.

NOTE K--NET INCOME PER SHARE

    In 1997, the Company adopted Statement of Financial Accounting Standard No. 128 (SFAS No. 128), "Earnings Per Share". Under SFAS No. 128, basic net income per share is computed as net income divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. The calculation of net income per share in compliance with SFAS No. 128 for the three years ended December 31, 1997 is reflected in the following table:

                                                                  YEARS ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
Net Income...................................................  $  93,697  $  61,102  $  40,298
Basic:
  Weighted average shares....................................     90,668     88,267     85,479
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
Diluted:
  Weighted average shares....................................     90,668     88,267     85,479
  Common stock equivalents--stock options....................      3,331      3,255      3,009
                                                               ---------  ---------  ---------
  Diluted shares.............................................     93,999     91,522     88,488
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
Net Income Per Share:
  Basic......................................................  $    1.03  $     .69  $     .47
  Diluted....................................................  $    1.00  $     .67  $     .46

    As a result of adopting SFAS No. 128 in 1997, the Company's reported net income per share for 1996 and 1995 have been restated. The effect of this accounting change on previously reported net income per share data is as follows:

                                                                                    1996       1995
                                                                                  ---------  ---------
Primary net income per share as reported........................................  $     .67  $     .45
Effect of SFAS No. 128..........................................................        .02        .02
                                                                                        ---        ---
Basic net income per share as restated..........................................  $     .69  $     .47
                                                                                        ---        ---
                                                                                        ---        ---
Fully diluted net income per share as reported..................................  $     .67  $     .45
Effect of SFAS No. 128..........................................................     --            .01
                                                                                        ---        ---
Diluted net income per share as restated........................................  $     .67  $     .46
                                                                                        ---        ---
                                                                                        ---        ---

    In 1997, the Financial Accounting Standards Board adopted SFAS No. 130 "Reporting Comprehensive Income", which requires disclosure of comprehensive income. This statement becomes effective in 1998. The Company does not expect the impact of adopting this statement to be significant.

NOTE L--QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following tabulation shows certain quarterly financial data for 1997 and 1996 (in thousands, except per share amounts):

                                                                       QUARTER
                                                    ----------------------------------------------   YEAR ENDED
1997                                                    1           2           3           4       DECEMBER 31,
--------------------------------------------------  ----------  ----------  ----------  ----------  ------------
Net service revenues..............................  $  283,023  $  311,622  $  339,754  $  368,477   $1,302,876
Gross margin......................................  $  111,894  $  124,140  $  135,200  $  146,096   $  517,330
Income before income taxes........................  $   33,777  $   37,613  $   41,710  $   45,728   $  158,828
Net income........................................  $   19,920  $   22,210  $   24,631  $   26,936   $   93,697

Basic net income per share........................  $      .22  $      .24  $      .27  $      .30   $     1.03
Diluted net income per share......................  $      .21  $      .24  $      .26  $      .29   $     1.00


                                                                       QUARTER
                                                    ----------------------------------------------   YEAR ENDED
1996                                                    1           2           3           4       DECEMBER 31,
--------------------------------------------------  ----------  ----------  ----------  ----------  ------------
Net service revenues..............................  $  196,239  $  210,649  $  232,950  $  258,797   $  898,635
Gross margin......................................  $   76,642  $   83,921  $   91,788  $  100,941   $  353,292
Income before income taxes........................  $   22,478  $   24,234  $   27,058  $   29,875   $  103,645
Net income........................................  $   13,239  $   14,224  $   15,946  $   17,693   $   61,102

Basic net income per share........................  $      .15  $      .16  $      .18  $      .20   $      .69
Diluted net income per share......................  $      .15  $      .16  $      .17  $      .19   $      .67

NOTE M--SEGMENT REPORTING

    Information about the Company's operations in different geographic locations for each of the three years in the period ended December 31, 1997, is shown below. The Company's areas of operations outside of the United States include Canada, the United Kingdom, Belgium, France and the Netherlands. Revenues represent total revenues from the respective geographic areas. Operating income is revenues less operating costs and expenses pertaining to specific geographic areas. Foreign operating income reflects charges for U.S. management fees and amortization of intangible assets of $1,538,000, $1,533,000 and $992,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Domestic operating income reflects charges for amortization of intangibles of $4,466,000, $4,935,000 and $4,307,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Identifiable assets are those assets used in the geographic areas and are after elimination of intercompany balances.

                                                               YEARS ENDED DECEMBER 31,
                                                         ------------------------------------
                                                             1997         1996        1995
                                                         ------------  ----------  ----------
                                                                    (IN THOUSANDS)
Revenues
  Domestic.............................................  $  1,176,888  $  812,751  $  564,564
  Foreign..............................................       125,988      85,884      63,962
                                                         ------------  ----------  ----------
                                                         $  1,302,876  $  898,635  $  628,526
                                                         ------------  ----------  ----------
                                                         ------------  ----------  ----------
Operating Income
  Domestic.............................................  $    144,393  $   94,260  $   63,861
  Foreign..............................................        10,245       7,142       4,765
                                                         ------------  ----------  ----------
                                                         $    154,638  $  101,402  $   68,626
                                                         ------------  ----------  ----------
                                                         ------------  ----------  ----------
Assets
  Domestic.............................................  $    505,702  $  375,576  $  267,487
  Foreign..............................................        55,665      40,436      33,653
                                                         ------------  ----------  ----------
                                                         $    561,367  $  416,012  $  301,140
                                                         ------------  ----------  ----------
                                                         ------------  ----------  ----------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors of Robert Half International Inc.:

    We have audited the accompanying consolidated statements of financial position of Robert Half International Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robert Half International Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

San Francisco, California
January 22, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    The information required by Items 10 through 13 of Part III is incorporated by reference from the registrant's Proxy Statement, under the captions "NOMINATION AND ELECTION OF DIRECTORS," "BENEFICIAL STOCK OWNERSHIP," "COMPENSATION OF DIRECTORS," "COMPENSATION OF EXECUTIVE OFFICERS" AND "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION AND CERTAIN TRANSACTIONS," which Proxy Statement will be mailed to stockholders in connection with the registrant's annual meeting of stockholders which is scheduled to be held in May 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS

    The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

       Consolidated statements of financial position at December 31, 1997 and 1996.

       Consolidated statements of income for the years ended December 31, 1997, 1996 and 1995.

       Consolidated statements of stockholders' equity for the years ended December 31, 1997, 1996 and 1995.

       Consolidated statements of cash flows for the years ended December 31, 1997, 1996 and 1995.

       Notes to consolidated financial statements.

    Report of independent public accountants.

    Selected quarterly financial data for the years ended December 31, 1997 and 1996 are set forth in Note L--Quarterly Financial Data (Unaudited) included in Item 8 of this report.

2.  FINANCIAL STATEMENT SCHEDULES

        Schedules I through V have been omitted as they are not applicable.

3.  EXHIBITS

EXHIBIT
  NO.                                     EXHIBIT
------- ---------------------------------------------------------------------------
  3.1   Restated Certificate of Incorporation, incorporated by reference to Exhibit
        3.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.
  3.2   By-Laws, incorporated by reference to Exhibit 3.2 to the Registrant's
        Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
  4.1   Indenture dated as of October 1, 1972, as amended, between IDS Realty Trust and First National Bank of Minneapolis, incorporated by reference to
        Exhibits 6(t) and 6(v) to the Form S-14 Registration Statement of the
        Registrant (formerly known as Boothe Interim Corporation) filed with the
        Securities and Exchange Commission on December 31, 1979.
  4.2   Restated Certificate of Incorporation of Registrant (filed as Exhibit 3.1).
  4.3   Rights Agreement, dated as of July 23, 1990, between the Registrant and The
        Chase Manhattan Bank (formerly Manufacturers Hanover Trust Company of
        California), as amended and restated effective April 30, 1997, incorporated by reference to Exhibit 1 to Registrant's Form 8-A/A Amendment No. 4 filed on May 1, 1997.

EXHIBIT
  NO.                                     EXHIBIT
------- ---------------------------------------------------------------------------
 10.1   Credit Agreement dated as of November 1, 1993, among the Registrant,
        NationsBank of North Carolina, N.A. and Bank of America National Trust and
        Savings Association, as amended, incorporated by reference to (i) Exhibit
        10 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993, (ii) Exhibit 10.1 to the Registrant's Quarterly
        Report on Form 10-Q for the fiscal quarter ended June 30, 1995, (iii)
        Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and (iv) Exhibit 10.1 to the Registrant's
        Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.
*10.2   Employment Agreement dated as of October 2, 1985, between the Registrant and Harold M. Messmer, Jr. The Twelfth Amendment to the Employment
        Agreement is filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The original Employment Agreement and the first eleven amendments thereto are incorporated by reference to (i) Exhibit
        10.(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, (ii) Exhibit 10.2(b) to Registrant's Registration
        Statement on Form S-1 (No. 33-15171), (iii) Exhibit 10.2(c) to the
        Registrant's Annual Report on Form 10-K for the fiscal year ended December
        31, 1987, (iv) Exhibit 10.2(d) to the Registrant's Annual Report on Form
        10-K for the fiscal year ended December 31, 1988, (v) Exhibit 28.1 to the
        Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
        March 31, 1990, (vi) Exhibit 10.8 to the Registrant's Annual Report on Form
        10-K for the fiscal year ended December 31, 1991, (vii) Exhibit 10.1 to the
        Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
        June 30, 1993, (viii) Exhibit 10.7 to the Registrant's Annual Report on
        Form 10-K for the fiscal year ended December 31, 1993, (ix) Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
        March 31, 1995, (x) Exhibit 10.7 to the Registrant's Annual Report on Form
        10-K for the fiscal year ended December 31, 1995 and (xi) Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1996.
*10.3   Key Executive Retirement Plan--Level II, as amended, incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K
        for the fiscal year ended December 31, 1996.
*10.4   Restated Retirement Agreement between the Registrant and Harold M. Messmer,
        Jr., incorporated by reference to Exhibit 10.4 to the Registrant's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1996.
*10.5   1985 Stock Option Plan, as amended, incorporated by reference to Exhibit
        10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.
*10.6   Excise Tax Restoration Agreement dated November 5, 1996, incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K
        for the fiscal year ended December 31, 1996.
*10.7   Outside Directors' Option Plan, as amended.
*10.8   1989 Restricted Stock Plan, as amended, incorporated by reference to
        Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the
        fiscal quarter ended September 30, 1997.
*10.9   StockPlus Plan, as amended.
*10.10  1993 Incentive Plan, as amended.
*10.11  Deferred Compensation Plan, incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1989.
*10.12  Annual Performance Bonus Plan, incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
        June 30, 1996.
*10.13  Form of Severance Agreement, incorporated by reference to (i) Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1989 and (ii) Exhibit 19.2 to the Registrant's Quarterly
        Report on Form 10-Q for the fiscal quarter ended September 30, 1990.

EXHIBIT
  NO.                                     EXHIBIT
------- ---------------------------------------------------------------------------
*10.14  Form of Indemnification Agreement for Directors of the Registrant,
        incorporated by reference to (i) Exhibit 10.27 to the Registrant's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1989 and (ii)
        Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
*10.15  Form of Indemnification Agreement for Executive Officers of Registrant,
        incorporated by reference to Exhibit 10.28 to the Registrant's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1989.
*10.16  Senior Executive Retirement Plan, as amended, incorporated by reference to
        Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
*10.17  Collateral Assignment of Split Dollar Insurance Agreement, incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K
        for the fiscal year ended December 31, 1996.
 21     Subsidiaries of the Registrant.
 23     Accountants' Consent
 27     Financial Data Schedule.

------------------------

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b) Reports on Form 8-K

        The Registrant filed no reports on Form 8-K during the fiscal quarter ending December 31, 1997.

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

Date: March 13, 1998                      By:        /S/ M. KEITH WADDELL

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

Date: March 13, 1998                 By:        /S/ HAROLD M. MESSMER, JR.
                                   ------------------------------------------
                                             Harold M. Messmer, Jr.
                                       Chairman of the Board, President,
                                            Chief Executive Officer,
                                                 and a Director
                                         (Principal Executive Officer)

Date: March 13, 1998                 By:         /S/ ANDREW S. BERWICK, JR.
                                   ------------------------------------------
                                        Andrew S. Berwick, Jr., Director

Date: March 13, 1998                  By:           /S/ FREDERICK P. FURTH
                                   ------------------------------------------
                                          Frederick P. Furth, Director

Date: March 13, 1998                   By:          /S/ EDWARD W. GIBBONS
                                   ------------------------------------------
                                          Edward W. Gibbons, Director

Date: March 13, 1998                  By:         /S/ FREDERICK A. RICHMAN
                                   ------------------------------------------
                                         Frederick A. Richman, Director

Date: March 13, 1998                   By:             /S/ THOMAS J. RYAN
                                   ------------------------------------------
                                            Thomas J. Ryan, Director

Date: March 13, 1998                  By:           /S/ J. STEPHEN SCHAUB
                                   ------------------------------------------
                                          J. Stephen Schaub, Director

Date: March 13, 1998                   By:           /S/ M. KEITH WADDELL
                                   ------------------------------------------
                                                M. Keith Waddell
                                     Senior Vice President, Chief Financial
                                             Officer and Treasurer
                                         (Principal Financial Officer)

Date: March 13, 1998                  By:          /S/ BARBARA J. FORSBERG
                                   ------------------------------------------
                                              Barbara J. Forsberg
                                         Vice President and Controller
                                         (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                     EXHIBIT
------- ---------------------------------------------------------------------------
  3.1   Restated Certificate of Incorporation, incorporated by reference to Exhibit
        3.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.
  3.2   By-Laws, incorporated by reference to Exhibit 3.2 to the Registrant's
        Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
  4.1   Indenture dated as of October 1, 1972, as amended, between IDS Realty Trust and First National Bank of Minneapolis, incorporated by reference to
        Exhibits 6(t) and 6(v) to the Form S-14 Registration Statement of the
        Registrant (formerly known as Boothe Interim Corporation) filed with the
        Securities and Exchange Commission on December 31, 1979.
  4.2   Restated Certificate of Incorporation of Registrant (filed as Exhibit 3.1).
  4.3   Rights Agreement, dated as of July 23, 1990, between the Registrant and The
        Chase Manhattan Bank (formerly Manufacturers Hanover Trust Company of
        California), as amended and restated effective April 30, 1997, incorporated by reference to Exhibit 1 to Registrant's Form 8-A/A Amendment No. 4 filed on May 1, 1997.
 10.1   Credit Agreement dated as of November 1, 1993, among the Registrant,
        NationsBank of North Carolina, N.A. and Bank of America National Trust and
        Savings Association, as amended, incorporated by reference to (i) Exhibit
        10 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993, (ii) Exhibit 10.1 to the Registrant's Quarterly
        Report on Form 10-Q for the fiscal quarter ended June 30, 1995, (iii)
        Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and (iv) Exhibit 10.1 to the Registrant's
        Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.
*10.2   Employment Agreement dated as of October 2, 1985, between the Registrant and Harold M. Messmer, Jr. The Twelfth Amendment to the Employment
        Agreement is filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The original Employment Agreement and the first eleven amendments thereto are incorporated by reference to (i) Exhibit
        10.(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, (ii) Exhibit 10.2(b) to Registrant's Registration
        Statement on Form S-1 (No. 33-15171), (iii) Exhibit 10.2(c) to the
        Registrant's Annual Report on Form 10-K for the fiscal year ended December
        31, 1987, (iv) Exhibit 10.2(d) to the Registrant's Annual Report on Form
        10-K for the fiscal year ended December 31, 1988, (v) Exhibit 28.1 to the
        Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
        March 31, 1990, (vi) Exhibit 10.8 to the Registrant's Annual Report on Form
        10-K for the fiscal year ended December 31, 1991, (vii) Exhibit 10.1 to the
        Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
        June 30, 1993, (viii) Exhibit 10.7 to the Registrant's Annual Report on
        Form 10-K for the fiscal year ended December 31, 1993, (ix) Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
        March 31, 1995, (x) Exhibit 10.7 to the Registrant's Annual Report on Form
        10-K for the fiscal year ended December 31, 1995 and (xi) Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1996.
*10.3   Key Executive Retirement Plan--Level II, as amended, incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K
        for the fiscal year ended December 31, 1996.
*10.4   Restated Retirement Agreement between the Registrant and Harold M. Messmer,
        Jr., incorporated by reference to Exhibit 10.4 to the Registrant's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1996.
*10.5   1985 Stock Option Plan, as amended, incorporated by reference to Exhibit
        10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.
*10.6   Excise Tax Restoration Agreement dated November 5, 1996, incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K
        for the fiscal year ended December 31, 1996.
*10.7   Outside Directors' Option Plan, as amended.
*10.8   1989 Restricted Stock Plan, as amended, incorporated by reference to
        Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the
        fiscal quarter ended September 30, 1997.

EXHIBIT
  NO.                                     EXHIBIT
------- ---------------------------------------------------------------------------
*10.9   StockPlus Plan, as amended.
*10.10  1993 Incentive Plan, as amended.
*10.11  Deferred Compensation Plan, incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1989.
*10.12  Annual Performance Bonus Plan, incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
        June 30, 1996.
*10.13  Form of Severance Agreement, incorporated by reference to (i) Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1989 and (ii) Exhibit 19.2 to the Registrant's Quarterly
        Report on Form 10-Q for the fiscal quarter ended September 30, 1990.
*10.14  Form of Indemnification Agreement for Directors of the Registrant,
        incorporated by reference to (i) Exhibit 10.27 to the Registrant's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1989 and (ii)
        Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
*10.15  Form of Indemnification Agreement for Executive Officers of Registrant,
        incorporated by reference to Exhibit 10.28 to the Registrant's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1989.
*10.16  Senior Executive Retirement Plan, as amended, incorporated by reference to
        Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
*10.17  Collateral Assignment of Split Dollar Insurance Agreement, incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K
        for the fiscal year ended December 31, 1996.
 21     Subsidiaries of the Registrant.
 23     Accountants' Consent
 27     Financial Data Schedule.

------------------------

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.