Form 10-Q
period 1998-03-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 1998-05-12
CIK 315213

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

          (MARK ONE)
             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1998:

               91,983,511 shares of $.001 par value Common Stock

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                             MARCH 31,   DECEMBER 31,
                                                                                               1998          1997
                                                                                            -----------  ------------
                                                                                            (UNAUDITED)
                                                       ASSETS:

Cash and cash equivalents.................................................................   $ 158,432    $  131,349
Accounts receivable, less allowances of $7,859 and $7,164.................................     205,551       186,899
Other current assets......................................................................      18,049        15,757
                                                                                            -----------  ------------
    Total current assets..................................................................     382,032       334,005
Intangible assets, less accumulated amortization of $47,780 and $46,001...................     175,599       177,425
Property and equipment, less accumulated depreciation of $33,861 and $29,962..............      60,686        49,937
                                                                                            -----------  ------------
    Total assets..........................................................................   $ 618,317    $  561,367
                                                                                            -----------  ------------
                                                                                            -----------  ------------

                                        LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable and accrued expenses.....................................................   $  26,193    $   20,285
Accrued payroll costs.....................................................................     107,703        95,925
Income taxes payable......................................................................        (487)        2,258
Current portion of notes payable and other indebtedness...................................       1,294         3,627
                                                                                            -----------  ------------
    Total current liabilities.............................................................     134,703       122,095
Notes payable and other indebtedness, less current portion................................       4,267         4,530
Deferred income taxes.....................................................................      18,244        15,942
                                                                                            -----------  ------------
    Total liabilities.....................................................................     157,214       142,567

Commitments and Contingencies

                                                STOCKHOLDERS' EQUITY:
Common stock, $.001 par value authorized 160,000,000 shares; issued and outstanding
 91,948,627 and 91,208,029 shares.........................................................          92            91
Capital surplus...........................................................................     226,680       196,888
Deferred compensation.....................................................................     (51,082)      (44,276)
Accumulated other comprehensive income....................................................      (1,388)       (1,347)
Retained earnings.........................................................................     286,801       267,444
                                                                                            -----------  ------------
    Total stockholders' equity............................................................     461,103       418,800
                                                                                            -----------  ------------
    Total liabilities and stockholders' equity............................................   $ 618,317    $  561,367
                                                                                            -----------  ------------
                                                                                            -----------  ------------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
                                                                                                 (UNAUDITED)

Net service revenues......................................................................  $  401,296  $  283,023
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for
 temporary employees......................................................................     240,325     171,129
                                                                                            ----------  ----------
Gross margin..............................................................................     160,971     111,894
Selling, general and administrative expenses..............................................     111,970      77,641
Amortization of intangible assets.........................................................       1,233       1,225
Interest income...........................................................................      (1,174)       (749)
                                                                                            ----------  ----------
Income before income taxes................................................................      48,942      33,777
Provision for income taxes................................................................      19,892      13,857
                                                                                            ----------  ----------
Net income................................................................................  $   29,050  $   19,920
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Basic net income per share................................................................  $      .32  $      .22
Diluted net income per share..............................................................  $      .31  $      .21

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

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
                                                                                                 (UNAUDITED)
COMMON STOCK--SHARES:
  Balance at beginning of period..........................................................      91,208      89,622
  Issuances of restricted stock...........................................................         281         491
  Repurchases of common stock.............................................................        (237)       (234)
  Exercises of stock options..............................................................         697         416
  Issuance of common stock for acquisition................................................      --              14
                                                                                            ----------  ----------
    Balance at end of period..............................................................      91,949      90,309
                                                                                            ----------  ----------
                                                                                            ----------  ----------
COMMON STOCK--PAR VALUE:
  Balance at beginning of period..........................................................  $       91  $       90
  Issuances of restricted stock...........................................................      --          --
  Exercises of stock options..............................................................           1      --
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $       92  $       90
                                                                                            ----------  ----------
                                                                                            ----------  ----------
CAPITAL SURPLUS:
  Balance at beginning of period..........................................................  $  196,888  $  140,443
  Issuances of restricted stock--excess over par value....................................      11,249       9,893
  Exercises of stock options--excess over par value.......................................       4,321       1,658
  Issuance of common stock for acquisition................................................      --             400
  Tax benefits from exercises of stock options and restricted stock vesting...............      14,222       6,402
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $  226,680  $  158,796
                                                                                            ----------  ----------
                                                                                            ----------  ----------
DEFERRED COMPENSATION:
  Balance at beginning of period..........................................................  $  (44,276) $  (26,802)
  Issuances of restricted stock...........................................................     (11,249)     (9,893)
  Amortization of deferred compensation...................................................       4,443       2,773
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $  (51,082) $  (33,922)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Balance at beginning of period..........................................................  $   (1,347) $       23
  Translation adjustments.................................................................         (41)       (674)
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $   (1,388) $     (651)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
RETAINED EARNINGS:
  Balance at beginning of period..........................................................  $  267,444  $  194,691
  Repurchases of common stock--excess over par value......................................      (9,693)     (5,962)
  Net income..............................................................................      29,050      19,920
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $  286,801  $  208,649
                                                                                            ----------  ----------
                                                                                            ----------  ----------

COMPREHENSIVE INCOME:
  Net income..............................................................................  $   29,050  $   19,920
  Translation adjustments.................................................................         (41)       (674)
                                                                                            ----------  ----------
    Total comprehensive income............................................................  $   29,009  $   19,246
                                                                                            ----------  ----------
                                                                                            ----------  ----------

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

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                             ---------------------
                                                                                                1998       1997
                                                                                             ----------  ---------
                                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...............................................................................  $   29,050  $  19,920
    Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization of intangible assets....................................................       1,233      1,225
      Depreciation expense.................................................................       3,980      2,560
      Provision for deferred income taxes..................................................       3,044       (604)
    Changes in assets and liabilities, net of effects of acquisitions:
      Increase in accounts receivable......................................................     (18,652)   (16,087)
      Increase in accounts payable, accrued expenses and accrued payroll costs.............      18,591      8,197
      Increase (decrease) in income taxes payable..........................................      (2,745)     2,481
      Change in other assets, net of change in other liabilities...........................       2,153      1,933
                                                                                             ----------  ---------
    Total adjustments......................................................................       7,604       (295)
                                                                                             ----------  ---------
  Net cash and cash equivalents provided by operating activities...........................      36,654     19,625

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired.......................................................      --         (3,267)
  Capital expenditures.....................................................................     (16,141)    (9,869)
                                                                                             ----------  ---------
  Net cash and cash equivalents used in investing activities...............................     (16,141)   (13,136)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchases of common stock..............................................................      (9,693)    (5,962)
  Principal payments on notes payable and other indebtedness...............................      (2,281)    (1,150)
  Proceeds and tax benefits from exercises of stock options and restricted stock vesting...      18,544      8,060
                                                                                             ----------  ---------
  Net cash and cash equivalents provided by financing activities...........................       6,570        948
                                                                                             ----------  ---------
  Net increase in cash and cash equivalents................................................      27,083      7,437
  Cash and cash equivalents at beginning of period.........................................     131,349     80,181
                                                                                             ----------  ---------
  Cash and cash equivalents at end of period...............................................  $  158,432  $  87,618
                                                                                             ----------  ---------
                                                                                             ----------  ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest...............................................................................  $       96  $     124
    Income taxes...........................................................................  $    5,028  $   5,132
  Acquisitions:
    Assets acquired--
      Intangible assets....................................................................  $   --      $   4,010
      Other................................................................................      --            475
    Liabilities incurred--
      Notes payable and contracts..........................................................      --           (536)
      Other................................................................................      --           (282)
    Common stock issued....................................................................      --           (400)
                                                                                             ----------  ---------
    Cash paid, net of cash acquired........................................................  $   --      $   3,267
                                                                                             ----------  ---------
                                                                                             ----------  ---------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

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

    PRINCIPLES OF CONSOLIDATION. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances have been eliminated. Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

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

    The interim results for the three months ended March 31, 1998, and 1997 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

    INTANGIBLE ASSETS. Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at acquisition date, which are being amortized on a straight-line basis over a period of 40 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at March 31, 1998.

    INCOME TAXES. Deferred taxes are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rates.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                                 MARCH 31, 1998

                                  (UNAUDITED)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

    PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the estmated useful lives of the assets. Leasehold improvements are amortized over the shorter of the life of the related asset or the life of the lease.

NOTE B--NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which defines the concept of "comprehensive income" and establishes reporting requirements effective for financial statements beginning in the first quarter of 1998. The adoption of SFAS No. 130 does not affect the Company's earnings, liquidity, or capital resources. Currently, foreign currency translation adjustments is the only "comprehensive income" item relevant to the Company. The Company has adopted SFAS No. 130 and "comprehensive income" is presented in the Consolidated Statements of Stockholders' Equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS FOR EACH OF THE THREE MONTHS MARCH 31, 1998 AND 1997.

    Temporary services revenues were $371 million and $261 million for the three months ended March 31, 1998 and 1997, respectively, increasing by 42% during the three months ended March 31, 1998 compared to the same period in 1997. The increase in revenues during these periods reflected in part revenues generated from the Company's OFFICETEAM, RHI CONSULTING, and RHI MANAGEMENT RESOURCES divisions, which were started in 1991, 1994 and 1997, respectively. Permanent placement revenues were $30 million and $22 million for the three months ended March 31, 1998 and 1997, respectively, increasing by 36% during the three months ended March 31, 1998 compared to the same period in 1997. Overall revenue increases reflect continued improvement in demand for the Company's services, which the Company believes is a result of increased acceptance in the use of professional staffing services.

    The Company currently has more than 200 offices in 39 states and five foreign countries. Domestic operations represented 90% and 91% of revenues for the three months ended March 31, 1998 and 1997, respectively. Foreign operations represented 10% and 9% of revenues for the three months ended March 31, 1998 and 1997, respectively.

    Gross margin dollars from the Company's temporary services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for the Company's temporary services were $131 million and $90 million for the three months ended March 31, 1998 and 1997, respectively, increasing by 46% in 1998. Gross margin amounts equaled 35% and 34% of revenues for temporary services for the three months ended March 31, 1998 and 1997, respectively, which the Company believes reflects its ability to adjust billing rates and wage rates to underlying market conditions. Gross margin dollars for the Company's permanent placement division were $30 million and $22 million for the three months ended March 31, 1998 and 1997, respectively, increasing by 36% for the three months ended March 31, 1998.

    Selling, general and administrative expenses were $112 million for the three months ended March 31, 1998 compared to $78 million for the three months ended March 31, 1997. Selling, general and administrative expenses as a percentage of revenues were 28% and 27% for the three months ended March 31, 1998 and 1997, respectively. Selling, general and administrative expenses consist primarily of staff compensation, advertising and occupancy costs, most of which generally follow changes in revenues.

    The Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although management believes that goodwill has an unlimited life, the Company amortizes these costs over 40 years. Management believes that its strategy of making acquisitions of established companies in established markets and maintaining its presence in these markets preserves the goodwill for an indeterminate period. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at March 31, 1998. Intangible assets represented 28% of total assets and 38% of total stockholders' equity at March 31, 1998.

    Interest income for the three months ended March 31, 1998 and 1997 was $1,450,000 and $949,000, respectively. Interest expense for the three months ended March 31, 1998 and 1997 was $276,000 and $200,000, respectively. The change in interest income reflects an increase in cash and cash equivalents.

    The provision for income taxes was 41% for both the three months ended March 31, 1998 and 1997.

    LIQUIDITY AND CAPITAL RESOURCES

    The change in the Company's liquidity during the three months ended March 31, 1998 is the net effect of funds generated by operations and the funds used for capital expenditures and principal payments on outstanding notes payable. For the three months ended March 31, 1998, the Company generated $36.7 million from operations, used $16.1 million in investing activities and provided $6.6 million by financing activities.

    The Company's working capital at March 31, 1998, included $158.4 million in cash and cash equivalents. In addition at March 31, 1998, the Company had available $73.8 million of its $80 million bank revolving line of credit. The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company, the Company's fixed payments, and other obligations on both a short and long term basis. As of March 31, 1998, the Company had no material capital commitments.

    In 1997, the Company initiated a number of major system projects to replace core systems. Management expects these new systems to be in place before Year 2000 and to resolve any major existing Year 2000 issues. The Company expects to spend in excess of $40 million on these projects.

    The Company will adopt SOP 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use", which requires the capitalization of certain costs related to the development of software for internal use in fiscal year 1999. The Company believes that the adoption of this standard will not have a material impact on its financial results.

ITEM 2A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's market risk sensitive instruments do not subject the the Company to material market risk exposures.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None

ITEM 2. CHANGES IN SECURITIES

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

 EXHIBIT NO.                   EXHIBIT
-------------  ----------------------------------------
         11    Computation of Per Share Earnings.
       27.1    Financial Data Schedule.
       27.2    Restated Financial Data Schedule.
       27.3    Restated Financial Data Schedule.

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

Date: May 12, 1998