Form 10-Q/A
period 1998-03-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 1998-05-13
CIK 315213

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

    This Amendment No. 1 is being filed solely for the purpose of modifying
Exhibit 27.1. No other changes are being made to the Form 10-Q or the exhibits thereto.

                           PART II--OTHER INFORMATION

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

                                              ROBERT HALF INTERNATIONAL INC.
                                                       (Registrant)

                                                 /s/ BARBARA J. FORSBERG

                                          --------------------------------------
                                                   Barbara J. Forsberg
                                              VICE PRESIDENT AND CONTROLLER
                                            (PRINCIPAL ACCOUNTING OFFICER AND
                                                DULY AUTHORIZED SIGNATORY)

Date: May 13, 1998