Form 10-Q
period 1998-06-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 1998-08-05
CIK 315213

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

          (MARK ONE)
             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1998:

               92,145,575 shares of $.001 par value Common Stock

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                             JUNE 30,    DECEMBER 31,
                                                                                               1998          1997
                                                                                            -----------  ------------
                                                                                            (UNAUDITED)
                                                       ASSETS:

Cash and cash equivalents.................................................................   $ 191,325    $  131,349
Accounts receivable, less allowances of $8,426 and $7,164.................................     217,479       186,899
Other current assets......................................................................      24,542        15,757
                                                                                            -----------  ------------
    Total current assets..................................................................     433,346       334,005
Intangible assets, less accumulated amortization of $49,566 and $46,001...................     173,747       177,425
Property and equipment, less accumulated depreciation of $38,353 and $29,962..............      71,283        49,937
                                                                                            -----------  ------------
    Total assets..........................................................................   $ 678,376    $  561,367
                                                                                            -----------  ------------
                                                                                            -----------  ------------

                                        LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable and accrued expenses.....................................................   $  22,130    $   20,285
Accrued payroll costs.....................................................................     122,093        95,925
Income taxes payable......................................................................       7,171         2,258
Current portion of notes payable and other indebtedness...................................       1,050         3,627
                                                                                            -----------  ------------
    Total current liabilities.............................................................     152,444       122,095
Notes payable and other indebtedness, less current portion................................       4,235         4,530
Deferred income taxes.....................................................................      20,123        15,942
                                                                                            -----------  ------------
    Total liabilities.....................................................................     176,802       142,567

Commitments and Contingencies

                                                STOCKHOLDERS' EQUITY:

Common stock, $.001 par value authorized 160,000,000 shares; issued and outstanding
 92,159,116 and 91,208,029 shares.........................................................          92            91
Capital surplus...........................................................................     242,914       196,888
Deferred compensation.....................................................................     (52,649)      (44,276)
Accumulated other comprehensive income....................................................      (1,551)       (1,347)
Retained earnings.........................................................................     312,768       267,444
                                                                                            -----------  ------------
    Total stockholders' equity............................................................     501,574       418,800
                                                                                            -----------  ------------
    Total liabilities and stockholders' equity............................................   $ 678,376    $  561,367
                                                                                            -----------  ------------
                                                                                            -----------  ------------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                          JUNE 30,                JUNE 30,
                                                                   ----------------------  ----------------------
                                                                      1998        1997        1998        1997
                                                                   ----------  ----------  ----------  ----------
                                                                        (UNAUDITED)             (UNAUDITED)

Net service revenues.............................................  $  442,153  $  311,622  $  843,449  $  594,645
Direct costs of services, consisting of payroll, payroll taxes
 and insurance costs for temporary employees.....................     264,460     187,482     504,785     358,611
                                                                   ----------  ----------  ----------  ----------
Gross margin.....................................................     177,693     124,140     338,664     236,034
Selling, general and administrative expenses.....................     123,555      86,229     235,525     163,870
Amortization of intangible assets................................       1,230       1,235       2,463       2,460
Interest income..................................................      (1,518)       (937)     (2,692)     (1,686)
                                                                   ----------  ----------  ----------  ----------
Income before income taxes.......................................      54,426      37,613     103,368      71,390
Provision for income taxes.......................................      22,146      15,403      42,038      29,260
                                                                   ----------  ----------  ----------  ----------
Net income.......................................................  $   32,280  $   22,210  $   61,330  $   42,130
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

Basic net income per share.......................................  $      .35  $      .25  $      .67  $      .47
Diluted net income per share.....................................  $      .34  $      .24  $      .64  $      .45

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

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
                                                                                                 (UNAUDITED)
COMMON STOCK--SHARES:
  Balance at beginning of period..........................................................      91,208      89,622
  Issuances of restricted stock...........................................................         280         484
  Repurchases of common stock.............................................................        (354)       (409)
  Exercises of stock options..............................................................       1,025         995
  Issuance of common stock for acquisition................................................      --              14
                                                                                            ----------  ----------
    Balance at end of period..............................................................      92,159      90,706
                                                                                            ----------  ----------
                                                                                            ----------  ----------
COMMON STOCK--PAR VALUE:
  Balance at beginning of period..........................................................  $       91  $       90
  Exercises of stock options..............................................................           1           1
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $       92  $       91
                                                                                            ----------  ----------
                                                                                            ----------  ----------
CAPITAL SURPLUS:
  Balance at beginning of period..........................................................  $  196,888  $  140,473
  Issuances of restricted stock--excess over par value....................................      17,939      14,014
  Exercises of stock options--excess over par value.......................................       5,814       3,928
  Issuance of common stock for acquisition................................................      --             400
  Tax benefits from exercises of stock options and restricted stock vesting...............      22,273      12,808
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $  242,914  $  171,623
                                                                                            ----------  ----------
                                                                                            ----------  ----------
DEFERRED COMPENSATION:
  Balance at beginning of period..........................................................  $  (44,276) $  (26,802)
  Issuances of restricted stock...........................................................     (17,939)    (14,014)
  Amortization of deferred compensation...................................................       9,566       5,652
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $  (52,649) $  (35,164)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Balance at beginning of period..........................................................  $   (1,347) $       23
  Translation adjustments.................................................................        (204)       (856)
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $   (1,551) $     (833)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
RETAINED EARNINGS:
  Balance at beginning of period..........................................................  $  267,444  $  194,691
  Repurchases of common stock--excess over par value......................................     (16,006)    (10,766)
  Net income..............................................................................      61,330      42,130
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $  312,768  $  226,055
                                                                                            ----------  ----------
                                                                                            ----------  ----------

COMPREHENSIVE INCOME:
  Net income..............................................................................  $   61,330  $   42,130
  Translation adjustments.................................................................        (204)       (856)
                                                                                            ----------  ----------
    Total comprehensive income............................................................  $   61,126  $   41,274
                                                                                            ----------  ----------
                                                                                            ----------  ----------

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

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
                                                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................................................  $   61,330  $   42,130
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of intangible assets.....................................................       2,463       2,460
    Depreciation expense..................................................................       8,508       5,643
    Provision for deferred income taxes...................................................       1,882      (2,015)
    Changes in assets and liabilities, net of effects of acquisitions:
      Increase in accounts receivable.....................................................     (30,580)    (28,708)
      Increase in accounts payable, accrued expenses and accrued payroll costs............      28,918      16,968
      Increase (decrease) in income taxes payable.........................................       4,913         587
      Change in other assets, net of change in other liabilities..........................       4,158       4,672
                                                                                            ----------  ----------
        Total adjustments.................................................................      20,262        (393)
                                                                                            ----------  ----------
  Net cash and cash equivalents provided by operating activities..........................      81,592      41,737

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired......................................................      --          (3,338)
  Capital expenditures....................................................................     (31,456)    (16,616)
                                                                                            ----------  ----------
  Net cash and cash equivalents used in investing activities..............................     (31,456)    (19,954)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchases of common stock.............................................................     (16,006)    (10,766)
  Principal payments on notes payable and other indebtedness..............................      (2,242)     (1,503)
  Proceeds and tax benefits from exercises of stock options and restricted stock
    vesting...............................................................................      28,088      16,736
                                                                                            ----------  ----------
Net cash and cash equivalents provided by financing activities............................       9,840       4,467
                                                                                            ----------  ----------
Net increase in cash and cash equivalents.................................................      59,976      26,250
Cash and cash equivalents at beginning of period..........................................     131,349      80,181
                                                                                            ----------  ----------
Cash and cash equivalents at end of period................................................  $  191,325  $  106,431
                                                                                            ----------  ----------
                                                                                            ----------  ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest................................................................................  $      171  $      223
  Income taxes............................................................................  $   12,483  $   17,910
Acquisitions:
  Assets acquired--
    Intangible assets.....................................................................  $   --      $    4,079
    Other.................................................................................      --             499
  Liabilities incurred--
    Notes payable and contracts...........................................................      --            (536)
    Other.................................................................................      --            (304)
  Common stock issued.....................................................................      --            (400)
                                                                                            ----------  ----------
  Cash paid, net of cash acquired.........................................................  $   --      $    3,338
                                                                                            ----------  ----------
                                                                                            ----------  ----------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998

                                  (UNAUDITED)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS. Robert Half International Inc. (the "Company") provides specialized staffing services through such divisions as ACCOUNTEMPS-REGISTERED TRADEMARK-, ROBERT HALF -REGISTERED TRADEMARK-, OFFICETEAM-REGISTERED TRADEMARK-, RHI CONSULTING-REGISTERED TRADEMARK- and RHI MANAGEMENT RESOURCES-REGISTERED TRADEMARK-. The Company, through its ACCOUNTEMPS, ROBERT HALF and RHI MANAGEMENT RESOURCES divisions, is the world's largest specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OFFICETEAM specializes in skilled temporary administrative personnel. RHI CONSULTING provides contract information technology professionals. RHI MANAGEMENT RESOURCES places senior-level accounting and financial professionals on longer term, more complex projects lasting for several months to a year or longer. Revenues are predominantly from temporary services. The Company operates in the United States, Canada and Europe. The Company is a Delaware corporation.

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

    The interim results for the three and six months ended June 30, 1998, and 1997 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

    INTANGIBLE ASSETS. Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at acquisition date, which are being amortized on a straight-line basis over a period of 40 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at June 30, 1998.

    INCOME TAXES. Deferred taxes are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rates.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                                 JUNE 30, 1998

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS FOR EACH OF THE THREE MONTHS AND SIX MONTHS ENDED JUNE
     30, 1998 AND 1997

    Temporary services revenues were $407 million and $288 million for the three months ended June 30, 1998 and 1997, respectively, increasing by 41% during the three months ended June 30, 1998 compared to the same period in 1997. Temporary services revenues were $778 million and $549 million for the six months ended June 30, 1998 and 1997, respectively, increasing by 42% during the six months ended June 30, 1998 compared to the same period in 1997. Permanent placement revenues were $35 million and $24 million for the three months ended June 30, 1998 and 1997, respectively, increasing by 46% during the three months ended June 30, 1998 compared to the same period in 1997. Permanent placement revenues were $65 million and $46 million for the six months ended June 30, 1998 and 1997, respectively, increasing by 41% during the six months ended June 30, 1998 compared to the same period in 1997. Overall revenue increases reflect continued improvement in demand for the Company's services, which the Company believes is a result of increased acceptance in the use of professional staffing services.

    The Company currently has more than 225 offices in 39 states and five foreign countries. Domestic operations represented 89% and 90% of revenues for the three and six months ended June 30, 1998, respectively, and 90% of revenues for both the three and six months ended June 30, 1997. Foreign operations represented 11% and 10% of revenues for the three and six months ended June 30, 1998, respectively, and 10% of revenues for both the three and six months ended June 30, 1997.

    Gross margin dollars from the Company's temporary services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for the Company's temporary services were $143 million and $274 million for the three and six months ended June 30, 1998, respectively, compared to $100 million and $190 million for the comparable periods in 1997, increasing by 43% and 44% for the three and six months ended June 30, 1998, respectively. Gross margin amounts equaled 35% of revenues for temporary services for both the three and six months ended June 30, 1998, compared to 35% of temporary service revenues for both the three and six months ended June 30, 1997, which the Company believes reflects its ability to adjust billing rates and wage rates to underlying market conditions. Gross margin dollars for the Company's permanent placement division were $35 million and $65 million for the three and six months ended June 30, 1998, respectively, compared to $24 million and $46 million for the comparable periods in 1997, increasing by 46% and 41% for the three and six months ended June 30, 1998, respectively.

    Selling, general and administrative expenses were $124 million and $236 million for the three and six months ended June 30, 1998, respectively, compared to $86 million and $164 million during the three and six months ended June 30, 1997, respectively. Selling, general and administrative expenses as a percentage of revenues were 28% in both the three and six months ended June 30, 1998 compared to 28% for both the three and six months ended June 30, 1997. Selling, general and administrative expenses consist primarily of staff compensation, advertising and occupancy costs, most of which generally follow changes in revenues.

    The Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although management believes that goodwill has an unlimited life, the Company amortizes these costs over 40 years. Management believes that its strategy of making acquisitions of established companies in established markets and maintaining its presence in these markets preserves the goodwill for an indeterminate period. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at June 30, 1998. Intangible assets represented 26% of total assets and 35% of total stockholders' equity at June 30, 1998.

    Interest income for the three months ended June 30, 1998 and 1997 was $1,828,000 and $1,148,000, respectively, while interest expense for the three months ended June 30, 1998 and 1997 was $310,000 and $211,000, respectively. Interest income for the six months ended June 30, 1998 and 1997 was $3,278,000 and $2,097,000, respectively, while interest expense for the six months ended June 30, 1998 and 1997 was $586,000 and $411,000, respectively. The change in interest income reflects an increase in cash and cash equivalents.

    The provision for income taxes was 41% for all periods presented.

    LIQUIDITY AND CAPITAL RESOURCES

    The change in the Company's liquidity during the six months ended June 30, 1998 is the net effect of funds generated by operations and the funds used for capital expenditures and principal payments on outstanding notes payable. For the six months ended June 30, 1998, the Company generated $81.6 million from operations, used $31.5 million in investing activities and provided $9.8 million by financing activities.

    The Company's working capital at June 30, 1998, included $191.3 million in cash and cash equivalents. In addition at June 30, 1998, the Company had available $73.8 million of its $80 million bank revolving line of credit. The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company, the Company's fixed payments, and other obligations on both a short and long term basis. As of June 30, 1998, the Company had no material capital commitments.

    In 1997, the Company initiated a number of major system projects to replace core systems. Management expects these new systems to be in place before Year 2000 and to resolve any major existing Year 2000 issues. The Company expects to spend in excess of $40 million on these projects.

    The Company will adopt SOP 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use," which requires the capitalization of certain costs related to the development of software for internal use in fiscal year 1999. The Company believes that the adoption of this standard will not have a material impact on its financial results.

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

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 6, 1998, registrant held its annual meeting of stockholders. The only matter presented to stockholders at the annual meeting was the election of two directors to Class III. The vote for director was as follows:

NOMINEE                                                           SHARES FOR   SHARES WITHHELD
---------------------------------------------------------------  ------------  ---------------
Edward W. Gibbons..............................................    80,244,170       525,832
Harold M. Messmer, Jr..........................................    80,226,779       543,223

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

Date: August 5, 1998