Form 10-Q
period 1998-09-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 1998-11-13
CIK 315213

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

                    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1998:

               91,492,294 shares of $.001 par value Common Stock

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1998           1997
                                                                                      -------------  ------------
                                                                                       (UNAUDITED)
                                                     ASSETS:
Cash and cash equivalents...........................................................   $   166,819    $  131,349
Accounts receivable, less allowances of $9,393 and $7,164...........................       233,444       186,899
Other current assets................................................................        31,385        15,757
                                                                                      -------------  ------------
    Total current assets............................................................       431,648       334,005
Intangible assets, less accumulated amortization of $51,413 and $46,001.............       177,945       177,425
Property and equipment, less accumulated depreciation of $43,648 and $29,962........        81,868        49,937
                                                                                      -------------  ------------
    Total assets....................................................................   $   691,461    $  561,367
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses...............................................   $    23,081    $   20,285
Accrued payroll costs...............................................................       122,577        95,925
Income taxes payable................................................................         8,586         2,258
Current portion of notes payable and other indebtedness.............................         1,346         3,627
                                                                                      -------------  ------------
    Total current liabilities.......................................................       155,590       122,095
Notes payable and other indebtedness, less current portion..........................         3,645         4,530
Deferred income taxes...............................................................        25,846        15,942
                                                                                      -------------  ------------
    Total liabilities...............................................................       185,081       142,567

Commitments and Contingencies

                                              STOCKHOLDERS' EQUITY:
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding
  91,499,067 and 91,208,029 shares..................................................            91            91
Capital surplus.....................................................................       246,332       196,888
Deferred compensation...............................................................       (43,256)      (44,276)
Accumulated other comprehensive income..............................................        (1,026)       (1,347)
Retained earnings...................................................................       304,239       267,444
                                                                                      -------------  ------------
    Total stockholders' equity......................................................       506,380       418,800
                                                                                      -------------  ------------
    Total liabilities and stockholders' equity......................................   $   691,461    $  561,367
                                                                                      -------------  ------------
                                                                                      -------------  ------------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                     SEPTEMBER 30,            SEPTEMBER 30,
                                                                 ----------------------  ------------------------
                                                                    1998        1997         1998         1997
                                                                 ----------  ----------  ------------  ----------
                                                                      (UNAUDITED)              (UNAUDITED)

Net service revenues...........................................  $  470,650  $  339,754  $  1,314,099  $  934,399
Direct costs of services, consisting of payroll, payroll taxes
  and insurance costs for temporary employees..................     280,617     204,554       785,402     563,165
                                                                 ----------  ----------  ------------  ----------
Gross margin...................................................     190,033     135,200       528,697     371,234
Selling, general and administrative expenses...................     131,972      93,411       367,497     257,281
Amortization of intangible assets..............................       1,264       1,233         3,727       3,693
Interest income................................................      (1,733)     (1,154)       (4,425)     (2,840)
                                                                 ----------  ----------  ------------  ----------
Income before income taxes.....................................      58,530      41,710       161,898     113,100
Provision for income taxes.....................................      23,556      17,079        65,594      46,339
                                                                 ----------  ----------  ------------  ----------
Net income.....................................................  $   34,974  $   24,631  $     96,304  $   66,761
                                                                 ----------  ----------  ------------  ----------
                                                                 ----------  ----------  ------------  ----------

Basic net income per share.....................................  $      .38  $      .27  $       1.05  $      .74
Diluted net income per share...................................  $      .37  $      .26  $       1.01  $      .71

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
                                                                                                 (UNAUDITED)
COMMON STOCK--SHARES:
  Balance at beginning of period..........................................................      91,208      89,622
  Issuances of restricted stock...........................................................         279         483
  Repurchases of common stock.............................................................      (1,298)       (413)
  Exercises of stock options..............................................................       1,273       1,263
  Issuance of common stock for acquisitions...............................................          37          14
                                                                                            ----------  ----------
    Balance at end of period..............................................................      91,499      90,969
                                                                                            ----------  ----------
                                                                                            ----------  ----------
COMMON STOCK--PAR VALUE:
  Balance at beginning of period..........................................................  $       91  $       90
  Repurchases of common stock.............................................................          (1)     --
  Exercises of stock options..............................................................           1           1
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $       91  $       91
                                                                                            ----------  ----------
                                                                                            ----------  ----------
CAPITAL SURPLUS:
  Balance at beginning of period..........................................................  $  196,888  $  140,443
  Issuances of restricted stock--excess over par value....................................      13,250      17,251
  Exercises of stock options--excess over par value.......................................       7,285       4,885
  Issuance of common stock for acquisition................................................       2,000         400
  Tax benefits from exercises of stock options and restricted stock vesting...............      26,909      15,778
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $  246,332  $  178,757
                                                                                            ----------  ----------
                                                                                            ----------  ----------
DEFERRED COMPENSATION:
  Balance at beginning of period..........................................................  $  (44,276) $  (26,802)
  Issuances of restricted stock...........................................................     (13,250)    (17,251)
  Amortization of deferred compensation...................................................      14,270       8,721
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $  (43,256) $  (35,332)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Balance at beginning of period..........................................................  $   (1,347) $       23
  Translation adjustments.................................................................         321      (1,102)
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $   (1,026) $   (1,079)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
RETAINED EARNINGS:
  Balance at beginning of period..........................................................  $  267,444  $  194,691
  Repurchases of common stock--excess over par value......................................     (59,509)    (10,926)
  Net income..............................................................................      96,304      66,761
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $  304,239  $  250,526
                                                                                            ----------  ----------
                                                                                            ----------  ----------

COMPREHENSIVE INCOME:
  Net income..............................................................................  $   96,304      66,761
  Translation adjustments.................................................................         321      (1,102)
                                                                                            ----------  ----------
    Total comprehensive income............................................................  $   96,625  $   65,659
                                                                                            ----------  ----------
                                                                                            ----------  ----------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
                                                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................................  $   96,304  $   66,761
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of intangible assets.......................................................       3,727       3,693
  Depreciation expense....................................................................      13,671       8,995
  Provision for deferred income taxes.....................................................       2,220      (4,946)
  Changes in assets and liabilities, net of effects of acquisitions:
    Increase in accounts receivable.......................................................     (45,959)    (47,158)
    Increase in accounts payable, accrued expenses and accrued payroll costs..............      29,951      29,900
    Increase in income taxes payable......................................................       6,328       3,959
    Change in other assets, net of change in other liabilities............................       8,471       9,014
                                                                                            ----------  ----------
    Total adjustments.....................................................................      18,409       3,457
                                                                                            ----------  ----------
Net cash and cash equivalents provided by operating activities............................     114,713      70,218

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired......................................................      (4,187)     (3,338)
  Capital expenditures....................................................................     (47,520)    (24,550)
                                                                                            ----------  ----------
Net cash and cash equivalents used in investing activities................................     (51,707)    (27,888)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchases of common stock.............................................................     (59,510)    (10,926)
  Principal payments on notes payable and other indebtedness..............................      (2,221)     (1,454)
  Proceeds and tax benefits from exercise of stock options and restricted stock vesting...      34,195      20,664
                                                                                            ----------  ----------
Net cash and cash equivalents (used in) provided by financing activities..................     (27,536)      8,284
                                                                                            ----------  ----------
Net increase in cash and cash equivalents.................................................      35,470      50,614
Cash and cash equivalents at beginning of period..........................................     131,349      80,181
                                                                                            ----------  ----------
Cash and cash equivalents at end of period................................................  $  166,819  $  130,795
                                                                                            ----------  ----------
                                                                                            ----------  ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest................................................................................  $      262  $      348
  Income taxes............................................................................  $   27,692  $   29,805
Acquisitions:
  Assets acquired--
    Intangible assets.....................................................................  $    5,967  $    4,079
    Other.................................................................................         622         499
  Liabilities incurred--
    Notes payable and contracts...........................................................      --            (536)
    Other.................................................................................        (402)       (304)
  Common stock issued.....................................................................      (2,000)       (400)
                                                                                            ----------  ----------
  Cash paid, net of cash acquired.........................................................  $    4,187  $    3,338
                                                                                            ----------  ----------
                                                                                            ----------  ----------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

                                  (UNAUDITED)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS. Robert Half International Inc. (the "Company") provides specialized staffing services through such divisions as ACCOUNTEMPS-REGISTERED TRADEMARK-, ROBERT HALF -REGISTERED TRADEMARK-, OFFICETEAM-REGISTERED TRADEMARK-, RHI CONSULTING-REGISTERED TRADEMARK- and RHI MANAGEMENT RESOURCES-REGISTERED TRADEMARK-. The Company, through its ACCOUNTEMPS, ROBERT HALF, and RHI MANAGEMENT RESOURCES divisions, is the world's largest specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OFFICETEAM specializes in skilled temporary administrative personnel. RHI CONSULTING provides contract information technology professionals. RHI MANAGEMENT RESOURCES places senior-level accounting and financial professionals on longer term, more complex projects lasting for several months to a year or longer. Revenues are predominantly from temporary services. The Company operates in the United States, Canada, and Europe. The Company is a Delaware corporation.

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

    The interim results for the three and nine months ended September 30, 1998, and 1997 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

    INTANGIBLE ASSETS. Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at acquisition date, which are being amortized on a straight-line basis over a period of 40 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at September 30, 1998.

    INCOME TAXES. Deferred taxes are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rates.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain information contained in Management's Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the Company's future operating results or financial positions. Such statements may be identified by words such as "estimate", "project", "plan", "intend", "believe", "expect", "anticipate", or variations or negatives thereof or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Such risks and uncertainties include, but are not limited to, the following: changes in general or local economic conditions or in the economic condition of any industry, the availability of qualified staff employees and temporary candidates, government regulation of the personnel services industry, general regulations relating to employers and employees, liability risks associated with the operation of a personnel services business, competitive conditions in the personnel services industry, and Year 2000 issues. In addition, it should be noted that, because long-term contracts are not a significant portion of the Company's business, future results cannot be reliably predicted by considering past trends or extrapolating past results.

    RESULTS OF OPERATIONS FOR EACH OF THE THREE MONTHS AND NINE MONTHS ENDED
     SEPTEMBER 30, 1998 AND 1997

    Temporary services revenues were $434 million and $313 million for the three months ended September 30, 1998 and 1997, respectively, increasing by 39% during the three months ended September 30, 1998 compared to the same period in 1997. Temporary services revenues were $1.2 billion and $861 million for the nine months ended September 30, 1998 and 1997, respectively, increasing by 41% during the nine months ended September 30, 1998 compared to the same period in 1997. Permanent placement revenues were $37 million and $27 million for the three months ended September 30, 1998 and 1997, respectively, increasing by 37% during the three months ended September 30, 1998 compared to the same period in 1997. Permanent placement revenues were $102 million and $73 million for the nine months ended September 30, 1998 and 1997, respectively, increasing by 40% during the nine months ended September 30, 1998 compared to the same period in 1997. Overall revenue increases reflect continued improvement in demand for the Company's services, which the Company believes is a result of increased acceptance in the use of professional staffing services. Revenues from companies acquired during the nine months ended September 30, 1998 were not material.

    The Company currently has more than 230 offices in 39 states and five foreign countries. Domestic operations represented 89% of revenues for both the three and nine months ended September 30, 1998 and 90% of revenues for both the three and nine months ended September 30, 1997. Foreign operations represented 11% of revenues for both the three and nine months ended September 30, 1998 and 10% of revenues for both the three and nine months ended September 30, 1997.

    Gross margin dollars from the Company's temporary services represent revenues less direct costs of services, which consist of payroll, payroll taxes, and insurance costs for temporary employees. Gross margin dollars from permanent placement services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for the Company's temporary services were $153 million and $427 million for the three and nine months ended September 30, 1998, respectively, compared to $108 million and $298 million for the comparable periods in 1997, increasing by 42% and 43% for the three and nine months ended September 30, 1998, respectively. Gross margin amounts equaled 35% of revenues for temporary services for both the three and nine months ended September 30, 1998, compared to 35% of temporary service revenues for both the three and nine months ended September 30, 1997, which the Company believes reflects its ability to adjust billing rates and wage rates to underlying market conditions. Gross margin dollars for the Company's permanent placement division were $37 million and $102 million for the three and nine months ended September 30, 1998, respectively, compared to

$27 million and $73 million for the comparable periods in 1997, increasing by 37% and 40% for the three and nine months ended September 30, 1998, respectively.

    Selling, general and administrative expenses were $132 million and $368 million for the three and nine months ended September 30, 1998, respectively, compared to $93 million and $257 million during the three and nine months ended September 30, 1997, respectively. Selling, general and administrative expenses as a percentage of revenues were 28% for both the three and nine months ended September 30, 1998, compared to 27% and 28% for the three and nine months ended September 30, 1997, respectively. Selling, general and administrative expenses consist primarily of staff compensation, advertising, and occupancy costs, most of which generally follow changes in revenues.

    The Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although management believes that goodwill has an unlimited life, the Company amortizes these costs over 40 years. Management believes that its strategy of making acquisitions of established companies in established markets and maintaining its presence in these markets preserves the goodwill for an indeterminate period. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at September 30, 1998. Intangible assets represented 26% of total assets and 35% of total stockholders' equity at September 30, 1998.

    Interest income for the three months ended September 30, 1998 and 1997 was $2,062,000 and $1,443,000, respectively, while interest expense for the three months ended September 30, 1998 and 1997 was $329,000 and $289,000, respectively. Interest income for the nine months ended September 30, 1998 and 1997 was $5,340,000 and $3,540,000, respectively, while interest expense for the nine months ended September 30, 1998 and 1997 was $915,000 and $700,000, respectively. The change in interest income reflects an increase in cash and cash equivalents.

    The provision for income taxes was 40% and 41% for the three and nine months ended September 30, 1998, respectively, compared to 41% for both the three and nine months ended September 30, 1997. The decrease for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 is the result of an increase in tax-exempt interest income.

    LIQUIDITY AND CAPITAL RESOURCES

    The change in the Company's liquidity during the nine months ended September 30, 1998 is the net effect of funds generated by operations and the funds used for the staffing services acquisitions, capital expenditures, and principal payments on outstanding notes payable. In October 1997, the Company authorized the repurchase, from time to time, of up to four million shares of the Company's common stock on the open market or in privately negotiated transactions, depending on market conditions. During the nine months ended September 30, 1998, the Company repurchased approximately 875,000 shares of common stock for a total cost of $39.9 million. Since 1997, the Company has repurchased approximately 975,000 shares on the open market pursuant to this program. Repurchases of the securities have been funded with cash generated from operations. For the nine months ended September 30, 1998, the Company generated $114.7 million from operations, used $51.7 million in investing activities, and used $27.5 million in financing activities.

    The Company's working capital at September 30, 1998, included $166.8 million in cash and cash equivalents. In addition, at September 30, 1998, the Company had available $73.2 million of its $80 million bank revolving line of credit. The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company, the Company's fixed payments, and other obligations on both a short and long term basis. As of September 30, 1998, the Company had no material capital commitments.

    The Company's primary exposures related to the Year 2000 are in its key internal information systems. The Company is addressing the Year 2000 exposures as part of its strategic plan for upgrading core systems.

    In 1997, the Company initiated a number of major system projects to replace core computer hardware, networking, and software systems in the U.S. with new technology. The Company has purchased software from outside vendors and is working with outside consultants to install the software and train employees. The Company's key vendors supplying this technology have asserted that these hardware, networking, and software systems are Year 2000 compliant. The Company does not plan to test these systems for Year 2000 compliance given the contractual representations made by its key vendors.

    The Company is currently rolling out these new systems throughout the organization in phases, by location. The first phase has been completed on schedule and the remaining are scheduled to be complete before the Year 2000. The Company is also in the process of upgrading all desktop computers to a model that is Year 2000 compliant and expects to complete this upgrade in 1999. The Company expects to spend in excess of $44 million on these systems and desktop upgrade projects of which approximately $35 million has been incurred to date.

    The Company is undertaking steps to assess the effect of the Year 2000 issue with respect to its foreign operating units and suppliers and at this time, cannot determine the impact it will have. Contingency plans will be developed if it appears the Company or its key suppliers will not be Year 2000 compliant as noncompliance would have a material adverse impact on the Company's operations.

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

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None

ITEM 2. CHANGES IN SECURITIES

    On July 10, 1998, the Registrant acquired all of the shares of a personnel services business from the two owners thereof for cash and 37,080 treasury shares of Registrant's Common Stock. This transaction was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On August 25, 1998, registrant held a special meeting of stockholders. The only matter presented to stockholders at the special meeting was the approval of an amendment to the registrant's Restated Certificate of Incorporation that increased the number of authorized shares of Common Stock. The amendment was approved by the following vote:

                         For: 81,754,774
                         Against: 1,345,100
                         Abstain: 411,449
                         Broker Nonvote: 8,648,589

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits.

 EXHIBIT NO.                                             EXHIBIT
-------------  -------------------------------------------------------------------------------------------
        3.1    Restated Certificate of Incorporation.
       10.1    Outside Directors' Option Plan.
       11      Computation of Per Share Earnings.
       27      Financial Data Schedule.

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

                                          ROBERT HALF INTERNATIONAL INC.
                                                    (Registrant)

                                          By         /s/ M. KEITH WADDELL

                                            ------------------------------------

                                                     M. Keith Waddell,
                                                SENIOR VICE PRESIDENT, CHIEF
                                                        FINANCIAL
                                                   OFFICER AND TREASURER
                                                (PRINCIPAL FINANCIAL OFFICER
                                               AND DULY AUTHORIZED SIGNATORY)

Date: November 13, 1998

                               INDEX TO EXHIBITS

 EXHIBIT NO.                                                                                                     PAGE
-------------                                                                                                  ---------
        3.1    Restated Certificate of Incorporation.........................................................
       10.1    Outside Directors' Option Plan................................................................
       11      Computation of Per Share Earnings.............................................................
       27      Financial Data Schedule.......................................................................