Form 10-K405
period 1998-12-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 1999-03-17
CIK 315213

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                                      None
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 1, 1999, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $3,022,434,000 based on the closing sale price on that date. This amount excludes the market value of 8,008,598 shares of Common Stock directly or indirectly held by registrant's directors and officers and their affiliates.

    As of March 1, 1999, there were outstanding 91,099,568 shares of the registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement to be mailed to stockholders in connection with the registrant's annual meeting of stockholders, scheduled to be held in May 1999, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be part of this report.

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

    The Company's business was originally founded in 1948. Prior to 1986, the Company was primarily a franchisor of ACCOUNTEMPS and ROBERT HALF offices. Beginning in 1986, the Company and its current management embarked on a strategy of acquiring franchised locations and other local or regional independent providers of specialized temporary service personnel. The Company has acquired all but three of the ACCOUNTEMPS and ROBERT HALF franchises and has also acquired other local or regional providers of specialized temporary service personnel. Since 1986, the Company has significantly expanded operations at many of the acquired locations and has opened many new locations. The Company believes that direct ownership of offices allows it to better monitor and protect the image of its tradenames, promotes a more consistent and higher level of quality and service throughout its network of offices and improves profitability by centralizing many of its administrative functions. The Company currently has more than 230 offices in 39 states and six foreign countries and placed approximately 180,000 employees on temporary assignment with clients in 1998.

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

OFFICETEAM

    The Company's OFFICETEAM division, which commenced operations in 1991, places temporary and permanent office and administrative personnel, ranging from word processors to office managers. OFFICETEAM operates in much the same fashion as the ACCOUNTEMPS and ROBERT HALF divisions.

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

MARKETING AND RECRUITING

    The Company markets its services to clients as well as employment candidates. Local marketing and recruiting are generally conducted by each office or related group of offices. Advertising directed to clients and employment candidates consists primarily of yellow pages advertisements, classified advertisements, websites, advertising on the internet and radio. Direct marketing through mail and telephone solicitation also constitutes a significant portion of the Company's total advertising. National advertising conducted by the Company consists primarily of print advertisements in national newspapers, magazines and certain trade journals. Joint marketing arrangements have been entered into with Microsoft, Lotus Development Corporation, Corel Corporation (publisher of WordPerfect), Peachtree Software, Inc., Intuit and Computer Associates International, Inc. and typically provide for cooperative advertising, joint mailings and similar promotional activities. The Company also actively seeks endorsements and affiliations with professional organizations in the business management, office administration and professional secretarial fields. The Company also conducts public relations activities designed to enhance public recognition of the Company and its services. Local employees are encouraged to be active in civic organizations and industry trade groups.

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

ORGANIZATION

    Management of the Company's operations is coordinated from its headquarters in Menlo Park, California. The Company's headquarters provides support and centralized services to its offices in the administrative, marketing, accounting, training and legal areas, particularly as it relates to the standardization of the operating procedures of its offices. The Company has more than 230 offices in 39 states and six foreign countries. Office managers are responsible for most activities of their offices, including sales, local advertising and marketing and recruitment.

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

EMPLOYEES

    The Company has approximately 5,200 full-time staff employees. The Company's offices placed approximately 180,000 employees on temporary assignments with clients during 1998. Temporary employees placed by the Company are the Company's employees for all purposes while they are working on assignments. The Company pays the related costs of employment, such as workers' compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company provides voluntary health insurance coverage to interested temporary employees.

OTHER INFORMATION

    The Company's current business constitutes two business segments. (See Note M of Notes to Consolidated Financial Statement in Item 8. Financial Statements and Supplementary Data for financial information about the Company's segments.)

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

ITEM 2.  PROPERTIES

    The Company's headquarters is located in Menlo Park, California. Placement activities are conducted through more than 230 offices located in the United States, Canada, the United Kingdom, Belgium, France, the Netherlands and Australia. All of the offices are leased.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is listed for trading on the New York Stock Exchange under the symbol "RHI". On December 31, 1998, there were approximately 2,500 holders of record of the Common Stock.

    Following is a list by fiscal quarters of the sales prices of the stock, adjusted, as appropriate, to reflect the three-for-two stock split effected in the form of a stock dividend in September 1997:

                                            SALES PRICES
                                        --------------------
      1998                                HIGH        LOW
      --------------------------------  --------   ---------
      4th Quarter.....................  $49.19     $29.00
      3rd Quarter.....................  $58.69     $41.00
      2nd Quarter.....................  $60.25     $47.13
      1st Quarter.....................  $49.25     $32.25


                                            SALES PRICES
                                        --------------------
      1997                                HIGH        LOW
      --------------------------------  --------   ---------
      4th Quarter.....................  $43.06     $32.88
      3rd Quarter.....................  $42.67     $31.33
      2nd Quarter.....................  $31.50     $23.00
      1st Quarter.....................  $29.83     $22.25

    No cash dividends were paid in 1998 or 1997. The Company, as it deems appropriate, may continue to retain all earnings for use in its business or may consider paying a dividend in the future.

ITEM 6. SELECTED FINANCIAL DATA

    Following is a table of selected financial data of the Company for the last five years:

                                                                      YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------------------------
                                                       1998          1997         1996        1995        1994
                                                   ------------  ------------  ----------  ----------  ----------
                                                                           (IN THOUSANDS)
INCOME STATEMENT DATA:
Net service revenues.............................  $  1,793,041  $  1,302,876  $  898,635  $  628,526  $  446,328
Direct costs of services, consisting of payroll,
 payroll taxes and insurance costs for temporary
 employees.......................................     1,070,834       785,546     545,343     384,449     273,327
                                                   ------------  ------------  ----------  ----------  ----------
Gross margin.....................................       722,207       517,330     353,292     244,077     173,001
Selling, general and administrative expenses.....       501,626       357,766     246,485     170,684     121,640
Amortization of intangible assets................         4,993         4,926       5,405       4,767       4,584
Interest (income) expense, net...................        (5,588)       (4,190)     (2,243)       (463)      1,570
                                                   ------------  ------------  ----------  ----------  ----------
Income before income taxes.......................       221,176       158,828     103,645      69,089      45,207
Provision for income taxes.......................        89,596        65,131      42,543      28,791      19,090
                                                   ------------  ------------  ----------  ----------  ----------
Net income.......................................  $    131,580  $     93,697  $   61,102  $   40,298  $   26,117
                                                   ------------  ------------  ----------  ----------  ----------
                                                   ------------  ------------  ----------  ----------  ----------

                                                                        YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1998        1997        1996        1995        1994
                                                       ----------  ----------  ----------  ----------  ----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NET INCOME PER SHARE:
  BASIC..............................................  $     1.44  $     1.03  $      .69  $      .47  $      .32
  DILUTED............................................  $     1.39  $     1.00  $      .67  $      .46  $      .31
SHARES:
  BASIC..............................................      91,650      90,668      88,267      85,479      82,095
  DILUTED............................................      94,822      93,999      91,522      88,488      85,051

                                                                              DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1998        1997        1996        1995        1994
                                                       ----------  ----------  ----------  ----------  ----------
                                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Intangible assets, net...............................  $  178,363  $  177,425  $  174,663  $  155,441  $  152,824
Total assets.........................................  $  703,719  $  561,367  $  416,012  $  301,140  $  227,761
Debt financing.......................................  $    4,712  $    8,157  $    6,611  $    5,725  $    4,214
Stockholders' equity.................................  $  522,470  $  418,800  $  308,445  $  227,930  $  176,995

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

    RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1998

    Temporary services revenues were $1.65 billion, $1.20 billion and $829 million for the years ended December 31, 1998, 1997 and 1996, respectively, increasing by 38% during 1998 and 45% during 1997. The increase in revenues during these periods reflected in part revenues generated from the Company's OFFICETEAM, RHI CONSULTING, and RHI MANAGEMENT RESOURCES divisions, which were started in 1991, 1994 and 1997, respectively. Permanent placement revenues were $136 million, $100 million and $70 million for the years ended December 31, 1998, 1997 and 1996, respectively, increasing by 36% during 1998 and 43% during 1997. Overall revenue increases reflect continued improvement in demand for the Company's services, which the Company believes is a result of increased acceptance in the use of professional staffing services. Revenues from companies acquired during 1998, 1997 and 1996 were not material.

    The Company currently has more than 230 offices in 39 states and six foreign countries. Domestic operations represented 89% of revenues for the year ended December 31, 1998, and 90% of revenues for the years ended December 31, 1997 and 1996. Foreign operations represented 11% of revenues for the year ended December 31, 1998 and 10% of revenues for the years ended December 31, 1997 and 1996.

    Gross margin dollars from the Company's temporary services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for the Company's temporary services were $586 million, $417 million and $283 million for the years ended December 31, 1998, 1997 and 1996, respectively, increasing by 41% in 1998 and 47% in 1997. Gross margin amounts equaled 35% of revenues for temporary services for the years ended December 31, 1998 and 1997, and 34% for the year ended December 31, 1996, which the Company believes reflects its ability to adjust billing rates and wage rates to underlying market conditions. Gross margin dollars for the Company's permanent placement division were $136 million, $100 million and $70 million for each of the years ended December 31, 1998, 1997 and 1996, respectively, increasing by 36% and 43% in 1998 and 1997, respectively.

    Selling, general and administrative expenses were $502 million during 1998, compared to $358 million in 1997 and $246 million in 1996. Selling, general and administrative expenses as a percentage of revenues were 28% for both the years ended December 31, 1998 and 1997 and 27% for the year ended December 31, 1996. Selling, general and administrative expenses consist primarily of staff compensation, advertising, and occupancy costs, most of which generally follow changes in revenues.

    The Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although management believes that goodwill has an unlimited life, the Company amortizes these costs over 40 years. Management believes that its strategy of making acquisitions of established companies in established markets and maintaining its presence in these markets preserves the goodwill for an indeterminate period. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at December 31, 1998. Intangible assets represented 25% of total assets and 34% of total stockholders' equity at December 31, 1998.

    Interest income for the years ended December 31, 1998, 1997 and 1996 was $6,947,000, $5,139,000 and $2,948,000, respectively. Interest expense for the years ended December 31, 1998, 1997 and 1996 was $1,359,000, $949,000 and
$705,000, respectively. These changes primarily reflect an increase in cash and cash equivalents.

    The provision for income taxes was 41% for the years ended December 31, 1998, 1997, and 1996.

    LIQUIDITY AND CAPITAL RESOURCES

    The change in the Company's liquidity during the past three years is the net effect of funds generated by operations and the funds used for the staffing services acquisitions, capital expenditures and principal payments on outstanding notes payable. In October 1997, the Company authorized the repurchase, from time to time, of up to four million shares of the Company's common stock on the open market or in privately negotiated transactions, depending on market conditions. During the year ended December 31, 1998, the Company repurchased approximately 1,625,000 shares of common stock on the open market for a total cost of $66.3 million. Since 1997, the Company has repurchased approximately 1,725,000 shares on the open market pursuant to this program. For additional information regarding the Company's stock repurchase program, see Note F of the Notes to Consolidated Financial Statements. Repurchases of the securities have been funded with cash generated from operations. For the year ended December 31, 1998, the Company generated $155 million from operations, used $71 million in investing activities and used $49 million in financing activities.

    The Company's working capital at December 31, 1998, included $166 million in cash and cash equivalents. In addition, at December 31, 1998, the Company had available $73 million of its $80 million bank revolving line of credit. The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company, the Company's fixed payments, and other obligations on both a short and long-term basis. As of December 31, 1998, the Company had no material capital commitments.

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

    The Company is currently rolling out these new systems throughout the organization in phases, by location. The first phase has been completed on schedule and the remaining are scheduled to be complete before the Year 2000. The Company is also in the process of upgrading all desktop computers to a model that is Year 2000 compliant and expects to complete this upgrade in 1999. The Company expects to spend in excess of $44 million on these systems and desktop upgrade projects of which approximately $37 million has been incurred to date.

    The Company is undertaking steps to assess the effect of the Year 2000 issue with respect to its foreign operating units and suppliers and at this time, cannot determine the impact it will have. Contingency plans will be developed if it appears the Company or its key suppliers will not be Year 2000 compliant as noncompliance would have a material adverse impact on the Company's operations.

    The Company will adopt SOP 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED FOR INTERNAL USE, which requires the capitalization of certain costs related to the development of software for internal use in fiscal year 1999. The Company believes that the adoption of this standard will not have a material impact on its financial results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's market risk sensitive instruments do not subject the Company to material market risk exposures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------

                                                     ASSETS:

Cash and cash equivalents.................................................................  $  166,060  $  131,349
Accounts receivable, less allowances of $10,176 and $7,164................................     240,690     186,899
Other current assets......................................................................      23,656      15,757
                                                                                            ----------  ----------
  Total current assets....................................................................     430,406     334,005
Intangible assets, less accumulated amortization of $53,236 and $46,001...................     178,363     177,425
Property and equipment, less accumulated depreciation of $48,900 and $29,962..............      94,950      49,937
                                                                                            ----------  ----------
  Total assets............................................................................  $  703,719  $  561,367
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable and accrued expenses.....................................................  $   23,659  $   20,285
Accrued payroll costs.....................................................................     124,068      95,925
Income taxes payable......................................................................       3,810       2,258
Current portion of notes payable and other indebtedness...................................       1,308       3,627
                                                                                            ----------  ----------
  Total current liabilities...............................................................     152,845     122,095
Notes payable and other indebtedness, less current portion................................       3,404       4,530
Deferred income taxes.....................................................................      25,000      15,942
                                                                                            ----------  ----------
  Total liabilities.......................................................................     181,249     142,567
                                                                                            ----------  ----------
Commitments and Contingencies

                                              STOCKHOLDERS' EQUITY:
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding
  91,225,353 and 91,208,029 shares........................................................          91          91
Capital surplus...........................................................................     270,609     196,888
Deferred compensation.....................................................................     (56,790)    (44,276)
Accumulated other comprehensive income....................................................      (1,244)     (1,347)
Retained earnings.........................................................................     309,804     267,444
                                                                                            ----------  ----------
  Total stockholders' equity..............................................................     522,470     418,800
                                                                                            ----------  ----------
  Total liabilities and stockholders' equity..............................................  $  703,719  $  561,367
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                            --------------------------------------
                                                                                1998          1997         1996
                                                                            ------------  ------------  ----------

Net service revenues......................................................  $  1,793,041  $  1,302,876  $  898,635
Direct costs of services, consisting of payroll, payroll taxes and
  insurance costs for temporary employees.................................     1,070,834       785,546     545,343
                                                                            ------------  ------------  ----------
Gross margin..............................................................       722,207       517,330     353,292
Selling, general and administrative expenses..............................       501,626       357,766     246,485
Amortization of intangible assets.........................................         4,993         4,926       5,405
Interest income, net......................................................        (5,588)       (4,190)     (2,243)
                                                                            ------------  ------------  ----------
Income before income taxes................................................       221,176       158,828     103,645
Provision for income taxes................................................        89,596        65,131      42,543
                                                                            ------------  ------------  ----------
Net income................................................................  $    131,580  $     93,697  $   61,102
                                                                            ------------  ------------  ----------
                                                                            ------------  ------------  ----------

Basic net income per share................................................  $       1.44  $       1.03  $      .69
Diluted net income per share..............................................  $       1.39  $       1.00  $      .67

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

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                       1998       1997       1996
                                                                                     ---------  ---------  ---------
COMMON STOCK--SHARES:
  Balance at beginning of period...................................................     91,208     89,622     86,677
  Issuances of restricted stock....................................................        735        802        989
  Repurchases of common stock......................................................     (2,118)      (676)      (296)
  Exercises of stock options.......................................................      1,400      1,446      1,709
  Issuance of common stock for acquisitions........................................     --             14        543
                                                                                     ---------  ---------  ---------
    Balance at end of period.......................................................     91,225     91,208     89,622
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
COMMON STOCK--PAR VALUE:
  Balance at beginning of period...................................................  $      91  $      90  $      87
  Issuances of restricted stock....................................................          1          1          1
  Repurchases of common stock......................................................         (2)        (1)    --
  Exercises of stock options.......................................................          1          1          2
                                                                                     ---------  ---------  ---------
    Balance at end of period.......................................................  $      91  $      91  $      90
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
CAPITAL SURPLUS:
  Balance at beginning of period...................................................  $ 196,888  $ 140,443  $  99,739
  Issuances of restricted stock--excess over par value.............................     31,514     29,189     24,019
  Exercises of stock options--excess over par value................................      8,452      5,755      4,119
  Issuance of common stock for acquisition.........................................     --            400     --
  Capital impact of equity incentive plans.........................................     33,755     21,101     12,566
                                                                                     ---------  ---------  ---------
    Balance at end of period.......................................................  $ 270,609  $ 196,888  $ 140,443
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
DEFERRED COMPENSATION:
  Balance at beginning of period...................................................  $ (44,276) $ (26,802) $  (9,642)
  Issuances of restricted stock....................................................    (31,515)   (29,190)   (24,020)
  Amortization of deferred compensation............................................     19,001     11,716      6,860
                                                                                     ---------  ---------  ---------
    Balance at end of period.......................................................  $ (56,790) $ (44,276) $ (26,802)
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Balance at beginning of period...................................................  $  (1,347) $      23  $      51
  Translation adjustments..........................................................        103     (1,370)       (28)
                                                                                     ---------  ---------  ---------
    Balance at end of period.......................................................  $  (1,244) $  (1,347) $      23
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
RETAINED EARNINGS:
  Balance at beginning of period...................................................  $ 267,444  $ 194,691  $ 137,695
  Repurchases of common stock--excess over par value...............................    (89,220)   (20,944)    (5,391)
  Issuance of common stock for acquisition.........................................     --         --          1,285
  Net income.......................................................................    131,580     93,697     61,102
                                                                                     ---------  ---------  ---------
    Balance at end of period.......................................................  $ 309,804  $ 267,444  $ 194,691
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
COMPREHENSIVE INCOME:
  Net income.......................................................................  $ 131,580  $  93,697  $  61,102
  Translation adjustments..........................................................        103     (1,370)       (28)
                                                                                     ---------  ---------  ---------
    Total comprehensive income.....................................................  $ 131,683  $  92,327  $  61,074
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

     All shares and amounts have been restated to retroactively reflect the three-for-two stock
       split effected in the form of a stock dividend in September 1997.

          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                     1998       1997       1996
                                                                                  ----------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................................................  $  131,580  $  93,697  $  61,102
    Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization of intangible assets.........................................       4,993      4,926      5,405
      Depreciation expense......................................................      19,643     12,726      6,457
      Provision for deferred income taxes.......................................       1,902     (5,135)    (1,702)
    Changes in assets and liabilities, net of effects of acquisitions:
      Increase in accounts receivable...........................................     (53,205)   (61,027)   (38,565)
      Increase in accounts payable, accrued expenses and accrued payroll costs..      27,761     27,878     17,893
      Increase (decrease) in income taxes payable...............................       1,552     (1,625)    (1,274)
      Change in other assets, net of change in other liabilities................      21,101     10,517      5,109
                                                                                  ----------  ---------  ---------
    Total adjustments...........................................................      23,747    (11,740)    (6,677)
                                                                                  ----------  ---------  ---------
  Net cash and cash equivalents provided by operating activities................     155,327     81,957     54,425
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired............................................      (4,187)    (3,338)    (4,620)
  Capital expenditures..........................................................     (67,229)   (31,958)   (18,027)
                                                                                  ----------  ---------  ---------
  Net cash and cash equivalents used in investing activities....................     (71,416)   (35,296)   (22,647)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchases of common stock and common stock equivalents......................     (89,222)   (20,945)    (5,391)
  Principal payments on notes payable and other indebtedness....................      (2,186)    (1,405)    (4,239)
  Proceeds and capital impact of equity incentive plans.........................      42,208     26,857     16,687
                                                                                  ----------  ---------  ---------
  Net cash and cash equivalents (used in) provided by financing activities......     (49,200)     4,507      7,057
                                                                                  ----------  ---------  ---------
Net increase in cash and cash equivalents.......................................      34,711     51,168     38,835
Cash and cash equivalents at beginning of period................................     131,349     80,181     41,346
                                                                                  ----------  ---------  ---------
Cash and cash equivalents at end of period......................................  $  166,060  $ 131,349  $  80,181
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest....................................................................  $      379  $     476  $     521
    Income taxes................................................................  $   54,538  $  50,340  $  32,163
  Acquisitions:
    Assets acquired--
      Intangible assets.........................................................  $    3,967  $   4,079  $   9,932
      Other.....................................................................         622        499      2,180
    Liabilities incurred--
      Notes payable and contracts...............................................      --           (536)    (5,125)
      Other.....................................................................        (402)      (304)    (1,082)
    Common stock issued.........................................................      --           (400)    (1,285)
                                                                                  ----------  ---------  ---------
    Cash paid, net of cash acquired.............................................  $    4,187  $   3,338  $   4,620
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS. Robert Half International Inc. (the "Company") provides specialized staffing services through such divisions as ACCOUNTEMPS, ROBERT HALF, OFFICETEAM, RHI CONSULTING, RHI MANAGEMENT RESOURCES, and THE AFFILIATES. The Company, through its ACCOUNTEMPS, ROBERT HALF, and RHI MANAGEMENT RESOURCES divisions, is the world's largest specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OFFICETEAM specializes in highly skilled temporary administrative support personnel. RHI CONSULTING provides contract information technology professionals. THE AFFILIATES provides temporary, project, and full-time staffing of attorneys and specialized support personnel within law firms and corporate legal departments. Revenues are predominantly from temporary services. The Company operates in the United States, Canada, Europe, and Australia. The Company is a Delaware corporation.

    PRINCIPLES OF CONSOLIDATION. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances have been eliminated. Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 presentation.

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

    INTANGIBLE ASSETS. Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at acquisition date, which are being amortized on a straight-line basis over a period of 40 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at December 31, 1998.

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

NOTE B--ACQUISITIONS

    In July 1986, the Company acquired all of the outstanding stock of Robert Half Incorporated, the franchisor of the ACCOUNTEMPS and ROBERT HALF operations. Subsequently, in 66 separate transactions the Company acquired all of the outstanding stock of certain corporations operating ACCOUNTEMPS and ROBERT HALF franchised offices in the United States, the United Kingdom and Canada as well as other staffing services businesses. The Company has paid approximately $215 million in cash, stock, notes and other indebtedness in these acquisitions, excluding transaction costs and cash acquired.

    These acquisitions were primarily accounted for as purchases, and the excess of cost of the acquired companies in excess of the fair market value of the net tangible assets acquired is being amortized over 40 years using the straight-line method. Results of operations of the acquired companies are included in the Consolidated Statements of Income from the dates of acquisition. The acquisitions made during 1998, 1997 and 1996 had no material pro forma impact on the results of operations.

NOTE C--NOTES PAYABLE AND OTHER INDEBTEDNESS

    The Company issued promissory notes as well as other forms of indebtedness in connection with certain acquisitions and other payment obligations. These are due in varying installments, carry varying interest rates and, in aggregate, amounted to $4,712,000 at December 31, 1998 and $8,157,000 at December 31, 1997.
At December 31, 1998, $2,441,000 of the notes were secured by a standby letter of credit (see Note D). The following table shows the schedule of maturities for notes payable and other indebtedness at December 31, 1998 (in thousands):

1999................................................................  $   1,308
2000................................................................        807
2001................................................................         57
2002................................................................         61
2003................................................................         66
Thereafter..........................................................      2,413
                                                                      ---------
                                                                      $   4,712
                                                                      ---------
                                                                      ---------

    At December 31, 1998, the notes carried fixed rates and the weighted average interest rate for the above was approximately 8.2%, 7.0% and 6.9% for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE D--BANK LOAN (REVOLVING CREDIT)

    The Company has an unsecured credit facility which provides a line of credit of up to $80,000,000, which is available to fund the Company's general business and working capital needs, including acquisitions and the purchase of the Company's common stock, and to cover the issuance of debt support standby letters of credit up to $15,000,000.

    As of December 31, 1998 and 1997, the Company had no borrowings on the line of credit outstanding and had used $6,799,000 and $8,583,000 in debt support standby letters of credit, respectively. There is a commitment fee on the unused portion of the entire credit facility of .09%. The loan is subject to certain financial covenants which also affect the interest rates charged. The final maturity date for the credit facility is August 31, 2002.

NOTE E--ACCRUED PAYROLL COSTS

    Accrued payroll costs consisted of the following (in thousands):

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                            1998       1997
                                                                         ----------  ---------
Payroll and bonuses....................................................  $   56,943  $  36,493
Employee benefits and workers' compensation............................      49,926     42,042
Payroll taxes..........................................................      17,199     17,390
                                                                         ----------  ---------
                                                                         $  124,068  $  95,925
                                                                         ----------  ---------
                                                                         ----------  ---------

NOTE F--STOCKHOLDERS' EQUITY

    STOCK REPURCHASE PROGRAM--In October 1997, the Company's Board of Directors authorized the repurchase, from time to time, of up to four million shares of the Company's common stock on the open market or in privately negotiated transactions, depending on market conditions. During the year ended December 31, 1998, the Company repurchased approximately 1,625,000 shares on the open market for a total cost of $66.3 million. Since 1997, the Company repurchased approximately 1,725,000 shares of common stock on the open market pursuant to this program.

NOTE G--INCOME TAXES

    The provision for income taxes for the years ended December 31, 1998, 1997 and 1996 consisted of the following (in thousands):

                                                                  YEARS ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
Current:
  Federal....................................................  $  66,127  $  53,973  $  34,392
  State......................................................     15,243     12,261      7,457
  Foreign....................................................      6,324      4,032      2,396
Deferred--principally domestic...............................      1,902     (5,135)    (1,702)
                                                               ---------  ---------  ---------
                                                               $  89,596  $  65,131  $  42,543
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The income taxes shown above varied from the statutory federal income tax rates for these periods as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                                ----------------------------
                                                                1998        1997        1996
                                                                ----        ----        ----
Federal U.S. income tax rate................................    35.0%       35.0%       35.0%
State income taxes, net of federal tax benefit..............     4.6         4.6         4.5
Amortization of intangible assets...........................      .6          .8         1.0
Tax-free interest income....................................     (.4)        --          --
Other, net..................................................      .7          .6          .5
                                                                ----        ----        ----
Effective tax rate..........................................    40.5%       41.0%       41.0%
                                                                ----        ----        ----
                                                                ----        ----        ----

    The deferred portion of the tax provisions consisted of the following (in thousands):

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
Amortization of franchise rights..............................  $     (74) $      66  $     691
Accrued expenses, deducted for tax when paid..................     (7,317)    (7,612)    (2,468)
Capitalized costs for books, deducted for tax.................      9,660      2,101     --
Other, net....................................................       (367)       310         75
                                                                ---------  ---------  ---------
                                                                $   1,902  $  (5,135) $  (1,702)
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    The deferred income tax amounts included on the balance sheet are comprised of the following (in thousands):

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                            1998       1997
                                                                         ----------  ---------
Current deferred income tax assets, net................................  $  (12,542) $  (8,445)
Long-term deferred income tax liabilities, net.........................      25,000     15,942
                                                                         ----------  ---------
                                                                         $   12,458  $   7,497
                                                                         ----------  ---------
                                                                         ----------  ---------

    No valuation allowances against deferred tax assets were required for the years ended December 31, 1998 and 1997.

    The components of the deferred income tax amounts at December 31, 1998 and 1997, were as follows (in thousands):

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
Amortization of intangible assets.......................................  $  16,662  $  17,026
Accrued expenses, deducted for tax when paid............................     (5,603)    (3,360)
Other, net..............................................................      1,399     (6,169)
                                                                          ---------  ---------
                                                                          $  12,458  $   7,497
                                                                          ---------  ---------
                                                                          ---------  ---------

NOTE H--COMMITMENTS

    Rental expense, primarily for office premises, amounted to $30,146,000, $19,594,000 and $13,315,000 for the years ended December 31, 1998, 1997 and
1996, respectively. The approximate minimum rental commitments for 1999 and thereafter under non-cancelable leases in effect at December 31, 1998, were as follows (in thousands):

1999...............................................................  $  31,734
2000...............................................................     30,081
2001...............................................................     26,915
2002...............................................................     21,637
2003...............................................................     14,748
Thereafter.........................................................     45,651

NOTE I--STOCK PLANS

    Under various stock plans, officers, employees and outside directors may receive grants of restricted stock or options to purchase common stock. Grants are made at the discretion of the Stock Plan Committee of the Board of Directors. Grants generally vest between four and seven years.

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

    The Company accounts for these plans under APB Opinion 25. Therefore, no compensation cost has been recognized for its stock option plans. Had compensation cost for the stock options granted subsequent to January 1, 1995, been based on the estimated fair value at the award dates, as prescribed by Statement of Financial Accounting Standards No. 123, the Company's pro forma net income and net income per share would have been as follows (in thousands, except per share amounts):

                                                                          YEARS ENDED DECEMBER 31,
                                                               ----------------------------------------------
                                                                    1998            1997            1996
                                                               --------------   -------------   -------------
Net Income
  As Reported................................................   $     131,580    $     93,697    $     61,102
  Pro forma..................................................   $     124,622    $     90,212    $     59,666

Net Income Per Share
  Basic
    As Reported..............................................   $        1.44    $       1.03    $        .69
    Pro forma................................................   $        1.36    $        .99    $        .68
  Diluted
    As Reported..............................................   $        1.39    $       1.00    $        .67
    Pro forma................................................   $        1.33    $        .97    $        .66

    The pro forma amounts do not include amounts for stock options granted before January 1, 1995. Therefore, the pro forma amounts may not be representative of the disclosed effects on pro forma net income and net income per share for future years.

    The fair value of each option is estimated, as of the grant date, using the Black-Scholes option pricing model with the following assumptions used for grants in 1998, 1997 and 1996, respectively: no dividend yield for any year; expected volatility of 33% to 36%; risk-free interest rates of 4.6% to 5.7%, 5.7% to 6.9% and 5.3% to 6.7%; and expected lives of 4.5 to 7.3 years for all three years.

    The following table reflects activity under all stock plans from December 31, 1995 through December 31, 1998, and the weighted average exercise prices:

                                                                                  STOCK OPTION PLANS
                                                                                ----------------------
                                                                                             WEIGHTED
                                                                                             AVERAGE
                                                                 RESTRICTED     NUMBER OF     PRICE
                                                                 STOCK PLANS      SHARES    PER SHARE
                                                                -------------   ----------  ----------
Outstanding, December 31, 1995................................    1,896,491      9,067,848  $    6.04
  Granted.....................................................      998,492      1,689,644  $   20.94
  Exercised...................................................      --          (1,708,532) $    2.41
  Restrictions lapsed.........................................     (412,329)        --         --
  Forfeited...................................................       (9,099)      (387,429) $    9.33
                                                                -------------   ----------  ----------
Outstanding, December 31, 1996................................    2,473,555      8,661,531  $    9.53
  Granted.....................................................      847,469      1,944,656  $   29.68
  Exercised...................................................      --          (1,446,404) $    3.98
  Restrictions lapsed.........................................     (859,399)        --         --
  Forfeited...................................................      (45,578)      (515,537) $   15.29
                                                                -------------   ----------  ----------
Outstanding, December 31, 1997................................    2,416,047      8,644,246  $   14.52
  Granted.....................................................      759,377      3,523,816  $   40.11
  Exercised...................................................      --          (1,400,023) $    6.04
  Restrictions lapsed.........................................     (737,938)        --         --
  Forfeited...................................................      (25,066)      (412,977) $   26.05
                                                                -------------   ----------  ----------
Outstanding, December 31, 1998................................    2,412,420     10,355,062  $   23.93
                                                                -------------   ----------  ----------
                                                                -------------   ----------  ----------

    The following table summarizes information about options outstanding as of December 31, 1998:

                                                           OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                           ----------------------------------------------------  ------------------------------
                                                NUMBER                                               NUMBER
                                            OUTSTANDING AS        WEIGHTED          WEIGHTED     EXERCISABLE AS     WEIGHTED
                                                  OF               AVERAGE           AVERAGE           OF            AVERAGE
                                             DECEMBER 31,         REMAINING         EXERCISE      DECEMBER 31,      EXERCISE
RANGE OF EXERCISE PRICES                         1998         CONTRACTUAL LIFE        PRICE           1998            PRICE
-----------------------------------------  ----------------  -------------------  -------------  ---------------  -------------
$1.44 to $8.00...........................       2,458,487              4.90         $    5.16        2,296,205      $    5.10
$8.58 to $19.46..........................       2,216,922              7.02         $   15.32          936,072      $   14.68
$20.21 to $35.50.........................       2,094,117              8.27         $   26.38          587,369      $   25.59
$36.00 to $38.63.........................       2,126,734              9.65         $   38.48          105,764      $   37.91
$38.69 to $59.00.........................       1,458,802              9.42         $   43.95            1,812      $   40.57
                                           ----------------             ---            ------    ---------------       ------
                                               10,355,062              7.65         $   23.93        3,927,222      $   11.35
                                           ----------------             ---            ------    ---------------       ------
                                           ----------------             ---            ------    ---------------       ------

    At December 31, 1998, the total number of available shares to grant under the plans (consisting of either restricted stock or options) was 561,863.

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

NOTE K--NET INCOME PER SHARE

    The calculation of net income per share for the three years ended December 31, 1998 is reflected in the following table (in thousands, except per share amounts):

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                 1998       1997       1996
                                                              ----------  ---------  ---------
Net Income..................................................  $  131,580  $  93,697  $  61,102
Basic:
  Weighted average shares...................................      91,650     90,668     88,267
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------
Diluted:
  Weighted average shares...................................      91,650     90,668     88,267
  Common stock equivalents--stock options...................       3,172      3,331      3,255
                                                              ----------  ---------  ---------
  Diluted shares............................................      94,822     93,999     91,522
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------
Net Income Per Share:
  Basic.....................................................  $     1.44  $    1.03  $     .69
  Diluted...................................................  $     1.39  $    1.00  $     .67

NOTE L--QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following tabulation shows certain quarterly financial data for 1998 and 1997 (in thousands, except per share amounts):

                                                                       QUARTER
                                                    ----------------------------------------------   YEAR ENDED
1998                                                    1           2           3           4       DECEMBER 31,
--------------------------------------------------  ----------  ----------  ----------  ----------  ------------
Net service revenues..............................  $  401,296  $  442,153  $  470,650  $  478,942   $1,793,041
Gross margin......................................  $  160,971  $  177,693  $  190,033  $  193,510   $  722,207
Income before income taxes........................  $   48,942  $   54,426  $   58,530  $   59,278   $  221,176
Net income........................................  $   29,050  $   32,280  $   34,974  $   35,276   $  131,580

Basic net income per share........................  $      .32  $      .35  $      .38  $      .39   $     1.44
Diluted net income per share......................  $      .31  $      .34  $      .37  $      .38   $     1.39


                                                                       QUARTER
                                                    ----------------------------------------------   YEAR ENDED
1997                                                    1           2           3           4       DECEMBER 31,
--------------------------------------------------  ----------  ----------  ----------  ----------  ------------
Net service revenues..............................  $  283,023  $  311,622  $  339,754  $  368,477   $1,302,876
Gross margin......................................  $  111,894  $  124,140  $  135,200  $  146,096   $  517,330
Income before income taxes........................  $   33,777  $   37,613  $   41,710  $   45,728   $  158,828
Net income........................................  $   19,920  $   22,210  $   24,631  $   26,936   $   93,697

Basic net income per share........................  $      .22  $      .24  $      .27  $      .30   $     1.03
Diluted net income per share......................  $      .21  $      .24  $      .26  $      .29   $     1.00

NOTE M--BUSINESS SEGMENTS

    In 1998, the Company adopted Statement of Financial Accounting Standard No. 131 (SFAS No. 131), DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The Company has defined its business segments based on the nature of services for the purposes of reporting under SFAS No. 131. The Company is managed in a matrix form of organization with certain managers responsible for service lines while other managers are responsible for geographic territories. As such, both service line and geographic information is used in allocating resources and measuring performance.

    The Company has two reportable segments: temporary and consultant staffing; and permanent placement staffing. The temporary and consultant staffing segment provides specialized personnel in the accounting and finance, administrative and office, information technology, and legal fields. The permanent placement staffing segment provides full-time personnel in the accounting, finance, and legal fields.

    The accounting policies of the segments are the same as those described in Note A: Summary of Significant Accounting Policies. The Company evaluates performance based on profit or loss from operations before interest expense, intangible amortization expense, and income taxes.

    The following table provides a reconciliation of revenue and operating profit by reportable segment to consolidated results (in thousands):

                                                               YEARS ENDED DECEMBER 31,
                                                        --------------------------------------
                                                            1998          1997         1996
                                                        ------------  ------------  ----------
Net service revenues
  Temporary and consultant staffing...................  $  1,652,678  $  1,199,190  $  826,283
  Permanent placement staffing........................       140,363       103,686      72,352
                                                        ------------  ------------  ----------
                                                        $  1,793,041  $  1,302,876  $  898,635
                                                        ------------  ------------  ----------
                                                        ------------  ------------  ----------
Operating income
  Temporary and consultant staffing...................  $    185,007  $    132,416  $   89,756
  Permanent placement staffing........................        35,574        27,148      17,051
                                                        ------------  ------------  ----------
                                                             220,581       159,564     106,807
Amortization of intangible assets.....................         4,993         4,926       5,405
Interest income, net..................................        (5,588)       (4,190)     (2,243)
                                                        ------------  ------------  ----------
Income before income taxes............................  $    221,176  $    158,828  $  103,645
                                                        ------------  ------------  ----------
                                                        ------------  ------------  ----------

    The Company does not report total assets by segment. The following table represents identifiable assets by business segment (in thousands):

                                                                     DECEMBER 31,
                                                        --------------------------------------
                                                            1998          1997         1996
                                                        ------------  ------------  ----------
Accounts receivable
  Temporary and consultant staffing...................  $    229,841  $    176,185  $  117,533
  Permanent placement staffing........................        21,025        17,878      11,866
                                                        ------------  ------------  ----------
                                                        $    250,866  $    194,063  $  129,399
                                                        ------------  ------------  ----------
                                                        ------------  ------------  ----------

    The Company operates internationally, with operations in the United States, Canada, Europe, and Australia. The following tables represent revenues and long-lived assets by geographic location (in thousands):

                                                               YEARS ENDED DECEMBER 31,
                                                        --------------------------------------
                                                            1998          1997         1996
                                                        ------------  ------------  ----------
Revenues
  Domestic............................................  $  1,595,029  $  1,176,888  $  812,753
  Foreign.............................................       198,012       125,988      85,882
                                                        ------------  ------------  ----------
                                                        $  1,793,041  $  1,302,876  $  898,635
                                                        ------------  ------------  ----------
                                                        ------------  ------------  ----------

                                                                     DECEMBER 31,
                                                        --------------------------------------
                                                            1998          1997         1996
                                                        ------------  ------------  ----------
Assets, long-lived
  Domestic............................................  $    253,514  $    209,457  $  183,990
  Foreign.............................................        19,799        17,905      17,208
                                                        ------------  ------------  ----------
                                                        $    273,313  $    227,362  $  210,198
                                                        ------------  ------------  ----------
                                                        ------------  ------------  ----------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors of Robert Half International Inc.:

    We have audited the accompanying consolidated statements of financial position of Robert Half International Inc. (a Delaware corporation) and subsidiaries, as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robert Half International Inc. and subsidiaries, as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

San Francisco, California
January 22, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    The information required by Items 10 through 13 of Part III is incorporated by reference from the registrant's Proxy Statement, under the captions "NOMINATION AND ELECTION OF DIRECTORS," "BENEFICIAL STOCK OWNERSHIP," "COMPENSATION OF DIRECTORS," "COMPENSATION OF EXECUTIVE OFFICERS" AND "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION AND CERTAIN TRANSACTIONS," which Proxy Statement will be mailed to stockholders in connection with the registrant's annual meeting of stockholders which is scheduled to be held in May 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS

    The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

       Consolidated statements of financial position at December 31, 1998 and 1997.

       Consolidated statements of income for the years ended December 31, 1998, 1997 and 1996.

       Consolidated statements of stockholders' equity for the years ended December 31, 1998, 1997 and 1996.

       Consolidated statements of cash flows for the years ended December 31, 1998, 1997 and 1996.

       Notes to consolidated financial statements.

    Report of independent public accountants.

    Selected quarterly financial data for the years ended December 31, 1998 and 1997 are set forth in Note L--Quarterly Financial Data (Unaudited) included in Item 8 of this report.

2.  FINANCIAL STATEMENT SCHEDULES

        Schedules I through V have been omitted as they are not applicable.

3.  EXHIBITS

EXHIBIT
  NO.                                     EXHIBIT
------- ---------------------------------------------------------------------------
  3.1   Restated Certificate of Incorporation, incorporated by reference to Exhibit
        3.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.
  3.2   By-Laws, incorporated by reference to Exhibit 3.2 to the Registrant's
        Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
  4.1   Indenture dated as of October 1, 1972, as amended, between IDS Realty Trust and First National Bank of Minneapolis, incorporated by reference to
        Exhibits 6(t) and 6(v) to the Form S-14 Registration Statement of the
        Registrant (formerly known as Boothe Interim Corporation) filed with the
        Securities and Exchange Commission on December 31, 1979.
  4.2   Restated Certificate of Incorporation of Registrant (filed as Exhibit 3.1).

EXHIBIT
  NO.                                     EXHIBIT
------- ---------------------------------------------------------------------------
  4.3   Rights Agreement, dated as of July 23, 1990, between the Registrant and The
        Chase Manhattan Bank (formerly Manufacturers Hanover Trust Company of
        California), as amended and restated effective April 30, 1997, incorporated by reference to Exhibit 1 to Registrant's Form 8-A/A Amendment No. 4 filed on May 1, 1997.
 10.1   Credit Agreement dated as of November 1, 1993, among the Registrant,
        NationsBank of North Carolina, N.A. and Bank of America National Trust and
        Savings Association, as amended, incorporated by reference to (i) Exhibit
        10 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993, (ii) Exhibit 10.1 to the Registrant's Quarterly
        Report on Form 10-Q for the fiscal quarter ended June 30, 1995, (iii)
        Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and (iv) Exhibit 10.1 to the Registrant's
        Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.
*10.2   Employment Agreement dated as of October 2, 1985, between the Registrant and Harold M. Messmer, Jr. The Thirteenth Amendment to the Employment
        Agreement is filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The original Employment Agreement and the first twelve amendments thereto are incorporated by reference to (i) Exhibit
        10.(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, (ii) Exhibit 10.2(b) to Registrant's Registration
        Statement on Form S-1 (No. 33-15171), (iii) Exhibit 10.2(c) to the
        Registrant's Annual Report on Form 10-K for the fiscal year ended December
        31, 1987, (iv) Exhibit 10.2(d) to the Registrant's Annual Report on Form
        10-K for the fiscal year ended December 31, 1988, (v) Exhibit 28.1 to the
        Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
        March 31, 1990, (vi) Exhibit 10.8 to the Registrant's Annual Report on Form
        10-K for the fiscal year ended December 31, 1991, (vii) Exhibit 10.1 to the
        Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
        June 30, 1993, (viii) Exhibit 10.7 to the Registrant's Annual Report on
        Form 10-K for the fiscal year ended December 31, 1993, (ix) Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
        March 31, 1995, (x) Exhibit 10.7 to the Registrant's Annual Report on Form
        10-K for the fiscal year ended December 31, 1995, (xi) Exhibit 10.2 to the
        Registrant's Annual Report on Form 10-K for the fiscal year ended December
        31, 1996 and (xii) Exhibit 10.2 to the Registrant's Annual Report on Form
        10-K for the fiscal year ended December 31, 1997.
*10.3   Key Executive Retirement Plan--Level II, as amended, incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K
        for the fiscal year ended December 31, 1996.
*10.4   Restated Retirement Agreement between the Registrant and Harold M. Messmer,
        Jr., incorporated by reference to Exhibit 10.4 to the Registrant's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1996.
*10.5   1985 Stock Option Plan, as amended, incorporated by reference to Exhibit
        10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.
*10.6   Excise Tax Restoration Agreement dated November 5, 1996, incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K
        for the fiscal year ended December 31, 1996.
*10.7   Outside Directors' Option Plan, as amended, incorporated by reference to
        Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the
        fiscal quarter ended September 30, 1998.
*10.8   1989 Restricted Stock Plan, as amended, incorporated by reference to
        Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the
        fiscal quarter ended September 30, 1997.
*10.9   StockPlus Plan, as amended, incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1997.
*10.10  1993 Incentive Plan, as amended, incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1997.

EXHIBIT
  NO.                                     EXHIBIT
------- ---------------------------------------------------------------------------
*10.11  Deferred Compensation Plan, incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1989.
*10.12  Annual Performance Bonus Plan, incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
        June 30, 1996.
*10.13  Form of Severance Agreement, incorporated by reference to (i) Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1989 and (ii) Exhibit 19.2 to the Registrant's Quarterly
        Report on Form 10-Q for the fiscal quarter ended September 30, 1990.
*10.14  Form of Indemnification Agreement for Directors of the Registrant,
        incorporated by reference to (i) Exhibit 10.27 to the Registrant's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1989 and (ii)
        Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
*10.15  Form of Indemnification Agreement for Executive Officers of Registrant,
        incorporated by reference to Exhibit 10.28 to the Registrant's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1989.
*10.16  Senior Executive Retirement Plan, as amended, incorporated by reference to
        Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
*10.17  Collateral Assignment of Split Dollar Insurance Agreement, incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K
        for the fiscal year ended December 31, 1996.
*10.18  Form of Consulting Agreement.
 21     Subsidiaries of the Registrant.
 23     Accountants' Consent
 27     Financial Data Schedule.

------------------------

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b) Reports on Form 8-K

        The Registrant filed no reports on Form 8-K during the fiscal quarter ending December 31, 1998.

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

Date: March 16, 1999                      By:        /S/ M. KEITH WADDELL

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

Date: March 16, 1999                 By:        /S/ HAROLD M. MESSMER, JR.
                                   ------------------------------------------
                                             Harold M. Messmer, Jr.
                                       Chairman of the Board, President,
                                            Chief Executive Officer,
                                                 and a Director
                                         (Principal Executive Officer)

Date: March 16, 1999                 By:         /S/ ANDREW S. BERWICK, JR.
                                   ------------------------------------------
                                        Andrew S. Berwick, Jr., Director

Date: March 16, 1999                  By:           /S/ FREDERICK P. FURTH
                                   ------------------------------------------
                                          Frederick P. Furth, Director

Date: March 16, 1999                   By:          /S/ EDWARD W. GIBBONS
                                   ------------------------------------------
                                          Edward W. Gibbons, Director

Date: March 16, 1999                  By:         /S/ FREDERICK A. RICHMAN
                                   ------------------------------------------
                                         Frederick A. Richman, Director

Date: March 16, 1999                   By:             /S/ THOMAS J. RYAN
                                   ------------------------------------------
                                            Thomas J. Ryan, Director

Date: March 16, 1999                  By:           /S/ J. STEPHEN SCHAUB
                                   ------------------------------------------
                                          J. Stephen Schaub, Director

Date: March 16, 1999                   By:           /S/ M. KEITH WADDELL
                                   ------------------------------------------
                                                M. Keith Waddell
                                     Senior Vice President, Chief Financial
                                             Officer and Treasurer
                                         (Principal Financial Officer)

Date: March 16, 1999                  By:          /S/ BARBARA J. FORSBERG
                                   ------------------------------------------
                                              Barbara J. Forsberg
                                         Vice President and Controller
                                         (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                     EXHIBIT
------- ---------------------------------------------------------------------------
  3.1   Restated Certificate of Incorporation, incorporated by reference to Exhibit
        3.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.
  3.2   By-Laws, incorporated by reference to Exhibit 3.2 to the Registrant's
        Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
  4.1   Indenture dated as of October 1, 1972, as amended, between IDS Realty Trust and First National Bank of Minneapolis, incorporated by reference to
        Exhibits 6(t) and 6(v) to the Form S-14 Registration Statement of the
        Registrant (formerly known as Boothe Interim Corporation) filed with the
        Securities and Exchange Commission on December 31, 1979.
  4.2   Restated Certificate of Incorporation of Registrant (filed as Exhibit 3.1).
  4.3   Rights Agreement, dated as of July 23, 1990, between the Registrant and The
        Chase Manhattan Bank (formerly Manufacturers Hanover Trust Company of
        California), as amended and restated effective April 30, 1997, incorporated by reference to Exhibit 1 to Registrant's Form 8-A/A Amendment No. 4 filed on May 1, 1997.
 10.1   Credit Agreement dated as of November 1, 1993, among the Registrant,
        NationsBank of North Carolina, N.A. and Bank of America National Trust and
        Savings Association, as amended, incorporated by reference to (i) Exhibit
        10 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993, (ii) Exhibit 10.1 to the Registrant's Quarterly
        Report on Form 10-Q for the fiscal quarter ended June 30, 1995, (iii)
        Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and (iv) Exhibit 10.1 to the Registrant's
        Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.
*10.2   Employment Agreement dated as of October 2, 1985, between the Registrant and Harold M. Messmer, Jr. The Thirteenth Amendment to the Employment
        Agreement is filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The original Employment Agreement and the first twelve amendments thereto are incorporated by reference to (i) Exhibit
        10.(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, (ii) Exhibit 10.2(b) to Registrant's Registration
        Statement on Form S-1 (No. 33-15171), (iii) Exhibit 10.2(c) to the
        Registrant's Annual Report on Form 10-K for the fiscal year ended December
        31, 1987, (iv) Exhibit 10.2(d) to the Registrant's Annual Report on Form
        10-K for the fiscal year ended December 31, 1988, (v) Exhibit 28.1 to the
        Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
        March 31, 1990, (vi) Exhibit 10.8 to the Registrant's Annual Report on Form
        10-K for the fiscal year ended December 31, 1991, (vii) Exhibit 10.1 to the
        Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
        June 30, 1993, (viii) Exhibit 10.7 to the Registrant's Annual Report on
        Form 10-K for the fiscal year ended December 31, 1993, (ix) Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
        March 31, 1995, (x) Exhibit 10.7 to the Registrant's Annual Report on Form
        10-K for the fiscal year ended December 31, 1995, (xi) Exhibit 10.2 to the
        Registrant's Annual Report on Form 10-K for the fiscal year ended December
        31, 1996 and (xii) Exhibit 10.2 to the Registrant's Annual Report on Form
        10-K for the fiscal year ended December 31, 1997.
*10.3   Key Executive Retirement Plan--Level II, as amended, incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K
        for the fiscal year ended December 31, 1996.
*10.4   Restated Retirement Agreement between the Registrant and Harold M. Messmer,
        Jr., incorporated by reference to Exhibit 10.4 to the Registrant's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1996.
*10.5   1985 Stock Option Plan, as amended, incorporated by reference to Exhibit
        10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.
*10.6   Excise Tax Restoration Agreement dated November 5, 1996, incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K
        for the fiscal year ended December 31, 1996.

EXHIBIT
  NO.                                     EXHIBIT
------- ---------------------------------------------------------------------------
*10.7   Outside Directors' Option Plan, as amended, incorporated by reference to
        Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the
        fiscal quarter ended September 30, 1998.
*10.8   1989 Restricted Stock Plan, as amended, incorporated by reference to
        Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the
        fiscal quarter ended September 30, 1997.
*10.9   StockPlus Plan, as amended, incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1997.
*10.10  1993 Incentive Plan, as amended, incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1997.
*10.11  Deferred Compensation Plan, incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1989.
*10.12  Annual Performance Bonus Plan, incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
        June 30, 1996.
*10.13  Form of Severance Agreement, incorporated by reference to (i) Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1989 and (ii) Exhibit 19.2 to the Registrant's Quarterly
        Report on Form 10-Q for the fiscal quarter ended September 30, 1990.
*10.14  Form of Indemnification Agreement for Directors of the Registrant,
        incorporated by reference to (i) Exhibit 10.27 to the Registrant's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1989 and (ii)
        Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
*10.15  Form of Indemnification Agreement for Executive Officers of Registrant,
        incorporated by reference to Exhibit 10.28 to the Registrant's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1989.
*10.16  Senior Executive Retirement Plan, as amended, incorporated by reference to
        Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
*10.17  Collateral Assignment of Split Dollar Insurance Agreement, incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K
        for the fiscal year ended December 31, 1996.
*10.18  Form of Consulting Agreement.
 21     Subsidiaries of the Registrant.
 23     Accountants' Consent
 27     Financial Data Schedule.

------------------------

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.