Form 10-Q
period 1999-03-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 1999-05-11
CIK 315213

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

          (MARK ONE)
             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1999:

               91,388,143 shares of $.001 par value Common Stock

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                         MARCH 31,     DECEMBER 31,
                                                                           1999            1998
                                                                        -----------   --------------
                                                                        (UNAUDITED)
                                              ASSETS:

Cash and cash equivalents.............................................   $176,322        $166,060
Accounts receivable, less allowances of $11,021 and $10,176...........    255,524         240,690
Other current assets..................................................     23,612          23,656
                                                                        -----------   --------------
    Total current assets..............................................    455,458         430,406
Intangible assets, less accumulated amortization of $55,106 and
  $53,236.............................................................    176,370         178,363
Property and equipment, less accumulated depreciation of $55,171 and
  $48,900.............................................................    102,834          94,950
                                                                        -----------   --------------
    Total assets......................................................   $734,662        $703,719
                                                                        -----------   --------------
                                                                        -----------   --------------
                               LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable and accrued expenses.................................   $ 25,228        $ 23,659
Accrued payroll costs.................................................    119,295         124,068
Income taxes payable..................................................      8,211           3,810
Current portion of notes payable and other indebtedness...............        985           1,308
                                                                        -----------   --------------
    Total current liabilities.........................................    153,719         152,845
Notes payable and other indebtedness, less current portion............      3,432           3,404
Deferred income taxes.................................................     24,125          25,000
                                                                        -----------   --------------
    Total liabilities.................................................    181,276         181,249

Commitments and Contingencies

                                       STOCKHOLDERS' EQUITY:

Common stock, $.001 par value authorized 260,000,000 shares; issued
  and outstanding 91,152,371 and 91,225,353 shares....................         91              91
Capital surplus.......................................................    286,416         270,609
Deferred compensation.................................................    (58,226)        (56,790)
Accumulated other comprehensive income................................     (2,173)         (1,244)
Retained earnings.....................................................    327,278         309,804
                                                                        -----------   --------------
    Total stockholders' equity........................................    553,386         522,470
                                                                        -----------   --------------
    Total liabilities and stockholders' equity........................   $734,662        $703,719
                                                                        -----------   --------------
                                                                        -----------   --------------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1999        1998
                                                                                            ----------  ----------
                                                                                                 (UNAUDITED)
Net service revenues......................................................................  $  484,988  $  401,296
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for
  temporary employees.....................................................................     287,093     240,325
                                                                                            ----------  ----------
Gross margin..............................................................................     197,895     160,971
Selling, general and administrative expenses..............................................     138,990     111,970
Amortization of intangible assets.........................................................       1,229       1,233
Interest income, net......................................................................      (1,307)     (1,174)
                                                                                            ----------  ----------
Income before income taxes................................................................      58,983      48,942
Provision for income taxes................................................................      23,673      19,892
                                                                                            ----------  ----------
Net income................................................................................  $   35,310  $   29,050
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Basic net income per share................................................................  $      .39  $      .32
Diluted net income per share..............................................................  $      .38  $      .31

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1999        1998
                                                                                            ----------  ----------
                                                                                                 (UNAUDITED)
COMMON STOCK--SHARES:
  Balance at beginning of period..........................................................      91,225      91,208
  Issuances of restricted stock...........................................................         245         281
  Repurchases of common stock.............................................................        (466)       (237)
  Exercises of stock options..............................................................         148         697
                                                                                            ----------  ----------
    Balance at end of period..............................................................      91,152      91,949
                                                                                            ----------  ----------
                                                                                            ----------  ----------
COMMON STOCK--PAR VALUE:
  Balance at beginning of period..........................................................  $       91  $       91
  Exercises of stock options..............................................................          --           1
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $       91  $       92
                                                                                            ----------  ----------
                                                                                            ----------  ----------
CAPITAL SURPLUS:
  Balance at beginning of period..........................................................  $  270,609  $  196,888
  Issuances of restricted stock--excess over par value....................................       7,166      11,249
  Exercises of stock options--excess over par value.......................................       1,080       4,321
  Capital impact of equity incentive plans................................................       7,561      14,222
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $  286,416  $  226,680
                                                                                            ----------  ----------
                                                                                            ----------  ----------
DEFERRED COMPENSATION:
  Balance at beginning of period..........................................................  $  (56,790) $  (44,276)
  Issuances of restricted stock...........................................................      (7,166)    (11,249)
  Amortization of deferred compensation...................................................       5,730       4,443
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $  (58,226) $  (51,082)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Balance at beginning of period..........................................................  $   (1,244) $   (1,347)
  Translation adjustments.................................................................        (929)        (41)
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $   (2,173) $   (1,388)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
RETAINED EARNINGS:
  Balance at beginning of period..........................................................  $  309,804  $  267,444
  Repurchases of common stock--excess over par value......................................     (17,836)     (9,693)
  Net income..............................................................................      35,310      29,050
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $  327,278  $  286,801
                                                                                            ----------  ----------
                                                                                            ----------  ----------

COMPREHENSIVE INCOME:
  Net income..............................................................................  $   35,310  $   29,050
  Translation adjustments.................................................................        (929)        (41)
                                                                                            ----------  ----------
    Total comprehensive income............................................................  $   34,381  $   29,009
                                                                                            ----------  ----------
                                                                                            ----------  ----------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1999        1998
                                                                                            ----------  ----------
                                                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................................................  $   35,310  $   29,050
    Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization of intangible assets...................................................       1,229       1,233
      Depreciation expense................................................................       6,736       3,980
      Provision for deferred income taxes.................................................         480       3,044
    Changes in assets and liabilities, net of effects of acquisitions:
      Increase in accounts receivable.....................................................     (14,834)    (18,652)
      Increase (decrease) in accounts payable, accrued expenses and accrued payroll
        costs.............................................................................      (2,409)     18,591
      Increase (decrease) in income taxes payable.........................................       4,401      (2,745)
      Change in other assets, net of change in other liabilities..........................       4,475       2,153
                                                                                            ----------  ----------
    Total adjustments.....................................................................          78       7,604
                                                                                            ----------  ----------
  Net cash and cash equivalents provided by operating activities..........................      35,388      36,654

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................................................................     (15,951)    (16,141)
                                                                                            ----------  ----------
  Net cash and cash equivalents used in investing activities..............................     (15,951)    (16,141)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchases of common stock and common stock equivalents................................     (17,836)     (9,693)
  Principal payments on notes payable and other indebtedness..............................          20      (2,281)
  Proceeds and capital impact of equity incentive plans...................................       8,641      18,544
                                                                                            ----------  ----------
  Net cash and cash equivalents (used in) provided by financing activities................      (9,175)      6,570
                                                                                            ----------  ----------
Net increase in cash and cash equivalents.................................................      10,262      27,083
Cash and cash equivalents at beginning of period..........................................     166,060     131,349
                                                                                            ----------  ----------
Cash and cash equivalents at end of period................................................  $  176,322  $  158,432
                                                                                            ----------  ----------
                                                                                            ----------  ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest..............................................................................  $       92  $       96
    Income taxes..........................................................................  $   11,318  $    5,028

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

                                  (UNAUDITED)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS. Robert Half International Inc. (the "Company") provides specialized staffing services through such divisions as ACCOUNTEMPS-Registered Trademark-, ROBERT HALF-Registered Trademark-, OFFICETEAM-Registered Trademark-, RHI CONSULTING-Registered Trademark-, RHI MANAGEMENT RESOURCES-Registered Trademark-, THE AFFILIATES-Registered Trademark-and THE CREATIVE GROUP-SM-. The Company, through its ACCOUNTEMPS, ROBERT HALF and RHI MANAGEMENT RESOURCES divisions, is the world's largest specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OFFICETEAM specializes in highly skilled temporary administrative support personnel. RHI CONSULTING provides contract information technology professionals. THE AFFILIATES provides temporary, project, and full-time staffing of attorneys and specialized support personnel within law firms and corporate legal departments. THE CREATIVE GROUP provides project staffing in the advertising, marketing, and Web design fields. Revenues are predominantly from temporary services. The Company operates in the United States, Canada, Europe, and Australia. The Company is a Delaware corporation.

    PRINCIPLES OF CONSOLIDATION. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances have been eliminated. Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

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

    The interim results for the three months ended March 31, 1999, and 1998 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

    INTANGIBLE ASSETS. Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at acquisition date, which are being amortized on a straight-line basis over a period of 40 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at March 31, 1999.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                                  (UNAUDITED)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INCOME TAXES. Deferred taxes are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rates.

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

NOTE B--BUSINESS SEGMENTS

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

    The Company has two reportable segments: temporary and consultant staffing; and permanent placement staffing. The temporary and consultant staffing segment provides specialized personnel in the accounting and finance, administrative and office, information technology, legal, advertising, marketing, and Web design fields. The permanent placement staffing segment provides full-time personnel in the accounting, finance, and information technology fields.

    The accounting policies of the segments are the same as those described in Note A: Summary of Significant Accounting Policies. The Company evaluates performance based on profit or loss from operations before interest expense, intangible amortization expense, and income taxes.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                                  (UNAUDITED)

NOTE B--BUSINESS SEGMENTS (CONTINUED)
    The following table provides a reconciliation of revenue and operating profit by reportable segment to consolidated results (in thousands):

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        ----------------------
                                                                           1999        1998
                                                                        ----------  ----------
                                                                             (UNAUDITED)
Net service revenues
  Temporary and consultant staffing...................................  $  449,123  $  371,167
  Permanent placement staffing........................................      35,865      30,129
                                                                        ----------  ----------
                                                                        $  484,988  $  401,296
                                                                        ----------  ----------
                                                                        ----------  ----------

Operating income
  Temporary and consultant staffing...................................  $   50,301  $   41,034
  Permanent placement staffing........................................       8,604       7,967
                                                                        ----------  ----------
                                                                            58,905      49,001

Amortization of intangible assets.....................................       1,229       1,233
Interest income, net..................................................      (1,307)     (1,174)
                                                                        ----------  ----------
Income before income taxes............................................  $   58,983  $   48,942
                                                                        ----------  ----------
                                                                        ----------  ----------

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

    RESULTS OF OPERATIONS FOR EACH OF THE THREE MONTHS ENDED MARCH 31, 1999 AND
     1998.

    Temporary services revenues were $449 million and $371 million for the three months ended March 31, 1999 and 1998, respectively, increasing by 21% during the three months ended March 31, 1999 compared to the same period in 1998. The increase in revenues during these periods reflected in part revenues generated from the Company's OFFICETEAM, RHI CONSULTING, and RHI MANAGEMENT RESOURCES divisions, which were started in 1991, 1994 and 1997, respectively. Permanent placement revenues were $36 million and $30 million for the three months ended March 31, 1999 and 1998, respectively, increasing by 20% during the three months ended March 31, 1999 compared to the same period in 1998. Overall revenue increases reflect continued improvement in demand for the Company's services, which the Company believes is a result of increased acceptance in the use of professional staffing services.

    The Company currently has more than 240 offices in 39 states and six foreign countries. Domestic operations represented 88% and 90% of revenues for the three months ended March 31, 1999 and 1998, respectively. Foreign operations represented 12% and 10% of revenues for the three months ended March 31, 1999 and 1998, respectively.

    Gross margin dollars from the Company's temporary services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for the Company's temporary services were $162 million and $131 million for the three months ended March 31, 1999 and 1998, respectively, increasing by 24% in 1999. Gross margin amounts equaled 36% and 35% of revenues for temporary services for the three months ended March 31, 1999 and 1998, respectively, which the Company believes reflects its ability to adjust billing rates and wage rates to underlying market conditions. Gross margin dollars for the Company's permanent placement division were $36 million and $30 million for the three months ended March 31, 1999 and 1998, respectively, increasing by 20% for the three months ended March 31, 1999.

    Selling, general and administrative expenses were $139 million for the three months ended March 31, 1999 compared to $112 million for the three months ended March 31, 1998. Selling, general and administrative expenses as a percentage of revenues were 29% and 28% for the three months ended March 31, 1999 and 1998, respectively. Selling, general and administrative expenses consist primarily of staff compensation, advertising and occupancy costs, most of which generally follow changes in revenues.

    The Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although management believes that goodwill has an unlimited life, the Company amortizes these costs over 40 years. Management believes that its strategy of making acquisitions of established companies in established markets and maintaining its presence in these markets preserves the goodwill for an indeterminate period. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at March 31, 1999. Intangible assets represented 24% of total assets and 32% of total stockholders' equity at March 31, 1999.

    Interest income for the three months ended March 31, 1999 and 1998 was $1,538,000 and $1,450,000, respectively. Interest expense for the three months ended March 31, 1999 and 1998 was $231,000 and $276,000, respectively. The change in interest income reflects an increase in cash and cash equivalents.

    The provision for income taxes was 40% and 41% for the three months ended March 31, 1999 and 1998, respectively.

    LIQUIDITY AND CAPITAL RESOURCES

    The change in the Company's liquidity during the three months ended March 31, 1999 is the net effect of funds generated by operations and the funds used for capital expenditures and principal payments on outstanding notes payable. In October 1997, the Company authorized the repurchase, from time to time, of up to four million shares of the Company's common stock on the open market or in privately negotiated transactions, depending on market conditions. During the three months ended March 31, 1999, the Company repurchased approximately 200,000 shares of common stock on the open market for a total cost of $6.5 million. Since 1997, the Company has repurchased approximately 1,925,000 shares on the open market pursuant to this program. Repurchases of the securities have been funded with cash generated from operations. For the three months ended March 31, 1999, the Company generated $35 million from operations, used $16 million in investing activities and used $9 million in financing activities.

    The Company's working capital at March 31, 1999, included $176 million in cash and cash equivalents. In addition at March 31, 1999, the Company had available $73 million of its $80 million bank revolving line of credit. The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company, the Company's fixed payments, and other obligations on both a short and long-term basis. As of March 31, 1999, the Company had no material capital commitments.

    The Company's primary exposures related to the Year 2000 are in its key internal information systems. The Company is addressing the Year 2000 exposures as part of its strategic plan for upgrading core systems.

    Since 1997, the Company has initiated a number of major system projects to replace core computer hardware, networking, and software systems in the U.S. with new technology. The Company has purchased software from outside vendors and is working with outside consultants to install the software and train employees. The Company's key vendors supplying this technology have asserted that these hardware, networking, and software systems are Year 2000 compliant. The Company does not plan to test these systems for Year 2000 compliance given the contractual representations made by its key vendors.

    The Company is currently rolling out these new systems throughout the organization in phases, by location. The first phase has been completed on schedule and the remaining are scheduled to be complete before the Year 2000. The Company is also in the process of upgrading all desktop computers to a model that is Year 2000 compliant and expects to complete this upgrade in 1999. The Company expects to spend in excess of $44 million on these systems and desktop upgrade projects of which approximately $41 million has been incurred to date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Date: May 11, 1999