Form 10-Q
period 1999-06-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 1999-08-11
CIK 315213

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

          (MARK ONE)
             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1999:

               91,434,166 shares of $.001 par value Common Stock

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                             JUNE 30,    DECEMBER 31,
                                                                                               1999          1998
                                                                                            -----------  ------------
                                                                                            (UNAUDITED)
                                                       ASSETS:

Cash and cash equivalents.................................................................   $ 187,975    $  166,060
Accounts receivable, less allowances of $12,196 and $10,176...............................     267,508       240,690
Other current assets......................................................................      25,835        23,656
                                                                                            -----------  ------------
    Total current assets..................................................................     481,318       430,406
Intangible assets, less accumulated amortization of $57,038 and $53,236...................     174,382       178,363
Property and equipment, less accumulated depreciation of $63,208 and $48,900..............     103,991        94,950
                                                                                            -----------  ------------
    Total assets..........................................................................   $ 759,691    $  703,719
                                                                                            -----------  ------------
                                                                                            -----------  ------------

                                        LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable and accrued expenses.....................................................   $  27,934    $   23,659
Accrued payroll costs.....................................................................     124,504       124,068
Income taxes payable......................................................................       9,987         3,810
Current portion of notes payable and other indebtedness...................................       1,807         1,308
                                                                                            -----------  ------------
    Total current liabilities.............................................................     164,232       152,845
Notes payable and other indebtedness, less current portion................................       2,624         3,404
Deferred income taxes.....................................................................      22,315        25,000
                                                                                            -----------  ------------
    Total liabilities.....................................................................     189,171       181,249

Commitments and Contingencies

                                                STOCKHOLDERS' EQUITY:

Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding
 90,378,250 and 91,225,353 shares.........................................................          90            91
Capital surplus...........................................................................     288,349       270,609
Deferred compensation.....................................................................     (53,248)      (56,790)
Accumulated other comprehensive income....................................................      (2,577)       (1,244)
Retained earnings.........................................................................     337,906       309,804
                                                                                            -----------  ------------
    Total stockholders' equity............................................................     570,520       522,470
                                                                                            -----------  ------------
    Total liabilities and stockholders' equity............................................   $ 759,691    $  703,719
                                                                                            -----------  ------------
                                                                                            -----------  ------------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                          JUNE 30,                JUNE 30,
                                                                   ----------------------  ----------------------
                                                                      1999        1998        1999        1998
                                                                   ----------  ----------  ----------  ----------
                                                                        (UNAUDITED)             (UNAUDITED)

Net service revenues.............................................  $  497,060  $  442,153  $  982,048  $  843,449
Direct costs of services, consisting of payroll, payroll taxes
 and insurance costs for temporary employees.....................     292,670     264,460     579,763     504,785
                                                                   ----------  ----------  ----------  ----------
Gross margin.....................................................     204,390     177,693     402,285     338,664
Selling, general and administrative expenses.....................     148,710     123,555     287,700     235,525
Amortization of intangible assets................................       1,254       1,230       2,483       2,463
Interest income, net.............................................      (1,517)     (1,518)     (2,824)     (2,692)
                                                                   ----------  ----------  ----------  ----------
Income before income taxes.......................................      55,943      54,426     114,926     103,368
Provision for income taxes.......................................      22,004      22,146      45,677      42,038
                                                                   ----------  ----------  ----------  ----------
Net income.......................................................  $   33,939  $   32,280  $   69,249  $   61,330
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

Basic net income per share.......................................  $      .37  $      .35  $      .76  $      .67
Diluted net income per share.....................................  $      .37  $      .34  $      .74  $      .64

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                               1999        1998
                                                                                            ----------  ----------
                                                                                                 (UNAUDITED)
COMMON STOCK--SHARES:
  Balance at beginning of period..........................................................      91,225      91,208
  Issuances of restricted stock...........................................................         349         280
  Repurchases of common stock.............................................................      (1,408)       (354)
  Exercises of stock options..............................................................         212       1,025
                                                                                            ----------  ----------
    Balance at end of period..............................................................      90,378      92,159
                                                                                            ----------  ----------
                                                                                            ----------  ----------
COMMON STOCK--PAR VALUE:
  Balance at beginning of period..........................................................  $       91  $       91
  Repurchases of common stock.............................................................          (1)         --
  Exercises of stock options..............................................................          --           1
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $       90  $       92
                                                                                            ----------  ----------
                                                                                            ----------  ----------
CAPITAL SURPLUS:
  Balance at beginning of period..........................................................  $  270,609  $  196,888
  Issuances of restricted stock--excess over par value....................................       7,866      17,939
  Exercises of stock options--excess over par value.......................................       1,367       5,814
  Capital impact of equity incentive plans................................................       8,507      22,273
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $  288,349  $  242,914
                                                                                            ----------  ----------
                                                                                            ----------  ----------
DEFERRED COMPENSATION:
  Balance at beginning of period..........................................................  $  (56,790) $  (44,276)
  Issuances of restricted stock...........................................................      (7,866)    (17,939)
  Amortization of deferred compensation...................................................      11,408       9,566
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $  (53,248) $  (52,649)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Balance at beginning of period..........................................................  $   (1,244) $   (1,347)
  Translation adjustments.................................................................      (1,333)       (204)
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $   (2,577) $   (1,551)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
RETAINED EARNINGS:
  Balance at beginning of period..........................................................  $  309,804  $  267,444
  Repurchases of common stock--excess over par value......................................     (41,147)    (16,006)
  Net income..............................................................................      69,249      61,330
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $  337,906  $  312,768
                                                                                            ----------  ----------
                                                                                            ----------  ----------

COMPREHENSIVE INCOME:
  Net income..............................................................................  $   69,249  $   61,330
  Translation adjustments.................................................................      (1,333)       (204)
                                                                                            ----------  ----------
    Total comprehensive income............................................................  $   67,916  $   61,126
                                                                                            ----------  ----------
                                                                                            ----------  ----------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                               1999        1998
                                                                                            ----------  ----------
                                                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................................................  $   69,249  $   61,330
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of intangible assets.....................................................       2,483       2,463
    Depreciation expense..................................................................      14,949       8,508
    Provision for deferred income taxes...................................................      (2,633)      1,882
    Changes in assets and liabilities, net of effects of acquisitions:
      Increase in accounts receivable.....................................................     (26,818)    (30,580)
      Increase in accounts payable, accrued expenses and accrued payroll costs............       5,505      28,918
      Increase in income taxes payable....................................................       6,177       4,913
      Change in other assets, net of change in other liabilities..........................       9,713       4,158
                                                                                            ----------  ----------
        Total adjustments.................................................................       9,376      20,262
                                                                                            ----------  ----------
  Net cash and cash equivalents provided by operating activities..........................      78,625      81,592
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................................................................     (25,470)    (31,456)
                                                                                            ----------  ----------
  Net cash and cash equivalents used in investing activities..............................     (25,470)    (31,456)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchases of common stock and common stock equivalents................................     (41,148)    (16,006)
  Principal payments on notes payable and other indebtedness..............................          34      (2,242)
  Proceeds and capital impact of equity incentive plans...................................       9,874      28,088
                                                                                            ----------  ----------
Net cash and cash equivalents (used in) provided by financing activities..................     (31,240)      9,840
                                                                                            ----------  ----------
Net increase in cash and cash equivalents.................................................      21,915      59,976
Cash and cash equivalents at beginning of period..........................................     166,060     131,349
                                                                                            ----------  ----------
Cash and cash equivalents at end of period................................................  $  187,975  $  191,325
                                                                                            ----------  ----------
                                                                                            ----------  ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest................................................................................  $      182  $      171
  Income taxes............................................................................  $   23,210  $   12,483

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1999

                                  (UNAUDITED)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS. Robert Half International Inc. (the "Company") provides specialized staffing services through such divisions as ACCOUNTEMPS-REGISTERED TRADEMARK-, ROBERT HALF-REGISTERED TRADEMARK-, OFFICETEAM-REGISTERED TRADEMARK-, RHI CONSULTING-REGISTERED TRADEMARK-, RHI MANAGEMENT RESOURCES-REGISTERED TRADEMARK-, THE AFFILIATES-REGISTERED TRADEMARK-and THE CREATIVE GROUP(SM). The Company, through its ACCOUNTEMPS, ROBERT HALF and RHI MANAGEMENT RESOURCES divisions, is the world's largest specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OFFICETEAM specializes in highly skilled temporary administrative support personnel. RHI CONSULTING provides contract information technology professionals. THE AFFILIATES provides temporary, project, and full-time staffing of attorneys and specialized support personnel within law firms and corporate legal departments. THE CREATIVE GROUP provides project staffing in the advertising, marketing, and Web design fields. Revenues are predominantly from temporary services. The Company operates in the United States, Canada, Europe, and Australia. The Company is a Delaware corporation.

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

    The interim results for the three and six months ended June 30, 1999, and 1998 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

    INTANGIBLE ASSETS. Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at acquisition date, which are being amortized on a straight-line basis over a period of 40 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at June 30, 1999.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

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

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1999

                                  (UNAUDITED)

NOTE B--BUSINESS SEGMENTS (CONTINUED)

    The following table provides a reconciliation of revenue and operating profit by reportable segment to consolidated results (in thousands):

                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                          JUNE 30,                JUNE 30,
                                                                   ----------------------  ----------------------
                                                                      1999        1998        1999        1998
                                                                   ----------  ----------  ----------  ----------
                                                                        (UNAUDITED)             (UNAUDITED)
Net service revenues
  Temporary and consultant staffing..............................  $  460,505  $  407,137  $  909,628  $  778,304
  Permanent placement staffing...................................      36,555      35,016      72,420      65,145
                                                                   ----------  ----------  ----------  ----------
                                                                   $  497,060  $  442,153  $  982,048  $  843,449
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Operating income
  Temporary and consultant staffing..............................  $   46,992  $   44,875  $   97,283  $   85,914
  Permanent placement staffing...................................       8,688       9,263      17,302      17,225
                                                                   ----------  ----------  ----------  ----------
                                                                       55,680      54,138     114,585     103,139

Amortization of intangible assets................................       1,254       1,230       2,483       2,463
Interest income, net.............................................      (1,517)     (1,518)     (2,824)     (2,692)
                                                                   ----------  ----------  ----------  ----------
Income before income taxes.......................................  $   55,943  $   54,426  $  114,926  $  103,368
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

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

    RESULTS OF OPERATIONS FOR EACH OF THE THREE MONTHS AND SIX MONTHS ENDED JUNE
     30, 1999 AND 1998

    Temporary services revenues were $460 million and $407 million for the three months ended June 30, 1999 and 1998, respectively, increasing by 13% during the three months ended June 30, 1999 compared to the same period in 1998. Temporary services revenues were $910 million and $778 million for the six months ended June 30, 1999 and 1998, respectively, increasing by 17% during the six months ended June 30, 1999 compared to the same period in 1998. Permanent placement revenues were $37 million and $35 million for the three months ended June 30, 1999 and 1998, respectively, increasing by 6% during the three months ended June 30, 1999 compared to the same period in 1998. Permanent placement revenues were $72 million and $65 million for the six months ended June 30, 1999 and 1998, respectively, increasing by 11% during the six months ended June 30, 1999 compared to the same period in 1998. Overall revenue increases reflect continued demand for the Company's services, which the Company believes is a result of increased acceptance in the use of professional staffing services.

    The Company currently has more than 240 offices in 39 states and six foreign countries. Domestic operations represented 88% of revenues for both the three and six months ended June 30, 1999, and 89% and 90% of revenues for the three and six months ended June 30, 1998, respectively. Foreign operations represented 12% of revenues for both the three and six months ended June 30, 1999, and 11% and 10% of revenues for the three and six months ended June 30, 1998, respectively.

    Gross margin dollars from the Company's temporary services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for the Company's temporary services were $167 million and $330 million for the three and six months ended June 30, 1999, respectively, compared to $143 million and $274 million for the comparable periods in 1998, increasing by 17% and 20% for the three and six months ended June 30, 1999, respectively. Gross margin amounts equaled 36% of revenues for temporary services for both the three and six months ended June 30, 1999, compared to 35% of temporary service revenues for both the three and six months ended June 30, 1998, which the Company believes reflects its ability to adjust billing rates and wage rates to underlying market conditions. Gross margin dollars for the Company's permanent placement division were $37 million and $72 million for the three and six months ended June 30, 1999, respectively, compared to $35 million and $65 million for the comparable periods in 1998, increasing by 6% and 11% for the three and six months ended June 30, 1999, respectively.

    Selling, general and administrative expenses were $149 million and $288 million for the three and six months ended June 30, 1999, respectively, compared to $124 million and $236 million during the three and six months ended June 30, 1998, respectively. Selling, general and administrative expenses as a percentage of revenues were 30% and 29% for the three and six months ended June 30, 1999, respectively, compared to 28% for both the three and six months ended June 30, 1998. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs, most of which generally follow changes in revenues.

    The Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although management believes that goodwill has an unlimited life, the Company amortizes these costs over 40 years. Management believes that its strategy of making acquisitions of established companies in established markets and maintaining its presence in these markets preserves the goodwill for an indeterminate period. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at June 30, 1999. Intangible assets represented 23% of total assets and 31% of total stockholders' equity at June 30, 1999.

    Interest income for the three months ended June 30, 1999 and 1998 was $1,604,000 and $1,828,000, respectively, while interest expense for the three months ended June 30, 1999 and 1998 was $87,000 and $310,000, respectively. Interest income for the six months ended June 30, 1999 and 1998 was $3,142,000 and $3,278,000, respectively, while interest expense for the six months ended June 30, 1999 and 1998 was $318,000 and $586,000, respectively.

    The provision for income taxes was 39% and 40% for the three and six months ended June 30, 1999, respectively, compared to 41% for both the three and six months ended June 30, 1998.

    LIQUIDITY AND CAPITAL RESOURCES

    The change in the Company's liquidity during the six months ended June 30, 1999 is the net effect of funds generated by operations and the funds used for capital expenditures and repurchases of common stock. In July 1999, the Company authorized the repurchase, from time to time, of up to an additional five million shares of the Company's common stock on the open market or in privately negotiated transactions, depending on market conditions. This five million share authorization is in addition to the 1,210,000 shares remaining under the existing four million share repurchase program. During the six months ended June 30, 1999, the Company repurchased approximately 1,066,000 shares of common stock on the open market. Repurchases of the securities have been funded with cash generated from operations. For the six months ended June 30, 1999, the Company generated $79 million from operations, used $26 million in investing activities and used $31 million in financing activities.

    The Company's working capital at June 30, 1999, included $188 million in cash and cash equivalents. In addition at June 30, 1999, the Company had available $75 million of its $80 million bank revolving line of credit. The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company, the Company's fixed payments, and other obligations on both a short and long-term basis. As of June 30, 1999, the Company had no material capital commitments.

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

    The Company is currently rolling out these new systems throughout the organization in phases, by location. The first phase has been completed on schedule and the remaining are scheduled to be complete before the Year 2000. The Company is also in the process of upgrading all desktop computers to a model that is Year 2000 compliant and expects to complete this upgrade in 1999. The Company expects to spend in excess of $44 million on these systems and desktop upgrade projects of which approximately $42 million has been incurred to date.

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

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 13, 1999, registrant held its annual meeting of stockholders. The two matters presented to stockholders at the annual meeting were the election of three directors to Class II and the approval of an amendment to the registrant's By-laws that continues for an additional five years the classification of the Board of Directors for purposes of election. The vote for director was as follows:

NOMINEE                                                                     SHARES FOR   SHARES WITHHELD
-------------------------------------------------------------------------  ------------  ---------------
Frederick A. Richman.....................................................    80,134,785        203,024
Thomas J. Ryan...........................................................    80,112,921        224,888
J. Stephen Schaub........................................................    78,979,662      1,358,147

    The continuing directors, whose terms of office did not expire at the meeting, are Andrew S. Berwick, Jr., Frederick P. Furth, Edward W. Gibbons, and Harold M. Messmer, Jr.

    The amendment to the By-laws was approved by the following vote:

For:                             48,262,595
Against:                         27,529,888
Abstain:                           112,994
Broker Non-Vote:                 4,432,332

    No other matters were voted upon at the annual meeting.

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

 EXHIBIT NO.                                        EXHIBIT
-------------  ---------------------------------------------------------------------------------
        3.1    By-laws.
        4.1    Rights Agreement, dated as of July 23, 1990, between the Registrant and The Chase
               Manhattan Bank (formerly Manufacturers Hanover Trust Company of California), as
               amended and restated effective May 17, 1999, incorporated by reference to Exhibit
               1 to the Registrant's Form 8-A/A Amendment No. 5 filed on May 21, 1999.
       10.1    Outside Directors' Option Plan.
       10.2    StockPlus Plan.
         11    Computation of Per Share Earnings.
         27    Financial Data Schedule.

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

Date: August 11, 1999