Form 10-Q
period 1999-09-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 1999-11-10
CIK 315213

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

                    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1999:

               89,706,029 shares of $.001 par value Common Stock

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                     DECEMBER 31,
                                                                                                         1998
                                                                                      SEPTEMBER 30,  ------------
                                                                                          1999
                                                                                      -------------
                                                                                       (UNAUDITED)
                                                     ASSETS:

Cash and cash equivalents...........................................................   $   182,847    $  166,060
Accounts receivable, less allowances of $14,490 and $10,176.........................       291,367       240,690
Other current assets................................................................        28,377        23,656
                                                                                      -------------  ------------
    Total current assets............................................................       502,591       430,406
Intangible assets, less accumulated amortization of $59,004 and $53,236.............       172,527       178,363
Property and equipment, less accumulated depreciation of $72,625 and $48,900........       103,080        94,950
                                                                                      -------------  ------------
    Total assets....................................................................   $   778,198    $  703,719
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable and accrued expenses...............................................   $    42,040    $   23,659
Accrued payroll costs...............................................................       135,276       124,068
Income taxes payable................................................................         3,996         3,810
Current portion of notes payable and other indebtedness.............................         1,198         1,308
                                                                                      -------------  ------------
    Total current liabilities.......................................................       182,510       152,845
Notes payable and other indebtedness, less current portion..........................         2,611         3,404
Deferred income taxes...............................................................        21,882        25,000
                                                                                      -------------  ------------
    Total liabilities...............................................................       207,003       181,249

Commitments and Contingencies

                                              STOCKHOLDERS' EQUITY:

Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding
  88,714,710 and 91,225,353 shares..................................................            89            91
Capital surplus.....................................................................       287,608       270,609
Deferred compensation...............................................................       (46,372)      (56,790)
Accumulated other comprehensive income..............................................        (1,726)       (1,244)
Retained earnings...................................................................       331,596       309,804
                                                                                      -------------  ------------
    Total stockholders' equity......................................................       571,195       522,470
                                                                                      -------------  ------------
    Total liabilities and stockholders' equity......................................   $   778,198    $  703,719
                                                                                      -------------  ------------
                                                                                      -------------  ------------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                                              -----------------------  --------------------------
                                                                 1999         1998         1999          1998
                                                              -----------  ----------  ------------  ------------
                                                                    (UNAUDITED)               (UNAUDITED)

Net service revenues........................................   $ 529,462   $  470,650  $  1,511,510  $  1,314,099
Direct costs of services, consisting of payroll, payroll
  taxes and insurance costs for temporary employees.........     308,058      280,617       887,821       785,402
                                                              -----------  ----------  ------------  ------------
Gross margin................................................     221,404      190,033       623,689       528,697
Selling, general and administrative expenses................     164,668      131,972       452,368       367,497
Amortization of intangible assets...........................       1,254        1,264         3,737         3,727
Interest income, net........................................      (1,761)      (1,733)       (4,585)       (4,425)
                                                              -----------  ----------  ------------  ------------
Income before income taxes..................................      57,243       58,530       172,169       161,898
Provision for income taxes..................................      22,694       23,556        68,371        65,594
                                                              -----------  ----------  ------------  ------------
Net income..................................................   $  34,549   $   34,974  $    103,798  $     96,304
                                                              -----------  ----------  ------------  ------------
                                                              -----------  ----------  ------------  ------------

Basic net income per share..................................   $     .38   $      .38  $       1.14  $       1.05
Diluted net income per share................................   $     .38   $      .37  $       1.12  $       1.01

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                          -----------------------
                                                                                             1999         1998
                                                                                          -----------  ----------
                                                                                                (UNAUDITED)
COMMON STOCK--SHARES:
  Balance at beginning of period........................................................      91,225       91,208
  Issuances of restricted stock.........................................................         337          316
  Repurchases of common stock...........................................................      (3,099)      (1,298)
  Exercises of stock options............................................................         252        1,273
                                                                                          -----------  ----------
    Balance at end of period............................................................      88,715       91,499
                                                                                          -----------  ----------
                                                                                          -----------  ----------
COMMON STOCK--PAR VALUE:
  Balance at beginning of period........................................................   $      91   $       91
  Issuance of restricted stock..........................................................           1           --
  Repurchases of common stock...........................................................          (3)          (1)
  Exercises of stock options............................................................          --            1
                                                                                          -----------  ----------
    Balance at end of period............................................................   $      89   $       91
                                                                                          -----------  ----------
                                                                                          -----------  ----------
CAPITAL SURPLUS:
  Balance at beginning of period........................................................   $ 270,609   $  196,888
  Issuances of restricted stock--excess over par value..................................       6,572       15,250
  Exercises of stock options--excess over par value.....................................       1,642        7,285
  Capital impact of equity incentive plans..............................................       8,785       26,909
                                                                                          -----------  ----------
    Balance at end of period............................................................   $ 287,608   $  246,332
                                                                                          -----------  ----------
                                                                                          -----------  ----------
DEFERRED COMPENSATION:
  Balance at beginning of period........................................................   $ (56,790)  $  (44,276)
  Issuances of restricted stock.........................................................      (6,573)     (15,250)
  Amortization of deferred compensation.................................................      16,991       14,270
                                                                                          -----------  ----------
    Balance at end of period............................................................   $ (46,372)  $  (45,256)
                                                                                          -----------  ----------
                                                                                          -----------  ----------
ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Balance at beginning of period........................................................   $  (1,244)  $   (1,347)
  Translation adjustments...............................................................        (482)         321
                                                                                          -----------  ----------
    Balance at end of period............................................................   $  (1,726)  $   (1,026)
                                                                                          -----------  ----------
                                                                                          -----------  ----------
RETAINED EARNINGS:
  Balance at beginning of period........................................................   $ 309,804   $  267,444
  Repurchases of common stock--excess over par value....................................     (82,006)     (59,509)
  Net income............................................................................     103,798       96,304
                                                                                          -----------  ----------
    Balance at end of period............................................................   $ 331,596   $  304,239
                                                                                          -----------  ----------
                                                                                          -----------  ----------

COMPREHENSIVE INCOME:
  Net income............................................................................   $ 103,798   $   96,304
  Translation adjustments...............................................................        (482)         321
                                                                                          -----------  ----------
    Total comprehensive income..........................................................   $ 103,316   $   96,625
                                                                                          -----------  ----------
                                                                                          -----------  ----------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                               -----------------------
                                                                                                  1999         1998
                                                                                               -----------  ----------
                                                                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...................................................................................   $ 103,798   $   96,304
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of intangible assets..........................................................       3,737        3,727
  Depreciation expense.......................................................................      24,218       13,671
  Provision for deferred income taxes........................................................      (6,260)       2,220
  Changes in assets and liabilities, net of effects of acquisitions:
    Increase in accounts receivable..........................................................     (50,677)     (45,959)
    Increase in accounts payable, accrued expenses and accrued payroll costs.................      30,576       29,951
    Increase in income taxes payable.........................................................         186        6,328
    Change in other assets, net of change in other liabilities...............................      17,495        8,471
                                                                                               -----------  ----------
Total adjustments............................................................................      19,275       18,409
                                                                                               -----------  ----------
Net cash and cash equivalents provided by operating activities...............................     123,073      114,713

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired.........................................................          --       (4,187)
  Capital expenditures.......................................................................     (34,745)     (47,520)
                                                                                               -----------  ----------
Net cash and cash equivalents used in investing activities...................................     (34,745)     (51,707)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchases of common stock and common stock equivalents...................................     (82,009)     (59,510)
  Principal payments on notes payable and other indebtedness.................................          41       (2,221)
  Proceeds and capital impact of equity incentive plans......................................      10,427       34,195
                                                                                               -----------  ----------
Net cash and cash equivalents used in financing activities...................................     (71,541)     (27,536)
                                                                                               -----------  ----------
Net increase in cash and cash equivalents....................................................      16,787       35,470
Cash and cash equivalents at beginning of period.............................................     166,060      131,349
                                                                                               -----------  ----------
Cash and cash equivalents at end of period...................................................   $ 182,847   $  166,819
                                                                                               -----------  ----------
                                                                                               -----------  ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest...................................................................................   $     273   $      262
  Income taxes...............................................................................   $  65,871   $   27,692
Acquisitions:
  Assets acquired--
    Intangible assets........................................................................   $      --   $    3,967
    Other....................................................................................          --          622
  Liabilities incurred--
    Other....................................................................................          --         (402)
                                                                                               -----------  ----------
  Cash paid, net of cash acquired............................................................   $      --   $    4,187
                                                                                               -----------  ----------
                                                                                               -----------  ----------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

                                  (UNAUDITED)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS. Robert Half International Inc. (the "Company") provides specialized staffing services through such divisions as ACCOUNTEMPS-REGISTERED TRADEMARK-, ROBERT HALF -REGISTERED TRADEMARK-, OFFICETEAM-REGISTERED TRADEMARK-, RHI CONSULTING-REGISTERED TRADEMARK-, RHI MANAGEMENT RESOURCES-REGISTERED TRADEMARK-, THE AFFILIATES-REGISTERED TRADEMARK-AND THE CREATIVE GROUP-SM-. The Company, through its ACCOUNTEMPS, ROBERT HALF, and RHI MANAGEMENT RESOURCES divisions, is the world's largest specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OFFICETEAM specializes in highly skilled temporary administrative support personnel. RHI CONSULTING provides contract information technology professionals. THE AFFILIATES provides temporary, project, and full-time staffing of attorneys and specialized support personnel within law firms and corporate legal departments. THE CREATIVE GROUP provides project staffing in the advertising, marketing, and Web design fields. Revenues are predominantly from temporary services. The Company operates in the United States, Canada, Europe, and Australia. The Company is a Delaware corporation.

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

    The interim results for the three and nine months ended September 30, 1999, and 1998 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

    INTANGIBLE ASSETS. Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at acquisition date, which are being amortized on a straight-line basis over a period of 40 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at September 30, 1999.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

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

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                                  (UNAUDITED)

NOTE B--BUSINESS SEGMENTS (CONTINUED)
    The following table provides a reconciliation of revenue and operating profit by reportable segment to consolidated results (in thousands):

                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                           --------------------------  --------------------------
                                                               1999          1998          1999          1998
                                                           ------------  ------------  ------------  ------------
                                                                  (UNAUDITED)                 (UNAUDITED)
Net service revenues
  Temporary and consultant staffing......................  $    485,873  $    434,084  $  1,395,501  $  1,212,388
  Permanent placement staffing...........................        43,589        36,566       116,009       101,711
                                                           ------------  ------------  ------------  ------------
                                                           $    529,462  $    470,650  $  1,511,510  $  1,314,099
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Operating income
  Temporary and consultant staffing......................  $     44,118  $     48,588  $    141,400  $    134,501
  Permanent placement staffing...........................        12,618         9,473        29,921        26,699
                                                           ------------  ------------  ------------  ------------
                                                                 56,736        58,061       171,321       161,200

Amortization of intangible assets........................         1,254         1,264         3,737         3,727
Interest income, net.....................................        (1,761)       (1,733)       (4,585)       (4,425)
                                                           ------------  ------------  ------------  ------------
Income before income taxes...............................  $     57,243  $     58,530  $    172,169  $    161,898
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

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

    RESULTS OF OPERATIONS FOR EACH OF THE THREE MONTHS AND NINE MONTHS ENDED
     SEPTEMBER 30, 1999 AND 1998

    Temporary services revenues were $486 million and $434 million for the three months ended September 30, 1999 and 1998, respectively, increasing by 12% during the three months ended September 30, 1999 compared to the same period in 1998. Temporary services revenues were $1.4 billion and $1.2 billion for the nine months ended September 30, 1999 and 1998, respectively, increasing by 15% during the nine months ended September 30, 1999 compared to the same period in 1998. Permanent placement revenues were $43 million and $37 million for the three months ended September 30, 1999 and 1998, respectively, increasing by 16% during the three months ended September 30, 1999 compared to the same period in 1998. Permanent placement revenues were $116 million and $102 million for the nine months ended September 30, 1999 and 1998, respectively, increasing by 14% during the nine months ended September 30, 1999 compared to the same period in 1998. Overall revenue increases reflect continued demand for the Company's services, which the Company believes is a result of increased acceptance in the use of professional staffing services.

    The Company currently has more than 250 offices in 39 states and seven foreign countries. Domestic operations represented 88% of revenues for both the three and nine months ended September 30, 1999 and 89% of revenues for both the three and nine months ended September 30, 1998. Foreign operations represented 12% of revenues for both the three and nine months ended September 30, 1999 and 11% of revenues for both the three and nine months ended September 30, 1998.

    Gross margin dollars from the Company's temporary services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for the Company's temporary services were $178 million and $508 million for the three and nine months ended September 30, 1999, respectively, compared to $153 million and $427 million for the comparable periods in 1998, increasing by 16% and 19% for the three and nine months ended September 30, 1999, respectively. Gross margin amounts equaled 37% and 36% of revenues for temporary services for the three and nine months ended September 30, 1999, respectively, compared to 35% of temporary service revenues for both the three and nine months ended September 30, 1998, which the Company believes reflects its ability to adjust billing rates and wage rates to underlying market conditions. Gross margin dollars for the Company's permanent placement division were $43 million and $116 million for the three and nine months ended September 30, 1999, respectively, compared to $37 million and $102 million for the comparable periods in 1998, increasing by 16% and 14% for the three and nine months ended September 30, 1999, respectively.

    Selling, general and administrative expenses were $165 million and $452 million for the three and nine months ended September 30, 1999, respectively, compared to $132 million and $367 million during the three and nine months ended September 30, 1998, respectively. Selling, general and administrative expenses as a percentage of revenues were 31% and 30% for the three and nine months ended September 30, 1999, respectively, compared to 28% for both the three and nine months ended September 30, 1998. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs.

    The Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although management believes that goodwill has an unlimited life, the Company amortizes these costs over 40 years. Management believes that its strategy of making acquisitions of established companies in established markets and maintaining its presence in these markets preserves the goodwill for an indeterminate period. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at September 30, 1999. Intangible assets represented 22% of total assets and 30% of total stockholders' equity at September 30, 1999.

    Interest income for the three months ended September 30, 1999 and 1998 was $1,961,000 and $2,062,000, respectively, while interest expense for the three months ended September 30, 1999 and 1998 was $200,000 and $329,000, respectively. Interest income for the nine months ended September 30, 1999 and 1998 was $5,104,000 and $5,340,000, respectively, while interest expense for the nine months ended September 30, 1999 and 1998 was $519,000 and $915,000, respectively.

    The provision for income taxes was 40% for both the three and nine months ended September 30, 1999, compared to 40% and 41% for the three and nine months ended September 30, 1998, respectively.

    LIQUIDITY AND CAPITAL RESOURCES

    The change in the Company's liquidity during the nine months ended September 30, 1999 is the net effect of funds generated by operations and the funds used for capital expenditures and repurchases of common stock. As of September 30, 1999 the company has authorized the repurchase, from time to time, of up to nine million shares of the company's common stock on the open market or in privately negotiated transactions, depending on market conditions. During the nine months ended September 30, 1999, the Company repurchased approximately 2,756,000 shares of common stock on the open market, bringing the total repurchased under the authorization to 4,480,000 shares. Repurchases of the securities have been funded with cash generated from operations. For the nine months ended September 30, 1999, the Company generated $123 million from operations, used $35 million in investing activities and used $71 million in financing activities.

    The Company's working capital at September 30, 1999, included $183 million in cash and cash equivalents. In addition, at September 30, 1999, the Company had available $75 million of its $80 million bank revolving line of credit. The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company, the Company's fixed payments, and other obligations on both a short and long-term basis. As of September 30, 1999, the Company had no material capital commitments.

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

    The Company is currently rolling out these new systems throughout the organization in phases, by location, and is currently on schedule to be completed before the Year 2000. The Company has completed the update of substantially all desktop computers to a model that is Year 2000 compliant. The Company expects to spend in excess of $44 million on these systems and desktop upgrade projects of which approximately $43 million has been incurred to date.

    Contingency plans are being developed in certain key areas to ensure that any potential business interruptions caused by the Year 2000 issue are mitigated. The Company believes it is taking the necessary steps to resolve Year 2000 issues, however, given the possible consequences of failure to resolve significant Year 2000 issues, there can be no assurance that any one or more of such failures would not have a material adverse effect on the Company.

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

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits.

 EXHIBIT NO.                                             EXHIBIT
-------------  -------------------------------------------------------------------------------------------
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

                                          ROBERT HALF INTERNATIONAL INC.
                                                    (Registrant)

                                          By         /s/ M. KEITH WADDELL

                                            ------------------------------------

                                                     M. Keith Waddell,
                                                SENIOR VICE PRESIDENT, CHIEF
                                                        FINANCIAL
                                                   OFFICER AND TREASURER
                                                (PRINCIPAL FINANCIAL OFFICER
                                               AND DULY AUTHORIZED SIGNATORY)

Date: November 10, 1999

                               INDEX TO EXHIBITS

 EXHIBIT NO.                                                                                                     PAGE
-------------                                                                                                  ---------
       11      Computation of Per Share Earnings.............................................................
       27      Financial Data Schedule.......................................................................