Form 10-K405
period 1999-12-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2000-03-08
CIK 315213

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                      None
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of February 29, 2000, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $3,431,682,000 based on the closing sale price on that date. This amount excludes the market value of 7,339,279 shares of Common Stock directly or indirectly held by registrant's directors and officers and their affiliates.

    As of February 29, 2000, there were outstanding 88,562,533 shares of the registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement to be mailed to stockholders in connection with the registrant's annual meeting of stockholders, scheduled to be held in May 2000, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be part of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    Robert Half International Inc. is the world's largest specialized provider of temporary and permanent personnel in the fields of accounting and finance. Its divisions include ACCOUNTEMPS-Registered Trademark- and ROBERT HALF-Registered Trademark-, providers of temporary and permanent personnel, respectively, in the fields of accounting and finance. The Company, utilizing its experience as a specialized provider of temporary and permanent personnel, has expanded into additional specialty fields. In 1991, the Company formed OFFICETEAM-Registered Trademark- to provide skilled temporary administrative and office personnel. In 1994, the Company established RHI
CONSULTING-Registered Trademark- to concentrate on providing temporary and contract information technology professionals in positions ranging from PC support technician to chief information officer. In 1992, the Company acquired THE AFFILIATES-Registered Trademark-, which focuses on placing temporary and regular employees in paralegal, legal administrative and other legal support positions. In 1997, the Company established RHI MANAGEMENT
RESOURCES-REGISTERED TRADEMARK- to provide senior level project professionals specializing in the accounting and finance fields. THE CREATIVE GROUP(SM) provides project staffing in the advertising, marketing and web design fields.

    The Company's business was originally founded in 1948. Prior to 1986, the Company was primarily a franchisor of ACCOUNTEMPS and ROBERT HALF offices. Beginning in 1986, the Company and its current management embarked on a strategy of acquiring franchised locations and other local or regional independent providers of specialized temporary service personnel. The Company has acquired all but three of the ACCOUNTEMPS and ROBERT HALF franchises and has also acquired other local or regional providers of specialized temporary service personnel. Since 1986, the Company has significantly expanded operations at many of the acquired locations and has opened many new locations. The Company believes that direct ownership of offices allows it to better monitor and protect the image of its tradenames, promotes a more consistent and higher level of quality and service throughout its network of offices and improves profitability by centralizing many of its administrative functions. The Company currently has more than 270 offices in 40 states and seven foreign countries and placed approximately 200,000 employees on temporary assignment with clients in 1999.

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

THE AFFILIATES

    Since 1992, the Company has been placing temporary and permanent employees in attorney, paralegal, legal administrative and legal secretarial positions through its THE AFFILIATES division. The legal profession's requirements (the need for confidentiality, accuracy and reliability, a strong drive toward cost-effectiveness, and frequent peak workload periods) are similar to the demands of the clients of the ACCOUNTEMPS division.

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

THE CREATIVE GROUP

    THE CREATIVE GROUP division, the Company's newest division, commenced operations in 1999 and serves clients in the areas of advertising, marketing and web design and places project consultants in a variety of positions such as creative directors, graphics designers, web content developers, web designers, media buyers, and public relations specialists.

MARKETING AND RECRUITING

    The Company markets its services to clients as well as employment candidates. Local marketing and recruiting are generally conducted by each office or related group of offices. Local advertising directed to clients and employment candidates consists primarily of yellow pages advertisements, classified advertisements, websites and advertising on the internet. Direct marketing through mail and telephone solicitation also constitutes a significant portion of the Company's total advertising. National advertising conducted by the Company consists primarily of radio, print advertisements in national newspapers, magazines and certain trade journals. The Company has initiated programs to take advantage of the Internet as a resource for recruiting candidates and filling client orders. Recent Internet initiatives include forging traffic building alliances with leading Internet career search sites. The Company plans to expand its use of the Internet in all aspects of sales and recruitment. Joint marketing arrangements have been entered into with Microsoft, Lotus Development Corporation, Corel Corporation (publisher of WordPerfect), Peachtree Software, Inc., Intuit and Computer Associates International, Inc. and typically provide for cooperative advertising, joint mailings and similar promotional activities. The Company also actively seeks endorsements and affiliations with professional organizations in the business management, office administration and professional secretarial fields. The Company also conducts public relations activities designed to enhance public recognition of the Company and its services. Local employees are encouraged to be active in civic organizations and industry trade groups.

    The Company owns many trademarks, service marks and tradenames, including the ROBERT HALF-Registered Trademark-, ACCOUNTEMPS-Registered Trademark-, OFFICETEAM-Registered Trademark-, THE AFFILIATES-Registered Trademark-, RHI CONSULTING-Registered Trademark-, RHI MANAGEMENT RESOURCES-REGISTERED TRADEMARK-and THE CREATIVE GROUP-SM- marks, which are registered in the United States and in a number of foreign countries.

ORGANIZATION

    Management of the Company's operations is coordinated from its headquarters in Menlo Park, California. The Company's headquarters provides support and centralized services to its offices in the administrative, marketing, accounting, training and legal areas, particularly as it relates to the standardization of the operating procedures of its offices. The Company has more than 270 offices in 40 states and seven foreign countries. Office managers are responsible for most activities of their offices, including sales, local advertising and marketing and recruitment.

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

EMPLOYEES

    The Company has approximately 6,300 full-time staff employees. The Company's offices placed approximately 200,000 employees on temporary assignments with clients during 1999. Temporary employees placed by the Company are the Company's employees for all purposes while they are working on assignments. The Company pays the related costs of employment, such as workers' compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company provides voluntary health insurance coverage to interested temporary employees.

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

ITEM 2.  PROPERTIES

    The Company's headquarters is located in Menlo Park, California. Placement activities are conducted through more than 270 offices located in the United States, Canada, the United Kingdom, Belgium, France, the Netherlands, Germany and Australia. All of the offices are leased.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is listed for trading on the New York Stock Exchange under the symbol "RHI". On December 31, 1999, there were approximately 2,400 holders of record of the Common Stock.

    Following is a list by fiscal quarters of the sales prices of the stock:

                                                         SALES PRICES
                                                      -------------------
1999                                                    HIGH       LOW
----                                                  --------   --------
4th Quarter.........................................   $30.00     $20.44
3rd Quarter.........................................   $27.18     $21.63
2nd Quarter.........................................   $37.50     $21.88
1st Quarter.........................................   $48.38     $30.00

                                                         SALES PRICES
                                                      -------------------
1998                                                    HIGH       LOW
----                                                  --------   --------
4th Quarter.........................................   $49.19     $29.00
3rd Quarter.........................................   $58.69     $41.00
2nd Quarter.........................................   $60.25     $47.13
1st Quarter.........................................   $49.25     $32.25

    No cash dividends were paid in 1999 or 1998. The Company, as it deems appropriate, may continue to retain all earnings for use in its business or may consider paying a dividend in the future.

ITEM 6. SELECTED FINANCIAL DATA

    Following is a table of selected financial data of the Company for the last five years:

                                                         YEARS ENDED DECEMBER 31,
                                        ----------------------------------------------------------
                                           1999         1998         1997        1996       1995
                                        ----------   ----------   ----------   --------   --------
                                                              (IN THOUSANDS)
INCOME STATEMENT DATA:
Net service revenues..................  $2,081,321   $1,793,041   $1,302,876   $898,635   $628,526
Direct costs of services, consisting
 of payroll, payroll taxes and
 insurance costs for temporary
 employees............................   1,219,270    1,070,834      785,546    545,343    384,449
                                        ----------   ----------   ----------   --------   --------
Gross margin..........................     862,051      722,207      517,330    353,292    244,077
Selling, general and administrative
 expenses.............................     628,405      501,626      357,766    246,485    170,684
Amortization of intangible assets.....       4,990        4,993        4,926      5,405      4,767
Interest income, net..................      (6,041)      (5,588)      (4,190)    (2,243)      (463)
                                        ----------   ----------   ----------   --------   --------
Income before income taxes............     234,697      221,176      158,828    103,645     69,089
Provision for income taxes............      93,256       89,596       65,131     42,543     28,791
                                        ----------   ----------   ----------   --------   --------
Net income............................  $  141,441   $  131,580   $   93,697   $ 61,102   $ 40,298
                                        ==========   ==========   ==========   ========   ========

                                                          YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              1999       1998       1997       1996       1995
                                            --------   --------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NET INCOME PER SHARE:
  BASIC...................................  $   1.57   $   1.44   $   1.03   $    .69   $    .47
  DILUTED.................................  $   1.53   $   1.39   $   1.00   $    .67   $    .46
SHARES:
  BASIC...................................    90,223     91,650     90,668     88,267     85,479
  DILUTED.................................    92,294     94,822     93,999     91,522     88,488

                                                                DECEMBER 31,
                                            ----------------------------------------------------
                                              1999       1998       1997       1996       1995
                                            --------   --------   --------   --------   --------
                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Intangible assets, net....................  $175,747   $178,363   $177,425   $174,663   $155,441
Total assets..............................  $777,188   $703,719   $561,367   $416,012   $301,140
Debt financing............................  $  3,495   $  4,712   $  8,157   $  6,611   $  5,725
Stockholders' equity......................  $576,103   $522,470   $418,800   $308,445   $227,930

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

    RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1999

    Temporary services revenues were $1.92 billion, $1.66 billion and $1.20 billion for the years ended December 31, 1999, 1998 and 1997, respectively, increasing by 16% during 1999 and 38% during 1998. The increase in revenues during these periods reflected in part revenues generated from the Company's OFFICETEAM, RHI CONSULTING, and RHI MANAGEMENT RESOURCES divisions, which were started in 1991, 1994 and 1997, respectively. Permanent placement revenues were $159 million, $136 million and $101 million for the years ended December 31, 1999, 1998 and 1997, respectively, increasing by 17% during 1999 and 35% during 1998. Overall revenue increases reflect continued demand for the Company's services, which the Company believes is a result of increased acceptance in the use of professional staffing services. Revenue growth rates in 1999 were impacted by tight labor supply conditions resulting from record low unemployment levels.

    The Company currently has more than 270 offices in 40 states and seven foreign countries. Domestic operations represented 88% of revenues for the year ended December 31, 1999, 89% of revenues for the year ended December 31, 1998, and 90% of the revenues for the year ended December 31, 1997. Foreign operations represented 12% of revenues for the year ended December 31, 1999, 11% of revenues for the year ended December 31, 1998 and 10% of revenues for the year ended December 31, 1997.

    Gross margin dollars from the Company's temporary services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for the Company's temporary services were $703 million, $586 million and $417 million for the years ended December 31, 1999, 1998 and 1997, respectively, increasing by 20% in 1999 and 41% in 1998. Gross margin amounts equaled 37% of revenues for temporary services for the year ended December 31, 1999 and 35% of revenues for temporary services for both the years ended December 31, 1998 and 1997, which the Company believes reflects its ability to adjust billing rates and wage rates to underlying market conditions. Gross margin dollars for the Company's permanent placement division were $159 million, $136 million and $101 million for each of the years ended December 31, 1999, 1998 and 1997, respectively, increasing by 17% and 35% in 1999 and 1998, respectively.

    Selling, general and administrative expenses were $628 million during 1999, compared to $502 million in 1998 and $358 million in 1997. Selling, general and administrative expenses as a percentage of revenues were 30% for the year ended December 31, 1999, and 28% for both the years ended December 31, 1998 and 1997. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The increase in 1999 relates primarily to various candidate recruitment initiatives, including those related to the internet.

    The Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although management believes that goodwill has an unlimited life, the Company amortizes these costs over 40 years. Management believes that its strategy of making acquisitions of established companies in established markets and maintaining its presence in these markets preserves the goodwill for an indeterminate period. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at December 31, 1999. Intangible assets represented 23% of total assets and 31% of total stockholders' equity at December 31, 1999.

    Interest income for the years ended December 31, 1999, 1998 and 1997 was $6,782,000, $6,947,000 and $5,139,000, respectively. Interest expense for the years ended December 31, 1999, 1998 and 1997 was $741,000, $1,359,000 and
$949,000, respectively.

    The provision for income taxes was 40% for the year ended December 31, 1999, and 41% for the years ended December 31, 1998 and 1997.

    LIQUIDITY AND CAPITAL RESOURCES

    The change in the Company's liquidity during the past three years is the net effect of funds generated by operations and the funds used for the staffing services acquisitions, capital expenditures, repurchases of common stock, and principal payments on outstanding notes payable. As of December 31, 1999, the Company has authorized the repurchase, from time to time, of up to nine million shares of the Company's common stock on the open market or in privately negotiated transactions, depending on market conditions. During the year ended December 31, 1999, the Company repurchased approximately 4,183,000 shares of common stock on the open market for a total cost of $108.5 million. Since 1997, the Company has repurchased approximately 5,907,000 shares on the open market pursuant this program. Repurchases of the securities have been funded with cash generated from operations. For the year ended December 31, 1999, the Company generated $147 million from operations, used $53 million in investing activities and used $110 million in financing activities.

    The Company's working capital at December 31, 1999, included $151 million in cash and cash equivalents. In addition, at December 31, 1999, the Company had available $75 million of its $80 million bank revolving line of credit. The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company, the Company's fixed payments, and other obligations on both a short and long-term basis. As of December 31, 1999, the Company had no material capital commitments.

    The Company's primary exposures related to the Year 2000 were in its key internal information systems. The Company addressed the Year 2000 exposures as part of its strategic plan for upgrading core systems. The Company was successful in upgrading its core systems on a timely basis. The Company encountered no material issues related to the Year 2000. The Company spent $44 million on these systems, which was in line with its estimate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's market risk sensitive instruments do not subject the Company to material market risk exposures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------

                                     ASSETS:

Cash and cash equivalents...................................  $151,074   $166,060
Accounts receivable, less allowances of $13,424 and
  $10,176...................................................   309,278    240,690
Other current assets........................................    30,187     23,656
                                                              --------   --------
  Total current assets......................................   490,539    430,406
Intangible assets, less accumulated amortization of $60,889
  and $53,236...............................................   175,747    178,363
Property and equipment, less accumulated depreciation of
  $82,413 and $48,900.......................................   110,902     94,950
                                                              --------   --------
  Total assets..............................................  $777,188   $703,719
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable and accrued expenses.......................  $ 29,835   $ 29,438
Accrued payroll costs.......................................   145,410    118,289
Income taxes payable........................................        64      3,810
Current portion of notes payable and other indebtedness.....       898      1,308
                                                              --------   --------
  Total current liabilities.................................   176,207    152,845
Notes payable and other indebtedness, less current
  portion...................................................     2,597      3,404
Deferred income taxes.......................................    22,281     25,000
                                                              --------   --------
  Total liabilities.........................................   201,085    181,249
                                                              --------   --------
Commitments and Contingencies

                              STOCKHOLDERS' EQUITY:

Common stock, $.001 par value authorized 260,000,000 shares;
  issued and outstanding 88,073,937 and 91,225,353 shares...        88         91
Capital surplus.............................................   303,093    270,609
Deferred compensation.......................................   (54,127)   (56,790)
Accumulated other comprehensive income......................    (2,420)    (1,244)
Retained earnings...........................................   329,469    309,804
                                                              --------   --------
  Total stockholders' equity................................   576,103    522,470
                                                              --------   --------
  Total liabilities and stockholders' equity................  $777,188   $703,719
                                                              ========   ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------

Net service revenues.....................................  $2,081,321   $1,793,041   $1,302,876
Direct costs of services, consisting of payroll, payroll
  taxes and insurance costs for temporary employees......   1,219,270    1,070,834      785,546
                                                           ----------   ----------   ----------
Gross margin.............................................     862,051      722,207      517,330
Selling, general and administrative expenses.............     628,405      501,626      357,766
Amortization of intangible assets........................       4,990        4,993        4,926
Interest income, net.....................................      (6,041)      (5,588)      (4,190)
                                                           ----------   ----------   ----------
Income before income taxes...............................     234,697      221,176      158,828
Provision for income taxes...............................      93,256       89,596       65,131
                                                           ----------   ----------   ----------
Net income...............................................  $  141,441   $  131,580   $   93,697
                                                           ==========   ==========   ==========

Basic net income per share...............................  $     1.57   $     1.44   $     1.03
Diluted net income per share.............................  $     1.53   $     1.39   $     1.00

          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
COMMON STOCK--SHARES:
  Balance at beginning of period............................    91,225     91,208     89,622
  Issuances of restricted stock.............................     1,018        735        802
  Repurchases of common stock...............................    (4,530)    (2,118)      (676)
  Exercises of stock options................................       361      1,400      1,446
  Issuance of common stock for acquisitions.................     --         --            14
                                                              --------   --------   --------
    Balance at end of period................................    88,074     91,225     91,208
                                                              ========   ========   ========
COMMON STOCK--PAR VALUE:
  Balance at beginning of period............................  $     91   $     91   $     90
  Issuances of restricted stock.............................         1          1          1
  Repurchases of common stock...............................        (4)        (2)        (1)
  Exercises of stock options................................     --             1          1
                                                              --------   --------   --------
    Balance at end of period................................  $     88   $     91   $     91
                                                              ========   ========   ========
CAPITAL SURPLUS:
  Balance at beginning of period............................  $270,609   $196,888   $140,443
  Issuances of restricted stock--excess over par value......    20,663     31,514     29,189
  Exercises of stock options--excess over par value.........     1,968      8,452      5,755
  Issuance of common stock for acquisition..................     --         --           400
  Capital impact of equity incentive plans..................     9,853     33,755     21,101
                                                              --------   --------   --------
    Balance at end of period................................  $303,093   $270,609   $196,888
                                                              ========   ========   ========
DEFERRED COMPENSATION:
  Balance at beginning of period............................  $(56,790)  $(44,276)  $(26,802)
  Issuances of restricted stock.............................   (20,664)   (31,515)   (29,190)
  Amortization of deferred compensation.....................    23,327     19,001     11,716
                                                              --------   --------   --------
    Balance at end of period................................  $(54,127)  $(56,790)  $(44,276)
                                                              ========   ========   ========
ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Balance at beginning of period............................  $ (1,244)  $ (1,347)  $     23
  Translation adjustments...................................    (1,176)       103     (1,370)
                                                              --------   --------   --------
    Balance at end of period................................  $ (2,420)  $ (1,244)  $ (1,347)
                                                              ========   ========   ========
RETAINED EARNINGS:
  Balance at beginning of period............................  $309,804   $267,444   $194,691
  Repurchases of common stock--excess over par value........  (121,776)   (89,220)   (20,944)
  Net income................................................   141,441    131,580     93,697
                                                              --------   --------   --------
    Balance at end of period................................  $329,469   $309,804   $267,444
                                                              ========   ========   ========
COMPREHENSIVE INCOME:
  Net income................................................  $141,441   $131,580   $ 93,697
  Translation adjustments...................................    (1,176)       103     (1,370)
                                                              --------   --------   --------
    Total comprehensive income..............................  $140,265   $131,683   $ 92,327
                                                              ========   ========   ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $141,441   $131,580   $ 93,697
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Amortization of intangible assets.....................     4,990      4,993      4,926
      Depreciation expense..................................    34,124     19,643     12,726
      Provision for deferred income taxes...................    (6,894)     1,902     (5,135)
    Changes in assets and liabilities, net of effects of
      acquisitions:
      Increase in accounts receivable.......................   (68,588)   (53,205)   (61,027)
      Increase in accounts payable, accrued expenses and
        accrued payroll costs...............................    23,297     27,761     27,878
      Increase (decrease) in income taxes payable...........    (3,746)     1,552     (1,625)
      Change in other assets, net of change in other
        liabilities.........................................    22,866     21,101     10,517
                                                              --------   --------   --------
    Total adjustments.......................................     6,049     23,747    (11,740)
                                                              --------   --------   --------
  Net cash and cash equivalents provided by operating
    activities..............................................   147,490    155,327     81,957
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired........................     --        (4,187)    (3,338)
  Capital expenditures......................................   (52,558)   (67,229)   (31,958)
                                                              --------   --------   --------
  Net cash and cash equivalents used in investing
    activities..............................................   (52,558)   (71,416)   (35,296)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchases of common stock and common stock
    equivalents.............................................  (121,780)   (89,222)   (20,945)
  Principal payments on notes payable and other
    indebtedness............................................        41     (2,186)    (1,405)
  Proceeds and capital impact of equity incentive plans.....    11,821     42,208     26,857
                                                              --------   --------   --------
  Net cash and cash equivalents (used in) provided by
    financing activities....................................  (109,918)   (49,200)     4,507
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........   (14,986)    34,711     51,168
Cash and cash equivalents at beginning of period............   166,060    131,349     80,181
                                                              --------   --------   --------
Cash and cash equivalents at end of period..................  $151,074   $166,060   $131,349
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest................................................  $    387   $    379   $    476
    Income taxes............................................  $ 95,002   $ 54,538   $ 50,340
  Acquisitions:
    Assets acquired--
      Intangible assets.....................................     --      $  3,967   $  4,079
      Other.................................................     --           622        499
    Liabilities incurred--
      Notes payable and contracts...........................     --         --          (536)
      Other.................................................     --          (402)      (304)
    Common stock issued.....................................     --         --          (400)
                                                              --------   --------   --------
    Cash paid, net of cash acquired.........................     --      $  4,187   $  3,338
                                                              ========   ========   ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS. Robert Half International Inc. (the "Company") provides specialized staffing services through such divisions as ACCOUNTEMPS, ROBERT HALF, OFFICETEAM, RHI CONSULTING, RHI MANAGEMENT RESOURCES, THE AFFILIATES and THE CREATIVE GROUP. The Company, through its ACCOUNTEMPS, ROBERT HALF, and RHI MANAGEMENT RESOURCES divisions, is the world's largest specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OFFICETEAM specializes in highly skilled temporary administrative support personnel. RHI CONSULTING provides contract information technology professionals. THE AFFILIATES provides temporary, project, and full-time staffing of attorneys and specialized support personnel within law firms and corporate legal departments. THE CREATIVE GROUP provides project staffing in the advertising, marketing, and Web design fields. Revenues are predominantly from temporary services. The Company operates in the United States, Canada, Europe, and Australia. The Company is a Delaware corporation.

    PRINCIPLES OF CONSOLIDATION. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances have been eliminated. Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation.

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

    INTANGIBLE ASSETS. Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at acquisition date, which are being amortized on a straight-line basis over a period of 40 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at December 31, 1999.

    INCOME TAXES. Deferred taxes are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rates.

    FOREIGN CURRENCY TRANSLATION. The results of operations of the Company's foreign subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company's foreign subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of comprehensive income within Stockholders' Equity. Gains and losses resulting from foreign currency transactions are included in the Consolidated Statements of Income.

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

    These acquisitions were primarily accounted for as purchases, and the excess of cost of the acquired companies in excess of the fair market value of the net tangible assets acquired is being amortized over 40 years using the straight-line method. Results of operations of the acquired companies are included in the Consolidated Statements of Income from the dates of acquisition. There were no acquisitions made in 1999. The acquisitions made during 1998 and 1997 had no material pro forma impact on the results of operations.

NOTE C--NOTES PAYABLE AND OTHER INDEBTEDNESS

    The Company issued promissory notes as well as other forms of indebtedness in connection with certain acquisitions and other payment obligations. These are due in varying installments, carry varying interest rates and, in aggregate, amounted to $3,495,000 at December 31, 1999 and $4,712,000 at December 31, 1998.
At December 31, 1999, $2,408,000 of the notes were secured by a standby letter of credit (see Note D). The following table shows the schedule of maturities for notes payable and other indebtedness at December 31, 1999 (in thousands):

2000........................................................  $  898
2001........................................................      56
2002........................................................      61
2003........................................................      66
2004........................................................      71
Thereafter..................................................   2,343
                                                              ------
                                                              $3,495
                                                              ======

    At December 31, 1999, the notes carried fixed rates and the weighted average interest rate for the above was approximately 8.1%, 8.2% and 7.0% for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE D--BANK LOAN (REVOLVING CREDIT)

    The Company has an unsecured credit facility which provides a line of credit of up to $80,000,000, which is available to fund the Company's general business and working capital needs, including acquisitions and the purchase of the Company's common stock, and to cover the issuance of debt support standby letters of credit up to $15,000,000.

    As of December 31, 1999 and 1998, the Company had no borrowings on the line of credit outstanding and had used $5,208,000 and $6,799,000 in debt support standby letters of credit, respectively. There is a commitment fee on the unused portion of the entire credit facility of .09%. The loan is subject to certain financial covenants which also affect the interest rates charged. The final maturity date for the credit facility is August 31, 2002.

NOTE E--ACCRUED PAYROLL COSTS

    Accrued payroll costs consisted of the following (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Payroll and bonuses.....................................  $ 76,026   $ 56,943
Employee benefits and workers' compensation.............    60,359     49,926
Payroll taxes...........................................     9,025     11,420
                                                          --------   --------
                                                          $145,410   $118,289
                                                          ========   ========

NOTE F--STOCKHOLDERS' EQUITY

    STOCK REPURCHASE PROGRAM--As of December 31, 1999, the Company's Board of Directors has authorized the repurchase, from time to time, of up to nine million shares of the Company's common stock on the open market or in privately negotiated transactions, depending on market conditions. During the year ended December 31, 1999, the Company repurchased approximately 4,183,000 shares on the open market for a total cost of $108.5 million. Since 1997, the Company repurchased approximately 5,907,000 shares of common stock on the open market pursuant to this program.

NOTE G--INCOME TAXES

    The provision for income taxes for the years ended December 31, 1999, 1998 and 1997 consisted of the following (in thousands):

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1999       1998       1997
                                                   --------   --------   --------
Current:
  Federal........................................  $79,061    $66,127    $53,973
  State..........................................   13,292     15,243     12,261
  Foreign........................................    7,797      6,324      4,032
Deferred--principally domestic...................   (6,894)     1,902     (5,135)
                                                   -------    -------    -------
                                                   $93,256    $89,596    $65,131
                                                   =======    =======    =======

    The income taxes shown above varied from the statutory federal income tax rates for these periods as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                       --------------------------------------
                                                         1999           1998           1997
                                                       --------       --------       --------
Federal U.S. income tax rate.........................    35.0%          35.0%          35.0%
State income taxes, net of federal tax benefit.......     4.3            4.6            4.6
Amortization of intangible assets....................      .5             .6             .8
Tax-free interest income.............................     (.4)           (.4)          --
Other, net...........................................      .3             .7             .6
                                                         ----           ----           ----
Effective tax rate...................................    39.7%          40.5%          41.0%
                                                         ====           ====           ====

    The deferred portion of the tax provisions consisted of the following (in thousands):

                                                    YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1999       1998       1997
                                                 --------   --------   --------
Amortization of franchise rights...............  $    (74)  $    (74)  $     66
Accrued expenses, deducted for tax when paid...    (7,515)    (7,317)    (7,612)
Capitalized costs for books, deducted for
  tax..........................................       212      9,660      2,101
Other, net.....................................       483       (367)       310
                                                 --------   --------   --------
                                                 $ (6,894)  $  1,902   $ (5,135)
                                                 ========   ========   ========

    The deferred income tax amounts included on the balance sheet are comprised of the following (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Current deferred income tax assets, net.................  $(16,717)  $(12,542)
Long-term deferred income tax liabilities, net..........    22,281     25,000
                                                          --------   --------
                                                          $  5,564   $ 12,458
                                                          ========   ========

    No valuation allowances against deferred tax assets were required for the years ended December 31, 1999 and 1998.

    The components of the deferred income tax amounts at December 31, 1999 and 1998, were as follows (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Amortization of intangible assets.......................  $ 16,859   $ 16,662
Accrued expenses, deducted for tax when paid............    (9,010)    (5,603)
Other, net..............................................    (2,285)     1,399
                                                          --------   --------
                                                          $  5,564   $ 12,458
                                                          ========   ========

NOTE H--COMMITMENTS

    Rental expense, primarily for office premises, amounted to $37,384,000, $30,146,000 and $19,594,000 for the years ended December 31, 1999, 1998 and
1997, respectively. The approximate minimum rental commitments for 2000 and thereafter under non-cancelable leases in effect at December 31, 1999, were as follows (in thousands):

2000........................................................  $40,983
2001........................................................  $40,260
2002........................................................  $35,456
2003........................................................  $28,662
2004........................................................  $23,710
Thereafter..................................................  $65,323

NOTE I--STOCK PLANS

    Under various stock plans, officers, employees and outside directors may receive grants of restricted stock or options to purchase common stock. Grants are made at the discretion of the Stock Plan Committee of the Board of Directors. Grants generally vest between two and seven years.

    Options granted under the plans have exercise prices ranging from 85% to 100% of the fair market value of the Company's common stock at the date of grant, consist of both incentive stock options and nonstatutory stock options under the Internal Revenue Code. The terms range from 27 months to 10 years.

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

                                                    YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1999       1998       1997
                                                 --------   --------   --------
Net Income
  As Reported..................................  $141,441   $131,580   $93,697
  Pro forma....................................  $127,924   $124,622   $90,212

Net Income Per Share
  Basic
    As Reported................................  $   1.57   $   1.44   $  1.03
    Pro forma..................................  $   1.42   $   1.36   $   .99
  Diluted
    As Reported................................  $   1.53   $   1.39   $  1.00
    Pro forma..................................  $   1.41   $   1.33   $   .97

    The pro forma amounts do not include amounts for stock options granted before January 1, 1995. Therefore, the pro forma amounts may not be representative of the disclosed effects on pro forma net income and net income per share for future years.

    The fair value of each option is estimated, as of the grant date, using the Black-Scholes option pricing model with the following assumptions used for grants in 1999, 1998 and 1997, respectively: no dividend yield for any year; expected volatility of 43% to 52%; risk-free interest rates of 4.6% to 6.4%, 4.6% to 5.7% and 5.7% to 6.9%, respectively, and expected lives of 1.5 to 5.5 years for 1999 and 4.5 to 7.3 years for both 1998 and 1997.

    The following table reflects activity under all stock plans from December 31, 1996 through December 31, 1999, and the weighted average exercise prices:

                                                             STOCK OPTION PLANS
                                                        ----------------------------
                                                                         WEIGHTED
                                          RESTRICTED     NUMBER OF     AVERAGE PRICE
                                          STOCK PLANS      SHARES        PER SHARE
                                          -----------   ------------   -------------
Outstanding, December 31, 1996..........   2,473,555       8,661,531      $ 9.53
  Granted...............................     847,469       1,944,656      $29.68
  Exercised.............................      --          (1,446,404)     $ 3.98
  Restrictions lapsed...................    (859,399)        --           --
  Forfeited.............................     (45,578)       (515,537)     $15.29
                                           ---------    ------------      ------
Outstanding, December 31, 1997..........   2,416,047       8,644,246      $14.52
  Granted...............................     759,377       3,523,816      $40.11
  Exercised.............................      --          (1,400,023)     $ 6.04
  Restrictions lapsed...................    (737,938)        --           --
  Forfeited.............................     (25,066)       (412,977)     $26.05
                                           ---------    ------------      ------
Outstanding, December 31, 1998..........   2,412,420      10,355,062      $23.93
  Granted...............................   1,146,390       3,401,420      $24.77
  Exercised.............................      --            (360,322)     $ 5.46
  Restrictions lapsed...................    (783,683)        --           --
  Forfeited.............................     (47,949)       (609,442)     $31.76
                                           ---------    ------------      ------
Outstanding, December 31, 1999..........   2,727,178      12,786,718      $24.25
                                           =========    ============      ======

    The following table summarizes information about options outstanding as of December 31, 1999:

                                                  OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                                 ------------------------------------------------------   -----------------------------------
                                       NUMBER         WEIGHTED AVERAGE      WEIGHTED            NUMBER            WEIGHTED
                                 OUTSTANDING AS OF       REMAINING          AVERAGE       EXERCISABLE AS OF       AVERAGE
RANGE OF EXERCISE PRICES         DECEMBER 31, 1999    CONTRACTUAL LIFE   EXERCISE PRICE   DECEMBER 31, 1999    EXERCISE PRICE
------------------------         ------------------   ----------------   --------------   ------------------   --------------
$ 1.44 to $12.13...............       2,934,188             4.53             $ 7.19           2,934,188            $ 7.19
$13.04 to $20.81...............       2,796,398             8.02             $19.18             639,306            $18.27
$21.25 to $27.63...............       2,726,785             6.61             $23.38             692,473            $22.69
$27.88 to $38.63...............       2,718,647             8.55             $37.28             869,030            $37.49
$38.69 to $59.00...............       1,610,700             8.53             $43.60             310,435            $44.64
                                     ----------             ----             ------           ---------            ------
                                     12,786,718             7.10             $24.25           5,445,432            $17.43
                                     ==========             ====             ======           =========            ======

    At December 31, 1999, the total number of available shares to grant under the plans (consisting of either restricted stock or options) was 1,144,872.

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

NOTE K--NET INCOME PER SHARE

    The calculation of net income per share for the three years ended
December 31, 1999 is reflected in the following table (in thousands, except per share amounts):

                                                       YEARS ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1999       1998       1997
                                                    --------   --------   --------
Net Income........................................  $141,441   $131,580   $93,697
Basic:
  Weighted average shares.........................    90,223     91,650    90,668
                                                    ========   ========   =======
Diluted:
  Weighted average shares.........................    90,223     91,650    90,668
  Common stock equivalents--stock options.........     2,071      3,172     3,331
                                                    --------   --------   -------
  Diluted shares..................................    92,294     94,822    93,999
                                                    ========   ========   =======
Net Income Per Share:
  Basic...........................................  $   1.57   $   1.44   $  1.03
  Diluted.........................................  $   1.53   $   1.39   $  1.00

NOTE L--QUARTERLY FINANCIAL DATA (UNAUDITED)

   The following tabulation shows certain quarterly financial data for 1999 and 1998 (in thousands, except per share amounts):

                                                           QUARTER
                                      -------------------------------------------------    YEAR ENDED
1999                                      1            2            3            4        DECEMBER 31,
----                                  ----------   ----------   ----------   ----------   -------------
Net service revenues................  $  484,988   $  497,060   $  529,462   $  569,811   $  2,081,321
Gross margin........................  $  197,895   $  204,390   $  221,404   $  238,362   $    862,051
Income before income taxes..........  $   58,983   $   55,943   $   57,243   $   62,528   $    234,697
Net income..........................  $   35,310   $   33,939   $   34,549   $   37,643   $    141,441

Basic net income per share..........  $     0.39   $     0.37   $     0.38   $     0.43   $       1.57
Diluted net income per share........  $     0.38   $     0.37   $     0.38   $     0.41   $       1.53

                                                           QUARTER
                                      -------------------------------------------------    YEAR ENDED
1998                                      1            2            3            4        DECEMBER 31,
----                                  ----------   ----------   ----------   ----------   -------------
Net service revenues................  $  401,296   $  442,153   $  470,650   $  478,942   $  1,793,041
Gross margin........................  $  160,971   $  177,693   $  190,033   $  193,510   $    722,207
Income before income taxes..........  $   48,942   $   54,426   $   58,530   $   59,278   $    221,176
Net income..........................  $   29,050   $   32,280   $   34,974   $   35,276   $    131,580

Basic net income per share..........  $      .32   $      .35   $      .38   $      .39   $       1.44
Diluted net income per share........  $      .31   $      .34   $      .37   $      .38   $       1.39

NOTE M--BUSINESS SEGMENTS

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

    The following table provides a reconciliation of revenue and operating profit by reportable segment to consolidated results (in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                           ------------------------------------
                                              1999         1998         1997
                                           ----------   ----------   ----------
Net service revenues
  Temporary and consultant staffing......  $1,922,111   $1,657,314   $1,201,562
  Permanent placement staffing...........     159,210      135,727      101,314
                                           ----------   ----------   ----------
                                           $2,081,321   $1,793,041   $1,302,876
                                           ==========   ==========   ==========
Operating income
  Temporary and consultant staffing......  $  194,333   $  186,565   $  133,855
  Permanent placement staffing...........      39,313       34,016       25,709
                                           ----------   ----------   ----------
                                              233,646      220,581      159,564
Amortization of intangible assets........       4,990        4,993        4,926
Interest income, net.....................      (6,041)      (5,588)      (4,190)
                                           ----------   ----------   ----------
Income before income taxes...............  $  234,697   $  221,176   $  158,828
                                           ==========   ==========   ==========

    The Company does not report total assets by segment. The following table represents identifiable assets by business segment (in thousands):

                                                         DECEMBER 31,
                                                ------------------------------
                                                  1999       1998       1997
                                                --------   --------   --------
Accounts receivable
  Temporary and consultant staffing...........  $294,878   $231,754   $179,656
  Permanent placement staffing................    27,824     19,112     14,407
                                                --------   --------   --------
                                                $322,702   $250,866   $194,063
                                                ========   ========   ========

    The Company operates internationally, with operations in the United States, Canada, Europe, and Australia. The following tables represent revenues and long-lived assets by geographic location (in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                           ------------------------------------
                                              1999         1998         1997
                                           ----------   ----------   ----------
Revenues
  Domestic...............................  $1,829,275   $1,595,029   $1,176,888
  Foreign................................     252,046      198,012      125,988
                                           ----------   ----------   ----------
                                           $2,081,321   $1,793,041   $1,302,876
                                           ==========   ==========   ==========

                                                       DECEMBER 31,
                                           ------------------------------------
                                              1999         1998         1997
                                           ----------   ----------   ----------
Assets, long-lived
  Domestic...............................  $  264,048   $  253,514   $  209,457
  Foreign................................      22,601       19,799       17,905
                                           ----------   ----------   ----------
                                           $  286,649   $  273,313   $  227,362
                                           ==========   ==========   ==========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors of Robert Half International Inc.:

    We have audited the accompanying consolidated statements of financial position of Robert Half International Inc. (a Delaware corporation) and subsidiaries, as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robert Half International Inc. and subsidiaries, as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

San Francisco, California
January 21, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    The information required by Items 10 through 13 of Part III is incorporated by reference from the registrant's Proxy Statement, under the captions "NOMINATION AND ELECTION OF DIRECTORS," "BENEFICIAL STOCK OWNERSHIP," "COMPENSATION OF DIRECTORS," "COMPENSATION OF EXECUTIVE OFFICERS" AND "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION AND CERTAIN TRANSACTIONS," which Proxy Statement will be mailed to stockholders in connection with the registrant's annual meeting of stockholders which is scheduled to be held in May 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS

    The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

       Consolidated statements of financial position at December 31, 1999 and 1998.

       Consolidated statements of income for the years ended December 31, 1999, 1998 and 1997.

       Consolidated statements of stockholders' equity for the years ended December 31, 1999, 1998 and 1997.

       Consolidated statements of cash flows for the years ended December 31, 1999, 1998 and 1997.

       Notes to consolidated financial statements.

    Report of independent public accountants.

    Selected quarterly financial data for the years ended December 31, 1999 and 1998 are set forth in Note L--Quarterly Financial Data (Unaudited) included in Item 8 of this report.

2.  FINANCIAL STATEMENT SCHEDULES

        Schedules I through V have been omitted as they are not applicable.

3.  EXHIBITS

    EXHIBIT
      NO.                              EXHIBIT
    -------  ------------------------------------------------------------
      3.1    Restated Certificate of Incorporation, incorporated by
             reference to Exhibit 3.1 to Registrant's Quarterly Report on
             Form 10-Q for the fiscal quarter ended September 30, 1998.
      3.2    By-Laws, incorporated by reference to Exhibit 3.1 to the
             Registrant's Quarterly Report on Form 10-Q for the fiscal
             quarter ended June 30, 1999.
      4.1    Indenture dated as of October 1, 1972, as amended, between
             IDS Realty Trust and First National Bank of Minneapolis,
             incorporated by reference to Exhibits 6(t) and 6(v) to the
             Form S-14 Registration Statement of the Registrant (formerly known as Boothe Interim Corporation) filed with the
             Securities and Exchange Commission on December 31, 1979.
      4.2    Restated Certificate of Incorporation of Registrant (filed as Exhibit 3.1).

    EXHIBIT
      NO.                              EXHIBIT
    -------  ------------------------------------------------------------
      4.3    Rights Agreement, dated as of July 23, 1990, between the
             Registrant and The Chase Manhattan Bank (formerly
             Manufacturers Hanover Trust Company of California), as
             amended and restated effective May 17, 1999, incorporated by reference to Exhibit 1 to Registrant's Form 8-A/A Amendment
             No. 5 filed on May 21, 1999.
     10.1    Credit Agreement dated as of November 1, 1993, among the
             Registrant, NationsBank of North Carolina, N.A. and Bank of
             America National Trust and Savings Association, as amended, incorporated by reference to (i) Exhibit 10 to the
             Registrant's Quarterly Report on Form 10-Q for the fiscal
             quarter ended September 30, 1993, (ii) Exhibit 10.1 to the
             Registrant's Quarterly Report on Form 10-Q for the fiscal
             quarter ended June 30, 1995, (iii) Exhibit 10.1 to the
             Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and (iv) Exhibit 10.1 to the
             Registrant's Quarterly Report on Form 10-Q for the fiscal
             quarter ended June 30, 1997.
    *10.2    Employment Agreement dated as of October 2, 1985, between
             the Registrant and Harold M. Messmer, Jr. The Fourteenth
             Amendment to the Employment Agreement is filed with this
             Annual Report on Form 10-K for the fiscal year ended
             December 31, 1999. The original Employment Agreement and the first thirteen amendments thereto are incorporated by
             reference to (i) Exhibit 10.(c) to the Registrant's Annual
             Report on Form 10-K for the fiscal year ended December 31,
             1985, (ii) Exhibit 10.2(b) to Registrant's Registration
             Statement on Form S-1 (No. 33-15171),
             (iii) Exhibit 10.2(c) to the Registrant's Annual Report on
             Form 10-K for the fiscal year ended December 31, 1987,
             (iv) Exhibit 10.2(d) to the Registrant's Annual Report on
             Form 10-K for the fiscal year ended December 31, 1988,
             (v) Exhibit 28.1 to the Registrant's Quarterly Report on
             Form 10-Q for the fiscal quarter ended March 31, 1990,
             (vi) Exhibit 10.8 to the Registrant's Annual Report on
             Form 10-K for the fiscal year ended December 31, 1991,
             (vii) Exhibit 10.1 to the Registrant's Quarterly Report on
             Form 10-Q for the fiscal quarter ended June 30, 1993,
             (viii) Exhibit 10.7 to the Registrant's Annual Report on
             Form 10-K for the fiscal year ended December 31, 1993, (ix)
             Exhibit 10.1 to the Registrant's Quarterly Report on
             Form 10-Q for the fiscal quarter ended March 31, 1995,
             (x) Exhibit 10.7 to the Registrant's Annual Report on Form
             10-K for the fiscal year ended December 31, 1995,
             (xi) Exhibit 10.2 to the Registrant's Annual Report on
             Form 10-K for the fiscal year ended December 31, 1996,
             (xii) Exhibit 10.2 to the Registrant's Annual Report on Form
             10-K for the fiscal year ended December 31, 1997 and (xiii)
             Exhibit 10.2 to the Registrant's Annual Report on Form 10-K
             for the fiscal year ended December 31, 1998.
    *10.3    Key Executive Retirement Plan--Level II, as amended,
             incorporated by reference to Exhibit 10.3 to the
             Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
    *10.4    Restated Retirement Agreement between the Registrant and
             Harold M. Messmer, Jr., incorporated by reference to
             Exhibit 10.4 to the Registrant's Annual Report on Form 10-K
             for the fiscal year ended December 31, 1996.
    *10.5    1985 Stock Option Plan, as amended, incorporated by
             reference to Exhibit 10.1 to the Registrant's Quarterly
             Report on Form 10-Q for the fiscal quarter ended
             September 30, 1997.
    *10.6    Excise Tax Restoration Agreement dated November 5, 1996,
             incorporated by reference to Exhibit 10.6 to the
             Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
    *10.7    Outside Directors' Option Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly
             Report on Form 10-Q for the fiscal quarter ended June 30,
             1999.
    *10.8    1989 Restricted Stock Plan, as amended, incorporated by
             reference to Exhibit 10.4 to the Registrant's Quarterly
             Report on Form 10-Q for the fiscal quarter ended
             September 30, 1997.
    *10.9    StockPlus Plan, as amended, incorporated by reference to
             Exhibit 10.2 to the Registrant's Quarterly Report on
             Form 10-Q for the fiscal quarter ended June 30, 1999.
    *10.10   1993 Incentive Plan, as amended, incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on
             Form 10-K for the fiscal year ended December 31, 1997.

    EXHIBIT
      NO.                              EXHIBIT
    -------  ------------------------------------------------------------
    *10.11   Deferred Compensation Plan, incorporated by reference to
             Exhibit 10.24 to the Registrant's Annual Report on Form 10-K
             for the fiscal year ended December 31, 1989.
    *10.12   Annual Performance Bonus Plan, incorporated by reference to
             Exhibit 10.5 to the Registrant's Quarterly Report on
             Form 10-Q for the fiscal quarter ended June 30, 1996.
    *10.13   Form of Amended and Restated Severance Agreement.
    *10.14   Form of Change in Control Severance Agreement.
    *10.15   Form of Indemnification Agreement for Directors of the
             Registrant, incorporated by reference to (i) Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the
             fiscal year ended December 31, 1989 and (ii) Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the
             fiscal year ended December 31, 1993.
    *10.16   Form of Indemnification Agreement for Executive Officers of
             Registrant, incorporated by reference to Exhibit 10.28 to
             the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
    *10.17   Senior Executive Retirement Plan, as amended, incorporated by reference to Exhibit 10.16 to the Registrant's Annual
             Report on Form 10-K for the fiscal year ended December 31,
             1996.
    *10.18   Collateral Assignment of Split Dollar Insurance Agreement,
             incorporated by reference to Exhibit 10.17 to the
             Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
    *10.19   Form of Consulting Agreement, incorporated by reference to
             Exhibit 10.18 to the Registrant's Annual Report on
             Form 10-K for the fiscal year ended December 31, 1998.
     21      Subsidiaries of the Registrant.
     23      Accountants' Consent
     27      Financial Data Schedule.

------------------------

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b) Reports on Form 8-K

        The Registrant filed no reports on Form 8-K during the fiscal quarter ending December 31, 1999.

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

                                          ROBERT HALF INTERNATIONAL INC.
                                                    (Registrant)

Date: March 8, 2000                       By:        /S/ M. KEITH WADDELL

                                            ------------------------------------
                                                      M. Keith Waddell
                                               Vice Chairman, Chief Financial
                                                   Officer and Treasurer
                                               (Principal Financial Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 8, 2000                                By:        /S/ HAROLD M. MESSMER, JR.
                                                 ------------------------------------------
                                                           Harold M. Messmer, Jr.
                                                     Chairman of the Board, President,
                                                          Chief Executive Officer,
                                                               and a Director
                                                       (Principal Executive Officer)

Date: March 8, 2000                                By:         /S/ ANDREW S. BERWICK, JR.
                                                 ------------------------------------------
                                                      Andrew S. Berwick, Jr., Director

Date: March 8, 2000                                 By:           /S/ FREDERICK P. FURTH
                                                 ------------------------------------------
                                                        Frederick P. Furth, Director

Date: March 8, 2000                                  By:          /S/ EDWARD W. GIBBONS
                                                 ------------------------------------------
                                                        Edward W. Gibbons, Director

Date: March 8, 2000                                 By:         /S/ FREDERICK A. RICHMAN
                                                 ------------------------------------------
                                                       Frederick A. Richman, Director

Date: March 8, 2000                                  By:             /S/ THOMAS J. RYAN
                                                 ------------------------------------------
                                                          Thomas J. Ryan, Director

Date: March 8, 2000                                 By:           /S/ J. STEPHEN SCHAUB
                                                 ------------------------------------------
                                                        J. Stephen Schaub, Director

Date: March 8, 2000                                  By:           /S/ M. KEITH WADDELL
                                                 ------------------------------------------
                                                              M. Keith Waddell
                                                       Vice Chairman, Chief Financial
                                                     Officer, Treasurer and a Director
                                                       (Principal Financial Officer)

Date: March 8, 2000                                 By:          /S/ BARBARA J. FORSBERG
                                                 ------------------------------------------
                                                            Barbara J. Forsberg
                                                 Senior Vice President, Corporate Services
                                                       (Principal Accounting Officer)

                                 EXHIBIT INDEX

    EXHIBIT
      NO.                              EXHIBIT
    -------  ------------------------------------------------------------
      3.1    Restated Certificate of Incorporation, incorporated by
             reference to Exhibit 3.1 to Registrant's Quarterly Report on
             Form 10-Q for the fiscal quarter ended September 30, 1998.
      3.2    By-Laws, incorporated by reference to Exhibit 3.1 to the
             Registrant's Quarterly Report on Form 10-Q for the fiscal
             quarter ended June 30, 1999.
      4.1    Indenture dated as of October 1, 1972, as amended, between
             IDS Realty Trust and First National Bank of Minneapolis,
             incorporated by reference to Exhibits 6(t) and 6(v) to the
             Form S-14 Registration Statement of the Registrant (formerly known as Boothe Interim Corporation) filed with the
             Securities and Exchange Commission on December 31, 1979.
      4.2    Restated Certificate of Incorporation of Registrant (filed as Exhibit 3.1).
      4.3    Rights Agreement, dated as of July 23, 1990, between the
             Registrant and The Chase Manhattan Bank (formerly
             Manufacturers Hanover Trust Company of California), as
             amended and restated effective May 17, 1999, incorporated by reference to Exhibit 1 to Registrant's Form 8-A/A Amendment
             No. 5 filed on May 21, 1999.
     10.1    Credit Agreement dated as of November 1, 1993, among the
             Registrant, NationsBank of North Carolina, N.A. and Bank of
             America National Trust and Savings Association, as amended, incorporated by reference to (i) Exhibit 10 to the
             Registrant's Quarterly Report on Form 10-Q for the fiscal
             quarter ended September 30, 1993, (ii) Exhibit 10.1 to the
             Registrant's Quarterly Report on Form 10-Q for the fiscal
             quarter ended June 30, 1995, (iii) Exhibit 10.1 to the
             Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and (iv) Exhibit 10.1 to the
             Registrant's Quarterly Report on Form 10-Q for the fiscal
             quarter ended June 30, 1997.
    *10.2    Employment Agreement dated as of October 2, 1985, between
             the Registrant and Harold M. Messmer, Jr. The Fourteenth
             Amendment to the Employment Agreement is filed with this
             Annual Report on Form 10-K for the fiscal year ended
             December 31, 1999. The original Employment Agreement and the first thirteen amendments thereto are incorporated by
             reference to (i) Exhibit 10.(c) to the Registrant's Annual
             Report on Form 10-K for the fiscal year ended December 31,
             1985, (ii) Exhibit 10.2(b) to Registrant's Registration
             Statement on Form S-1 (No. 33-15171),
             (iii) Exhibit 10.2(c) to the Registrant's Annual Report on
             Form 10-K for the fiscal year ended December 31, 1987,
             (iv) Exhibit 10.2(d) to the Registrant's Annual Report on
             Form 10-K for the fiscal year ended December 31, 1988,
             (v) Exhibit 28.1 to the Registrant's Quarterly Report on
             Form 10-Q for the fiscal quarter ended March 31, 1990,
             (vi) Exhibit 10.8 to the Registrant's Annual Report on
             Form 10-K for the fiscal year ended December 31, 1991,
             (vii) Exhibit 10.1 to the Registrant's Quarterly Report on
             Form 10-Q for the fiscal quarter ended June 30, 1993,
             (viii) Exhibit 10.7 to the Registrant's Annual Report on
             Form 10-K for the fiscal year ended December 31, 1993, (ix)
             Exhibit 10.1 to the Registrant's Quarterly Report on
             Form 10-Q for the fiscal quarter ended March 31, 1995,
             (x) Exhibit 10.7 to the Registrant's Annual Report on Form
             10-K for the fiscal year ended December 31, 1995,
             (xi) Exhibit 10.2 to the Registrant's Annual Report on
             Form 10-K for the fiscal year ended December 31, 1996,
             (xii) Exhibit 10.2 to the Registrant's Annual Report on
             Form 10-K for the fiscal year ended December 31, 1997 and
             (xiii) Exhibit 10.2 to the Registrant's Annual Report on
             Form 10-K for the fiscal year ended December 31, 1998.
    *10.3    Key Executive Retirement Plan--Level II, as amended,
             incorporated by reference to Exhibit 10.3 to the
             Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
    *10.4    Restated Retirement Agreement between the Registrant and
             Harold M. Messmer, Jr., incorporated by reference to
             Exhibit 10.4 to the Registrant's Annual Report on Form 10-K
             for the fiscal year ended December 31, 1996.
    *10.5    1985 Stock Option Plan, as amended, incorporated by
             reference to Exhibit 10.1 to the Registrant's Quarterly
             Report on Form 10-Q for the fiscal quarter ended
             September 30, 1997.
    *10.6    Excise Tax Restoration Agreement dated November 5, 1996,
             incorporated by reference to Exhibit 10.6 to the
             Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

    EXHIBIT
      NO.                              EXHIBIT
    -------  ------------------------------------------------------------
    *10.7    Outside Directors' Option Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly
             Report on Form 10-Q for the fiscal quarter ended June 30,
             1999.
    *10.8    1989 Restricted Stock Plan, as amended, incorporated by
             reference to Exhibit 10.4 to the Registrant's Quarterly
             Report on Form 10-Q for the fiscal quarter ended
             September 30, 1997.
    *10.9    StockPlus Plan, as amended, incorporated by reference to
             Exhibit 10.2 to the Registrant's Quarterly Report on Form
             10-Q for the fiscal quarter ended June 30, 1999.
    *10.10   1993 Incentive Plan, as amended, incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on
             Form 10-K for the fiscal year ended December 31, 1997.
    *10.11   Deferred Compensation Plan, incorporated by reference to
             Exhibit 10.24 to the Registrant's Annual Report on
             Form 10-K for the fiscal year ended December 31, 1989.
    *10.12   Annual Performance Bonus Plan, incorporated by reference to
             Exhibit 10.5 to the Registrant's Quarterly Report on
             Form 10-Q for the fiscal quarter ended June 30, 1996.
    *10.13   Form of Amended and Restated Severance Agreement.
    *10.14   Form of Change in Control Severance Agreement.
    *10.15   Form of Indemnification Agreement for Directors of the
             Registrant, incorporated by reference to (i) Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the
             fiscal year ended December 31, 1989 and (ii) Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the
             fiscal year ended December 31, 1993.
    *10.16   Form of Indemnification Agreement for Executive Officers of
             Registrant, incorporated by reference to Exhibit 10.28 to
             the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
    *10.17   Senior Executive Retirement Plan, as amended, incorporated by reference to Exhibit 10.16 to the Registrant's Annual
             Report on Form 10-K for the fiscal year ended December 31,
             1996.
    *10.18   Collateral Assignment of Split Dollar Insurance Agreement,
             incorporated by reference to Exhibit 10.17 to the
             Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
    *10.19   Form of Consulting Agreement, incorporated by reference to
             Exhibit 10.18 to the Registrant's Annual Report on
             Form 10-K for the fiscal year ended December 31, 1998.
     21      Subsidiaries of the Registrant.
     23      Accountants' Consent
     27      Financial Data Schedule.

------------------------

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.