Form 10-Q
period 2000-03-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2000-05-11
CIK 315213

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)
   /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2000:

               88,789,250 shares of $.001 par value Common Stock

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                        ASSETS:

Cash and cash equivalents...................................    $204,607      $151,074
Accounts receivable, less allowances of $15,381 and
  $13,424...................................................     339,125       309,278
Other current assets........................................      30,312        30,187
                                                                --------      --------
    Total current assets....................................     574,044       490,539
Intangible assets, less accumulated amortization of $62,951
  and $60,889...............................................     173,519       175,747
Property and equipment, less accumulated depreciation of
  $94,243 and $82,413.......................................     111,563       110,902
                                                                --------      --------
    Total assets............................................    $859,126      $777,188
                                                                ========      ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable and accrued expenses.......................    $ 32,830      $ 29,835
Accrued payroll costs.......................................     167,267       145,410
Income taxes payable........................................      18,615            64
Current portion of notes payable and other indebtedness.....          54           898
                                                                --------      --------
    Total current liabilities...............................     218,766       176,207
Notes payable and other indebtedness, less current
  portion...................................................       2,584         2,597
Deferred income taxes.......................................      16,024        22,281
                                                                --------      --------
    Total liabilities.......................................     237,374       201,085

Commitments and Contingencies

                                 STOCKHOLDERS' EQUITY:

Common stock, $.001 par value authorized 260,000,000 shares;
  issued and outstanding 88,727,278 and 88,073,937 shares...          89            88
Capital surplus.............................................     342,010       303,093
Deferred compensation.......................................     (82,061)      (54,127)
Accumulated other comprehensive income......................      (3,192)       (2,420)
Retained earnings...........................................     364,906       329,469
                                                                --------      --------
    Total stockholders' equity..............................     621,752       576,103
                                                                --------      --------
    Total liabilities and stockholders' equity..............    $859,126      $777,188
                                                                ========      ========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)

Net service revenues........................................  $632,846   $484,988
Direct costs of services, consisting of payroll, payroll
  taxes and insurance costs for temporary employees.........   361,797    287,093
                                                              --------   --------
Gross margin................................................   271,049    197,895
Selling, general and administrative expenses................   200,944    138,990
Amortization of intangible assets...........................     1,253      1,229
Interest income, net........................................    (1,456)    (1,307)
                                                              --------   --------
Income before income taxes..................................    70,308     58,983
Provision for income taxes..................................    26,928     23,673
                                                              --------   --------
Net income..................................................  $ 43,380   $ 35,310
                                                              ========   ========

Basic net income per share..................................  $    .49   $    .39
Diluted net income per share................................  $    .47   $    .38

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
COMMON STOCK--SHARES:
  Balance at beginning of period............................    88,074     91,225
  Issuances of restricted stock.............................       581        245
  Repurchases of common stock...............................      (244)      (466)
  Exercises of stock options................................       316        148
                                                              --------   --------
    Balance at end of period................................    88,727     91,152
                                                              ========   ========
COMMON STOCK--PAR VALUE:
  Balance at beginning of period............................  $     88   $     91
  Issuances of restricted stock.............................         1         --
                                                              --------   --------
    Balance at end of period................................  $     89   $     91
                                                              ========   ========
CAPITAL SURPLUS:
  Balance at beginning of period............................  $303,093   $270,609
  Issuances of restricted stock--excess over par value......    35,712      7,166
  Exercises of stock options--excess over par value.........     2,831      1,080
  Capital impact of equity incentive plans..................       374      7,561
                                                              --------   --------
    Balance at end of period................................  $342,010   $286,416
                                                              ========   ========
DEFERRED COMPENSATION:
  Balance at beginning of period............................  $(54,127)  $(56,790)
  Issuances of restricted stock.............................   (35,713)    (7,166)
  Amortization of deferred compensation.....................     7,779      5,730
                                                              --------   --------
    Balance at end of period................................  $(82,061)  $(58,226)
                                                              ========   ========
ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Balance at beginning of period............................  $ (2,420)  $ (1,244)
  Translation adjustments...................................      (772)      (929)
                                                              --------   --------
    Balance at end of period................................  $ (3,192)  $ (2,173)
                                                              ========   ========
RETAINED EARNINGS:
  Balance at beginning of period............................  $329,469   $309,804
  Repurchases of common stock--excess over par value........    (7,943)   (17,836)
  Net income................................................    43,380     35,310
                                                              --------   --------
    Balance at end of period................................  $364,906   $327,278
                                                              ========   ========

COMPREHENSIVE INCOME:
  Net income................................................  $ 43,380   $ 35,310
  Translation adjustments...................................      (772)      (929)
                                                              --------   --------
    Total comprehensive income..............................  $ 42,608   $ 34,381
                                                              ========   ========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 43,380   $ 35,310
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Amortization of intangible assets.....................     1,253      1,229
      Depreciation expense..................................    12,177      6,736
      Provision for deferred income taxes...................    (6,086)       480
    Changes in assets and liabilities, net of effects of
      acquisitions:
      Increase in accounts receivable.......................   (29,847)   (14,834)
      Increase (decrease) in accounts payable, accrued
        expenses and accrued payroll costs..................    24,852     (2,409)
      Increase in income taxes payable......................    18,551      4,401
      Change in other assets, net of change in other
        liabilities.........................................     7,985      4,475
                                                              --------   --------
    Total adjustments.......................................    28,885         78
                                                              --------   --------
  Net cash and cash equivalents provided by operating
    activities..............................................    72,265     35,388

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (13,452)   (15,951)
                                                              --------   --------
  Net cash and cash equivalents used in investing
    activities..............................................   (13,452)   (15,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchases of common stock and common stock
    equivalents.............................................    (7,943)   (17,836)
  Principal payments on notes payable and other
    indebtedness............................................      (542)        20
  Proceeds and capital impact of equity incentive plans.....     3,205      8,641
                                                              --------   --------
  Net cash and cash equivalents used in financing
    activities..............................................    (5,280)    (9,175)
                                                              --------   --------
Net increase in cash and cash equivalents...................    53,533     10,262
Cash and cash equivalents at beginning of period............   151,074    166,060
                                                              --------   --------
Cash and cash equivalents at end of period..................  $204,607   $176,322
                                                              ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest................................................  $     89   $     92
    Income taxes............................................  $ 10,367   $ 11,318

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

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

    PRINCIPLES OF CONSOLIDATION. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances have been eliminated. Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

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

    The interim results for the three months ended March 31, 2000, and 1999 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

    INTANGIBLE ASSETS. Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at acquisition date, which are being amortized on a straight-line basis over a period of 40 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at March 31, 2000.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

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

                                 MARCH 31, 2000

                                  (UNAUDITED)

NOTE B--BUSINESS SEGMENTS (CONTINUED)
    The following table provides a reconciliation of revenue and operating profit by reportable segment to consolidated results (in thousands):

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                              (UNAUDITED)
Net service revenues
  Temporary and consultant staffing.....................  $574,745   $449,123
  Permanent placement staffing..........................    58,101     35,865
                                                          --------   --------
                                                          $632,846   $484,988
                                                          ========   ========

Operating income
  Temporary and consultant staffing.....................  $ 54,156   $ 50,290
  Permanent placement staffing..........................    15,949      8,615
                                                          --------   --------
                                                            70,105     58,905

Amortization of intangible assets.......................     1,253      1,229
Interest income, net....................................    (1,456)    (1,307)
                                                          --------   --------
Income before income taxes..............................  $ 70,308   $ 58,983
                                                          ========   ========

NOTE C--SUBSEQUENT EVENT

    On May 4, 2000, the Company declared a two-for-one stock split in the form of a 100 percent stock dividend on its common stock. The record date for determining those stockholders entitled to receive the stock dividend will be May 19, 2000, and the payment date for the stock dividend will be June 12, 2000. A pro forma restatement of the Company's earnings per share is provided in the following table:

                                                                  AS REPORTED            PRO FORMA
                                                                 THREE MONTHS          THREE MONTHS
                                                                     ENDED                 ENDED
                                                                   MARCH 31,             MARCH 31,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
Net income per share:
  Basic.....................................................   $0.49      $0.39      $0.24      $0.19
  Diluted...................................................   $0.47      $0.38      $0.24      $0.19

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain information contained in Management's Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the Company's future operating results or financial positions. Such statements may be identified by words such as "estimate", "project", "plan", "intend", "believe", "expect", "anticipate", or variations or negatives thereof or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Such risks and uncertainties include, but are not limited to, the following: changes in general or local economic conditions or in the economic condition of any industry, the availability of qualified staff employees and temporary candidates, government regulation of the personnel services industry, general regulations relating to employers and employees, liability risks associated with the operation of a personnel services business and competitive conditions in the personnel services industry. In addition, it should be noted that, because long-term contracts are not a significant portion of the Company's business, future results cannot be reliably predicted by considering past trends or extrapolating past results.

    RESULTS OF OPERATIONS FOR EACH OF THE THREE MONTHS ENDED MARCH 31, 2000 AND
     1999.

    Temporary services revenues were $575 million and $449 million for the three months ended March 31, 2000 and 1999, respectively, increasing by 28% during the three months ended March 31, 2000 compared to the same period in 1999. The increase in revenues during these periods reflected in part revenues generated from the Company's OFFICETEAM, RHI CONSULTING, and RHI MANAGEMENT RESOURCES divisions, which were started in 1991, 1994 and 1997, respectively. Permanent placement revenues were $58 million and $36 million for the three months ended March 31, 2000 and 1999, respectively, increasing by 62% during the three months ended March 31, 2000 compared to the same period in 1999. Overall revenue increases reflect continued improvement in demand for the Company's services, which the Company believes is a result of increased acceptance in the use of professional staffing services.

    The Company currently has more than 270 offices in 40 states and seven foreign countries. Domestic operations represented 89% and 88% of revenues for the three months ended March 31, 2000 and 1999, respectively. Foreign operations represented 11% and 12% of revenues for the three months ended March 31, 2000 and 1999, respectively.

    Gross margin dollars from the Company's temporary services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for the Company's temporary services were $213 million and $162 million for the three months ended
March 31, 2000 and 1999, respectively, increasing by 31% in 2000. Gross margin amounts equaled 37% and 36% of revenues for temporary services for the three months ended March 31, 2000 and 1999, respectively, which the Company believes reflects its ability to adjust billing rates and wage rates to underlying market conditions. Gross margin dollars for the Company's permanent placement division were $58 million and $36 million for the three months ended March 31, 2000 and 1999, respectively, increasing by 62% for the three months ended March 31, 2000.

    Selling, general and administrative expenses were $201 million for the three months ended March 31, 2000 compared to $139 million for the three months ended March 31, 1999. Selling, general and administrative expenses as a percentage of revenues were 32% and 29% for the three months ended March 31, 2000 and 1999, respectively. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The increase in 2000 relates primarily to various candidate initiatives including those related to the internet.

    The Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although management believes that goodwill has an unlimited life, the Company amortizes these costs over 40 years. Management believes that its strategy of making acquisitions of established companies in established markets and maintaining its presence in these markets preserves the goodwill for an indeterminate period. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at March 31, 2000. Intangible assets represented 20% of total assets and 28% of total stockholders' equity at March 31, 2000.

    Interest income for the three months ended March 31, 2000 and 1999 was $1,756,000 and $1,538,000, respectively. Interest expense for the three months ended March 31, 2000 and 1999 was $300,000 and $231,000, respectively.

    The provision for income taxes was 38% and 40% for the three months ended March 31, 2000 and 1999, respectively. This decrease reflects the impact of various state tax planning initiatives undertaken during 1999.

    LIQUIDITY AND CAPITAL RESOURCES

    The change in the Company's liquidity during the three months ended March 31, 2000 is the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and principal payments on outstanding notes payable. As of March 31, 2000, the Company has authorized the repurchase, from time to time, of up to nine million shares of the Company's common stock on the open market or in privately negotiated transactions, depending on market conditions. During the three months ended March 31, 2000, the Company did not repurchase shares of common stock on the open market. Since 1997, the Company has repurchased approximately 5,907,000 shares on the open market pursuant to this program. Repurchases of the securities have been funded with cash generated from operations. For the three months ended March 31, 2000, the Company generated $72 million from operations, used $13 million in investing activities and used $5 million in financing activities.

    The Company's working capital at March 31, 2000, included $205 million in cash and cash equivalents. In addition at March 31, 2000, the Company had available $75 million of its $80 million bank revolving line of credit. The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company, the Company's fixed payments, and other obligations on both a short and long-term basis. As of March 31, 2000, the Company had no material capital commitments.

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

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

EXHIBIT NO.                EXHIBIT
-----------                -------
   10.1       Equity Incentive Plan.
   10.2       Annual Performance Bonus Plan.
   11         Computation of Per Share Earnings.
   27         Financial Data Schedule.

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

                                              ROBERT HALF INTERNATIONAL INC.
                                                       (Registrant)

                                                   /s/ M. KEITH WADDELL

                                          --------------------------------------
                                                     M. Keith Waddell
                                          VICE CHAIRMAN, CHIEF FINANCIAL OFFICER
                                                      AND TREASURER
                                             (PRINCIPAL FINANCIAL OFFICER AND
                                                DULY AUTHORIZED SIGNATORY)

Date: May 11, 2000