Form 10-Q
period 2000-06-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2000-08-02
CIK 315213

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)
   /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2000:

               178,737,412 shares of $.001 par value Common Stock

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              JUNE 30,    DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
                                                              (UNAUDITED)
                                       ASSETS:

Cash and cash equivalents...................................  $228,628      $151,074
Accounts receivable, less allowances of $16,604 and
 $13,424....................................................   364,254       309,278
Other current assets........................................    36,657        30,187
                                                              --------      --------
    Total current assets....................................   629,539       490,539
Intangible assets, less accumulated amortization of $65,027
 and $60,889................................................   172,068       175,747
Property and equipment, less accumulated depreciation of
 $106,405 and $82,413.......................................   113,030       110,902
                                                              --------      --------
    Total assets............................................  $914,637      $777,188
                                                              ========      ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable and accrued expenses.......................  $ 39,249      $ 29,835
Accrued payroll costs.......................................   186,354       145,410
Income taxes payable........................................     2,515            64
Current portion of notes payable and other indebtedness.....        44           898
                                                              --------      --------
    Total current liabilities...............................   228,162       176,207
Notes payable and other indebtedness, less current
 portion....................................................     2,580         2,597
Deferred income taxes.......................................    11,624        22,281
                                                              --------      --------
    Total liabilities.......................................   242,366       201,085

Commitments and Contingencies

                                STOCKHOLDERS' EQUITY:

Common stock, $.001 par value authorized 260,000,000 shares;
 issued and outstanding 178,010,183 and
 176,147,874 shares.........................................       178           176
Capital surplus.............................................   375,420       303,005
Deferred compensation.......................................   (81,614)      (54,127)
Accumulated other comprehensive income......................    (3,855)       (2,420)
Retained earnings...........................................   382,142       329,469
                                                              --------      --------
    Total stockholders' equity..............................   672,271       576,103
                                                              --------      --------
    Total liabilities and stockholders' equity..............  $914,637      $777,188
                                                              ========      ========

     All shares and amounts have been restated to retroactively reflect the two-for-one stock split effected in the form of a stock dividend in June 2000.

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                                          JUNE 30,               JUNE 30,
                                                     -------------------   ---------------------
                                                       2000       1999        2000        1999
                                                     --------   --------   ----------   --------
                                                         (UNAUDITED)            (UNAUDITED)
Net service revenues...............................  $671,000   $497,060   $1,303,846   $982,048
Direct costs of services, consisting of payroll,
 payroll taxes and insurance costs for temporary
 employees.........................................   381,534    292,670      743,331    579,763
                                                     --------   --------   ----------   --------
Gross margin.......................................   289,466    204,390      560,515    402,285
Selling, general and administrative expenses.......   214,752    148,710      415,696    287,700
Amortization of intangible assets..................     1,251      1,254        2,504      2,483
Interest income, net...............................    (2,458)    (1,517)      (3,914)    (2,824)
                                                     --------   --------   ----------   --------
Income before income taxes.........................    75,921     55,943      146,229    114,926
Provision for income taxes.........................    29,078     22,004       56,006     45,677
                                                     --------   --------   ----------   --------
Net income.........................................  $ 46,843   $ 33,939   $   90,223   $ 69,249
                                                     ========   ========   ==========   ========

Basic net income per share.........................  $    .26   $    .19   $      .51   $    .38
Diluted net income per share.......................  $    .25   $    .18   $      .49   $    .37

     All per share amounts have been restated to retroactively reflect the two-for-one stock split effected in the form of a stock dividend in June 2000.

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
COMMON STOCK--SHARES:
  Balance at beginning of period............................   176,148    182,450
  Issuances of restricted stock.............................     1,152        698
  Repurchases of common stock...............................    (1,512)    (2,816)
  Exercises of stock options................................     2,222        424
                                                              --------   --------
    Balance at end of period................................   178,010    180,756
                                                              ========   ========
COMMON STOCK--PAR VALUE:
  Balance at beginning of period............................  $    176   $    182
  Issuances of restricted stock.............................         1          1
  Repurchases of common stock...............................        (1)        (3)
  Exercises of stock options................................         2          0
                                                              --------   --------
    Balance at end of period................................  $    178   $    180
                                                              ========   ========
CAPITAL SURPLUS:
  Balance at beginning of period............................  $303,004   $270,520
  Issuances of restricted stock--excess over par value......    43,512      7,865
  Exercises of stock options--excess over par value.........    14,790      1,367
  Capital impact of equity incentive plans..................    14,114      8,507
                                                              --------   --------
    Balance at end of period................................  $375,420   $288,259
                                                              ========   ========
DEFERRED COMPENSATION:
  Balance at beginning of period............................  $(54,127)  $(56,790)
  Issuances of restricted stock.............................   (43,513)    (7,866)
  Amortization of deferred compensation.....................    16,026     11,408
                                                              --------   --------
    Balance at end of period................................  $(81,614)  $(53,248)
                                                              ========   ========
ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Balance at beginning of period............................  $ (2,420)  $ (1,244)
  Translation adjustments...................................    (1,435)    (1,333)
                                                              --------   --------
    Balance at end of period................................  $ (3,855)  $ (2,577)
                                                              ========   ========
RETAINED EARNINGS:
  Balance at beginning of period............................  $329,469   $309,804
  Repurchases of common stock--excess over par value........   (37,550)   (41,147)
  Net income................................................    90,223     69,249
                                                              --------   --------
    Balance at end of period................................  $382,142   $337,906
                                                              ========   ========

COMPREHENSIVE INCOME:
  Net income................................................  $ 90,223   $ 69,249
  Translation adjustments...................................    (1,435)    (1,333)
                                                              --------   --------
    Total comprehensive income..............................  $ 88,788   $ 67,916
                                                              ========   ========

     All shares and amounts have been restated to retroactively reflect the two-for-one stock split effected in the form of a stock dividend in June 2000.

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 90,223   $ 69,249
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Amortization of intangible assets.....................     2,504      2,483
      Depreciation expense..................................    24,584     14,949
      Provision for deferred income taxes...................   (14,214)    (2,633)
    Changes in assets and liabilities, net of effects of
      acquisitions:
      Increase in accounts receivable.......................   (54,896)   (26,818)
      Increase in accounts payable, accrued expenses and
        accrued payroll costs...............................    50,258      5,505
      Increase in income taxes payable......................     2,451      6,177
      Change in other assets, net of change in other
        liabilities.........................................    14,534      9,713
                                                              --------   --------
    Total adjustments.......................................    25,221      9,376
                                                              --------   --------
  Net cash and cash equivalents provided by operating
    activities..............................................   115,444     78,625

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired........................      (693)        --
  Capital expenditures......................................   (27,996)   (25,470)
                                                              --------   --------
  Net cash and cash equivalents used in investing
    activities..............................................   (28,689)   (25,470)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchases of common stock and common stock
    equivalents.............................................   (37,551)   (41,148)
  Principal payments on notes payable and other
    indebtedness............................................      (556)        34
  Proceeds and capital impact of equity incentive plans.....    28,906      9,874
                                                              --------   --------
  Net cash and cash equivalents used in financing
    activities..............................................    (9,201)   (31,240)
                                                              --------   --------

Net increase in cash and cash equivalents...................    77,554     21,915
Cash and cash equivalents at beginning of period............   151,074    166,060
                                                              --------   --------
Cash and cash equivalents at end of period..................  $228,628   $187,975
                                                              ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..................................................  $    165   $    182
  Income taxes..............................................  $ 49,741   $ 23,210
Acquisitions:
  Asset acquired--
    Intangible assets.......................................  $    703   $     --
    Other...................................................        90         --
  Liabilities incurred--
    Other...................................................      (100)        --
                                                              --------   --------
  Cash paid, net of cash acquired...........................  $    693   $     --
                                                              ========   ========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

                                  (UNAUDITED)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS. Robert Half International Inc. (the "Company") provides specialized staffing services through such divisions as ACCOUNTEMPS-REGISTERED TRADEMARK-, ROBERT HALF-REGISTERED TRADEMARK-, OFFICETEAM-REGISTERED TRADEMARK-, RHI CONSULTING-REGISTERED TRADEMARK-, RHI MANAGEMENT RESOURCES-REGISTERED TRADEMARK-, THE AFFILIATES-REGISTERED TRADEMARK-and THE CREATIVE GROUP-REGISTERED TRADEMARK-. The Company, through its ACCOUNTEMPS, ROBERT HALF and RHI MANAGEMENT RESOURCES divisions, is the world's largest specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OFFICETEAM specializes in highly skilled temporary administrative support personnel. RHI CONSULTING provides contract information technology professionals. THE AFFILIATES provides temporary, project, and full-time staffing of attorneys and specialized support personnel within law firms and corporate legal departments. THE CREATIVE GROUP provides project staffing in the advertising, marketing, and Web design fields. Revenues are predominantly from temporary services. The Company operates in the United States, Canada, Europe, and Australia. The Company is a Delaware corporation.

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

    The interim results for the three and six months ended June 30, 2000, and 1999 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

    INTANGIBLE ASSETS. Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at acquisition date, which are being amortized on a straight-line basis over a period of 40 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at June 30, 2000.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

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

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

                                  (UNAUDITED)

NOTE B--BUSINESS SEGMENTS (CONTINUED)

    The following table provides a reconciliation of revenue and operating profit by reportable segment to consolidated results (in thousands):

                                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                                          JUNE 30,               JUNE 30,
                                                     -------------------   ---------------------
                                                       2000       1999        2000        1999
                                                     --------   --------   ----------   --------
                                                         (UNAUDITED)            (UNAUDITED)
Net service revenues
  Temporary and consultant staffing................  $605,605   $460,505   $1,180,350   $909,628
  Permanent placement staffing.....................    65,395     36,555      123,496     72,420
                                                     --------   --------   ----------   --------
                                                     $671,000   $497,060   $1,303,846   $982,048
                                                     ========   ========   ==========   ========
Operating income
  Temporary and consultant staffing................  $ 56,883   $ 46,992   $  111,040   $ 97,283
  Permanent placement staffing.....................    17,831      8,688       33,779     17,302
                                                     --------   --------   ----------   --------
                                                       74,714     55,680      144,819    114,585

Amortization of intangible assets..................     1,251      1,254        2,504      2,483
Interest income, net...............................    (2,458)    (1,517)      (3,914)    (2,824)
                                                     --------   --------   ----------   --------
Income before income taxes.........................  $ 75,921   $ 55,943   $  146,229   $114,926
                                                     ========   ========   ==========   ========

NOTE C--STOCK SPLIT

    In June 2000, the Company effected a two-for-one stock split in the form of a stock dividend. All shares and per share amounts in the financial statements have been restated to retroactively reflect the two-for-one stock split.

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

    RESULTS OF OPERATIONS FOR EACH OF THE THREE MONTHS AND SIX MONTHS ENDED JUNE
     30, 2000 AND 1999

    Temporary services revenues were $606 million and $460 million for the three months ended June 30, 2000 and 1999, respectively, increasing by 32% during the three months ended June 30, 2000 compared to the same period in 1999. Temporary services revenues were $1,180 million and $910 million for the six months ended June 30, 2000 and 1999, respectively, increasing by 30% during the six months ended June 30, 2000 compared to the same period in 1999. Permanent placement revenues were $65 million and $37 million for the three months ended June 30, 2000 and 1999, respectively, increasing by 76% during the three months ended June 30, 2000 compared to the same period in 1999. Permanent placement revenues were $124 million and $72 million for the six months ended June 30, 2000 and 1999, respectively, increasing by 72% during the six months ended June 30, 2000 compared to the same period in 1999. Overall revenue increases reflect continued demand for the Company's services, which the Company believes is a result of increased acceptance in the use of professional staffing services.

    The Company currently has more than 280 offices in 40 states and eight foreign countries. Domestic operations represented 89% of revenues for both the three and six months ended June 30, 2000, and 88% of revenues for both the three and six months ended June 30, 1999. Foreign operations represented 11% of revenues for both the three and six months ended June 30, 2000, and 12% revenues for both the three and six months ended June 30, 1999.

    Gross margin dollars from the Company's temporary services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for the Company's temporary services were $224 million and $437 million for the three and six months ended June 30, 2000, respectively, compared to $167 million and $330 million for the comparable periods in 1999, increasing by 34% and 32% for the three and six months ended June 30, 2000, respectively. Gross margin amounts equaled 37% of revenues for temporary services for both the three and six months ended
June 30, 2000, compared to 36% of temporary service revenues for both the three and six months ended June 30, 1999, which the Company believes reflects its ability to adjust billing rates and wage rates to underlying market conditions. Gross margin dollars for the Company's permanent placement division were $65 million and $124 million for the three and six months ended June 30, 2000, respectively, compared to $37 million and $72 million for the comparable periods in 1999, increasing by 76% and 72% for the three and six months ended June 30, 2000, respectively.

    Selling, general and administrative expenses were $215 million and $416 million for the three and six months ended June 30, 2000, respectively, compared to $149 million and $288 million during the three and six months ended June 30, 1999, respectively. Selling, general and administrative expenses as a percentage of revenues were 32% for both the three and six months ended June 30, 2000, compared to 30% and 29% for the three and six months ended June 30, 1999, respectively. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The increase in 2000 relates primarily to various candidate recruitment initiatives, both online and through traditional means.

    The Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although management believes that goodwill has an unlimited life, the Company amortizes these costs over 40 years. Management believes that its strategy of making acquisitions of established companies in established markets and maintaining its presence in these markets preserves the goodwill for an indeterminate period. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at June 30, 2000. Intangible assets represented 19% of total assets and 26% of total stockholders' equity at June 30, 2000.

    Interest income for the three months ended June 30, 2000 and 1999 was $2,660,000 and $1,604,000, respectively, while interest expense for the three months ended June 30, 2000 and 1999 was $202,000 and $87,000, respectively. Interest income for the six months ended June 30, 2000 and 1999 was $4,416,000 and $3,142,000, respectively, while interest expense for the six months ended June 30, 2000 and 1999 was $502,000 and $318,000, respectively. The increase in interest income is primarily attributable to increased balances in interest-bearing cash and cash equivalents.

    The provision for income taxes was 38% for both the three and six months ended June 30, 2000, respectively, compared to 39% and 40% for the three and six months ended June 30, 1999, respectively. This decrease reflects the impact of various state tax planning initiatives undertaken during 1999.

    LIQUIDITY AND CAPITAL RESOURCES

    The change in the Company's liquidity during the six months ended June 30, 2000 is the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and principal payments on outstanding notes payable. As of June 30, 2000, the Company has authorized the repurchase from time to time, of up to 18 million shares of the Company's common stock on the open market or in privately negotiated transactions, depending on market conditions. During the six months ended June 30, 2000, the Company repurchased approximately 867,000 shares of common stock on the open market bringing the total shares repurchased under the authorization to 12,682,000. All shares have been restated to retroactively reflect the stock split described in Note C: Stock Split. Repurchases of the securities have been funded with cash generated from operations. For the six months ended June 30, 2000, the Company generated $115 million from operations, used $29 million in investing activities and used $9 million in financing activities.

    The Company's working capital at June 30, 2000, included $229 million in cash and cash equivalents. In addition at June 30, 2000, the Company had available $75 million of its $80 million bank revolving line of credit. The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company, the Company's fixed payments, and other obligations on both a short and long-term basis. As of June 30, 2000, the Company had no material capital commitments.

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

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 4, 2000, registrant held its annual meeting of stockholders. The three matters presented to stockholders at the annual meeting were (a) the election of three directors to Class I, (b) the ratification of certain amendments to the registrant's Equity Incentive Plan and the re-approval of the plan, as amended, in its entirety and (c) the ratification of certain amendments to the registrant's Annual Performance Bonus Plan and the re-approval of the plan, as amended, in its entirety. The vote for director was as follows:

NOMINEE                                                     SHARES FOR   SHARES WITHHELD
-------                                                     ----------   ---------------
Andrew S. Berwick, Jr.....................................  81,759,296       572,092
Frederick P. Furth........................................  81,755,294       576,094
M. Keith Waddell..........................................  81,767,184       564,204

    The continuing directors, whose terms of office did not expire at the meeting, are Edward W. Gibbons, Harold M. Messmer, Jr., Frederick A. Richman, Thomas J. Ryan and J. Stephen Schaub.

    The proposal regarding the Equity Incentive Plan was approved by the following vote:

For:                             49,008,824
Against:                         20,480,680
Abstain:                            217,787
Broker Non-Vote:                 12,624,097

    The proposal regarding the Annual Performance Bonus Plan was approved by the following vote:

For:                             79,978,132
Against:                          2,162,162
Abstain:                            191,094
Broker Non-Vote:                          0

    No other matters were voted upon at the annual meeting.

    The foregoing numbers are the actual totals and have not been adjusted to reflect the two-for-one stock split effected in the form of a one-for-one stock dividend on June 12, 2000.

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

EXHIBIT NO.                             EXHIBIT
-----------                             -------
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

Date: August 2, 2000