Form 10-Q
period 2000-09-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2000-11-13
CIK 315213

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

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2000:

               177,689,694 shares of $.001 par value Common Stock

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                   2000            1999
                                                               -------------   ------------
                                                                (UNAUDITED)
                                          ASSETS:

Cash and cash equivalents...................................     $260,434        $151,074
Accounts receivable, less allowances of $17,095 and
  $13,424...................................................      376,435         309,278
Other current assets........................................       39,856          30,187
                                                                 --------        --------
    Total current assets....................................      676,725         490,539
Intangible assets, less accumulated amortization of $67,102
  and $60,889...............................................      173,122         175,747
Property and equipment, less accumulated depreciation of
  $119,091 and $82,413......................................      118,741         110,902
                                                                 --------        --------
    Total assets............................................     $968,588        $777,188
                                                                 ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable and accrued expenses.......................     $ 39,753        $ 29,835
Accrued payroll costs.......................................      192,366         145,410
Income taxes payable........................................        8,836              64
Current portion of notes payable and other indebtedness.....        1,209             898
                                                                 --------        --------
    Total current liabilities...............................      242,164         176,207
Notes payable and other indebtedness, less current
  portion...................................................        2,555           2,597
Deferred income taxes.......................................        9,676          22,281
                                                                 --------        --------
    Total liabilities.......................................      254,395         201,085

Commitments and Contingencies

                                   STOCKHOLDERS' EQUITY:

Common stock, $.001 par value authorized 260,000,000 shares;
  issued and outstanding 177,854,840 and 176,147,874
  shares....................................................          178             176
Capital surplus.............................................      398,351         303,005
Deferred compensation.......................................      (82,966)        (54,127)
Accumulated other comprehensive income......................       (5,272)         (2,420)
Retained earnings...........................................      403,902         329,469
                                                                 --------        --------
    Total stockholders' equity..............................      714,193         576,103
                                                                 --------        --------
    Total liabilities and stockholders' equity..............     $968,588        $777,188
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

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     SEPTEMBER 30,            SEPTEMBER 30,
                                                  --------------------   -----------------------
                                                    2000        1999        2000         1999
                                                  ---------   --------   ----------   ----------
                                                      (UNAUDITED)              (UNAUDITED)
Net service revenues............................  $689,585    $529,462   $1,993,431   $1,511,510
Direct costs of services, consisting of payroll,
  payroll taxes and insurance costs for
  temporary employees...........................   393,649     308,058    1,136,980      887,821
                                                  --------    --------   ----------   ----------
Gross margin....................................   295,936     221,404      856,451      623,689
Selling, general and administrative expenses....   219,880     164,668      635,576      452,368
Amortization of intangible assets...............     1,319       1,254        3,823        3,737
Interest income, net............................    (3,119)     (1,761)      (7,033)      (4,585)
                                                  --------    --------   ----------   ----------
Income before income taxes......................    77,856      57,243      224,085      172,169
Provision for income taxes......................    29,819      22,694       85,825       68,371
                                                  --------    --------   ----------   ----------
Net income......................................  $ 48,037    $ 34,549   $  138,260   $  103,798
                                                  ========    ========   ==========   ==========

Basic net income per share......................  $    .27    $    .19   $      .78   $      .57
Diluted net income per share....................  $    .26    $    .19   $      .74   $      .56

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

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2000        1999
                                                              ---------   --------
                                                                  (UNAUDITED)
COMMON STOCK--SHARES:
  Balance at beginning of period............................   176,148     182,450
  Issuances of restricted stock.............................     1,133         674
  Repurchases of common stock...............................    (2,337)     (6,198)
  Exercises of stock options................................     2,911         504
                                                              --------    --------
    Balance at end of period................................   177,855     177,430
                                                              ========    ========
COMMON STOCK--PAR VALUE:
  Balance at beginning of period............................  $    176    $    182
  Issuance of restricted stock..............................         1           2
  Repurchases of common stock...............................        (2)         (6)
  Exercises of stock options................................         3          --
                                                              --------    --------
    Balance at end of period................................  $    178    $    178
                                                              ========    ========
CAPITAL SURPLUS:
  Balance at beginning of period............................  $303,004    $270,609
  Issuances of restricted stock--excess over par value......    53,575       6,572
  Exercises of stock options--excess over par value.........    21,659       1,642
  Impact of equity incentive plans..........................    20,113       8,785
                                                              --------    --------
    Balance at end of period................................  $398,351    $287,608
                                                              ========    ========
DEFERRED COMPENSATION:
  Balance at beginning of period............................  $(54,127)   $(56,790)
  Issuances of restricted stock.............................   (53,576)     (6,573)
  Amortization of deferred compensation.....................    24,737      16,991
                                                              --------    --------
    Balance at end of period................................  $(82,966)   $(46,372)
                                                              ========    ========
ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Balance at beginning of period............................  $ (2,420)   $ (1,244)
  Translation adjustments...................................    (2,852)       (482)
                                                              --------    --------
    Balance at end of period................................  $ (5,272)   $ (1,726)
                                                              ========    ========
RETAINED EARNINGS:
  Balance at beginning of period............................  $329,469    $309,804
  Repurchases of common stock--excess over par value........   (63,827)    (82,006)
  Net income................................................   138,260     103,798
                                                              --------    --------
    Balance at end of period................................  $403,902    $331,596
                                                              ========    ========

COMPREHENSIVE INCOME:
  Net income................................................  $138,260    $103,798
  Translation adjustments...................................    (2,852)       (482)
                                                              --------    --------
    Total comprehensive income..............................  $135,408    $103,316
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

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2000        1999
                                                              ---------   --------
                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $138,260    $103,798
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Amortization of intangible assets.........................     3,823       3,737
  Depreciation expense......................................    37,504      24,218
  Provision for deferred income taxes.......................   (19,349)     (6,260)
  Tax impact of equity incentive plans......................    20,113       8,785
  Changes in assets and liabilities, net of effects of
    acquisitions:
    Increase in accounts receivable.........................   (66,741)    (50,677)
    Increase in accounts payable, accrued expenses and
      accrued payroll costs.................................    56,328      30,576
    Increase in income taxes payable........................     8,772         186
    Change in other assets, net of change in other
      liabilities...........................................    23,985      17,495
                                                              --------    --------
Total adjustments...........................................    64,435      28,060
                                                              --------    --------
Net cash and cash equivalents provided by operating
  activities................................................   202,695     131,858

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired........................    (3,153)         --
  Capital expenditures......................................   (47,467)    (34,745)
                                                              --------    --------
Net cash and cash equivalents used in investing
  activities................................................   (50,620)    (34,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchases of common stock and common stock
    equivalents.............................................   (63,829)    (82,009)
  Principal payments on notes payable and other
    indebtedness............................................      (548)         41
  Proceeds and capital impact of equity incentive plans.....    21,662       1,642
                                                              --------    --------
Net cash and cash equivalents used in financing
  activities................................................   (42,715)    (80,326)
                                                              --------    --------
Net increase in cash and cash equivalents...................   109,360      16,787
Cash and cash equivalents at beginning of period............   151,074     166,060
                                                              --------    --------
Cash and cash equivalents at end of period..................  $260,434    $182,847
                                                              ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..................................................  $    238    $    273
  Income taxes..............................................  $ 71,988    $ 65,871
Acquisitions:
  Assets acquired--
    Intangible assets.......................................  $  4,051    $     --
    Other...................................................       780          --
  Liabilities incurred--
    Notes payable and other contracts.......................    (1,132)         --
    Other...................................................      (546)         --
                                                              --------    --------
  Cash paid, net of cash acquired...........................  $  3,153    $     --
                                                              ========    ========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS. Robert Half International Inc. (the "Company") provides specialized staffing services through such divisions as ACCOUNTEMPS-REGISTERED TRADEMARK-, ROBERT HALF-REGISTERED TRADEMARK-, OFFICETEAM-REGISTERED TRADEMARK-, RHI CONSULTING-REGISTERED TRADEMARK-, RHI MANAGEMENT RESOURCES-REGISTERED TRADEMARK-, THE AFFILIATES-REGISTERED TRADEMARK-AND THE CREATIVE GROUP-REGISTERED TRADEMARK-. The Company, through its ACCOUNTEMPS, ROBERT HALF and RHI MANAGEMENT RESOURCES divisions, is the world's largest specialized provider of temporary, full-time and project professionals in the fields of accounting and finance. OFFICETEAM specializes in highly skilled temporary administrative support personnel. RHI CONSULTING provides contract information technology professionals. THE AFFILIATES provides temporary, project, and full-time staffing of attorneys and specialized support personnel within law firms and corporate legal departments. THE CREATIVE GROUP provides project staffing in the advertising, marketing, and Web design fields. Revenues are predominantly from temporary services. The Company operates in the United States, Canada, Europe and Australia. The Company is a Delaware corporation.

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

    The interim results for the three and nine months ended September 30, 2000, and 1999 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

    INTANGIBLE ASSETS. Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at acquisition date, which are being amortized on a straight-line basis over a period of 40 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at September 30, 2000.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

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

    The accounting policies of the segments are the same as those described in Note A: Summary of Significant Accounting Policies. The Company evaluates performance based on profit or loss from operations before interest expense, intangible amortization expense and income taxes.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

NOTE B--BUSINESS SEGMENTS (CONTINUED)

    The following table provides a reconciliation of revenue and operating profit by reportable segment to consolidated results (in thousands):

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                -----------------------   -----------------------
                                                   2000         1999         2000         1999
                                                ----------   ----------   ----------   ----------
                                                      (UNAUDITED)               (UNAUDITED)
Net service revenues
  Temporary and consultant staffing...........  $  623,365   $  485,873   $1,803,715   $1,395,501
  Permanent placement staffing................      66,220       43,589      189,716      116,009
                                                ----------   ----------   ----------   ----------
                                                $  689,585   $  529,462   $1,993,431   $1,511,510
                                                ==========   ==========   ==========   ==========
Operating income
  Temporary and consultant staffing...........  $   58,864   $   44,118   $  169,903   $  141,400
  Permanent placement staffing................      17,192       12,618       50,972       29,921
                                                ----------   ----------   ----------   ----------
                                                    76,056       56,736      220,875      171,321

Amortization of intangible assets.............       1,319        1,254        3,823        3,737
Interest income, net..........................      (3,119)      (1,761)      (7,033)      (4,585)
                                                ----------   ----------   ----------   ----------
Income before income taxes....................  $   77,856   $   57,243   $  224,085   $  172,169
                                                ==========   ==========   ==========   ==========

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

    RESULTS OF OPERATIONS FOR EACH OF THE THREE MONTHS AND NINE MONTHS ENDED
     SEPTEMBER 30, 2000 AND 1999

    Temporary services revenues were $623 million and $486 million for the three months ended September 30, 2000 and 1999, respectively, increasing by 28% during the three months ended September 30, 2000 compared to the same period in 1999. Temporary services revenues were $1.8 billion and $1.4 billion for the nine months ended September 30, 2000 and 1999, respectively, increasing by 29% during the nine months ended September 30, 2000 compared to the same period in 1999. Permanent placement revenues were $66 million and $43 million for the three months ended September 30, 2000 and 1999, respectively, increasing by 53% during the three months ended September 30, 2000 compared to the same period in 1999. Permanent placement revenues were $190 million and $116 million for the nine months ended September 30, 2000 and 1999, respectively, increasing by 64% during the nine months ended September 30, 2000 compared to the same period in 1999. Overall revenue increases reflect continued demand for the Company's services, which the Company believes is a result of increased acceptance in the use of professional staffing services.

    The Company currently has more than 290 offices in 40 states and nine foreign countries. Domestic operations represented 89% of revenues for both the three and nine months ended September 30, 2000 and 88% of revenues for both the three and nine months ended September 30, 1999. Foreign operations represented 11% of revenues for both the three and nine months ended September 30, 2000 and 12% of revenues for both the three and nine months ended September 30, 1999.

    Gross margin dollars from the Company's temporary services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for the Company's temporary services were $230 million and $667 million for the three and nine months ended September 30, 2000, respectively, compared to $178 million and $508 million for the comparable periods in 1999, increasing by 29% and 31% for the three and nine months ended September 30, 2000, respectively. Gross margin amounts equaled 37% of revenues for temporary services for both the three and nine months ended September 30, 2000, respectively, compared to 37% and 36% of temporary service revenues for the three and nine months ended September 30, 1999, which the Company believes reflects its ability to adjust billing rates and wage rates to underlying market conditions. Gross margin dollars for the Company's permanent placement division were $66 million and $190 million for the three and nine months ended September 30, 2000, respectively, compared to $43 million and $116 million for the comparable periods in 1999, increasing by 53% and 64% for the three and nine months ended September 30, 2000, respectively.

    Selling, general and administrative expenses were $220 million and $636 million for the three and nine months ended September 30, 2000, respectively, compared to $165 million and $452 million during the three and nine months ended September 30, 1999, respectively. Selling, general and administrative expenses as a percentage of revenues were 32% for both the three and nine months ended September 30, 2000, compared to 31% and 30% for the three and nine months ended September 30, 1999, respectively. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The increase in 2000 relates primarily to various candidate recruitment initiatives, both online and through traditional means.

    The Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although management believes that goodwill has an unlimited life, the Company amortizes these costs over 40 years. Management believes that its strategy of making acquisitions of established companies in established markets and maintaining its presence in these markets preserves the goodwill for an indeterminate period. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at September 30, 2000. Intangible assets represented 18% of total assets and 24% of total stockholders' equity at September 30, 2000.

    Interest income for the three months ended September 30, 2000 and 1999 was $3,317,000 and $1,961,000, respectively, while interest expense for the three months ended September 30, 2000 and 1999 was $198,000 and $200,000, respectively. Interest income for the nine months ended September 30, 2000 and 1999 was $7,733,000 and $5,104,000 respectively, while interest expense for the nine months ended September 30, 2000 and 1999 was $700,000 and $519,000, respectively. The increase in interest income is primarily attributable to increased balances in interest-bearing cash and cash equivalents.

    The provision for income taxes was 38% for both the three and nine months ended September 30, 2000, compared to 40% for both the three and nine months ended September 30, 1999. This decrease reflects the impact of various state tax planning initiatives undertaken during 1999.

    LIQUIDITY AND CAPITAL RESOURCES

    The change in the Company's liquidity during the nine months ended
September 30, 2000 is the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and principal payments on outstanding notes payable. As of September 30, 2000, the Company has authorized the repurchase, from time to time, of up to 18 million shares of the Company's common stock on the open market or in privately negotiated transactions, depending on market conditions. During the nine months ended September 30, 2000, the Company repurchased approximately 1,691,000 shares of common stock on the open market bringing the total shares repurchased under the authorization to 13,506,000. All shares have been restated to retroactively reflect the two-for-one stock split effected in the form of a stock dividend in June 2000. Repurchases of the securities have been funded with cash generated from operations. For the nine months ended September 30, 2000, the Company generated $203 million from operations, used $51 million in investing activities and used $43 million in financing activities.

    The Company's working capital at September 30, 2000, included $260 million in cash and cash equivalents. In addition, at September 30, 2000, the Company had available $75 million of its $80 million bank revolving line of credit. The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company, the Company's fixed payments, and other obligations on both a short and long-term basis. As of September 30, 2000, the Company had no material capital commitments.

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

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits.

        EXHIBIT NO.                             EXHIBIT
        -----------                             -------
           10.1       Equity Incentive Plan.
           10.2       Form of Amended and Restated Consulting Agreement.
           10.3       Collateral Assignment of Split Dollar Insurance Agreement.
           10.4       Form of Indemnification Agreement for Executive Officers.
           10.5       Severance Agreement dated as of August 2, 2000, between
                      Registrant and Paul F. Gentzkow.
           10.6       Agreement dated as of July 31, 1995, between Registrant and
                      Paul F. Gentzkow.
           10.7       Severance Agreement dated as of October 1, 1991, between
                      Registrant and Paul F. Gentzkow.
           11         Computation of Per Share Earnings.
           27         Financial Data Schedule.

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

                                          ROBERT HALF INTERNATIONAL INC.
                                                    (Registrant)

                                          By         /s/ M. KEITH WADDELL

                                            ------------------------------------

                                                     M. Keith Waddell,
                                               VICE CHAIRMAN, CHIEF FINANCIAL
                                                   OFFICER AND TREASURER
                                                (PRINCIPAL FINANCIAL OFFICER
                                               AND DULY AUTHORIZED SIGNATORY)

Date: November 13, 2000