Form 10-K405
period 2000-12-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2001-03-23
CIK 315213

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                      None
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of February 28, 2001, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $3,900,000,000 based on the closing sale price on that date. This amount excludes the market value of 13,747,339 shares of Common Stock directly or indirectly held by registrant's directors and officers and their affiliates.

    As of February 28, 2001, there were outstanding 176,201,160 shares of the registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement to be mailed to stockholders in connection with the registrant's annual meeting of stockholders, scheduled to be held in May 2001, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be part of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    Robert Half International Inc. is the world's largest specialized provider of temporary and permanent personnel in the fields of accounting and finance. Its divisions include ACCOUNTEMPS-Registered Trademark- and ROBERT HALF-Registered Trademark-, providers of temporary and permanent personnel, respectively, in the fields of accounting and finance. The Company, utilizing its experience as a specialized provider of temporary and permanent personnel, has expanded into additional specialty fields. In 1991, the Company formed OFFICETEAM-Registered Trademark- to provide skilled temporary administrative and office personnel. In 1994, the Company established RHI
CONSULTING-Registered Trademark- to concentrate on providing temporary and contract information technology professionals in positions ranging from PC support technician to chief information officer. In 1992, the Company acquired THE AFFILIATES-Registered Trademark-, which focuses on placing temporary and regular employees in paralegal, legal administrative and other legal support positions. In 1997, the Company established RHI MANAGEMENT
RESOURCES-REGISTERED TRADEMARK- to provide senior level project professionals specializing in the accounting and finance fields. THE CREATIVE
GROUP-Registered Trademark- provides project staffing in the advertising, marketing and web design fields.

    The Company's business was originally founded in 1948. Prior to 1986, the Company was primarily a franchisor of ACCOUNTEMPS and ROBERT HALF offices. Beginning in 1986, the Company and its current management embarked on a strategy of acquiring franchised locations and other local or regional independent providers of specialized temporary service personnel. The Company has acquired all but three of the ACCOUNTEMPS and ROBERT HALF franchises and has also acquired other local or regional providers of specialized temporary service personnel. Since 1986, the Company has significantly expanded operations at many of the acquired locations and has opened many new locations. The Company believes that direct ownership of offices allows it to better monitor and protect the image of its tradenames, promotes a more consistent and higher level of quality and service throughout its network of offices and improves profitability by centralizing many of its administrative functions. The Company currently has more than 300 offices in 40 states and the District of Columbia and nine foreign countries and placed approximately 240,000 employees on temporary assignment with clients in 2000.

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

MARKETING AND RECRUITING

    The Company markets its services to clients as well as employment candidates. Local marketing and recruiting are generally conducted by each office or related group of offices. Local advertising directed to clients and employment candidates consists primarily of yellow pages advertisements, classified advertisements, websites, trade shows and advertising on the internet. Direct marketing through mail and telephone solicitation also constitutes a significant portion of the Company's total advertising. National advertising conducted by the Company consists primarily of radio, television, print advertisements in national newspapers, magazines and certain trade journals. The Company has initiated programs to take advantage of the Internet as a resource for recruiting candidates and filling client orders. Recent Internet initiatives include forging traffic building alliances with leading Internet career search sites. The Company plans to expand its use of the Internet in all aspects of sales and recruitment. Joint marketing arrangements have been entered into with Microsoft, Peachtree Software and Intuit and typically provide for cooperative advertising, joint mailings and similar promotional activities. The Company also actively seeks endorsements and affiliations with professional organizations in the business management, office administration and professional secretarial fields. The Company also conducts public relations activities designed to enhance public recognition of the Company and its services. Local employees are encouraged to be active in civic organizations and industry trade groups.

    The Company owns many trademarks, service marks and tradenames, including the ROBERT HALF-Registered Trademark-, ACCOUNTEMPS-Registered Trademark-, OFFICETEAM-Registered Trademark-, THE AFFILIATES-Registered Trademark-, RHI CONSULTING-Registered Trademark-, RHI MANAGEMENT RESOURCES-REGISTERED TRADEMARK-and THE CREATIVE GROUP-Registered Trademark- marks, which are registered in the United States and in a number of foreign countries.

ORGANIZATION

    Management of the Company's operations is coordinated from its headquarters facilities in Menlo Park and Pleasanton, California. The Company's headquarters provides support and centralized services to its offices in the administrative, marketing, accounting, training and legal areas, particularly as it relates to the standardization of the operating procedures of its offices. The Company has more than 300 offices in 40 states and the District of Columbia and nine foreign countries. Office managers are responsible for most activities of their offices, including sales, local advertising and marketing and recruitment.

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

EMPLOYEES

    The Company has approximately 8,300 full-time staff employees. The Company's offices placed approximately 240,000 employees on temporary assignments with clients during 2000. Temporary employees placed by the Company are the Company's employees for all purposes while they are working on assignments. The Company pays the related costs of employment, such as workers' compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company provides voluntary health insurance coverage to interested temporary employees.

OTHER INFORMATION

    The Company's current business constitutes two business segments. (See
Note L of Notes to Consolidated Financial Statement in Item 8. Financial Statements and Supplementary Data for financial information about the Company's segments.)

    The Company is not dependent upon a single customer or a limited number of customers. The Company's operations are generally more active in the first and fourth quarters of a calendar year. Order backlog is not a material aspect of the Company's business and no material portion of the Company's business is subject to government contracts.

    Information about foreign operations is contained in Note L of Notes to Consolidated Financial Statements in Item 8. The Company does not have export sales.

RISK FACTORS

    The Company's business prospects are subject to various risks and uncertainties that impact its business. The most important of these risks and uncertainties are as follows:

    BUSINESS HIGHLY DEPENDENT UPON THE STATE OF THE ECONOMY. The demand for the Company's services is highly dependent upon the state of the economy and upon the staffing needs of the Company's clients. Any variation in the economic condition or unemployment levels of the U.S. or of any of the foreign countries in which the Company does business, or in the economic condition of any region of any of the foregoing, or in any specific industry may severely reduce the demand for the Company's services and thereby significantly decrease the Company's revenues and profits.

    AVAILABILITY OF CANDIDATES. The Company's business consists of the placement of individuals seeking temporary and permanent employment. There can be no assurance that qualified candidates for employment will continue to seek temporary employment through the Company. Qualified candidates generally seek temporary or permanent positions through multiple sources, including the Company and its competitors. Any shortage of qualified candidates could materially adversely affect the Company.

    HIGHLY COMPETITIVE BUSINESS. The personnel services business is highly competitive and, because it is a service business, the barriers to entry are quite low. There are many competitors, some of which have greater resources than the Company, and new competitors are entering the market all the time. In addition, long-term contracts form a negligible portion of the Company's revenue. Therefore, there can be no assurance that the Company will be able to retain clients or market share in the future. Nor can there be any assurance that the Company will, in light of competitive pressures, be able to remain profitable or, if profitable, maintain its current profit margins.

    POTENTIAL LIABILITY TO EMPLOYEES AND CLIENTS. The Company's temporary services business entails employing individuals on a temporary basis and placing such individuals in clients' workplaces. The Company's ability to control the workplace environment is limited. As the employer of record of its temporary employees, the Company incurs a risk of liability to its temporary employees for various workplace events, including claims of physical injury, discrimination or harassment. While such claims have not historically had a material adverse effect upon the Company, there can be no assurance that such claims in the future will not result in adverse publicity or have a material adverse effect upon the Company. The Company also incurs a risk of liability to its clients resulting from allegations of errors, omissions or theft by its temporary employees. The Company maintains insurance with respect to many of such claims. While such claims have not historically had a material adverse effect upon the Company, there can be no assurance that the Company will continue to be able to obtain insurance at a cost that does not have a material adverse effect upon the Company or that such claims (whether by reason of the Company not having insurance or by reason of such claims being outside the scope of the Company's insurance) will not have a material adverse effect upon the Company.

    DEPENDENCE UPON PERSONNEL. The Company is engaged in the personnel services business. As such, its success or failure is highly dependent upon the performance of its management personnel and employees, rather than upon technology or upon tangible assets (of which the Company has few). There can be no assurance that the Company will be able to attract and retain the personnel that are essential to its success.

    GOVERNMENT REGULATION OF THE PERSONNEL SERVICES BUSINESS. The Company's business is subject to regulation or licensing in many states and in certain foreign countries. While the Company has had no material difficulty complying with regulations in the past, there can be no assurance that the Company will be able to continue to obtain all necessary licenses or approvals or that the cost of compliance will not prove to be material. Any inability of the Company to comply with government regulation or licensing requirements could materially adversely affect the Company.

    GOVERNMENT REGULATION OF THE WORKPLACE. The Company's temporary services business entails employing individuals on a temporary basis and placing such individuals in clients' workplaces. Increased government regulation of the workplace or of the employer-employee relationship could materially adversely affect the Company.

    RELIANCE ON SHORT-TERM CONTRACTS. Because long-term contracts are not a significant part of the Company's business, future results cannot be reliably predicted by considering past trends or extrapolating past results.

ITEM 2.  PROPERTIES

    The Company's headquarters operations are located in Menlo Park and Pleasanton, California. Placement activities are conducted through more than 300 offices located in the United States, Canada, the United Kingdom, Belgium, France, the Netherlands, Germany, the Czech Republic, Ireland and Australia. All of the offices are leased.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is listed for trading on the New York Stock Exchange under the symbol "RHI". On December 31, 2000, there were approximately 2,400 holders of record of the Common Stock.

    Following is a list by fiscal quarters of the sales prices of the stock, adjusted, as appropriate, to reflect the two-for-one stock split effected in the form of a stock dividend in June 2000:

                                                         SALES PRICES
                                                      -------------------
2000                                                    HIGH       LOW
----                                                  --------   --------
4th Quarter.........................................   $38.63     $24.06
3rd Quarter.........................................   $35.31     $28.50
2nd Quarter.........................................   $32.50     $22.81
1st Quarter.........................................   $24.00     $12.34

                                                         SALES PRICES
                                                      -------------------
1999                                                    HIGH       LOW
----                                                  --------   --------
4th Quarter.........................................   $15.00     $10.22
3rd Quarter.........................................   $13.59     $10.81
2nd Quarter.........................................   $18.75     $10.94
1st Quarter.........................................   $24.19     $15.00

    No cash dividends were paid in 2000 or 1999. The Company, as it deems appropriate, may continue to retain all earnings for use in its business or may consider paying a dividend in the future.

ITEM 6. SELECTED FINANCIAL DATA

    Following is a table of selected financial data of the Company for the last five years:

                                                        YEARS ENDED DECEMBER 31,
                                     --------------------------------------------------------------
                                        2000         1999         1998         1997         1996
                                     ----------   ----------   ----------   ----------   ----------
                                                             (IN THOUSANDS)
INCOME STATEMENT DATA:
Net service revenues...............  $2,699,319   $2,081,321   $1,793,041   $1,302,876   $  898,635
Direct costs of services,
 consisting of payroll, payroll
 taxes and insurance costs for
 temporary employees...............   1,538,556    1,219,270    1,070,834      785,546      545,343
                                     ----------   ----------   ----------   ----------   ----------
Gross margin.......................   1,160,763      862,051      722,207      517,330      353,292
Selling, general and administrative
 expenses..........................     864,418      628,405      501,626      357,766      246,485
Amortization of intangible
 assets............................       5,157        4,990        4,993        4,926        5,405
Interest income, net...............     (10,439)      (6,041)      (5,588)      (4,190)      (2,243)
                                     ----------   ----------   ----------   ----------   ----------
Income before income taxes.........     301,627      234,697      221,176      158,828      103,645
Provision for income taxes.........     115,524       93,256       89,596       65,131       42,543
                                     ----------   ----------   ----------   ----------   ----------
Net income.........................  $  186,103   $  141,441   $  131,580   $   93,697   $   61,102
                                     ==========   ==========   ==========   ==========   ==========

                                                          YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              2000       1999       1998       1997       1996
                                            --------   --------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NET INCOME PER SHARE:
  BASIC...................................  $   1.05   $    .78   $    .72   $    .52   $    .35
  DILUTED.................................  $   1.00   $    .77   $    .69   $    .50   $    .33
SHARES:
  BASIC...................................   177,750    180,446    183,300    181,336    176,534
  DILUTED.................................   186,068    184,589    189,643    187,998    183,044

                                                                DECEMBER 31,
                                            ----------------------------------------------------
                                              2000       1999       1998       1997       1996
                                            --------   --------   --------   --------   --------
                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Intangible assets, net....................  $168,050   $175,747   $178,363   $177,425   $174,663
Total assets..............................  $971,029   $777,188   $703,719   $561,367   $416,012
Debt financing............................  $  3,764   $  3,495   $  4,712   $  8,157   $  6,611
Stockholders' equity......................  $718,539   $576,103   $522,470   $418,800   $308,445

    All shares and per share amounts have been restated to retroactively reflect the two-for-one stock split effected in the form of a stock dividend in June 2000 and the three-for-two stock split effected in the form of a stock dividend in September 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain information contained in Management's Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the Company's future operating results or financial positions. These statements may be identified by words such as "estimate", "project", "plan", "intend", "believe", "expect", "anticipate", or variations or negatives thereof or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. These risks and uncertainties include, but are not limited to, the following: changes in levels of unemployment and other economic conditions in the U.S. or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of qualified candidates for temporary employment or the Company's ability to attract qualified candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company's services, on the Company's ability to maintain its profit margins; the possibility of the Company incurring liability for the activities of its temporary employees or for events impacting its temporary employees on clients' premises; the success of the Company in attracting, training and retaining qualified management personnel and other staff employees; and whether governments will impose additional regulations or licensing requirements on personnel services businesses in particular or on employer/ employee relationships in general. Because long-term contracts are not a significant part of the Company's business, future results cannot be reliably predicted by considering past trends or extrapolating past results.

    RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 2000

    Temporary and consultant staffing revenues were $2.45 billion, $1.92 billion and $1.66 billion for the years ended December 31, 2000, 1999 and 1998, respectively, increasing by 28% during 2000 and 16% during 1999. The increase in revenues during these periods reflected in part revenues generated from the Company's OFFICETEAM, RHI CONSULTING, and RHI MANAGEMENT RESOURCES divisions, which were started in 1991, 1994 and 1997, respectively. Permanent placement staffing revenues were $252 million, $159 million and $136 million for the years ended December 31, 2000, 1999 and 1998, respectively, increasing by 58% during 2000 and 17% during 1999. Overall revenue increases reflect continued demand for the Company's services, which the Company believes is a result of increased acceptance in the use of professional staffing services.

    As of December 31, 2000, the Company had more than 300 offices in 40 states and the District of Columbia and nine foreign countries. Revenues from domestic operations represented 89%, 88% and 89% of revenues for the years ended
December 31, 2000, 1999 and 1998, respectively. Revenues from foreign operations represented 11%, 12% and 11% of revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

    Gross margin dollars from the Company's temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement staffing services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for the Company's temporary and consultant staffing services were $908 million, $703 million and $586 million for the years ended December 31, 2000, 1999 and 1998, respectively, increasing by 29% in 2000 and 20% in 1999. Gross margin amounts equaled 37% of revenues for temporary and consultant staffing services for both the years ended December 31, 2000 and 1999 and 35% of revenues for temporary and consultant staffing services for the year ended December 31, 1998, which the Company believes reflects its ability to adjust billing rates and wage rates to underlying market conditions. Gross margin dollars for the Company's permanent placement staffing division were $252 million, $159 million and $136 million for each of the years ended December 31, 2000, 1999 and 1998, respectively, increasing by 58% and 17% in 2000 and 1999, respectively.

    Selling, general and administrative expenses were $864 million during 2000, compared to $628 million in 1999 and $502 million in 1998. Selling, general and administrative expenses as a percentage of revenues were 32% for the year ended December 31, 2000, and 30% for the year ended December 31, 1999 and 28% for the year ended December 31, 1998. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The increase in 2000 relates primarily to additional field staff, technology, and various candidate recruitment initiatives, including those related to the Internet.

    The Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although management believes that goodwill has an unlimited life, the Company amortizes these costs over 40 years. Management believes that its previous acquisitions of established companies in established markets and maintaining its presence in these markets preserves the goodwill for an indeterminate period. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value. Based upon its most recent analysis, the Company believes that there was no material impairment of intangible assets at December 31, 2000. Net intangible assets represented 17% of total assets and 23% of total stockholders' equity at December 31, 2000.

    Interest income for the years ended December 31, 2000, 1999 and 1998 was $11.3 million, $6.8 million and $6.9 million, respectively. Interest expense for the years ended December 31, 2000, 1999 and 1998 was $.9 million, $.7 million and $1.4 million, respectively. The increase in interest income is primarily attributable to increased balances in interest-bearing cash and cash equivalents.

    The provision for income taxes was 38% for the year ended December 31, 2000, and 40% for the year ended December 31, 1999 and 41% for the year ended
December 31, 1998. This decrease reflects the impact of various state tax planning initiatives undertaken during 1999.

    LIQUIDITY AND CAPITAL RESOURCES

    The change in the Company's liquidity during the past three years is the net effect of funds generated by operations and the funds used for the staffing services acquisitions, capital expenditures, repurchases of common stock, and principal payments on outstanding notes payable. As of December 31, 2000, the Company has authorized the repurchase, from time to time, of up to 18 million shares of the Company's common stock on the open market or in privately negotiated transactions, depending on market conditions. During the year ended December 31, 2000, the Company repurchased approximately 3.9 million shares of common stock on the open market bringing the total shares repurchased under the authorization to 15.7 million. All shares have been restated to retroactively reflect the two-for-one stock split effected in the form of a stock dividend in June 2000. Repurchases of the securities have been funded with cash generated from operations. For the year ended December 31, 2000, the Company generated $267 million from operations, used $77 million in investing activities and used $102 million in financing activities.

    The Company's working capital at December 31, 2000, included $239 million in cash and cash equivalents. In addition, at December 31, 2000, the Company had available $75 million of its $80 million bank revolving line of credit. The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company, the Company's fixed payments, and other obligations on both a short and long-term basis. As of December 31, 2000, the Company had no material capital commitments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's market risk sensitive instruments do not subject the Company to material market risk exposures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------

                                     ASSETS:

Cash and cash equivalents...................................  $239,192   $151,074
Accounts receivable, less allowances of $17,207 and
  $13,424...................................................   390,369    309,278
Other current assets........................................    42,049     30,187
                                                              --------   --------
  Total current assets......................................   671,610    490,539
Intangible assets, less accumulated amortization of $69,290
  and $60,889...............................................   168,050    175,747
Property and equipment, less accumulated depreciation of
  $118,940 and $82,413......................................   131,369    110,902
                                                              --------   --------
  Total assets..............................................  $971,029   $777,188
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable and accrued expenses.......................  $ 51,073   $ 29,835
Accrued payroll costs.......................................   182,241    145,410
Income taxes payable........................................     2,619         64
Current portion of notes payable and other indebtedness.....     1,223        898
                                                              --------   --------
  Total current liabilities.................................   237,156    176,207
Notes payable and other indebtedness, less current
  portion...................................................     2,541      2,597
Deferred income taxes and other liabilities.................    12,793     22,281
                                                              --------   --------
  Total liabilities.........................................   252,490    201,085
                                                              --------   --------
Commitments and Contingencies

                              STOCKHOLDERS' EQUITY:

Common stock, $.001 par value authorized 260,000,000 shares;
  issued and outstanding 176,050,349 and 176,147,874
  shares....................................................       176        176
Capital surplus.............................................   406,471    303,004
Deferred compensation.......................................   (72,870)   (54,127)
Accumulated other comprehensive income......................    (4,192)    (2,419)
Retained earnings...........................................   388,954    329,469
                                                              --------   --------
  Total stockholders' equity................................   718,539    576,103
                                                              --------   --------
  Total liabilities and stockholders' equity................  $971,029   $777,188
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

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------

Net service revenues.....................................  $2,699,319   $2,081,321   $1,793,041
Direct costs of services, consisting of payroll, payroll
  taxes and insurance costs for temporary employees......   1,538,556    1,219,270    1,070,834
                                                           ----------   ----------   ----------
Gross margin.............................................   1,160,763      862,051      722,207
Selling, general and administrative expenses.............     864,418      628,405      501,626
Amortization of intangible assets........................       5,157        4,990        4,993
Interest income, net.....................................     (10,439)      (6,041)      (5,588)
                                                           ----------   ----------   ----------
Income before income taxes...............................     301,627      234,697      221,176
Provision for income taxes...............................     115,524       93,256       89,596
                                                           ----------   ----------   ----------
Net income...............................................  $  186,103   $  141,441   $  131,580
                                                           ==========   ==========   ==========

Basic net income per share...............................  $     1.05   $      .78   $      .72
Diluted net income per share.............................  $     1.00   $      .77   $      .69

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

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
COMMON STOCK--SHARES:
  Balance at beginning of period............................   176,148    182,451    182,416
  Issuances of restricted stock.............................     1,123      2,036      1,470
  Repurchases of common stock...............................    (4,606)    (9,060)    (4,235)
  Exercises of stock options................................     3,385        721      2,800
                                                              --------   --------   --------
    Balance at end of period................................   176,050    176,148    182,451
                                                              ========   ========   ========
COMMON STOCK--PAR VALUE:
  Balance at beginning of period............................  $    176   $    182   $    182
  Issuances of restricted stock.............................         1          2          1
  Repurchases of common stock...............................        (5)        (9)        (4)
  Exercises of stock options................................         4          1          3
                                                              --------   --------   --------
    Balance at end of period................................  $    176   $    176   $    182
                                                              ========   ========   ========
CAPITAL SURPLUS:
  Balance at beginning of period............................  $303,004   $270,520   $196,798
  Issuances of restricted stock--excess over par value......    53,427     20,663     31,514
  Exercises of stock options--excess over par value.........    25,362      1,968      8,452
  Impact of equity incentive plans..........................    24,678      9,853     33,756
                                                              --------   --------   --------
    Balance at end of period................................  $406,471   $303,004   $270,520
                                                              ========   ========   ========
DEFERRED COMPENSATION:
  Balance at beginning of period............................  $(54,127)  $(56,790)  $(44,276)
  Issuances of restricted stock.............................   (53,428)   (20,664)   (31,515)
  Amortization of deferred compensation.....................    34,685     23,327     19,001
                                                              --------   --------   --------
    Balance at end of period................................  $(72,870)  $(54,127)  $(56,790)
                                                              ========   ========   ========
ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Balance at beginning of period............................  $ (2,419)  $ (1,244)  $ (1,347)
  Translation adjustments...................................    (1,773)    (1,175)       103
                                                              --------   --------   --------
    Balance at end of period................................  $ (4,192)  $ (2,419)  $ (1,244)
                                                              ========   ========   ========
RETAINED EARNINGS:
  Balance at beginning of period............................  $329,469   $309,804   $267,444
  Repurchases of common stock--excess over par value........  (126,618)  (121,776)   (89,220)
  Net income................................................   186,103    141,441    131,580
                                                              --------   --------   --------
    Balance at end of period................................  $388,954   $329,469   $309,804
                                                              ========   ========   ========
COMPREHENSIVE INCOME:
  Net income................................................  $186,103   $141,441   $131,580
  Translation adjustments...................................    (1,773)    (1,175)       103
                                                              --------   --------   --------
    Total comprehensive income..............................  $184,330   $140,266   $131,683
                                                              ========   ========   ========

     All shares and amounts have been restated to retroactively reflect the two-for-one stock split effected in the form of a stock dividend in June 2000.

          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $186,103   $141,441   $131,580
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Amortization of intangible assets.....................     5,157      4,990      4,993
      Depreciation expense..................................    51,482     34,124     19,643
      Provision for deferred income taxes...................   (16,156)    (6,894)     1,902
      Tax impact of equity incentive plans..................    24,678      9,853     33,756
    Changes in assets and liabilities, net of effects of
      acquisitions:
      Increase in accounts receivable.......................   (80,675)   (68,588)   (53,205)
      Increase in accounts payable, accrued expenses and
        accrued payroll costs...............................    60,697     23,297     27,761
      Increase (decrease) in income taxes payable...........     2,555     (3,746)     1,552
      Change in other assets, net of change in other
        liabilities.........................................    33,227     22,866     21,101
                                                              --------   --------   --------
    Total adjustments.......................................    80,965     15,902     57,503
                                                              --------   --------   --------
  Net cash and cash equivalents provided by operating
    activities..............................................   267,068    157,343    189,083
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired........................    (3,153)     --        (4,187)
  Capital expenditures......................................   (73,992)   (52,558)   (67,229)
                                                              --------   --------   --------
  Net cash and cash equivalents used in investing
    activities..............................................   (77,145)   (52,558)   (71,416)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchases of common stock and common stock
    equivalents.............................................  (126,623)  (121,780)   (89,222)
  Principal payments on notes payable and other
    indebtedness............................................      (548)        41     (2,186)
  Proceeds and capital impact of equity incentive plans.....    25,366      1,968      8,452
                                                              --------   --------   --------
  Net cash and cash equivalents used in financing
    activities..............................................  (101,805)  (119,771)   (82,956)
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........    88,118    (14,986)    34,711
Cash and cash equivalents at beginning of period............   151,074    166,060    131,349
                                                              --------   --------   --------
Cash and cash equivalents at end of period..................  $239,192   $151,074   $166,060
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest................................................  $    336   $    387   $    379
    Income taxes............................................  $101,256   $ 95,002   $ 54,538
  Acquisitions:
    Assets acquired--
      Intangible assets.....................................  $  4,051   $  --      $  3,967
      Other.................................................       780      --           622
    Liabilities incurred--
      Notes payable and contracts...........................    (1,132)     --         --
      Other.................................................      (546)     --          (402)
                                                              --------   --------   --------
    Cash paid, net of cash acquired.........................  $  3,153   $  --      $  4,187
                                                              ========   ========   ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS. Robert Half International Inc. (the "Company") provides specialized staffing services through such divisions as ACCOUNTEMPS, ROBERT HALF, OFFICETEAM, RHI CONSULTING, RHI MANAGEMENT RESOURCES, THE AFFILIATES and THE CREATIVE GROUP. The Company, through its ACCOUNTEMPS, ROBERT HALF, and RHI MANAGEMENT RESOURCES divisions, is the world's largest specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OFFICETEAM specializes in highly skilled temporary administrative support personnel. RHI CONSULTING provides information technology professionals. THE AFFILIATES provides temporary, project, and full-time staffing of attorneys and specialized support personnel within law firms and corporate legal departments. THE CREATIVE GROUP provides project staffing in the advertising, marketing, and web design fields. Revenues are predominantly from temporary services. The Company operates in the United States, Canada, Europe, and Australia. The Company is a Delaware corporation.

    PRINCIPLES OF CONSOLIDATION. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances have been eliminated. Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the 2000 presentation.

    REVENUE RECOGNITION. Temporary and consultant staffing services revenues are recognized when the services are rendered by the Company's temporary employees. Permanent placement staffing revenues are recognized when employment candidates accept offers of permanent employment. Allowances are established to estimate losses due to placed candidates not remaining employed for the Company's guarantee period, typically 90 days.

    CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with a maturity of three months or less as cash equivalents.

    INTANGIBLE ASSETS. Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at acquisition date, which are being amortized on a straight-line basis over a period of 40 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. Based upon its most recent analysis, the Company believes that there was no material impairment of intangible assets at December 31, 2000.

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

    ADVERTISING COSTS.  The Company expenses all advertising costs as incurred.

NOTE B--ACQUISITIONS

    The acquisitions made during 2000 and 1998 had no material pro forma impact on the results of operations. There were no acquisitions made in 1999.

NOTE C--NOTES PAYABLE AND OTHER INDEBTEDNESS

    The Company issued promissory notes as well as other forms of indebtedness in connection with certain acquisitions and other payment obligations. These are due in varying installments, carry varying interest rates and, in aggregate, amounted to $3.8 million at December 31, 2000 and $3.5 million at December 31, 1999. At December 31, 2000, $2.4 million of the notes were secured by a standby letter of credit (see Note D). The following table shows the schedule of maturities for notes payable and other indebtedness at December 31, 2000 (in thousands):

2001........................................................  $1,223
2002........................................................      61
2003........................................................      66
2004........................................................      71
2005........................................................      77
Thereafter..................................................   2,266
                                                              ------
                                                              $3,764
                                                              ======

    At December 31, 2000, the notes carried fixed rates and the weighted average interest rate for the above was approximately 7.8%, 8.1% and 8.2% for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE D--BANK LOAN (REVOLVING CREDIT)

    The Company has an unsecured credit facility which provides a line of credit of up to $80 million, which is available to fund the Company's general business and working capital needs, including acquisitions and the purchase of the Company's common stock, and to cover the issuance of debt support standby letters of credit up to $15 million.

    The Company had no borrowings on the line of credit outstanding and had used $5.2 million in debt support standby letters of credit as of December 31, 2000 and 1999. There is a commitment fee on the unused portion of the entire credit facility of .09%. The loan is subject to certain financial covenants which also affect the interest rates charged. The final maturity date for the credit facility is August 31, 2002.

NOTE E--ACCRUED PAYROLL COSTS

    Accrued payroll costs consisted of the following (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Payroll and bonuses.....................................  $105,935   $ 76,026
Employee benefits and workers' compensation.............    63,802     60,359
Payroll taxes...........................................    12,504      9,025
                                                          --------   --------
                                                          $182,241   $145,410
                                                          ========   ========

NOTE F--STOCKHOLDERS' EQUITY

    STOCK SPLIT--In June 2000, the Company effected a two-for-one stock split in the form of a stock dividend. All shares and per share amounts have been retroactively restated in the financial statements to reflect the stock split.

    STOCK REPURCHASE PROGRAM--As of December 31, 2000, the Company's Board of Directors has authorized the repurchase, from time to time, of up to 18 million shares of the Company's common stock on the open market or in privately negotiated transactions, depending on market conditions. During the year ended December 31, 2000, the Company repurchased approximately 3.9 million shares on the open market for a total cost of $111 million. Since 1997, the Company has repurchased approximately 15.7 million shares of common stock on the open market pursuant to this program.

NOTE G--INCOME TAXES

    The provision for income taxes for the years ended December 31, 2000, 1999 and 1998 consisted of the following (in thousands):

                                                     YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                    2000       1999       1998
                                                  --------   --------   --------
Current:
  Federal.......................................  $104,876   $79,061    $66,127
  State.........................................    18,518    13,292     15,243
  Foreign.......................................     8,286     7,797      6,324
Deferred--principally domestic..................   (16,156)   (6,894)     1,902
                                                  --------   -------    -------
                                                  $115,524   $93,256    $89,596
                                                  ========   =======    =======

    The income taxes shown above varied from the statutory federal income tax rates for these periods as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                       --------------------------------------
                                                         2000           1999           1998
                                                       --------       --------       --------
Federal U.S. income tax rate.........................    35.0%          35.0%          35.0%
State income taxes, net of federal tax benefit.......     3.6            4.3            4.6
Amortization of intangible assets....................      .4             .5             .6
Tax-free interest income.............................     (.4)           (.4)           (.4)
Other, net...........................................     (.3)            .3             .7
                                                         ----           ----           ----
Effective tax rate...................................    38.3%          39.7%          40.5%
                                                         ====           ====           ====

    The deferred portion of the tax provisions consisted of the following (in thousands):

                                                    YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   2000       1999       1998
                                                 --------   --------   --------
Amortization of franchise rights...............  $    (75)  $    (74)  $    (74)
Accrued expenses, deducted for tax when paid...   (17,779)    (7,515)    (7,317)
Capitalized costs for books, deducted for
  tax..........................................     9,704        212      9,660
Other, net.....................................    (8,006)       483       (367)
                                                 --------   --------   --------
                                                 $(16,156)  $ (6,894)  $  1,902
                                                 ========   ========   ========

    The deferred income tax amounts included on the balance sheet are comprised of the following (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Current deferred income tax assets, net.................  $(23,947)  $(16,717)
Long-term deferred income tax liabilities, net..........     1,315     11,251
                                                          --------   --------
                                                          $(22,632)  $ (5,466)
                                                          ========   ========

    No valuation allowances against deferred tax assets were required for the years ended December 31, 2000 and 1999.

    The components of the deferred income tax amounts at December 31, 2000 and 1999, were as follows (in thousands):

                                                              DECEMBER 31,
                                                           -------------------
                                                             2000       1999
                                                           --------   --------
Amortization of intangible assets........................  $ 15,064   $16,859
Accrued expenses, deducted for tax when paid.............   (13,547)   (9,010)
Fixed asset basis differences............................   (13,135)   (4,760)
Provision for bad debts..................................    (6,854)   (4,324)
Other, net...............................................    (4,160)   (4,231)
                                                           --------   -------
                                                           $(22,632)  $(5,466)
                                                           ========   =======

NOTE H--COMMITMENTS

    Rental expense, primarily for office premises, amounted to $47.4 million, $37.4 million and $30.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. The approximate minimum rental commitments for 2001 and thereafter under non-cancelable leases in effect at December 31, 2000, were as follows (in thousands):

2001........................................................  $55,462
2002........................................................  $53,940
2003........................................................  $47,401
2004........................................................  $39,819
2005........................................................  $32,363
Thereafter..................................................  $90,725

NOTE I--STOCK PLANS

    Under various stock plans, officers, employees and outside directors may receive grants of restricted stock or options to purchase common stock. Grants are made at the discretion of the Stock Plan Committee of the Board of Directors. Grants generally vest between two and seven years.

    Options granted under the plans have exercise prices ranging from 85% to 100% of the fair market value of the Company's common stock at the date of grant and consist of both incentive stock options and nonstatutory stock options under the Internal Revenue Code. The terms range from 27 months to 10 years.

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

                                                   YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                  2000       1999       1998
                                                --------   --------   --------
Net Income
  As Reported.................................  $186,103   $141,441   $131,580
  Pro forma...................................  $164,091   $127,924   $124,622

Net Income Per Share
  Basic
    As Reported...............................  $   1.05   $    .78   $    .72
    Pro forma.................................  $    .92   $    .71   $    .68
  Diluted
    As Reported...............................  $   1.00   $    .77   $    .69
    Pro forma.................................  $    .89   $    .70   $    .66

    The pro forma amounts do not include amounts for stock options granted before January 1, 1995. Therefore, the pro forma amounts may not be representative of the disclosed effects on pro forma net income and net income per share for future years.

    The fair value of each option is estimated, as of the grant date, using the Black-Scholes option pricing model with the following assumptions used for grants in 2000, 1999 and 1998, respectively: no dividend yield for any year; expected volatility of 48% to 60%; risk-free interest rates of 5.7% to 6.8%, 4.6% to 6.4% and 4.6% to 5.7%, respectively, and expected lives of 1.5 to 5.6 years for 2000, 1.5 to 5.5 years for 1999 and 4.5 to 7.3 years for 1998.

    The following table reflects activity under all stock plans from December 31, 1997 through December 31, 2000, and the weighted average exercise prices:

                                                             STOCK OPTION PLANS
                                                         --------------------------
                                                                        WEIGHTED
                                           RESTRICTED    NUMBER OF    AVERAGE PRICE
                                           STOCK PLANS     SHARES       PER SHARE
                                           -----------   ----------   -------------
Outstanding, December 31, 1997...........   4,832,094    17,288,492      $ 7.26
  Granted................................   1,518,754     7,047,632      $20.06
  Exercised..............................          --    (2,800,046)     $ 3.02
  Restrictions lapsed....................  (1,475,876)           --          --
  Forfeited..............................     (50,132)     (825,954)     $13.03
                                           ----------    ----------      ------
Outstanding, December 31, 1998...........   4,824,840    20,710,124      $11.97
  Granted................................   2,292,780     6,802,840      $12.39
  Exercised..............................          --      (720,644)     $ 2.73
  Restrictions lapsed....................  (1,567,366)           --          --
  Forfeited..............................     (95,898)   (1,218,884)     $15.88
                                           ----------    ----------      ------
Outstanding, December 31, 1999...........   5,454,356    25,573,436      $12.05
  Granted................................   1,005,930     5,566,857      $17.92
  Exercised..............................          --    (3,382,451)     $ 7.49
  Restrictions lapsed....................  (1,501,897)           --          --
  Forfeited..............................     (77,576)   (1,921,981)     $15.64
                                           ----------    ----------      ------
Outstanding, December 31, 2000...........   4,880,813    25,835,861      $13.60
                                           ==========    ==========      ======

    The following table summarizes information about options outstanding as of December 31, 2000:

                                               OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                              ------------------------------------------------------   -----------------------------------
                                    NUMBER         WEIGHTED AVERAGE      WEIGHTED            NUMBER            WEIGHTED
                              OUTSTANDING AS OF       REMAINING          AVERAGE       EXERCISABLE AS OF       AVERAGE
RANGE OF EXERCISE PRICES      DECEMBER 31, 2000    CONTRACTUAL LIFE   EXERCISE PRICE   DECEMBER 31, 2000    EXERCISE PRICE
------------------------      ------------------   ----------------   --------------   ------------------   --------------
$  .72 to $ 9.73............       6,298,828             4.33             $ 5.76            5,558,530           $ 5.44
$10.41 to $11.38............       5,700,709             6.61             $10.86            2,642,121           $11.04
$11.44 to $17.75............       6,025,162             6.85             $14.77            1,076,266           $15.50
$18.04 to $22.25............       6,147,855             7.55             $20.03            2,782,712           $19.95
$22.53 to $34.75............       1,663,307             4.96             $24.67              115,550           $26.33
                                  ----------             ----             ------           ----------           ------
                                  25,835,861             6.23             $13.60           12,175,179           $11.06
                                  ==========             ====             ======           ==========           ======

    At December 31, 2000, the total number of available shares to grant under the plans (consisting of either restricted stock or options) was 9,714,868.

NOTE J--NET INCOME PER SHARE

    The calculation of net income per share for the three years ended
December 31, 2000 is reflected in the following table (in thousands, except per share amounts):

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
Net Income.......................................  $186,103   $141,441   $131,580
Basic:
  Weighted average shares........................   177,750    180,446    183,300
                                                   ========   ========   ========
Diluted:
  Weighted average shares........................   177,750    180,446    183,300
  Common stock equivalents--stock options........     8,318      4,143      6,343
                                                   --------   --------   --------
  Diluted shares.................................   186,068    184,589    189,643
                                                   ========   ========   ========
Net Income Per Share:
  Basic..........................................  $   1.05   $    .78   $    .72
  Diluted........................................  $   1.00   $    .77   $    .69

NOTE K--QUARTERLY FINANCIAL DATA (UNAUDITED)

   The following tabulation shows certain quarterly financial data for 2000 and 1999 (in thousands, except per share amounts):

                                                              QUARTER
                                             -----------------------------------------    YEAR ENDED
2000                                            1          2          3          4       DECEMBER 31,
----                                         --------   --------   --------   --------   -------------
Net service revenues.......................  $632,845   $671,000   $689,585   $705,889    $2,699,319
Gross margin...............................  $271,049   $289,466   $295,936   $304,312    $1,160,763
Income before income taxes.................  $ 70,308   $ 75,921   $ 77,856   $ 77,542    $  301,627
Net income.................................  $ 43,380   $ 46,843   $ 48,037   $ 47,843    $  186,103

Basic net income per share.................  $    .24   $    .26   $    .27   $    .27    $     1.05
Diluted net income per share...............  $    .24   $    .25   $    .26   $    .26    $     1.00

                                                              QUARTER
                                             -----------------------------------------    YEAR ENDED
1999                                            1          2          3          4       DECEMBER 31,
----                                         --------   --------   --------   --------   -------------
Net service revenues.......................  $484,988   $497,060   $529,462   $569,811    $2,081,321
Gross margin...............................  $197,895   $204,390   $221,404   $238,362    $  862,051
Income before income taxes.................  $ 58,983   $ 55,943   $ 57,243   $ 62,528    $  234,697
Net income.................................  $ 35,310   $ 33,939   $ 34,549   $ 37,643    $  141,441

Basic net income per share.................  $    .19   $    .19   $    .19   $    .21    $      .78
Diluted net income per share...............  $    .19   $    .18   $    .19   $    .21    $      .77

NOTE L--BUSINESS SEGMENTS

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

    The following table provides a reconciliation of revenue and operating profit by reportable segment to consolidated results (in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                           ------------------------------------
                                              2000         1999         1998
                                           ----------   ----------   ----------
Net service revenues
  Temporary and consultant staffing......  $2,446,869   $1,922,111   $1,657,314
  Permanent placement staffing...........     252,450      159,210      135,727
                                           ----------   ----------   ----------
                                           $2,699,319   $2,081,321   $1,793,041
                                           ==========   ==========   ==========
Operating income
  Temporary and consultant staffing......  $  232,411   $  194,333   $  186,565
  Permanent placement staffing...........      63,934       39,313       34,016
                                           ----------   ----------   ----------
                                              296,345      233,646      220,581
Amortization of intangible assets........       5,157        4,990        4,993
Interest income, net.....................     (10,439)      (6,041)      (5,588)
                                           ----------   ----------   ----------
Income before income taxes...............  $  301,627   $  234,697   $  221,176
                                           ==========   ==========   ==========

    The Company does not report total assets by segment. The following table represents identifiable assets by business segment (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Accounts receivable
  Temporary and consultant staffing.....................  $365,887   $294,878
  Permanent placement staffing..........................    41,689     27,824
                                                          --------   --------
                                                          $407,576   $322,702
                                                          ========   ========

    The Company operates internationally, with operations in the United States, Canada, Europe, and Australia. The following tables represent revenues and long-lived assets by geographic location (in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                           ------------------------------------
                                              2000         1999         1998
                                           ----------   ----------   ----------
Revenues
  Domestic...............................  $2,397,065   $1,829,275   $1,595,029
  Foreign................................     302,254      252,046      198,012
                                           ----------   ----------   ----------
                                           $2,699,319   $2,081,321   $1,793,041
                                           ==========   ==========   ==========

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Assets, long-lived
  Domestic..............................................  $272,673   $264,048
  Foreign...............................................    26,746     22,601
                                                          --------   --------
                                                          $299,419   $286,649
                                                          ========   ========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors of Robert Half International Inc.:

    We have audited the accompanying consolidated statements of financial position of Robert Half International Inc. (a Delaware corporation) as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robert Half International Inc. as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

San Francisco, California
January 19, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    The information required by Items 10 through 13 of Part III is incorporated by reference from the registrant's Proxy Statement, under the captions "NOMINATION AND ELECTION OF DIRECTORS," "BENEFICIAL STOCK OWNERSHIP," "COMPENSATION OF DIRECTORS," "COMPENSATION OF EXECUTIVE OFFICERS" AND "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION AND CERTAIN TRANSACTIONS," which Proxy Statement will be mailed to stockholders in connection with the registrant's annual meeting of stockholders which is scheduled to be held in May 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS

    The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

       Consolidated statements of financial position at December 31, 2000 and 1999.

       Consolidated statements of income for the years ended December 31, 2000, 1999 and 1998.

       Consolidated statements of stockholders' equity for the years ended December 31, 2000, 1999 and 1998.

       Consolidated statements of cash flows for the years ended December 31, 2000, 1999 and 1998.

       Notes to consolidated financial statements.

    Report of independent public accountants.

    Selected quarterly financial data for the years ended December 31, 2000 and 1999 are set forth in Note K--Quarterly Financial Data (Unaudited) included in Item 8 of this report.

2.  FINANCIAL STATEMENT SCHEDULES

        Schedules I through V have been omitted as they are not applicable.

3.  EXHIBITS

    EXHIBIT
      NO.                              EXHIBIT
    -------  ------------------------------------------------------------
      3.1    Restated Certificate of Incorporation, incorporated by
             reference to Exhibit 3.1 to Registrant's Quarterly Report on
             Form 10-Q for the fiscal quarter ended September 30, 1998.
      3.2    By-Laws, incorporated by reference to Exhibit 3.1 to the
             Registrant's Quarterly Report on Form 10-Q for the fiscal
             quarter ended June 30, 1999.
      4.1    Indenture dated as of October 1, 1972, as amended, between
             IDS Realty Trust and First National Bank of Minneapolis,
             incorporated by reference to Exhibits 6(t) and 6(v) to the
             Form S-14 Registration Statement of the Registrant (formerly known as Boothe Interim Corporation) filed with the
             Securities and Exchange Commission on December 31, 1979.
      4.2    Restated Certificate of Incorporation of Registrant (filed as Exhibit 3.1).

    EXHIBIT
      NO.                              EXHIBIT
    -------  ------------------------------------------------------------
     10.1    Credit Agreement dated as of November 1, 1993, among the
             Registrant, NationsBank of North Carolina, N.A. and Bank of
             America National Trust and Savings Association, as amended, incorporated by reference to (i) Exhibit 10 to the
             Registrant's Quarterly Report on Form 10-Q for the fiscal
             quarter ended September 30, 1993, (ii) Exhibit 10.1 to the
             Registrant's Quarterly Report on Form 10-Q for the fiscal
             quarter ended June 30, 1995, (iii) Exhibit 10.1 to the
             Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and (iv) Exhibit 10.1 to the
             Registrant's Quarterly Report on Form 10-Q for the fiscal
             quarter ended June 30, 1997.
    *10.2    Employment Agreement between the Registrant and Harold M.
             Messmer, Jr., incorporated by reference to
             (i) Exhibit 10.(c) to the Registrant's Annual Report on
             Form 10-K for the fiscal year ended December 31, 1985,
             (ii) Exhibit 10.2(b) to Registrant's Registration Statement
             on Form S-1 (No. 33-15171), (iii) Exhibit 10.2(c) to the
             Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, (iv) Exhibit 10.2(d) to the
             Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, (v) Exhibit 28.1 to the
             Registrant's Quarterly Report on Form 10-Q for the fiscal
             quarter ended March 31, 1990, (vi) Exhibit 10.8 to the
             Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, (vii) Exhibit 10.1 to the
             Registrant's Quarterly Report on Form 10-Q for the fiscal
             quarter ended June 30, 1993, (viii) Exhibit 10.7 to the
             Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, (ix) Exhibit 10.1 to the
             Registrant's Quarterly Report on Form 10-Q for the fiscal
             quarter ended March 31, 1995, (x) Exhibit 10.7 to the
             Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, (xi) Exhibit 10.2 to the
             Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, (xii) Exhibit 10.2 to the
             Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, (xiii) Exhibit 10.2 to the
             Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and (xiv) Exhibit 10.2 to the
             Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
    *10.3    Key Executive Retirement Plan--Level II, as amended,
             incorporated by reference to Exhibit 10.3 to the
             Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
    *10.4    Restated Retirement Agreement between the Registrant and
             Harold M. Messmer, Jr., incorporated by reference to
             Exhibit 10.4 to the Registrant's Annual Report on Form 10-K
             for the fiscal year ended December 31, 1996.
    *10.5    Excise Tax Restoration Agreement dated November 5, 1996,
             incorporated by reference to Exhibit 10.6 to the
             Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
    *10.6    Outside Directors' Option Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly
             Report on Form 10-Q for the fiscal quarter ended June 30,
             2000.
    *10.7    1989 Restricted Stock Plan, as amended, incorporated by
             reference to Exhibit 10.4 to the Registrant's Quarterly
             Report on Form 10-Q for the fiscal quarter ended
             September 30, 1997.
    *10.8    Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on
             Form 10-Q for the fiscal quarter ended September 30, 2000.
    *10.9    Deferred Compensation Plan, incorporated by reference to
             Exhibit 10.24 to the Registrant's Annual Report on
             Form 10-K for the fiscal year ended December 31, 1989.
    *10.10   Annual Performance Bonus Plan, incorporated by reference to
             Exhibit 10.2 to the Registrant's Quarterly Report on
             Form 10-Q for the fiscal quarter ended March 31, 2000.
    *10.11   Severance Agreement dated as of August 2, 2000, between
             Registrant and Paul F. Gentzkow, incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on
             Form 10-Q for the fiscal quarter ended September 30, 2000.

    EXHIBIT
      NO.                              EXHIBIT
    -------  ------------------------------------------------------------
    *10.12   Agreement dated as of July 31, 1995, between Registrant and
             Paul F. Gentzkow, incorporated by reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the
             fiscal quarter ended September 30, 2000.
    *10.13   Severance Agreement dated as of October 1, 1991, between
             Registrant and Paul F. Gentzkow, incorporated by reference to Exhibit 10.7 to Registrant's Quarterly Report on
             Form 10-Q for the fiscal quarter ended September 30, 2000.
    *10.14   Form of Amended and Restated Severance Agreement,
             incorporated by reference to Exhibit 10.13 to Registrant's
             Annual Report on Form 10-K for the fiscal year ended
             December 31, 1999.
    *10.15   Form of Change in Control Severance Agreement, incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
    *10.16   Form of Indemnification Agreement for Directors of the
             Registrant, incorporated by reference to (i) Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the
             fiscal year ended December 31, 1989 and (ii) Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the
             fiscal year ended December 31, 1993.
    *10.17   Form of Indemnification Agreement for Executive Officers of
             Registrant, incorporated by reference to Exhibit 10.4 to the
             Registrant's Quarterly Report on Form 10-Q for the fiscal
             quarter ended September 30, 2000.
    *10.18   Senior Executive Retirement Plan, as amended, incorporated by reference to Exhibit 10.16 to the Registrant's Annual
             Report on Form 10-K for the fiscal year ended December 31,
             1996.
    *10.19   Collateral Assignment of Split Dollar Insurance Agreement,
             incorporated by reference to Exhibit 10.3 to the
             Registrant's Quarterly Report on Form 10-Q for the fiscal
             quarter ended September 30, 2000.
    *10.20   Form of Amended and Restated Consulting Agreement,
             incorporated by reference to Exhibit 10.2 to the
             Registrant's Quarterly Report on Form 10-K for the fiscal
             quarter ended September 30, 2000.
     21      Subsidiaries of the Registrant.
     23      Accountant's Consent.

------------------------

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b) REPORTS ON FORM 8-K

        The Registrant filed no reports on Form 8-K during the fiscal quarter ending December 31, 2000.

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

                                                      ROBERT HALF INTERNATIONAL INC.
                                                      (Registrant)

Date: March 23, 2001                                  By:              /s/ M. KEITH WADDELL
                                                           --------------------------------------------
                                                                         M. Keith Waddell
                                                                  Vice Chairman, Chief Financial
                                                                       Officer and Treasurer
                                                                   (Principal Financial Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 23, 2001                                  By:           /s/ HAROLD M. MESSMER, JR.
                                                           --------------------------------------------
                                                                      Harold M. Messmer, Jr.
                                                                 Chairman of the Board, President,
                                                                     Chief Executive Officer,
                                                                          and a Director
                                                                   (Principal Executive Officer)

Date: March 23, 2001                                  By:           /s/ ANDREW S. BERWICK, JR.
                                                           --------------------------------------------
                                                                 Andrew S. Berwick, Jr., Director

Date: March 23, 2001                                  By:             /s/ FREDERICK P. FURTH
                                                           --------------------------------------------
                                                                   Frederick P. Furth, Director

Date: March 23, 2001                                  By:              /s/ EDWARD W. GIBBONS
                                                           --------------------------------------------
                                                                    Edward W. Gibbons, Director

Date: March 23, 2001                                  By:            /s/ FREDERICK A. RICHMAN
                                                           --------------------------------------------
                                                                  Frederick A. Richman, Director

Date: March 23, 2001                                  By:               /s/ THOMAS J. RYAN
                                                           --------------------------------------------
                                                                     Thomas J. Ryan, Director

Date: March 23, 2001                                  By:              /s/ J. STEPHEN SCHAUB
                                                           --------------------------------------------
                                                                    J. Stephen Schaub, Director

Date: March 23, 2001                                  By:              /s/ M. KEITH WADDELL
                                                           --------------------------------------------
                                                                         M. Keith Waddell
                                                                  Vice Chairman, Chief Financial
                                                                 Officer, Treasurer and a Director
                                                                 (Principal Financial Officer and
                                                                   Principal Accounting Officer)