Form 10-Q
period 2001-03-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2001-05-09
CIK 315213

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)
   /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2001:

               175,376,537 shares of $.001 par value Common Stock

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                        ASSETS:

Cash and cash equivalents...................................   $221,747       $239,192
Accounts receivable, less allowances of $17,164 and
  $17,207...................................................    391,621        390,369
Other current assets........................................     47,441         42,049
                                                               --------       --------
    Total current assets....................................    660,809        671,610
Intangible assets, less accumulated amortization of $71,278
  and $69,290...............................................    165,140        168,050
Property and equipment, less accumulated depreciation of
  $133,552 and $118,940.....................................    141,728        131,369
                                                               --------       --------
    Total assets............................................   $967,677       $971,029
                                                               ========       ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable and accrued expenses.......................   $ 37,254       $ 51,073
Accrued payroll costs.......................................    176,875        182,241
Income taxes payable........................................     16,329          2,619
Current portion of notes payable and other indebtedness.....      1,164          1,223
                                                               --------       --------
    Total current liabilities...............................    231,622        237,156
Notes payable and other indebtedness, less current
  portion...................................................      2,526          2,541
Deferred income taxes and other liabilities.................     11,597         12,793
                                                               --------       --------
    Total liabilities.......................................    245,745        252,490

Commitments and Contingencies

                                 STOCKHOLDERS' EQUITY:

Common stock, $.001 par value authorized 260,000,000 shares;
  issued and outstanding 174,350,647 and 176,050,349
  shares....................................................        174            176
Capital surplus.............................................    426,888        406,471
Deferred compensation.......................................    (68,885)       (72,870)
Accumulated other comprehensive income......................     (6,207)        (4,192)
Retained earnings...........................................    369,962        388,954
                                                               --------       --------
    Total stockholders' equity..............................    721,932        718,539
                                                               --------       --------
    Total liabilities and stockholders' equity..............   $967,677       $971,029
                                                               ========       ========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                  (UNAUDITED)

Net service revenues........................................  $719,273   $632,846
Direct costs of services, consisting of payroll, payroll
  taxes and insurance costs for temporary employees.........   408,287    361,797
                                                              --------   --------
Gross margin................................................   310,986    271,049
Selling, general and administrative expenses................   234,984    200,944
Amortization of intangible assets...........................     1,336      1,253
Interest income, net........................................    (2,411)    (1,456)
                                                              --------   --------
Income before income taxes..................................    77,077     70,308
Provision for income taxes..................................    29,520     26,928
                                                              --------   --------
Net income..................................................  $ 47,557   $ 43,380
                                                              ========   ========

Basic net income per share..................................  $    .27   $    .24
Diluted net income per share................................  $    .26   $    .24

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

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                  (UNAUDITED)
COMMON STOCK--SHARES:
  Balance at beginning of period............................   176,050    176,148
  Issuances of restricted stock.............................       113      1,162
  Repurchases of common stock...............................    (2,636)      (488)
  Exercises of stock options................................       824        632
                                                              --------   --------
    Balance at end of period................................   174,351    177,454
                                                              ========   ========
COMMON STOCK--PAR VALUE:
  Balance at beginning of period............................  $    176   $    176
  Issuances of restricted stock.............................        --          1
  Repurchases of common stock...............................        (3)        --
  Exercises of stock options................................         1         --
                                                              --------   --------
    Balance at end of period................................  $    174   $    177
                                                              ========   ========
CAPITAL SURPLUS:
  Balance at beginning of period............................  $406,471   $303,005
  Issuances of restricted stock--excess over par value......     3,844     35,712
  Exercises of stock options--excess over par value.........     8,919      2,831
  Impact of equity incentive plans..........................     7,654        374
                                                              --------   --------
    Balance at end of period................................  $426,888   $341,922
                                                              ========   ========
DEFERRED COMPENSATION:
  Balance at beginning of period............................  $(72,870)  $(54,127)
  Issuances of restricted stock.............................    (3,844)   (35,713)
  Amortization of deferred compensation.....................     7,829      7,779
                                                              --------   --------
    Balance at end of period................................  $(68,885)  $(82,061)
                                                              ========   ========
ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Balance at beginning of period............................  $ (4,192)  $ (2,420)
  Translation adjustments...................................    (2,015)      (772)
                                                              --------   --------
    Balance at end of period................................  $ (6,207)  $ (3,192)
                                                              ========   ========
RETAINED EARNINGS:
  Balance at beginning of period............................  $388,954   $329,469
  Repurchases of common stock--excess over par value........   (66,549)    (7,943)
  Net income................................................    47,557     43,380
                                                              --------   --------
    Balance at end of period................................  $369,962   $364,906
                                                              ========   ========

COMPREHENSIVE INCOME:
  Net income................................................  $ 47,557   $ 43,380
  Translation adjustments...................................    (2,015)      (772)
                                                              --------   --------
    Total comprehensive income..............................  $ 45,542   $ 42,608
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

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 47,557   $ 43,380
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Amortization of intangible assets.....................     1,336      1,253
      Depreciation expense..................................    15,220     12,177
      Provision for deferred income taxes...................    (3,620)    (6,086)
      Tax impact of equity incentive plans..................     7,654        374
    Changes in assets and liabilities, net of effects of
      acquisitions:
      Increase in accounts receivable.......................    (1,252)   (29,847)
      Increase (decrease) in accounts payable, accrued
        expenses and accrued payroll costs..................   (18,823)    24,852
      Increase in income taxes payable......................    13,710     18,551
      Change in other assets, net of change in other
        liabilities.........................................     4,618      7,985
                                                              --------   --------
    Total adjustments.......................................    18,843     29,259
                                                              --------   --------
  Net cash and cash equivalents provided by operating
    activities..............................................    66,400     72,639

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (26,139)   (13,452)
                                                              --------   --------
  Net cash and cash equivalents used in investing
    activities..............................................   (26,139)   (13,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchases of common stock and common stock
    equivalents.............................................   (66,552)    (7,943)
  Principal payments on notes payable and other
    indebtedness............................................       (74)      (542)
  Proceeds and capital impact of equity incentive plans.....     8,920      2,831
                                                              --------   --------
  Net cash and cash equivalents used in financing
    activities..............................................   (57,706)    (5,654)
                                                              --------   --------
Net increase (decrease) in cash and cash equivalents........   (17,445)    53,533
Cash and cash equivalents at beginning of period............   239,192    151,074
                                                              --------   --------
Cash and cash equivalents at end of period..................  $221,747   $204,607
                                                              ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest................................................  $     75   $     89
    Income taxes............................................  $ 11,679   $ 10,367

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                                  (UNAUDITED)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS. Robert Half International Inc. (the "Company") provides specialized staffing services through such divisions as ACCOUNTEMPS-Registered Trademark-, ROBERT HALF-Registered Trademark-, OFFICETEAM-Registered Trademark-, RHI CONSULTING-Registered Trademark-, RHI MANAGEMENT RESOURCES-Registered Trademark-, THE
AFFILIATES-Registered Trademark-, and THE CREATIVE GROUP-Registered Trademark-. The Company, through its ACCOUNTEMPS, ROBERT HALF, and RHI MANAGEMENT RESOURCES divisions, is the world's largest specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OFFICETEAM specializes in highly skilled temporary administrative support personnel. RHI CONSULTING provides information technology professionals. THE AFFILIATES provides temporary, project, and full-time staffing of attorneys and specialized support personnel within law firms and corporate legal departments. THE CREATIVE GROUP provides project staffing in the advertising, marketing, and web design fields. Revenues are predominantly from temporary services. The Company operates in the United States, Canada, Europe, Australia, and New Zealand. The Company is a Delaware corporation.

    PRINCIPLES OF CONSOLIDATION. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances have been eliminated. Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

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

    INTANGIBLE ASSETS. Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at acquisition date, which are being amortized on a straight-line basis over a period of 40 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. Based upon its most recent analysis, the Company believes that there was no material impairment of intangible assets at March 31, 2001.

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

    USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                                 MARCH 31, 2001

                                  (UNAUDITED)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

    PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the life of the related asset or the life of the lease.

    ADVERTISING COSTS.  The Company expenses all advertising costs as incurred.

NOTE B--NET INCOME PER SHARE

    The calculation of net income per share for the three months ended March 31, 2001 and 2000 is reflected in the following table (in thousands, except per share amounts):

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
                                                              (UNAUDITED)
Net Income..............................................  $ 47,557   $ 43,380

Basic:
  Weighted average shares...............................   175,142    177,132
                                                          ========   ========
Diluted:
  Weighted average shares...............................   175,142    177,132
  Common stock equivalents--stock options...............     6,906      5,826
                                                          --------   --------
  Diluted shares........................................   182,048    182,958
                                                          ========   ========
Net Income Per Share:
  Basic.................................................  $    .27   $    .24
  Diluted...............................................  $    .26   $    .24

All shares and per share amounts have been restated to retroactively reflect the two-for-one stock split effected in the form of a stock dividend in June 2000.

NOTE C--BUSINESS SEGMENTS

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

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                                 MARCH 31, 2001

                                  (UNAUDITED)

NOTE C--BUSINESS SEGMENTS (CONTINUED)
    The following table provides a reconciliation of revenue and operating profit by reportable segment to consolidated results (in thousands):

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
                                                              (UNAUDITED)
Net service revenues
  Temporary and consultant staffing.....................  $654,233   $574,745
  Permanent placement staffing..........................    65,040     58,101
                                                          --------   --------
                                                          $719,273   $632,846
                                                          ========   ========

Operating income
  Temporary and consultant staffing.....................  $ 62,764   $ 54,156
  Permanent placement staffing..........................    13,238     15,949
                                                          --------   --------
                                                            76,002     70,105

Amortization of intangible assets.......................     1,336      1,253
Interest income, net....................................    (2,411)    (1,456)
                                                          --------   --------
Income before income taxes..............................  $ 77,077   $ 70,308
                                                          ========   ========

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

    RESULTS OF OPERATIONS FOR EACH OF THE THREE MONTHS ENDED MARCH 31, 2001 AND
     2000.

    Temporary and consultant staffing revenues were $654 million and $575 million for the three months ended March 31, 2001 and 2000, respectively, increasing by 14% during the three months ended March 31, 2001 compared to the same period in 2000. Permanent placement staffing revenues were $65 million and $58 million for the three months ended March 31, 2001 and 2000, respectively, increasing by 12% during the three months ended March 31, 2001 compared to the same period in 2000. Overall revenue increases reflect continued demand for the Company's services, which the Company believes is a result of increased acceptance in the use of professional staffing services.

    As of March 31, 2001, the Company had 330 offices in 40 states and the District of Columbia and ten foreign countries. Revenues from domestic operations represented 87% and 89% of revenues for the three months ended March 31, 2001 and 2000, respectively. Revenues from foreign operations represented 13% and 11% of revenues for the three months ended March 31, 2001 and 2000, respectively.

    Gross margin dollars from the Company's temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement staffing services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for the Company's temporary and consultant staffing services were $246 million and $213 million for the three months ended March 31, 2001 and 2000, respectively, increasing by 16% in 2001. Gross margin amounts equaled 38% and 37% of revenues for temporary and consultant staffing services for the three months ended March 31, 2001 and 2000, respectively, which the Company believes reflect its ability to adjust billing rates and wage rates to underlying market conditions. Gross margin dollars for the Company's permanent placement staffing division were $65 million and $58 million for the three months ended March 31, 2001 and 2000, respectively, increasing by 12% for the three months ended March 31, 2001.

    Selling, general and administrative expenses were $235 million for the three months ended March 31, 2001, compared to $201 million for the three months ended March 31, 2000. Selling, general and administrative expenses as a percentage of revenues were 33% and 32% for the three months ended

March 31, 2001 and 2000, respectively. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The increase in 2001 relates primarily to additional field staff and ongoing technology investments.

    The Company allocates the excess of cost over the fair market value of acquired net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although management believes that goodwill has an unlimited life, the Company amortizes these costs over 40 years. Management believes that its previous acquisitions of established companies in established markets and maintaining its presence in these markets preserves the goodwill for an indeterminate period. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at March 31, 2001. Net intangible assets represented 17% of total assets and 23% of total stockholders' equity at March 31, 2001.

    Interest income for the three months ended March 31, 2001 and 2000 was $2.7 million and $1.8 million, respectively. Interest expense for both the three months ended March 31, 2001 and 2000 was $.3 million. The increase in interest income is primarily attributable to increased balances in interest bearing cash and cash equivalents.

    The provision for income taxes was 38% for both the three months ended March 31, 2001 and 2000, respectively.

    LIQUIDITY AND CAPITAL RESOURCES

    The change in the Company's liquidity during the three months ended March 31, 2001 is the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and principal payments on outstanding notes payable. In April 2001, the Company authorized the repurchase, from time to time, of up to 10 million shares of the Company's common stock on the open market or in privately negotiated transactions, depending on market conditions. This 10-million-share authorization is in addition to the 200,000 shares remaining under the existing repurchase program. During the three months ended March 31, 2001, the Company repurchased approximately 2.1 million shares of common stock on the open market, bringing the total shares repurchased under the authorization to 17.8 million. All shares have been restated to retroactively reflect the two-for-one stock split effected in the form of a stock dividend in June 2000. Repurchases of the securities have been funded with cash generated from operations. For the three months ended March 31, 2001, the Company generated $66 million from operations, used $26 million in investing activities and used $58 million in financing activities.

    The Company's working capital at March 31, 2001, included $222 million in cash and cash equivalents. In addition at March 31, 2001, the Company had available $75 million of its $80 million bank revolving line of credit. The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company, the Company's fixed payments, and other obligations on both a short and long-term basis. As of March 31, 2001, the Company had no material capital commitments.

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

        None

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

Date: May 8, 2001