Form 10-Q
period 2001-06-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2001-07-31
CIK 315213

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)
   /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2001:

               175,681,314 shares of $.001 par value Common Stock

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               JUNE 30,    DECEMBER 31,
                                                                 2001          2000
                                                              ----------   ------------
                                                              (UNAUDITED)
                                        ASSETS:

Cash and cash equivalents...................................  $  278,343     $239,192
Accounts receivable, less allowances of $16,807 and
 $17,207....................................................     353,550      390,369
Other current assets........................................      56,149       42,049
                                                              ----------     --------
    Total current assets....................................     688,042      671,610
Intangible assets, less accumulated amortization of $73,328
 and $69,290................................................     163,094      168,050
Property and equipment, less accumulated depreciation of
 $149,901 and $118,940......................................     151,460      131,369
                                                              ----------     --------
    Total assets............................................  $1,002,596     $971,029
                                                              ==========     ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable and accrued expenses.......................  $   37,104     $ 51,073
Accrued payroll costs.......................................     158,606      182,241
Income taxes payable........................................       7,937        2,619
Current portion of notes payable and other indebtedness.....       1,157        1,223
                                                              ----------     --------
    Total current liabilities...............................     204,804      237,156
Notes payable and other indebtedness, less current
 portion....................................................       2,511        2,541
Deferred income taxes and other liabilities.................      15,622       12,793
                                                              ----------     --------
    Total liabilities.......................................     222,937      252,490

Commitments and Contingencies

                                 STOCKHOLDERS' EQUITY:

Common stock, $.001 par value authorized 260,000,000 shares;
 issued and outstanding 175,051,194 and
 176,050,349 shares.........................................         175          176
Capital surplus.............................................     445,819      406,471
Deferred compensation.......................................     (60,176)     (72,870)
Accumulated other comprehensive income......................      (7,933)      (4,192)
Retained earnings...........................................     401,774      388,954
                                                              ----------     --------
    Total stockholders' equity..............................     779,659      718,539
                                                              ----------     --------
    Total liabilities and stockholders' equity..............  $1,002,596     $971,029
                                                              ==========     ========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                   -------------------   -----------------------
                                                     2001       2000        2001         2000
                                                   --------   --------   ----------   ----------
                                                       (UNAUDITED)             (UNAUDITED)
Net service revenues.............................  $648,404   $671,000   $1,367,677   $1,303,846
Direct costs of services, consisting of payroll,
 payroll taxes and insurance costs for temporary
 employees.......................................   375,641    381,534      783,928      743,331
                                                   --------   --------   ----------   ----------
Gross margin.....................................   272,763    289,466      583,749      560,515
Selling, general and administrative expenses.....   212,552    214,752      447,536      415,696
Amortization of intangible assets................     1,333      1,251        2,669        2,504
Interest income, net.............................    (2,250)    (2,458)      (4,661)      (3,914)
                                                   --------   --------   ----------   ----------
Income before income taxes.......................    61,128     75,921      138,205      146,229
Provision for income taxes.......................    23,412     29,078       52,932       56,006
                                                   --------   --------   ----------   ----------
Net income.......................................  $ 37,716   $ 46,843   $   85,273   $   90,223
                                                   ========   ========   ==========   ==========

Basic net income per share.......................  $    .22   $    .26   $      .49   $      .51
Diluted net income per share.....................  $    .21   $    .25   $      .47   $      .49

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                  (UNAUDITED)
COMMON STOCK--SHARES:
  Balance at beginning of period............................   176,050    176,148
  Issuances of restricted stock.............................        89      1,152
  Repurchases of common stock...............................    (2,861)    (1,512)
  Exercises of stock options................................     1,773      2,222
                                                              --------   --------
    Balance at end of period................................   175,051    178,010
                                                              ========   ========
COMMON STOCK--PAR VALUE:
  Balance at beginning of period............................  $    176   $    176
  Issuances of restricted stock.............................        --          1
  Repurchases of common stock...............................        (3)        (1)
  Exercises of stock options................................         2          2
                                                              --------   --------
    Balance at end of period................................  $    175   $    178
                                                              ========   ========
CAPITAL SURPLUS:
  Balance at beginning of period............................  $406,471   $303,004
  Issuances of restricted stock--excess over par value......     3,466     43,512
  Exercises of stock options--excess over par value.........    20,702     14,790
  Impact of equity incentive plans..........................    15,180     14,114
                                                              --------   --------
    Balance at end of period................................  $445,819   $375,420
                                                              ========   ========
DEFERRED COMPENSATION:
  Balance at beginning of period............................  $(72,870)  $(54,127)
  Issuances of restricted stock.............................    (3,466)   (43,513)
  Amortization of deferred compensation.....................    16,160     16,026
                                                              --------   --------
    Balance at end of period................................  $(60,176)  $(81,614)
                                                              ========   ========
ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Balance at beginning of period............................  $ (4,192)  $ (2,420)
  Translation adjustments...................................    (3,741)    (1,435)
                                                              --------   --------
    Balance at end of period................................  $ (7,933)  $ (3,855)
                                                              ========   ========
RETAINED EARNINGS:
  Balance at beginning of period............................  $388,954   $329,469
  Repurchases of common stock--excess over par value........   (72,453)   (37,550)
  Net income................................................    85,273     90,223
                                                              --------   --------
    Balance at end of period................................  $401,774   $382,142
                                                              ========   ========

COMPREHENSIVE INCOME:
  Net income................................................  $ 85,273   $ 90,223
  Translation adjustments...................................    (3,741)    (1,435)
                                                              --------   --------
    Total comprehensive income..............................  $ 81,532   $ 88,788
                                                              ========   ========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 85,273   $ 90,223
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Amortization of intangible assets.....................     2,669      2,504
      Depreciation expense..................................    32,221     24,584
      Provision for deferred income taxes...................    (5,978)   (14,214)
      Tax impact of equity incentive plans..................    15,180     14,114
    Changes in assets and liabilities, net of effects of
      acquisitions:
      (Increase) decrease in accounts receivable............    36,819    (54,896)
      Increase (decrease) in accounts payable, accrued
        expenses and accrued payroll costs..................   (37,242)    50,258
      Increase in income taxes payable......................     5,318      2,451
      Change in other assets, net of change in other
        liabilities.........................................     9,562     14,534
                                                              --------   --------
    Total adjustments.......................................    58,549     39,335
                                                              --------   --------
  Net cash and cash equivalents provided by operating
    activities..............................................   143,822    129,558

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired........................        --       (693)
  Capital expenditures......................................   (52,823)   (27,996)
                                                              --------   --------
  Net cash and cash equivalents used in investing
    activities..............................................   (52,823)   (28,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchases of common stock and common stock
    equivalents.............................................   (72,456)   (37,551)
  Principal payments on notes payable and other
    indebtedness............................................       (96)      (556)
  Proceeds and capital impact of equity incentive plans.....    20,704     14,792
                                                              --------   --------
  Net cash and cash equivalents used in financing
    activities..............................................   (51,848)   (23,315)
                                                              --------   --------

Net increase in cash and cash equivalents...................    39,151     77,554
Cash and cash equivalents at beginning of period............   239,192    151,074
                                                              --------   --------
Cash and cash equivalents at end of period..................  $278,343   $228,628
                                                              ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..................................................  $    150   $    165
  Income taxes..............................................  $ 38,385   $ 49,741
Acquisitions:
  Asset acquired--
    Intangible assets.......................................  $     --   $    703
    Other...................................................        --         90
  Liabilities incurred--
    Other...................................................        --       (100)
                                                              --------   --------
  Cash paid, net of cash acquired...........................  $     --   $    693
                                                              ========   ========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001

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

    INTANGIBLE ASSETS. Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at acquisition date, which are being amortized on a straight-line basis over a period of 40 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at June 30, 2001.

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

                                 JUNE 30, 2001

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

NOTE B--NET INCOME PER SHARE

    The calculation of net income per share for the three and six months ended June 30, 2001 and 2000 is reflected in the following table (in thousands, except per share amounts):

                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                           JUNE 30,              JUNE 30,
                                      -------------------   -------------------
                                        2001       2000       2001       2000
                                      --------   --------   --------   --------
                                          (UNAUDITED)           (UNAUDITED)
Net Income..........................  $ 37,716   $ 46,843   $ 85,273   $ 90,223

Basic:
  Weighted average shares...........   174,474    178,447    174,806    177,790
                                      ========   ========   ========   ========

Diluted:
  Weighted average shares...........   174,474    178,447    174,806    177,790
  Common stock equivalents--stock
    options.........................     7,549      8,795      7,400      7,489
                                      --------   --------   --------   --------
  Diluted shares....................   182,023    187,242    182,206    185,279
                                      ========   ========   ========   ========

Net Income Per Share:
  Basic.............................  $    .22   $    .26   $    .49   $    .51
  Diluted...........................  $    .21   $    .25   $    .47   $    .49

NOTE C--BUSINESS SEGMENTS

    The Company has two reportable segments: temporary and consultant staffing, and permanent placement staffing. The temporary and consultant staffing segment provides specialized personnel in the accounting and finance, administrative and office, information technology, legal, advertising, marketing, and web design fields. The permanent placement staffing segment provides full-time personnel in the accounting, finance, and information technology fields.

    The accounting policies of the segments are the same as those described in Note A: Summary of Significant Accounting Policies. The Company evaluates performance based on profit or loss from operations before interest expense, intangible amortization expense, and income taxes.

                ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

                                 JUNE 30, 2001

                                  (UNAUDITED)

NOTE C--BUSINESS SEGMENTS (CONTINUED)
    The following table provides a reconciliation of revenue and operating profit by reportable segment to consolidated results (in thousands):

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                   -------------------   -----------------------
                                                     2001       2000        2001         2000
                                                   --------   --------   ----------   ----------
                                                       (UNAUDITED)             (UNAUDITED)
Net service revenues
  Temporary and consultant staffing..............  $594,176   $605,605   $1,248,409   $1,180,350
  Permanent placement staffing...................    54,228     65,395      119,268      123,496
                                                   --------   --------   ----------   ----------
                                                   $648,404   $671,000   $1,367,677   $1,303,846
                                                   ========   ========   ==========   ==========
Operating income
  Temporary and consultant staffing..............  $ 49,901   $ 56,883   $  112,665   $  111,040
  Permanent placement staffing...................    10,310     17,831       23,548       33,779
                                                   --------   --------   ----------   ----------
                                                     60,211     74,714      136,213      144,819

Amortization of intangible assets................     1,333      1,251        2,669        2,504
Interest income, net.............................    (2,250)    (2,458)      (4,661)      (3,914)
                                                   --------   --------   ----------   ----------
Income before income taxes.......................  $ 61,128   $ 75,921   $  138,205   $  146,229
                                                   ========   ========   ==========   ==========

NOTE D--NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, BUSINESS COMBINATIONS, and
No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. The Company will adopt SFAS
No. 142 on January 1, 2002, resulting in the discontinuance of the amortization of certain intangible assets currently amortized over 40 years. The methods used for evaluating and measuring impairment of those assets will change. While the Company has not applied the new impairment analysis, it is not expected to have a material effect on the financial statements.

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

    RESULTS OF OPERATIONS FOR EACH OF THE THREE MONTHS AND SIX MONTHS ENDED
     JUNE 30, 2001 AND 2000

    Temporary and consultant staffing services revenues were $594 million and $606 million for the three months ended June 30, 2001 and 2000, respectively, decreasing by 2% during the three months ended June 30, 2001 compared to the same period in 2000. Temporary and consultant staffing services revenues were $1,249 million and $1,180 million for the six months ended June 30, 2001 and 2000, respectively, increasing by 6% during the six months ended June 30, 2001 compared to the same period in 2000. Permanent placement revenues were $54 million and $65 million for the three months ended June 30, 2001 and 2000, respectively, decreasing by 17% during the three months ended June 30, 2001 compared to the same period in 2000. Permanent placement revenues were $119 million and $124 million for the six months ended June 30, 2001 and 2000, respectively, decreasing by 3% during the six months ended June 30, 2001 compared to the same period in 2000. Results were impacted by the weakening economy.

    As of June 30, 2001, the Company had 334 offices in 40 states and the District of Columbia and ten foreign countries. Revenues from domestic operations represented 86% of revenues for both the three and six months ended June 30, 2001, and 89% of revenues for both the three and six months ended
June 30, 2000. Revenues from foreign operations represented 14% of revenues for both the three and six months ended June 30, 2001, and 11% of revenues for both the three and six months ended June 30, 2000.

    Gross margin dollars from the Company's temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for the Company's temporary and consultant staffing services were $219 million and $465 million for the three and six months ended June 30, 2001, respectively, compared to $224 million and $437 million for the comparable periods in 2000, decreasing by 2% for the three months ended June 30, 2001, and increasing by 6% for the six months ended June 30, 2001. Gross margin amounts equaled 37% of revenues for temporary and consultant staffing services for both the three and six months ended June 30, 2001, compared to 37% of temporary and consultant staffing service revenues for both the three and six months ended June 30, 2000, which the Company believes reflects its ability to adjust billing rates and wage rates to underlying market conditions. Gross margin dollars for the Company's permanent placement division were $54 million and $119 million for the three and six months ended June 30, 2001, respectively, compared to $65 million and $124 million for the comparable periods in 2000, decreasing by 17% and 3% for the three and six months ended June 30, 2001, respectively.

    Selling, general and administrative expenses were $213 million and $448 million for the three and six months ended June 30, 2001, respectively, compared to $215 million and $416 million during the three and six months ended June 30, 2000, respectively. Selling, general and administrative expenses as a percentage of revenues were 33% for both the three and six months ended
June 30, 2001, compared to 32% for both the three and six months ended June 30, 2000, respectively. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation, and occupancy costs. The increase in 2001 relates primarily to additional field staff and ongoing technology investments.

    The Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although management believes that goodwill has an unlimited life, the Company amortizes these costs over 40 years. Management believes that its previous acquisitions of established companies in established markets and maintaining its presence in these markets preserves the goodwill for an indeterminate period. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at June 30, 2001. Net intangible assets represented 16% of total assets and 21% of total stockholders' equity at June 30, 2001.

    Interest income for the three months ended June 30, 2001 and 2000 was $2.4 million and $2.7 million respectively. Interest expense for both the three months ended June 30, 2001 and 2000 was $.2 million. Interest income for the six months ended June 30, 2001 and 2000 was $5.1 million and $4.4 million respectively, while interest expense for the six months ended June 30, 2001 and 2000 was $.4 million and $.5 million, respectively.

    The provision for income taxes was 38% for both the three and six months ended June 30, 2001, respectively, and 38% for both the three and six months ended June 30, 2000, respectively.

    LIQUIDITY AND CAPITAL RESOURCES

    The change in the Company's liquidity during the six months ended June 30, 2001 is the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and principal payments on outstanding notes payable. As of June 30, 2001, the Company has authorized the repurchase, from time to time, of up to 28 million shares of the Company's common stock on the open market or in privately negotiated transactions, depending on market conditions. During the six months ended June 30, 2001, the Company repurchased approximately 2.1 million shares of common stock on the open market bringing the total shares repurchased under the authorization to
17.8 million. Repurchases of the securities have been funded with cash generated from operations. For the six months ended June 30, 2001, the Company generated $144 million from operations, used $53 million in investing activities and used $52 million in financing activities.

    The Company's working capital at June 30, 2001, included $278 million in cash and cash equivalents. In addition at June 30, 2001, the Company had available $75 million of its $80 million bank revolving line of credit. The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company, the Company's fixed payments, and other obligations on both a short and long-term basis. As of June 30, 2001, the Company had no material capital commitments.

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

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 3, 2001, registrant held its annual meeting of stockholders. The only matter presented to stockholders at the annual meeting was the election of two directors to Class III. The vote for director was as follows:

NOMINEE                                                    SHARES FOR    SHARES WITHHELD
-------                                                    -----------   ---------------
Edward W. Gibbons........................................  158,075,079      1,350,741
Harold M. Messmer, Jr....................................  157,639,727      1,786,093

    The continuing directors, whose terms of office did not expire at the meeting, are Andrew S. Berwick, Jr., Frederick P. Furth, Thomas J. Ryan,
J. Stephen Schaub and M. Keith Waddell.

    No other matters were voted upon at the annual meeting.

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

     EXHIBIT NO.        EXHIBIT
     -----------        -------
         3.1            Restated Certificate of Incorporation

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

Date: July 31, 2001