Form 10-Q
period 2001-09-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2001-11-07
CIK 315213

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission file number 1-10427

ROBERT HALF INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-1648752 (I.R.S. Employer Identification No.)
2884 Sand Hill Road Suite 200 Menlo Park, California (Address of principal executive offices)	94025 (zip-code)

Registrant's telephone number, including area code: (650) 234-6000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.  Yes   X   No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2001:

175,382,503 shares of $.001 par value Common Stock

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share amounts)

	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS:
Cash and cash equivalents	$301,128	$239,192
Accounts receivable, less allowances of $15,993 and $17,207	332,552	390,369
Other current assets	57,953	42,049

Total current assets	691,633	671,610
Intangible assets, less accumulated amortization of $75,405 and $69,290	161,247	168,050
Property and equipment, less accumulated depreciation of $168,567 and $118,940	154,381	131,369

Total assets	$1,007,261	$971,029

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses	$41,342	$51,073
Accrued payroll costs	153,550	182,241
Income taxes payable	17,524	2,619
Current portion of notes payable and other indebtedness	262	1,223

Total current liabilities	212,678	237,156
Notes payable and other indebtedness, less current portion	2,495	2,541
Deferred income taxes and other liabilities	12,922	12,793

Total liabilities	228,095	252,490
Commitments and Contingencies
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 173,631,911 and 176,050,349 shares	174	176
Capital surplus	456,364	406,471
Deferred compensation	(52,433)	(72,870)
Accumulated other comprehensive income	(6,413)	(4,192)
Retained earnings	381,474	388,954

Total stockholders' equity	779,166	718,539

Total liabilities and stockholders' equity	$1,007,261	$971,029

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Net service revenues	$574,690	$689,585	$1,942,367	$1,993,431
Direct costs of services, consisting of payroll, payroll taxes, and insurance costs for temporary employees	344,125	393,649	1,128,053	1,136,980

Gross margin	230,565	295,936	814,314	856,451
Selling, general, and administrative expenses	193,960	219,880	641,496	635,576
Amortization of intangible assets	1,333	1,319	4,002	3,823
Interest income, net	(2,244)	(3,119)	(6,905)	(7,033)

Income before income taxes	37,516	77,856	175,721	224,085
Provision for income taxes	14,369	29,819	67,301	85,825

Net income	$23,147	$48,037	$108,420	$138,260

Basic net income per share	$.13	$.27	$.62	$.78
Diluted net income per share	$.13	$.26	$.60	$.74

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Nine Months Ended September 30,
	2001	2000
	(Unaudited)
COMMON STOCK—SHARES:
Balance at beginning of period	176,050	176,148
Issuances of restricted stock	51	1,133
Repurchases of common stock	(4,917)	(2,337)
Exercises of stock options	2,448	2,911

Balance at end of period	173,632	177,855

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$176	$176
Issuance of restricted stock	—	1
Repurchases of common stock	(5)	(2)
Exercises of stock options	3	3

Balance at end of period	$174	$178

CAPITAL SURPLUS:
Balance at beginning of period	$406,471	$303,004
Issuances of restricted stock—excess over par value	2,842	53,575
Exercises of stock options—excess over par value	28,312	21,659
Impact of equity incentive plans	18,739	20,113

Balance at end of period	$456,364	$398,351

DEFERRED COMPENSATION:
Balance at beginning of period	$(72,870)	$(54,127)
Issuances of restricted stock	(2,842)	(53,576)
Amortization of deferred compensation	23,279	24,737

Balance at end of period	$(52,433)	$(82,966)

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$(4,192)	$(2,420)
Translation adjustments	(2,221)	(2,852)

Balance at end of period	$(6,413)	$(5,272)

RETAINED EARNINGS:
Balance at beginning of period	$388,954	$329,469
Repurchases of common stock—excess over par value	(115,900)	(63,827)
Net income	108,420	138,260

Balance at end of period	$381,474	$403,902

COMPREHENSIVE INCOME:
Net income	$108,420	$138,260
Translation adjustments	(2,221)	(2,852)

Total comprehensive income	$106,199	$135,408

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2001	2000
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$108,420	$138,260
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	4,002	3,823
Depreciation expense	50,084	37,504
Provision for deferred income taxes	(10,211)	(19,349)
Tax impact of equity incentive plans	18,739	20,113
Changes in assets and liabilities, net of effects of acquisitions:
(Increase) decrease in accounts receivable	57,817	(66,741)
Increase (decrease) in accounts payable, accrued expenses and accrued payroll costs	(38,060)	56,328
Increase in income taxes payable	14,905	8,772
Change in other assets, net of change in other liabilities	18,543	23,985

Total adjustments	115,819	64,435

Net cash and cash equivalents provided by operating activities	224,239	202,695
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(3,153)
Capital expenditures	(73,706)	(47,467)

Net cash and cash equivalents used in investing activities	(73,706)	(50,620)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock and common stock equivalents	(115,905)	(63,829)
Principal payments on notes payable and other indebtedness	(1,007)	(548)
Proceeds and capital impact of equity incentive plans	28,315	21,662

Net cash and cash equivalents used in financing activities	(88,597)	(42,715)

Net increase in cash and cash equivalents	61,936	109,360
Cash and cash equivalents at beginning of period	239,192	151,074

Cash and cash equivalents at end of period	$301,128	$260,434

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$226	$238
Income taxes	$43,922	$71,988
Acquisitions:
Assets acquired—
Intangible assets	$—	$4,051
Other	—	780
Liabilities incurred—
Notes payable and other contracts	—	(1,132)
Other	—	(546)

Cash paid, net of cash acquired	$—	$3,153

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

(Unaudited)

Note A—Summary of Significant Accounting Policies

    Nature of Operations.  Robert Half International Inc. (the "Company") provides specialized staffing services through such divisions as Accountemps®, Robert Half®, OfficeTeam®, RHI Consulting®, RHI Management Resources®, The Affiliates®, and The Creative Group®. The Company, through its Accountemps, Robert Half, and RHI Management Resources divisions, is the world's largest specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OfficeTeam specializes in highly skilled temporary administrative support personnel. RHI Consulting provides information technology professionals. The Affiliates provides temporary, project, and full-time staffing of attorneys and specialized support personnel within law firms and corporate legal departments. The Creative Group provides project staffing in the advertising, marketing, and web design fields. Revenues are predominantly from temporary services. The Company operates in the United States, Canada, Europe, Australia, and New Zealand. The Company is a Delaware corporation.

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

    Intangible Assets.  Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at acquisition date, which are being amortized on a straight-line basis over a period of 40 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at September 30, 2001.

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

Note B—Net Income Per Share

    The calculation of net income per share for the three and nine months ended September 30, 2001 and 2000 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)

Net Income	$23,147	$48,037	$108,420	$138,260
Basic:
Weighted average shares	174,716	178,052	174,776	177,878

Diluted:
Weighted average shares	174,716	178,052	174,776	177,878
Common stock equivalents—stock options	6,284	9,350	6,770	8,415

Diluted shares	181,000	187,402	181,546	186,293

Net Income Per Share:
Basic	$.13	$.27	$.62	$.78
Diluted	$.13	$.26	$.60	$.74

Note C—Business Segments

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

    The following table provides a reconciliation of revenue and operating profit by reportable segment to consolidated results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Net service revenues
Temporary and consultant staffing	$534,957	$623,365	$1,783,366	$1,803,715
Permanent placement staffing	39,733	66,220	159,001	189,716

	$574,690	$689,585	$1,942,367	$1,993,431

Operating income
Temporary and consultant staffing	$35,673	$58,864	$148,338	$169,903
Permanent placement staffing	932	17,192	24,480	50,972

	36,605	76,056	172,818	220,875
Amortization of intangible assets	1,333	1,319	4,002	3,823
Interest income, net	(2,244)	(3,119)	(6,905)	(7,033)

Income before income taxes	$37,516	$77,856	$175,721	$224,085

Note D—New Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. The Company will adopt SFAS No. 142 on January 1, 2002, resulting in the discontinuance of the amortization of certain intangible assets currently amortized over 40 years. Upon adoption of SFAS No. 142, the Company expects to stop recording amortization expense of approximately $1.3 million per quarter. The methods used for evaluating and measuring impairment of certain intangible assets will change. While the Company has not applied the new impairment analysis, it is not expected to have a material effect on the financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Certain information contained in Management's Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the Company's future operating results or financial positions. These statements may be identified by words such as "estimate", "forecast", "project", "plan", "intend", "believe", "expect", "anticipate", or variations or negatives thereof or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. These risks and uncertainties include, but are not limited to, the following: changes in levels of unemployment and other economic conditions in the U.S. or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of qualified candidates for temporary employment or the Company's ability to attract qualified candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company's services, on the Company's ability to maintain its profit margins; the possibility of the Company incurring liability for the activities of its temporary employees or for events impacting its temporary employees on clients' premises; the success of the Company in attracting, training and retaining qualified management personnel and other staff employees; and whether governments will impose additional regulations or licensing requirements on personnel services businesses in particular or on employer/employee relationships in general. Because long-term contracts are not a significant part of the Company's business, future results cannot be reliably predicted by considering past trends or extrapolating past results.

  Results of Operations for Each of the Three Months and Nine Months Ended September 30, 2001 and 2000

    Temporary and consultant staffing services revenues were $535 million and $623 million for the three months ended September 30, 2001 and 2000, respectively, decreasing by 14% during the three months ended September 30, 2001 compared to the same period in 2000. Temporary and consultant staffing services revenues were $1.8 billion for both the nine months ended September 30, 2001 and 2000. Permanent placement staffing revenues were $40 million and $66 million for the three months ended September 30, 2001 and 2000, respectively, decreasing by 39% during the three months ended September 30, 2001 compared to the same period in 2000. Permanent placement staffing revenues were $159 million and $190 million for the nine months ended September 30, 2001 and 2000, respectively, decreasing by 16% during the nine months ended September 30, 2001 compared to the same period in 2000. Results were impacted by the weakening economy.

    As of September 30, 2001, the Company had more than 330 offices in 41 states and the District of Columbia and ten foreign countries. Revenues from domestic operations represented 84% and 86% of revenues for the three and nine months ended September 30, 2001, respectively, and 89% of revenues for both the three and nine months ended September 30, 2000. Revenues from foreign operations represented 16% and 14% of revenues for the three and nine months ended September 30, 2001, respectively, and 11% of revenues for both the three and nine months ended September 30, 2000.

    Gross margin dollars from the Company's temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement staffing services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for the Company's temporary and consultant staffing services were $191 million and $655 million for the three and nine months ended September 30, 2001, respectively, compared to $230 million and $667 million for the comparable periods in 2000, decreasing by 17% for the three months ended September 30, 2001, and decreasing by 2% for the nine months ended September 30, 2001. Gross margin amounts equaled 36% and 37% of revenues for temporary and consultant staffing services for the three and nine months ended

September 30, 2001, respectively, compared to 37% of temporary and consultant staffing service revenues for both the three and nine months ended September 30, 2000, which the Company believes reflects its ability to adjust billing rates and wage rates to underlying market conditions. Gross margin amounts for the three months ended September 30, 2001 were impacted by lower temporary-to-permanent conversion fees. Gross margin dollars for the Company's permanent placement staffing division were $40 million and $159 million for the three and nine months ended September 30, 2001, respectively, compared to $66 million and $190 million for the comparable periods in 2000, decreasing by 39% and 16% for the three and nine months ended September 30, 2001, respectively.

    Selling, general and administrative expenses were $194 million and $641 million for the three and nine months ended September 30, 2001, respectively, compared to $220 million and $636 million during the three and nine months ended September 30, 2000, respectively. The decrease in the three months ended September 30, 2001 primarily reflects lower compensation costs due to lower revenues. Selling, general and administrative expenses as a percentage of revenues were 34% and 33% for the three and nine months ended September 30, 2001, respectively, compared to 32% for both the three and nine months ended September 30, 2000. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation, and occupancy costs.

    The Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although management believes that goodwill has an unlimited life, the Company amortizes these costs over 40 years. Management believes that its previous acquisitions of established companies in established markets and maintaining its presence in these markets preserves the goodwill for an indeterminate period. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at September 30, 2001. Net intangible assets represented 16% of total assets and 21% of total stockholders' equity at September 30, 2001.

    Interest income for the three months ended September 30, 2001 and 2000 was $2.4 million and $3.3 million respectively. Interest expense for both the three months ended September 30, 2001 and 2000 was $.2 million. Interest income for the nine months ended September 30, 2001 and 2000 was $7.5 million and $7.7 million respectively, while interest expense for the nine months ended September 30, 2001 and 2000 was $.6 million and $.7 million, respectively.

    The provision for income taxes was 38% for both the three and nine months ended September 30, 2001, and 38% for both the three and nine months ended September 30, 2000.

  Liquidity and Capital Resources

    The change in the Company's liquidity during the nine months ended September 30, 2001 is the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock, and principal payments on outstanding notes payable. As of September 30, 2001, the Company has authorized the repurchase, from time to time, of up to 28 million shares of the Company's common stock on the open market or in privately negotiated transactions, depending on market conditions. During the nine months ended September 30, 2001, the Company repurchased approximately 4.2 million shares of common stock on the open market bringing the total shares repurchased under the authorization to 19.9 million. Repurchases of the securities have been funded with cash generated from operations. For the nine months ended September 30, 2001, the Company generated $224 million from operations, used $74 million in investing activities and used $88 million in financing activities.

    The Company's working capital at September 30, 2001, included $301 million in cash and cash equivalents. In addition at September 30, 2001, the Company had available $75 million of its $80 million bank revolving line of credit. The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company, the Company's fixed payments, and other obligations on both a short and long-term basis. As of September 30, 2001, the Company had no material capital commitments.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

    The Company's market risk sensitive instruments do not subject the Company to material market risk exposures.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    None

Item 2. Changes in Securities

    None

Item 3. Defaults Upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders

    None

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits.

Exhibit No.	Exhibit
10.1	Form of Part-Time Employment Agreement

    (b) The registrant filed no current report on Form 8-K during the quarter covered by this report.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)
By	/s/ M. KEITH WADDELL M. Keith Waddell, Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial Officer and duly authorized signatory)

Date: November 7, 2001

QuickLinks

PART I — FINANCIAL INFORMATION
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (in thousands, except share amounts)
PART II—OTHER INFORMATION
SIGNATURES