Form 10-K405
period 2001-12-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2002-03-18
CIK 315213

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

/x/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10427

ROBERT HALF INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-1648752
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2884 Sand Hill Road, Suite 200, Menlo Park, California	94025
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (650) 234-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $.001 per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  /x/

        As of February 28, 2002, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $4,200,000,000 based on the closing sale price on that date. This amount excludes the market value of 13,556,684 shares of Common Stock directly or indirectly held by registrant's directors and officers and their affiliates.

        As of February 28, 2002, there were outstanding 175,048,126 shares of the registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement to be mailed to stockholders in connection with the registrant's annual meeting of stockholders, scheduled to be held in May 2002, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be part of this report.

PART I

Item 1.    Business

        Robert Half International Inc. is the world's largest specialized provider of temporary and permanent personnel in the fields of accounting and finance. Its divisions include Accountemps® and Robert Half®, providers of temporary and permanent personnel, respectively, in the fields of accounting and finance. The Company, utilizing its experience as a specialized provider of temporary and permanent personnel, has expanded into additional specialty fields. In 1991, the Company formed OfficeTeam® to provide skilled temporary administrative and office personnel. In 1994, the Company established RHI Consulting® to concentrate on providing temporary and contract information technology professionals in positions ranging from PC support technician to chief information officer. In 1992, the Company acquired The Affiliates®, which focuses on placing temporary and regular employees in paralegal, legal administrative and other legal support positions. In 1997, the Company established RHI Management Resources® to provide senior level project professionals specializing in the accounting and finance fields. The Creative Group® provides project staffing in the advertising, marketing and web design fields.

        The Company's business was originally founded in 1948. Prior to 1986, the Company was primarily a franchisor of Accountemps and Robert Half offices. Beginning in 1986, the Company and its current management embarked on a strategy of acquiring franchised locations. Only two of the Accountemps  and  Robert Half  franchises remain outstanding. The Company has also acquired other local or regional providers of specialized temporary service personnel. Since 1986, the Company has significantly expanded operations at many of the acquired locations and has opened many new locations. The Company believes that direct ownership of offices allows it to better monitor and protect the image of its tradenames, promotes a more consistent and higher level of quality and service throughout its network of offices and improves profitability by centralizing many of its administrative functions. The Company currently has more than 330 offices in 41 states and the District of Columbia and ten foreign countries and placed approximately 215,000 employees on temporary assignment with clients in 2001.

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

Marketing and Recruiting

        The Company markets its services to clients as well as employment candidates. Local marketing and recruiting are generally conducted by each office or related group of offices. Local advertising directed to clients and employment candidates consists primarily of yellow pages advertisements, classified advertisements, websites, trade shows and advertising on the Internet. Direct marketing through e-mail, regular mail and telephone solicitation also constitutes a significant portion of the Company's total advertising. National advertising conducted by the Company consists primarily of radio, television, print advertisements in national newspapers, magazines and certain trade journals. The Company has initiated programs to take advantage of the Internet as a resource for recruiting candidates and filling client orders. Recent Internet initiatives include forging traffic building alliances with leading Internet career search sites. The Company plans to expand its use of the Internet in all aspects of sales and recruitment. Joint marketing arrangements have been entered into with Microsoft, Peachtree Software and Intuit and typically provide for cooperative advertising, joint mailings and similar promotional activities. The Company also actively seeks endorsements and affiliations with professional organizations in the business management, office administration and professional secretarial fields. The Company also conducts public relations activities designed to enhance public recognition of the Company and its services. Local employees are encouraged to be active in civic organizations and industry trade groups.

        The Company owns many trademarks, service marks and tradenames, including the Robert Half®, Accountemps®, OfficeTeam®, The Affiliates®, RHI Consulting®, RHI Management Resources® and The Creative Group® marks, which are registered in the United States and in a number of foreign countries.

Organization

        Management of the Company's operations is coordinated from its headquarters facilities in Menlo Park and Pleasanton, California. The Company's headquarters provides support and centralized services to its offices in the administrative, marketing, accounting, training and legal areas, particularly as it relates to the standardization of the operating procedures of its offices. The Company has more than 330 offices in 41 states and the District of Columbia and ten foreign countries. Office managers are responsible for most activities of their offices, including sales, local advertising and marketing and recruitment.

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

Employees

        The Company has approximately 6,300 full-time staff employees. The Company's offices placed approximately 215,000 employees on temporary assignments with clients during 2001. Temporary employees placed by the Company are the Company's employees for all purposes while they are working on assignments. The Company pays the related costs of employment, such as workers' compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company provides voluntary health insurance coverage to interested temporary employees.

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

Item 2.    Properties

        The Company's headquarters operations are located in Menlo Park and Pleasanton, California. Placement activities are conducted through more than 330 offices located in the United States, Canada, the United Kingdom, Belgium, France, the Netherlands, Germany, the Czech Republic, Ireland, Australia and New Zealand. All of the offices are leased.

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

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        The Company's Common Stock is listed for trading on the New York Stock Exchange under the symbol "RHI". On December 31, 2001, there were approximately 2,220 holders of record of the Common Stock.

        Following is a list by fiscal quarters of the sales prices of the stock, adjusted, as appropriate, to reflect the two-for-one stock split effected in the form of a stock dividend in June 2000:

	Sales Prices
2001
	High	Low
4th Quarter	$27.89	$18.50
3rd Quarter	$27.71	$18.60
2nd Quarter	$30.90	$20.30
1st Quarter	$27.75	$20.94
	Sales Prices
2000
	High	Low

4th Quarter	$38.63	$24.06
3rd Quarter	$35.31	$28.50
2nd Quarter	$32.50	$22.81
1st Quarter	$24.00	$12.34

        No cash dividends were paid in 2001 or 2000. The Company, as it deems appropriate, may continue to retain all earnings for use in its business or may consider paying a dividend in the future.

Item 6. Selected Financial Data

        Following is a table of selected financial data of the Company for the last five years:

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Income Statement Data:
Net service revenues	$2,452,850	$2,699,319	$2,081,321	$1,793,041	$1,302,876
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for temporary employees	1,436,272	1,538,556	1,219,270	1,070,834	785,546

Gross margin	1,016,578	1,160,763	862,051	722,207	517,330
Selling, general and administrative expenses	823,478	864,418	628,405	501,626	357,766
Amortization of intangible assets	5,335	5,157	4,990	4,993	4,926
Interest income, net	(8,519)	(10,439)	(6,041)	(5,588)	(4,190)

Income before income taxes	196,284	301,627	234,697	221,176	158,828
Provision for income taxes	75,177	115,524	93,256	89,596	65,131

Net income	$121,107	$186,103	$141,441	$131,580	$93,697

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share amounts)
Net Income Per Share:
Basic	$.69	$1.05	$.78	$.72	$.52
Diluted	$.67	$1.00	$.77	$.69	$.50
Shares:
Basic	174,489	177,750	180,446	183,300	181,336
Diluted	181,489	186,068	184,589	189,643	187,998
	December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Balance Sheet Data:
Intangible assets, net	$160,632	$168,050	$175,747	$178,363	$177,425
Total assets	$994,162	$971,029	$777,188	$703,719	$561,367
Debt financing	$2,682	$3,764	$3,495	$4,712	$8,157
Stockholders' equity	$805,696	$718,539	$576,103	$522,470	$418,800

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

  Critical Accounting Policies

        In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we identified the Company's most critical accounting policies to be those that involve subjective decisions, assessments or estimates. These are described in Note A to the consolidated financial statements.

        The Company has a long history of issuing stock options to employees and directors as an integral part of its compensation programs. Generally accepted accounting principles allow alternative methods of accounting for these plans. The Company has chosen to account for its stock option plans under APB opinion 25. Accordingly, no compensation expense related to stock options is included in determining net income and net income per share in the consolidated financial statements. The alternative method of accounting for stock options is prescribed by Statement of Financial Accounting Standards No. 123. Note I to the consolidated financial statements sets forth calculations of pro forma net income and net income per share computed in accordance with this alternative method.

  Results of Operations for the Three Years Ended December 31, 2001

        Temporary and consultant staffing revenues were $2.26 billion, $2.45 billion and $1.92 billion for the years ended December 31, 2001, 2000 and 1999, respectively, decreasing by 8% during 2001 and increasing by 28% during 2000. Permanent placement staffing revenues were $189 million, $252 million and $159 million for the years ended December 31, 2001, 2000 and 1999, respectively, decreasing by 25% during 2001 and increasing by 58% during 2000. Overall 2001 revenue results were adversely impacted by the ongoing recession in the United States, which is also expected to negatively impact 2002 revenue results.

        As of December 31, 2001, the Company had more than 330 offices in 41 states and the District of Columbia and 10 foreign countries. Revenues from domestic operations represented 85%, 89% and 88% of revenues for the years ended December 31, 2001, 2000 and 1999, respectively. Revenues from foreign operations represented 15%, 11% and 12% of revenues for the years ended December 31, 2001, 2000 and 1999, respectively.

        Gross margin dollars from the Company's temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement staffing services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for the Company's temporary and consultant staffing services were $828 million, $908 million and $703 million for the years ended December 31, 2001, 2000 and 1999, respectively, decreasing by 9% in 2001 and increasing by 29% in 2000. Gross margin amounts equaled 37% of revenues for temporary and consultant staffing services for the three years ended December 31, 2001, 2000, and 1999, which the Company believes reflects its ability to adjust billing rates and wage rates to underlying market conditions. Gross margin dollars for the Company's permanent placement staffing division were $189 million, $252 million and $159 million for the years ended December 31, 2001, 2000 and 1999, respectively, decreasing by 25% and increasing by 58% in 2001 and 2000, respectively.

        Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. Selling, general and administrative expenses were $823 million during 2001, compared to $864 million in 2000 and $628 million in 1999. The decrease in 2001 primarily reflects lower staff compensation costs, which were partially offset by increases in depreciation and occupancy costs. Selling, general and administrative expenses as a percentage of revenues were 34% for the year ended December 31, 2001, and 32% for the year ended December 31, 2000 and 30% for the year ended December 31, 1999. The percentage increase in 2001 was due to the negative leverage from fixed operating expenses including depreciation and occupancy costs.

        The Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Although management believes that goodwill has an unlimited life, the Company amortizes these costs over 40 years. Management believes that its previous acquisitions of established companies in established markets and maintaining its presence in these markets preserves the goodwill for an indeterminate period. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value. Based upon its most recent analysis, the Company believes that there was no material impairment of intangible assets at December 31, 2001. Net intangible assets represented 16% of total assets and 20% of total stockholders' equity at December 31, 2001.

        The Company will adopt SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, resulting in the discontinuance of the amortization of certain intangible assets currently amortized over 40 years. Upon adoption of SFAS No. 142, the Company expects to stop recording amortization expense, net of income tax effects, of approximately $4.6 million per year. The methods used for evaluating and measuring impairment of certain intangible assets will change. While the Company has not completed the new impairment analysis, it is not expected to have a material effect on the financial statements.

        Interest income for the years ended December 31, 2001, 2000 and 1999 was $9.3 million, $11.3 million and $6.8 million, respectively. Higher average cash balances in 2001 were more than offset by lower interest rates earned during the year. Interest expense for the years ended December 31, 2001, 2000 and 1999 was $.8 million, $.9 million and $.7 million, respectively.

        The provision for income taxes was 38% for both the years ended December 31, 2001 and 2000 and 40% for the year ended December 31, 1999. The decrease for years 2001 and 2000 reflects the impact of various state tax planning initiatives undertaken during 1999.

  Liquidity and Capital Resources

        The change in the Company's liquidity during the past three years is the net effect of funds generated by operations and the funds used for the staffing services acquisitions, capital expenditures, repurchases of common stock, and principal payments on outstanding notes payable. As of December 31, 2001, the Company has authorized the repurchase, from time to time, of up to 8 million additional shares of the Company's common stock on the open market or in privately negotiated transactions, depending on market conditions. During the year ended December 31, 2001, the Company repurchased approximately 4.3 million shares of common stock on the open market bringing the total shares repurchased under this and previous authorizations to approximately 20 million shares. Repurchases of the securities have been funded with cash generated from operations. For the year ended December 31, 2001, the Company generated $276 million in cash from operations, used $85 million in investing activities and used $83 million in financing activities.

        The Company's working capital at December 31, 2001, included $347 million in cash and cash equivalents. In addition, at December 31, 2001, the Company had available $75 million of its $80 million bank revolving line of credit. The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company, the Company's fixed payments, and other obligations on both a short and long-term basis. As of December 31, 2001, the Company had no material capital commitments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The Company's market risk sensitive instruments do not subject the Company to material market risk exposures.

Item 8. Financial Statements and Supplementary Data

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share amounts)

	December 31,
	2001	2000
ASSETS:
Cash and cash equivalents	$346,768	$239,192
Accounts receivable, less allowances of $14,363 and $17,207	272,886	390,369
Deferred income taxes and other current assets	66,352	42,049

Total current assets	686,006	671,610
Intangible assets, less accumulated amortization of $77,427 and $69,290	160,632	168,050
Property and equipment, less accumulated depreciation of $185,554 and $118,940	147,524	131,369

Total assets	$994,162	$971,029

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses	$33,384	$51,073
Accrued payroll costs	143,061	182,241
Income taxes payable	—	2,619
Current portion of notes payable and other indebtedness	202	1,223

Total current liabilities	176,647	237,156
Notes payable and other indebtedness, less current portion	2,480	2,541
Deferred income taxes and other liabilities	9,339	12,793

Total liabilities	188,466	252,490

Commitments and Contingencies
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 174,928,587 and 176,050,349 shares	175	176
Capital surplus	487,083	406,471
Deferred compensation	(64,792)	(72,870)
Accumulated other comprehensive income	(8,025)	(4,192)
Retained earnings	391,255	388,954

Total stockholders' equity	805,696	718,539

Total liabilities and stockholders' equity	$994,162	$971,029

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years Ended December 31,
	2001		2000	1999
Net service revenues		$2,452,850	$2,699,319		$2,081,321
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for temporary employees		1,436,272	1,538,556		1,219,270

Gross margin		1,016,578	1,160,763		862,051
Selling, general and administrative expenses		823,478	864,418		628,405
Amortization of intangible assets		5,335	5,157		4,990
Interest income, net		(8,519)	(10,439)		(6,041)

Income before income taxes		196,284	301,627		234,697
Provision for income taxes		75,177	115,524		93,256

Net income		$121,107	$186,103		$141,441

Basic net income per share	$	..69	$1.05	$	..78
Diluted net income per share		$.67	$1.00		$.77

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Years Ended December 31,
	2001	2000	1999
COMMON STOCK—SHARES:
Balance at beginning of period	176,050	176,148	182,451
Issuances of restricted stock	822	1,123	2,036
Repurchases of common stock	(5,057)	(4,606)	(9,060)
Exercises of stock options	3,114	3,385	721

Balance at end of period	174,929	176,050	176,148

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$176	$176	$182
Issuances of restricted stock	1	1	2
Repurchases of common stock and common stock equivalents	(5)	(5)	(9)
Exercises of stock options	3	4	1

Balance at end of period	$175	$176	$176

CAPITAL SURPLUS:
Balance at beginning of period	$406,471	$303,004	$270,520
Issuances of restricted stock—excess over par value	22,727	53,427	20,663
Exercises of stock options—excess over par value	36,331	25,362	1,968
Tax impact of equity incentive plans	21,554	24,678	9,853

Balance at end of period	$487,083	$406,471	$303,004

DEFERRED COMPENSATION:
Balance at beginning of period	$(72,870)	$(54,127)	$(56,790)
Issuances of restricted stock	(22,728)	(53,428)	(20,664)
Amortization of deferred compensation	30,806	34,685	23,327

Balance at end of period	$(64,792)	$(72,870)	$(54,127)

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$(4,192)	$(2,419)	$(1,244)
Translation adjustments	(3,833)	(1,773)	(1,175)

Balance at end of period	$(8,025)	$(4,192)	$(2,419)

RETAINED EARNINGS:
Balance at beginning of period	$388,954	$329,469	$309,804
Repurchases of common stock and common stock equivalents—excess over par value	(118,806)	(126,618)	(121,776)
Net income	121,107	186,103	141,441

Balance at end of period	$391,255	$388,954	$329,469

COMPREHENSIVE INCOME:
Net income	$121,107	$186,103	$141,441
Translation adjustments	(3,833)	(1,773)	(1,175)

Total comprehensive income	$117,274	$184,330	$140,266

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$121,107	$186,103	$141,441
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	5,335	5,157	4,990
Depreciation expense	67,781	51,482	34,124
Provision for deferred income taxes	(11,419)	(16,156)	(6,894)
Tax impact of equity incentive plans	21,554	24,678	9,853
Changes in assets and liabilities, net of effects of acquisitions:
(Increase) decrease in accounts receivable	117,483	(80,675)	(68,588)
Increase (decrease) in accounts payable, accrued expenses and accrued payroll costs	(58,018)	60,697	23,297
Increase (decrease) in income taxes payable	(2,619)	2,555	(3,746)
Change in other assets, net of change in other liabilities	14,626	33,227	22,866

Total adjustments	154,723	80,965	15,902

Net cash and cash equivalents provided by operating activities	275,830	267,068	157,343

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(3,153)	—
Capital expenditures	(84,695)	(73,992)	(52,558)

Net cash and cash equivalents used in investing activities	(84,695)	(77,145)	(52,558)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock and common stock equivalents	(118,811)	(126,623)	(121,780)
Principal payments on notes payable and other indebtedness	(1,082)	(548)	41
Proceeds from exercises of stock options	36,334	25,366	1,968

Net cash and cash equivalents used in financing activities	(83,559)	(101,805)	(119,771)

Net increase (decrease) in cash and cash equivalents	107,576	88,118	(14,986)
Cash and cash equivalents at beginning of period	239,192	151,074	166,060

Cash and cash equivalents at end of period	$346,768	$239,192	$151,074

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$322	$336	$387
Income taxes	$71,274	$101,256	$95,002
Acquisitions:
Assets acquired—
Intangible assets	$—	$4,051	$—
Other	—	780	—
Liabilities incurred—
Notes payable and contracts	—	(1,132)	—
Other	—	(546)	—

Cash paid, net of cash acquired	$—	$3,153	$—

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Summary of Significant Accounting Policies

        Nature of Operations.    Robert Half International Inc. (the "Company") provides specialized staffing services through such divisions as Accountemps, Robert Half, OfficeTeam, RHI Consulting, RHI Management Resources, The Affiliates and The Creative Group. The Company, through its Accountemps, Robert Half, and RHI Management Resources divisions, is the world's largest specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OfficeTeam specializes in highly skilled temporary administrative support personnel. RHI Consulting provides information technology professionals. The Affiliates provides temporary, project, and full-time staffing of attorneys and specialized support personnel within law firms and corporate legal departments. The Creative Group provides project staffing in the advertising, marketing, and web design fields. Revenues are predominantly from temporary and consultant staffing services. The Company operates in the United States, Canada, Europe, Australia, and New Zealand. The Company is a Delaware corporation.

        Principles of Consolidation.    The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances have been eliminated. Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the 2001 presentation.

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

        Intangible Assets.    Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at acquisition date, which are being amortized on a straight-line basis over a period of 40 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. Based upon its most recent analysis, the Company believes that there was no material impairment of intangible assets at December 31, 2001.

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

        Stock Option Plans.    The Company accounts for its stock option plans under APB Opinion 25. Accordingly, no compensation expense related to stock options is included in determining net income and net income per share in the consolidated financial statements. See Note I for the disclosure of the Company's pro forma net income and net income per share had compensation costs for these plans been recorded in the consolidated financial statements as prescribed by Statement of Financial Standards No. 123.

        Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of December 31, 2001, such estimates included accounts receivable allowances of $14.4 million and workers' compensation accruals of $14.8 million, both of which were determined using historical loss statistics, which could differ materially from actual losses.

        Property and Equipment.    Property and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, primarily two to five years. Leasehold improvements are amortized over the shorter of the life of the related asset or the life of the lease.

        Advertising Costs.    The Company expenses all advertising costs as incurred.

Note B—New Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. The Company will adopt SFAS No. 142 on January 1, 2002 resulting in the discontinuance of the amortization of certain intangible assets currently amortized over 40 years. Upon adoption of SFAS No. 142, the Company expects to stop recording amortization expense, net of income tax effects, of approximately $4.6 million per year. The methods used for evaluating and measuring impairment of certain intangible assets will change. While the Company has not completed the new impairment analysis, it is not expected to have a material effect on the financial statements.

Note C—Notes Payable and Other Indebtedness

        The Company issued promissory notes as well as other forms of indebtedness in connection with certain acquisitions and other payment obligations. These are due in varying installments, carry varying interest rates and, in aggregate, amounted to $2.7 million at December 31, 2001 and $3.8 million at December 31, 2000. At December 31, 2001, $2.3 million of the notes were secured by a standby letter of credit (see Note D). The following table shows the schedule of maturities for notes payable and other indebtedness at December 31, 2001 (in thousands):

2002	$202
2003	66
2004	71
2005	77
2006	83
Thereafter	2,183

$$2,682

        At December 31, 2001, the notes carried fixed rates and the weighted average interest rate for the above was approximately 8.2%, 8.3% and 8.1% for the years ended December 31, 2001, 2000 and 1999, respectively.

Note D—Bank Loan (Revolving Credit)

        The Company has an unsecured credit facility which provides a line of credit of up to $80 million, which is available to fund the Company's general business and working capital needs, including acquisitions and the purchase of the Company's common stock, and to cover the issuance of debt support standby letters of credit up to $15 million.

        As of December 31, 2001 and 2000, the Company had no borrowings on the line of credit outstanding and had used $5.1 million and $5.2 million in debt support standby letters of credit, respectively. There is a commitment fee on the unused portion of the entire credit facility of .09%. The loan is subject to certain financial covenants which also affect the interest rates charged. The final maturity date for the credit facility is August 31, 2002.

Note E—Accrued Payroll Costs

        Accrued payroll costs consisted of the following (in thousands):

	December 31,
	2001	2000
Payroll and bonuses	$68,019	$105,935
Employee benefits	54,517	49,827
Workers' compensation	14,841	13,975
Payroll taxes	5,684	12,504

	$143,061	$182,241

Note F—Stockholders' Equity

        Stock Repurchase Program—As of December 31, 2001, the Company's Board of Directors has authorized the repurchase, from time to time, of up to 8 million additional shares of the Company's common stock on the open market or in privately negotiated transactions, depending on market conditions. During the year ended December 31, 2001, the Company repurchased approximately 4.3 million shares on the open market for a total cost of $99 million. Since 1997, the Company has repurchased approximately 20 million shares of common stock on the open market pursuant to this program. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes. During the year ended December 31, 2001, such repurchases totaled approximately 800,000 shares at a cost of $20 million.

Note G—Income Taxes

        The provision for income taxes for the years ended December 31, 2001, 2000 and 1999 consisted of the following (in thousands):

	Years Ended December 31,
	2001	2000	1999
Current:
Federal	$63,941	$104,876	$79,061
State	11,634	18,518	13,292
Foreign	11,021	8,286	7,797
Deferred—principally domestic	(11,419)	(16,156)	(6,894)

	$75,177	$115,524	$93,256

        Income before the provision for income taxes for the years ended December 31, 2001, 2000 and 1999 consisted of the following (in thousands):

	Years Ended December 31,
	2001	2000	1999
Domestic	$171,216	$281,546	$217,602
Foreign	25,068	20,081	17,095

	$196,284	$301,627	$234,697

        The income taxes shown above varied from the statutory federal income tax rates for these periods as follows:

	Years Ended December 31,
	2001	2000	1999
Federal U.S. income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.4	3.6	4.3
Amortization of intangible assets	.7	.4	.5
Tax-free interest income	(.5)	(.4)	(.4)
Other, net	(.3)	(.3)	.3

Effective tax rate	38.3%	38.3%	39.7%

        The deferred portion of the tax provisions consisted of the following (in thousands):

	Years Ended December 31,
	2001	2000	1999
Amortization of franchise rights	$(72)	$(75)	$(74)
Accrued expenses, deducted for tax when paid	(9,475)	(17,779)	(7,515)
Capitalized costs for books, deducted for tax	9,388	9,704	212
Depreciation	(12,254)	(8,375)	(4,002)
Other, net	994	369	4,485

	$(11,419)	$(16,156)	$(6,894)

        The deferred income tax amounts included on the balance sheet are comprised of the following (in thousands):

	December 31,
	2001	2000
Current deferred income tax assets, net	$33,447	$23,947
Long-term deferred income tax assets (liabilities), net	604	(1,315)

	$34,051	$22,632

        No valuation allowances against deferred tax assets were required for the years ended December 31, 2001 and 2000.

        The components of the deferred income tax amounts at December 31, 2001 and 2000, were as follows (in thousands):

	December 31,
	2001	2000
Amortization of intangible assets	$(14,528)	$(15,064)
Accrued expenses, deducted for tax when paid	23,767	13,547
Fixed asset basis differences	13,476	13,135
Provision for bad debts	5,349	6,854
Other, net	5,987	4,160

	$34,051	$22,632

Note H—Commitments

        Rental expense, primarily for office premises, amounted to $62.8 million, $47.4 million and $37.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. The approximate minimum rental commitments for 2002 and thereafter under non-cancelable leases in effect at December 31, 2001, were as follows (in thousands):

2002	$63,152
2003	$57,179
2004	$51,219
2005	$45,222
2006	$34,679
Thereafter	$94,881

Note I—Stock Plans

        Under various stock plans, officers, employees and outside directors may receive grants of restricted stock or options to purchase common stock. Grants are made at the discretion of the Stock Plan Committee of the Board of Directors. Grants generally vest between two and seven years.

        Options granted under the plans have exercise prices ranging from 85% to 100% of the fair market value of the Company's common stock at the date of grant and may consist of both incentive stock options and nonstatutory stock options under the Internal Revenue Code. The terms range from 27 months to 10 years.

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

        The Company accounts for these plans under APB Opinion 25, therefore, no compensation cost has been recognized for its stock option plans. Had compensation cost for the stock options granted subsequent to January 1, 1995, been based on the estimated fair value at the award dates, as prescribed by Statement of Financial Accounting Standards No. 123, the Company's pro forma net income and net income per share would have been as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2001	2000	1999
Net Income
As Reported	$121,107	$186,103	$141,441
Pro forma	$91,130	$164,091	$127,924
Net Income Per Share
Basic
As Reported	$.69	$1.05	$.78
Pro forma	$.52	$.92	$.71
Diluted
As Reported	$.67	$1.00	$.77
Pro forma	$.51	$.89	$.70

        The pro forma amounts do not include amounts for stock options granted before January 1, 1995. Therefore, the pro forma amounts may not be representative of the disclosed effects on pro forma net income and net income per share for future years.

        The fair value of each option is estimated, as of the grant date, using the Black-Scholes option pricing model with the following assumptions used for grants in 2001, 2000 and 1999: no dividend yield for any year; expected volatility of 49% to 56%; risk-free interest rates of 3.5% to 6.8%; and expected lives of 1.5 to 5.7 years.

Note I—Stock Plans (Continued)

        The following table reflects activity under all stock plans from December 31, 1998 through December 31, 2001, and the weighted average exercise prices (in thousands, except per share amounts):

		Stock Option Plans
	Restricted Stock Plans	Number of Shares	Weighted Average Price Per Share
Outstanding, December 31, 1998	4,825	20,710	$11.97
Granted	2,293	6,803	$12.39
Exercised	—	(721)	$2.73
Restrictions lapsed	(1,568)	—	—
Forfeited	(96)	(1,219)	$15.88

Outstanding, December 31, 1999	5,454	25,573	$12.05
Granted	1,006	5,567	$17.92
Exercised	—	(3,382)	$7.49
Restrictions lapsed	(1,502)	—	—
Forfeited	(77)	(1,922)	$15.64

Outstanding, December 31, 2000	4,881	25,836	$13.60
Granted	1,083	6,889	$22.45
Exercised	—	(3,113)	$11.82
Restrictions lapsed	(1,643)	—	—
Forfeited	(270)	(2,875)	$19.16

Outstanding, December 31, 2001	4,051	26,737	$15.80

        The following table summarizes information about options outstanding as of December 31, 2001 (in thousands, except number of years and per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2001	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2001	Weighted Average Exercise Price
$.99 to $10.41	7,385	4.74	$7.38	6,026	$6.80
$11.00 to $14.28	5,358	6.71	$12.73	2,950	$12.15
$14.42 to $20.94	5,986	5.64	$18.94	4,210	$19.00
$20.97 to $22.56	5,713	7.59	$22.16	1,219	$22.41
$22.74 to $34.75	2,295	3.71	$26.06	537	$28.15

	26,737	5.86	$15.80	14,942	$13.33

        At December 31, 2001, the total number of available shares to grant under the plans (consisting of either restricted stock or options) was 8.2 million.

Note J—Net Income Per Share

        The calculation of net income per share for the three years ended December 31, 2001 is reflected in the following table (in thousands, except per share amounts):

	Years Ended December 31,
	2001	2000	1999
Net Income	$121,107	$186,103	$141,441
Basic:
Weighted average shares	174,489	177,750	180,446

Diluted:
Weighted average shares	174,489	177,750	180,446
Common stock equivalents—stock options	7,000	8,318	4,143

Diluted shares	181,489	186,068	184,589

Net Income Per Share:
Basic	$.69	$1.05	$.78
Diluted	$.67	$1.00	$.77

Note K—Quarterly Financial Data (Unaudited)

      The following tabulation shows certain quarterly financial data for 2001 and 2000 (in thousands, except per share amounts):

	Quarter
2001					Year Ended December 31,
	1	2	3	4
Net service revenues	$719,273	$648,404	$574,690	$510,483	$2,452,850
Gross margin	$310,986	$272,763	$230,565	$202,264	$1,016,578
Income before income taxes	$77,077	$61,128	$37,516	$20,563	$196,284
Net income	$47,557	$37,716	$23,147	$12,687	$121,107
Basic net income per share	$0.27	$0.22	$0.13	$0.07	$0.69
Diluted net income per share	$0.26	$0.21	$0.13	$0.07	$0.67
	Quarter
2000									Year Ended December 31,
	1		2		3		4
Net service revenues		$632,845		$671,000		$689,585		$705,889	$2,699,319
Gross margin		$271,049		$289,466		$295,936		$304,312	$1,160,763
Income before income taxes		$70,308		$75,921		$77,856		$77,542	$301,627
Net income		$43,380		$46,843		$48,037		$47,843	$186,103
Basic net income per share	$	..24	$	..26	$	..27	$	..27	$1.05
Diluted net income per share		$.24		$.25		$.26		$.26	$1.00

Note L—Business Segments

        The Company has two reportable segments: temporary and consultant staffing; and permanent placement staffing. The temporary and consultant staffing segment provides specialized personnel in the accounting and finance, administrative and office, information technology, legal, advertising, marketing, and web design fields. The permanent placement staffing segment provides full-time personnel in the accounting, finance, administrative and office, and information technology fields.

        The accounting policies of the segments are the same as those described in Note A: Summary of Significant Accounting Policies. The Company evaluates performance based on profit or loss from operations before interest expense, intangible amortization expense, and income taxes.

        The following table provides a reconciliation of revenue and operating profit by reportable segment to consolidated results (in thousands):

	Years Ended December 31,
	2001	2000	1999
Net service revenues
Temporary and consultant staffing	$2,264,162	$2,446,869	$1,922,111
Permanent placement staffing	188,688	252,450	159,210

	$2,452,850	$2,699,319	$2,081,321

Operating income
Temporary and consultant staffing	$172,763	$232,411	$194,333
Permanent placement staffing	20,337	63,934	39,313

	193,100	296,345	233,646
Amortization of intangible assets	5,335	5,157	4,990
Interest income, net	(8,519)	(10,439)	(6,041)

Income before income taxes	$196,284	$301,627	$234,697

        The Company does not report total assets by segment. The following table represents identifiable assets by business segment (in thousands):

	December 31,
	2001	2000
Accounts receivable
Temporary and consultant staffing	$262,968	$365,887
Permanent placement staffing	24,281	41,689

	$287,249	$407,576

        The Company operates internationally, with operations in the United States, Canada, Europe, Australia, and New Zealand. The following tables represent revenues and long-lived assets by geographic location (in thousands):

	Years Ended December 31,
	2001	2000	1999
Revenues
Domestic	$2,089,222	$2,397,065	$1,829,275
Foreign	363,628	302,254	252,046

	$2,452,850	$2,699,319	$2,081,321

	December 31,
	2001	2000
Assets, long-lived
Domestic	$282,439	$272,673
Foreign	25,717	26,746

	$308,156	$299,419

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors
of Robert Half International Inc.:

        We have audited the accompanying consolidated statements of financial position of Robert Half International Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robert Half International Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                      ARTHUR ANDERSEN LLP

San Francisco, California
January 18, 2002

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

        The information required by Items 10 through 13 of Part III is incorporated by reference from the registrant's Proxy Statement, under the captions "Nomination and Election of Directors," "Beneficial Stock Ownership," "Compensation of Directors," "Compensation of Executive Officers" and "Compensation Committee Interlocks and Insider Participation and Certain Transactions," which Proxy Statement will be mailed to stockholders in connection with the registrant's annual meeting of stockholders which is scheduled to be held in May 2002.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
1.    Financial Statements

        The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

    Consolidated statements of financial position at December 31, 2001 and 2000.

    Consolidated statements of income for the years ended December 31, 2001, 2000 and 1999.

    Consolidated statements of stockholders' equity for the years ended December 31, 2001, 2000 and 1999.

    Consolidated statements of cash flows for the years ended December 31, 2001, 2000 and 1999.

    Notes to consolidated financial statements.

  Report of independent public accountants.

  Selected quarterly financial data for the years ended December 31, 2001 and 2000 are set forth in Note K—Quarterly Financial Data (Unaudited) included in Item 8 of this report.

2.
Financial Statement Schedules

    Schedules I through V have been omitted as they are not applicable.

3.
Exhibits
Exhibit No.	Exhibit

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.
3.2	By-Laws, incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999.
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
*10.3	Key Executive Retirement Plan—Level II, as amended, incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
*10.4
Restated Retirement Agreement, as amended, between the Registrant and Harold M. Messmer, Jr. Amendment No. 1 is filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The original Restated Retirement Agreement is incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
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
*10.18	Senior Executive Retirement Plan, as amended, incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
*10.19	Collateral Assignment of Split Dollar Insurance Agreement, incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
*10.20	Form of Part-Time Employment Agreement, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
21	Subsidiaries of the Registrant.
23	Accountant's Consent.

*
Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)
Reports on Form 8-K

    The Registrant filed no reports on Form 8-K during the fiscal quarter ending December 31, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)
Date: March 15, 2002	By:	/s/ M. KEITH WADDELL M. Keith Waddell Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2002	By:	/s/ HAROLD M. MESSMER, JR. Harold M. Messmer, Jr. Chairman of the Board, President, Chief Executive Officer, and a Director (Principal Executive Officer)
Date: March 15, 2002	By:	/s/ ANDREW S. BERWICK, JR. Andrew S. Berwick, Jr., Director
Date: March 15, 2002	By:	/s/ FREDERICK P. FURTH Frederick P. Furth, Director
Date: March 15, 2002	By:	/s/ EDWARD W. GIBBONS Edward W. Gibbons, Director
Date: March 15, 2002	By:	/s/ THOMAS J. RYAN Thomas J. Ryan, Director
Date: March 15, 2002	By:	/s/ J. STEPHEN SCHAUB J. Stephen Schaub, Director
Date: March 15, 2002	By:	/s/ M. KEITH WADDELL M. Keith Waddell Vice Chairman, Chief Financial Officer, Treasurer and a Director (Principal Financial Officer and Principal Accounting Officer)

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (in thousands, except share amounts)
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share amounts)
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES