Form 10-Q
period 2002-03-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2002-05-13
CIK 315213

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.    Yes /x/ No / /

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2002:

176,163,854 shares of $.001 par value Common Stock

The financial statements for the quarter ended March 31, 2002, contained in this report have not been reviewed by an independent public accountant because we severed our auditing relationship with Arthur Andersen LLP on April 24, 2002. See Part II, Item 5.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share amounts)

	March 31, 2002	December 31, 2001
	(Unaudited)

ASSETS:
Cash and cash equivalents	$378,790	$346,768
Accounts receivable, less allowances of $11,784 and $14,363	252,751	272,886
Deferred income taxes and other current assets	96,502	66,352

Total current assets	728,043	686,006
Intangible assets, less accumulated amortization of $78,182 and $77,427	159,763	160,632
Property and equipment, less accumulated depreciation of $202,394 and $185,554	141,671	147,524

Total assets	$1,029,477	$994,162

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses	$35,511	$33,384
Accrued payroll costs	145,607	143,061
Current portion of notes payable and other indebtedness	201	202

Total current liabilities	181,319	176,647
Notes payable and other indebtedness, less current portion	2,464	2,480
Deferred income taxes and other liabilities	9,674	9,339

Total liabilities	193,457	188,466

Commitments and Contingencies
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 175,784,178 and 174,928,587 shares	176	175
Capital surplus	518,486	487,083
Deferred compensation	(59,385)	(64,792)
Accumulated other comprehensive income	(8,623)	(8,025)
Retained earnings	385,366	391,255

Total stockholders' equity	836,020	805,696

Total liabilities and stockholders' equity	$1,029,477	$994,162

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2002		2001
	(Unaudited)

Net service revenues		$468,471		$719,273
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for temporary employees		283,570		408,287

Gross margin		184,901		310,986
Selling, general and administrative expenses		171,511		234,984
Amortization of intangible assets		—		1,336
Interest income, net		(1,307)		(2,411)

Income before income taxes		14,697		77,077
Provision for income taxes		5,585		29,520

Net income		$9,112		$47,557

Basic net income per share	$	..05	$	..27
Diluted net income per share		$.05		$.26

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Three Months Ended March 31,
	2002	2001
	(Unaudited)

COMMON STOCK—SHARES:
Balance at beginning of period	174,929	176,050
Issuances of restricted stock	(19)	113
Repurchases of common stock	(563)	(2,636)
Exercises of stock options	1,437	824

Balance at end of period	175,784	174,351

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$175	$176
Issuances of restricted stock	—	—
Repurchases of common stock	(1)	(3)
Exercises of stock options	2	1

Balance at end of period	$176	$174

CAPITAL SURPLUS:
Balance at beginning of period	$487,083	$406,471
Issuances of restricted stock—excess over par value	1,439	3,844
Exercises of stock options—excess over par value	22,272	8,919
Tax impact of equity incentive plans	7,692	7,654

Balance at end of period	$518,486	$426,888

DEFERRED COMPENSATION:
Balance at beginning of period	$(64,792)	$(72,870)
Issuances of restricted stock	(1,439)	(3,844)
Amortization of deferred compensation	6,846	7,829

Balance at end of period	$(59,385)	$(68,885)

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$(8,025)	$(4,192)
Translation adjustments	(598)	(2,015)

Balance at end of period	$(8,623)	$(6,207)

RETAINED EARNINGS:
Balance at beginning of period	$391,255	$388,954
Repurchases of common stock and common stock equivalents—excess over par value	(15,001)	(66,549)
Net income	9,112	47,557

Balance at end of period	$385,366	$369,962

COMPREHENSIVE INCOME:
Net income	$9,112	$47,557
Translation adjustments	(598)	(2,015)

Total comprehensive income	$8,514	$45,542

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2002	2001
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,112	$47,557
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	—	1,336
Depreciation expense	17,222	15,220
Provision for deferred income taxes	(4,261)	(3,620)
Tax impact of equity incentive plans	7,692	7,654
Changes in assets and liabilities, net of effects of acquisitions:
(Increase) decrease in accounts receivable	20,135	(1,252)
Increase (decrease) in accounts payable, accrued expenses and accrued payroll costs	4,673	(18,823)
Increase in income taxes payable	—	13,710
Change in other assets, net of change in other liabilities	(18,324)	4,618

Total adjustments	27,137	18,843

Net cash and cash equivalents provided by operating activities	36,249	66,400
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,482)	(26,139)

Net cash and cash equivalents used in investing activities	(11,482)	(26,139)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock and common stock equivalents	(15,002)	(66,552)
Principal payments on notes payable and other indebtedness	(17)	(74)
Proceeds from exercises of stock options	22,274	8,920

Net cash and cash equivalents (used in) provided by financing activities	7,255	(57,706)

Net increase (decrease) in cash and cash equivalents	32,022	(17,445)
Cash and cash equivalents at beginning of period	346,768	239,192

Cash and cash equivalents at end of period	$378,790	$221,747

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$80	$75
Income taxes	$4,420	$11,679

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

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

        Principles of Consolidation.    The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances have been eliminated. Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

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

        Intangible Assets.    Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at acquisition date, which were being amortized on a straight-line basis over a period of 40 years through December 31, 2001. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), on January 1, 2002. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. The methods used for evaluating and measuring impairment of certain intangible assets have changed in accordance with the provisions of SFAS 142. While the Company has not completed the new impairment analysis, it is not expected to have a material effect on the financial statements.

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

        Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of March 31, 2002, such estimates included accounts receivable allowances of $11.8 million and workers' compensation accruals of $14.5 million, both of which were determined using historical loss statistics, which could differ materially from actual losses.

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

Note B—Net Income Per Share

        The calculation of net income per share for the three months ended March 31, 2002 and 2001 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Net Income	$9,112	$47,557
Basic:
Weighted average shares	174,049	175,142

Diluted:
Weighted average shares	174,049	175,142
Common stock equivalents—stock options	6,790	6,906

Diluted shares	180,839	182,048

Net Income Per Share:
Basic	$.05	$.27
Diluted	$.05	$.26

Note C—Business Segments

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

        The following table provides a reconciliation of revenue and operating profit by reportable segment to consolidated results (in thousands):

	Three Months Ended March 31,
	2002	2001
	(Unaudited)

Net service revenues
Temporary and consultant staffing	$442,196	$654,233
Permanent placement staffing	26,275	65,040

	$468,471	$719,273

Operating income
Temporary and consultant staffing	$14,615	$62,764
Permanent placement staffing	(1,225)	13,238

	13,390	76,002
Amortization of intangible assets	—	1,336
Interest income, net	(1,307)	(2,411)

Income before income taxes	$14,697	$77,077

Note D—Goodwill

        The Company adopted SFAS 142 on January 1, 2002, resulting in the discontinuance of the amortization of certain intangible assets that were being amortized over 40 years. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Had goodwill not been amortized in the three months ended March 31, 2001, the Company's pro forma net income and net income per share would have been as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2002	2001
	(Unaudited)

Net income
As Reported	$9,112	$47,557
Goodwill amortization, net of income tax effects	—	828

Pro Forma	$9,112	$48,385

Net Income Per Share
Basic
As Reported	$0.05	$0.27
Goodwill amortization	—	0.01

Pro Forma	$0.05	$0.28

Diluted
As Reported	$0.05	$0.26
Goodwill amortization	—	0.01

Pro Forma	$0.05	$0.27

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

  Results of Operations for Each of the Three Months Ended March 31, 2002 and 2001.

        Temporary and consultant staffing revenues were $442 million and $654 million for the three months ended March 31, 2002 and 2001, respectively, decreasing by 32% during the three months ended March 31, 2002 compared to the same period in 2001. Permanent placement staffing revenues were $26 million and $65 million for the three months ended March 31, 2002 and 2001, respectively, decreasing by 60% during the three months ended March 31, 2002 compared to the same period in 2001. Overall revenue results for the three months ended March 31, 2002 were adversely impacted by the ongoing recession in the United States.

        As of March 31, 2002, the Company had more than 325 offices in 41 states and the District of Columbia and 10 foreign countries. Revenues from domestic operations represented 82% and 87% of revenues for the three months ended March 31, 2002 and 2001, respectively. Revenues from foreign operations represented 18% and 13% of revenues for the three months ended March 31, 2002 and 2001, respectively.

        Gross margin dollars from the Company's temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement staffing services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for the Company's temporary and consultant staffing services were $159 million and $246 million for the three months ended March 31, 2002 and 2001, respectively, decreasing by 36% in 2002. Gross margin amounts equaled 36% and 38% of revenues for temporary and consultant staffing services for the three months ended March 31, 2002 and 2001, respectively, which the Company believes reflect its ability to adjust billing rates and wage rates to underlying market conditions. Gross margin dollars for the Company's permanent placement staffing division were $26 million and $65 million for the three months ended March 31, 2002 and 2001, respectively, decreasing by 60% for the three months ended March 31, 2002.

        Selling, general and administrative expenses were $172 million for the three months ended March 31, 2002, compared to $235 million for the three months ended March 31, 2001. Selling, general and administrative expenses as a percentage of revenues were 37% and 33% for the three months ended March 31, 2002 and 2001, respectively. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The percentage increase in 2002 was due to the negative leverage from fixed operating expenses including depreciation and occupancy costs.

        The Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Management believes that its previous acquisitions of established companies in established markets and maintaining its presence in these markets preserves the goodwill for an indeterminate period. Net intangible assets represented 16% of total assets and 19% of total stockholders' equity at March 31, 2002.

        The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, resulting in the discontinuance of the amortization of certain intangible assets that were being amortized over 40 years. Upon adoption of SFAS No. 142, the Company stopped recording goodwill amortization expense. The methods used for evaluating and measuring impairment of certain intangible assets have changed in accordance with the provisions of SFAS 142. While the Company has not completed the new impairment analysis, it is not expected to have a material effect on the financial statements.

        Interest income for the three months ended March 31, 2002 and 2001 was $1.5 million and $2.7 million, respectively. Higher average cash balances during the three months ended March 31, 2002 were more than offset by lower interest rates earned during the period. Interest expense for the three months ended March 31, 2002 and 2001 was $.2 million and $.3 million, respectively.

        The provision for income taxes was 38% for both the three months ended March 31, 2002 and 2001, respectively.

  Liquidity and Capital Resources

        The change in the Company's liquidity during the three months ended March 31, 2002 is the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and principal payments on outstanding notes payable. As of March 31, 2002, the Company has authorized the repurchase, from time to time, of up to 8 million additional shares of the Company's common stock on the open market or in privately negotiated transactions, depending on market conditions. During the three months ended March 31, 2002, the Company did not repurchase shares of common stock on the open market. For the three months ended March 31, 2002, the Company generated $36 million from operations, used $11 million in investing activities and generated $7 million in financing activities.

        The Company's working capital at March 31, 2002, included $379 million in cash and cash equivalents. In addition at March 31, 2002, the Company had available $75 million of its $80 million bank revolving line of credit. The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company, the Company's fixed payments, and other obligations on both a short and long-term basis. As of March 31, 2002, the Company had no material capital commitments.

  Subsequent Event

        On April 24, 2002, the Company announced that it had reached a tentative agreement with Arthur Andersen LLP to hire partners and other employees within Andersen's U.S. internal audit and business risk consulting practices. The Andersen professionals in question are with the firm's Risk Consulting Services group and have expertise in areas such as internal audit, technology risk consulting, and financial and commodity risk consulting. The Risk Consulting Services group is separate from Andersen's external audit and attestation services. Terms of the arrangement, which is subject to completion of a definitive agreement, additional due diligence and appropriate approvals from both parties, have not been finalized as of the date of this filing.

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

        None

Item 3.    Defaults upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 5.    Other Information

        On April 24, 2002, we reached a tentative agreement with Arthur Andersen LLP to hire partners and other employees within Andersen's U.S. internal audit and business risk consulting practices. Andersen and our Board of Directors determined that execution of the agreement would cause Arthur Andersen to no longer be independent. Our auditing relationship with Arthur Andersen was therefore severed by mutual agreement effective April 24, 2002. We are in the process of selecting new independent auditors.

        As permitted by Securities Exchange Act Release 34-45589, an independent public accountant has not reviewed the interim financial statements for the quarter ended March 31, 2002, contained in this report. Our new independent public accountants will review these financial statements before August 14, 2002. If in the opinion of the new accountants, any changes are required, we will file an amended quarterly report on Form 10-Q before August 14, 2002. If an amendment is not required, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, will state that these first quarter financial statements have been reviewed and no changes are required.

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

Date: May 13, 2002

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (in thousands, except share amounts)
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share amounts)
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2002 (Unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
SIGNATURES