Form 10-Q
period 2002-06-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2002-08-13
CIK 315213

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2002:

175,132,060 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share amounts)

	(Unaudited)	December 31, 2001
	June 30, 2002

ASSETS:
Cash and cash equivalents	$373,426	$346,768
Accounts receivable, less allowances of $11,958 and $14,363	245,359	272,886
Deferred income taxes and other current assets	101,063	66,352

Total current assets	719,848	686,006
Intangible assets, net	163,382	160,632
Property and equipment, less accumulated depreciation of $220,581 and $185,554	137,672	147,524

Total assets	$1,020,902	$994,162

LIABILITIES:
Accounts payable and accrued expenses	$48,238	$33,384
Accrued payroll costs	143,390	143,061
Current portion of notes payable and other indebtedness	212	202

Total current liabilities	191,840	176,647
Notes payable and other indebtedness, less current portion	2,447	2,480
Deferred income taxes and other liabilities	7,154	9,339

Total liabilities	201,441	188,466
Commitments and Contingencies
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 174,590,177 and 174,928,587 shares	175	175
Capital surplus	528,354	487,083
Deferred compensation	(51,396)	(64,792)
Accumulated other comprehensive income	(1,734)	(8,025)
Retained earnings	344,062	391,255

Total stockholders' equity	819,461	805,696

Total liabilities and stockholders' equity	$1,020,902	$994,162

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2002		2001		2002		2001
	(Unaudited)				(Unaudited)
Net service revenues		$473,121		$648,404		$941,592		$1,367,677
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for temporary and risk consulting employees		290,003		375,641		573,573		783,928

Gross margin		183,118		272,763		368,019		583,749
Selling, general and administrative expenses		178,564		212,552		350,075		447,536
Amortization of intangible assets		859		1,333		859		2,669
Interest income, net		(1,458)		(2,250)		(2,765)		(4,661)

Income before income taxes		5,153		61,128		19,850		138,205
Provision for income taxes		1,958		23,412		7,543		52,932

Net income		$3,195		$37,716		$12,307		$85,273

Basic net income per share	$	..02	$	..22	$	..07	$	..49
Diluted net income per share		$.02		$.21		$.07		$.47

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Six Months Ended June 30,
	2002	2001
	(Unaudited)
COMMON STOCK—SHARES:
Balance at beginning of period	174,929	176,050
Issuances of restricted stock	66	89
Repurchases of common stock	(2,455)	(2,861)
Exercises of stock options	2,050	1,773

Balance at end of period	174,590	175,051

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$175	$176
Issuances of restricted stock	—	—
Repurchases of common stock	(2)	(3)
Exercises of stock options	2	2

Balance at end of period	$175	$175

CAPITAL SURPLUS:
Balance at beginning of period	$487,083	$406,471
Issuances of restricted stock—excess over par value	(90)	3,466
Exercises of stock options—excess over par value	31,201	20,702
Tax impact of equity incentive plans	10,160	15,180

Balance at end of period	$528,354	$445,819

DEFERRED COMPENSATION:
Balance at beginning of period	$(64,792)	$(72,870)
Issuances of restricted stock	90	(3,466)
Amortization of deferred compensation	13,306	16,160

Balance at end of period	$(51,396)	$(60,176)

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$(8,025)	$(4,192)
Translation adjustments	6,291	(3,741)

Balance at end of period	$(1,734)	$(7,933)

RETAINED EARNINGS:
Balance at beginning of period	$391,255	$388,954
Repurchases of common stock and common stock equivalents—excess over par value	(59,500)	(72,453)
Net income	12,307	85,273

Balance at end of period	$344,062	$401,774

COMPREHENSIVE INCOME:
Net income	$12,307	$85,273
Translation adjustments	6,291	(3,741)

Total comprehensive income	$18,598	$81,532

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2002	2001
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,307	$85,273
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	859	2,669
Depreciation expense	34,783	32,221
Provision for deferred income taxes	(6,866)	(5,978)
Tax impact of equity incentive plans	10,160	15,180
Changes in assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable	28,098	36,819
Increase (decrease) in accounts payable, accrued expenses and accrued payroll costs	15,442	(37,242)
Increase in income taxes payable	—	5,318
Change in other assets, net of change in other liabilities	11,883	9,562

Total adjustments	94,359	58,549

Net cash flows provided by operating activities	106,666	143,822
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets and other assets	(16,163)	—
Capital expenditures	(24,349)	(52,823)
Deposits to trusts for employee benefits and retirement plans	(21,875)	—

Net cash flows used in investing activities	(62,387)	(52,823)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock and common stock equivalents	(48,801)	(72,456)
Principal payments on notes payable and other indebtedness	(23)	(96)
Proceeds from exercises of stock options	31,203	20,704

Net cash flows used in financing activities	(17,621)	(51,848)

Net increase in cash and cash equivalents	26,658	39,151
Cash and cash equivalents at beginning of period	346,768	239,192

Cash and cash equivalents at end of period	$373,426	$278,343

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$154	$150
Income taxes	$8,694	$38,385
Purchase of intangible assets and other assets:
Assets acquired
Intangible assets	$15,342	$—
Other	821	—

Cash paid, net of cash acquired	$16,163	$—

Non-cash items:
Stock repurchases awaiting settlement	$10,701	$—

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

(Unaudited)

Note A—Summary of Significant Accounting Policies

        Nature of Operations.    Robert Half International Inc. (the "Company") provides specialized staffing and risk consulting services through such divisions as Accountemps®, Robert Half®, OfficeTeam®, RHI Consulting®, RHI Management Resources®, The Affiliates®, The Creative Group®, and ProtivitiSM. The Company, through its Accountemps, Robert Half, and RHI Management Resources divisions, is the world's largest specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OfficeTeam specializes in highly skilled temporary administrative support personnel. RHI Consulting provides information technology professionals. The Affiliates provides temporary, project, and full-time staffing of attorneys and specialized support personnel within law firms and corporate legal departments. The Creative Group provides project staffing in the advertising, marketing, and web design fields. Protiviti began operations on May 24, 2002, and provides business and technology risk consulting and internal audit services. Protiviti, which employs professionals formerly associated with Arthur Andersen LLP's ("Andersen") risk consulting and internal audit practices, is a wholly-owned subsidiary of the Company. Revenues are predominantly derived from specialized staffing services. The Company operates in the United States, Canada, Europe, Australia, and New Zealand. The Company is a Delaware corporation.

        Basis of Presentation.    The unaudited Condensed Consolidated Financial Statements of the Company are prepared in conformity with generally accepted accounting principles for interim financial information and the rules of the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2001, included in the annual report on Form 10-K. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for a full year.

        Principles of Consolidation.    The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances have been eliminated.

        Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of June 30, 2002, such estimates included reserves for uncollectible accounts receivable, workers' compensation losses, legal claims, income and other taxes, and certain employee retirement plans.

        Revenue Recognition.    Temporary and consultant staffing services revenues are recognized when the services are rendered by the Company's temporary employees. Permanent placement staffing revenues are recognized when employment candidates accept offers of permanent employment. Allowances are established to estimate losses due to placed candidates not remaining employed for the Company's guarantee period, typically 90 days. Risk consulting and internal audit services revenues are recognized as services are provided. Reimbursements, including those relating to travel and out-of-pocket expenses, are included in revenues, and equivalent amounts of reimbursable expenses are included in direct costs of services.

        Costs of Services.    Direct costs of staffing services consist of payroll, payroll taxes and insurance costs for the Company's temporary employees. There are no direct costs associated with permanent placement staffing services. Risk consulting and internal audit costs of services include professional staff payroll, payroll taxes and insurance costs, as well as reimbursable expenses.

        Cash and Cash Equivalents.    The Company considers all highly liquid investments with a maturity at the date of purchase of three months or less as cash equivalents.

        Intangible Assets.    Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition, which were being amortized on a straight-line basis over a period of 40 years through December 31, 2001. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), on January 1, 2002. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. The methods used for evaluating and measuring impairment of certain intangible assets have changed in accordance with the provisions of SFAS 142. Based upon its most recent analysis, the Company has determined that there was no impairment of intangible assets at June 30, 2002.

        Income Taxes.    Deferred taxes are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rates.

        Foreign Currency Translation.    The results of operations of the Company's foreign subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company's foreign subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of comprehensive income within Stockholders' Equity. Gains and losses resulting from foreign currency transactions are included in the Condensed Consolidated Statements of Income.

        Stock Option Plans.    The Company accounts for its stock option plans under APB Opinion 25. Accordingly, no compensation expense related to stock options is included in determining net income and net income per share in the Condensed Consolidated Financial Statements.

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

Note B—Net Income Per Share

        The calculation of net income per share for the three and six months ended June 30, 2002 and 2001 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)

Net Income	$3,195	$37,716	$12,307	$85,273
Basic:
Weighted average shares	174,826	174,474	174,440	174,806

Diluted:
Weighted average shares	174,826	174,474	174,440	174,806
Common stock equivalents—stock options	6,079	7,549	6,499	7,400

Diluted shares	180,905	182,023	180,939	182,206

Net Income Per Share:
Basic	$.02	$.22	$.07	$.49
Diluted	$.02	$.21	$.07	$.47

Note C—Deferred Income Taxes and Other Current Assets

        As of June 30, 2002, deferred income taxes and other current assets consisted primarily of $38.4 million of deferred income taxes and $30.2 million of amounts on deposit in irrevocable grantor trusts related to employee benefit and retirement plans.

Note D—Intangible Assets, Net

        The following table sets forth the activity in the intangible assets from December 31, 2001 through June 30, 2002 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balance as of December 31, 2001	$141,492	$19,140	$160,632
Purchase of intangible assets	—	15,342	15,342
Translation adjustments	655	—	655
Decrease in unamortized retirement costs	—	(12,388)	(12,388)

	142,147	22,094	164,241
Amortization of intangible assets	—	(859)	(859)

Balance as of June 30, 2002	$142,147	$21,235	$163,382

        The Company adopted SFAS 142 on January 1, 2002, resulting in the discontinuance of the amortization of goodwill that was being amortized over 40 years. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Had goodwill not been amortized in the three and six months ended June 30, 2001, the Company's pro forma net income and net income per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Net Income
As Reported	$3,195	$37,716	$12,307	$85,273
Goodwill amortization, net of income tax effects	—	827	—	1,655

Pro Forma	$3,195	$38,543	$12,307	$86,928

Net Income Per Share
Basic
As reported	$.02	$0.22	$.07	$0.49
Goodwill amortization	—	—	—	0.01

Pro Forma	$.02	$0.22	$.07	$0.50

Diluted
As Reported	$.02	$0.21	$.07	$0.47
Goodwill amortization	—	—	—	0.01

Pro Forma	$.02	$0.21	$.07	$0.48

        As of June 30, 2002, the Company has completed the goodwill impairment test required by SFAS 142 and has determined that no impairment presently exists. The Company will perform annual assessments for impairment, applying a discounted cash flow-based test to its reportable units, which are its various lines of business.

        On May 23, 2002 the Company completed its arrangement to hire approximately 760 professionals formerly associated with Andersen's U.S. risk consulting and internal audit practices. These professionals comprise the talent base of Protiviti Inc., a wholly-owned subsidiary of the Company, which provides business and technology risk consulting and internal audit services. To secure the release of Protiviti employees from their covenants not to compete or solicit, the Company paid approximately $16.1 million (including transaction costs), substantially all of which costs are being amortized over 18 months as intangible assets. The estimated amortization expense related to the intangible assets for the succeeding five years is as follows: $6.0 million in 2002, $9.3 million in 2003, and none for the years thereafter.

Note E—Accrued Payroll Costs

        Accrued payroll costs consisted of the following (in thousands):

	June 30, 2002	December 31, 2001
	(Unaudited)
Payroll and bonuses	$67,247	$68,019
Employee benefits and retirement obligations	52,340	54,517
Workers' compensation	12,843	14,841
Payroll taxes	10,960	5,684

	$143,390	$143,061

Note F—Contingencies

        The Company is involved in a number of lawsuits arising in the ordinary course of business which will not, in the opinion of management, have a material adverse effect on the Company's results of operations, financial position, or cash flows.

Note G—Business Segments

        The Company has three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting services. The temporary and consultant segment provides specialized staffing in the accounting and finance, administrative and office, information technology, legal, advertising, marketing and web design fields. The permanent placement segment provides full-time personnel in the accounting, finance, administrative and office, and information technology fields. The risk consulting segment provides business and technology risk consulting and internal audit services.

        The accounting policies of the segments are set forth in Note A: Summary of Significant Accounting Policies. The Company evaluates performance based on profit or loss from operations before interest income, intangible amortization expense, and income taxes.

        The following table provides a reconciliation of revenue and operating profit by reportable segment to consolidated results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Net service revenues
Temporary and consultant staffing	$440,272	$594,176	$882,468	$1,248,409
Permanent placement staffing	26,039	54,228	52,314	119,268
Risk consulting and internal audit services	6,810	—	6,810	—

	$473,121	$648,404	$941,592	$1,367,677

Operating Income
Temporary and consultant staffing	$11,292	$49,901	$25,907	$112,665
Permanent placement staffing	(957)	10,310	(2,182)	23,548
Risk consulting and internal audit services	(5,781)	—	(5,781)	—

	4,554	60,211	17,944	136,213
Amortization of intangible assets	859	1,333	859	2,669
Interest income, net	(1,458)	(2,250)	(2,765)	(4,661)

Income before income taxes	$5,153	$61,128	$19,850	$138,205

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain information contained in Management's Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the Company's future operating results or financial positions. These statements may be identified by words such as "estimate", "forecast", "project", "plan", "intend", "believe", "expect", "anticipate", or variations or negatives thereof or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. These risks and uncertainties include, but are not limited to, the following: changes in levels of unemployment and other economic conditions in the U.S. or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of qualified candidates for temporary employment or the Company's ability to attract qualified candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company's services, on the Company's ability to maintain its profit margins; the possibility of the Company incurring liability for the activities of its temporary employees or for events impacting its temporary employees on clients' premises; the success of the Company in attracting, training and retaining qualified management personnel and other staff employees; whether governments will impose additional regulations or licensing requirements on personnel services businesses in particular or on employer/employee relationships in general; future success of the new Protiviti subsidiary will depend on its ability to retain employees and attract clients; significant costs and diversion of management time could be incurred in connection with the establishment and initial operations of Protiviti; certain capitalizable costs associated with the Protiviti employment arrangements could become impaired and written off; failure of Protiviti to produce projected revenues could adversely affect financial results; and the possibility of involvement in litigation relating to prior transactions or activities. Because long-term contracts are not a significant part of the Company's business, future results cannot be reliably predicted by considering past trends or extrapolating past results.

  Critical Accounting Policies

        In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we identified the Company's most critical accounting policies to be those that involve subjective decisions, assessments or estimates. While management believes that its assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company's future financial results.

        Accounts Receivable Allowances.    The Company maintains accounts receivable allowances for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Estimates used in determining the accounts receivable allowance were based on current trends and historical loss statistics.

        Income Tax Assets and Liabilities.    In establishing its deferred income tax assets and liabilities, the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to its operations. The Company records deferred tax assets and liabilities and evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. The likelihood of a material change in the Company's expected realization of these assets is dependent on future taxable income, its ability to use foreign tax credit carryforwards and carrybacks, final U.S. and foreign tax settlements, and the effectiveness of its tax planning strategies in the various relevant jurisdictions.

        Employee Retirement Plans.    The determination of the Company's obligations for certain employee retirement plans is dependent upon various assumptions, including, among others, interest rates, service periods, and future compensation levels.

        Goodwill Impairment.    In accordance with the provisions of SFAS 142, the Company assesses the impairment of goodwill and identifiable intangible assets annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by management. The Company's estimates of discounted cash flow may differ from actual cash flow due to, among other things, economic conditions, changes to its business model or changes in its operating performance. Based upon the most recent analysis, no impairment of intangible assets existed at June 30, 2002.

        Workers' Compensation.    The Company has established reserves for workers' compensation claims based on historical loss statistics.

        Stock Option Plans.    The Company has a long history of issuing stock options to employees and directors as an integral part of its compensation programs. Generally accepted accounting principles allow alternative methods of accounting for these plans. The Company has chosen to account for its stock option plans under APB Opinion 25. Accordingly, no compensation expense related to stock options is included in determining net income and net income per share in the Condensed Consolidated Financial Statements. The alternative method of accounting for stock options is prescribed by Statement of Financial Accounting Standards No. 123.

  Results of Operations for Each of the Three Months and Six Months Ended June 30, 2002 and 2001

        Temporary and consultant staffing services revenues were $440 million and $594 million for the three months ended June 30, 2002 and 2001, respectively, decreasing by 26% during the three months ended June 30, 2002 compared to the same period in 2001. Temporary and consultant staffing services revenues were $883 million and $1,249 million for the six months ended June 30, 2002 and 2001, respectively, decreasing by 29% during the six months ended June 30, 2002 compared to the same period in 2001. Permanent placement revenues were $26 million and $54 million for the three months ended June 30, 2002 and 2001, respectively, decreasing by 52% during the three months ended June 30, 2002 compared to the same period in 2001. Permanent placement revenues were $52 million and $119 million for the six months ended June 30, 2002 and 2001, respectively, decreasing by 56% during the six months ended June 30, 2002 compared to the same period in 2001. Staffing services revenue results for the six months ended June 30, 2002 were adversely impacted by weak labor markets and soft general economic conditions, particularly in the United States. Risk consulting and internal audit services revenues were $7 million for the period May 24, 2002 (inception) to June 30, 2002. We expect revenues to continue to be negatively impacted by general macroeconomic conditions.

        As of June 30, 2002, the Company had more than 325 offices in 41 states and the District of Columbia and 10 foreign countries. Revenues from domestic operations represented 82% of revenues for both the three and six months ended June 30, 2002, and 86% of revenues for both the three and six months ended June 30, 2001. Revenues from foreign operations represented 18% of revenues for both the three and six months ended June 30, 2002, and 14% of revenues for both the three and six months ended June 30, 2001.

        Gross margin dollars from the Company's temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement staffing services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consists primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company's temporary and consultant staffing services were $159 million and $318 million for the three and six months ended June 30, 2002, respectively, compared to $219 million and $465 million for the comparable periods in 2001, decreasing by 27% and 32% for the three and six months ended June 30, 2002, respectively. Gross margin amounts equaled 36% of revenues for temporary and consultant staffing services for both the three and six months ended June 30, 2002, compared to 37% for both the three and six months ended June 30, 2001. The lower 2002 temporary and consulting margin percentages are primarily due to lower temp-to-perm conversion fees (which carry higher margins). Gross margin dollars for the Company's permanent placement staffing division were $26 million and $52 million for the three and six months ended June 30, 2002, respectively, compared to $54 million and $119 million for the comparable periods in 2001, decreasing by 52% and 56% for the three and six months ended June 30, 2002, respectively. Gross margin dollars for the Company's risk consulting and internal audit division were negative $2 million for the period May 24, 2002 (inception) to June 30, 2002.

        Selling, general and administrative expenses were $179 million and $350 million for the three and six months ended June 30, 2002, respectively, compared to $213 million and $448 million during the three and six months ended June 30, 2001, respectively. Selling, general and administrative expenses as a percentage of revenues were 38% and 37% for the three and six months ended June 30, 2002, respectively, compared to 33% for both the three and six months ended June 30, 2001. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The percentage increase in 2002 was primarily due to negative leverage from fixed operating expenses including depreciation, occupancy costs and administrative compensation.

        The Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. The Company adopted SFAS 142 on January 1, 2002, resulting in the discontinuance of the amortization of goodwill that was being amortized over 40 years. The methods used for evaluating and measuring impairment of certain intangible assets have changed in accordance with the provisions of SFAS 142. Based upon its most recent analysis, the Company has determined that there was no impairment of intangible assets at June 30, 2002. Net intangible assets represented 16% of total assets and 20% of total stockholders' equity at June 30, 2002.

        Interest income for the three months ended June 30, 2002 and 2001 was $1.7 million and $2.4 million, respectively, while interest expense for both the three months ended June 30, 2002 and 2001 was $.2 million. Interest income for the six months ended June 30, 2002 and 2001 was $3.2 million and $5.1 million, respectively, while interest expense for both the six months ended June 30, 2002 and 2001 was $.4 million. Higher average cash balances during the three and six months ended June 30, 2002 were offset by lower interest rates earned during the periods.

        The provision for income taxes was 38% for both the three and six months ended June 30, 2002 and 2001.

  Liquidity and Capital Resources

        The change in the Company's liquidity during the six months ended June 30, 2002 is the net effect of funds generated by operations and the funds used for capital expenditures, the purchase of intangible assets, repurchases of common stock, and principal payments on outstanding notes payable. As of June 30, 2002, the Company has authorized the repurchase, from time to time, of up to 6.1 million shares of the Company's common stock on the open market or in privately negotiated transactions, depending on market conditions. During the six months ended June 30, 2002, the Company repurchased approximately 1.9 million shares of common stock on the open market. Repurchases of the securities have been funded with cash generated from operations. For the six months ended June 30, 2002, the Company generated $107 million from operations, used $62 million in investing activities and used $18 million in financing activities. This is further enumerated in the Condensed Consolidated Statements of Cash Flows.

        The Company's working capital at June 30, 2002, included $373 million in cash and cash equivalents. In addition at June 30, 2002, the Company had available $75 million of its $80 million bank revolving line of credit. The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company, the Company's fixed payments, and other obligations on both a short and long-term basis. As of June 30, 2002, the Company had no material capital commitments.

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

        None

Item 3.    Defaults upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        On May 9, 2002, registrant held its annual meeting of stockholders. The only matter presented to stockholders at the annual meeting was the election of two directors to Class II. The vote for director was as follows:

Nominee	Shares For	Shares Withheld
Thomas J. Ryan	159,132,339	3,754,939
J. Stephen Schaub	160,313,566	2,573,712

        The continuing directors, whose terms of office did not expire at the meeting, are Andrew S. Berwick, Jr., Frederick P. Furth, Edward W. Gibbons, Harold M. Messmer, Jr. and M. Keith Waddell.

        No other matters were voted upon at the annual meeting.

Item 5.    Other Information

        As permitted by Securities Exchange Act Releases 34-45589 and 34-45590, the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, contained interim financial statements that were not reviewed by the registrant's former independent public accountant, Arthur Andersen LLP. The interim financial statements for the quarter ended March 31, 2002, have subsequently been reviewed by the registrant's new independent public accountant, PricewaterhouseCoopers LLP. No changes were made to the interim financial statements for the quarter ended March 31, 2002, as a result of the review by PricewaterhouseCoopers LLP.

Item 6.    Exhibits and Reports on Form 8-K

        (a)  Exhibits.

        None

        (b)  The registrant filed the following current report on Form 8-K during the quarter covered by this report:

Date	Item Reported
April 24, 2002	Item 4. Change in Registrant's Certifying Accountant

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
                      (Registrant)

                      /s/  M. KEITH WADDELL

                      M. Keith Waddell
                       Vice Chairman, Chief Financial Officer and Treasurer
                      (Principal Financial Officer and
                      duly authorized signatory)

Date: August 13, 2002

QuickLinks

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share amounts)
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2002 (Unaudited)
PART II—OTHER INFORMATION
SIGNATURES