Form 10-Q
period 2002-09-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2002-11-13
CIK 315213

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2002:

173,295,514 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share amounts)

	(Unaudited)
	September 30, 2002	December 31, 2001
ASSETS:
Cash and cash equivalents	$302,468	$346,768
Accounts receivable, less allowances of $12,523 and $14,363	238,793	272,886
Deferred income taxes and other current assets	105,202	66,352

Total current assets	646,463	686,006
Intangible assets, net	163,254	160,632
Property and equipment, less accumulated depreciation of $236,343 and $185,554	137,947	147,524

Total assets	$947,664	$994,162

LIABILITIES:
Accounts payable and accrued expenses	$45,335	$33,384
Accrued payroll costs	146,759	143,061
Current portion of notes payable and other indebtedness	65	202

Total current liabilities	192,159	176,647
Notes payable and other indebtedness, less current portion	2,431	2,480
Deferred income taxes and other liabilities	3,901	9,339

Total liabilities	198,491	188,466

Commitments and Contingencies
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 170,280,519 and 174,928,587 shares	170	175
Capital surplus	521,614	487,083
Deferred compensation	(37,527)	(64,792)
Accumulated other comprehensive income	(1,846)	(8,025)
Retained earnings	266,762	391,255

Total stockholders' equity	749,173	805,696

Total liabilities and stockholders' equity	$947,664	$994,162

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2002	2001		2002		2001
	(Unaudited)			(Unaudited)
Net service revenues	$484,778		$574,690		$1,426,370		$1,942,367
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for temporary and risk consulting employees	309,342		344,125		882,915		1,128,053

Gross margin	175,436		230,565		543,455		814,314
Selling, general and administrative expenses	178,731		193,960		528,806		641,496
Amortization of intangible assets	2,685		1,333		3,544		4,002
Interest income, net	(1,026)		(2,244)		(3,791)		(6,905)

Income (loss) before income taxes	(4,954)		37,516		14,896		175,721
Provision (benefit) for income taxes	(1,882)		14,369		5,661		67,301

Net income (loss)	$(3,072)		$23,147		$9,235		$108,420

Basic net income (loss) per share	$(.02)	$	..13	$	..05	$	..62
Diluted net income (loss) per share	$(.02)		$.13		$.05		$.60

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Nine Months Ended September 30,
	2002	2001
	(Unaudited)
COMMON STOCK—SHARES:
Balance at beginning of period	174,929	176,050
Issuances (forfeitures) of restricted stock	(217)	51
Repurchases of common stock	(6,636)	(4,917)
Exercises of stock options	2,205	2,448

Balance at end of period	170,281	173,632

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$175	$176
Issuances (forfeitures) of restricted stock	—	—
Repurchases of common stock	(7)	(5)
Exercises of stock options	2	3

Balance at end of period	$170	$174

CAPITAL SURPLUS:
Balance at beginning of period	$487,083	$406,471
Issuances (forfeitures) of restricted stock—excess over par value	(9,221)	2,842
Exercises of stock options—excess over par value	33,261	28,312
Tax impact of equity incentive plans	10,491	18,739

Balance at end of period	$521,614	$456,364

DEFERRED COMPENSATION:
Balance at beginning of period	$(64,792)	$(72,870)
Forfeitures (issuances) of restricted stock	9,221	(2,842)
Amortization of deferred compensation	18,044	23,279

Balance at end of period	$(37,527)	$(52,433)

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$(8,025)	$(4,192)
Translation adjustments	6,179	(2,221)

Balance at end of period	$(1,846)	$(6,413)

RETAINED EARNINGS:
Balance at beginning of period	$391,255	$388,954
Repurchases of common stock and common stock equivalents—excess over par value	(133,728)	(115,900)
Net income	9,235	108,420

Balance at end of period	$266,762	$381,474

COMPREHENSIVE INCOME:
Net income	$9,235	$108,420
Translation adjustments	6,179	(2,221)

Total comprehensive income	$15,414	$106,199

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2002	2001
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,235	$108,420
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	3,544	4,002
Depreciation expense	50,934	50,084
Provision for deferred income taxes	(9,265)	(10,211)
Tax impact of equity incentive plans	10,491	18,739
Changes in assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable	35,190	57,817
Increase (decrease) in accounts payable, accrued expenses and accrued payroll costs	22,057	(38,060)
Increase in income taxes payable	—	14,905
Change in other assets, net of change in other liabilities	10,821	18,543

Total adjustments	123,772	115,819

Net cash flows provided by operating activities	133,007	224,239
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets and other assets	(19,228)	—
Capital expenditures	(40,823)	(73,706)
Deposits to trusts for employee benefits and retirement plans	(20,962)	—

Net cash flows used in investing activities	(81,013)	(73,706)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock and common stock equivalents	(129,371)	(115,905)
Principal payments on notes payable and other indebtedness	(186)	(1,007)
Proceeds from exercises of stock options	33,263	28,315

Net cash flows used in financing activities	(96,294)	(88,597)

Net increase (decrease) in cash and cash equivalents	(44,300)	61,936
Cash and cash equivalents at beginning of period	346,768	239,192

Cash and cash equivalents at end of period	$302,468	$301,128

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$242	$226
Income taxes	$11,428	$43,922
Purchase of intangible assets and other assets:
Assets acquired
Intangible assets	$17,926	$—
Other	1,490	—
Liabilities incurred
Other	(188)	—

Cash paid, net of cash acquired	$19,228	$—

Non-cash items:
Stock repurchases awaiting settlement	$4,364	$—

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

(Unaudited)

Note A—Summary of Significant Accounting Policies

        Nature of Operations.    Robert Half International Inc. (the "Company") provides specialized staffing and risk consulting services through such divisions as Accountemps®, Robert Half® Finance & Accounting, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, The Affiliates®, The Creative Group®, and ProtivitiSM. The Company, through its Accountemps, Robert Half Finance & Accounting, and Robert Half Management Resources divisions, is the world's largest specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OfficeTeam specializes in highly skilled temporary administrative support personnel. Robert Half Technology provides information technology professionals. The Affiliates provides temporary, project, and full-time staffing of attorneys and specialized support personnel within law firms and corporate legal departments. The Creative Group provides project staffing in the advertising, marketing, and web design fields. Protiviti began operations on May 24, 2002, and provides business and technology risk consulting and internal audit services. Protiviti, which primarily employs professionals formerly associated with Arthur Andersen LLP's ("Andersen") risk consulting and internal audit practices, is a wholly-owned subsidiary of the Company. Revenues are predominantly derived from specialized staffing services. The Company operates in the United States, Canada, Europe, Australia, and New Zealand. The Company is a Delaware corporation.

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

        Principles of Consolidation.    The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances have been eliminated.

        Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of September 30, 2002, such estimates included reserves for uncollectible accounts receivable, workers' compensation losses, legal claims, income and other taxes, and certain employee retirement plans.

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

        Intangible Assets.    Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition, which were being amortized on a straight-line basis over a period of 40 years through December 31, 2001. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), on January 1, 2002. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. The methods used for evaluating and measuring impairment of certain intangible assets have changed in accordance with the provisions of SFAS 142. The Company completed its annual goodwill impairment test during the period ended June 30, 2002 and determined that no adjustment to the carrying value of goodwill was required. The Company has determined that no events have occurred during the three months ended September 30, 2002 that would require interim testing.

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

        Stock Option Plans.    The Company accounts for its stock option plans under APB Opinion 25. Accordingly, no compensation expense related to stock options is included in determining net income (loss) and net income (loss) per share in the Condensed Consolidated Financial Statements.

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

Note B—Net Income (Loss) Per Share

        The calculation of net income (loss) per share for the three and nine months ended September 30, 2002 and 2001 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)

Net Income (Loss)	$(3,072)	$23,147	$9,235	$108,420
Basic:
Weighted average shares	171,550	174,716	173,466	174,776

Diluted:
Weighted average shares	171,550	174,716	173,466	174,776
Common stock equivalents—stock options	—	6,284	5,637	6,770

Diluted shares	171,550	181,000	179,103	181,546

Net Income (Loss) Per Share:
Basic	$(.02)	$.13	$.05	$.62
Diluted	$(.02)	$.13	$.05	$.60

Note C—Deferred Income Taxes and Other Current Assets

        As of September 30, 2002, deferred income taxes and other current assets consisted primarily of $37.8 million of deferred income taxes and $29.3 million of amounts on deposit in irrevocable grantor trusts related to employee benefit and retirement plans.

Note D—Intangible Assets, Net

        The following table sets forth the activity in the intangible assets from December 31, 2001 through September 30, 2002 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balance as of December 31, 2001	$141,492	$19,140	$160,632
Purchase of intangible assets	1,625	16,301	17,926
Translation adjustments	601		601
Decrease in unamortized retirement costs	—	(12,361)	(12,361)

	143,718	23,080	166,798
Amortization of intangible assets	—	(3,544)	(3,544)

Balance as of September 30, 2002 (unaudited)	$143,718	$19,536	$163,254

        The Company adopted SFAS 142 on January 1, 2002, resulting in the discontinuance of the amortization of goodwill that was being amortized over 40 years. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Had goodwill not been amortized in the three and nine months ended September 30, 2001, the Company's pro forma net income and net income per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Net Income (Loss)
As reported	$(3,072)	$23,147	$9,235	$108,420
Goodwill amortization, net of income tax effects	—	826	—	2,481

Pro forma	$(3,072)	$23,973	$9,235	$110,901

Net Income (Loss) Per Share
Basic
As reported	$(.02)	$0.13	$0.05	$0.62
Goodwill amortization	—	0.01	—	0.01

Pro forma	$(.02)	$0.14	$0.05	$0.63

Diluted
As reported	$(.02)	$0.13	$0.05	$0.60
Goodwill amortization	—	—	—	0.01

Pro forma	$(.02)	$0.13	$0.05	$0.61

        The Company completed its annual goodwill impairment test during the period ended June 30, 2002 and determined that no adjustment to the carrying value of goodwill was required. The Company has determined that no events have occurred during the three months ended September 30, 2002 that would require interim testing. The Company will perform annual assessments for impairment, applying a discounted cash flow-based test to its reportable units, which are its various lines of business.

        On May 23, 2002 the Company completed its arrangement to hire approximately 760 professionals formerly associated with Andersen's U.S. risk consulting and internal audit practices. These professionals comprise the talent base of Protiviti Inc., a wholly-owned subsidiary of the Company, which provides business and technology risk consulting and internal audit services. The Company paid $16.1 million, including transaction costs, to secure the release of Protiviti employees from their covenants not to compete or solicit. During the three months ended September 30, 2002, the Company made additional risk consulting business acquisitions of $3.1 million and recorded intangible assets of $2.6 million as a result. The estimated amortization expense related to the intangible assets, substantially all of which are being amortized over 18 months, is as follows for the succeeding three years: $6.3 million in 2002, $9.9 million in 2003 and $.1 million in 2004.

Note E—Accrued Payroll Costs

        Accrued payroll costs consisted of the following (in thousands):

	September 30, 2002	December 31, 2001
	(Unaudited)
Payroll and bonuses	$70,777	$68,019
Employee benefits and retirement obligations	52,375	54,517
Workers' compensation	14,361	14,841
Payroll taxes	9,246	5,684

	$146,759	$143,061

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

        The following table provides a reconciliation of revenue and operating income (loss) by reportable segment to consolidated results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Net Service Revenues
Temporary and consultant staffing	$442,262	$534,957	$1,324,730	$1,783,366
Permanent placement staffing	24,742	39,733	77,056	159,001
Risk consulting and internal audit services	17,774	—	24,584	—

	$484,778	$574,690	$1,426,370	$1,942,367

Operating Income (Loss)
Temporary and consultant staffing	$13,438	$35,673	$39,345	$148,338
Permanent placement staffing	(2,026)	932	(4,208)	24,480
Risk consulting and internal audit services	(14,707)	—	(20,488)	—

	(3,295)	36,605	14,649	172,818
Amortization of intangible assets	2,685	1,333	3,544	4,002
Interest income, net	(1,026)	(2,244)	(3,791)	(6,905)

Income (loss) before income taxes	$(4,954)	$37,516	$14,896	$175,721

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

        Goodwill Impairment.    In accordance with the provisions of SFAS 142, the Company assesses the impairment of goodwill and identifiable intangible assets annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by management. The Company's estimates of discounted cash flow may differ from actual cash flow due to, among other things, economic conditions, changes to its business model or changes in its operating performance. The Company completed its annual goodwill impairment test during the period ended June 30, 2002 and determined that no adjustment to the carrying value of goodwill was required. The Company has determined that no events have occurred during the three months ended September 30, 2002 that would require interim testing.

        Workers' Compensation.    The Company has established reserves for workers' compensation claims based on historical loss statistics.

        Stock Option Plans.    The Company has a long history of issuing stock options to employees and directors as an integral part of its compensation programs. Generally accepted accounting principles allow alternative methods of accounting for these plans. The Company has chosen to account for its stock option plans under APB Opinion 25. Accordingly, no compensation expense related to stock options is included in determining net income (loss) and net income (loss) per share in the unaudited Condensed Consolidated Financial Statements. The alternative method of accounting for stock options is prescribed by Statement of Financial Accounting Standards No. 123.

  Results of Operations for Each of the Three Months and Nine Months Ended September 30, 2002 and 2001

        Temporary and consultant staffing services revenues were $442 million and $535 million for the three months ended September 30, 2002 and 2001, respectively, decreasing by 17% during the three months ended September 30, 2002 compared to the same period in 2001. Temporary and consultant staffing services revenues were $1.3 billion and $1.8 billion for the nine months ended September 30, 2002 and 2001, respectively, decreasing by 28% during the nine months ended September 30, 2002 compared to the same period in 2001. Permanent placement revenues were $25 million and $40 million for the three months ended September 30, 2002 and 2001, respectively, decreasing by 38% during the three months ended September 30, 2002 compared to the same period in 2001. Permanent placement revenues were $77 million and $159 million for the nine months ended September 30, 2002 and 2001, respectively, decreasing by 52% during the nine months ended September 30, 2002 compared to the same period in 2001. Staffing services revenue results for both the three and nine months ended September 30, 2002 were adversely impacted by weak labor markets and soft general economic conditions, particularly in the United States. Risk consulting and internal audit services revenues were $18 million for the three months ended September 30, 2002 and $25 million for the period May 24, 2002 (inception) to September 30, 2002. We expect total company revenues to continue to be negatively impacted by general macroeconomic conditions.

        As of September 30, 2002, the Company had more than 325 offices in 41 states, the District of Columbia, and 10 foreign countries. Revenues from domestic operations represented 83% and 82% of revenues for the three and nine months ended September 30, 2002, respectively, and 84% and 86% of revenues for the three and nine months ended September 30, 2001, respectively. Revenues from foreign operations represented 17% and 18% of revenues for the three and nine months ended September 30, 2002, respectively, and 16% and 14% of revenues for the three and nine months ended September 30, 2001, respectively.

        Gross margin dollars from the Company's temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement staffing services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consists primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company's temporary and consultant staffing services were $156 million and $474 million for the three and nine months ended September 30, 2002, respectively, compared to $191 million and $655 million for the comparable periods in 2001, decreasing by 18% and 28% for the three and nine months ended September 30, 2002, respectively. Gross margin amounts equaled 35% and 36% of revenues for temporary and consultant staffing services for the three and nine months ended September 30, 2002, respectively, compared to 36% and 37% for the three and nine months ended September 30, 2001, respectively. The lower 2002 temporary and consulting margin percentages are primarily due to lower temp-to-perm conversion fees, which carry higher margins. Gross margin dollars for the Company's permanent placement staffing division were $25 million and $77 million for the three and nine months ended September 30, 2002, respectively, compared to $40 million and $159 million for the comparable periods in 2001, decreasing by 38% and 52% for the three and nine months ended September 30, 2002, respectively. Gross margin dollars for the Company's risk consulting and internal audit division were negative $6 million for the three months ended September 30, 2002, and negative $8 million for the period May 24, 2002 (inception) to September 30, 2002.

        Selling, general and administrative expenses were $179 million and $529 million for the three and nine months ended September 30, 2002, respectively, compared to $194 million and $641 million during the three and nine months ended September 30, 2001, respectively. Selling, general and administrative expenses as a percentage of revenues were 37% for both the three and nine months ended September 30, 2002, compared to 34% and 33% for the three and nine months ended September 30, 2001, respectively. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The percentage increase in 2002 was primarily due to negative leverage from fixed operating expenses including depreciation, occupancy costs and administrative compensation.

        The Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. The Company adopted SFAS 142 on January 1, 2002, resulting in the discontinuance of the amortization of goodwill that was being amortized over 40 years. The methods used for evaluating and measuring impairment of certain intangible assets have changed in accordance with the provisions of SFAS 142. The Company completed its annual goodwill impairment test during the period ended June 30, 2002 and determined that no adjustment to the carrying value of goodwill was required. The Company has determined that no events have occurred during the three months ended September 30, 2002 that would require interim testing. Net intangible assets represented 17% of total assets and 22% of total stockholders' equity at September 30, 2002.

        Interest income for the three months ended September 30, 2002 and 2001 was $1.3 million and $2.4 million, respectively, while interest expense for the three months ended September 30, 2002 and 2001 was $.3 and $.2 million, respectively. Lower average cash balances and lower interest rates during the three months ended September 30, 2002 yielded lower interest income. Interest income for the nine months ended September 30, 2002 and 2001 was $4.5 and $7.5 million, respectively, while interest expense for the nine months ended September 30, 2002 and 2001 was $.7 million and $.6 million, respectively. Higher average cash balances during the nine months ended September 30, 2002 were offset by lower interest rates during the period.

        The provision for income taxes was 38% for both the three and nine months ended September 30, 2002 and 2001.

  Liquidity and Capital Resources

        The change in the Company's liquidity during the nine months ended September 30, 2002 is the net effect of funds generated by operations and the funds used for capital expenditures, the purchase of intangible assets, repurchases of common stock, and principal payments on outstanding notes payable. In October 2002, the Company authorized the repurchase, from time to time, of up to 10 million shares of the Company's common stock on the open market or in privately negotiated transactions, depending on market conditions. This authorization is in addition to the 1.9 million shares remaining under the existing repurchase program. During the nine months ended September 30, 2002, the Company repurchased approximately 6.1 million shares of common stock on the open market. Repurchases of the securities have been funded with cash generated from operations. For the nine months ended September 30, 2002, the Company generated $133 million from operations, used $81 million in investing activities and used $96 million in financing activities. This is further enumerated in the Condensed Consolidated Statements of Cash Flows.

        The Company's working capital at September 30, 2002, included $302 million in cash and cash equivalents. The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company's fixed payments, and other obligations on both a short and long-term basis. As of September 30, 2002, the Company had no material capital commitments.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company's market risk sensitive instruments do not subject the Company to material market risk exposures.

ITEM 4. Controls and Procedures

        During the 90-day period prior to the filing date of this report, management, including the Company's Chairman and Chief Executive Officer and Vice Chairman and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chairman and Chief Executive Officer and Vice Chairman and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date that the Company carried out its evaluation.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        None

Item 2.    Changes in Securities

        None

Item 3.    Defaults upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 5.    Other Information

        None

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits.

10.1	Form of Power of Attorney and Indemnification Agreement
99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)
The registrant filed the following current reports on Form 8-K during the quarter covered by this report:

Date	Item Reported
July 16, 2002	Item 4. Change in Registrant's Certifying Accountant
August 12, 2002	Item 5. Other Events and Regulation FD Disclosure

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
                      (Registrant)

                      /s/  M. KEITH WADDELL

                      M. Keith Waddell
                       Vice Chairman, Chief Financial Officer and Treasurer
                      (Principal Financial Officer and
                      duly authorized signatory)

Date: November 12, 2002

Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

I, Harold M. Messmer, Jr., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Robert Half International Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: November 12, 2002

/s/ HAROLD M. MESSMER, JR. Harold M. Messmer, Jr. Chairman, President & CEO

Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

I, M. Keith Waddell, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Robert Half International Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: November 12, 2002

/s/ M. KEITH WADDELL M. Keith Waddell Vice Chairman, Treasurer & CFO

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (in thousands, except share amounts)
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share amounts)
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2002 (Unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES