Form 10-K
period 2002-12-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2003-03-26
CIK 315213

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-K
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

/x/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10427

ROBERT HALF INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-1648752
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2884 Sand Hill Road, Menlo Park, California	94025
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (650) 234-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $.001 per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  /x/

        Indicate by check mark whether the registrant is an accelerated filer.  Yes   X    No

        As of June 30, 2002, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $3,775,400,000 based on the closing sale price on that date. This amount excludes the market value of 13,549,409 shares of Common Stock directly or indirectly held by registrant's directors and officers and their affiliates.

        As of February 28, 2003, there were outstanding 170,820,995 shares of the registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement to be mailed to stockholders in connection with the registrant's annual meeting of stockholders, scheduled to be held in May 2003, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be part of this report.

PART I

Item 1.    Business

        Robert Half International Inc. is the world's largest specialized provider of temporary and permanent personnel in the fields of accounting and finance. Its divisions include Accountemps® and Robert Half® Finance & Accounting, providers of temporary and permanent personnel, respectively, in the fields of accounting and finance. The Company, utilizing its experience as a specialized provider of temporary and permanent personnel, has expanded into additional specialty fields. In 1991, the Company formed OfficeTeam® to provide skilled temporary administrative and office personnel. In 1994, the Company established Robert Half® Technology (formerly called RHI Consulting®) to concentrate on providing temporary and contract information technology professionals in positions ranging from PC support technician to chief information officer. In 1992, the Company acquired The Affiliates®, which focuses on placing temporary and regular employees in paralegal, legal administrative and other legal support positions. In 1997, the Company established Robert Half® Management Resources (formerly called RHI Management Resources®) to provide senior level project professionals specializing in the accounting and finance fields. The Creative Group® provides project staffing in the advertising, marketing and web design fields.

        The Company's business was originally founded in 1948. Prior to 1986, the Company was primarily a franchisor of Accountemps and Robert Half offices. Beginning in 1986, the Company and its current management embarked on a strategy of acquiring franchised locations. Only one of the franchises remains outstanding. The Company has also acquired other local or regional providers of specialized temporary service personnel. Since 1986, the Company has significantly expanded operations at many of the acquired locations and has opened many new locations. The Company believes that direct ownership of offices allows it to better monitor and protect the image of its tradenames, promotes a more consistent and higher level of quality and service throughout its network of offices and improves profitability by centralizing many of its administrative functions. The Company's temporary and permanent staffing services business currently has more than 320 offices in 42 states and the District of Columbia and ten foreign countries and placed approximately 180,000 employees on temporary assignment with clients in 2002.

        In 2002, the Company hired more than 700 professionals who had been affiliated with the internal audit and business and technology risk consulting practice of Arthur Andersen LLP, including more than 50 individuals who had been partners of Andersen. These professionals formed the base of the Company's new Protiviti Inc. subsidiary. ProtivitiSM has enabled the Company to enter the market for independent internal audit and business and technology risk consulting services, which market the Company believes offers synergies with its traditional lines of business.

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

Robert Half Finance & Accounting

        The Company offers permanent placement services through its office network under the name Robert Half Finance & Accounting. The Company's Robert Half Finance & Accounting division (formerly the Robert Half division) specializes in placing accounting, financial, tax and banking personnel. Fees for successful permanent placements are paid only by the employer and are generally a percentage of the new employee's annual compensation. No fee for permanent placement services is charged to employment candidates.

Robert Half Technology

        The Company's Robert Half Technology division, which commenced operations in 1994, specializes in providing information technology contract consultants and placing regular employees in areas ranging from multiple platform systems integration to end-user support, including specialists in programming, networking, systems integration, database design and help desk support.

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

Robert Half Management Resources

        The Company's Robert Half Management Resources division, which commenced operations in 1997, specializes in providing senior level project professionals in the accounting and finance fields, including chief financial officers, controllers, and senior financial analysts, for such tasks as financial systems conversions, expansion into new markets, business process reengineering and post-merger financial consolidation.

The Creative Group

        The Creative Group division commenced operations in 1999 and serves clients in the areas of advertising, marketing and web design and places project consultants in a variety of positions such as creative directors, graphics designers, web content developers, web designers, media buyers, and public relations specialists.

Protiviti

        Protiviti provides independent internal audit and business and technology risk consulting services. Protiviti helps clients identify, measure, and manage operational and technology-related risks they face within their industries and throughout their systems and processes. Protiviti offers a full spectrum of professional consulting services, technologies, and skills for business and technology risk management and the continual transformation of internal audit functions.

Marketing and Recruiting

        The Company markets its temporary and permanent staffing services to clients as well as employment candidates. Local marketing and recruiting are generally conducted by each office or related group of offices. Local advertising directed to clients and employment candidates consists primarily of yellow pages advertisements, classified advertisements, websites, trade shows and advertising on the Internet. Direct marketing through e-mail, regular mail and telephone solicitation also constitutes a significant portion of the Company's total advertising. National advertising conducted by the Company consists primarily of radio, television, print advertisements in national newspapers, magazines and certain trade journals. The Company has initiated programs to take advantage of the Internet as a resource for recruiting candidates and filling client orders. Recent Internet initiatives include forging traffic building alliances with leading Internet career search sites. The Company plans to expand its use of the Internet in all aspects of sales and recruitment. Joint marketing arrangements have been entered into with Microsoft, Peachtree Software and Intuit and typically provide for cooperative advertising, joint mailings and similar promotional activities. The Company also actively seeks endorsements and affiliations with professional organizations in the business management, office administration and professional secretarial fields. The Company also conducts public relations activities designed to enhance public recognition of the Company and its services. Local employees are encouraged to be active in civic organizations and industry trade groups.

        Protiviti markets its risk consulting and internal audit services to a variety of clients in a range of industries. Industry and competency teams conduct targeted marketing efforts, both locally and nationally, including print advertising and branded speaking events, with support from Protiviti management. National advertising conducted by Protiviti consists primarily of print advertisements in national newspapers, magazines and selected trade journals. Protiviti has initiated a national direct mail program to share information with clients on current corporate governance issues. It conducts public relations activities, such as press releases and newsletters, designed to enhance recognition for the Protiviti brand, establish its expertise in key issues surrounding its business and promote its services. Protiviti plans to expand both the services and value added content on the Protiviti.com website and increase traffic through targeted Internet advertising. Local employees are encouraged to be active in civic organizations and industry trade groups.

        The Company and its subsidiaries own many trademarks, service marks and tradenames, including the Robert Half® Finance & Accounting, Accountemps®, OfficeTeam®, The Affiliates®, Robert Half® Technology, Robert Half® Management Resources, The Creative Group® and ProtivitiSM marks, which are registered in the United States and in a number of foreign countries.

Organization

        Management of the Company's temporary and permanent staffing operations is coordinated from its headquarters facilities in Menlo Park and Pleasanton, California. The Company's headquarters provides support and centralized services to its offices in the administrative, marketing, accounting, training and legal areas, particularly as it relates to the standardization of the operating procedures of its offices. The Company conducts its temporary and permanent staffing services operations through more than 320 offices in 42 states and the District of Columbia and ten foreign countries. Office managers are responsible for most activities of their offices, including sales, local advertising and marketing and recruitment.

        The day-to-day operations of Protiviti are managed by a committee consisting of key operating personnel, with operational and administrative support provided by individuals located in Pleasanton and Menlo Park, California. Protiviti has more than 30 offices in 20 states, the District of Columbia and four foreign countries.

Competition

        The Company's temporary and permanent staffing services face competition in attracting clients as well as high-quality specialized employment candidates. The temporary and permanent placement businesses are highly competitive, with a number of firms offering services similar to those provided by the Company on a national, regional or local basis. In many areas the local companies are the strongest competitors. The most significant competitive factors in the temporary and permanent placement businesses are price and the reliability of service, both of which are often a function of the availability and quality of personnel. The Company believes it derives a competitive advantage from its long experience with and commitment to the specialized employment market, its national presence, and its various marketing activities.

        Protiviti faces competition in its efforts to attract clients and win proposal presentations. The risk consulting and internal audit businesses are highly competitive due to many new firms entering the market and the evolution of established firms in the business space. In addition, the changing regulatory environment is increasing opportunities for non-attestation audit and risk consulting services. The principal competitors of Protiviti remain the "big four" accounting firms. Significant competitive factors include reputation, technology, tools, project methodologies, price of services and depth of skills of personnel. Protiviti believes its competitive strengths lie in its unique ability to couple the deep skills and proven methodologies of its "big four" heritage with the customer focus and attention of a smaller organization.

Employees

        The Company has approximately 6,900 full-time staff employees, including approximately 700 engaged directly in Protiviti operations. The Company placed approximately 180,000 employees on temporary assignments with clients during 2002. Temporary employees placed by the Company are the Company's employees for all purposes while they are working on assignments. The Company pays the related costs of employment, such as workers' compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company provides voluntary health insurance coverage to interested temporary employees.

Other Information

        The Company's current business constitutes three business segments. (See Note M of Notes to Consolidated Financial Statement in Item 8. Financial Statements and Supplementary Data for financial information about the Company's segments.)

        The Company is not dependent upon a single customer or a limited number of customers. The Company's temporary and permanent staffing services operations are generally more active in the first and fourth quarters of a calendar year. Protiviti has been in operation only since May 2002, so there does not exist sufficient information to determine to what extent, if any, its business may be seasonal. Order backlog is not a material aspect of the Company's temporary and permanent staffing services business. While backlog is of greater importance to Protiviti, the Company does not believe, based upon the length of time of the average Protiviti engagement, that backlog is a material aspect of the Protiviti business. No material portion of the Company's business is subject to government contracts.

        Information about foreign operations is contained in Note M of Notes to Consolidated Financial Statements in Item 8. The Company does not have export sales.

Available Information

        The Company's Internet address is www.rhi.com. Beginning with this report, the Company makes available, free of charge, through its website, its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and its Current Reports on Form 8-K, and any amendments to those reports, as soon as is reasonably practicable after such reports are filed with the Securities and Exchange Commission.

Risk Factors

        The Company's business prospects are subject to various risks and uncertainties that impact its business. The most important of these risks and uncertainties are as follows:

        Business Highly Dependent Upon the State of the Economy.    The demand for the Company's services, in particular its temporary and permanent staffing services, is highly dependent upon the state of the economy and upon the staffing needs of the Company's clients. Any variation in the economic condition or unemployment levels of the U.S. or of any of the foreign countries in which the Company does business, or in the economic condition of any region of any of the foregoing, or in any specific industry may severely reduce the demand for the Company's services and thereby significantly decrease the Company's revenues and profits.

        Availability of Candidates.    The Company's temporary and permanent staffing services business consists of the placement of individuals seeking employment. There can be no assurance that qualified candidates for employment will continue to seek employment through the Company. Qualified candidates generally seek temporary or permanent positions through multiple sources, including the Company and its competitors. Any shortage of qualified candidates could materially adversely affect the Company.

        Highly Competitive Business.    The temporary and permanent staffing services business is highly competitive and, because it is a service business, the barriers to entry are quite low. There are many competitors, some of which have greater resources than the Company, and new competitors are entering the market all the time. In addition, long-term contracts form a negligible portion of the Company's revenue. Therefore, there can be no assurance that the Company will be able to retain clients or market share in the future. Nor can there be any assurance that the Company will, in light of competitive pressures, be able to remain profitable or, if profitable, maintain its current profit margins.

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

        Dependence Upon Personnel.    The Company is engaged in the services business. As such, its success or failure is highly dependent upon the performance of its management personnel and employees, rather than upon technology or upon tangible assets (of which the Company has few). There can be no assurance that the Company will be able to attract and retain the personnel that are essential to its success.

        Government Regulation.    The Company's business is subject to regulation or licensing in many states and in certain foreign countries. While the Company has had no material difficulty complying with regulations in the past, there can be no assurance that the Company will be able to continue to obtain all necessary licenses or approvals or that the cost of compliance will not prove to be material. Any inability of the Company to comply with government regulation or licensing requirements could materially adversely affect the Company.

        Government Regulation of the Workplace.    The Company's temporary services business entails employing individuals on a temporary basis and placing such individuals in clients' workplaces. Increased government regulation of the workplace or of the employer-employee relationship could materially adversely affect the Company.

        Reliance on Short-Term Contracts.    Because long-term contracts are not a significant part of the Company's temporary and permanent staffing services business, future results cannot be reliably predicted by considering past trends or extrapolating past results.

        Protiviti Recently Established.    Protiviti was established in May 2002. While its professionals have many years of experience in other organizations, there can be no assurance that they will be able to operate successfully in the Protiviti environment.

        Impact of Protiviti on Corporate Management and Costs.    Integrating the recently hired professionals into Protiviti and establishing an infrastructure and procedures for Protiviti has caused the Company to incur significant costs and the diversion of significant amounts of management time. Such costs and expenditures of time can be expected to adversely impact the operations of the Company as a whole. There can be no assurance if, or when, such costs and diversion of time will decrease.

        Protiviti Operating Losses.    Protiviti has only recently begun operations. It has not yet generated an operating profit, and there can be no assurance that the business will become profitable in the future.

        Protiviti Dependence on Personnel.    Protiviti is a services business, and is dependent upon its ability to attract and retain personnel. While Protiviti has retained its key personnel to date, there can be no assurance that it will be able to do so.

        Protiviti Competition.    Protiviti operates in a highly competitive business. As with the Company's temporary and permanent staffing services business, the barriers to entry are quite low. There are many competitors, some of which have greater resources than Protiviti and many of which have been in operation far longer than Protiviti. In particular, Protiviti faces competition from the "big four" accounting firms, which have been in operation for a considerable period of time and have established reputations and client bases. Because the principal factors upon which competition is based are reputation, technology, tools, project methodologies, price of services and depth of skills of personnel, there can be no assurance that Protiviti will be successful in attracting and retaining clients.

        Protiviti Capitalization.    The Company incurred certain capitalizable costs in connection with the establishment of Protiviti. Because there can be no assurance that Protiviti will ultimately be successful, or, if so, that it will attain any specified level of success, some or all of the capitalizable costs incurred in connection with the establishment of Protiviti may ultimately become impaired and, therefore, written off.

        Potential Liability.    The business of Protiviti consists of providing internal audit and business and technology risk consulting services. Liability could be incurred or litigation could be instituted against the Company or Protiviti for claims related to these activities or to prior transactions or activities. Because Protiviti has been in operation for less than one year, the Company cannot estimate the extent to which such liability or litigation may occur. There can be no assurance that such liability or litigation will not have a material adverse impact on Protiviti or the Company.

Item 2.    Properties

        The Company's headquarters operations are located in Menlo Park and Pleasanton, California. Placement activities are conducted through more than 320 offices located in the United States, Canada, the United Kingdom, Belgium, France, the Netherlands, Germany, the Czech Republic, Ireland, Australia and New Zealand. Protiviti has more than 30 offices in the United States, France, Japan, Singapore and the United Kingdom. All of the offices are leased.

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

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        The Company's Common Stock is listed for trading on the New York Stock Exchange under the symbol "RHI". On December 31, 2002, there were approximately 2,010 holders of record of the Common Stock.

        Following is a list by fiscal quarters of the sales prices of the stock, adjusted, as appropriate, to reflect the two-for-one stock split effected in the form of a stock dividend in June 2000:

	Sales Prices
2002
	High	Low
4th Quarter	$21.65	$11.94
3rd Quarter	$25.20	$15.37
2nd Quarter	$29.30	$22.00
1st Quarter	$30.90	$23.50
	Sales Prices
2001
	High	Low
4th Quarter	$27.89	$18.50
3rd Quarter	$27.71	$18.60
2nd Quarter	$30.90	$20.30
1st Quarter	$27.75	$20.94

        No cash dividends were paid in 2002 or 2001. The Company, as it deems appropriate, may continue to retain all earnings for use in its business or may consider paying a dividend in the future.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights A	Weighted average exercise price of outstanding options, warrants and rights B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by security holders	13,241,929	$13.04	3,545,690(b)(c)
Equity compensation plans not approved by security holders(a)	15,823,963	$16.38	8,031,073(d)
Total	29,065,892	$14.78	11,576,763

(a)
These plans, by their terms, expressly prohibit any grants to directors or executive officers.

(b)
The Outside Directors' Option Plan, which has been approved by stockholders, provides for the automatic grant of an option to each outside director on the date of each Annual Meeting of Stockholders. The grant is 30,000 shares for new directors and 24,000 shares for continuing directors. The plan has no termination date. The table reflects the number of shares expected to be granted in 2003.

(c)
The Equity Incentive Plan, which has been approved by stockholders, makes available for stock option or restricted stock grants that number of shares that is equal to 2% of the outstanding shares of Common Stock as of January 1 of that year. The aggregate authorization during any year may be granted in any combination of stock option or restricted stock grants. Any unused portion of an annual authorization expires at the end of the year. Grants may not be made under such plan subsequent to December 31, 2005. The table reflects the number of shares authorized for grant in 2003.

(d)
Includes 450,317 shares that may be issued in the form of restricted stock grants pursuant to the Restricted Stock Plan for Field Employees, which plan is described below.

Description of Equity Plans Not Approved by Stockholders

        StockPlus Plan.    The StockPlus Plan authorizes the grant of stock options to employees other than directors and executive officers. No option may have a term of more than ten years.

        Stock Option Plan for Field Employees.    The Stock Option Plan for Field Employees authorizes the grant of stock options to employees or consultants other than directors and executive officers. No option may have a term of more than ten years.

        Restricted Stock Plan for Field Employees.    The Restricted Stock Plan for Field Employees authorizes the grant of shares of restricted stock to employees or consultants other than directors and executive officers. Recipients of awards do not pay for the stock, but the grants are subject to time-based vesting conditions.

Item 6. Selected Financial Data

        Following is a table of selected financial data of the Company for the last five years:

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Income Statement Data:
Net service revenues	$1,904,951	$2,452,850	$2,699,319	$2,081,321	$1,793,041
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for temporary and risk consulting employees	1,190,216	1,436,272	1,538,556	1,219,270	1,070,834

Gross margin	714,735	1,016,578	1,160,763	862,051	722,207
Selling, general and administrative expenses	709,542	823,478	864,418	628,405	501,626
Amortization of intangible assets	6,281	5,335	5,157	4,990	4,993
Interest income, net	(4,585)	(8,519)	(10,439)	(6,041)	(5,588)

Income before income taxes	3,497	196,284	301,627	234,697	221,176
Provision for income taxes	1,329	75,177	115,524	93,256	89,596

Net income	$2,168	$121,107	$186,103	$141,441	$131,580

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share amounts)
Net Income Per Share:
Basic	$.01	$.69	$1.05	$.78	$.72
Diluted	$.01	$.67	$1.00	$.77	$.69
Shares:
Basic	172,484	174,489	177,750	180,446	183,300
Diluted	177,791	181,489	186,068	184,589	189,643
	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Intangible assets, net	$161,912	$160,632	$168,050	$175,747	$178,363
Total assets	$935,671	$994,162	$971,029	$777,188	$703,719
Debt financing	$2,480	$2,682	$3,764	$3,495	$4,712
Stockholders' equity	$744,966	$805,696	$718,539	$576,103	$522,470

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain information contained in Management's Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the Company's future operating results or financial positions. These statements may be identified by words such as "estimate", "forecast", "project", "plan", "intend", "believe", "expect", "anticipate", or variations or negatives thereof or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. These risks and uncertainties include, but are not limited to, the following: changes in levels of unemployment and other economic conditions in the U.S. or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of qualified candidates for temporary employment or the Company's ability to attract qualified candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company's services, on the Company's ability to maintain its profit margins; the possibility of the Company incurring liability for its activities, including the activities of its temporary employees or for events impacting its temporary employees on clients' premises; the success of the Company in attracting, training and retaining qualified management personnel and other staff employees; whether governments will impose additional regulations or licensing requirements on personnel services businesses in particular or on employer/employee relationships in general; future success of the new Protiviti subsidiary will depend on its ability to retain employees and attract clients; significant costs and diversion of management time could be incurred in integrating key personnel into Protiviti; certain capitalizable costs associated with the Protiviti employment arrangements could become impaired and written off; failure of Protiviti to produce projected revenues could adversely affect financial results; and the possibility of involvement in litigation relating to prior transactions or activities. Further information regarding these and other risks and uncertainties is contained in Item 1. Business under the heading "Risk Factors". Because long-term contracts are not a significant part of the Company's business, future results cannot be reliably predicted by considering past trends or extrapolating past results.

  Critical Accounting Policies

        In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we identified the Company's most critical accounting policies to be those that involve subjective decisions, assessments or estimates.

        Accounts Receivable Allowances.    The Company maintains accounts receivable allowances for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Estimates used in determining the accounts receivable allowances were based on current trends and historical loss statistics. Actual results may differ from these estimates, which may materially affect the Company's future financial results.

        Income Tax Assets and Liabilities.    In establishing its deferred income tax assets and liabilities, the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to its operations. The Company records deferred tax assets and liabilities and evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. The likelihood of a material change in the Company's expected realization of these assets is dependent on future taxable income, its ability to use foreign tax credit carryforwards and carrybacks, final U.S. and foreign tax settlements, and the effectiveness of its tax planning strategies in the various relevant jurisdictions. While management believes that its judgments and interpretations regarding deferred income tax assets and liabilities are appropriate, significant differences in actual experience may materially affect the future financial results of the Company.

        Employee Retirement Plans.    The determination of the Company's obligations for certain employee retirement plans is dependent upon various assumptions, including, among others, interest rates, service periods, and future compensation levels. Management believes its assumptions are appropriate, however significant differences in actual experience or significant changes in assumptions may materially affect the Company's future financial results.

        Goodwill Impairment.    In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") the Company assesses the impairment of goodwill and identifiable intangible assets annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. This assessment is based upon a discounted cash flow analysis. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by management. The Company's estimates of discounted cash flow may differ from actual cash flow due to, among other things, economic conditions, changes to its business model or changes in its operating performance. Significant differences between these estimates and actual cash flow could materially affect the future financial results of the Company. The Company completed its annual goodwill impairment test during the year ended December 31, 2002 and determined that no adjustment to the carrying value of goodwill was required.

        Workers' Compensation.    The Company has established reserves for workers' compensation claims based on historical loss statistics. The Company self-insures or retains a portion of the exposure for losses related to workers' compensation. It is the Company's policy to record self-insurance reserves based upon claims filed and an estimate of claims incurred but not yet reported. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company's future financial results.

        Stock Option Plans.    The Company has a long history of issuing stock options to employees and directors as an integral part of its compensation programs. Generally accepted accounting principles allow alternative methods of accounting for these plans. The Company has chosen to account for its stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, the intrinsic value of the options is used to record compensation expense and, as a result, no compensation expense related to stock options is included in determining net income and net income per share in the Consolidated Financial Statements. The alternative method of accounting for stock options is prescribed by Statement of Financial Accounting Standards No. 123. Note K to the Consolidated Financial Statements sets forth calculations of pro forma net income and net income per share computed in accordance with this method.

  Results of Operations for the Three Years Ended December 31, 2002

        Temporary and consultant staffing services revenues were $1.8 billion, $2.3 billion and $2.4 billion for the years ended December 31, 2002, 2001 and 2000, respectively, decreasing by 22% and 8% during 2002 and 2001, respectively. Permanent placement revenues were $100 million, $189 million and $252 million for the years ended December 31, 2002, 2001 and 2000, respectively, decreasing by 47% and 25% in 2002 and 2001, respectively. Staffing services revenue results for year ended December 31, 2002 were adversely impacted by weak labor markets and soft general economic conditions, particularly in the United States. Risk consulting and internal audit services revenues were $42 million for the period May 24, 2002 (inception) to December 31, 2002. We expect total company revenues to continue to be negatively impacted by general macroeconomic conditions in 2003.

        The Company's temporary and permanent staffing services business has more than 320 offices in 42 states, the District of Columbia and ten foreign countries, while Protiviti has more than 30 offices in 21 states and four foreign countries. Revenues from domestic operations represented 83%, 85% and 89% of revenues for the years ended December 31, 2002, 2001 and 2000, respectively. Revenues from foreign operations represented 17%, 15% and 11% of revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

        Gross margin dollars from the Company's temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement staffing services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company's temporary and consultant staffing services were $628 million, $828 million and $908 million for the years ended December 31, 2002, 2001 and 2000, respectively, decreasing by 24% and 9% in 2002 and 2001, respectively. Gross margin amounts equaled 36% of revenues for temporary and consultant staffing services for the year ended December 31, 2002, and 37% for the years ended December 31, 2001 and 2000. The lower 2002 temporary and consulting margin percentage is primarily due to lower temp-to-perm conversion fees, which carry higher margins. Gross margin dollars for the Company's permanent placement staffing division were $100 million, $189 million and $252 million for the years ended December 31, 2002, 2001 and 2000, respectively, decreasing by 47% and 25% in 2002 and 2001, respectively. Gross margin dollars for the Company's risk consulting and internal audit division were negative $13 million for the period May 24, 2002 (inception) to December 31, 2002, which reflects fixed payroll costs that were not totally covered by revenues.

        Selling, general and administrative expenses were $710 million in 2002, compared to $823 million in 2001 and $864 million in 2000. Selling, general and administrative expenses as a percentage of revenues were 37%, 34% and 32% for the years ended December 31, 2002, 2001 and 2000, respectively. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The percentage increase in 2002 was primarily due to negative leverage from fixed operating expenses including depreciation, occupancy costs and administrative compensation.

        For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. The Company adopted SFAS 142 on January 1, 2002, resulting in the discontinuance of the amortization of goodwill that was being amortized over 40 years. The methods used for evaluating and measuring impairment of certain intangible assets have changed in accordance with the provisions of SFAS 142. The Company completed its annual goodwill impairment test during the year ended December 31, 2002 and determined that no adjustment to the carrying value of goodwill was required. Net intangible assets represented 17% of total assets and 22% of total stockholders' equity at December 31, 2002.

        Interest income for the years ended December 31, 2002, 2001 and 2000 was $5.5 million, $9.3 million and $11.3 million, respectively, while interest expense for the years ended December 31, 2002, 2001 and 2000 was $.9 million, $.8 million and $.9 million, respectively. Higher average cash balances in 2002 were more than offset by lower interest rates during the year, yielding lower interest income.

        The provision for income taxes was 38% of income before taxes for each of the years ended December 31, 2002, 2001 and 2000.

  Liquidity and Capital Resources

        The change in the Company's liquidity during the past three years is the net effect of funds generated by operations and the funds used for capital expenditures, the purchase of intangible assets, repurchases of common stock, and principal payments on outstanding notes payable. As of December 31, 2002, the Company has authorized the repurchase, from time to time, of up to 11.1 million additional shares of the Company's common stock on the open market or in privately negotiated transactions, depending on market conditions. During the year ended December 31, 2002, the Company repurchased approximately 6.9 million shares of common stock on the open market for a total cost of $132 million. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes. During the year ended December 31, 2002, such repurchases totaled approximately 0.6 million shares at a cost of $15 million. Repurchases of securities have been funded with cash generated from operations. For the year ended December 31, 2002, the Company generated $166 million from operations, used $89 million in investing activities and used $107 million in financing activities. This is further enumerated in the Consolidated Statements of Cash Flows.

        The Company's working capital at December 31, 2002, included $317 million in cash and cash equivalents. The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company's fixed payments, and other obligations on both a short- and long-term basis. As of December 31, 2002, the Company had no material capital commitments. In connection with the formation of Protiviti, the Company became the guarantor of certain former Andersen partners' capital notes, which totaled approximately $4 million at December 31, 2002.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The Company's market risk sensitive instruments do not subject the Company to material market risk exposures.

Item 8. Financial Statements and Supplementary Data

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share amounts)

	December 31,
	2002	2001
ASSETS:
Cash and cash equivalents	$316,927	$346,768
Accounts receivable, less allowances of $12,578 and $14,363	223,396	272,886
Deferred income taxes and other current assets	102,849	66,352

Total current assets	643,172	686,006
Goodwill and other intangible assets, net	161,912	160,632
Property and equipment, net	130,587	147,524

Total assets	$935,671	$994,162

LIABILITIES:
Accounts payable and accrued expenses	$47,807	$33,384
Accrued payroll costs and retirement obligations	136,342	143,061
Current portion of notes payable and other indebtedness	66	202

Total current liabilities	184,215	176,647
Notes payable and other indebtedness, less current portion	2,414	2,480
Deferred income taxes and other liabilities	4,076	9,339

Total liabilities	190,705	188,466

Commitments and Contingencies
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 170,909,002 and 174,928,587 shares	171	175
Capital surplus	543,457	487,083
Deferred compensation	(46,311)	(64,792)
Accumulated other comprehensive income	846	(8,025)
Retained earnings	246,803	391,255

Total stockholders' equity	744,966	805,696

Total liabilities and stockholders' equity	$935,671	$994,162

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years Ended December 31,
	2002		2001		2000
Net service revenues		$1,904,951		$2,452,850	$2,699,319
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for temporary and risk consulting employees		1,190,216		1,436,272	1,538,556

Gross margin		714,735		1,016,578	1,160,763
Selling, general and administrative expenses		709,542		823,478	864,418
Amortization of intangible assets		6,281		5,335	5,157
Interest income, net		(4,585)		(8,519)	(10,439)

Income before income taxes		3,497		196,284	301,627
Provision for income taxes		1,329		75,177	115,524

Net income		$2,168		$121,107	$186,103

Basic net income per share	$	..01	$	..69	$1.05
Diluted net income per share		$.01		$.67	$1.00

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Years Ended December 31,
	2002	2001	2000
COMMON STOCK—SHARES:
Balance at beginning of period	174,929	176,050	176,148
Issuances of restricted stock	725	822	1,123
Repurchases of common stock	(7,431)	(5,057)	(4,606)
Exercises of stock options	2,686	3,114	3,385

Balance at end of period	170,909	174,929	176,050

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$175	$176	$176
Issuances of restricted stock	1	1	1
Repurchases of common stock and common stock equivalents	(8)	(5)	(5)
Exercises of stock options	3	3	4

Balance at end of period	$171	$175	$176

CAPITAL SURPLUS:
Balance at beginning of period	$487,083	$406,471	$303,004
Issuances of restricted stock—excess over par value	5,957	22,727	53,427
Exercises of stock options—excess over par value	39,300	36,331	25,362
Tax impact of equity incentive plans	11,117	21,554	24,678

Balance at end of period	$543,457	$487,083	$406,471

DEFERRED COMPENSATION:
Balance at beginning of period	$(64,792)	$(72,870)	$(54,127)
Issuances of restricted stock	(5,958)	(22,728)	(53,428)
Amortization of deferred compensation	24,439	30,806	34,685

Balance at end of period	$(46,311)	$(64,792)	$(72,870)

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$(8,025)	$(4,192)	$(2,419)
Translation adjustments	8,871	(3,833)	(1,773)

Balance at end of period	$846	$(8,025)	$(4,192)

RETAINED EARNINGS:
Balance at beginning of period	$391,255	$388,954	$329,469
Repurchases of common stock and common stock equivalents—excess over par value	(146,620)	(118,806)	(126,618)
Net income	2,168	121,107	186,103

Balance at end of period	$246,803	$391,255	$388,954

COMPREHENSIVE INCOME:
Net income	$2,168	$121,107	$186,103
Translation adjustments	8,871	(3,833)	(1,773)

Total comprehensive income	$11,039	$117,274	$184,330

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,168	$121,107	$186,103
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	6,281	5,335	5,157
Depreciation expense	66,027	67,781	51,482
Provision for deferred income taxes	567	(11,419)	(16,156)
Tax impact of equity incentive plans	11,117	21,554	24,678
Changes in assets and liabilities, net of effects of acquisitions:
(Increase) decrease in accounts receivable	50,587	117,483	(80,675)
Increase (decrease) in accounts payable, accrued expenses and accrued payroll costs	16,052	(58,018)	60,697
Increase (decrease) in income taxes payable	—	(2,619)	2,555
Change in other assets, net of change in other liabilities, including 2002 deferred compensation amortization of $24,439	12,788	14,626	33,227

Total adjustments	163,419	154,723	80,965

Net cash flows provided by operating activities	165,587	275,830	267,068

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets and other assets	(19,228)	—	(3,153)
Capital expenditures	(48,300)	(84,695)	(73,992)
Deposits to trusts for employee benefits and retirement plans	(21,336)	—	—

Net cash flows used in investing activities	(88,864)	(84,695)	(77,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock and common stock equivalents	(145,665)	(118,811)	(126,623)
Principal payments on notes payable and other indebtedness	(202)	(1,082)	(548)
Proceeds from exercises of stock options	39,303	36,334	25,366

Net cash flows used in financing activities	(106,564)	(83,559)	(101,805)

Net increase (decrease) in cash and cash equivalents	(29,841)	107,576	88,118
Cash and cash equivalents at beginning of period	346,768	239,192	151,074

Cash and cash equivalents at end of period	$316,927	$346,768	$239,192

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$308	$322	$336
Income taxes, net of refunds	$8,803	$71,274	$101,256

Purchase of intangible assets and other assets:
Assets acquired
Intangible assets	$17,926	$—	$4,051
Other	1,490	—	780
Liabilities incurred
Notes payable and contracts	—	—	(1,132)
Other	(188)	—	(546)

Cash paid, net of cash acquired	$19,228	$—	$3,153

Non-cash items:
Stock repurchases awaiting settlement	$963	$—	$—

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Summary of Significant Accounting Policies

        Nature of Operations.    Robert Half International Inc. (the "Company") provides specialized staffing and risk consulting services through such divisions as Accountemps®, Robert Half® Finance & Accounting, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, The Affiliates®, The Creative Group®, and ProtivitiSM. The Company, through its Accountemps, Robert Half Finance & Accounting, and Robert Half Management Resources divisions, is the world's largest specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OfficeTeam specializes in highly skilled temporary administrative support personnel. Robert Half Technology provides information technology professionals. The Affiliates provides temporary, project, and full-time staffing of attorneys and specialized support personnel within law firms and corporate legal departments. The Creative Group provides project staffing in the advertising, marketing, and web design fields. Protiviti began operations on May 24, 2002, and provides business and technology risk consulting and internal audit services. Protiviti, which primarily employs risk consulting and internal audit professionals formerly associated with major accounting firms, is a wholly-owned subsidiary of the Company. Revenues are predominantly derived from specialized staffing services. The Company operates in the United States, Canada, Europe, Asia, Australia and New Zealand. The Company is a Delaware corporation.

        Basis of Presentation.    The Consolidated Financial Statements of the Company are prepared in conformity with generally accepted accounting principles and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

        Principles of Consolidation.    The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances have been eliminated.

        Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of December 31, 2002, such estimates included reserves for uncollectible accounts receivable, workers' compensation losses, legal claims, income and other taxes, and certain employee retirement plans.

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

        Advertising Costs.    The Company expenses all advertising costs as incurred.

        Cash and Cash Equivalents.    The Company considers all highly liquid investments with a maturity at the date of purchase of three months or less as cash equivalents.

        Intangible Assets.    Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition, which were being amortized on a straight-line basis over a period of 40 years through December 31, 2001. The Company adopted SFAS 142 on January 1, 2002, under which goodwill is no longer subject to amortization over its estimated useful life. The methods used for evaluating and measuring impairment of certain intangible assets have changed in accordance with the provisions of SFAS 142. The Company completed its annual goodwill impairment test during the year ended December 31, 2002, and determined that no adjustment to the carrying value of goodwill was required.

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

        Foreign Currency Translation.    The results of operations of the Company's foreign subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company's foreign subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of comprehensive income within Stockholders' Equity. Gains and losses resulting from foreign currency transactions are included in the Consolidated Statements of Income, and have not been material for all periods presented.

        Stock Option Plans.    The Company accounts for its stock option plans in accordance with APB 25. Under APB 25, the intrinsic value of the options is used to record compensation expense and, as a result, no compensation expense related to stock options is included in determining net income and net income per share in the Consolidated Financial Statements. Note K to the Consolidated Financial Statements sets forth calculations of pro forma net income and net income per share computed in accordance with the method prescribed by Statement of Financial Accounting Standards No. 123.

        Property and Equipment.    Property and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the following useful lives:

Computer hardware	3 years
Computer software	2 to 5 years
Furniture and equipment	5 years
Leasehold improvements	Term of lease, 5 years maximum

        Internal-use Software.    The Company capitalizes direct costs of services used in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. During the year ended December 31, 2002, the Company capitalized approximately $15.6 million of internal-use software development costs.

Note B—New Accounting Pronouncements

        In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

Note C—Deferred Income Taxes and Other Current Assets

        As of December 31, 2002, deferred income taxes and other current assets consisted primarily of $28.9 million of deferred income taxes, $29.7 million of amounts on deposit in irrevocable grantor trusts related to employee benefit and retirement plans, and $24.1 million of income taxes receivable.

Note D—Goodwill and Other Intangible Assets, Net

        The following table sets forth the activity in the intangible assets for the year ended December 31, 2002 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balance as of December 31, 2001	$141,492	$19,140	$160,632
Purchase of intangible assets	1,625	16,301	17,926
Translation adjustments	848	—	848
Decrease in unamortized retirement costs	—	(11,213)	(11,213)

	143,965	24,228	168,193
Amortization of intangible assets	—	(6,281)	(6,281)

Balance as of December 31, 2002	$143,965	$17,947	$161,912

        The Company adopted SFAS 142 on January 1, 2002, resulting in the discontinuance of the amortization of goodwill that was being amortized over 40 years. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Had goodwill not been amortized in the years ended December 31, 2001 and 2000, the Company's pro forma net income and net income per share would have been as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2002	2001	2000
Net Income
As reported	$2,168	$121,107	$186,103
Goodwill amortization, net of income tax effects	—	3,308	3,197

Pro forma	$2,168	$124,415	$189,300

Net Income Per Share
Basic
As reported	$.01	$.69	$1.05
Goodwill amortization	—	.02	.02

Pro forma	$.01	$.71	$1.07
Diluted
As reported	$.01	$.67	$1.00
Goodwill amortization	—	.02	.02

Pro forma	$.01	$.69	$1.02

        The Company completed its annual goodwill impairment test during the year ended December 31, 2002, and determined that no adjustment to the carrying value of goodwill was required. The Company will perform annual assessments for impairment, applying a discounted cash flow-based test to its reportable units, which are its various lines of business.

        On May 23, 2002, the Company completed its arrangement to hire professionals formerly associated with a major accounting firm's U.S. risk consulting and internal audit practices. These professionals comprise the talent base of Protiviti Inc., a wholly-owned subsidiary of the Company, which provides business and technology risk consulting and internal audit services. The Company paid $16.1 million, including transaction costs, to secure the release of Protiviti employees from their covenants not to compete or solicit. Subsequently, the Company made additional risk consulting business acquisitions of $3.1 million and recorded intangible assets of $2.6 million as a result. Substantially all of these intangible assets are being amortized over 18 months and will become fully amortized in 2003, resulting in estimated 2003 amortization expense of $10.0 million.

Note E—Property and Equipment, Net

        Property and equipment consisted of the following (in thousands):

	December 31,
	2002	2001
Furniture and equipment	$87,154	$82,499
Computer hardware	88,724	79,423
Computer software	137,182	109,557
Leasehold improvements	56,851	51,899
Other	11,027	9,700

Property and equipment, cost	380,938	333,078
Accumulated depreciation	(250,351)	(185,554)

Property and equipment, net	$130,587	$147,524

Note F—Accrued Payroll Costs and Retirement Obligations

        Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	December 31,
	2002	2001
Payroll and bonuses	$65,944	$68,019
Employee benefits and retirement obligations	48,198	54,517
Workers' compensation	14,083	14,841
Payroll taxes	8,117	5,684

	$136,342	$143,061

Note G—Notes Payable and Other Indebtedness

        The Company issued promissory notes as well as other forms of indebtedness in connection with certain acquisitions and other payment obligations. These are due in varying installments, carry varying interest rates and, in aggregate, amounted to $2.5 million at December 31, 2002 and $2.7 million at December 31, 2001. At December 31, 2002, $2.3 million of the notes were collateralized by a standby letter of credit. The following table shows the schedule of maturities for notes payable and other indebtedness at December 31, 2002 (in thousands):

2003	$66
2004	71
2005	77
2006	83
2007	89
Thereafter	2,094

$2,480

        At December 31, 2002, the notes carried fixed rates and the weighted average interest rate for the above was approximately 8.5%, 8.2% and 8.3% for the years ended December 31, 2002, 2001 and 2000, respectively.

Note H—Income Taxes

        The provision (benefit) for income taxes for the years ended December 31, 2002, 2001 and 2000 consisted of the following (in thousands):

	Years Ended December 31,
	2002	2001	2000
Current:
Federal	$(5,132)	$63,941	$104,876
State	2,101	11,634	18,518
Foreign	3,793	11,021	8,286
Deferred—principally domestic	567	(11,419)	(16,156)

	$1,329	$75,177	$115,524

        Income (loss) before the provision for income taxes for the years ended December 31, 2002, 2001 and 2000 consisted of the following (in thousands):

	Years Ended December 31,
	2002	2001	2000
Domestic	$(5,717)	$171,216	$281,546
Foreign	9,214	25,068	20,081

	$3,497	$196,284	$301,627

        The income taxes shown above varied from the statutory federal income tax rates for these periods as follows:

	Years Ended December 31,
	2002	2001	2000
Federal U.S. income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	.8	3.4	3.4
Amortization of intangible assets	—	.5	.3
Tax-free interest income	(12.4)	(.5)	(.4)
Non-deductible expenses	22.5	.5	.4
Non-U.S. income taxed at different rates, net of foreign tax credits	(2.6)	(.4)	(.1)
Other, net	(5.3)	(.2)	(.3)

Effective tax rate	38.0%	38.3%	38.3%

        The deferred portion of the tax provision consisted of the following (in thousands):

	Years Ended December 31,
	2002	2001	2000
Amortization of franchise rights	$509	$(72)	$(75)
Amortization of other intangibles	(2,087)	—	—
Accrued expenses, deducted for tax when paid	6,675	(9,475)	(17,779)
Capitalized costs for books, deducted for tax	6,069	9,388	9,704
Depreciation	(7,627)	(12,254)	(8,375)
Other, net	(2,972)	994	369

	$567	$(11,419)	$(16,156)

        The deferred income tax amounts included on the balance sheet are comprised of the following (in thousands):

	December 31,
	2002	2001
Current deferred income tax assets, net	$28,893	$33,447
Long-term deferred income tax assets, net	4,591	604

	$33,484	$34,051

        The components of the deferred income tax amounts at December 31, 2002 and 2001 were as follows (in thousands):

	December 31,
	2002	2001
Amortization of intangible assets	$(12,949)	$(14,528)
Accrued expenses, deducted for tax when paid	17,998	23,767
Property and equipment basis differences	21,103	13,476
Provision for bad debts	4,644	5,349
Other, net	4,577	5,987
Net operating loss carryforward—valuation allowance	(1,889)	—

	$33,484	$34,051

        The company has net operating loss carryforwards in a number of states. The tax benefit of these net operating losses is $3.4 million. These net operating loss carryforwards expire in 2007 and later. The company has a foreign tax credit of $1.4 million which expires in 2006. Accrued expenses, deducted for tax when paid include approximately $6.1 million related to 2002 property and equipment additions.

        Except for Canada, U.S. income taxes were not provided for on earnings of non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside the United States.

Note I—Commitments and Contingencies

        Rental expense, primarily for office premises, amounted to $69.7 million, $62.8 million and $47.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. The approximate minimum rental commitments for 2003 and thereafter under non-cancelable leases in effect at December 31, 2002 were as follows (in thousands):

2003	$61,671
2004	$55,990
2005	$50,367
2006	$40,015
2007	$30,390
Thereafter	$79,454

        The Company is involved in a number of lawsuits arising in the ordinary course of business. While management does not expect any of these matters to have a material adverse effect on the Company's results of operations, financial position or cash flows, litigation is subject to certain inherent uncertainties.

        In connection with the formation of Protiviti, the Company became the guarantor of certain employee notes totaling $4 million at December 31, 2002.

Note J—Stockholders' Equity

        Stock Repurchase Program.    As of December 31, 2002, the Company's Board of Directors has authorized the repurchase, from time to time, of up to 11.1 million additional shares of the Company's common stock on the open market or in privately negotiated transactions, depending on market conditions. During the year ended December 31, 2002, the Company repurchased approximately 6.9 million shares on the open market for a total cost of $132 million. Since the inception of the repurchase program in 1997, the Company has repurchased approximately 26.9 million shares of common stock on the open market pursuant to this program. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes. During the year ended December 31, 2002, such repurchases totaled approximately 0.6 million shares at a cost of $15 million.

Note K—Stock Plans

        Under various stock plans, officers, employees and outside directors may receive grants of restricted stock or options to purchase common stock. Grants are made at the discretion of the Stock Plan Committee of the Board of Directors. Grants generally vest between two and four years.

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

        The Company accounts for these plans under APB 25. Therefore, the intrinsic value of the options is used to record compensation expense and, as a result, no compensation expense has been recognized for its stock option plans. Had compensation expense for the stock options granted subsequent to January 1, 1995, been based on the estimated fair value at the award dates, as prescribed by Statement of Financial

Accounting Standards No. 123, the Company's pro forma net income and net income per share would have been as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2002	2001	2000
Net Income (Loss)
As reported	$2,168	$121,107	$186,103
Stock-based employee compensation expense, net of income tax effects	32,335	29,977	22,012

Pro forma	$(30,167)	$91,130	$164,091

Net Income (Loss) Per Share
Basic
As reported	$.01	$.69	$1.05
Pro forma	$(.17)	$.52	$.92
Diluted
As reported	$.01	$.67	$1.00
Pro forma	$(.17)	$.51	$.89

        The pro forma amounts do not include amounts for stock options granted before January 1, 1995. Therefore, the pro forma amounts may not be representative of the disclosed effects on pro forma net income and net income per share for future years.

        The fair value of each option is estimated, as of the grant date, using the Black-Scholes option pricing model with the following assumptions used for grants in 2002, 2001 and 2000: no dividend yield for any year; expected volatility of 48% to 60%; risk-free interest rates of 2.3% to 6.8%; and expected lives of 1.5 to 5.8 years.

        The following table reflects activity under all stock plans from December 31, 1999 through December 31, 2002, and the weighted average exercise prices (in thousands, except per share amounts):

		Stock Option Plans
	Restricted Stock Plans	Number of Shares	Weighted Average Price Per Share
Outstanding, December 31, 1999	5,454	25,573	$12.05
Granted	1,006	5,567	$17.92
Exercised	—	(3,382)	$7.49
Restrictions lapsed	(1,502)	—	—
Forfeited	(77)	(1,922)	$15.64

Outstanding, December 31, 2000	4,881	25,836	$13.60
Granted	1,083	6,889	$22.45
Exercised	—	(3,113)	$11.82
Restrictions lapsed	(1,643)	—	—
Forfeited	(270)	(2,875)	$19.16

Outstanding, December 31, 2001	4,051	26,737	$15.80
Granted	1,069	6,683	$20.24
Exercised	—	(2,686)	$16.96
Restrictions lapsed	(1,286)	—	—
Forfeited	(332)	(1,668)	$21.13

Outstanding, December 31, 2002	3,502	29,066	$16.38

Note K—Stock Plans (Continued)

        The following table summarizes information about options outstanding as of December 31, 2002 (in thousands, except number of years and per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2002	Weighted Average Exercise Price
$1.03 to $10.41	6,702	3.74	$7.43	6,155	$7.17
$11.28 to $16.11	6,253	6.52	$13.39	3,682	$12.46
$16.69 to $19.95	6,257	7.28	$18.50	3,543	$18.98
$19.97 to $22.56	6,697	6.08	$21.90	3,309	$21.84
$22.70 to $34.75	3,157	7.11	$25.44	712	$25.66

	29,066	6.00	$16.38	17,401	$14.24

        At December 31, 2002, the total number of available shares to grant under the plans (consisting of either restricted stock or options) was 8.0 million. Of the 29.0 million options outstanding at December 31, 2002, 17.4 million options were vested with a weighted average exercise price of $14.24, and 11.6 million options were unvested with a weighted average exercise price of $19.59.

Note L—Net Income Per Share

        The calculation of net income per share for the three years ended December 31, 2002 is reflected in the following table (in thousands, except per share amounts):

	Years Ended December 31,
	2002	2001	2000
Net Income	$2,168	$121,107	$186,103
Basic:
Weighted average shares	172,484	174,489	177,750

Diluted:
Weighted average shares	172,484	174,489	177,750
Common stock equivalents—stock options	5,307	7,000	8,318

Diluted shares	177,791	181,489	186,068

Net Income Per Share:
Basic	$.01	$.69	$1.05
Diluted	$.01	$.67	$1.00

        The weighted average diluted common shares outstanding for the year ended December 31, 2002 excludes the dilutive effect of approximately 5.2 million options, since such options have an exercise price in excess of the 2002 average market value of the Company's common stock. Had such options been included, the dilutive effect would have been calculated using the treasury method.

Note M—Business Segments

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

        The accounting policies of the segments are set forth in Note A—Summary of Significant Accounting Policies. The Company evaluates performance based on profit or loss from operations before interest income, intangible amortization expense, and income taxes.

        The following table provides a reconciliation of revenue and operating profit by reportable segment to consolidated results (in thousands):

	Years Ended December 31,
	2002	2001	2000
Net service revenues
Temporary and consultant staffing	$1,763,218	$2,264,162	$2,446,869
Permanent placement staffing	100,029	188,688	252,450
Risk consulting and internal audit services	41,704	—	—

	$1,904,951	$2,452,850	$2,699,319

Operating income (loss)
Temporary and consultant staffing	$47,404	$172,763	$232,411
Permanent placement staffing	(6,852)	20,337	63,934
Risk consulting and internal audit services	(35,359)	—	—

	5,193	193,100	296,345
Amortization of intangible assets	6,281	5,335	5,157
Interest income, net	(4,585)	(8,519)	(10,439)

Income before income taxes	$3,497	$196,284	$301,627

        The Company does not report total assets by segment. The following table represents identifiable assets by business segment (in thousands):

	December 31,
	2002	2001
Accounts receivable
Temporary and consultant staffing	$208,731	$262,968
Permanent placement staffing	15,559	24,281
Risk consulting and internal audit services	11,684	—

	$235,974	$287,249

        The Company operates internationally, with operations in the United States, Canada, Europe, Australia, and New Zealand. The following tables represent revenues and long-lived assets by geographic location (in thousands):

	Years Ended December 31,
	2002	2001	2000
Revenues
Domestic	$1,573,152	$2,089,222	$2,397,065
Foreign	331,799	363,628	302,254

	$1,904,951	$2,452,850	$2,699,319

	December 31,
	2002	2001
Assets, long-lived
Domestic	$267,444	$282,439
Foreign	25,055	25,717

	$292,499	$308,156

Note N—Quarterly Financial Data (Unaudited)

        The following tabulation shows certain quarterly financial data for 2002 and 2001 (in thousands, except per share amounts):

	Quarter
2002							Year Ended December 31,
	1		2		3	4
Net service revenues		$468,471		$473,121	$484,778	$478,581		$1,904,951
Gross margin		$184,901		$183,118	$175,436	$171,280		$714,735
Income (loss) before income taxes		$14,697		$5,153	$(4,954)	$(11,399)		$3,497
Net income (loss)		$9,112		$3,195	$(3,072)	$(7,067)		$2,168
Basic net income (loss) per share	$	..05	$	..02	$(.02)	$(.04)	$	..01
Diluted net income (loss) per share		$.05		$.02	$(.02)	$(.04)		$.01
	Quarter
2001									Year Ended December 31,
	1		2		3		4
Net service revenues		$719,273		$648,404		$574,690		$510,483		$2,452,850
Gross margin		$310,986		$272,763		$230,565		$202,264		$1,016,578
Income before income taxes		$77,077		$61,128		$37,516		$20,563		$196,284
Net income		$47,557		$37,716		$23,147		$12,687		$121,107
Basic net income per share	$	..27	$	..22	$	..13	$	..07	$	..69
Diluted net income per share		$.26		$.21		$.13		$.07		$.67

REPORT OF INDEPENDENT ACCOUNTANTS

         To the Board of Directors and Stockholders
of Robert Half International Inc.:

        In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Robert Half International Inc. and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 18, 2002.

        As further described in Note D to the financial statements, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," became effective for calendar year filing companies on January 1, 2002. As a result, the Company ceased amortizing goodwill as of January 1, 2002 and as required by SFAS 142, amended its footnote disclosure to provide comparative pro-forma information for the two years ended December 31, 2001. As discussed above, the financial statements of the Company as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. We audited the pro forma disclosures described in Note D. In our opinion, the pro forma disclosures for 2001 and 2000 in Note D are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
January 22, 2003

        This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Robert Half International Inc.'s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion. This audit report was issued before our adoption of SFAS 142 on January 1, 2002.

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

ARTHUR ANDERSEN LLP

San Francisco, California
January 18, 2002

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Prior to April 24, 2002, Arthur Andersen LLP served as the Company's independent accountants. On April 24, 2002, the Company reached a tentative agreement with Andersen to hire partners and other employees within Andersen's U.S. internal audit and business risk consulting practices. Andersen and the Company's Board of Directors and Audit Committee determined that execution of the agreement would cause Andersen to no longer be independent. The Company's auditing relationship with Andersen was therefore severed by mutual agreement effective April 24, 2002.

        During the two fiscal years ended December 31, 2001 and December 31, 2000, and the subsequent interim periods through the termination of the relationship with Andersen, there was no disagreement between Andersen and the Company, as defined in Item 304 of Regulation S-K, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter of such disagreement in connection with its reports, and there occurred no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

        The audit reports of Andersen on the Company's consolidated financial statements for the fiscal years ended December 31, 2001 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        The Company provided Andersen with a copy of the foregoing statements. Exhibit 16 is a copy of Andersen's letter to the Securities and Exchange Commission dated April 26, 2002, stating its agreement with such statements.

        On July 16, 2002, the Company engaged PricewaterhouseCoopers LLP as its independent accountant. From January 1, 2000, through such date, neither the Company nor anyone acting on its behalf consulted PricewaterhouseCoopers regarding either (a) the application of accounting principles to any specified transaction, either completed or proposed, (b) the type of audit opinion that might be rendered on the Company's financial statements or (c) any disagreement or reportable event described in Section 304(a) of Regulation S-K.

PART III

        The information required by Items 10 through 13 of Part III is incorporated by reference from Item 5 of this Report and from the registrant's Proxy Statement, under the captions "Nomination and Election of Directors," "Beneficial Stock Ownership," "Compensation of Directors," "Compensation of Executive Officers" and "Compensation Committee Interlocks and Insider Participation and Certain Transactions," which Proxy Statement will be mailed to stockholders in connection with the registrant's annual meeting of stockholders which is scheduled to be held in May 2003.

Item 14. Controls and Procedures

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
1.    Financial Statements

        The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

    Consolidated statements of financial position at December 31, 2002 and 2001.

    Consolidated statements of income for the years ended December 31, 2002, 2001 and 2000.

    Consolidated statements of stockholders' equity for the years ended December 31, 2002, 2001 and 2000.

    Consolidated statements of cash flows for the years ended December 31, 2002, 2001 and 2000.

    Notes to consolidated financial statements.

  Report of independent public accountants.

  Selected quarterly financial data for the years ended December 31, 2002 and 2001 are set forth in Note N—Quarterly Financial Data (Unaudited) included in Item 8 of this report.

2.
Financial Statement Schedules

    Schedule II—Valuation and Qualifying Accounts

    Schedules I, III, IV and V have been omitted as they are not applicable.

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
4.2	Restated Certificate of Incorporation of Registrant (filed as Exhibit 3.1).
*10.1	Form of Power of Attorney and Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.
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

*10.4
Restated Retirement Agreement, as amended, between the Registrant and Harold M. Messmer, Jr. incorporated by reference to (i) Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and (ii) Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
*10.5	Excise Tax Restoration Agreement dated November 5, 1996, incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
*10.6	Outside Directors' Option Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.
*10.7	Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
*10.8	Deferred Compensation Plan, incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
*10.9	Annual Performance Bonus Plan, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.
*10.10
Severance Agreement dated as of August 2, 2000, between Registrant and Paul F. Gentzkow, incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
*10.11
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
*10.13	Form of Amended and Restated Severance Agreement, incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
*10.14	Form of Change in Control Severance Agreement, incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
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
*10.17	Senior Executive Retirement Plan, as amended, incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
*10.18	Collateral Assignment of Split Dollar Insurance Agreement, incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
*10.19	Form of Part-Time Employment Agreement, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
10.20	StockPlus Plan.

10.21	Restricted Stock Plan for Field Employees.
10.22	Stock Option Plan for Field Employees.
16	Letter re Change in Certifying Accountant, incorporated by reference to Exhibit 16 to Registrant's Current Report on Form 8-K dated April 24, 2002.
21	Subsidiaries of the Registrant.
23.1	Accountant's Consent.
23.2	Notice Regarding Consent of Former Accountants.
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*
Management contract or compensatory plan.

(b)
Reports on Form 8-K

    The Registrant filed no reports on Form 8-K during the fiscal quarter ending December 31, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)
Date: March 26, 2003	By:	/s/ M. KEITH WADDELL M. Keith Waddell Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2003	By:	/s/ HAROLD M. MESSMER, JR. Harold M. Messmer, Jr. Chairman of the Board, President, Chief Executive Officer, and a Director (Principal Executive Officer)
Date: March 26, 2003	By:	/s/ ANDREW S. BERWICK, JR. Andrew S. Berwick, Jr., Director
Date: March 26, 2003	By:	/s/ FREDERICK P. FURTH Frederick P. Furth, Director
Date: March 26, 2003	By:	/s/ EDWARD W. GIBBONS Edward W. Gibbons, Director
Date: March 26, 2003	By:	/s/ THOMAS J. RYAN Thomas J. Ryan, Director
Date: March 26, 2003	By:	/s/ J. STEPHEN SCHAUB J. Stephen Schaub, Director
Date: March 26, 2003	By:	/s/ M. KEITH WADDELL M. Keith Waddell Vice Chairman, Chief Financial Officer, Treasurer and a Director (Principal Financial Officer and Principal Accounting Officer)

Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

I, Harold M. Messmer, Jr., certify that:

1.
I have reviewed this annual report on Form 10-K of Robert Half International Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: March 26, 2003

/s/ HAROLD M. MESSMER, JR. Harold M. Messmer, Jr. Chairman, President & CEO

Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

I, M. Keith Waddell, certify that:

1.
I have reviewed this annual report on Form 10-K of Robert Half International Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: March 26, 2003

/s/ M. KEITH WADDELL M. Keith Waddell Vice Chairman, Treasurer & CFO

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

        To the Board of Directors of Robert Half International Inc.:

        Our audit of the consolidated financial statements referred to in our report dated January 22, 2003 appearing in this Annual Report on Form 10-K also included an audit of the data for the year ended December 31, 2002 included in the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the data for the year ended December 31, 2002 included in this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
January 22, 2003

S-1

Schedule II—Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Charged to Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2000
Allowance for doubtful accounts receivable	$13,424	14,778	10,995	$17,207
Year Ended December 31, 2001
Allowance for doubtful accounts receivable	$17,207	12,432	15,276	$14,363
Year Ended December 31, 2002
Allowance for doubtful accounts receivable	$14,363	17,392	19,177	$12,578

S-2

QuickLinks

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
REPORT OF INDEPENDENT ACCOUNTANTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
Schedule II—Valuation and Qualifying Accounts (in thousands)