Form 10-Q
period 2003-03-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2003-05-14
CIK 315213

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2003:

170,141,689 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share amounts)

	(Unaudited)
	March 31, 2003	December 31, 2002
ASSETS:
Cash and cash equivalents	$306,458	$316,927
Accounts receivable, less allowances of $13,133 and $12,578	222,479	223,396
Deferred income taxes and other current assets	106,425	102,849

Total current assets	635,362	643,172
Goodwill and other intangible assets, net	164,048	161,912
Property and equipment, net	128,074	130,587

Total assets	$927,484	$935,671

LIABILITIES:
Accounts payable and accrued expenses	$41,538	$47,807
Accrued payroll costs and retirement obligations	151,997	136,342
Current portion of notes payable and other indebtedness	67	66

Total current liabilities	193,602	184,215
Notes payable and other indebtedness, less current portion	2,397	2,414
Deferred income taxes and other liabilities	3,125	4,076

Total liabilities	199,124	190,705

Commitments and Contingencies
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 169,703,705 and 170,909,002 shares	170	171
Capital surplus	541,148	543,457
Deferred compensation	(38,695)	(46,311)
Accumulated other comprehensive income	3,668	846
Retained earnings	222,069	246,803

Total stockholders' equity	728,360	744,966

Total liabilities and stockholders' equity	$927,484	$935,671

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Net service revenues	$473,228		$468,471
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for temporary and risk consulting employees	303,576		283,570

Gross margin	169,652		184,901
Selling, general and administrative expenses	172,908		171,511
Amortization of intangible assets	2,775		—
Interest income, net	(781)		(1,307)

Income (loss) before income taxes	(5,250)		14,697
Provision (benefit) for income taxes	(1,811)		5,585

Net income (loss)	$(3,439)		$9,112

Basic net income (loss) per share	$(.02)	$	..05
Diluted net income (loss) per share	$(.02)		$.05

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
COMMON STOCK—SHARES:
Balance at beginning of period	170,909	174,929
Issuances (forfeitures) of restricted stock	(5)	(19)
Repurchases of common stock	(1,483)	(563)
Exercises of stock options	283	1,437

Balance at end of period	169,704	175,784

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$171	$175
Issuances (forfeitures) of restricted stock	—	—
Repurchases of common stock	(1)	(1)
Exercises of stock options	—	2

Balance at end of period	$170	$176

CAPITAL SURPLUS:
Balance at beginning of period	$543,457	$487,083
Issuances (forfeitures) of restricted stock—excess over par value	(1,799)	1,439
Exercises of stock options—excess over par value	1,943	22,272
Tax impact of equity incentive plans	(2,453)	7,692

Balance at end of period	$541,148	$518,486

DEFERRED COMPENSATION:
Balance at beginning of period	$(46,311)	$(64,792)
Forfeitures (issuances) of restricted stock	1,799	(1,439)
Amortization of deferred compensation	5,817	6,846

Balance at end of period	$(38,695)	$(59,385)

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$846	$(8,025)
Translation adjustments	2,822	(598)

Balance at end of period	$3,668	$(8,623)

RETAINED EARNINGS:
Balance at beginning of period	$246,803	$391,255
Repurchases of common stock—excess over par value	(21,295)	(15,001)
Net income (loss)	(3,439)	9,112

Balance at end of period	$222,069	$385,366

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(3,439)	$9,112
Translation adjustments	2,822	(598)

Total comprehensive income (loss)	$(617)	$8,514

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,439)	$9,112
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	2,775	—
Depreciation expense	13,762	17,222
Provision for deferred income taxes	2,680	(4,261)
Tax impact of equity incentive plans	(2,453)	7,692
Changes in assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable	930	20,135
Increase in accounts payable, accrued expenses and accrued payroll costs	10,342	4,673
Change in other assets, net of change in other liabilities, including deferred compensation amortization of $5,817 and $6,846	499	(18,324)

Total adjustments	28,535	27,137

Net cash flows provided by operating activities	25,096	36,249
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets and other assets	(5,091)	—
Capital expenditures	(11,013)	(11,482)
Decrease in deposits to trusts for employee benefits and retirement plans	871	—

Net cash flows used in investing activities	(15,233)	(11,482)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(22,259)	(15,002)
Principal payments on notes payable and other indebtedness	(16)	(17)
Proceeds from exercises of stock options	1,943	22,274

Net cash flows (used in) provided by financing activities	(20,332)	7,255

Net increase (decrease) in cash and cash equivalents	(10,469)	32,022
Cash and cash equivalents at beginning of period	316,927	346,768

Cash and cash equivalents at end of period	$306,458	$378,790

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$105	$80
Income taxes, net of refunds	$815	$4,420
Purchase of intangible assets and other assets:
Assets acquired
Intangible assets	$5,059	$—
Other	39	—
Liabilities incurred
Other	(7)	—

Cash paid, net of cash acquired	$5,091	$—

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(Unaudited)

Note A—Summary of Significant Accounting Policies

        Nature of Operations.    Robert Half International Inc. (the "Company") provides specialized staffing and risk consulting services through such divisions as Accountemps®, Robert Half® Finance & Accounting, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, The Affiliates®, The Creative Group®, and ProtivitiSM. The Company, through its Accountemps, Robert Half Finance & Accounting, and Robert Half Management Resources divisions, is the world's largest specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OfficeTeam specializes in highly skilled temporary administrative support personnel. Robert Half Technology provides information technology professionals. The Affiliates provides temporary, project, and full-time staffing of attorneys and specialized support personnel within law firms and corporate legal departments. The Creative Group provides project staffing in the advertising, marketing, and web design fields. Protiviti began operations on May 24, 2002, and provides business and technology risk consulting and internal audit services. Protiviti, which primarily employs risk-consulting and internal audit professionals formerly associated with major accounting firms, is a wholly-owned subsidiary of the Company. Revenues are predominantly derived from specialized staffing services. The Company operates in the United States, Canada, Europe, Asia, Australia and New Zealand. The Company is a Delaware corporation.

        Basis of Presentation.    The unaudited Condensed Consolidated Financial Statements of the Company are prepared in conformity with generally accepted accounting principles for interim financial information and the rules of the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2002, included in the annual report on Form 10-K. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for a full year.

        Principles of Consolidation.    The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances have been eliminated.

        Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of March 31, 2003, such estimates included reserves for uncollectible accounts receivable, workers' compensation losses, legal claims, income and other taxes, and certain employee retirement plans.

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

        Intangible Assets.    Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition, which were being amortized on a straight-line basis over a period of 40 years through December 31, 2001. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), on January 1, 2002. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. The methods used for evaluating and measuring impairment of certain intangible assets have changed in accordance with the provisions of SFAS 142. The Company's annual goodwill impairment analysis will be performed during the second quarter.

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

        Foreign Currency Translation.    The results of operations of the Company's foreign subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company's foreign subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of comprehensive income within Stockholders' Equity. Gains and losses resulting from foreign currency transactions are included in the unaudited Condensed Consolidated Statements of Income, and have not been material for the periods presented.

        Stock Option Plans.    The Company accounts for its stock option plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, the intrinsic value of the options is used to record compensation expense and, as a result, no compensation expense related to stock options is included in determining net income and net income per share in the unaudited Condensed Consolidated Financial Statements. As required by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure ("SFAS 148"), calculations of pro forma net income and net income per share, computed in accordance with the method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), are set forth in Note G to the unaudited Condensed Consolidated Financial Statements.

        Property and Equipment.    Property and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the following useful lives:

Computer hardware	3 years
Computer software	2 to 5 years
Furniture and equipment	5 years
Leasehold improvements	Term of lease, 5 years maximum

        Internal-use Software.    The Company capitalizes direct costs of services used in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. During the three months ended March 31, 2003, the Company capitalized approximately $2.1 million of internal-use software development costs.

Note B—Deferred Income Taxes and Other Current Assets

        Deferred income taxes and other current assets consisted of the following (in thousands):

	March 31, 2003	December 31, 2002
	(Unaudited)
Deferred income taxes	$25,251	$28,893
Deposits in trusts for employee benefits and retirement plans	28,836	29,707
Income taxes receivable	27,598	24,094
Other	24,740	20,155

	$106,425	$102,849

Note C—Goodwill and Other Intangible Assets, Net

        The following table sets forth the activity in the intangible assets from December 31, 2002 through March 31, 2003 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balance as of December 31, 2002	$143,965	$17,947	$161,912
Purchase of intangible assets	4,921	138	5,059
Translation adjustments	236	—	236
Decrease in unamortized retirement costs	—	(384)	(384)

Amortization of intangible assets	—	(2,775)	(2,775)

Balance as of March 31, 2003 (unaudited)	$149,122	$14,926	$164,048

        The estimated remaining amortization expense is $7.3 million for 2003, and none thereafter.

Note D—Property and Equipment, Net

        Property and equipment consisted of the following (in thousands):

	March 31, 2003	December 31, 2002
	(Unaudited)
Furniture and equipment	$88,405	$87,154
Computer hardware	91,649	88,724
Computer software	143,189	137,182
Leasehold improvements	58,173	56,851
Other	10,453	11,027

Property and equipment, cost	391,869	380,938
Accumulated depreciation	(263,795)	(250,351)

Property and equipment, net	$128,074	$130,587

Note E—Accrued Payroll Costs and Retirement Obligations

        Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	March 31, 2003	December 31, 2002
	(Unaudited)
Payroll and bonuses	$71,388	$65,944
Employee benefits and retirement obligations	48,846	48,198
Workers' compensation	13,570	14,083
Payroll taxes	18,193	8,117

	$151,997	$136,342

Note F—Contingencies

        The Company is involved in a number of lawsuits arising in the ordinary course of business. While management does not expect any of these matters to have a material adverse effect on the Company's results of operations, financial position or cash flows, litigation is subject to certain inherent uncertainties.

        In connection with the formation of Protiviti, the Company became the guarantor of certain employee notes totaling $3.2 million at March 31, 2003.

Note G—Stock Plans

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

        The Company accounts for these plans under APB 25. Therefore, the intrinsic value of the options is used to record compensation expense and, as a result, no compensation expense has been recognized for its stock option plans. Had compensation expense for the stock options granted subsequent to January 1, 1995, been based on the estimated fair value at the award dates, as prescribed by SFAS 123, the Company's pro forma net income and net income per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Net Income (Loss)
As reported	$(3,439)	$9,112
Stock-based employee compensation expense, net of income tax effects	(5,811)	(6,674)

Pro forma	$(9,250)	$2,438

Net Income (Loss) Per Share
Basic
As reported	$(.02)	$.05
Pro forma	$(.05)	$.01
Diluted
As reported	$(.02)	$.05
Pro forma	$(.05)	$.01

        The pro forma amounts do not include amounts for stock options granted before January 1, 1995. Therefore, the pro forma amounts may not be representative of the disclosed effects on pro forma net income and net income per share for future years.

        The fair value of each option is estimated, as of the grant date, using the Black-Scholes option pricing model with the following assumptions used for grants in 2003 and 2002: no dividend yield for any year; expected volatility of 49% to 51%; risk-free interest rates of 2.3% to 4.9%; and expected lives of 1.5 to 5.8 years.

Note H—Net Income (Loss) Per Share

        The calculation of net income (loss) per share for the three months ended March 31, 2003 and 2002 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
	(Unaudited)

Net Income (Loss)	$(3,439)	$9,112
Basic:
Weighted average shares	168,352	174,049

Diluted:
Weighted average shares	168,352	174,049
Common stock equivalents—stock options	—	6,790

Diluted shares	168,352	180,839

Net Income (Loss) Per Share:
Basic	$(.02)	$.05
Diluted	$(.02)	$.05

Note I—Business Segments

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

        The following table provides a reconciliation of revenue and operating income (loss) by reportable segment to consolidated results (in thousands):

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Net Service Revenues
Temporary and consultant staffing	$426,780	$442,196
Permanent placement staffing	22,340	26,275
Risk consulting and internal audit services	24,108	—

	$473,228	$468,471

Operating Income (Loss)
Temporary and consultant staffing	$8,591	$14,615
Permanent placement staffing	(629)	(1,225)
Risk consulting and internal audit services	(11,218)	—

	(3,256)	13,390
Amortization of intangible assets	2,775	—
Interest income, net	(781)	(1,307)

Income (loss) before income taxes	$(5,250)	$14,697

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

        Goodwill Impairment.    In accordance with the provisions of SFAS 142, the Company assesses the impairment of goodwill and identifiable intangible assets annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. This assessment is based upon a discounted cash flow analysis. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by management. The Company's estimates of discounted cash flow may differ from actual cash flow due to, among other things, economic conditions, changes to its business model or changes in its operating performance. Significant differences between these estimates and actual cash flow could materially affect the future financial results of the Company. The Company's annual goodwill impairment analysis, which will be performed during the second quarter, is not expected to have a material effect on the financial statements.

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

        Stock Option Plans.    The Company has a long history of issuing stock options to employees and directors as an integral part of its compensation programs. Generally accepted accounting principles allow alternative methods of accounting for these plans. The Company has chosen to account for its stock option plans in accordance with APB 25. Under APB 25, the intrinsic value of the options is used to record compensation expense and, as a result, no compensation expense related to stock options is included in determining net income and net income per share in the unaudited Condensed Consolidated Financial Statements. As required by SFAS 148, calculations of pro forma net income and net income per share, computed in accordance with the method prescribed by SFAS 123, are set forth in Note G to the unaudited Condensed Consolidated Financial Statements.

  Results of Operations for the Three Months Ended March 31, 2003 and 2002

        Temporary and consultant staffing services revenues were $427 million and $442 million for the three months ended March 31, 2003 and 2002, respectively, decreasing by 3% during the three months ended March 31, 2003 compared to the same period in 2002. Permanent placement revenues were $22 million and $26 million for the three months ended March 31, 2003 and 2002, respectively, decreasing by 15% during the three months ended March 31, 2003 compared to the same period in 2002. Staffing services revenue results for the three months ended March 31, 2003 were adversely impacted by weak labor markets and soft general economic conditions, particularly in the United States. Risk consulting and internal audit services revenues were $24 million for the three months ended March 31, 2003. No revenues were recorded for Protiviti during the three months ended March 31, 2002, as Protiviti began operations on May 24, 2002. We expect total company revenues to continue to be negatively impacted by general macroeconomic conditions.

        The Company's temporary and permanent staffing services business has more than 320 offices in 42 states, the District of Columbia and ten foreign countries, while Protiviti has more than 30 offices in 21 states and four foreign countries. Revenues from domestic operations represented 82% of revenues for both the three months ended March 31, 2003 and 2002. Revenues from foreign operations represented 18% of revenues for both the three months ended March 31, 2003 and 2002.

        Gross margin dollars from the Company's temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement staffing services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company's temporary and consultant staffing services were $149 million and $159 million for the three months ended March 31, 2003 and 2002, respectively, decreasing by 6% during the three months ended March 31, 2003 compared to the same period in 2002. Gross margin amounts equaled 35% and 36% of revenues for temporary and consultant staffing services for the three months ended March 31, 2003 and 2002, respectively. The lower 2003 temporary and consulting margin percentage is primarily due to higher unemployment insurance costs. Gross margin dollars for the Company's permanent placement staffing division were $22 million and $26 million for the three months ended March 31, 2003 and 2002, respectively, decreasing by 15% in the three months ended March 31, 2003 compared to the same period in 2002. Gross margin dollars for the Company's risk consulting and internal audit division were negative $1 million for the three months ended March 31, 2003, which reflects fixed payroll costs that were not totally covered by revenues.

        Selling, general and administrative expenses were $173 million and $172 million for the three months ended March 31, 2003 and 2002, respectively. Selling, general and administrative expenses as a percentage of revenues were 37% for both the three months ended March 31, 2003 and 2002. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs.

        For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. The Company adopted SFAS 142 on January 1, 2002, resulting in the discontinuance of the amortization of goodwill that was being amortized over 40 years. The methods used for evaluating and measuring impairment of certain intangible assets have changed in accordance with the provisions of SFAS 142. The Company's annual goodwill impairment analysis, which will be performed during the second quarter, is not expected to have a material effect on the financial statements. Net intangible assets represented 18% of total assets and 23% of total stockholders' equity at March 31, 2003.

        Interest income for the three months ended March 31, 2003 and 2002 was $.9 million and $1.5 million, respectively, while interest expense for the three months ended March 31, 2003 and 2002 was $.1 million and $.2 million, respectively. Lower average cash balances and lower interest rates during the three months ended March 31, 2003 resulted in lower interest income.

        The provision for income taxes was 35% and 38% of income before taxes for the three months ended March 31, 2003 and 2002, respectively.

  Liquidity and Capital Resources

        The change in the Company's liquidity during the three months ended March 31, 2003 is the net effect of funds generated by operations and the funds used for capital expenditures, the purchase of intangible assets, repurchases of common stock, and principal payments on outstanding notes payable. As of March 31, 2003, the Company has authorized the repurchase, from time to time, of up to 10.1 million additional shares of the Company's common stock on the open market or in privately negotiated transactions, depending on market conditions. During the three months ended March 31, 2003, the Company repurchased approximately 1.0 million shares of common stock on the open market for a total cost of $14 million. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes. During the three months ended March 31, 2003, such repurchases totaled approximately 0.5 million shares at a cost of approximately $8 million. Repurchases of securities have been funded with cash generated from operations. For the three months ended March 31, 2003, the Company generated $25 million from operations, used $15 million in investing activities and used $20 million in financing activities. This is further enumerated in the unaudited Condensed Consolidated Statements of Cash Flows.

        The Company's working capital at March 31, 2003, included $306 million in cash and cash equivalents. The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company's fixed payments, and other obligations on both a short- and long-term basis. As of March 31, 2003, the Company had no material capital commitments. In connection with the formation of Protiviti, the Company became the guarantor of certain former Andersen partners' capital notes, which totaled approximately $3.2 million at March 31, 2003.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        None

Item 2.    Changes in Securities and Use of Proceeds

        None

Item 3.    Defaults upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 5.    Other Information

        None

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits.

99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
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

Date: May 14, 2003

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

        Date: May 14, 2003

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

        Date: May 14, 2003

/s/ M. KEITH WADDELL M. Keith Waddell Vice Chairman, Treasurer & CFO

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (in thousands, except share amounts)
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share amounts)
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2003 (Unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES