Form 10-Q
period 2003-06-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2003-07-31
CIK 315213

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2003:

170,412,129 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and cash equivalents	$317,674	$316,927
Accounts receivable, less allowances of $13,498 and $12,578	224,844	223,396
Deferred income taxes and other current assets	106,998	102,849

Total current assets	649,516	643,172
Goodwill and other intangible assets, net	160,908	161,912
Property and equipment, net	123,305	130,587
Other non-current assets	13,000	—

Total assets	$946,729	$935,671

LIABILITIES
Accounts payable and accrued expenses	$39,462	$47,807
Accrued payroll costs and retirement obligations	158,659	136,342
Current portion of notes payable and other indebtedness	68	66

Total current liabilities	198,189	184,215
Notes payable and other indebtedness, less current portion	2,379	2,414
Deferred income taxes and other liabilities	663	4,076

Total liabilities	201,231	190,705

Commitments and Contingencies
STOCKHOLDERS' EQUITY
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 170,169,191 and 170,909,002 shares	170	171
Capital surplus	552,436	543,457
Deferred compensation	(36,445)	(46,311)
Accumulated other comprehensive income	10,367	846
Retained earnings	218,970	246,803

Total stockholders' equity	745,498	744,966

Total liabilities and stockholders' equity	$946,729	$935,671

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2003		2002		2003	2002
	(Unaudited)				(Unaudited)
Net service revenues		$482,962		$473,121	$956,190		$941,592
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for temporary and risk consulting employees		305,587		290,003	609,163		573,573

Gross margin		177,375		183,118	347,027		368,019
Selling, general and administrative expenses		175,002		178,564	347,910		350,075
Amortization of intangible assets		2,759		859	5,534		859
Interest income, net		(590)		(1,458)	(1,371)		(2,765)

Income (loss) before income taxes		204		5,153	(5,046)		19,850
Provision (benefit) for income taxes		70		1,958	(1,741)		7,543

Net income (loss)		$134		$3,195	$(3,305)		$12,307

Basic net income (loss) per share	$	..00	$	..02	$(.02)	$	..07
Diluted net income (loss) per share		$.00		$.02	$(.02)		$.07

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Six Months Ended June 30,
	2003	2002
	(Unaudited)
COMMON STOCK—SHARES:
Balance at beginning of period	170,909	174,929
Issuances (forfeitures) of restricted stock	(9)	66
Repurchases of common stock	(1,654)	(2,455)
Exercises of stock options	923	2,050

Balance at end of period	170,169	174,590

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$171	$175
Issuances (forfeitures) of restricted stock	—	—
Repurchases of common stock	(2)	(2)
Exercises of stock options	1	2

Balance at end of period	$170	$175

CAPITAL SURPLUS:
Balance at beginning of period	$543,457	$487,083
Issuances (forfeitures) of restricted stock—excess over par value	1,676	(90)
Exercises of stock options—excess over par value	8,807	31,201
Tax impact of equity incentive plans	(1,504)	10,160

Balance at end of period	$552,436	$528,354

DEFERRED COMPENSATION:
Balance at beginning of period	$(46,311)	$(64,792)
Forfeitures (issuances) of restricted stock	(1,676)	90
Amortization of deferred compensation	11,542	13,306

Balance at end of period	$(36,445)	$(51,396)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	$846	$(8,025)
Translation adjustments	9,521	6,291

Balance at end of period	$10,367	$(1,734)

RETAINED EARNINGS:
Balance at beginning of period	$246,803	$391,255
Repurchases of common stock—excess over par value	(24,528)	(59,500)
Net income (loss)	(3,305)	12,307

Balance at end of period	$218,970	$344,062

COMPREHENSIVE INCOME:
Net income (loss)	$(3,305)	$12,307
Translation adjustments	9,521	6,291

Total comprehensive income	$6,216	$18,598

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2003	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,305)	$12,307
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	5,534	859
Depreciation expense	27,503	34,783
Provision for deferred income taxes	1,777	(6,866)
Tax impact of equity incentive plans	(1,504)	10,160
Changes in assets and liabilities, net of effects of acquisitions:
(Increase) decrease in accounts receivable	(1,435)	28,098
Increase in accounts payable, accrued expenses and accrued payroll costs	12,309	15,442
Change in other assets, net of change in other liabilities, including deferred compensation amortization of $11,542 and $13,306	11,438	11,883

Total adjustments	55,622	94,359

Net cash flows provided by operating activities	52,317	106,666
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets and other assets	(5,084)	(16,163)
Increase in other non-current assets	(13,000)	—
Capital expenditures	(19,596)	(24,349)
Increase in deposits to trusts for employee benefits and retirement plans	(358)	(21,875)

Net cash flows used in investing activities	(38,038)	(62,387)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(22,307)	(48,801)
Principal payments on notes payable and other indebtedness	(33)	(23)
Proceeds from exercises of stock options	8,808	31,203

Net cash flows used in financing activities	(13,532)	(17,621)

Net increase in cash and cash equivalents	747	26,658
Cash and cash equivalents at beginning of period	316,927	346,768

Cash and cash equivalents at end of period	$317,674	$373,426

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$209	$154
Income taxes, net of refunds	$2,145	$8,694
Purchase of intangible assets and other assets:
Assets acquired
Intangible assets	$5,052	$15,342
Other	39	821
Liabilities incurred
Other	(7)	—

Cash paid, net of cash acquired	$5,084	$16,163

Non-cash items:
Stock repurchases awaiting settlement	$3,186	$10,701

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

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

        Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of June 30, 2003, such estimates included reserves for uncollectible accounts receivable, workers' compensation losses, legal claims, income and other taxes, and certain employee retirement plans.

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

        Intangible Assets.    Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition, which were being amortized on a straight-line basis over a period of 40 years through December 31, 2001. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), on January 1, 2002. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. The methods used for evaluating and measuring impairment of certain intangible assets have changed in accordance with the provisions of SFAS 142. Based upon its most recent analysis, the Company determined that there was no impairment of intangible assets at June 30, 2003.

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

        Foreign Currency Translation.    The results of operations of the Company's foreign subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company's foreign subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of comprehensive income within Stockholders' Equity. Gains and losses resulting from foreign currency transactions are included in the unaudited Condensed Consolidated Statements of Operations, and have not been material for the periods presented.

        Stock Option Plans.    The Company accounts for its stock option plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, the intrinsic value of the options is used to record compensation expense and, as a result, no compensation expense related to stock options is included in determining net income and net income per share in the unaudited Condensed Consolidated Financial Statements. Had compensation expense for the stock options granted been based on the estimated fair value at the award dates, as prescribed by SFAS No. 123, Accounting for Stock-Based

Compensation ("SFAS 123"), the Company's pro forma net income and net income per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Net Income (Loss)
As reported	$134	$3,195	$(3,305)	$12,307
Stock-based employee compensation expense, net of income tax effects	7,395	7,791	13,184	14,464

Pro forma	$(7,261)	$(4,596)	$(16,489)	$(2,157)

Net Income (Loss) Per Share
Basic
As reported	$.00	$.02	$(.02)	$.07
Pro forma	$(.04)	$(.03)	$(.10)	$(.01)
Diluted
As reported	$.00	$.02	$(.02)	$.07
Pro forma	$(.04)	$(.03)	$(.10)	$(.01)

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

        Internal-use Software.    The Company capitalizes direct costs of services used in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. During the six months ended June 30, 2003, the Company capitalized approximately $5.6 million of internal-use software development costs.

Note B—Deferred Income Taxes and Other Current Assets

        Deferred income taxes and other current assets consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
	(Unaudited)
Deferred income taxes	$23,709	$28,893
Deposits in trusts for employee benefits and retirement plans	30,065	29,707
Income taxes receivable	29,562	24,094
Other	23,662	20,155

	$106,998	$102,849

Note C—Goodwill and Other Intangible Assets, Net

        The following table sets forth the activity in the intangible assets from December 31, 2002 through June 30, 2003 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balance as of December 31, 2002	$143,965	$17,947	$161,912
Purchase of intangible assets	4,914	138	5,052
Translation adjustments	812	—	812
Decrease in unamortized retirement costs	—	(1,334)	(1,334)

	149,691	16,751	166,442
Amortization of intangible assets	—	(5,534)	(5,534)

Balance as of June 30, 2003 (unaudited)	$149,691	$11,217	$160,908

        The estimated remaining amortization expense is $4.6 million for 2003, and none thereafter.

Note D—Property and Equipment, Net

        Property and equipment consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
	(Unaudited)
Furniture and equipment	$90,790	$87,154
Computer hardware	93,361	88,724
Computer software	147,328	137,182
Leasehold improvements	59,478	56,851
Other	10,357	11,027

Property and equipment, cost	401,314	380,938
Accumulated depreciation	(278,009)	(250,351)

Property and equipment, net	$123,305	$130,587

Note E—Accrued Payroll Costs and Retirement Obligations

        Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
	(Unaudited)
Payroll and bonuses	$81,817	$65,944
Employee benefits and retirement obligations	48,971	48,198
Workers' compensation	12,789	14,083
Payroll taxes	15,082	8,117

	$158,659	$136,342

Note F—Contingencies

        The Company is involved in a number of lawsuits arising in the ordinary course of business. While management does not expect any of these matters to have a material adverse effect on the Company's results of operations, financial position or cash flows, litigation is subject to certain inherent uncertainties.

        In connection with the formation of Protiviti, the Company became the guarantor of certain employee notes totaling $3.1 million at June 30, 2003.

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

        The Company accounts for these plans under APB 25. Therefore, the intrinsic value of the options is used to record compensation expense and, as a result, no compensation expense has been recognized for its stock option plans. As required by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure ("SFAS 148"), calculations of pro forma net income and net income per share, computed in accordance with the method prescribed by SFAS 123, are set forth in Note A to the unaudited Condensed Consolidated Financial Statements.

Note H—Net Income (Loss) Per Share

        The calculation of net income (loss) per share for the three and six months ended June 30, 2003 and 2002 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)

Net Income (Loss)	$134	$3,195	$(3,305)	$12,307
Basic:
Weighted average shares	168,597	174,826	168,475	174,440

Diluted:
Weighted average shares	168,597	174,826	168,475	174,440
Common stock equivalents—stock options	3,242	6,079	—	6,499

Diluted shares	171,839	180,905	168,475	180,939

Net Income (Loss) Per Share:
Basic	$.00	$.02	$(.02)	$.07
Diluted	$.00	$.02	$(.02)	$.07

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

        The following table provides a reconciliation of revenue and operating income (loss) by reportable segment to consolidated results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Net Service Revenues
Temporary and consultant staffing	$428,307	$440,272	$855,087	$882,468
Permanent placement staffing	23,991	26,039	46,331	52,314
Risk consulting and internal audit services	30,664	6,810	54,772	6,810

	$482,962	$473,121	$956,190	$941,592

Operating Income (Loss)
Temporary and consultant staffing	$9,824	$11,292	$18,415	$25,907
Permanent placement staffing	1,357	(957)	728	(2,182)
Risk consulting and internal audit services	(8,808)	(5,781)	(20,026)	(5,781)

	2,373	4,554	(883)	17,944
Amortization of intangible assets	2,759	859	5,534	859
Interest income, net	(590)	(1,458)	(1,371)	(2,765)

Income (loss) before income taxes	$204	$5,153	$(5,046)	$19,850

Note J—Subsequent Event

        On July 1, 2003, the Company completed the acquisition of its last independent Robert Half franchise with offices in Overland Park, Kan., and Kansas City, Mo. The Company deposited funds for the entire purchase price into an escrow account for this acquisition on June 30, 2003, and these funds are reflected on the balance sheet in other non-current assets. The Company will account for this acquisition in the third quarter in accordance with the provisions of SFAS No. 141, Business Combinations ("SFAS 141").

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain information contained in Management's Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the Company's future operating results or financial positions. These statements may be identified by words such as "estimate", "forecast", "project", "plan", "intend", "believe", "expect", "anticipate", or variations or negatives thereof or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. These risks and uncertainties include, but are not limited to, the following: changes in levels of unemployment and other economic conditions in the U.S. or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of qualified candidates for temporary employment or the Company's ability to attract qualified candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company's services, on the Company's ability to maintain its margins; the possibility of the Company incurring liability for its activities, including the activities of its temporary employees or for events impacting its temporary employees on clients' premises; the success of the Company in attracting, training and retaining qualified management personnel and other staff employees; whether governments will impose additional regulations or licensing requirements on personnel services businesses in particular or on employer/employee relationships in general; future success of the new Protiviti subsidiary will depend on its ability to retain employees and attract clients; significant costs and diversion of management time could be incurred in integrating key personnel into Protiviti; certain capitalizable costs associated with the Protiviti employment arrangements could become impaired and written off; failure of Protiviti to produce projected revenues could adversely affect financial results; and the possibility of involvement in litigation relating to prior transactions or activities. Because long-term contracts are not a significant part of the Company's business, future results cannot be reliably predicted by considering past trends or extrapolating past results.

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

        Goodwill Impairment.    In accordance with the provisions of SFAS 142, the Company assesses the impairment of goodwill and identifiable intangible assets annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. This assessment is based upon a discounted cash flow analysis. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by management. The Company's estimates of discounted cash flow may differ from actual cash flow due to, among other things, economic conditions, changes to its business model or changes in its operating performance. Significant differences between these estimates and actual cash flow could materially affect the future financial results of the Company. Based upon the most recent analysis, no impairment of intangible assets existed at June 30, 2003.

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

        Stock Option Plans.    The Company has a long history of issuing stock options to employees and directors as an integral part of its compensation programs. Generally accepted accounting principles allow alternative methods of accounting for these plans. The Company has chosen to account for its stock option plans in accordance with APB 25. Under APB 25, the intrinsic value of the options is used to record compensation expense and, as a result, no compensation expense related to stock options is included in determining net income and net income per share in the unaudited Condensed Consolidated Financial Statements. As required by SFAS 148, calculations of pro forma net income and net income per share, computed in accordance with the method prescribed by SFAS 123, are set forth in Note A to the unaudited Condensed Consolidated Financial Statements.

  Results of Operations for Each of the Three Months and Six Months Ended June 30, 2003 and 2002

        Temporary and consulting staffing services revenues were $428 million and $440 million for the three months ended June 30, 2003 and 2002, respectively, decreasing by 3% during the three months ended June 30, 2003 compared to the same period in 2002. Temporary and consultant staffing services revenues were $855 million and $883 million for the six months ended June 30, 2003 and 2002, respectively, decreasing by 3% during the six months ended June 30, 2003 compared to the same period in 2002. Permanent placement revenues were $24 million and $26 million for the three months ended June 30, 2003 and 2002, respectively, decreasing by 8% during the three months ended June 30, 2003 compared to the same period in 2002. Permanent placement revenues were $46 million and $52 million for the six months ended June 30, 2003 and 2002, respectively, decreasing by 12% during the six months ended June 30, 2003 compared to the same period in 2002. Staffing services revenue results for the six months ended June 30, 2003 were adversely impacted by weak labor markets and soft general economic conditions, particularly in the United States. Risk consulting and internal audit services revenues were $31 million and $55 million for the three and six months ended June 30, 2003. This compares to $7 million in revenues for the period May 24, 2002 (inception) to June 30, 2002. We expect staffing revenues to continue to be negatively impacted by general macroeconomic conditions.

        The Company's temporary and permanent staffing services business has more than 320 offices in 42 states, the District of Columbia and ten foreign countries, while Protiviti has more than 30 offices in 21 states and four foreign countries. Revenues from domestic operations represented 82% of revenues for both the three and six months ended June 30, 2003 and 2002. Revenues from foreign operations represented 18% of revenues for both the three and six months ended June 30, 2003 and 2002.

        Gross margin dollars from the Company's temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement staffing services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consists primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company's temporary and consultant staffing services were $151 million and $299 million for the three and six months ended June 30, 2003, respectively, compared to $159 million and $318 million for the comparable periods in 2002, decreasing by 5% and 6% for the three and six months ended June 30, 2003, respectively. Gross margin amounts equaled 35% of revenues for temporary and consultant staffing services for both the three and six months ended June 30, 2003, compared to 36% for both the three and six months ended June 30, 2002. The lower 2003 temporary and consulting margin percentages are primarily due to higher unemployment insurance costs. Gross margin dollars for the Company's permanent placement staffing division were $24 million and $46 million for the three and six months ended June 30, 2003, respectively, compared to $26 million and $52 million for the comparable periods in 2002, decreasing by 8% and 12% for the three and six months ended June 30, 2003, respectively. Gross margin dollars for the Company's risk consulting and internal audit division were $3 million and $1 million for the three and six months ended June 30, 2003, respectively. This compares to negative $2 million for the period May 24, 2002 (inception) to June 30, 2002.

        Selling, general and administrative expenses were $175 million and $348 million for the three and six months ended June 30, 2003, respectively, compared to $179 million and $350 million during the three and six months ended June 30, 2002, respectively. Selling, general and administrative expenses as a percentage of revenues were 36% for both the three and six months ended June 30, 2003, compared to 38% and 37% for the three and six months ended June 30, 2002, respectively. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs.

        For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. The Company adopted SFAS 142 on January 1, 2002, resulting in the discontinuance of the amortization of goodwill that was being amortized over 40 years. The methods used for evaluating and measuring impairment of certain intangible assets have changed in accordance with the provisions of SFAS 142. Based upon its most recent analysis, the Company has determined that there was no impairment of intangible assets at June 30, 2003. Net intangible assets represented 17% of total assets and 22% of total stockholders' equity at June 30, 2003.

        Interest income for the three months ended June 30, 2003 and 2002 was $.9 million and $1.7 million, respectively, while interest expense for the three months ended June 30, 2003 and 2002 was $.3 million and $.2 million, respectively. Interest income for the six months ended June 30, 2003 and 2002 was $1.8 million and $3.2 million, respectively, while interest expense for both the six months ended June 30, 2003 and 2002 was $.4 million. Lower average cash balances and lower interest rates during the three and six months ended June 30, 2003 resulted in lower interest income.

        The provision for income taxes was 35% of income before taxes for both the three and six months ended June 30, 2003 and 38% for both the three and six months ended June 30, 2002.

  Liquidity and Capital Resources

        The change in the Company's liquidity during the six months ended June 30, 2003 is the net effect of funds generated by operations and the funds used for capital expenditures, the purchase of intangible assets, repurchases of common stock, and principal payments on outstanding notes payable. As of June 30, 2003, the Company has authorized the repurchase, from time to time, of up to 10 million additional shares of the Company's common stock on the open market or in privately negotiated transactions, depending on market conditions. During the six months ended June 30, 2003, the Company repurchased 1.2 million shares of common stock on the open market for a total cost of $16.7 million. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes. During the six months ended June 30, 2003, such repurchases totaled 0.5 million shares at a cost of $7.8 million. Repurchases of securities have been funded with cash generated from operations. For the six months ended June 30, 2003, the Company generated $52 million from operations, used $38 million in investing activities and used $13 million in financing activities. This is further enumerated in the unaudited Condensed Consolidated Statements of Cash Flows.

        The Company's working capital at June 30, 2003, included $318 million in cash and cash equivalents. The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company's fixed payments, and other obligations on both a short- and long-term basis. As of June 30, 2003, the Company had no material capital commitments. In connection with the formation of Protiviti, the Company became the guarantor of certain former Andersen partners' capital notes, which totaled $3.1 million at June 30, 2003.

        On July 1, 2003, the Company completed the acquisition of its last independent Robert Half franchise with offices in Overland Park, Kan., and Kansas City, Mo. The Company deposited funds for the entire purchase price into an escrow account for this acquisition on June 30, 2003, and these funds are reflected on the balance sheet in other non-current assets. The Company will account for this acquisition in the third quarter in accordance with the provisions of SFAS 141.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company's market risk sensitive instruments do not subject the Company to material market risk exposures.

ITEM 4. Controls and Procedures

        Management, including the Company's Chairman and Chief Executive Officer and Vice Chairman and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chairman and Chief Executive Officer and Vice Chairman and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

        There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        None

Item 2.    Changes in Securities and Use of Proceeds

        None

Item 3.    Defaults upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        On May 8, 2003, registrant held its annual meeting of stockholders. The only matter presented to stockholders at the annual meeting was the election of three directors to Class I. The vote for director was as follows:

Nominee	Shares For	Shares Withheld
Andrew S. Berwick, Jr.	158,740,559	1,556,011
Frederick P. Furth	141,300,312	18,996,258
M. Keith Waddell	143,987,862	16,308,708

Item 5.    Other Information

        None

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits.

10.1	Senior Executive Retirement Plan, as amended.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
(b)
The registrant filed the following current report on Form 8-K during the quarter covered by this report:

Date	Items
April 15, 2003	Item 7. Financial Statements and Exhibits. Item 12. Results of Operations and Financial Condition.

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
                      (Registrant)

                      /s/  M. KEITH WADDELL

                      M. Keith Waddell
                       Vice Chairman, Chief Financial Officer and Treasurer
                      (Principal Financial Officer and
                      duly authorized signatory)

Date: July 30, 2003

QuickLinks

PART I—FINANCIAL INFORMATION
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (in thousands, except share amounts)
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2003 (Unaudited)
PART II—OTHER INFORMATION
SIGNATURES