Form 10-Q
period 2003-09-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2003-11-13
CIK 315213

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2003:

171,221,306 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and cash equivalents	$344,190	$316,927
Accounts receivable, less allowances of $13,770 and $12,578	232,774	223,396
Deferred income taxes and other current assets	97,090	102,849

Total current assets	674,054	643,172
Goodwill and other intangible assets, net	170,132	161,912
Property and equipment, net	119,170	130,587
Deferred and other income taxes	2,641	—

Total assets	$965,997	$935,671

LIABILITIES
Accounts payable and accrued expenses	$50,468	$47,807
Accrued payroll costs and retirement obligations	158,062	136,342
Current portion of notes payable and other indebtedness	70	66

Total current liabilities	208,600	184,215
Notes payable and other indebtedness, less current portion	2,361	2,414
Deferred income taxes and other liabilities	—	4,076

Total liabilities	210,961	190,705

Commitments and Contingencies (Note F)
STOCKHOLDERS' EQUITY
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 170,325,129 and 170,909,002 shares	170	171
Capital surplus	562,871	543,457
Deferred compensation	(35,483)	(46,311)
Accumulated other comprehensive income	11,498	846
Retained earnings	215,980	246,803

Total stockholders' equity	755,036	744,966

Total liabilities and stockholders' equity	$965,997	$935,671

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003		2002	2003		2002
	(Unaudited)			(Unaudited)
Net service revenues		$501,137	$484,778		$1,457,327		$1,426,370
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for temporary and risk consulting employees		314,026	309,342		923,189		882,915

Gross margin		187,111	175,436		534,138		543,455
Selling, general and administrative expenses		176,097	178,731		524,007		528,806
Amortization of intangible assets		2,791	2,685		8,325		3,544
Interest income, net		(590)	(1,026)		(1,961)		(3,791)

Income (loss) before income taxes		8,813	(4,954)		3,767		14,896
Provision (benefit) for income taxes		3,966	(1,882)		2,225		5,661

Net income (loss)		$4,847	$(3,072)		$1,542		$9,235

Basic net income (loss) per share	$	..03	$(.02)	$	..01	$	..05
Diluted net income (loss) per share		$.03	$(.02)		$.01		$.05

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Nine Months Ended September 30,
	2003	2002
	(Unaudited)
COMMON STOCK—SHARES:
Balance at beginning of period	170,909	174,929
Issuances (forfeitures) of restricted stock	225	(217)
Repurchases of common stock	(2,054)	(6,636)
Exercises of stock options	1,245	2,205

Balance at end of period	170,325	170,281

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$171	$175
Issuances (forfeitures) of restricted stock	—	—
Repurchases of common stock	(2)	(7)
Exercises of stock options	1	2

Balance at end of period	$170	$170

CAPITAL SURPLUS:
Balance at beginning of period	$543,457	$487,083
Issuances (forfeitures) of restricted stock—excess over par value	6,889	(9,221)
Exercises of stock options—excess over par value	13,108	33,261
Tax impact of equity incentive plans	(583)	10,491

Balance at end of period	$562,871	$521,614

DEFERRED COMPENSATION:
Balance at beginning of period	$(46,311)	$(64,792)
Forfeitures (issuances) of restricted stock	(6,889)	9,221
Amortization of deferred compensation	17,717	18,044

Balance at end of period	$(35,483)	$(37,527)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	$846	$(8,025)
Translation adjustments	10,652	6,179

Balance at end of period	$11,498	$(1,846)

RETAINED EARNINGS:
Balance at beginning of period	$246,803	$391,255
Repurchases of common stock—excess over par value	(32,365)	(133,728)
Net income	1,542	9,235

Balance at end of period	$215,980	$266,762

COMPREHENSIVE INCOME:
Net income	$1,542	$9,235
Translation adjustments	10,652	6,179

Total comprehensive income	$12,194	$15,414

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2003	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,542	$9,235
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	8,325	3,544
Depreciation expense	41,703	50,934
Provision for deferred income taxes	(3,464)	(9,265)
Tax impact of equity incentive plans	(583)	10,491
Changes in assets and liabilities, net of effects of acquisitions:
(Increase) decrease in accounts receivable	(8,923)	35,190
Increase in accounts payable, accrued expenses and accrued payroll costs	18,304	22,057
Change in other assets, net of change in other liabilities, including deferred compensation amortization of $17,717 and $18,044	31,012	10,821

Net cash flows provided by operating activities	87,916	133,007

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets and other assets	(18,109)	(19,228)
Capital expenditures	(29,567)	(40,823)
Increase in deposits to trusts for employee benefits and retirement plans	(541)	(20,962)

Net cash flows used in investing activities	(48,217)	(81,013)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(25,496)	(129,371)
Principal payments on notes payable and other indebtedness	(49)	(186)
Proceeds from exercises of stock options	13,109	33,263

Net cash flows used in financing activities	(12,436)	(96,294)

Net increase (decrease) in cash and cash equivalents	27,263	(44,300)
Cash and cash equivalents at beginning of period	316,927	346,768

Cash and cash equivalents at end of period	$344,190	$302,468

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$314	$242
Income taxes, net of refunds	$(2,939)	$11,428
Purchase of intangible assets and other assets:
Assets acquired
Intangible assets	$17,580	$17,926
Other	539	1,490
Liabilities incurred
Other	(10)	(188)

Cash paid, net of cash acquired	$18,109	$19,228

Non-cash items:
Stock repurchases awaiting settlement	$7,834	$4,364

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Unaudited)

Note A—Summary of Significant Accounting Policies

        Nature of Operations.    Robert Half International Inc. (the "Company") provides specialized staffing and risk consulting services through such divisions as Accountemps®, Robert Half® Finance & Accounting, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, The Affiliates®, The Creative Group®, and Protiviti®. The Company, through its Accountemps, Robert Half Finance & Accounting, and Robert Half Management Resources divisions, is the world's largest specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OfficeTeam specializes in highly skilled temporary administrative support personnel. Robert Half Technology provides information technology professionals. The Affiliates provides temporary, project, and full-time staffing of attorneys and specialized support personnel within law firms and corporate legal departments. The Creative Group provides project staffing in the advertising, marketing, and web design fields. Protiviti began operations on May 24, 2002, and provides business and technology risk consulting and internal audit services. Protiviti, which primarily employs risk-consulting and internal audit professionals formerly associated with major accounting firms, is a wholly-owned subsidiary of the Company. Revenues are predominantly derived from specialized staffing services. The Company operates in the United States, Canada, Europe, Asia, Australia and New Zealand. The Company is a Delaware corporation.

        Basis of Presentation.    The unaudited Condensed Consolidated Financial Statements of the Company are prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the rules of the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2002, included in the annual report on Form 10-K. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for a full year.

        Principles of Consolidation.    The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances have been eliminated.

        Use of Estimates.    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of September 30, 2003, such estimates included reserves for uncollectible accounts receivable, workers' compensation losses, legal claims, income and other taxes, and certain employee retirement plans.

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

        Intangible Assets.    Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), on January 1, 2002. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. The methods used for evaluating and measuring impairment of certain intangible assets have changed in accordance with the provisions of SFAS 142. The Company completed its annual goodwill impairment test during the period ended June 30, 2003 and determined that no adjustment to the carrying value of goodwill was required. No events have occurred during the three months ended September 30, 2003 that would require interim testing.

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

        Stock Option Plans.    The Company accounts for its stock option plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, the intrinsic value of the options is used to record compensation expense and, as a result, no compensation expense related to stock options is included in determining net income (loss) and net income (loss) per share in the unaudited Condensed Consolidated Financial Statements. Had compensation expense for the stock options granted been based on the estimated fair value at the award dates, as prescribed by SFAS No. 123, Accounting for

Stock-Based Compensation ("SFAS 123"), the Company's pro forma net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Net Income (Loss)
As reported	$4,847	$(3,072)	$1,542	$9,235
Stock-based employee compensation expense, net of income tax effects	4,696	7,409	17,903	21,861

Pro forma	$151	$(10,481)	$(16,361)	$(12,626)

Net Income (Loss) Per Share
Basic
As reported	$.03	$(.02)	$.01	$.05
Pro forma	$.00	$(.06)	$(.10)	$(.07)
Diluted
As reported	$.03	$(.02)	$.01	$.05
Pro forma	$.00	$(.06)	$(.10)	$(.07)

        The fair value of each option is estimated, as of the grant date, using the Black-Scholes option pricing model with the following assumptions used for grants in 2003 and 2002: no dividend yield for any year; expected volatility of 51% to 55%; risk-free interest rates of 2.1% to 4.9%; and expected lives of 1.5 to 5.8 years.

        Property and Equipment.    Property and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the following useful lives:

Computer hardware	3 years
Computer software	2 to 5 years
Furniture and equipment	5 years
Leasehold improvements	Term of lease, 5 years maximum

        Internal-use Software.    The Company capitalizes direct costs of services used in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. During the nine months ended September 30, 2003, the Company capitalized approximately $8.6 million of internal-use software development costs.

Note B—Deferred Income Taxes and Other Current Assets

        Deferred income taxes and other current assets consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
	(Unaudited)
Deferred income taxes	$26,501	$28,893
Deposits in trusts for employee benefits and retirement plans	30,249	29,707
Income taxes receivable	17,016	24,094
Other	23,324	20,155

	$97,090	$102,849

Note C—Goodwill and Other Intangible Assets, Net

        The following table sets forth the activity in the intangible assets from December 31, 2002 through September 30, 2003 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balance as of December 31, 2002	$143,965	$17,947	$161,912
Purchase of intangible assets	16,602	978	17,580
Translation adjustments	888	—	888
Decrease in unamortized retirement costs	—	(1,923)	(1,923)

	161,455	17,002	178,457
Amortization of intangible assets	—	(8,325)	(8,325)

Balance as of September 30, 2003 (unaudited)	$161,455	$8,677	$170,132

        The estimated remaining amortization expense is $2.0 million for 2003, and $0.7 million thereafter.

        On July 1, 2003, the Company completed the acquisition of its last independent Robert Half franchise with offices in Overland Park, Kansas, and Kansas City, Missouri. The Company paid approximately $13 million for the purchase of intangibles and other assets, including goodwill of $11.7 million and amortizable intangible assets of approximately $0.8 million that are being amortized over 2 to 4 years.

Note D—Property and Equipment, Net

        Property and equipment consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
	(Unaudited)
Furniture and equipment	$93,068	$87,154
Computer hardware	94,630	88,724
Computer software	152,590	137,182
Leasehold improvements	60,470	56,851
Other	10,459	11,027

Property and equipment, cost	411,217	380,938
Accumulated depreciation	(292,047)	(250,351)

Property and equipment, net	$119,170	$130,587

Note E—Accrued Payroll Costs and Retirement Obligations

        Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
	(Unaudited)
Payroll and bonuses	$85,250	$65,944
Employee benefits and retirement obligations	49,314	48,198
Workers' compensation	12,410	14,083
Payroll taxes	11,088	8,117

	$158,062	$136,342

Note F—Commitments and Contingencies

        The Company is involved in a number of lawsuits arising in the ordinary course of business. While management does not expect any of these matters to have a material adverse effect on the Company's results of operations, financial position or cash flows, litigation is subject to certain inherent uncertainties.

        In connection with the formation of Protiviti, the Company became the guarantor of certain employee notes totaling $3.0 million at September 30, 2003.

Note G—Stock Plans

        Under various stock plans, officers, employees and outside directors may receive grants of restricted stock or options to purchase common stock. Grants are made at the discretion of a Committee of the Board of Directors. Grants generally vest between two and four years.

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

Note H—Net Income (Loss) Per Share

        The calculation of net income (loss) per share for the three and nine months ended September 30, 2003 and 2002 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)

Net Income (Loss)	$4,847	$(3,072)	$1,542	$9,235
Basic:
Weighted average shares	168,797	171,550	168,584	173,466

Diluted:
Weighted average shares	168,797	171,550	168,584	173,466
Common stock equivalents—stock options	4,897	—	3,556	5,637

Diluted shares	173,694	171,550	172,140	179,103

Net Income (Loss) Per Share:
Basic	$.03	$(.02)	$.01	$.05
Diluted	$.03	$(.02)	$.01	$.05

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

        The following table provides a reconciliation of revenue and operating income (loss) by reportable segment to consolidated results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Net Service Revenues
Temporary and consultant staffing	$439,468	$442,262	$1,294,555	$1,324,730
Permanent placement staffing	23,599	24,742	69,930	77,056
Risk consulting and internal audit services	38,070	17,774	92,842	24,584

	$501,137	$484,778	$1,457,327	$1,426,370

Operating Income (Loss)
Temporary and consultant staffing	$11,428	$13,438	$29,843	$39,345
Permanent placement staffing	505	(2,026)	1,233	(4,208)
Risk consulting and internal audit services	(919)	(14,707)	(20,945)	(20,488)

	11,014	(3,295)	10,131	14,649
Amortization of intangible assets	2,791	2,685	8,325	3,544
Interest income, net	(590)	(1,026)	(1,961)	(3,791)

Income (loss) before income taxes	$8,813	$(4,954)	$3,767	$14,896

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

        Goodwill Impairment.    In accordance with the provisions of SFAS 142, the Company assesses the impairment of goodwill and identifiable intangible assets annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. This assessment is based upon a discounted cash flow analysis. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by management. The Company's estimates of discounted cash flow may differ from actual cash flow due to, among other things, economic conditions, changes to its business model or changes in its operating performance. Significant differences between these estimates and actual cash flow could materially affect the future financial results of the Company. The Company completed its annual goodwill impairment test during the period ended June 30, 2003 and determined that no adjustment to the carrying value of goodwill was required. The Company has determined that no events have occurred during the three months ended September 30, 2003 that would require interim testing.

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

        Stock Option Plans.    The Company has a long history of issuing stock options to employees and directors as an integral part of its compensation programs. Generally accepted accounting principles allow alternative methods of accounting for these plans. The Company has chosen to account for its stock option plans in accordance with APB 25. Under APB 25, the intrinsic value of the options is used to record compensation expense and, as a result, no compensation expense related to stock options is included in determining net income (loss) and net income (loss) per share in the unaudited Condensed Consolidated Financial Statements. As required by SFAS 148, calculations of pro forma net income (loss) and net income (loss) per share, computed in accordance with the method prescribed by SFAS 123, are set forth in Note A to the unaudited Condensed Consolidated Financial Statements.

  Results of Operations for Each of the Three Months and Nine Months Ended September 30, 2003 and 2002

        Temporary and consulting staffing services revenues were $439 million and $442 million for the three months ended September 30, 2003 and 2002, respectively, decreasing by 1% during the three months ended September 30, 2003 compared to the same period in 2002. Temporary and consultant staffing services revenues were $1.3 billion for both the nine months ended September 30, 2003 and 2002. Permanent placement revenues were $24 million and $25 million for the three months ended September 30, 2003 and 2002, respectively, decreasing by 4% during the three months ended September 30, 2003 compared to the same period in 2002. Permanent placement revenues were $70 million and $77 million for the nine months ended September 30, 2003 and 2002, respectively, decreasing by 9% during the nine months ended September 30, 2003 compared to the same period in 2002. Staffing services revenue results for the nine months ended September 30, 2003 were adversely impacted by weak labor markets and soft general economic conditions, particularly in the United States. We expect staffing revenues to continue to be impacted by general macroeconomic conditions. Risk consulting and internal audit services revenues were $38 million and $93 million for the three and nine months ended September 30, 2003. This compares to $18 million for the three months ended September 30, 2002 and $25 million for the period May 24, 2002 (inception) to September 30, 2002. The 2003 increase in risk consulting and internal audit services revenues is primarily due to increased brand acceptance in the marketplace and expanding demand for alternatives to the Big Four accounting firms in providing risk consulting services.

        The Company's temporary and permanent staffing services business has more than 325 offices in 43 states, the District of Columbia and ten foreign countries, while Protiviti has more than 30 offices in 21 states and four foreign countries. Revenues from domestic operations represented 83% of revenues for the three months ended September 30, 2003 and 2002, and 82% of revenues for the nine months ended September 2003 and 2002. Revenues from foreign operations represented 17% of revenues for the three months ended September 30, 2003 and 2002, and 18% of revenues for the nine months ended September 2003 and 2002.

        Gross margin dollars from the Company's temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement staffing services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company's temporary and consultant staffing services were $154 million and $453 million for the three and nine months ended September 30, 2003, respectively, compared to $156 million and $474 million for the comparable periods in 2002, decreasing by 1% and 4% for the three and nine months ended September 30, 2003, respectively. Gross margin amounts equaled 35% of revenues for temporary and consultant staffing services for both the three and nine months ended September 30, 2003, compared to 35% and 36% for the three and nine months ended September 30, 2002, respectively. The lower 2003 temporary and consulting margin percentages are primarily due to higher unemployment insurance costs. Gross margin dollars for the Company's permanent placement staffing division were $24 million and $70 million for the three and nine months ended September 30, 2003, respectively, compared to $25 million and $77 million for the comparable periods in 2002, decreasing by 4% and 9% for the three and nine months ended September 30, 2003, respectively. Gross margin dollars for the Company's risk consulting and internal audit division were $9 million and $11 million for the three and nine months ended September 30, 2003, respectively. This compares to negative $6 million for the three months ended September 30, 2002, and negative $8 million for the period May 24, 2002 (inception) to September 30, 2002. The 2003 improvement in risk consulting and internal audit services gross margin dollars is primarily the result of higher revenues coupled with improved staff utilization.

        Selling, general and administrative expenses were $176 million and $524 million for the three and nine months ended September 30, 2003, respectively, compared to $179 million and $529 million during the three and nine months ended September 30, 2002, respectively. Selling, general and administrative expenses as a percentage of revenues were 35% and 36% for the three and nine months ended September 30, 2003, respectively, compared to 37% for both the three and nine months ended September 30, 2002. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The lower selling, general and administrative expense percentage resulted primarily from leveraging fixed operating costs.

        For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. The Company adopted SFAS 142 on January 1, 2002, resulting in the discontinuance of the amortization of goodwill that was being amortized over 40 years. The methods used for evaluating and measuring impairment of certain intangible assets have changed in accordance with the provisions of SFAS 142. The Company completed its annual goodwill impairment test during the period ended June 30, 2003 and determined that no adjustment to the carrying value of goodwill was required. The Company has determined that no events have occurred during the three months ended September 30, 2003 that would require interim testing. Net intangible assets represented 18% of total assets and 23% of total stockholders' equity at September 30, 2003.

        Interest income for the three months ended September 30, 2003 and 2002 was $0.8 million and $1.3 million, respectively, while interest expense for the three months ended September 30, 2003 and 2002 was $0.2 million. Interest income for the nine months ended September 30, 2003 and 2002 was $2.5 million and $4.5 million, respectively, while interest expense for the nine months ended September 30, 2003 and 2002 was $0.5 million and $0.7 million, respectively. Lower average cash balances and lower interest rates during the three and nine months ended September 30, 2003 resulted in lower interest income.

        The provision for income taxes was 45% and 59% of income before taxes for the three and nine months ended September 30, 2003, respectively, and 38% for both the three and nine months ended September 30, 2002. The increase in 2003 is due primarily to Protiviti's losses in certain states and international locations where corresponding tax benefits are not being recognized.

  Liquidity and Capital Resources

        The change in the Company's liquidity during the nine months ended September 30, 2003 is the net effect of funds generated by operations and the funds used for capital expenditures, the purchase of intangible assets, repurchases of common stock, and principal payments on outstanding notes payable. As of September 30, 2003, the Company has authorized the repurchase, from time to time, of up to 9.6 million additional shares of the Company's common stock on the open market or in privately negotiated transactions, depending on market conditions. During the nine months ended September 30, 2003, the Company repurchased 1.6 million shares of common stock on the open market for a total cost of $24.6 million. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes. During the nine months ended September 30, 2003, such repurchases totaled 0.5 million shares at a cost of $7.8 million. Repurchases of securities have been funded with cash generated from operations. For the nine months ended September 30, 2003, the Company generated $87.9 million from operations, used $48.2 million in investing activities and used $12.4 million in financing activities. This is further enumerated in the unaudited Condensed Consolidated Statements of Cash Flows.

        The Company's working capital at September 30, 2003, included $344 million in cash and cash equivalents. The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company's fixed payments, and other obligations on both a short- and long-term basis. As of September 30, 2003, the Company had no material capital commitments. In connection with the formation of Protiviti, the Company became the guarantor of certain former Andersen partners' capital notes, which totaled $3.0 million at September 30, 2003.

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

        None

Item 3.    Defaults upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 5.    Other Information

        None

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits.

10.1	Outside Directors' Option Plan, as amended.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
(b)
The registrant filed the following current report on Form 8-K during the quarter covered by this report:

Date	Items
July 17, 2003	Item 7. Financial Statements and Exhibits. Item 9. Regulation FD Disclosure.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)
/s/ M. KEITH WADDELL M. Keith Waddell Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial Officer and duly authorized signatory)
Date: November 13, 2003

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (in thousands, except share amounts)
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2003 (Unaudited)
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