Form 10-K
period 2003-12-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2004-03-08
CIK 315213

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X      No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  / /

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes   X      No

        As of June 30, 2003, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $2,977,800,000 based on the closing sale price on that date. This amount excludes the market value of 13,188,488 shares of Common Stock directly or indirectly held by registrant's directors and officers and their affiliates.

        As of February 29, 2004, there were outstanding 171,871,239 shares of the registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement to be mailed to stockholders in connection with the registrant's annual meeting of stockholders, scheduled to be held in May 2004, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be part of this report.

PART I

Item 1.    Business

        Robert Half International Inc. (the "Company") provides specialized staffing and risk consulting services through such divisions as Accountemps®, Robert Half® Finance & Accounting, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group®, and Protiviti®. The Company, through its Accountemps, Robert Half Finance & Accounting, and Robert Half Management Resources divisions, is the world's largest specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OfficeTeam specializes in highly skilled temporary administrative support personnel. Robert Half Technology provides information technology professionals. Robert Half Legal (formerly The Affiliates®) provides temporary, project, and full-time staffing of attorneys and specialized support personnel within law firms and corporate legal departments. The Creative Group provides project staffing in the advertising, marketing, and web design fields. Protiviti began operations on May 2002 and provides business and technology risk consulting and internal audit services. Protiviti, which primarily employs risk consulting and internal audit professionals formerly associated with major accounting firms, is a wholly-owned subsidiary of the Company.

        The Company's business was originally founded in 1948. Prior to 1986, the Company was primarily a franchisor, under the names Accountemps and Robert Half (now called Robert Half Finance & Accounting), of offices providing temporary and full-time professionals in the fields of accounting and finance. Beginning in 1986, the Company and its current management embarked on a strategy of acquiring franchised locations. All of the franchises have been acquired. The Company believes that direct ownership of offices allows it to better monitor and protect the image of its tradenames, promotes a more consistent and higher level of quality and service throughout its network of offices and improves profitability by centralizing many of its administrative functions. Since 1986, the Company has significantly expanded operations at many of the acquired locations, opened many new locations and acquired other local or regional providers of specialized temporary service personnel. The Company has also expanded the scope of its services by launching the new product lines OfficeTeam, Robert Half Technology, Robert Half Management Resources, Robert Half Legal and The Creative Group.

        In 2002, the Company hired more than 700 professionals who had been affiliated with the internal audit and business and technology risk consulting practice of Arthur Andersen LLP, including more than 50 individuals who had been partners of Andersen. These professionals formed the base of the Company's new Protiviti Inc. subsidiary. Protiviti® has enabled the Company to enter the market for independent internal audit and business and technology risk consulting services, which market the Company believes offers synergies with its traditional lines of business.

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

Robert Half Finance & Accounting

        The Company's Robert Half Finance & Accounting division specializes in the permanent placement of accounting, financial, tax and banking personnel. Fees for successful permanent placements are paid only by the employer and are generally a percentage of the new employee's annual compensation. No fee for permanent placement services is charged to employment candidates.

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

Robert Half Legal

        Since 1992, the Company has been placing temporary and permanent employees in attorney, paralegal, legal administrative and legal secretarial positions through its Robert Half Legal division (formerly called The Affiliates). The legal profession's requirements (the need for confidentiality, accuracy and reliability, a strong drive toward cost-effectiveness, and frequent peak workload periods) are similar to the demands of the clients of the Accountemps division.

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

Marketing and Recruiting

        The Company markets its temporary and permanent staffing services to clients as well as employment candidates. Local marketing and recruiting are generally conducted by each office or related group of offices. Local advertising directed to clients and employment candidates consists primarily of yellow pages advertisements, classified advertisements, websites, trade shows and advertising on the Internet. Direct marketing through e-mail, regular mail and telephone solicitation also constitutes a significant portion of the Company's total advertising. National advertising conducted by the Company consists primarily of radio, print advertisements in national newspapers, magazines and certain trade journals. The Company has initiated programs to take advantage of the Internet as a resource for recruiting candidates and filling client orders. Recent Internet initiatives include forging traffic building alliances with leading Internet career search sites. The Company plans to expand its use of the Internet in all aspects of sales and recruitment. Joint marketing arrangements have been entered into with major software manufacturers and typically provide for development of proprietary skills tests, cooperative advertising, joint mailings and similar promotional activities. The Company also actively seeks endorsements and affiliations with professional organizations in the business management, office administration and professional secretarial fields. The Company also conducts public relations activities designed to enhance public recognition of the Company and its services. Local employees are encouraged to be active in civic organizations and industry trade groups.

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

        The Company and its subsidiaries own many trademarks, service marks and tradenames, including the Robert Half® Finance & Accounting, Accountemps®, OfficeTeam ®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group® and Protiviti ® marks, which are registered in the United States and in a number of foreign countries.

Organization

        Management of the Company's temporary and permanent staffing operations is coordinated from its headquarters facilities in Menlo Park and Pleasanton, California. The Company's headquarters provides support and centralized services to its offices in the administrative, marketing, public relations, accounting, training and legal areas, particularly as it relates to the standardization of the operating procedures of its offices. The Company conducts its temporary and permanent staffing services operations through more than 325 offices in 43 states, the District of Columbia and ten foreign countries. Office managers are responsible for most activities of their offices, including sales, local advertising and marketing and recruitment.

        The day-to-day operations of Protiviti are managed by a committee consisting of key operating personnel, with operational and administrative support provided by individuals located in Pleasanton and Menlo Park, California. Protiviti has more than 30 offices in 20 states and six foreign countries.

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

Employees

        The Company has approximately 7,300 full-time staff employees, including approximately 850 engaged directly in Protiviti operations. The Company placed approximately 175,000 employees on temporary assignments with clients during 2003. Temporary employees placed by the Company are the Company's employees for all purposes while they are working on assignments. The Company pays the related costs of employment, such as workers' compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company provides access to voluntary health insurance coverage to interested temporary employees.

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

Available Information

        The Company's Internet address is www.rhi.com. The Company makes available, free of charge, through its website, its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and its Current Reports on Form 8-K, and any amendments to those reports, as soon as is reasonably practicable after such reports are filed with the Securities and Exchange Commission. Also available on the Company's website are its Corporate Governance Guidelines, its Code of Business Conduct and Ethics, and the charters for its Audit Committee, Compensation Committee and Nominating and Governance Committee, each of which is available in print to any stockholder who makes a request to Robert Half International Inc., 2884 Sand Hill Road, Menlo Park, CA 94025, Attn: Corporate Secretary. The

Company's Code of Business Conduct and Ethics is the Code of Ethics required by Item 406 of Securities and Exchange Commission Regulation S-K. The Company intends to satisfy any disclosure obligations under Item 10 of Form 8-K regarding any amendment or waiver relating to its Code of Business Conduct and Ethics by posting such information on its website.

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

        Demand for Services.    In 2002 and 2003, the operations of Protiviti included services related to Sarbanes-Oxley and other regulatory compliance. There can be no assurance that there will be ongoing demand for these services.

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

Item 2.    Properties

        The Company's headquarters operations are located in Menlo Park and Pleasanton, California. Placement activities are conducted through more than 325 offices located in the United States, Canada, the United Kingdom, Belgium, France, the Netherlands, Germany, the Czech Republic, Ireland, Australia

and New Zealand. Protiviti has more than 30 offices in the United States, Canada, France, Italy, Japan, Singapore and the United Kingdom. All of the offices are leased.

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

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        The Company's Common Stock is listed for trading on the New York Stock Exchange under the symbol "RHI". On December 31, 2003, there were approximately 1,900 holders of record of the Common Stock.

        Following is a list by fiscal quarters of the sales prices of the stock:

	Sales Prices
2003
	High	Low
4th Quarter	$25.18	$19.18
3rd Quarter	$22.93	$18.10
2nd Quarter	$20.09	$13.17
1st Quarter	$16.98	$11.44
	Sales Prices
2002
	High	Low
4th Quarter	$21.65	$11.94
3rd Quarter	$25.20	$15.37
2nd Quarter	$29.30	$22.00
1st Quarter	$30.90	$23.50

        No cash dividends were paid in 2003 or 2002. The Company, as it deems appropriate, may continue to retain all earnings for use in its business or may consider paying a dividend in the future.

        The remainder of the information required by this item is incorporated by reference to Part III, Item 12 of this Form 10-K.

Item 6. Selected Financial Data

        The selected five-year financial data presented below should be read in conjunction with the information contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Company's Consolidated Financial Statements and the Notes thereto contained in Item 8. Financial Statements and Supplementary Data.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Income Statement Data:
Net service revenues	$1,974,991	$1,904,951	$2,452,850	$2,699,319	$2,081,321
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for temporary and risk consulting employees	1,248,253	1,190,216	1,436,272	1,538,556	1,219,270

Gross margin	726,738	714,735	1,016,578	1,160,763	862,051
Selling, general and administrative expenses	707,349	709,542	823,478	864,418	628,405
Amortization of intangible assets	10,277	6,281	5,335	5,157	4,990
Interest income, net	(2,603)	(4,585)	(8,519)	(10,439)	(6,041)

Income before income taxes	11,715	3,497	196,284	301,627	234,697
Provision for income taxes	5,325	1,329	75,177	115,524	93,256

Net income	$6,390	$2,168	$121,107	$186,103	$141,441

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share amounts)
Net Income Per Share:
Basic	$.04	$.01	$.69	$1.05	$.78
Diluted	$.04	$.01	$.67	$1.00	$.77
Shares:
Basic	168,719	172,484	174,489	177,750	180,446
Diluted	173,175	177,791	181,489	186,068	184,589
	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Goodwill and other intangible assets, net	$162,508	$161,912	$160,632	$168,050	$175,747
Total assets	$979,903	$937,996	$994,162	$971,029	$777,188
Debt financing	$2,414	$2,480	$2,682	$3,764	$3,495
Stockholders' equity	$788,661	$744,966	$805,696	$718,539	$576,103

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain information contained in Management's Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the Company's future operating results or financial positions. These statements may be identified by words such as "estimate", "forecast", "project", "plan", "intend", "believe", "expect", "anticipate", or variations or negatives thereof or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. These risks and uncertainties include, but are not limited to, the following: changes in levels of unemployment and other economic conditions in the United States or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of qualified candidates for temporary employment or the Company's ability to attract qualified candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company's services, on the Company's ability to maintain its profit margins; the possibility of the Company incurring liability for its activities, including the activities of its temporary employees or for events impacting its temporary employees on clients' premises; the success of the Company in attracting, training and retaining qualified management personnel and other staff employees; and whether governments will impose additional regulations or licensing requirements on personnel services businesses in particular or on employer/employee relationships in general. With respect to Protiviti, other risks and uncertainties include the fact that future success will depend on its ability to retain employees and attract clients; significant costs and diversion of management time could be incurred in integrating key personnel into Protiviti; there can be no assurance that there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; failure of Protiviti to produce projected revenues could adversely affect financial results; and the Company could become involved in litigation relating to prior or current transactions or activities. Further information regarding these and other risks and uncertainties is contained in Item 1. Business under the heading "Risk Factors". Because long-term contracts are not a significant part of the Company's business, future results cannot be reliably predicted by considering past trends or extrapolating past results.

  Critical Accounting Policies

        As described below, the Company's most critical accounting policies are those that involve subjective decisions, assessments or estimates.

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

        Employee Retirement Plans.    The determination of the Company's obligations for certain employee retirement plans is dependent upon various assumptions, including, among others, discount rates and service periods. Management believes its assumptions are appropriate, however significant differences in actual experience or significant changes in assumptions may materially affect the Company's future financial results.

        Goodwill Impairment.    In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), the Company assesses the impairment of goodwill and identifiable intangible assets annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. This assessment is based upon a discounted cash flow analysis. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by management. The Company's estimates of discounted cash flow may differ from actual cash flow due to, among other things, economic conditions, changes to its business model or changes in its operating performance. Significant differences between these estimates and actual cash flow could materially affect the future financial results of the Company. The Company completed its annual goodwill impairment test during the year ended December 31, 2003 and determined that no adjustment to the carrying value of goodwill was required.

        Workers' Compensation.    The Company self-insures or retains a portion of the exposure for losses related to workers' compensation. The Company has established reserves for workers' compensation claims based on historical loss statistics and periodic independent actuarial valuations. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company's future financial results.

        Stock Option Plans.    The Company has a long history of issuing stock options to employees and directors as an integral part of its compensation programs. Accounting principles generally accepted in the United States of America allow alternative methods of accounting for these plans. The Company has chosen to account for its stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, the intrinsic value of the options is used to record compensation expense and, as a result, no compensation expense related to stock options is included in determining net income and net income per share in the Consolidated Financial Statements. As required by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosures, calculations of pro forma net income (loss) and net income (loss) per share, computed in accordance with the method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, are set forth in Note A to the Consolidated Financial Statements.

  Results of Operations for the Three Years Ended December 31, 2003

        Temporary and consultant staffing services revenues were $1.7 billion, $1.8 billion and $2.3 billion for the years ended December 31, 2003, 2002 and 2001, respectively, decreasing by 1% and 22% during 2003 and 2002, respectively. Permanent placement revenues were $95 million, $100 million and $189 million for the years ended December 31, 2003, 2002 and 2001, respectively, decreasing by 5% and 47% in 2003 and 2002, respectively. Staffing services revenue results for the year ended December 31, 2003 were adversely impacted by weak labor markets and soft general economic conditions, particularly in the United States. Risk consulting and internal audit services revenues were $133 million for the year ended December 31, 2003. This compares to $42 million for the period May 24, 2002 (inception) to December 31, 2002. The 2003 increase in risk consulting and internal audit services revenues is primarily due to increased brand acceptance in the marketplace and expanding demand for alternatives to the "big four" accounting firms in providing risk consulting services. We expect total Company revenues to continue to be impacted by general macroeconomic conditions in 2004.

        The Company's temporary and permanent staffing services business has more than 325 offices in 43 states, the District of Columbia and ten foreign countries, while Protiviti has more than 30 offices in 20 states and six foreign countries. Revenues from domestic operations represented 82%, 83% and 85% of revenues for the years ended December 31, 2003, 2002 and 2001, respectively. Revenues from foreign operations represented 18%, 17% and 15% of revenues for the years ended December 31, 2003, 2002 and 2001, respectively.

        Gross margin dollars from the Company's temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement staffing services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company's temporary and consultant staffing services were $610 million, $628 million and $828 million for the years ended December 31, 2003, 2002 and 2001, respectively, decreasing by 3% and 24% in 2003 and 2002, respectively. Gross margin amounts equaled 35%, 36% and 37% of revenues for temporary and consultant staffing services for the years ended December 31, 2003, 2002 and 2001, respectively. The lower 2003 temporary and consulting gross margin percentage is primarily the result of higher workers' compensation and state unemployment costs. Gross margin dollars for the Company's permanent placement staffing division were $95 million, $100 million and $189 million for the years ended December 31, 2003, 2002 and 2001, respectively, decreasing by 5% and 47% in 2003 and 2002, respectively. Gross margin dollars for the Company's risk consulting and internal audit division were $22 million for the year ended December 31, 2003. This compares to negative $13 million for the period May 24, 2002 (inception) to December 31, 2002. The 2003 improvement in risk consulting and internal audit services gross margin dollars is primarily the result of higher revenues and improved staff utilization.

        Selling, general and administrative expenses were $707 million in 2003, compared to $710 million in 2002 and $823 million in 2001. Selling, general and administrative expenses as a percentage of revenues were 36%, 37% and 34% for the years ended December 31, 2003, 2002 and 2001, respectively. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The lower 2003 selling, general and administrative expense percentage resulted primarily from leveraging fixed operating costs.

        For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. The Company adopted SFAS 142 on January 1, 2002, resulting in the discontinuance of the amortization of goodwill that was being amortized over 40 years. The methods used for evaluating and measuring impairment of certain intangible assets have changed in accordance with the provisions of SFAS 142. The Company completed its annual goodwill impairment test during the year ended December 31, 2003 and determined that no adjustment to the carrying value of goodwill was required. Net intangible assets, consisting primarily of goodwill, represented 17% of total assets and 21% of total stockholders' equity at December 31, 2003.

        Interest income for the years ended December 31, 2003, 2002 and 2001 was $3.4 million, $5.5 million and $9.3 million, respectively, while interest expense for the years ended December 31, 2003, 2002 and 2001 was $0.8 million, $0.9 million and $0.8 million, respectively. Lower average cash balances in 2003 and lower interest rates during the year yielded lower interest income.

        The provision for income taxes was 45% of income before taxes for the year ended December 31, 2003 and 38% of income before taxes for each of the years ended December 31, 2002, and 2001. The increase in 2003 is due primarily to losses in certain states and international locations where corresponding tax benefits are not being recognized.

  Liquidity and Capital Resources

        The change in the Company's liquidity during the past three years is the net effect of funds generated by operations and the funds used for capital expenditures, the purchase of intangible assets, repurchases of common stock, and principal payments on outstanding notes payable. As of December 31, 2003, the Company has authorized the repurchase, from time to time, of up to 9.6 million additional shares of the Company's common stock on the open market or in privately negotiated transactions, depending on market conditions. During the year ended December 31, 2003, the Company repurchased approximately 1.6 million shares of common stock on the open market for a total cost of $24.6 million. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes. During the year ended December 31, 2003, such repurchases totaled approximately 0.5 million shares at a cost of $7.8 million. Repurchases of securities have been funded with cash generated from operations. For the year ended December 31, 2003, the Company generated $123.9 million from operations, used $56.2 million in investing activities and used $8.1 million in financing activities. This is further enumerated in the Consolidated Statements of Cash Flows.

        The Company's working capital at December 31, 2003, included $377 million in cash and cash equivalents. The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company's fixed payments, and other obligations on both a short- and long-term basis. In connection with the formation of Protiviti, the Company became the guarantor of certain former Andersen partners' capital notes, which totaled approximately $3.0 million at December 31, 2003.

        The Company's cash flows generated from operations are also the primary source for funding various contractual obligations. The table below summarizes the Company's major commitments as of December 31, 2003 (in thousands):

	Payments due by period
Contractual Obligations	2004	2005 to 2006	2007 to 2008	Thereafter	Total
Long-term debt obligations	$71	$160	$186	$1,997	$2,414
Operating lease obligations	62,539	104,106	65,782	62,949	295,376
Purchase obligations	5,391	4,705	—	—	10,096

Total	$68,001	$108,971	$65,968	$64,946	$307,886

        Long-term debt obligations consist of promissory notes as well as other forms of indebtedness issued in connection with certain acquisitions and other payment obligations. Operating lease obligations consist of minimum rental commitments for 2004 and thereafter under non-cancelable leases in effect at December 31, 2003. Purchase obligations consist of purchase commitments primarily related to software licenses and subscriptions and computer hardware and software maintenance agreements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to the impact of foreign currency fluctuations. The Company's exposure to foreign currency exchange rates relates primarily to the Company's foreign subsidiaries. Exchange rates impact the U.S. dollar value of the Company's reported earnings, investments in its foreign subsidiaries, and the intercompany transactions with its foreign subsidiaries.

        For 2003, approximately 18% of the Company's revenues were generated outside of the United States. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar have an impact on the Company's reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company's non-U.S. markets, the Company's reported results vary.

        Fluctuations in currency exchange rates impact the U.S. dollar amount of the Company's stockholders' equity. The assets and liabilities of the Company's non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at year-end. The resulting translation adjustments are recorded in stockholders' equity as a component of accumulated other comprehensive income (loss).

Item 8. Financial Statements and Supplementary Data

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share amounts)

	December 31,
	2003	2002
ASSETS
Cash and cash equivalents	$376,523	$316,927
Accounts receivable, less allowances of $13,608 and $12,578	242,348	225,721
Deferred income taxes and other current assets	79,748	102,849

Total current assets	698,619	645,497
Goodwill and other intangible assets, net	162,508	161,912
Property and equipment, net	113,119	130,587
Deferred and other income taxes	5,657	—

Total assets	$979,903	$937,996

LIABILITIES
Accounts payable and accrued expenses	$45,094	$50,132
Accrued payroll costs and retirement obligations	143,734	136,342
Current portion of notes payable and other indebtedness	71	66

Total current liabilities	188,899	186,540
Notes payable and other indebtedness, less current portion	2,343	2,414
Deferred income taxes and other liabilities	—	4,076

Total liabilities	191,242	193,030

Commitments and Contingencies (Note I)
STOCKHOLDERS' EQUITY
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 171,775,743 and 170,909,002 shares	172	171
Capital surplus	595,051	543,457
Deferred compensation	(47,408)	(46,311)
Accumulated other comprehensive income	20,018	846
Retained earnings	220,828	246,803

Total stockholders' equity	788,661	744,966

Total liabilities and stockholders' equity	$979,903	$937,996

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2003		2002		2001
Net service revenues		$1,974,991		$1,904,951		$2,452,850
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for temporary and risk consulting employees		1,248,253		1,190,216		1,436,272

Gross margin		726,738		714,735		1,016,578
Selling, general and administrative expenses		707,349		709,542		823,478
Amortization of intangible assets		10,277		6,281		5,335
Interest income, net		(2,603)		(4,585)		(8,519)

Income before income taxes		11,715		3,497		196,284
Provision for income taxes		5,325		1,329		75,177

Net income		$6,390		$2,168		$121,107

Basic net income per share	$	..04	$	..01	$	..69
Diluted net income per share		$.04		$.01		$.67

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Years Ended December 31,
	2003	2002	2001
COMMON STOCK—SHARES:
Balance at beginning of period	170,909	174,929	176,050
Issuances of restricted stock	901	725	822
Repurchases of common stock	(2,054)	(7,431)	(5,057)
Exercises of stock options	2,020	2,686	3,114

Balance at end of period	171,776	170,909	174,929

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$171	$175	$176
Issuances of restricted stock	1	1	1
Repurchases of common stock	(2)	(8)	(5)
Exercises of stock options	2	3	3

Balance at end of period	$172	$171	$175

CAPITAL SURPLUS:
Balance at beginning of period	$543,457	$487,083	$406,471
Issuances of restricted stock—excess over par value	25,008	5,957	22,727
Exercises of stock options—excess over par value	25,257	39,300	36,331
Tax impact of equity incentive plans	1,329	11,117	21,554

Balance at end of period	$595,051	$543,457	$487,083

DEFERRED COMPENSATION:
Balance at beginning of period	$(46,311)	$(64,792)	$(72,870)
Issuances of restricted stock	(25,009)	(5,958)	(22,728)
Amortization of deferred compensation	23,912	24,439	30,806

Balance at end of period	$(47,408)	$(46,311)	$(64,792)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	$846	$(8,025)	$(4,192)
Translation adjustments	19,172	8,871	(3,833)

Balance at end of period	$20,018	$846	$(8,025)

RETAINED EARNINGS:
Balance at beginning of period	$246,803	$391,255	$388,954
Repurchases of common stock—excess over par value	(32,365)	(146,620)	(118,806)
Net income	6,390	2,168	121,107

Balance at end of period	$220,828	$246,803	$391,255

COMPREHENSIVE INCOME:
Net income	$6,390	$2,168	$121,107
Translation adjustments	19,172	8,871	(3,833)

Total comprehensive income	$25,562	$11,039	$117,274

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,390	$2,168	$121,107
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	10,277	6,281	5,335
Depreciation expense	55,627	66,027	67,781
Provision (benefit) for deferred income taxes	(5,019)	567	(11,419)
Tax impact of equity incentive plans	1,329	11,117	21,554
Changes in assets and liabilities, net of effects of acquisitions:
(Increase) decrease in accounts receivable	(16,172)	48,262	117,483
Increase (decrease) in accounts payable, accrued expenses and accrued payroll costs	10,197	18,377	(58,018)
Decrease in income taxes payable	—	—	(2,619)
Change in other assets, net of change in other liabilities, including 2003 and 2002 deferred compensation amortization of $23,912 and $24,439, respectively	61,250	12,788	14,626

Net cash flows provided by operating activities	123,879	165,587	275,830

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of goodwill and other intangible assets and other assets	(18,123)	(19,228)	—
Capital expenditures	(36,492)	(48,300)	(84,695)
Deposits to trusts for employee benefits and retirement plans	(1,531)	(21,336)	—

Net cash flows used in investing activities	(56,146)	(88,864)	(84,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(33,330)	(145,665)	(118,811)
Principal payments on notes payable and other indebtedness	(66)	(202)	(1,082)
Proceeds from exercises of stock options	25,259	39,303	36,334

Net cash flows used in financing activities	(8,137)	(106,564)	(83,559)

Net increase (decrease) in cash and cash equivalents	59,596	(29,841)	107,576
Cash and cash equivalents at beginning of period	316,927	346,768	239,192

Cash and cash equivalents at end of period	$376,523	$316,927	$346,768

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$435	$308	$322
Income taxes, net of refunds	$(15,537)	$8,803	$71,274

Purchase of goodwill and other intangible assets and other assets:
Assets acquired
Goodwill and other intangible assets	$17,594	$17,926	$—
Other	539	1,490	—
Liabilities incurred
Other	(10)	(188)	—

Cash paid, net of cash acquired	$18,123	$19,228	$—

Non-cash items:
Stock repurchases awaiting settlement	$—	$963	$—

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Summary of Significant Accounting Policies

        Nature of Operations.    Robert Half International Inc. (the "Company") provides specialized staffing and risk consulting services through such divisions as Accountemps®, Robert Half® Finance & Accounting, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group®, and Protiviti®. The Company, through its Accountemps, Robert Half Finance & Accounting, and Robert Half Management Resources divisions, is the world's largest specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OfficeTeam specializes in highly skilled temporary administrative support personnel. Robert Half Technology provides information technology professionals. Robert Half Legal (formerly The Affiliates®) provides temporary, project, and full-time staffing of attorneys and specialized support personnel within law firms and corporate legal departments. The Creative Group provides project staffing in the advertising, marketing, and web design fields. Protiviti began operations on May 24, 2002, and provides business and technology risk consulting and internal audit services. Protiviti, which primarily employs risk consulting and internal audit professionals formerly associated with major accounting firms, is a wholly-owned subsidiary of the Company. Revenues are predominantly derived from specialized staffing services. The Company operates in the United States, Canada, Europe, Asia, Australia and New Zealand. The Company is a Delaware corporation.

        Basis of Presentation.    The Consolidated Financial Statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

        Principles of Consolidation.    The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany balances have been eliminated. Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

        Use of Estimates.    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of December 31, 2003, such estimates included allowances for uncollectible accounts receivable, workers' compensation losses, income and other taxes, and certain employee retirement plans.

        Revenue Recognition.    The Company derives its revenues from three segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. Net service revenues as presented on the Consolidated Statements of Operations represent services rendered to customers less sales adjustments and allowances. The Company records revenue gross as a principal versus net as an agent in the presentation of revenues and expenses. The Company has concluded that gross reporting is appropriate because the Company (i) has the risk of identifying and hiring qualified employees, (ii) has the discretion to select the employees and establish their price and duties and (iii) bears the risk for services that are not fully paid for by customers.

        Temporary and consultant staffing revenues—Temporary and consultant staffing revenues are recognized when the services are rendered by the Company's temporary employees. Temporary employees placed by the Company are the Company's legal employees while they are working on assignments. The Company pays all related costs of employment, including workers' compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company assumes the risk of acceptability of its employees to its customers.

        Permanent placement staffing revenues—Permanent placement staffing revenues are recognized when employment candidates accept offers of permanent employment. The Company has a substantial history of estimating the effect of permanent placement candidates who do not remain with its clients through the 90-day guarantee period. Allowances are established to estimate these losses. Fees to clients are generally calculated as a percentage of the new employee's annual compensation. No fees for permanent placement services are charged to employment candidates.

        Risk consulting and internal audit revenues—Risk consulting and internal audit services are generally provided on a time-and-material basis or fixed-fee basis. Revenues earned under time-and-material arrangements are recognized as services are provided. Revenues on fixed-fee arrangements are recognized using a proportional performance method as hours are incurred relative to total estimated hours for the engagement. The Company periodically evaluates the need to provide for any losses on these projects, and losses are recognized when it is probable that a loss will be incurred. Reimbursements, including those relating to travel and out-of-pocket expenses, are included in risk consulting and internal audit service revenues, and equivalent amounts of reimbursable expenses are included in direct costs of services.

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

        Intangible Assets.    Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), on January 1, 2002. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. The methods used for evaluating and measuring impairment of certain intangible assets have changed in accordance with the provisions of SFAS 142. The Company completed its annual goodwill impairment test during the year ended December 31, 2003 and determined that no adjustment to the carrying value of goodwill was required.

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

        Foreign Currency Translation.    The results of operations of the Company's foreign subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company's foreign subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive income within Stockholders' Equity. Gains and losses resulting from foreign currency transactions are included in the Consolidated Statements of Operations, and have not been material for all periods presented.

        Stock Option Plans.    The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, the intrinsic value of the options is used to record compensation expense and, as a result, no compensation expense related to stock options is included in determining net income and net income per share in the Consolidated Financial Statements. Had compensation expense for the stock options granted been based on the estimated fair value at the award dates, as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company's pro forma net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2003	2002	2001
Net Income (Loss)
As reported	$6,390	$2,168	$121,107
Stock-based employee compensation expense, net of income tax effects	24,776	32,335	29,977

Pro forma	$(18,386)	$(30,167)	$91,130

Net Income (Loss) Per Share
Basic
As reported	$.04	$.01	$.69
Pro forma	$(.11)	$(.17)	$.52
Diluted
As reported	$.04	$.01	$.67
Pro forma	$(.11)	$(.17)	$.51

        The fair value of each option is estimated, as of the grant date, using the Black-Scholes option pricing model with the following assumptions used for grants in 2003, 2002 and 2001: no dividend yield for any year; expected volatility of 48% to 60%; risk-free interest rates of 2.1% to 6.8%; and expected lives of 1.5 to 6.0 years.

        Property and Equipment.    Property and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the following useful lives:

Computer hardware	3 years
Computer software	2 to 5 years
Furniture and equipment	5 years
Leasehold improvements	Term of lease, 5 years maximum

        Internal-use Software.    The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. The Company capitalized approximately $10.8 million of internal-use software development costs for the year ended December 31, 2003.

Note B—New Accounting Pronouncements

        In May 2003, the Emerging Issues Task Force ("EITF") finalized EITF 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses the accounting for multiple element revenue arrangements, which involve more than one deliverable or unit of accounting in circumstances where the delivery of those units takes place in different accounting periods. EITF 00-21 requires disclosures of the accounting policy for revenue recognition of multiple element revenue arrangements and the nature and description of such arrangements. The accounting and reporting requirements are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 does not have a significant impact on the Company's financial statements.

        In December 2003, the Financial Accounting Standards Board issued SFAS No. 132 (Revised), Employer's Disclosure about Pensions and Other Postretirement Benefits ("Revised SFAS 132"). Revised SFAS 132 retains disclosure requirements in original SFAS 132 and requires additional disclosures relating to assets, obligations, cash flows and net periodic benefit cost. Revised SFAS 132 is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The Company currently does not have any broad-based pension or postretirement benefit plans which require disclosure. Accordingly, the adoption of Revised SFAS 132 does not have a significant impact on the Company's financial statements.

Note C—Deferred Income Taxes and Other Current Assets

        Deferred income taxes and other current assets consisted of the following (in thousands):

	December 31,
	2003	2002
Deferred income taxes	$27,102	$28,893
Deposits in trusts for employee benefits and retirement plans	31,238	29,707
Income taxes receivable	4,048	24,094
Other	17,360	20,155

	$79,748	$102,849

Note D—Goodwill and Other Intangible Assets, Net

        The following table sets forth the activity in goodwill and other intangible assets from December 31, 2001 through December 31, 2003 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balance as of December 31, 2001	$141,492	$19,140	$160,632
Purchase of intangible assets	1,625	16,301	17,926
Translation adjustments	848	—	848
Decrease in unamortized retirement costs	—	(11,213)	(11,213)

	143,965	24,228	168,193
Amortization of intangible assets	—	(6,281)	(6,281)

Balance as of December 31, 2002	143,965	17,947	161,912
Purchase of intangible assets	16,616	978	17,594
Translation adjustments	1,382	—	1,382
Decrease in unamortized retirement costs	—	(8,103)	(8,103)

	161,963	10,822	172,785
Amortization of intangible assets	—	(10,277)	(10,277)

Balance as of December 31, 2003	$161,963	$545	$162,508

        In 2002, the Company completed its arrangement to hire professionals formerly associated with the internal audit and business and technology risk consulting practice of Arthur Andersen LLP. These professionals formed the base of Protiviti. The Company paid $16.1 million, including transaction costs, to secure the release of Protiviti employees from their covenants not to compete or solicit. Subsequently, the Company made additional risk consulting business acquisitions of $3.1 million and recorded intangible assets of $2.6 million as a result. Substantially all of these intangible assets were fully amortized at December 31, 2003.

        In 2003, the Company completed the acquisition of its last two independent Robert Half franchises with offices in New Orleans, Louisiana, Overland Park, Kansas, and Kansas City, Missouri. The Company paid approximately $17.6 million for the purchase of intangibles and other assets, including goodwill of $16.6 million and amortizable intangible assets of approximately $1.0 million that are being amortized over 2 to 4 years. The estimated remaining amortization expense is $0.3 million for 2004, and $0.4 million thereafter.

        The Company completed its annual goodwill impairment test during the year ended December 31, 2003, and determined that no adjustment to the carrying value of goodwill was required. The Company will perform annual assessments for impairment, applying a discounted cash flow-based test to its reportable units, which are its various lines of business.

        The Company adopted SFAS 142 on January 1, 2002, resulting in the discontinuance of the amortization of goodwill that was being amortized over 40 years. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Had goodwill not been amortized in the year ended

December 31, 2001, the Company's pro forma net income and net income per share would have been as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2003	2002	2001
Net Income
As reported	$6,390	$2,168	$121,107
Goodwill amortization, net of income tax effects	—	—	3,308

Pro forma	$6,390	$2,168	$124,415

Net Income Per Share
Basic
As reported	$.04	$.01	$.69
Goodwill amortization	—	—	.02

Pro forma	$.04	$.01	$.71

Diluted
As reported	$.04	$.01	$.67
Goodwill amortization	—	—	.02

Pro forma	$.04	$.01	$.69

Note E—Property and Equipment, Net

        Property and equipment consisted of the following (in thousands):

	December 31,
	2003	2002
Furniture and equipment	$96,754	$87,154
Computer hardware	96,425	88,724
Computer software	155,523	137,182
Leasehold improvements	61,294	56,851
Other	10,648	11,027

Property and equipment, cost	420,644	380,938
Accumulated depreciation	(307,525)	(250,351)

Property and equipment, net	$113,119	$130,587

Note F—Accrued Payroll Costs and Retirement Obligations

        Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	December 31,
	2003	2002
Payroll and bonuses	$69,586	$67,821
Employee benefits and retirement obligations	44,105	48,198
Workers' compensation	15,090	12,206
Payroll taxes	14,953	8,117

	$143,734	$136,342

        Included in employee benefits and retirement obligations is $36 million at December 31, 2003 and $42 million at December 31, 2002 related to a defined benefit retirement agreement for the Company's key executive. The amount of this obligation has been calculated in accordance with the current provisions of the employee's retirement agreement, which was initially entered into in 1985. The key assumptions used in this calculation include: expected retirement age, mortality, expected post retirement Consumer Price Index increases of 3.1% and 3.4%, and discount rates of 4.7% and 5.3% at December 31, 2003 and 2002, respectively.

Note G—Notes Payable and Other Indebtedness

        The Company issued promissory notes as well as other forms of indebtedness in connection with certain acquisitions and other payment obligations. These are due in varying installments, carry varying interest rates and, in aggregate, amounted to $2.4 million at December 31, 2003 and $2.5 million at December 31, 2002. At December 31, 2003, $2.2 million of the notes were collateralized by a standby letter of credit. The following table shows the schedule of maturities for notes payable and other indebtedness at December 31, 2003 (in thousands):

2004	$71
2005	77
2006	83
2007	89
2008	97
Thereafter	1,997

$2,414

        At December 31, 2003, the notes carried fixed rates and the weighted average interest rate for the above was approximately 8.6%, 8.5% and 8.2% for the years ended December 31, 2003, 2002 and 2001, respectively.

        The Company has an uncommitted letter of credit facility ("the facility") of up to $30.0 million, which is available to cover the issuance of debt support standby letters of credit. The Company had used $26.6 million in debt support standby letters of credit as of December 31, 2003 and $20.4 million as of December 31, 2002. There is a service fee of 1.0% on the used portion of the facility. The facility is subject to certain financial covenants and expires on August 31, 2004.

Note H—Income Taxes

        The provision (benefit) for income taxes for the years ended December 31, 2003, 2002 and 2001 consisted of the following (in thousands):

	Years Ended December 31,
	2003	2002	2001
Current:
Federal	$4,773	$(5,132)	$63,941
State	3,430	2,101	11,634
Foreign	2,141	3,793	11,021
Deferred:
Federal and state	(1,178)	567	(11,419)
Foreign	(3,841)	—	—

	$5,325	$1,329	$75,177

        Income (loss) before the provision for income taxes for the years ended December 31, 2003, 2002 and 2001 consisted of the following (in thousands):

	Years Ended December 31,
	2003	2002	2001
Domestic	$18,985	$(5,717)	$171,216
Foreign	(7,270)	9,214	25,068

	$11,715	$3,497	$196,284

        The income taxes shown above varied from the statutory federal income tax rates for these periods as follows:

	Years Ended December 31,
	2003	2002	2001
Federal U.S. income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	12.6	.8	3.4
Amortization of intangible assets	—	—	.5
Tax-free interest income	(2.8)	(12.4)	(.5)
Non-deductible expenses	(2.1)	22.5	.5
Non-U.S. income taxed at different rates, net of foreign tax credits	8.4	(2.6)	(.4)
Other, net	(5.6)	(5.3)	(.2)

Effective tax rate	45.5%	38.0%	38.3%

        The deferred portion of the tax provision consisted of the following (in thousands):

	Years Ended December 31,
	2003	2002	2001
Amortization of franchise rights	$731	$509	$(72)
Amortization of other intangibles	(3,493)	(2,087)	—
Accrued expenses, deducted for tax when paid	442	6,675	(9,475)
Capitalized costs for books, deducted for tax	4,489	6,069	9,388
Depreciation	(4,290)	(7,627)	(12,254)
Other, net	(2,898)	(2,972)	994

	$(5,019)	$567	$(11,419)

        The deferred income tax amounts included on the Consolidated Statements of Financial Position are comprised of the following (in thousands):

	December 31,
	2003	2002
Current deferred income tax assets, net	$27,102	$28,893
Long-term deferred income tax assets, net	11,401	4,591

	$38,503	$33,484

        The components of the deferred income tax amounts at December 31, 2003 and 2002 were as follows (in thousands):

	December 31,
	2003	2002
Amortization of intangible assets	$(10,186)	$(12,949)
Accrued expenses, deducted for tax when paid	14,436	17,998
Property and equipment basis differences	25,393	21,103
Provision for bad debts	3,215	4,644
Other, net	9,791	4,577
Net operating loss carryforward—valuation allowance	(4,146)	(1,889)

	$38,503	$33,484

        The Company has net operating loss carryforwards in a number of states. The tax benefit of these net operating losses is $6.1 million. These state net operating loss carryforwards expire in 2007 and later. The Company has net operating loss carryforwards in foreign countries, with a related foreign tax credit of $4.0 million which expires in 2007 and later. Accrued expenses, deducted for tax when paid include approximately $4.5 million related to 2003 property and equipment additions.

        The Company has not provided deferred income taxes or foreign withholding taxes on $25.9 million and $28.5 million of undistributed earnings of its non-U.S. subsidiaries as of December 31, 2003 and 2002, respectively, since the Company intends to reinvest these earnings indefinitely.

Note I—Commitments and Contingencies

        Rental expense, primarily for office premises, amounted to $72.2 million, $69.7 million and $62.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. The approximate minimum rental commitments for 2004 and thereafter under non-cancelable leases in effect at December 31, 2003 were as follows (in thousands):

2004	$62,539
2005	57,017
2006	47,089
2007	37,303
2008	28,479
Thereafter	62,949

$295,376

        The Company is involved in a number of lawsuits arising in the ordinary course of business. While management does not expect any of these matters to have a material adverse effect on the Company's results of operations, financial position or cash flows, litigation is subject to certain inherent uncertainties.

        In connection with the formation of Protiviti, the Company became the guarantor of certain employee notes totaling $3.0 million at December 31, 2003.

Note J—Stockholders' Equity

        Stock Repurchase Program.    As of December 31, 2003, the Company's Board of Directors has authorized the repurchase, from time to time, of up to 9.6 million additional shares of the Company's common stock on the open market or in privately negotiated transactions, depending on market conditions. During the year ended December 31, 2003, the Company repurchased approximately 1.6 million shares on the open market for a total cost of $24.6 million. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes. During the year ended December 31, 2003, such repurchases totaled approximately 0.5 million shares at a cost of $7.8 million.

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

        The Company accounts for these plans under APB 25. Therefore, the intrinsic value of the options is used to record compensation expense and, as a result, no compensation expense has been recognized for its stock option plans. As required by SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure, calculations of pro forma net income and net income per share, computed in accordance with the method prescribed by SFAS 123, are set forth in Note A to the Consolidated Financial Statements.

        The following table reflects activity under all stock plans from December 31, 2000 through December 31, 2003, and the weighted average exercise prices (in thousands, except per share amounts):

		Stock Option Plans
	Restricted Stock Plans	Number of Shares	Weighted Average Price Per Share
Outstanding, December 31, 2000	4,881	25,836	$13.60
Granted	1,083	6,889	$22.45
Exercised	—	(3,113)	$11.82
Restrictions lapsed	(1,643)	—	—
Forfeited	(270)	(2,875)	$19.16

Outstanding, December 31, 2001	4,051	26,737	$15.80
Granted	1,069	6,683	$20.24
Exercised	—	(2,686)	$16.96
Restrictions lapsed	(1,286)	—	—
Forfeited	(332)	(1,668)	$21.13

Outstanding, December 31, 2002	3,502	29,066	$16.38
Granted	1,015	3,680	$19.40
Exercised	—	(2,019)	$15.64
Restrictions lapsed	(1,139)	—	—
Forfeited	(118)	(1,540)	$20.53

Outstanding, December 31, 2003	3,260	29,187	$16.57

        The following table summarizes information about options outstanding as of December 31, 2003 (in thousands, except number of years and per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2003	Weighted Average Exercise Price
$2.71 to $10.41	6,046	2.81	$7.64	6,046	$7.64
$11.21 to $16.11	6,913	6.02	$13.62	4,740	$12.89
$16.28 to $19.95	6,199	6.37	$18.40	4,054	$18.79
$19.97 to $22.56	7,107	6.77	$21.80	3,958	$21.87
$22.70 to $34.75	2,922	7.98	$25.43	976	$26.52

	29,187	5.81	$16.57	19,774	$14.96

        At December 31, 2003, the total number of available shares to grant under the plans (consisting of either restricted stock or options) was 6.3 million. Of the 29.2 million options outstanding at December 31, 2003, 19.8 million options were exercisable with a weighted average exercise price of $14.96, and 9.4 million options were not exercisable with a weighted average exercise price of $19.94.

Note L—Net Income Per Share

        The calculation of net income per share for the three years ended December 31, 2003 is reflected in the following table (in thousands, except per share amounts):

	Years Ended December 31,
	2003	2002	2001
Net Income	$6,390	$2,168	$121,107
Basic:
Weighted average shares	168,719	172,484	174,489

Diluted:
Weighted average shares	168,719	172,484	174,489
Common stock equivalents—stock options	4,456	5,307	7,000

Diluted shares	173,175	177,791	181,489

Net Income Per Share:
Basic	$.04	$.01	$.69
Diluted	$.04	$.01	$.67

        The weighted average diluted common shares outstanding for the year ended December 31, 2003 excludes the dilutive effect of approximately 11.8 million options, since such options have an exercise price in excess of the 2003 average market value of the Company's common stock. Had such options been included, the dilutive effect would have been calculated using the treasury method.

Note M—Business Segments

        The Company, which defines its segments based on the nature of services, has three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. The temporary and consultant segment provides specialized staffing in the accounting and finance, administrative and office, information technology, legal, advertising, marketing and web design fields. The permanent placement segment provides full-time personnel in the accounting, finance, administrative and office, and information technology fields. The risk consulting segment provides business and technology risk consulting and internal audit services.

        The accounting policies of the segments are set forth in Note A—Summary of Significant Accounting Policies. The Company evaluates performance based on income or loss from operations before interest income, intangible amortization expense, and income taxes.

        The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results (in thousands):

	Years Ended December 31,
	2003	2002	2001
Net service revenues
Temporary and consultant staffing	$1,746,852	$1,763,218	$2,264,162
Permanent placement staffing	94,840	100,029	188,688
Risk consulting and internal audit services	133,299	41,704	—

	$1,974,991	$1,904,951	$2,452,850

Operating income (loss)
Temporary and consultant staffing	$38,259	$47,404	$172,763
Permanent placement staffing	2,559	(6,852)	20,337
Risk consulting and internal audit services	(21,429)	(35,359)	—

	19,389	5,193	193,100
Amortization of intangible assets	10,277	6,281	5,335
Interest income, net	(2,603)	(4,585)	(8,519)

Income before income taxes	$11,715	$3,497	$196,284

        The Company does not report total assets by segment. The following table represents identifiable assets by business segment (in thousands):

	December 31,
	2003	2002
Accounts receivable
Temporary and consultant staffing	$209,521	$210,901
Permanent placement staffing	17,596	15,675
Risk consulting and internal audit services	28,839	11,723

	$255,956	$238,299

        The Company operates internationally, with operations in the United States, Canada, Europe, Asia, Australia, and New Zealand. The following tables represent revenues and long-lived assets by geographic location (in thousands):

	Years Ended December 31,
	2003	2002	2001
Net service revenues
Domestic	$1,622,071	$1,573,152	$2,089,222
Foreign	352,920	331,799	363,628

	$1,974,991	$1,904,951	$2,452,850

	December 31,
	2003	2002
Assets, long-lived
Domestic	$248,787	$267,444
Foreign	26,840	25,055

	$275,627	$292,499

Note N—Quarterly Financial Data (Unaudited)

        The following tabulation shows certain quarterly financial data for 2003 and 2002 (in thousands, except per share amounts):

	Quarter
2003								Year Ended December 31,
	1	2		3		4
Net service revenues	$473,228		$482,962		$501,137		$517,664		$1,974,991
Gross margin	$169,652		$177,375		$187,111		$192,600		$726,738
Income (loss) before income taxes	$(5,250)		$204		$8,813		$7,948		$11,715
Net income (loss)	$(3,439)		$134		$4,847		$4,848		$6,390
Basic net income (loss) per share	$(.02)	$	..00	$	..03	$	..03	$	..04
Diluted net income (loss) per share	$(.02)		$.00		$.03		$.03		$.04
	Quarter
2002							Year Ended December 31,
	1		2		3	4
Net service revenues		$468,471		$473,121	$484,778	$478,581		$1,904,951
Gross margin		$184,901		$183,118	$175,436	$171,280		$714,735
Income (loss) before income taxes		$14,697		$5,153	$(4,954)	$(11,399)		$3,497
Net income (loss)		$9,112		$3,195	$(3,072)	$(7,067)		$2,168
Basic net income (loss) per share	$	..05	$	..02	$(.02)	$(.04)	$	..01
Diluted net income (loss) per share		$.05		$.02	$(.02)	$(.04)		$.01

REPORT OF INDEPENDENT AUDITORS

         To the Board of Directors and Stockholders
of Robert Half International Inc.:

        In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Robert Half International Inc. and its subsidiaries (the "Company") at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2001 and for the year then ended were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 18, 2002.

        As further described in Note D to the financial statements, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", became effective for calendar year filing companies on January 1, 2002. As a result, the Company ceased amortizing goodwill as of January 1, 2002 and as required by SFAS 142, amended its footnote disclosure to provide comparative pro forma information for the year ended December 31, 2001. As discussed above, the financial statements of the Company as of December 31, 2001, and for the year then ended, were audited by other independent accountants who have ceased operations. We audited the pro forma disclosures described in Note D. In our opinion, the pro forma disclosures for 2001 in Note D are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP

San Francisco, California
January 27, 2004

        This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Robert Half International Inc.'s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion. This audit report was issued before the Company's adoption of SFAS 142 on January 1, 2002.

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

Item 9A. Controls and Procedures

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

        There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 that occurred during the Company's fourth fiscal quarter that has materially affected, or its reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

        Except as provided below in this Part III, the information required by Items 10 through 14 of Part III is incorporated by reference from Item 1 of this Report and from the registrant's Proxy Statement, under the captions "Nomination and Election of Directors," "Beneficial Stock Ownership," "Compensation of Directors," "Compensation of Executive Officers," "Independent Public Accountants," and "Section 16(a) Beneficial Ownership Reporting Compliance" which Proxy Statement will be mailed to stockholders in connection with the registrant's annual meeting of stockholders which is scheduled to be held in May 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights A	Weighted average exercise price of outstanding options, warrants and rights B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by security holders	13,831,218	$14.57	3,554,727(b)(c)
Equity compensation plans not approved by security holders(a)	15,355,688	$18.37	6,323,434(d)
Total	29,186,906	$16.57	9,878,161

(a)
These plans, by their terms, expressly prohibit any grants to directors or executive officers.

(b)
The Outside Directors' Option Plan, which has been approved by stockholders, provides for the automatic grant of an option to each outside director on the date of each Annual Meeting of Stockholders. The grant is 30,000 shares for new directors and 24,000 shares for continuing directors. The plan terminates on May 1, 2006. The table reflects the number of shares expected to be granted in 2004.

(c)
The Equity Incentive Plan, which has been approved by stockholders, makes available for stock option or restricted stock grants that number of shares that is equal to 2% of the outstanding shares of Common Stock as of January 1 of that year. The aggregate authorization during any year may be granted in any combination of stock option or restricted stock grants. Any unused portion of an annual authorization expires at the end of the year. Grants may not be made under such plan subsequent to December 31, 2005. The table reflects the number of shares authorized for grant in 2004.

(d)
Includes 227,385 shares that may be issued in the form of restricted stock grants pursuant to the Restricted Stock Plan for Field Employees, which plan is described below.

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

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
1.    Financial Statements

        The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

    Consolidated statements of financial position at December 31, 2003 and 2002.

    Consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001.

    Consolidated statements of stockholders' equity for the years ended December 31, 2003, 2002 and 2001.

    Consolidated statements of cash flows for the years ended December 31, 2003, 2002 and 2001.

    Notes to consolidated financial statements.

  Report of independent public accountants.

  Selected quarterly financial data for the years ended December 31, 2003 and 2002 are set forth in Note N—Quarterly Financial Data (Unaudited) included in Item 8 of this report.

2.    Financial Statement Schedules

    Schedule II—Valuation and Qualifying Accounts

    Schedules I, III, IV and V have been omitted as they are not applicable.

3.    Exhibits
Exhibit No.	Exhibit

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.
3.2	By-Laws.
4.1	Restated Certificate of Incorporation of Registrant (filed as Exhibit 3.1).
*10.1	Form of Power of Attorney and Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.

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
*10.4
Restated Retirement Agreement, as amended, between the Registrant and Harold M. Messmer, Jr. Amendment No. 2 is filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The original Restated Retirement Agreement and Amendment No. 1 are incorporated by reference to (i) Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and (ii) Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
*10.5	Excise Tax Restoration Agreement dated November 5, 1996, incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
*10.6	Outside Directors' Option Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.
*10.7	Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
*10.8	Deferred Compensation Plan, incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
*10.9	Annual Performance Bonus Plan, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.
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
*10.17	Senior Executive Retirement Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal quarter ended June 30, 2003.
*10.18
Collateral Assignment of Split Dollar Insurance Agreement. Amendment No. 1 is filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The original Collateral Assignment of Split Dollar Issuance Agreement is incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
*10.19	Form of Part-Time Employment Agreement, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
*10.20	StockPlus Plan, incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
*10.21	Restricted Stock Plan for Field Employees, incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
*10.22	Stock Option Plan for Field Employees, incorporated by reference to Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
16	Letter re Change in Certifying Accountant, incorporated by reference to Exhibit 16 to Registrant's Current Report on Form 8-K dated April 24, 2002.
21	Subsidiaries of the Registrant.
23.1	Accountant's Consent.

23.2	Notice Regarding Consent of Former Accountants.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Rule 1350 Certification of Chief Executive Officer.
32.2	Rule 1350 Certification of Chief Financial Officer.

*
Management contract or compensatory plan.

(b)
Reports on Form 8-K

    The Registrant filed the following report on Form 8-K during the fiscal quarter ending December 31, 2003:

Date	Items
October 16, 2003	Item 7. Financial Statements and Exhibits.
Item 12. Results of Operations and Financial Condition.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)
Date: March 5, 2004	By:	/s/ M. KEITH WADDELL M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 5, 2004	By:	/s/ HAROLD M. MESSMER, JR. Harold M. Messmer, Jr. Chairman of the Board, Chief Executive Officer, and a Director (Principal Executive Officer)
Date: March 5, 2004	By:	/s/ ANDREW S. BERWICK, JR. Andrew S. Berwick, Jr., Director
Date: March 5, 2004	By:	/s/ FREDERICK P. FURTH Frederick P. Furth, Director
Date: March 5, 2004	By:	/s/ EDWARD W. GIBBONS Edward W. Gibbons, Director
Date: March 5, 2004	By:	/s/ THOMAS J. RYAN Thomas J. Ryan, Director
Date: March 5, 2004	By:	/s/ J. STEPHEN SCHAUB J. Stephen Schaub, Director
Date: March 5, 2004	By:	/s/ M. KEITH WADDELL M. Keith Waddell Vice Chairman, President, Chief Financial Officer and a Director (Principal Financial Officer)
Date: March 5, 2004	By:	/s/ MICHAEL C. BUCKLEY Michael C. Buckley Vice President-Finance and Treasurer (Principal Accounting Officer)

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Robert Half International Inc.:

        Our audits of the consolidated financial statements referred to in our report dated January 27, 2004 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the data for the years ended December 31, 2003 and 2002 included in the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
January 27, 2004

S-1

Schedule II—Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Charged to Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2001
Allowance for doubtful accounts receivable	$17,207	12,432	15,276	$14,363
Year Ended December 31, 2002
Allowance for doubtful accounts receivable	$14,363	17,392	19,177	$12,578
Year Ended December 31, 2003
Allowance for doubtful accounts receivable	$12,578	11,900	10,870	$13,608

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
  Item 8. Financial Statements and Supplementary Data
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (in thousands, except share amounts)
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
  REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE
Schedule II—Valuation and Qualifying Accounts (in thousands)