Form 10-Q
period 2004-03-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2004-05-06
CIK 315213

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2004:

171,592,510 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$368,469	$376,523
Accounts receivable, less allowances of $13,212 and $13,608	284,202	242,348
Deferred income taxes and other current assets	77,132	79,748

Total current assets	729,803	698,619
Goodwill and other intangible assets, net	164,580	162,508
Property and equipment, net	108,217	113,119
Deferred and other income taxes	6,438	5,657

Total assets	$1,009,038	$979,903

LIABILITIES
Accounts payable and accrued expenses	$49,971	$45,094
Accrued payroll costs and retirement obligations	170,157	143,734
Current portion of notes payable and other indebtedness	72	71

Total current liabilities	220,200	188,899
Notes payable and other indebtedness, less current portion	2,324	2,343

Total liabilities	222,524	191,242

Commitments and Contingencies (Note F)
STOCKHOLDERS' EQUITY
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 171,056,478 and 171,775,743 shares	171	172
Capital surplus	604,699	595,051
Deferred compensation	(43,105)	(47,408)
Accumulated other comprehensive income	19,904	20,018
Retained earnings	204,845	220,828

Total stockholders' equity	786,514	788,661

Total liabilities and stockholders' equity	$1,009,038	$979,903

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2004		2003
	(Unaudited)
Net service revenues		$572,282	$473,228
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for temporary and risk consulting employees		356,255	303,576

Gross margin		216,027	169,652
Selling, general and administrative expenses		191,131	172,908
Amortization of intangible assets		89	2,775
Interest income, net		(634)	(781)

Income (loss) before income taxes		25,441	(5,250)
Provision (benefit) for income taxes		10,025	(1,811)

Net income (loss)		$15,416	$(3,439)

Basic net income (loss) per share	$	..09	$(.02)
Diluted net income (loss) per share		$.09	$(.02)

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
COMMON STOCK—SHARES:
Balance at beginning of period	171,776	170,909
Issuances (forfeitures) of restricted stock	70	(5)
Repurchases of common stock	(1,415)	(1,483)
Exercises of stock options	625	283

Balance at end of period	171,056	169,704

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$172	$171
Issuances of restricted stock	—	—
Repurchases of common stock	(2)	(1)
Exercises of stock options	1	—

Balance at end of period	$171	$170

CAPITAL SURPLUS:
Balance at beginning of period	$595,051	$543,457
Issuances (forfeitures) of restricted stock—excess over par value	887	(1,799)
Exercises of stock options—excess over par value	6,747	1,943
Tax impact of equity incentive plans	2,014	(2,453)

Balance at end of period	$604,699	$541,148

DEFERRED COMPENSATION:
Balance at beginning of period	$(47,408)	$(46,311)
Forfeitures (issuances) of restricted stock	(887)	1,799
Amortization of deferred compensation	5,190	5,817

Balance at end of period	$(43,105)	$(38,695)

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$20,018	$846
Translation adjustments	(114)	2,822

Balance at end of period	$19,904	$3,668

RETAINED EARNINGS:
Balance at beginning of period	$220,828	$246,803
Repurchases of common stock—excess over par value	(31,399)	(21,295)
Net income (loss)	15,416	(3,439)

Balance at end of period	$204,845	$222,069

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$15,416	$(3,439)
Translation adjustments	(114)	2,822

Total comprehensive income (loss)	$15,302	$(617)

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,416	$(3,439)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	89	2,775
Amortization of deferred compensation	5,190	5,817
Depreciation expense	13,113	13,762
Provision for deferred income taxes	4,157	2,680
Tax impact of equity incentive plans	2,014	(2,453)
Provision for doubtful accounts	1,158	2,793
Changes in assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(42,859)	(789)
Increase in accounts payable, accrued expenses and accrued payroll costs	29,086	9,492
Change in other assets, net of change in other liabilities	(2,247)	(7,364)

Net cash flows provided by operating activities	25,117	23,274

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of goodwill and other intangible assets and other assets	—	(5,091)
Capital expenditures	(8,601)	(11,010)
Deposits to trusts for employee benefits and retirement plans	565	871

Net cash flows used in investing activities	(8,036)	(15,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(31,401)	(22,259)
Principal payments on notes payable and other indebtedness	(18)	(16)
Proceeds from exercises of stock options	6,748	1,943

Net cash flows used in financing activities	(24,671)	(20,332)

Effect of exchange rate changes on cash and cash equivalents	(464)	1,819

Net decrease in cash and cash equivalents	(8,054)	(10,469)
Cash and cash equivalents at beginning of period	376,523	316,927

Cash and cash equivalents at end of period	$368,469	$306,458

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$120	$105
Income taxes, net of refunds	$8,103	$815
Purchase of goodwill and other intangible assets and other assets:
Assets acquired
Goodwill and other intangible assets	$—	$5,059
Other	—	39
Liabilities incurred
Other	—	(7)

Cash paid, net of cash acquired	$—	$5,091

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

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

        Basis of Presentation.    The unaudited Condensed Consolidated Financial Statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the rules of the Securities and Exchange Commission for interim financial information. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2003, included in the annual report on Form 10-K. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for a full year.

        Principles of Consolidation.    The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany balances have been eliminated. Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

        Use of Estimates.    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of March 31, 2004, such estimates included allowances for uncollectible accounts receivable, workers' compensation losses, income and other taxes, and certain employee retirement plans.

        Revenue Recognition.    The Company derives its revenues from three segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. Net service revenues as presented on the unaudited Condensed Consolidated Statements of Operations represent services rendered to customers less sales adjustments and allowances. The Company records revenue gross as a principal versus net as an agent in the presentation of revenues and expenses. The

Company has concluded that gross reporting is appropriate because the Company (i) has the risk of identifying and hiring qualified employees, (ii) has the discretion to select the employees and establish their price and duties and (iii) bears the risk for services that are not fully paid for by customers.

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

        Intangible Assets.    Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), on January 1, 2002. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. The methods used for evaluating and measuring impairment of certain intangible assets have changed in accordance with the provisions of SFAS 142. The Company's annual goodwill impairment analysis will be performed during the second quarter. No events have occurred since the most recent goodwill impairment analysis which would require interim testing.

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

        Foreign Currency Translation.    The results of operations of the Company's foreign subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company's foreign subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive income within Stockholders' Equity. Gains and losses resulting from foreign currency transactions are included in the unaudited Condensed Consolidated Statements of Operations, and have not been material for all periods presented.

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

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Net Income (Loss)
As reported	$15,416	$(3,439)
Stock-based employee compensation expense, net of income tax effects	4,537	5,811

Pro forma	$10,879	$(9,250)

Net Income (Loss) Per Share
Basic
As reported	$.09	$(.02)
Pro forma	$.06	$(.05)
Diluted
As reported	$.09	$(.02)
Pro forma	$.06	$(.05)

        The fair value of each option is estimated, as of the grant date, using the Black-Scholes option pricing model with the following assumptions used for grants in 2004 and 2003: no dividend yield for any year; expected volatility of 51%; risk-free interest rates of 2.9% to 3.3%; and expected lives of 6.0 years.

        Property and Equipment.    Property and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the following useful lives:

Computer hardware	3 years
Computer software	2 to 5 years
Furniture and equipment	5 years
Leasehold improvements	Term of lease, 5 years maximum

        Internal-use Software.    The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. The Company capitalized approximately $1.9 million of internal-use software development costs for the three months ended March 31, 2004.

Note B—Deferred Income Taxes and Other Current Assets

        Deferred income taxes and other current assets consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
	(Unaudited)
Deferred income taxes	$22,198	$27,102
Deposits in trusts for employee benefits and retirement plans	30,673	31,238
Income taxes receivable	6,577	4,048
Other	17,684	17,360

	$77,132	$79,748

Note C—Goodwill and Other Intangible Assets, Net

        The following table sets forth the activity in goodwill and other intangible assets from December 31, 2003 through March 31, 2004 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balance as of December 31, 2003	$161,963	$545	$162,508
Translation adjustments	(39)	—	(39)
Increase in unamortized retirement costs	—	2,200	2,200

	161,924	2,745	164,669
Amortization of intangible assets	—	(89)	(89)

Balance as of March 31, 2004 (unaudited)	$161,924	$2,656	$164,580

        The estimated remaining amortization expense is $0.2 million for 2004, and $0.4 million thereafter.

Note D—Property and Equipment, Net

        Property and equipment consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
	(Unaudited)
Computer hardware	$97,911	$96,425
Computer software	160,811	155,523
Furniture and equipment	97,437	96,754
Leasehold improvements	61,819	61,294
Other	10,705	10,648

Property and equipment, cost	428,683	420,644
Accumulated depreciation	(320,466)	(307,525)

Property and equipment, net	$108,217	$113,119

Note E—Accrued Payroll Costs and Retirement Obligations

        Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
	(Unaudited)
Payroll and bonuses	$80,690	$69,586
Employee benefits and retirement obligations	46,838	44,105
Workers' compensation	16,483	15,090
Payroll taxes	26,146	14,953

	$170,157	$143,734

        Included in employee benefits and retirement obligations is $39 million at March 31, 2004 and $36 million at December 31, 2003 related to a defined benefit retirement agreement for the Company's key executive. The amount of this obligation has been calculated in accordance with the current provisions of the employee's retirement agreement, which was initially entered into in 1985. The key assumptions used in this calculation include: expected retirement age, mortality, expected post retirement Consumer Price Index increases of 2.8% and 3.1%, and discount rates of 4.1% and 4.7% at March 31, 2004 and December 31, 2003, respectively.

Note F—Commitments and Contingencies

        The Company is involved in a number of lawsuits arising in the ordinary course of business. While management does not expect any of these matters to have a material adverse effect on the Company's results of operations, financial position or cash flows, litigation is subject to certain inherent uncertainties.

        In connection with the formation of Protiviti, the Company became the guarantor of certain employee notes totaling $2.2 million at March 31, 2004.

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

Note H—Net Income (Loss) Per Share

        The calculation of net income (loss) per share for the three months ended March 31, 2004 and 2003 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Net Income (Loss)	$15,416	$(3,439)
Basic:
Weighted average shares	169,311	168,352

Diluted:
Weighted average shares	169,311	168,352
Common stock equivalents—stock options	5,460	—

Diluted shares	174,771	168,352

Net Income (Loss) Per Share:
Basic	$.09	$(.02)
Diluted	$.09	$(.02)

        The weighted average diluted common shares outstanding for the three months ended March 31, 2004 excludes the dilutive effect of approximately 2.3 million options, since such options have an exercise price in excess of the 2004 average market value of the Company's common stock. Had such options been included, the dilutive effect would have been calculated using the treasury method.

Note I—Business Segments

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

        The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results (in thousands):

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Net service revenues
Temporary and consultant staffing	$489,714	$426,780
Permanent placement staffing	28,858	22,340
Risk consulting and internal audit services	53,710	24,108

	$572,282	$473,228

Operating income (loss)
Temporary and consultant staffing	$18,999	$8,591
Permanent placement staffing	2,673	(629)
Risk consulting and internal audit services	3,224	(11,218)

	24,896	(3,256)
Amortization of intangible assets	89	2,775
Interest income, net	(634)	(781)

Income (loss) before income taxes	$25,441	$(5,250)

Note J—Subsequent Event

        On April 22, 2004, the Company announced a quarterly dividend of $.06 per share to be paid to all shareholders of record on May 25, 2004. The dividend will be paid on June 15, 2004.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain information contained in Management's Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the Company's future operating results or financial positions. These statements may be identified by words such as "estimate", "forecast", "project", "plan", "intend", "believe", "expect", "anticipate", or variations or negatives thereof or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. These risks and uncertainties include, but are not limited to, the following: changes in levels of unemployment and other economic conditions in the United States or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of qualified candidates for temporary employment or the Company's ability to attract qualified candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company's services, on the Company's ability to maintain its profit margins; the possibility of the Company incurring liability for its activities, including the activities of its temporary employees, or for events impacting its temporary employees on clients' premises; the success of the Company in attracting, training, and retaining qualified management personnel and other staff employees; and whether governments will impose additional regulations or licensing requirements on personnel services businesses in particular or on employer/employee relationships in general. With respect to Protiviti, other risks and uncertainties include the fact that future success will depend on its ability to retain employees and attract clients; significant costs and diversion of management time could be incurred in integrating key personnel into Protiviti; there can be no assurance that there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; failure to produce projected revenues could adversely affect financial results; and the Company could become involved in litigation relating to prior or current transactions or activities. Because long-term contracts are not a significant part of the Company's business, future results cannot be reliably predicted by considering past trends or extrapolating past results.

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

        Stock Option Plans.    The Company has a long history of issuing stock options to employees and directors as an integral part of its compensation programs. Accounting principles generally accepted in the United States of America allow alternative methods of accounting for these plans. The Company has chosen to account for its stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, the intrinsic value of the options is used to record compensation expense and, as a result, no compensation expense related to stock options is included in determining net income and net income per share in the unaudited Condensed Consolidated Financial Statements. As required by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosures, calculations of pro forma net income (loss) and net income (loss) per share, computed in accordance with the method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, are set forth in Note A to the unaudited Condensed Consolidated Financial Statements.

  Results of Operations for the Three Months Ended March 31, 2004 and 2003

        Temporary and consultant staffing services revenues were $490 million and $427 million for the three months ended March 31, 2004 and 2003, respectively, increasing by 15% during the three months ended March 31, 2004 compared to the same period in 2003. Permanent placement revenues were $29 million and $22 million for the three months ended March 31, 2004 and 2003, respectively, increasing by 29% during the three months ended March 31, 2004 compared to the same period in 2003. Improvement in the U.S. labor markets contributed to the increase in temporary and permanent staffing services revenues for the three months ended March 31, 2004. Risk consulting and internal audit services revenues were $54 million and $24 million for the three months ended March 31, 2004 and 2003, respectively, increasing by 123% during the three months ended March 31, 2004 compared to the same period in 2003. The 2004 increase in risk consulting and internal audit services revenues is primarily due to increased brand acceptance in the marketplace and expanding demand related to increased focus on internal accounting controls and other corporate governance requirements. We expect total Company revenues to continue to be impacted by general macroeconomic conditions in 2004.

        The Company's temporary and permanent staffing services business has more than 325 offices in 43 states, the District of Columbia and ten foreign countries, while Protiviti has more than 30 offices in 20 states and six foreign countries. Revenues from domestic operations represented 81% and 82% of revenues for the three months ended March 31, 2004 and 2003, respectively. Revenues from foreign operations represented 19% and 18% of revenues for the three months ended March 31, 2004 and 2003, respectively.

        Gross margin dollars from the Company's temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement staffing services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company's temporary and consultant staffing services were $171 million and $149 million for the three months ended March 31, 2004 and 2003, respectively, increasing by 15% during the three months ended March 31, 2004 compared to the same period in 2003. Gross margin amounts equaled 35% of revenues for temporary and consultant staffing services for both the three months ended March 31, 2004 and 2003. Gross margin dollars for the Company's permanent placement staffing division were $29 million and $22 million for the three months ended March 31, 2004 and 2003, respectively, increasing by 29% in 2004. Gross margin dollars for the Company's risk consulting and internal audit division were $16 million and negative $1 million for the three months ended March 31, 2004 and 2003, respectively. The 2004 improvement in risk consulting and internal audit services gross margin dollars is primarily the result of higher revenues and improved staff utilization.

        Selling, general and administrative expenses were $191 million in the three months ended March 31, 2004, compared to $173 million in the same period in 2003. Selling, general and administrative expenses as a percentage of revenues were 33% and 37% for the three months ended March 31, 2004 and 2003, respectively. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The lower 2004 selling, general and administrative expense percentage resulted primarily from leveraging fixed operating costs.

        For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. The Company adopted SFAS 142 on January 1, 2002, resulting in the discontinuance of the amortization of goodwill that was being amortized over 40 years. The methods used for evaluating and measuring impairment of certain intangible assets have changed in accordance with the provisions of SFAS 142. The Company's annual goodwill impairment analysis, which is not expected to have a material effect on the financial statements, will be performed in the second quarter. Net intangible assets, consisting primarily of goodwill, represented 16% of total assets and 21% of total stockholders' equity at March 31, 2004.

        Interest income for the three months ended March 31, 2004 and 2003 was $0.8 million and $0.9 million, respectively, while interest expense for the three months ended March 31, 2004 and 2003 was $0.2 million and $0.1 million, respectively.

        The provision for income taxes was 39% and 35% of income before taxes for the three months ended March 31, 2004 and 2003, respectively. The increase in 2004 is due primarily to the impact of losses in certain states and international locations where corresponding tax benefits are not being recognized.

  Liquidity and Capital Resources

        The change in the Company's liquidity during the three months ended March 31, 2004 is the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock, and principal payments on outstanding notes payable. As of March 31, 2004, the Company is authorized to repurchase, from time to time, up to 8.7 million additional shares of the Company's common stock on the open market or in privately negotiated transactions, depending on market conditions. During the three months ended March 31, 2004, the Company repurchased approximately 0.9 million shares of common stock on the open market for a total cost of $19.9 million. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes. During the three months ended March 31, 2004, such repurchases totaled approximately 0.5 million shares at a cost of $11.5 million. Repurchases of securities have been funded with cash generated from operations. For the three months ended March 31, 2004, the Company generated $25.1 million from operations, used $8.0 million in investing activities and used $24.7 million in financing activities. This is further enumerated in the unaudited Condensed Consolidated Statements of Cash Flows.

        The Company's working capital at March 31, 2004 included $368 million in cash and cash equivalents. The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company's fixed payments, and other obligations on both a short- and long-term basis. In connection with the formation of Protiviti, the Company became the guarantor of certain former Andersen partners' capital notes, which totaled approximately $2.2 million at March 31, 2004.

        On April 22, 2004, the Company announced a quarterly dividend of $.06 per share to be paid to all shareholders of record on May 25, 2004. The dividend will be paid on June 15, 2004.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to the impact of foreign currency fluctuations. The Company's exposure to foreign currency exchange rates relates primarily to the Company's foreign subsidiaries. Exchange rates impact the U.S. dollar value of the Company's reported earnings, investments in its foreign subsidiaries, and the intercompany transactions with its foreign subsidiaries.

        For the three months ended March 31, 2004, approximately 19% of the Company's revenues were generated outside of the United States. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar have an impact on the Company's reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company's non-U.S. markets, the Company's reported results vary.

        Fluctuations in currency exchange rates impact the U.S. dollar amount of the Company's stockholders' equity. The assets and liabilities of the Company's non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at year-end. The resulting translation adjustments are recorded in stockholders' equity as a component of accumulated other comprehensive income.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        None

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans(c)
January 1, 2004 to January 31, 2004	254,689	(a)	$23.68	—	9,580,082
February 1, 2004 to February 29, 2004	598,517	(b)	$22.21	358,100	9,221,982
March 1, 2004 to March 31, 2004	561,000		$21.48	561,000	8,660,982

(a)
Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(b)
Includes 240,417 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(c)
In October 1997, the Company's Board of Directors authorized the repurchase, from time to time, of the Company's common stock on the open market or in privately negotiated transactions, depending on market conditions. Since plan inception a total of 38,000,000 shares have been authorized for repurchase, of which 29,339,018 shares have been repurchased as of March 31, 2004.

Item 3.    Defaults upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 5.    Other Information

        None

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits.

10.1	Fifteenth Amendment to Employment Agreement between the registrant and Harold M. Messmer, Jr. The original Employment Agreement and the first fourteen amendments thereto are incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
(b)
The registrant filed the following current report on Form 8-K during the quarter covered by this report:

Date	Items
January 27, 2004	Item 7.	Financial Statements and Exhibits.
	Item 12.	Results of Operations and Financial Condition.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)
/s/ M. KEITH WADDELL M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: May 6, 2004

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (in thousands, except share amounts)
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2004 (Unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES