Form 10-Q
period 2004-06-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2004-08-05
CIK 315213

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Registrant’s telephone number, including area code: (650) 234-6000

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2004:

172,303,739 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$419,507	$376,523
Accounts receivable, less allowances of $13,236 and $13,608	321,724	242,348
Deferred income taxes and other current assets	78,934	79,748

Total current assets	820,165	698,619
Goodwill and other intangible assets, net	163,598	162,508
Property and equipment, net	100,827	113,119
Deferred income taxes	14,087	11,401

Total assets	$1,098,677	$985,647

LIABILITIES
Accounts payable and accrued expenses	$57,964	$45,094
Accrued payroll costs and retirement obligations	182,366	140,635
Income taxes payable	11,558	—
Current portion of notes payable and other indebtedness	74	71

Total current liabilities	251,962	185,800
Notes payable and other indebtedness, less current portion	2,305	2,343
Other liabilities	8,770	8,843

Total liabilities	263,037	196,986

Commitments and Contingencies (Note F)

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 172,285,937 and 171,775,743 shares	172	172
Capital surplus	636,177	595,051
Deferred compensation	(42,752)	(47,408)
Accumulated other comprehensive income	17,112	20,018
Retained earnings	224,931	220,828

Total stockholders’ equity	835,640	788,661

Total liabilities and stockholders’ equity	$1,098,677	$985,647

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)

Net service revenues	$641,230	$482,962	$1,213,512	$956,190
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for temporary and risk consulting employees	386,598	305,587	742,853	609,163

Gross margin	254,632	177,375	470,659	347,027
Selling, general and administrative expenses	198,977	175,002	390,108	347,910
Amortization of intangible assets	738	2,759	827	5,534
Interest income, net	(744)	(590)	(1,378)	(1,371)

Income (loss) before income taxes	55,661	204	81,102	(5,046)
Provision (benefit) for income taxes	23,220	70	33,245	(1,741)

Net income (loss)	$32,441	$134	$47,857	$(3,305)

Basic net income (loss) per share	$.19	$.00	$.28	$(.02)
Diluted net income (loss) per share	$.18	$.00	$.27	$(.02)

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Six Months Ended June 30,
	2004	2003
	(Unaudited)
COMMON STOCK—SHARES:
Balance at beginning of period	171,776	170,909
Issuances (forfeitures) of restricted stock	71	(9)
Repurchases of common stock	(1,487)	(1,654)
Exercises of stock options	1,926	923

Balance at end of period	172,286	170,169

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$172	$171
Issuances of restricted stock	—	—
Repurchases of common stock	(2)	(2)
Exercises of stock options	2	1

Balance at end of period	$172	$170

CAPITAL SURPLUS:
Balance at beginning of period	$595,051	$543,457
Issuances of restricted stock—excess over par value	5,844	1,676
Exercises of stock options—excess over par value	27,398	8,807
Tax impact of equity incentive plans	7,884	(1,504)

Balance at end of period	$636,177	$552,436

DEFERRED COMPENSATION:
Balance at beginning of period	$(47,408)	$(46,311)
Issuances of restricted stock	(5,844)	(1,676)
Amortization of deferred compensation	10,500	11,542

Balance at end of period	$(42,752)	$(36,445)

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$20,018	$846
Translation adjustments	(2,906)	9,521

Balance at end of period	$17,112	$10,367

RETAINED EARNINGS:
Balance at beginning of period	$220,828	$246,803
Repurchases of common stock—excess over par value	(33,430)	(24,528)
Cash dividends ($.06 per share)	(10,324)	—
Net income (loss)	47,857	(3,305)

Balance at end of period	$224,931	$218,970

COMPREHENSIVE INCOME:
Net income (loss)	$47,857	$(3,305)
Translation adjustments	(2,906)	9,521

Total comprehensive income	$44,951	$6,216

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2004	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$47,857	$(3,305)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	827	5,534
Amortization of deferred compensation	10,500	11,542
Depreciation expense	24,642	27,503
Provision for deferred income taxes	(907)	1,777
Tax impact of equity incentive plans	7,884	(1,504)
Provision for doubtful accounts	2,739	5,859
Changes in assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(82,934)	(3,572)
Increase in accounts payable, accrued expenses and accrued payroll costs	53,803	9,571
Increase in income taxes payable	10,873	—
Change in other assets, net of change in other liabilities	234	(6,816)

Net cash flows provided by operating activities	75,518	46,589

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of goodwill and other intangible assets and other assets	(1,112)	(5,084)
Increase in other non-current assets	—	(13,000)
Capital expenditures	(13,200)	(19,611)
Deposits to trusts for employee benefits and retirement plans	209	(358)

Net cash flows used in investing activities	(14,103)	(38,053)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(33,432)	(22,307)
Cash dividends paid	(10,324)	—
Principal payments on notes payable and other indebtedness	(35)	(33)
Proceeds from exercises of stock options	27,400	8,808

Net cash flows used in financing activities	(16,391)	(13,532)

Effect of exchange rate changes on cash and cash equivalents	(2,040)	5,743

Net increase in cash and cash equivalents	42,984	747
Cash and cash equivalents at beginning of period	376,523	316,927

Cash and cash equivalents at end of period	$419,507	$317,674

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$239	$209
Income taxes, net of refunds	$13,208	$2,145
Purchase of goodwill and other intangible assets and other assets:
Assets acquired
Goodwill and other intangible assets	$1,112	$5,052
Other	—	39
Liabilities incurred
Other	—	(7)

Cash paid, net of cash acquired	$1,112	$5,084

Non-cash items:
Stock repurchases awaiting settlement	$—	$3,186

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

Note A—Summary of Significant Accounting Policies

Nature of Operations. Robert Half International Inc. (the “Company”) provides specialized staffing and risk consulting services through such divisions as Accountemps®, Robert Half® Finance & Accounting, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group®, and Protiviti®. The Company, through its Accountemps, Robert Half Finance & Accounting, and Robert Half Management Resources divisions, is the world’s largest specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OfficeTeam specializes in highly skilled temporary administrative support personnel. Robert Half Technology provides information technology professionals. Robert Half Legal provides temporary, project, and full-time staffing of attorneys and specialized support personnel within law firms and corporate legal departments. The Creative Group provides project staffing in the advertising, marketing, and web design fields. Protiviti began operations on May 24, 2002, and provides business and technology risk consulting and internal audit services. Protiviti, which primarily employs risk consulting and internal audit professionals formerly associated with major accounting firms, is a wholly-owned subsidiary of the Company. Revenues are predominantly derived from specialized staffing services. The Company operates in the United States, Canada, Europe, Asia, Australia and New Zealand. The Company is a Delaware corporation.

Basis of Presentation. The unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission for interim financial information. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2003, included in the annual report on Form 10-K. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for a full year.

Principles of Consolidation. The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany balances have been eliminated. Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of June 30, 2004, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, income and other taxes, and certain employee retirement plans.

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Unaudited)

appropriate because the Company (i) has the risk of identifying and hiring qualified employees, (ii) has the discretion to select the employees and establish their price and duties and (iii) bears the risk for services that are not fully paid for by customers.

Temporary and consultant staffing revenues—Temporary and consultant staffing revenues are recognized when the services are rendered by the Company’s temporary employees. Temporary employees placed by the Company are the Company’s legal employees while they are working on assignments. The Company pays all related costs of employment, including workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company assumes the risk of acceptability of its employees to its customers.

Permanent placement staffing revenues—Permanent placement staffing revenues are recognized when employment candidates accept offers of permanent employment. The Company has a substantial history of estimating the effect of permanent placement candidates who do not remain with its clients through the 90-day guarantee period. Allowances are established to estimate these losses. Fees to clients are generally calculated as a percentage of the new employee’s annual compensation. No fees for permanent placement services are charged to employment candidates.

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

Costs of Services. Direct costs of staffing services consist of payroll, payroll taxes and insurance costs for the Company’s temporary employees. There are no direct costs associated with permanent placement staffing services. Risk consulting and internal audit costs of services include professional staff payroll, payroll taxes and insurance costs, as well as reimbursable expenses.

Advertising Costs. The Company expenses all advertising costs as incurred.

Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity at the date of purchase of three months or less as cash equivalents.

Intangible Assets. Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), on January 1, 2002. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. The methods used for evaluating and measuring impairment of certain intangible assets have changed in accordance with the provisions of SFAS 142. The Company completed its annual goodwill impairment analysis during the period ended June 30, 2004 and determined that no adjustment to the carrying value of goodwill was required.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Unaudited)

Income Tax Assets and Liabilities. In establishing its deferred income tax assets and liabilities, the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to its operations. The Company records deferred tax assets and liabilities and evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. The likelihood of a material change in the Company’s expected realization of these assets is dependent on future taxable income, its ability to use foreign tax credit carryforwards and carrybacks, final U.S. and foreign tax settlements, and the effectiveness of its tax planning strategies in the various relevant jurisdictions.

Foreign Currency Translation. The results of operations of the Company’s foreign subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company’s foreign subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive income within Stockholders’ Equity. Gains and losses resulting from foreign currency transactions are included in the unaudited Condensed Consolidated Statements of Operations, and have not been material for all periods presented.

Stock Option Plans. The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, the intrinsic value of the options is used to record compensation expense and, as a result, no compensation expense related to stock options is included in determining net income (loss) and net income (loss) per share in the Financial Statements. Restricted stock grants are accounted for in accordance with APB 25, which mandates that restricted stock grants with performance conditions are calculated using the intrinsic value. Had compensation expense for the stock options and performance-based restricted stock granted been based on the estimated fair value at the award dates, as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company’s pro forma net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net Income (Loss)
As reported	$32,441	$134	$47,857	$(3,305)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	3,239	3,492	6,405	7,041
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,775)	(9,135)	(13,874)	(17,039)

Pro forma	$28,905	$(5,509)	$40,388	$(13,303)

Net Income (Loss) Per Share
Basic
As reported	$.19	$.00	$.28	$(.02)
Pro forma	$.17	$(.03)	$.24	$(.08)
Diluted
As reported	$.18	$.00	$.27	$(.02)
Pro forma	$.17	$(.03)	$.23	$(.08)

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Unaudited)

The fair value of each option is estimated, as of the grant date, using the Black-Scholes option pricing model with the following assumptions used for grants in 2004 and 2003: dividend of $.06 for grants made during the three months ended June 30, 2004, and no dividend for grants made in prior periods; expected volatility of 51%; risk-free interest rates of 2.3% to 3.9%; and expected lives of 6.0 years.

Property and Equipment. Property and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the following useful lives:

Computer hardware	3 years
Computer software	2 to 5 years
Furniture and equipment	5 years
Leasehold improvements	Term of lease, 5 years maximum

Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. The Company capitalized approximately $3.3 million and $5.6 million of internal-use software development costs for the six months ended June 30, 2004 and 2003, respectively.

Note B—Deferred Income Taxes and Other Current Assets

Deferred income taxes and other current assets consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
	(Unaudited)
Deferred income taxes	$25,323	$27,102
Deposits in trusts for employee benefits and retirement plans	31,029	31,238
Income taxes receivable	—	4,048
Other	22,582	17,360

	$78,934	$79,748

Note C—Goodwill and Other Intangible Assets, Net

The following table sets forth the activity in goodwill and other intangible assets from December 31, 2003 through June 30, 2004 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balance as of December 31, 2003	$161,963	$545	$162,508
Purchase of intangible assets	412	700	1,112
Translation adjustments	(162)	—	(162)
Increase in unamortized retirement costs	—	967	967

	162,213	2,212	164,425

Amortization of intangible assets	—	(827)	(827)

Balance as of June 30, 2004 (unaudited)	$162,213	$1,385	$163,598

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Unaudited)

The estimated remaining amortization expense is $0.2 million for 2004, and $0.4 million thereafter.

Note D—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
	(Unaudited)
Computer hardware	$99,785	$96,425
Computer software	162,400	155,523
Furniture and equipment	95,058	96,754
Leasehold improvements	63,776	61,294
Other	10,715	10,648

Property and equipment, cost	431,734	420,644
Accumulated depreciation	(330,907)	(307,525)

Property and equipment, net	$100,827	$113,119

Note E—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
	(Unaudited)
Payroll and benefits	$98,913	$61,121
Employee retirement obligations	43,091	41,006
Workers’ compensation	16,929	15,090
Payroll taxes	23,433	23,418

	$182,366	$140,635

Included in employee benefits and retirement obligations is $38 million at June 30, 2004 and $36 million at December 31, 2003 related to a defined benefit retirement agreement for the Company’s key executive. The amount of this obligation has been calculated in accordance with the current provisions of the employee’s retirement agreement, which was initially entered into in 1985. The key assumptions used in this calculation include: expected retirement age, mortality, expected post retirement Consumer Price Index increases of 2.8% and 3.1%, and discount rates of 4.3% and 4.7% at June 30, 2004 and December 31, 2003, respectively.

Note F—Commitments and Contingencies

The Company is involved in a number of lawsuits arising in the ordinary course of business. While management does not expect any of these matters to have a material adverse effect on the Company’s results of operations, financial position or cash flows, litigation is subject to certain inherent uncertainties.

In connection with the formation of Protiviti, the Company became the guarantor of certain employee notes totaling $2.2 million at June 30, 2004. The Company has not incurred material costs as a result of such obligations and has not accrued any liabilities related to such guarantees in its Financial Statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Unaudited)

Note G—Stock Plans

Under various stock plans, officers, employees and outside directors may receive grants of restricted stock or options to purchase common stock. Grants are made at the discretion of a Committee of the Board of Directors. Grants generally vest in four years.

Options granted and outstanding under the plans have an exercise price equal to the fair market value of the Company’s common stock at the date of grant, may consist of both incentive stock options and nonstatutory stock options under the Internal Revenue Code, and generally have a term of 10 years.

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

The Company accounts for these plans under APB 25. Therefore, the intrinsic value of the options is used to record compensation expense and, as a result, no compensation expense has been recognized for its stock option plans. As required by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), calculations of pro forma net income (loss) and net income (loss) per share, computed in accordance with the method prescribed by SFAS 123, are set forth in Note A to the Financial Statements.

Note H—Net Income (Loss) Per Share

The calculation of net income (loss) per share for the three and six months ended June 30, 2004 and 2003 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net Income (Loss)	$32,441	$134	$47,857	$(3,305)
Basic:
Weighted average shares	169,785	168,597	169,548	168,475

Diluted:
Weighted average shares	169,785	168,597	169,548	168,475
Potentially dilutive shares—stock options	7,104	3,242	6,417	—

Diluted shares	176,889	171,839	175,965	168,475

Net Income (Loss) Per Share:
Basic	$.19	$.00	$.28	$(.02)
Diluted	$.18	$.00	$.27	$(.02)

The weighted average diluted common shares outstanding for the three and six months ended June 30, 2004 excludes the dilutive effect of approximately 0.3 million and 1.6 million options, respectively, since such options have an exercise price in excess of the 2004 average market value of the Company’s common stock. Had such options been included, the dilutive effect would have been calculated using the treasury method.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Unaudited)

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

The following table provides a reconciliation of revenue and operating income (loss) by reportable segment to consolidated results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net service revenues
Temporary and consultant staffing	$533,472	$428,307	$1,023,186	$855,087
Permanent placement staffing	34,309	23,991	63,167	46,331
Risk consulting and internal audit services	73,449	30,664	127,159	54,772

	$641,230	$482,962	$1,213,512	$956,190

Operating income (loss)
Temporary and consultant staffing	$37,230	$9,824	$56,229	$18,415
Permanent placement staffing	5,583	1,357	8,256	728
Risk consulting and internal audit services	12,842	(8,808)	16,066	(20,026)

	55,655	2,373	80,551	(883)
Amortization of intangible assets	738	2,759	827	5,534
Interest income, net	(744)	(590)	(1,378)	(1,371)

Income (loss) before income taxes	$55,661	$204	$81,102	$(5,046)

Note J—Subsequent Event

On July 28, 2004, the Company announced a quarterly dividend of $.06 per share to be paid to all shareholders of record on August 25, 2004. The dividend will be paid on September 15, 2004.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information contained in Management’s Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the Company’s future operating results or financial positions. These statements may be identified by words such as “estimate”, “forecast”, “project”, “plan”, “intend”, “believe”, “expect”, “anticipate”, or variations or negatives thereof or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. These risks and uncertainties include, but are not limited to, the following: changes in levels of unemployment and other economic conditions in the United States or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of qualified candidates for temporary employment or the Company’s ability to attract qualified candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company’s services, on the Company’s ability to maintain its profit margins; the possibility of the Company incurring liability for its activities, including the activities of its temporary employees, or for events impacting its temporary employees on clients’ premises; the success of the Company in attracting, training, and retaining qualified management personnel and other staff employees; and whether governments will impose additional regulations or licensing requirements on personnel services businesses in particular or on employer/employee relationships in general. With respect to Protiviti, other risks and uncertainties include the fact that future success will depend on its ability to retain employees and attract clients; significant costs and diversion of management time could be incurred in integrating key personnel into Protiviti; there can be no assurance that there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; failure to produce projected revenues could adversely affect financial results; and the Company could become involved in litigation relating to prior or current transactions or activities. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results.

Critical Accounting Policies

As described below, the Company’s most critical accounting policies are those that involve subjective decisions, assessments or estimates.

Accounts Receivable Allowances. The Company maintains accounts receivable allowances for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Estimates used in determining the accounts receivable allowances were based on current trends and historical loss statistics. Actual results may differ from these estimates, which may materially affect the Company’s future financial results.

Income Tax Assets and Liabilities. In establishing its deferred income tax assets and liabilities, the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to its operations. The Company records deferred tax assets and liabilities and evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. The likelihood of a material change in the Company’s expected realization of these assets is dependent on future taxable income, its ability to use foreign tax credit carryforwards and carrybacks, final U.S. and foreign tax settlements, and the effectiveness of its tax planning strategies in the various relevant jurisdictions. While management believes that its judgments and interpretations regarding deferred income tax assets and liabilities are appropriate, significant differences in actual experience may materially affect the future financial results of the Company.

Employee Retirement Plans. The determination of the Company’s obligations for certain employee retirement plans is dependent upon various assumptions, including, among others, discount rates and service periods. Management believes its assumptions are appropriate; however, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future financial results.

Goodwill Impairment. In accordance with the provisions of SFAS 142, the Company assesses the impairment of goodwill and identifiable intangible assets annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. This assessment is based upon a discounted cash flow analysis. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by management. The Company’s estimates of discounted cash flow may differ from actual cash flow due to, among other things, economic conditions, changes to its business model or changes in its operating performance. Significant differences between these estimates and actual cash flow could materially affect the future financial results of the Company. The Company completed its annual goodwill impairment analysis during the period ended June 30, 2004 and determined that no adjustment to the carrying value of goodwill was required.

Workers’ Compensation. The Company self-insures or retains a portion of the exposure for losses related to workers’ compensation. The Company has established reserves for workers’ compensation claims based on historical loss statistics and periodic independent actuarial valuations. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future financial results.

Stock Option Plans. The Company has a long history of issuing stock options to employees and directors as an integral part of its compensation programs. Accounting principles generally accepted in the United States of America allow alternative methods of accounting for these plans. The Company has chosen to account for its stock option plans under APB 25. Under APB 25, the intrinsic value of the options is used to record compensation expense and, as a result, no compensation expense related to stock options is included in determining net income (loss) and net income (loss) per share in the Financial Statements. Restricted stock grants are accounted for in accordance with APB 25, which mandates that restricted stock grants with performance conditions are calculated using the intrinsic value. As required by SFAS 148, calculations of pro forma net income (loss) and net income (loss) per share, computed in accordance with the method prescribed by SFAS 123, are set forth in Note A to the Financial Statements.

Results of Operations for Each of the Three Months and Six Months Ended June 30, 2004 and 2003

Temporary and consultant staffing services revenues were $533 million and $428 million for the three months ended June 30, 2004 and 2003, respectively, increasing by 25% during the three months ended June 30, 2004 compared to the same period in 2003. Temporary and consultant staffing services revenues were $1 billion and $855 million for the six months ended June 30, 2004 and 2003, respectively, increasing by 20% during the six months ended June 30, 2004 compared to the same period in 2003. Permanent placement revenues were $34 million and $24 million for the three months ended June 30, 2004 and 2003, respectively, increasing by 43% during the three months ended June 30, 2004 compared to the same period in 2003. Permanent placement revenues were $63 million and $46 million for the six months ended June 30, 2004 and 2003, respectively, increasing by 36% during the six months ended June 30, 2004 compared to the same period in 2003. Improvement in the U.S. labor markets contributed to the increase in temporary and permanent staffing services revenues for the three and six months ended June 30, 2004. Risk consulting and internal audit services revenues were $73 million and $31 million for the three months ended June 30, 2004 and 2003, respectively, increasing by 140% during the three months ended June 30, 2004 compared to the same period in 2003. Risk consulting and internal audit services revenues were $127 million and $55 million for the six months ended June 30, 2004 and 2003, respectively, increasing by 132% during the six months ended June 30, 2004 compared to the same period in 2003. The 2004 increase in risk consulting and internal audit services revenues is primarily due to increased brand acceptance in the marketplace and expanding demand related to increased focus on internal accounting controls and other corporate governance requirements, including the Sarbanes-Oxley Act of 2002. We expect total Company revenues to continue to be impacted by general macroeconomic conditions in 2004. There can be no assurances that future results can be reliably predicted by considering past trends or extrapolating past results.

The Company’s temporary and permanent staffing services business has more than 325 offices in 42 states, the District of Columbia and ten foreign countries, while Protiviti has more than 30 offices in 20 states and seven foreign countries. Revenues from domestic operations represented 82% of revenues for both the three and six months ended June 30, 2004 and 2003. Revenues from foreign operations represented 18% of revenues for both the three and six months ended June 30, 2004 and 2003.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement staffing services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services were $192 million and $151 million for the three months ended June 30, 2004 and 2003, respectively, increasing by 27% during the three months ended June 30, 2004 compared to the same period in 2003. Gross margin dollars for the Company’s temporary and consultant staffing services were $363 million and $299 million for the six months ended June 30, 2004 and 2003, respectively, increasing by 21% during the six months ended June 30, 2004 compared to the same period in 2003. Gross margin amounts equaled 36% of revenues for temporary and consultant staffing services for both the three and six months ended June 30, 2004, compared to 35% for both the three and six months ended June 30, 2003. Gross margin dollars for the Company’s permanent placement staffing division were $34 million and $24 million for the three months ended June 30, 2004 and 2003, respectively, increasing by 43% in 2004. Gross margin dollars for the Company’s permanent placement staffing division were $63 million and $46 million for the six months ended June 30, 2004 and 2003, respectively, increasing by 36% in 2004. Gross margin dollars for the Company’s risk consulting and internal audit division were $28 million and $3 million for the three months ended June 30, 2004 and 2003, respectively. Gross margin dollars for the Company’s risk consulting and internal audit division were $44 million and $1 million for the six months ended June 30, 2004 and 2003, respectively. The 2004 improvement in risk consulting and internal audit services gross margin dollars is primarily the result of higher revenues and improved staff utilization.

Selling, general and administrative expenses were $199 million and $390 million for the three and six months ended June 30, 2004, respectively, compared to $175 million and $348 million during the three and six months ended June 30, 2003. Selling, general and administrative expenses as a percentage of revenues were 31% and 32% for the three and six months ended June 30, 2004, respectively, compared to 36% for both the three and six months ended June 30, 2003. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The lower 2004 selling, general and administrative expense percentage resulted primarily from leveraging fixed operating costs.

For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. The Company adopted SFAS 142 on January 1, 2002, resulting in the discontinuance of the amortization of goodwill that was being amortized over 40 years. The methods used for evaluating and measuring impairment of certain intangible assets have changed in accordance with the provisions of SFAS 142. The Company completed its annual goodwill impairment analysis during the period ended June 30, 2004 and determined that no adjustment to the carrying value of goodwill was required. Net intangible assets, consisting primarily of goodwill, represented 15% of total assets and 20% of total stockholders’ equity at June 30, 2004.

Interest income for the three months ended June 30, 2004 and 2003 was $1.0 million and $0.9 million, respectively, while interest expense for both the three months ended June 30, 2004 and 2003 was $0.3 million. Interest income for both the six months ended June 30, 2004 and 2003 was $1.8 million, while interest expense for both the six months ended June 30, 2004 and 2003 was $0.4 million.

The provision for income taxes was 42% and 35% of income before taxes for the three months ended June 30, 2004 and 2003, respectively, and 41% and 35% for the six months ended June 30, 2004 and 2003, respectively. The increase in 2004 is due primarily to the impact of losses in certain states and international locations where corresponding tax benefits are not being recognized.

Liquidity and Capital Resources

The change in the Company’s liquidity during the six months ended June 30, 2004 is the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock, payment of dividends and principal payments on outstanding notes payable. As of June 30, 2004, the Company is authorized to repurchase, from time to time, up to 8.7 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the six months ended June 30, 2004, the Company repurchased approximately 0.9 million shares of common stock on the open market for a total cost of $19.9 million. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes. During the six months ended June 30, 2004, such repurchases totaled approximately 0.6 million shares at a cost of $13.5 million. Repurchases of securities have been funded with cash generated from operations. For the six months ended June 30, 2004, the Company generated $75.5 million from operations, used $14.1 million in investing activities and used $16.4 million in financing activities. This is further enumerated in the unaudited Condensed Consolidated Statements of Cash Flows.

The Company’s working capital at June 30, 2004 included $420 million in cash and cash equivalents. The Company’s working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, and other obligations on both a short- and long-term basis. In connection with the formation of Protiviti, the Company became the guarantor of certain employee notes, which totaled approximately $2.2 million at June 30, 2004. The Company has not incurred material costs as a result of such obligations and has not accrued any liabilities related to such guarantees in its Financial Statements.

On July 28, 2004, the Company announced a quarterly dividend of $.06 per share to be paid to all shareholders of record on August 25, 2004. The dividend will be paid on September 15, 2004.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the impact of foreign currency fluctuations. The Company’s exposure to foreign currency exchange rates relates primarily to the Company’s foreign subsidiaries. Exchange rates impact the U.S. dollar value of the Company’s reported earnings, investments in its foreign subsidiaries, and the intercompany transactions with its foreign subsidiaries.

For the six months ended June 30, 2004, approximately 18% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

Fluctuations in currency exchange rates impact the U.S. dollar amount of the Company’s stockholders’ equity. The assets and liabilities of the Company’s non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at year-end. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income.

ITEM 4.	Controls and Procedures

Management, including the Company’s Chairman and Chief Executive Officer and Vice Chairman and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chairman and Chief Executive Officer and Vice Chairman and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans(b)
April 1, 2004 to April 30, 2004	—		$—	—	8,660,982
May 1, 2004 to May 31, 2004	72,577	(a)	$27.98	—	8,660,982
June 1, 2004 to June 30, 2004	—		$—	—	8,660,982

(a)	Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(b)	In October 1997, the Company’s Board of Directors authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. Since plan inception a total of 38,000,000 shares have been authorized for repurchase, of which 29,339,018 shares have been repurchased as of June 30, 2004.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On May 4, 2004, registrant held its annual meeting of stockholders. The two matters presented to stockholders at the annual meeting were (a) the election of seven directors and (b) the ratification of the appointment of PricewaterhouseCoopers, LLP as the independent registered public accounting firm for 2004. The vote for director was as follows:

Nominee	Shares For	Shares Withheld
Andrew S. Berwick, Jr.	134,738,255	19,628,031
Frederick P. Furth	137,454,154	16,912,132
Edward W. Gibbons	152,331,057	2,035,229
Harold M. Messmer, Jr.	152,314,140	2,052,146
Thomas J. Ryan	129,548,292	24,817,994
J. Stephen Schaub	152,330,753	2,035,533
M. Keith Waddell	147,233,556	7,132,730

The proposal regarding the ratification of the appointment of PricewaterhouseCoopers, LLP as the independent registered public accounting firm for 2004 was approved by the following vote:

For:	153,430,136
Against:	189,487
Abstain:	746,663

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

10.1	Outside Directors’ Option Plan, as amended.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

(b)	The registrant filed the following current report on Form 8-K during the quarter covered by this report:

Date	Items
April 22, 2004	Item 7.	Financial Statements and Exhibits.
	Item 12.	Results of Operations and Financial Condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: August 5, 2004