Form 10-Q
period 2004-09-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2004-11-09
CIK 315213

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2004:

173,380,339 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$412,572	$376,523
Accounts receivable, less allowances of $13,897 and $13,608	369,237	242,348
Deferred income taxes and other current assets	79,800	79,748

Total current assets	861,609	698,619
Goodwill and other intangible assets, net	164,619	162,508
Property and equipment, net	96,980	113,119
Deferred income taxes	18,560	11,401

Total assets	$1,141,768	$985,647

LIABILITIES
Accounts payable and accrued expenses	$68,565	$45,094
Accrued payroll costs and retirement obligations	199,277	140,635
Income taxes payable	14,545	—
Current portion of notes payable and other indebtedness	75	71

Total current liabilities	282,462	185,800
Notes payable and other indebtedness, less current portion	2,286	2,343
Other liabilities	3,195	8,843

Total liabilities	287,943	196,986

Commitments and Contingencies (Note F)

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 171,951,496 and 171,775,743 shares	172	172
Capital surplus	655,687	595,051
Deferred compensation	(45,796)	(47,408)
Accumulated other comprehensive income	21,970	20,018
Retained earnings	221,792	220,828

Total stockholders’ equity	853,825	788,661

Total liabilities and stockholders’ equity	$1,141,768	$985,647

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)

Net service revenues	$707,987	$501,137	$1,921,499	$1,457,327
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for temporary and risk consulting employees	425,652	314,026	1,168,505	923,189

Gross margin	282,335	187,111	752,994	534,138
Selling, general and administrative expenses	212,155	176,097	602,263	524,007
Amortization of intangible assets	99	2,791	926	8,325
Interest income, net	(1,127)	(590)	(2,505)	(1,961)

Income before income taxes	71,208	8,813	152,310	3,767
Provision for income taxes	28,128	3,966	61,373	2,225

Net income	$43,080	$4,847	$90,937	$1,542

Basic net income per share	$.25	$.03	$.54	$.01
Diluted net income per share	$.24	$.03	$.52	$.01

Shares:
Basic	170,041	168,797	169,714	168,584
Diluted	176,636	173,694	176,234	172,140

Dividends declared per share	$.06	$.00	$.12	$.00

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)
COMMON STOCK—SHARES:
Balance at beginning of period	171,776	170,909
Issuances of restricted stock	530	225
Repurchases of common stock	(2,889)	(2,054)
Exercises of stock options	2,534	1,245

Balance at end of period	171,951	170,325

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$172	$171
Issuances of restricted stock	—	—
Repurchases of common stock	(3)	(2)
Exercises of stock options	3	1

Balance at end of period	$172	$170

CAPITAL SURPLUS:
Balance at beginning of period	$595,051	$543,457
Issuances of restricted stock—excess over par value	14,854	6,889
Exercises of stock options—excess over par value	33,781	13,108
Tax impact of equity incentive plans	12,001	(583)

Balance at end of period	$655,687	$562,871

DEFERRED COMPENSATION:
Balance at beginning of period	$(47,408)	$(46,311)
Issuances of restricted stock	(14,854)	(6,889)
Amortization of deferred compensation	16,466	17,717

Balance at end of period	$(45,796)	$(35,483)

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$20,018	$846
Translation adjustments	1,952	10,652

Balance at end of period	$21,970	$11,498

RETAINED EARNINGS:
Balance at beginning of period	$220,828	$246,803
Repurchases of common stock—excess over par value	(69,263)	(32,365)
Cash dividends ($.12 per share)	(20,710)	—
Net income	90,937	1,542

Balance at end of period	$221,792	$215,980

COMPREHENSIVE INCOME:
Net income	$90,937	$1,542
Translation adjustments	1,952	10,652

Total comprehensive income	$92,889	$12,194

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$90,937	$1,542
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	926	8,325
Amortization of deferred compensation	16,466	17,717
Depreciation expense	36,525	41,703
Benefit from deferred income taxes	(7,970)	(3,464)
Tax impact of equity incentive plans	12,001	(583)
Provision for doubtful accounts	4,693	8,364
Changes in assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(131,282)	(13,387)
Increase in accounts payable, accrued expenses and accrued payroll costs	79,717	15,401
Increase in income taxes payable	14,235	—
Change in other assets, net of change in other liabilities	(1,896)	5,683

Net cash flows provided by operating activities	114,352	81,301

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of goodwill and other intangible assets and other assets	(1,112)	(18,109)
Capital expenditures	(23,102)	(29,561)
Deposits to trusts for employee benefits and retirement plans	(74)	(541)

Net cash flows used in investing activities	(24,288)	(48,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(69,266)	(25,496)
Cash dividends paid	(20,710)	—
Principal payments on notes payable and other indebtedness	(53)	(49)
Proceeds from exercises of stock options	33,784	13,109

Net cash flows used in financing activities	(56,245)	(12,436)

Effect of exchange rate changes on cash and cash equivalents	2,230	6,609

Net increase in cash and cash equivalents	36,049	27,263
Cash and cash equivalents at beginning of period	376,523	316,927

Cash and cash equivalents at end of period	$412,572	$344,190

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$363	$314
Income taxes, net of refunds	$39,691	$(2,939)
Purchase of goodwill and other intangible assets and other assets:
Assets acquired
Goodwill and other intangible assets	$1,112	$17,580
Other	—	539
Liabilities incurred
Other	—	(10)

Cash paid, net of cash acquired	$1,112	$18,109

Non-cash items:
Stock repurchases awaiting settlement	$—	$7,834

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

Basis of Presentation. The unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission for interim financial information. The comparative year-end condensed consolidated statement of financial position data presented was derived from audited financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2003, included in the annual report on Form 10-K. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for a full year.

Principles of Consolidation. The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany balances have been eliminated. Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of September 30, 2004, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, income and other taxes, and certain employee retirement plans.

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

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

Intangible Assets. Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), on January 1, 2002. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. The methods used for evaluating and measuring impairment of certain intangible assets have changed in accordance with the provisions of SFAS 142. The Company completed its annual goodwill impairment analysis during the three months ended June 30, 2004 and determined that no adjustment to the carrying value of goodwill was required. No events have occurred during the three months ended September 30, 2004 that would require interim testing.

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

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

Stock Option Plans. The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, the intrinsic value of the options is used to record compensation expense and, as a result, no compensation expense related to stock options is included in determining net income and net income per share in the Financial Statements. Restricted stock grants are accounted for in accordance with APB 25, which mandates that restricted stock grants with performance conditions are calculated using the intrinsic value. Had compensation expense for the stock options and performance-based restricted stock granted been based on the estimated fair value at the award dates, as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company’s pro forma net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net Income (Loss)
As reported	$43,080	$4,847	$90,937	$1,542
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,639	3,767	10,044	10,808
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,346)	(8,067)	(21,220)	(25,106)

Pro forma	$39,373	$547	$79,761	$(12,756)

Net Income (Loss) Per Share
Basic
As reported	$.25	$.03	$.54	$.01
Pro forma	$.23	$.00	$.47	$(.08)
Diluted
As reported	$.24	$.03	$.52	$.01
Pro forma	$.23	$.00	$.46	$(.08)

The fair value of each option is estimated, as of the grant date, using the Black-Scholes option pricing model with the following assumptions used for grants in 2004 and 2003: dividend of $.06 for grants made during both the three months ended June 30, 2004 and September 30, 2004, and no dividend for grants made in prior periods; expected volatility of 51%; risk-free interest rates of 2.1% to 4.0%; and expected lives of 6.0 years.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

Property and Equipment. Property and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the following useful lives:

Computer hardware	2 to 3 years
Computer software	2 to 5 years
Furniture and equipment	5 years
Leasehold improvements	Term of lease, 5 years maximum

Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. The Company capitalized approximately $4.4 million and $8.6 million of internal-use software development costs for the nine months ended September 30, 2004 and 2003, respectively.

Note B—Deferred Income Taxes and Other Current Assets

Deferred income taxes and other current assets consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
	(Unaudited)
Deferred income taxes	$27,912	$27,102
Deposits in trusts for employee benefits and retirement plans	31,312	31,238
Income taxes receivable	—	4,048
Other	20,576	17,360

	$79,800	$79,748

Note C—Goodwill and Other Intangible Assets, Net

The following table sets forth the activity in goodwill and other intangible assets from December 31, 2003 through September 30, 2004 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balance as of December 31, 2003	$161,963	$545	$162,508
Purchase of intangible assets	412	700	1,112
Translation adjustments	100	—	100
Increase in unamortized retirement costs	—	1,825	1,825

	162,475	3,070	165,545
Amortization of intangible assets	—	(926)	(926)

Balance as of September 30, 2004 (unaudited)	$162,475	$2,144	$164,619

The estimated remaining amortization expense is $0.1 million for 2004, and $0.4 million thereafter.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

Note D—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
	(Unaudited)
Computer hardware	$100,841	$96,425
Computer software	164,096	155,523
Furniture and equipment	96,888	96,754
Leasehold improvements	64,004	61,294
Other	10,792	10,648

Property and equipment, cost	436,621	420,644
Accumulated depreciation	(339,641)	(307,525)

Property and equipment, net	$96,980	$113,119

Note E—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
	(Unaudited)
Payroll and benefits	$108,190	$61,121
Employee retirement obligations	44,496	41,006
Workers’ compensation	18,662	15,090
Payroll taxes	27,929	23,418

	$199,277	$140,635

Included in employee benefits and retirement obligations is $40 million at September 30, 2004 and $36 million at December 31, 2003 related to a defined benefit retirement agreement for the Company’s key executive. The amount of this obligation has been calculated in accordance with the current provisions of the employee’s retirement agreement, which was initially entered into in 1985. The key assumptions used in this calculation include: expected retirement age, mortality, expected post retirement Consumer Price Index increases of 2.9% and 3.1%, and discount rates of 4.2% and 4.7% at September 30, 2004 and December 31, 2003, respectively.

Note F—Commitments and Contingencies

The Company is involved in a number of lawsuits arising in the ordinary course of business. While management does not expect any of these matters to have a material adverse effect on the Company’s results of operations, financial position or cash flows, litigation is subject to certain inherent uncertainties.

In addition, on September 10, 2004, Plaintiff Mark Lafitte (“Plaintiff”), on behalf of a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries (collective, “RHI”) as Defendants. The complaint alleges that RHI’s salaried Account Executives and Staffing Managers based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

been paid as non-exempt, hourly employees. In addition, the plaintiff seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. This litigation is at a very early stage and discovery has not commenced. At this early phase of the litigation, it is not feasible to predict the outcome of this proceeding. Based on a preliminary review, the Company believes it has meritorious defenses to the allegations, and the Company intends to vigorously defend against the litigation.

In connection with the formation of Protiviti, the Company became the guarantor of certain employee notes totaling $2.2 million at September 30, 2004. The Company has not incurred material costs as a result of such obligations and has not accrued any liabilities related to such guarantees in its Financial Statements.

Note G—Stock Plans

Under various stock plans, officers, employees and outside directors may receive grants of restricted stock or options to purchase common stock. Grants are made at the discretion of a Committee of the Board of Directors. Grants generally vest in four years.

Options currently outstanding under the plans have an exercise price equal to the fair market value of the Company’s common stock at the date of grant, may consist of both incentive stock options and nonstatutory stock options under the Internal Revenue Code, and generally have a term of 10 years.

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

Note H—Net Income Per Share

The calculation of net income per share for the three and nine months ended September 30, 2004 and 2003 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net Income	$43,080	$4,847	$90,937	$1,542
Basic:
Weighted average shares	170,041	168,797	169,714	168,584

Diluted:
Weighted average shares	170,041	168,797	169,714	168,584
Potentially dilutive shares—stock options	6,595	4,897	6,520	3,556

Diluted shares	176,636	173,694	176,234	172,140

Net Income Per Share:
Basic	$.25	$.03	$.54	$.01
Diluted	$.24	$.03	$.52	$.01

The weighted average diluted common shares outstanding for the three and nine months ended September 30, 2004 excludes the dilutive effect of approximately 0.9 million and 1.7 million options, respectively, since such options have an exercise price in excess of the 2004 average market value of the Company’s common stock. Had such options been included, the dilutive effect would have been calculated using the treasury method.

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

The following table provides a reconciliation of revenue and operating income (loss) by reportable segment to consolidated results (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net service revenues
Temporary and consultant staffing	$571,961	$439,468	$1,595,147	$1,294,555
Permanent placement staffing	35,768	23,599	98,935	69,930
Risk consulting and internal audit services	100,258	38,070	227,417	92,842

	$707,987	$501,137	$1,921,499	$1,457,327

Operating income (loss)
Temporary and consultant staffing	$46,369	$11,428	$102,598	$29,843
Permanent placement staffing	4,353	505	12,609	1,233
Risk consulting and internal audit services	19,458	(919)	35,524	(20,945)

	70,180	11,014	150,731	10,131
Amortization of intangible assets	99	2,791	926	8,325
Interest income, net	(1,127)	(590)	(2,505)	(1,961)

Income before income taxes	$71,208	$8,813	$152,310	$3,767

Note J—Subsequent Event

On October 28, 2004, the Company announced a quarterly dividend of $.06 per share to be paid to all shareholders of record on November 24, 2004. The dividend will be paid on December 15, 2004.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information contained in Management’s Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the Company’s future operating results or financial positions. These statements may be identified by words such as “estimate”, “forecast”, “project”, “plan”, “intend”, “believe”, “expect”, “anticipate”, or variations or negatives thereof or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. These risks and uncertainties include, but are not limited to, the following: changes in levels of unemployment and other economic conditions in the United States or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of candidates for temporary employment or the Company’s ability to attract candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company’s services, on the Company’s ability to maintain its margins; the possibility of the Company incurring liability for its activities, including the activities of its temporary employees, or for events impacting its temporary employees on clients’ premises; the success of the Company in attracting, training, and retaining qualified management personnel and other staff employees; whether governments will impose additional regulations or licensing requirements on personnel services businesses in particular or on employer/employee relationships in general; whether there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; and litigation relating to prior or current transactions or activities, including litigation that may be disclosed from time to time in the Company’s SEC filings. Additionally, with respect to Protiviti, other risks and uncertainties include the fact that future success will depend on its ability to retain employees and attract clients; significant costs and diversion of management time could be incurred in integrating key personnel into Protiviti; there can be no assurance that there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; failure to produce projected revenues could adversely affect financial results; and possible involvement in litigation relating to prior or current transactions or activities. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results.

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

Goodwill Impairment. The Company assesses the impairment of goodwill and identifiable intangible assets annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. This assessment is based upon a discounted cash flow analysis. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by management. The Company’s estimates of discounted cash flow may differ from actual cash flow due to, among other things, economic conditions, changes to its business model or changes in its operating performance. Significant differences between these estimates and actual cash flow could materially affect the future financial results of the Company. The Company completed its annual goodwill impairment analysis during the three months ended June 30, 2004 and determined that no adjustment to the carrying value of goodwill was required. No events have occurred during the three months ended September 30, 2004 that would require interim testing.

Workers’ Compensation. The Company self-insures or retains a portion of the exposure for losses related to workers’ compensation. The Company has established reserves for workers’ compensation claims based on historical loss statistics and periodic third party actuarial valuations. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future financial results.

Stock Option Plans. The Company has a long history of issuing stock options to employees and directors as an integral part of its compensation programs. Accounting principles generally accepted in the United States of America allow alternative methods of accounting for these plans. The Company has chosen to account for its stock option plans under APB 25. Under APB 25, the intrinsic value of the options is used to record compensation expense and, as a result, no compensation expense related to stock options is included in determining net income and net income per share in the Financial Statements. Restricted stock grants are accounted for in accordance with APB 25, which mandates that restricted stock grants with performance conditions are calculated using the intrinsic value. As required by SFAS 148, calculations of pro forma net income (loss) and net income (loss) per share, computed in accordance with the method prescribed by SFAS 123, are set forth in Note A to the Financial Statements.

Results of Operations for Each of the Three Months and Nine Months Ended September 30, 2004 and 2003

Temporary and consultant staffing services revenues were $572 million and $439 million for the three months ended September 30, 2004 and 2003, respectively, increasing by 30% during the three months ended September 30, 2004 compared to the same period in 2003. Temporary and consultant staffing services revenues were $1.6 billion and $1.3 billion for the nine months ended September 30, 2004 and 2003, respectively, increasing by 23% during the nine months ended September 30, 2004 compared to the same period in 2003. Permanent placement revenues were $36 million and $24 million for the three months ended September 30, 2004 and 2003, respectively, increasing by 52% during the three months ended September 30, 2004 compared to the same period in 2003. Permanent placement revenues were $99 million and $70 million for the nine months ended September 30, 2004 and 2003, respectively, increasing by 41% during the nine months ended September 30, 2004 compared to the same period in 2003. Improvement in the U.S. labor markets contributed to the increase in temporary and permanent staffing services revenues for the three and nine months ended September 30, 2004. Risk consulting and internal audit services revenues were $100 million and $38 million for the three months ended September 30, 2004 and 2003, respectively, increasing by 163% during the three months ended September 30, 2004 compared to the same period in 2003. Risk consulting and internal audit services revenues were $227 million and $93 million for the nine months ended September 30, 2004 and 2003, respectively, increasing by 145% during the nine months ended September 30, 2004 compared to the same period in 2003. The 2004 increase in risk consulting and internal audit services revenues is primarily due to increased brand acceptance in the marketplace and expanding demand related to increased focus on internal accounting controls and other corporate governance requirements, including the Sarbanes-Oxley Act of 2002. There can be no assurances that there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services, or that future results can be reliably predicted by considering past trends or extrapolating past results. We expect total Company revenues to continue to be impacted by general macroeconomic conditions in 2004.

The Company’s temporary and permanent staffing services business has more than 330 offices in 42 states, the District of Columbia and ten foreign countries, while Protiviti has more than 30 offices in 20 states and seven foreign countries. Revenues from domestic operations represented 82% and 83% of revenues for the three months ended September 30, 2004 and 2003, respectively, and 82% of revenues for both the nine months ended September 30, 2004 and 2003. Revenues from foreign operations represented 18% and 17% of revenues for the three months ended September 30, 2004 and 2003, respectively, and 18% of revenues for both the nine months ended September 30, 2004 and 2003.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement staffing services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services were $207 million and $154 million for the three months ended September 30, 2004 and 2003, respectively, increasing by 34% during the three months ended September 30, 2004 compared to the same period in 2003. Gross margin dollars for the Company’s temporary and consultant staffing services were $570 million and $454 million for the nine months ended September 30, 2004 and 2003, respectively, increasing by 26% during the nine months ended September 30, 2004 compared to the same period in 2003. Gross margin amounts equaled 36% of revenues for temporary and consultant staffing services for both the three and nine months ended September 30, 2004, compared to 35% for both the three and nine months ended September 30, 2003. Gross margin dollars for the Company’s permanent placement staffing division were $36 million and $24 million for the three months ended September 30, 2004 and 2003, respectively, increasing by 52% in 2004. Gross margin dollars for the Company’s permanent placement staffing division were $99 million and $70 million for the nine months ended September 30, 2004 and 2003, respectively, increasing by 41% in 2004. Gross margin dollars for the Company’s risk consulting and internal audit division were $40 million and $9 million for the three months ended September 30, 2004 and 2003, respectively. Gross margin dollars for the Company’s risk consulting and internal audit division were $84 million and $11 million for the nine months ended September 30, 2004 and 2003, respectively. The 2004 improvement in risk consulting and internal audit services gross margin dollars is primarily the result of higher revenues and improved staff utilization.

Selling, general and administrative expenses were $212 million and $602 million for the three and nine months ended September 30, 2004, respectively, compared to $176 million and $524 million during the three and nine months ended September 30, 2003, respectively. Selling, general and administrative expenses as a percentage of revenues were 30% and 31% for the three and nine months ended September 30, 2004, respectively, compared to 35% and 36% for the three and nine months ended September 30, 2003, respectively. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The lower 2004 selling, general and administrative expense percentage resulted primarily from leveraging fixed operating costs.

For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. The Company adopted SFAS 142 on January 1, 2002, resulting in the discontinuance of the amortization of goodwill that was being amortized over 40 years. The methods used for evaluating and measuring impairment of certain intangible assets have changed in accordance with the provisions of SFAS 142. The Company completed its annual goodwill impairment analysis during the three months ended June 30, 2004 and determined that no adjustment to the carrying value of goodwill was required. No events have occurred during the three months ended September 30, 2004 that would require interim testing. Net intangible assets, consisting primarily of goodwill, represented 14% of total assets and 19% of total stockholders’ equity at September 30, 2004.

Interest income for the three months ended September 30, 2004 and 2003 was $1.3 million and $0.8 million, respectively, while interest expense for both the three months ended September 30, 2004 and 2003 was $0.2 million. Interest income for the nine months ended September 30, 2004 and 2003 was $3.2 million and $2.5 million, respectively, while interest expense for the nine months ended September 30, 2004 and 2003 was $0.7 million and $0.5 million, respectively.

The provision for income taxes was 40% and 45% of income before taxes for the three months ended September 30, 2004 and 2003, respectively, and 40% and 59% for the nine months ended September 30, 2004 and 2003, respectively. The decrease in 2004 is due primarily to the utilization of net operating loss carryforwards in certain states and international locations.

Liquidity and Capital Resources

The change in the Company’s liquidity during the nine months ended September 30, 2004 and 2003 is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock, payment of dividends and principal payments on outstanding notes payable.

Cash and cash equivalents were $413 million and $344 million at September 30, 2004 and 2003, respectively. Operating activities provided $114 million during the nine months ended September 30, 2004, partially offset by $24 million and $56 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $81 million during the nine months ended September 30, 2003, partially offset by $48 million and $12 million of net cash used in investing activities and financing activities, respectively.

Operating activities—Net cash provided by operating activities for the nine months ended September 30, 2004 was composed of net income of $91 million adjusted for non-cash items of $62 million, and net cash used for changes in working capital of $39 million. Net cash provided by operating activities for the nine months ended September 30, 2003 was composed of a net income of $2 million adjusted for non-cash items of $72 million, and net cash provided by changes in working capital of $7 million.

Investing activities—Cash used in investing activities for the nine months ended September 30, 2004 was $24 million. This was primarily capital expenditures of $23 million. Cash used in investing activities during the nine months ended September 30, 2003 was $48 million. This was primarily capital expenditures of $30 million and the purchase of intangible assets and other assets of $18 million in conjunction with the acquisitions of the Company’s last independent Robert Half franchises.

Financing activities—Cash used in financing activities for the nine months ended September 30, 2004 was $56 million. This included $21 million in cash dividends to stockholders, repurchases of $69 million in common stock, partially offset by proceeds of $34 million from exercises of stock options. Financing activities for the nine months ended September 30, 2003 was $12 million. This included common stock repurchases of $25 million, partially offset by proceeds of $13 million from exercises of stock options.

As of September 30, 2004, the Company is authorized to repurchase, from time to time, up to 7.4 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the nine months ended September 30, 2004, the Company repurchased approximately 2.2 million shares of common stock on the open market for a total cost of $52 million. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes. During the nine months ended September 30, 2004, such repurchases totaled approximately 0.7 million shares at a cost of $17 million. Repurchases of securities have been funded with cash generated from operations.

The Company’s working capital at September 30, 2004 included $413 million in cash and cash equivalents. The Company’s working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short- and long-term basis.

In connection with the formation of Protiviti, the Company became the guarantor of certain former Andersen partners’ capital notes, which totaled approximately $2.2 million at September 30, 2004. The Company has not incurred material costs as a result of such obligations and has not accrued any liabilities related to such guarantees in its financial statements.

On October 28, 2004, the Company announced a quarterly dividend of $.06 per share to be paid to all shareholders of record on November 24, 2004. The dividend will be paid on December 15, 2004.

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

For the nine months ended September 30, 2004, approximately 18% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

Fluctuations in currency exchange rates impact the U.S. dollar amount of the Company’s stockholders’ equity. The assets and liabilities of the Company’s non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at period end. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income.

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

On September 10, 2004, Plaintiff Mark Lafitte (“Plaintiff”), on behalf of a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries (collectively, “RHI”) as Defendants. The complaint alleges that RHI’s salaried Account Executives and Staffing Managers based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees. In addition, the plaintiff seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees.

This litigation is at a very early stage and discovery has not commenced. At this early phase of the litigation, it is not feasible to predict the outcome of this proceeding. Based on a preliminary review, the Company believes it has meritorious defenses to the allegations, and the Company intends to vigorously defend against the litigation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans(c)
July 1, 2004 to July 31, 2004	7,875	(a)	$29.00	—	8,660,982
August 1, 2004 to August 31, 2004	1,247,361	(b)	$25.65	1,107,300	7,553,682
September 1, 2004 to September 30, 2004	147,000		$24.58	147,000	7,406,682

(a)	Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(b)	Includes 140,061 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(c)	In October 1997, the Company’s Board of Directors authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. Since plan inception a total of 38,000,000 shares have been authorized for repurchase, of which 30,593,318 shares have been repurchased as of September 30, 2004.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: November 8, 2004