Form 10-K
period 2004-12-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2005-02-23
CIK 315213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10427

ROBERT HALF INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-1648752
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2884 Sand Hill Road, Menlo Park, California	94025
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (650) 234-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $.001 per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ✓    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes   ✓    No

As of June 30, 2004, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $4,756,791,000 based on the closing sale price on that date. This amount excludes the market value of 12,519,016 shares of Common Stock directly or indirectly held by registrant’s directors and officers and their affiliates.

As of January 31, 2005, there were outstanding 173,094,174 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be mailed to stockholders in connection with the registrant’s annual meeting of stockholders, scheduled to be held in May 2005, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

PART I

Item 1.    Business

Robert Half International Inc. (the “Company”) provides specialized staffing and risk consulting services through such divisions as Accountemps®, Robert Half® Finance & Accounting, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group®, and Protiviti®. The Company, through its Accountemps, Robert Half Finance & Accounting, and Robert Half Management Resources divisions, is the world’s largest specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OfficeTeam specializes in highly skilled temporary administrative support personnel. Robert Half Technology provides information technology professionals. Robert Half Legal provides temporary, project, and full-time staffing of attorneys and specialized support personnel within law firms and corporate legal departments. The Creative Group provides project staffing in the advertising, marketing, and web design fields. Protiviti began operations in May 2002 and provides business and technology risk consulting and internal audit services. Protiviti, which primarily employs risk consulting and internal audit professionals formerly associated with major accounting firms, is a wholly-owned subsidiary of the Company.

The Company’s business was originally founded in 1948. Prior to 1986, the Company was primarily a franchisor, under the names Accountemps and Robert Half (now called Robert Half Finance & Accounting), of offices providing temporary and full-time professionals in the fields of accounting and finance. Beginning in 1986, the Company and its current management embarked on a strategy of acquiring franchised locations. All of the franchises have been acquired. The Company believes that direct ownership of offices allows it to better monitor and protect the image of its tradenames, promotes a more consistent and higher level of quality and service throughout its network of offices and improves profitability by centralizing many of its administrative functions. Since 1986, the Company has significantly expanded operations at many of the acquired locations, opened many new locations and acquired other local or regional providers of specialized temporary service personnel. The Company has also expanded the scope of its services by launching the new product lines OfficeTeam, Robert Half Technology, Robert Half Management Resources, Robert Half Legal and The Creative Group.

In 2002, the Company hired more than 700 professionals who had been affiliated with the internal audit and business and technology risk consulting practice of Arthur Andersen LLP, including more than 50 individuals who had been partners of Andersen. These professionals formed the base of the Company’s new Protiviti Inc. subsidiary. Protiviti® has enabled the Company to enter the market for independent internal audit and business and technology risk consulting services, which market the Company believes offers synergies with its traditional lines of business.

Accountemps

The Accountemps temporary services division offers customers a reliable and economical means of dealing with uneven or peak work loads for accounting, tax and finance personnel caused by such predictable events as vacations, taking inventories, tax work, month-end activities and special projects and such unpredictable events as illness and emergencies. Businesses increasingly view the use of temporary employees as a means of controlling personnel costs and converting such costs from fixed to variable. The cost and inconvenience to clients of hiring and firing regular employees are eliminated by the use of Accountemps temporaries. The temporary workers are employees of Accountemps and are paid by Accountemps only when working on customer assignments. The customer pays a fixed rate only for hours worked.

Accountemps clients may fill their regular employment needs by using an Accountemps employee on a trial basis and, if so desired, “converting” the temporary position to a regular position. The client typically pays a one-time fee for such conversions.

OfficeTeam

The Company’s OfficeTeam division, which commenced operations in 1991, places temporary and full-time office and administrative personnel, ranging from word processors to office managers. OfficeTeam operates in much the same fashion as the Accountemps and Robert Half Finance & Accounting divisions.

Robert Half Finance & Accounting

The Company’s Robert Half Finance & Accounting division specializes in the placement of full-time accounting, financial, tax and banking personnel. Fees for successful placements are paid only by the employer and are generally a percentage of the new employee’s annual compensation. No fee for placement services is charged to employment candidates.

Robert Half Technology

The Company’s Robert Half Technology division, which commenced operations in 1994, specializes in providing information technology contract consultants and placing full-time employees in areas ranging from multiple platform systems integration to end-user support, including specialists in programming, networking, systems integration, database design and help desk support.

Robert Half Legal

Since 1992, the Company has been placing temporary and full-time employees in attorney, paralegal, legal administrative and legal secretarial positions through its Robert Half Legal division. The legal profession’s requirements (the need for confidentiality, accuracy and reliability, a strong drive toward cost-effectiveness, and frequent peak workload periods) are similar to the demands of the clients of the Accountemps division.

Robert Half Management Resources

The Company’s Robert Half Management Resources division, which commenced operations in 1997, specializes in providing senior level project professionals in the accounting and finance fields, including chief financial officers, controllers, and senior financial analysts, for such tasks as financial systems conversions, expansion into new markets, business process reengineering and post-merger financial consolidation.

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

Marketing and Recruiting

The Company markets its staffing services to clients as well as employment candidates. Local marketing and recruiting are generally conducted by each office or related group of offices. Local advertising directed to clients and employment candidates consists primarily of yellow pages advertisements, classified advertisements, websites, trade shows, outdoor mass-transit media, branded speaking events and advertising on the Internet. Direct marketing through e-mail, regular mail and telephone solicitation also constitutes a significant portion of the Company’s total advertising. National advertising conducted by the Company consists primarily of radio, print advertisements in national newspapers, magazines and certain trade journals. The Company has initiated programs to take advantage of the Internet as a resource for recruiting candidates and filling client orders. Recent Internet initiatives include forging traffic building alliances with leading Internet career search sites. The Company plans to expand its use of the Internet in all aspects of sales and recruitment. Joint marketing arrangements have been entered into with major software manufacturers and typically provide for development of proprietary skills tests, cooperative advertising, joint mailings and similar promotional activities. The Company also actively seeks endorsements and affiliations with professional organizations in the business management, office administration and professional secretarial fields. The Company also conducts public relations activities designed to enhance public recognition of the Company and its services. Local employees are encouraged to be active in civic organizations and industry trade groups.

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

The Company and its subsidiaries own many trademarks, service marks and tradenames, including the Robert Half® Finance & Accounting, Accountemps®, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group® and Protiviti® marks, which are registered in the United States and in a number of foreign countries.

Organization

Management of the Company’s staffing operations is coordinated from its headquarters facilities in Menlo Park and Pleasanton, California. The Company’s headquarters provides support and centralized services to its offices in the administrative, marketing, public relations, accounting, training and legal areas, particularly as it relates to the standardization of the operating procedures of its offices. The Company conducts its staffing services operations through more than 330 offices in 42 states, the District of Columbia and ten foreign countries. Office managers are responsible for most activities of their offices, including sales, local advertising and marketing and recruitment.

The day-to-day operations of Protiviti are managed by a committee consisting of key operating personnel, with operational and administrative support provided by individuals located in Pleasanton and Menlo Park, California. Protiviti has more than 35 offices in 20 states and eight foreign countries.

Competition

The Company’s staffing services face competition in attracting clients as well as high-quality specialized employment candidates. The staffing business is highly competitive, with a number of firms offering services similar to those provided by the Company on a national, regional or local basis. In many areas the local companies are the strongest competitors. The most significant competitive factors in the staffing business are price and the reliability of service, both of which are often a function of the availability and quality of personnel.

The Company believes it derives a competitive advantage from its long experience with and commitment to the specialized employment market, its national presence, and its various marketing activities.

Protiviti faces competition in its efforts to attract clients and win proposal presentations. The risk consulting and internal audit businesses are highly competitive due to many new firms entering the market and the evolution of established firms in the business space. In addition, the changing regulatory environment is increasing opportunities for non-attestation audit and risk consulting services. The principal competitors of Protiviti remain the “big four” accounting firms. Significant competitive factors include reputation, technology, tools, project methodologies, price of services and depth of skills of personnel. Protiviti believes its competitive strengths lie in its unique ability to couple the deep skills and proven methodologies of its “big four” heritage with the customer focus and attention of a smaller organization.

Employees

The Company has approximately 9,200 full-time staff employees, including approximately 1,500 engaged directly in Protiviti operations. The Company placed approximately 200,000 employees on temporary assignments with clients during 2004. Temporary employees placed by the Company are the Company’s employees for all purposes while they are working on assignments. The Company pays the related costs of employment, such as workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company provides access to voluntary health insurance coverage to interested temporary employees.

Other Information

The Company’s current business constitutes three business segments. (See Note M of Notes to Consolidated Financial Statement in Item 8. Financial Statements and Supplementary Data for financial information about the Company’s segments.)

The Company is not dependent upon a single customer or a limited number of customers. The Company’s staffing services operations are generally more active in the first and fourth quarters of a calendar year. Protiviti has been in operation only since May 2002, so there does not exist sufficient information to determine to what extent, if any, its business may be seasonal. Order backlog is not a material aspect of the Company’s staffing services business. While backlog is of greater importance to Protiviti, the Company does not believe, based upon the length of time of the average Protiviti engagement, that backlog is a material aspect of the Protiviti business. No material portion of the Company’s business is subject to government contracts.

Information about foreign operations is contained in Note M of Notes to Consolidated Financial Statements in Item 8. The Company does not have export sales.

Available Information

The Company’s Internet address is www.rhi.com. The Company makes available, free of charge, through its website, its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and its Current Reports on Form 8-K, and any amendments to those reports, as soon as is reasonably practicable after such reports are filed with the Securities and Exchange Commission. Also available on the Company’s website are its Corporate Governance Guidelines, its Code of Business Conduct and Ethics, and the charters for its Audit Committee, Compensation Committee and Nominating and Governance Committee, each of which is available in print to any stockholder who makes a request to Robert Half International Inc., 2884 Sand Hill Road, Menlo Park, CA 94025, Attn: Corporate Secretary. The Company’s Code of Business Conduct and Ethics is the Code of Ethics required by Item 406 of Securities and Exchange Commission Regulation S-K. The Company intends to satisfy any disclosure obligations under Item 5.05 of Form 8-K regarding any amendment or waiver relating to its Code of Business Conduct and Ethics by posting such information on its website.

Risk Factors

The Company’s business prospects are subject to various risks and uncertainties that impact its business. The most important of these risks and uncertainties are as follows:

Business Highly Dependent Upon the State of the Economy.    The demand for the Company’s services, in particular its staffing services, is highly dependent upon the state of the economy and upon the staffing needs of the Company’s clients. Any variation in the economic condition or unemployment levels of the U.S. or of any of the foreign countries in which the Company does business, or in the economic condition of any region of any of the foregoing, or in any specific industry may severely reduce the demand for the Company’s services and thereby significantly decrease the Company’s revenues and profits.

Availability of Candidates.    The Company’s staffing services business consists of the placement of individuals seeking employment. There can be no assurance that candidates for employment will continue to seek employment through the Company. Candidates generally seek temporary or regular positions through multiple sources, including the Company and its competitors. Any shortage of candidates could materially adversely affect the Company.

Highly Competitive Business.    The staffing services business is highly competitive and, because it is a service business, the barriers to entry are quite low. There are many competitors, some of which have greater resources than the Company, and new competitors are entering the market all the time. In addition, long-term contracts form a negligible portion of the Company’s revenue. Therefore, there can be no assurance that the Company will be able to retain clients or market share in the future. Nor can there be any assurance that the Company will, in light of competitive pressures, be able to remain profitable or, if profitable, maintain its current profit margins.

Reputation.    The success of the Company’s staffing and Protiviti businesses is highly dependent upon their reputations. Any event that adversely impacts the reputation of either business could materially adversely affect the Company.

Potential Liability to Employees and Clients.    The Company’s temporary services business entails employing individuals on a temporary basis and placing such individuals in clients’ workplaces. The Company’s ability to control the workplace environment is limited. As the employer of record of its temporary employees, the Company incurs a risk of liability to its temporary employees for various workplace events, including claims of physical injury, discrimination or harassment. While such claims have not historically had a material adverse effect upon the Company, there can be no assurance that such claims in the future will not result in adverse publicity or have a material adverse effect upon the Company. The Company also incurs a risk of liability to its clients resulting from allegations of errors, omissions or theft by its temporary employees. The Company maintains insurance with respect to many of such claims. While such claims have not historically had a material adverse effect upon the Company, there can be no assurance that the Company will continue to be able to obtain insurance at a cost that does not have a material adverse effect upon the Company or that such claims (whether by reason of the Company not having insurance or by reason of such claims being outside the scope of the Company’s insurance) will not have a material adverse effect upon the Company.

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

Government Regulation.    The Company’s business is subject to regulation or licensing in many states and in certain foreign countries. While the Company has had no material difficulty complying with regulations in the past, there can be no assurance that the Company will be able to continue to obtain all necessary licenses or approvals or that the cost of compliance will not prove to be material. Any inability of the Company to comply with government regulation or licensing requirements could materially adversely affect the Company.

Government Regulation of the Workplace.    The Company’s temporary services business entails employing individuals on a temporary basis and placing such individuals in clients’ workplaces. Increased government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could materially adversely affect the Company.

Reliance on Short-Term Contracts.    Because long-term contracts are not a significant part of the Company’s staffing services business, future results cannot be reliably predicted by considering past trends or extrapolating past results.

Protiviti Operations.    Protiviti began operations in 2002. It has only recently generated an operating profit, and there can be no assurance that the business will remain profitable in the future.

Protiviti Dependence on Personnel.    Protiviti is a services business, and is dependent upon its ability to attract and retain personnel. While Protiviti has retained its key personnel to date, there can be no assurance that it will continue to be able to do so.

Protiviti Competition.    Protiviti operates in a highly competitive business. As with the Company’s staffing services business, the barriers to entry are quite low. There are many competitors, some of which have greater resources than Protiviti and many of which have been in operation far longer than Protiviti. In particular, Protiviti faces competition from the “big four” accounting firms, which have been in operation for a considerable period of time and have established reputations and client bases. Because the principal factors upon which competition is based are reputation, technology, tools, project methodologies, price of services and depth of skills of personnel, there can be no assurance that Protiviti will be successful in attracting and retaining clients.

Demand for Services.    In 2002, 2003 and 2004, the operations of Protiviti included services related to Sarbanes-Oxley and other regulatory compliance. There can be no assurance that there will be ongoing demand for these services.

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

Item 2.    Properties

The Company’s headquarters operations are located in Menlo Park and Pleasanton, California. Placement activities are conducted through more than 330 offices located in the United States, Canada, the United Kingdom, Belgium, France, the Netherlands, Germany, the Czech Republic, Ireland, Australia and New Zealand. Protiviti has more than 35 offices in the United States, Canada, Australia, China, France, Italy, Japan, Singapore and the United Kingdom. All of the offices are leased.

Item 3.    Legal Proceedings

On September 10, 2004, Plaintiff Mark Lafitte, on behalf of a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees. In addition, the plaintiff seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees.

This litigation is at a very early stage and discovery has not commenced. At this early stage of the litigation, it is not feasible to predict the outcome of this proceeding. Based on a preliminary review, the Company believes it has meritorious defenses to the allegations, and the Company intends to vigorously defend against the litigation.

On December 6, 2004, Plaintiffs Ian O’Donnell and David Jolicoeur, on behalf of themselves and a putative class of salaried Staffing Managers, Account Executives and Account Managers, filed a complaint in Massachusetts Superior Court naming the Company and one of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Staffing Managers, Account Executives and Account Managers based in Massachusetts within the past two years have been misclassified under Massachusetts law as exempt employees and seeks an unspecified amount equal to three times their unpaid overtime compensation alleged to be due to them had they been paid as non-exempt, hourly employees, plus costs and legal fees. The complaint also makes similar allegations under the U.S. Fair Labor Standards Act on behalf of all Staffing Managers, Account Executives and Account Managers employed in any state other than Massachusetts and California within the past three years and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees, plus an equal amount as liquidated damages. This litigation is at a very early stage and discovery has not commenced. The case has been removed to the United States District Court for the District of Massachusetts. At this early phase of the litigation, it is not feasible to predict the outcome of this proceeding. Based on a preliminary review, the Company believes it has meritorious defenses to the allegations, and the Company intends to vigorously defend against the litigation.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price, Dividends and Related Matters

The Company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “RHI”. On December 31, 2004, there were approximately 1,600 holders of record of the Common Stock.

Following is a list by fiscal quarters of the sales prices of the stock:

	Sales Prices
2004	High	Low
4th Quarter	$30.18	$25.03
3rd Quarter	$30.00	$24.31
2nd Quarter	$30.98	$23.47
1st Quarter	$26.50	$20.69

	Sales Prices
2003	High	Low
4th Quarter	$25.18	$19.18
3rd Quarter	$22.93	$18.10
2nd Quarter	$20.09	$13.17
1st Quarter	$16.98	$11.44

Prior to 2004, the Company did not pay any cash dividends. Cash dividends of $.06 per share were paid in each of the second, third and fourth quarters of 2004.

The remainder of the information required by this item is incorporated by reference to Part III, Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (b)
October 1, 2004 to October 31, 2004	138,784	(a)	$26.18	—	7,406,682
November 1, 2004 to November 30, 2004	132,530	(a)	$27.59	—	7,406,682
December 1, 2004 to December 31, 2004	496,200		$26.29	496,200	6,910,482

(a)	Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(b)	In October 1997, the Company's Board of Directors authorized the repurchase, from time to time, of the Company's common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 38,000,000 shares have been authorized for repurchase, of which 31,089,518 shares have been repurchased as of December 31, 2004.

Item 6.    Selected Financial Data

The selected five-year financial data presented below should be read in conjunction with the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Company’s Consolidated Financial Statements and the Notes thereto contained in Item 8. Financial Statements and Supplementary Data.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Income Statement Data:
Net service revenues	$2,675,696	$1,974,991	$1,904,951	$2,452,850	$2,699,319
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for temporary and risk consulting employees	1,619,394	1,248,253	1,190,216	1,436,272	1,538,556

Gross margin	1,056,302	726,738	714,735	1,016,578	1,160,763
Selling, general and administrative expenses	824,382	707,349	709,542	823,478	864,418
Amortization of intangible assets	1,025	10,277	6,281	5,335	5,157
Interest income, net	(3,770)	(2,603)	(4,585)	(8,519)	(10,439)

Income before income taxes	234,665	11,715	3,497	196,284	301,627
Provision for income taxes	94,061	5,325	1,329	75,177	115,524

Net income	$140,604	$6,390	$2,168	$121,107	$186,103

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
Net Income Per Share:
Basic	$.83	$.04	$.01	$.69	$1.05
Diluted	$.79	$.04	$.01	$.67	$1.00
Shares:
Basic	169,742	168,719	172,484	174,489	177,750
Diluted	176,866	173,175	177,791	181,489	186,068

Cash Dividends Declared Per Share	$.18	$.00	$.00	$.00	$.00

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Goodwill and other intangible assets, net	$167,931	$162,508	$161,912	$160,632	$168,050
Total assets	$1,198,657	$985,647	$937,996	$994,162	$971,029
Long-term debt financing	$2,266	$2,343	$2,414	$2,480	$2,541
Stockholders’ equity	$911,870	$788,661	$744,966	$805,696	$718,539

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information contained in Management’s Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the Company’s future operating results or financial positions. These statements may be identified by words such as “estimate”, “forecast”, “project”, “plan”, “intend”, “believe”, “expect”, “anticipate”, or variations or negatives thereof or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. These risks and uncertainties include, but are not limited to, the following: changes in levels of unemployment and other economic conditions in the United States or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of candidates for temporary employment or the Company’s ability to attract candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company’s services, on the Company’s ability to maintain its margins; the possibility of the Company incurring liability for its activities, including the activities of its temporary employees, or for events impacting its temporary employees on clients’ premises; the possibility that adverse publicity could impact the Company’s ability to attract and retain clients and candidates; the success of the Company in attracting, training, and retaining qualified management personnel and other staff employees; whether governments will impose additional regulations or licensing requirements on personnel services businesses in particular or on employer/employee relationships in general; whether there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; and litigation relating to prior or current transactions or activities, including litigation that may be disclosed from time to time in the Company’s SEC filings. Additionally, with respect to Protiviti, other risks and uncertainties include the fact that future success will depend on its ability to retain employees and attract clients; there can be no assurance that there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; failure to produce projected revenues could adversely affect financial results; and possible involvement in litigation relating to prior or current transactions or activities. Further information regarding these and other risks and uncertainties is contained in Item 1. Business under the heading “Risk Factors.” Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results.

Critical Accounting Policies and Estimates

As described below, the Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments.

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

Employee Retirement Plans.    The determination of the Company’s obligations for certain employee retirement plans is dependent upon various assumptions, including, among others, expected retirement age, mortality, expected post retirement Consumer Price Index increases, and discount rates. Management believes its assumptions are appropriate; however, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future financial results.

Goodwill Impairment.    The Company assesses the impairment of goodwill and identifiable intangible assets annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. This assessment is based upon a discounted cash flow analysis. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by management. The Company’s estimates of discounted cash flow may differ from actual cash flow due to, among other things, economic conditions, changes to its business model or changes in its operating performance. Significant differences between these estimates and actual cash flow could materially affect the future financial results of the Company. The Company completed its annual goodwill impairment analysis during each of the years ended December 31, 2004 and 2003, and determined that no adjustment to the carrying value of goodwill was required.

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

Stock Option Plans.    The Company has a long history of issuing stock options to employees and directors as an integral part of its compensation programs. Accounting principles generally accepted in the United States of America allow alternative methods of accounting for these plans. The Company has chosen to account for its stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, the intrinsic value of the options is used to record compensation expense and, as a result, no compensation expense related to stock options is included in determining net income and net income per share in the Consolidated Financial Statements (“Financial Statements”). Restricted stock grants are accounted for in accordance with APB 25, which mandates that restricted stock grants with performance conditions are calculated using the intrinsic value. As required by Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), calculations of pro forma net income (loss) and net income (loss) per share, computed in accordance with the method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), are set forth in Note A to the Financial Statements.

The Company expects to adopt the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) on July 1, 2005. Among other things, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. See Note B—New Accounting Pronouncements in Item 8. Financial Statements and Supplementary Data for further information.

Results of Operations for the Three Years Ended December 31, 2004

Temporary and consultant staffing services revenues were $2.2 billion, $1.7 billion, and $1.8 billion for the years ended December 31, 2004, 2003 and 2002, respectively, increasing by 25% in 2004 and decreasing by 1% in 2003. Permanent placement revenues were $136 million, $95 million, and $100 million for the years ended December 31, 2004, 2003 and 2002, respectively, increasing by 43% in 2004 and decreasing by 5% in 2003. Improvement in the U.S. labor markets contributed to the increase in temporary and permanent staffing services revenues for the year ended December 31, 2004. Staffing services revenue results for the year ended December 31, 2003 were adversely impacted by weak labor markets and soft general economic conditions, particularly in the United States. Risk consulting and internal audit services revenues were $352 million and $133 million for the year ended December 31, 2004 and 2003, respectively, and $42 million for the period May 24, 2002 (inception) to December 31, 2002. The 2004 and 2003 increases in risk consulting and internal audit services revenues is primarily due to increased brand acceptance in the marketplace and expanding demand related to increased focus on internal accounting controls and other corporate governance requirements, including the Sarbanes-Oxley Act of 2002. There can be no assurances that there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services, or that future results can be reliably predicted by considering past trends or extrapolating past results. We expect total Company revenues to continue to be impacted by general macroeconomic conditions in 2005.

The Company’s temporary and permanent staffing services business has more than 330 offices in 42 states, the District of Columbia and ten foreign countries, while Protiviti has more than 35 offices in 20 states and eight foreign countries. Revenues from domestic operations represented 82%, 82% and 83% of revenues for the years ended December 31, 2004, 2003 and 2002, respectively. Revenues from foreign operations represented 18%, 18% and 17% of revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement staffing services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services were $787 million, $610 million and $628 million for the years ended December 31, 2004, 2003 and 2002, respectively, increasing by 29% in 2004 and decreasing by 3% in 2003. Gross margin amounts equaled 36%, 35% and 36% of revenues for temporary and consultant staffing services for the years ended December 31, 2004, 2003 and 2002, respectively. The higher 2004 temporary and consultant gross margin percentage is primarily the result of higher bill rates and conversion revenues. The lower 2003 temporary and consultant gross margin percentage is primarily the result of higher workers’ compensation and state unemployment costs. Gross margin dollars for the Company’s permanent placement staffing division were $136 million, $95 million and $100 million for the years ended December 31, 2004, 2003 and 2002, respectively, increasing by 43% in 2004 and decreasing by 5% in 2003. Gross margin dollars for the Company’s risk consulting and internal audit division were $133 million and $22 million for the years ended December 31, 2004 and 2003, respectively, and negative $13 million for the period May 24, 2002 (inception) to December 31, 2002. The 2004 and 2003 improvements in risk consulting and internal audit services gross margin dollars is primarily the result of higher revenues and improved staff utilization.

Selling, general and administrative expenses were $824 million in 2004, compared to $707 million in 2003 and $710 million in 2002. Selling, general and administrative expenses as a percentage of revenues were 31%, 36% and 37% for the years ended December 31, 2004, 2003 and 2002, respectively. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The lower 2004 and 2003 selling, general and administrative expense percentages resulted primarily from leveraging fixed operating costs.

For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), on January 1, 2002, resulting in the discontinuance of the amortization of goodwill that was being amortized over 40 years. The methods used for evaluating and measuring impairment of certain intangible assets have changed in accordance with the provisions of SFAS 142. The Company completed its annual goodwill impairment test during each of the years ended December 31, 2004 and 2003, and determined that no adjustment to the carrying value of goodwill was required. Net intangible assets, consisting primarily of goodwill, represented 14% of total assets and 18% of total stockholders’ equity at December 31, 2004.

Interest income for the years ended December 31, 2004, 2003 and 2002 was $5.0 million, $3.4 million and $5.5 million, respectively, while interest expense for the years ended December 31, 2004, 2003 and 2002 was $1.2 million, $0.8 million and $0.9 million, respectively. Higher average cash balances in 2004 and higher interest rates during the year yielded higher interest income. Lower average cash balances in 2003 and lower interest rates during that year yielded lower interest income.

The provision for income taxes was 40%, 45% and 38% of income before taxes for the years ended December 31, 2004, 2003 and 2002, respectively. The decrease in 2004 is due primarily to the diminishing impact of permanent non-deductible tax items, which became increasingly less significant relative to the Company’s improved financial results, and to the utilization of net operating loss carryforwards in certain states and international locations. The increase in 2003 is due primarily to losses in certain states and international locations where corresponding tax benefits are not being recognized.

Liquidity and Capital Resources

The change in the Company’s liquidity during the years ended December 31, 2004, 2003 and 2002 is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock, payment of dividends and principal payments on outstanding notes payable.

Cash and cash equivalents were $437 million, $377 million and $317 million at December 31, 2004, 2003 and 2002, respectively. Operating activities provided $162 million during the year ended December 31, 2004, partially offset by $35 million and $76 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $113 million during the year ended December 31, 2003, partially offset by $56 million and $8 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $161 million during the year ended December 31, 2002, partially offset by $88 million and $107 million of net cash used in investing activities and financing activities, respectively.

Operating activities—Net cash provided by operating activities for the year ended December 31, 2004 was composed of net income of $141 million adjusted for non-cash items of $92 million, and net cash used for changes in working capital of $71 million. Net cash provided by operating activities for the year ended December 31, 2003 was composed of net income of $6 million adjusted for non-cash items of $98 million, and net cash provided by changes in working capital of $9 million. Net cash provided by operating activities for the year ended December 31, 2002 was composed of net income of $2 million adjusted for non-cash items of $126 million, and net cash provided by changes in working capital of $33 million.

Investing activities—Cash used in investing activities for the year ended December 31, 2004 was $35 million. This was primarily capital expenditures of $33 million. Cash used in investing activities for the year ended December 31, 2003 was $56 million. This was primarily capital expenditures of $37 million and purchases of goodwill and other intangible assets of $18 million. Cash used in investing activities for the year ended December 31, 2002 was $88 million. This was composed of capital expenditures of $48 million, purchases of goodwill and other intangible assets of $19 million, and deposits to trusts for employee benefits and retirement plans of $21 million.

Financing activities—Cash used in financing activities for the year ended December 31, 2004 was $76 million. This included $31 million in cash dividends to stockholders, repurchases of $89 million in common stock, partially offset by proceeds of $44 million from exercises of stock options. Financing activities for the year ended December 31, 2003 was $8 million. This included common stock repurchases of $33 million, partially offset by proceeds of $25 million from exercises of stock options. Financing activities for the year ended December 31, 2002 was $107 million. This included common stock repurchases of $146 million, partially offset by proceeds of $39 million from exercises of stock options.

As of December 31, 2004, the Company is authorized to repurchase, from time to time, up to 6.9 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the years ended December 31, 2004, 2003, and 2002, the Company repurchased approximately 2.7 million, 1.6 million, and 6.9 million shares of common stock on the open market for a total cost of $64 million, $25 million, and $132 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. During the years ended December 31, 2004, 2003, and 2002, such repurchases totaled approximately 1.0 million, 0.5 million, and 0.6 million shares at a cost of $25 million, $8 million, and $15 million, respectively. Repurchases of securities have been funded with cash generated from operations.

The Company’s working capital at December 31, 2004 included $437 million in cash and cash equivalents. The Company’s working capital requirements relate primarily to accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short- and long-term basis.

On February 15, 2005, the Company announced a quarterly dividend of $.07 per share to be paid to all shareholders of record on February 25, 2005. The dividend will be paid on March 15, 2005.

The Company’s cash flows generated from operations are also the primary source for funding various contractual obligations. The table below summarizes the Company’s major commitments as of December 31, 2004 (in thousands):

	Payments due by period
Contractual Obligations	2005	2006 and 2007	2008 and 2009	Thereafter	Total
Long-term debt obligations	$278	$555	$554	$3,083	$4,470
Operating lease obligations	63,789	90,112	54,586	28,286	236,773
Purchase obligations	17,547	23,375	—	—	40,922
Other long-term liabilities	—	425	—	3,751	4,176

Total	$81,614	$114,467	$55,140	$35,120	$286,341

Long-term debt obligations consist of promissory notes and related interest as well as other forms of indebtedness issued in connection with certain acquisitions and other payment obligations. Operating lease obligations consist of minimum rental commitments for 2005 and thereafter under non-cancelable leases in effect at December 31, 2004. Purchase obligations consist of purchase commitments primarily related to telecom service agreements, software licenses and subscriptions, and computer hardware and software maintenance agreements.

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

For the year ended December 31, 2004, approximately 18% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

Item 8.    Financial Statements and Supplementary Data

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share amounts)

	December 31,
	2004	2003

ASSETS

Cash and cash equivalents	$436,809	$376,523
Accounts receivable, less allowances of $17,294 and $13,608	391,641	242,348
Deferred income taxes and other current assets	87,866	79,748

Total current assets	916,316	698,619
Goodwill and other intangible assets, net	167,931	162,508
Property and equipment, net	95,783	113,119
Deferred income taxes	18,627	11,401

Total assets	$1,198,657	$985,647

LIABILITIES

Accounts payable and accrued expenses	$72,034	$45,094
Accrued payroll costs and retirement obligations	195,634	140,635
Income taxes payable	12,600	—
Current portion of notes payable and other indebtedness	77	71

Total current liabilities	280,345	185,800
Notes payable and other indebtedness, less current portion	2,266	2,343
Other liabilities	4,176	8,843

Total liabilities	286,787	196,986

Commitments and Contingencies (Note I)

STOCKHOLDERS’ EQUITY

Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 172,980,880 and 171,775,743 shares	173	172
Capital surplus	702,331	595,051
Deferred compensation	(63,944)	(47,408)
Accumulated other comprehensive income	32,570	20,018
Retained earnings	240,740	220,828

Total stockholders’ equity	911,870	788,661

Total liabilities and stockholders’ equity	$1,198,657	$985,647

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002
Net service revenues	$2,675,696	$1,974,991	$1,904,951
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for temporary and risk consulting employees	1,619,394	1,248,253	1,190,216

Gross margin	1,056,302	726,738	714,735
Selling, general and administrative expenses	824,382	707,349	709,542
Amortization of intangible assets	1,025	10,277	6,281
Interest income, net	(3,770)	(2,603)	(4,585)

Income before income taxes	234,665	11,715	3,497
Provision for income taxes	94,061	5,325	1,329

Net income	$140,604	$6,390	$2,168

Basic net income per share	$.83	$.04	$.01
Diluted net income per share	$.79	$.04	$.01

Shares:
Basic	169,742	168,719	172,484
Diluted	176,866	173,175	177,791

Cash dividends declared per share	$.18	$.00	$.00

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002
COMMON STOCK—SHARES:
Balance at beginning of period	171,776	170,909	174,929
Issuances of restricted stock	1,303	901	725
Repurchases of common stock	(3,657)	(2,054)	(7,431)
Exercises of stock options	3,559	2,020	2,686

Balance at end of period	172,981	171,776	170,909

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$172	$171	$175
Issuances of restricted stock	1	1	1
Repurchases of common stock	(4)	(2)	(8)
Exercises of stock options	4	2	3

Balance at end of period	$173	$172	$171

CAPITAL SURPLUS:
Balance at beginning of period	$595,051	$543,457	$487,083
Issuances of restricted stock—excess over par value	39,730	25,008	5,957
Exercises of stock options—excess over par value	44,327	25,257	39,300
Tax impact of equity incentive plans	23,223	1,329	11,117

Balance at end of period	$702,331	$595,051	$543,457

DEFERRED COMPENSATION:
Balance at beginning of period	$(47,408)	$(46,311)	$(64,792)
Issuances of restricted stock	(39,731)	(25,009)	(5,958)
Amortization of deferred compensation	23,195	23,912	24,439

Balance at end of period	$(63,944)	$(47,408)	$(46,311)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	$20,018	$846	$(8,025)
Translation adjustments, net of tax	12,552	19,172	8,871

Balance at end of period	$32,570	$20,018	$846

RETAINED EARNINGS:
Balance at beginning of period	$220,828	$246,803	$391,255
Repurchases of common stock—excess over par value	(89,597)	(32,365)	(146,620)
Cash dividends ($.18 per share)	(31,095)	—	—
Net income	140,604	6,390	2,168

Balance at end of period	$240,740	$220,828	$246,803

COMPREHENSIVE INCOME:
Net income	$140,604	$6,390	$2,168
Translation adjustments, net of tax	12,552	19,172	8,871

Total comprehensive income	$153,156	$25,562	$11,039

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$140,604	$6,390	$2,168
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,025	10,277	6,281
Amortization of deferred compensation	23,195	23,912	24,439
Depreciation expense	48,088	55,627	66,027
Provision (benefit) for deferred income taxes	(12,925)	(5,019)	567
Tax impact of equity incentive plans	23,223	1,329	11,117
Provision for doubtful accounts	9,721	11,140	17,988
Changes in assets and liabilities, net of effects of acquisitions:
(Increase) decrease in accounts receivable	(153,386)	(22,377)	35,323
Increase in accounts payable, accrued expenses and accrued payroll costs	74,069	7,309	14,393
Increase in income taxes payable	12,706	—	—
Change in other assets, net of change in other liabilities	(4,487)	24,217	(17,116)

Net cash flows provided by operating activities	161,833	112,805	161,187

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of goodwill and other intangible assets and other assets	(1,730)	(18,123)	(19,228)
Capital expenditures	(32,867)	(36,822)	(47,392)
Deposits to trusts for employee benefits and retirement plans	(409)	(1,531)	(21,336)

Net cash flows used in investing activities	(35,006)	(56,476)	(87,956)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(89,601)	(33,330)	(145,665)
Cash dividends paid	(31,095)	—	—
Principal payments on notes payable and other indebtedness	(71)	(66)	(208)
Proceeds from exercises of stock options	44,331	25,259	39,303

Net cash flows used in financing activities	(76,436)	(8,137)	(106,570)

Effect of exchange rate changes on cash and cash equivalents	9,895	11,404	3,498

Net increase (decrease) in cash and cash equivalents	60,286	59,596	(29,841)
Cash and cash equivalents at beginning of period	376,523	316,927	346,768

Cash and cash equivalents at end of period	$436,809	$376,523	$316,927

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) during the year for:
Interest	$494	$435	$308
Income taxes, net of refunds	$71,363	$(15,537)	$8,803

Purchase of goodwill and other intangible assets and other assets:
Assets acquired
Goodwill and other intangible assets	$1,581	$17,594	$17,926
Other	434	539	1,490
Liabilities incurred
Other	(285)	(10)	(188)

Cash paid, net of cash acquired	$1,730	$18,123	$19,228

Non-cash items:
Stock repurchases awaiting settlement	$—	$—	$963

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

Basis of Presentation.    The Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission.

Principles of Consolidation.    The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany balances have been eliminated. Certain reclassifications have been made to the 2003 and 2002 financial statements to conform to the 2004 presentation.

Use of Estimates.    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of December 31, 2004, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, income and other taxes, and certain employee retirement plans.

Revenue Recognition.    The Company derives its revenues from three segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. Net service revenues as presented on the Consolidated Statements of Operations represent services rendered to customers less sales adjustments and allowances. The Company records revenue on a gross basis as a principal versus on a net basis as an agent in the presentation of revenues and expenses. The Company has concluded that gross reporting is appropriate because the Company (i) has the risk of identifying and hiring qualified employees, (ii) has the discretion to select the employees and establish their price and duties and (iii) bears the risk for services that are not fully paid for by customers.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note A—Summary of Significant Accounting Policies (Continued)

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

Intangible Assets.    Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), on January 1, 2002. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. The methods used for evaluating and measuring impairment of certain intangible assets have changed in accordance with the provisions of SFAS 142. The Company completed its annual goodwill impairment analysis during each of the years ended December 31, 2004 and 2003, and determined that no adjustment to the carrying value of goodwill was required.

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

Foreign Currency Translation.    The results of operations of the Company’s foreign subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company’s foreign subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive income within

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note A—Summary of Significant Accounting Policies (Continued)

Stockholders’ Equity. Gains and losses resulting from foreign currency transactions are included as a component of selling, general and administrative expenses in the Consolidated Statements of Operations, and have not been material for all periods presented.

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

	Years Ended December 31,
	2004	2003	2002
Net Income (Loss)
As reported	$140,604	$6,390	$2,168
Stock-based employee compensation expense, net of related tax effects	14,149	14,586	14,908
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(29,898)	(34,423)	(42,490)

Pro forma	$124,855	$(13,447)	$(25,414)

Net Income (Loss) Per Share
Basic
As reported	$.83	$.04	$.01
Pro forma	$.74	$(.08)	$(.15)
Diluted
As reported	$.79	$.04	$.01
Pro forma	$.71	$(.08)	$(.15)

The fair value of each option is estimated, as of the grant date, using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002: expected dividend yields of 0.85% for grants in 2004, dividend yields of 0% for grants in 2003 and 2002; expected volatility of 49.4%, 50.9%, and 55.5% for 2004, 2003, and 2002, respectively; risk-free interest rates of 3.6%, 3.1%, and 3.3% for 2004, 2003, and 2002, respectively; and expected lives of 6.0 years, 5.9 years, and 5.2 years for 2004, 2003, and 2002, respectively.

The Company expects to adopt the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) on July 1, 2005. Among other things, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. See Note B—New Accounting Pronouncements for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note A—Summary of Significant Accounting Policies (Continued)

Property and Equipment.    Property and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the following useful lives:

Computer hardware	2 to 3 years
Computer software	2 to 5 years
Furniture and equipment	5 years
Leasehold improvements	Term of lease, 5 years maximum

Internal-use Software.    The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. The Company capitalized approximately $5.1 million, $10.8 million and $15.6 million of internal-use software development costs for the years ended December 31, 2004, 2003 and 2002, respectively.

Note B—New Accounting Pronouncements

In October 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). FSP 109-2 provides guidance under FASB Statement No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. Based upon the Company’s preliminary evaluation of the effects of the repatriation provision, the Company does not expect to apply this provision.

In December 2004, the FASB issued SFAS 123R, which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the three months ended September 30, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B—New Accounting Pronouncements (Continued)

commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the three months ended September 30, 2005. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

Note C—Deferred Income Taxes and Other Current Assets

Deferred income taxes and other current assets consisted of the following (in thousands):

	December 31,
	2004	2003
Deferred income taxes	$36,794	$27,102
Deposits in trusts for employee benefits and retirement plans	31,647	31,238
Income taxes receivable	—	4,048
Other	19,425	17,360

	$87,866	$79,748

Note D—Goodwill and Other Intangible Assets, Net

The following table sets forth the activity in goodwill and other intangible assets from December 31, 2002 through December 31, 2004 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balance as of December 31, 2002	$143,965	$17,947	$161,912
Purchase of intangible assets	16,616	978	17,594
Translation adjustments	1,382	—	1,382
Decrease in unamortized retirement costs	—	(8,103)	(8,103)

	161,963	10,822	172,785
Amortization of intangible assets	—	(10,277)	(10,277)

Balance as of December 31, 2003	161,963	545	162,508
Purchase of intangible assets	881	700	1,581
Translation adjustments	888	—	888
Increase in unamortized retirement costs	—	3,979	3,979

	163,732	5,224	168,956
Amortization of intangible assets	—	(1,025)	(1,025)

Balance as of December 31, 2004	$163,732	$4,199	$167,931

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note D—Goodwill and Other Intangible Assets, Net (Continued)

In 2003, the Company completed the acquisition of its last two independent Robert Half franchises with offices in New Orleans, Louisiana, Overland Park, Kansas, and Kansas City, Missouri. The Company paid approximately $17.6 million for the purchase of intangibles and other assets, including goodwill of $16.6 million and amortizable intangible assets of approximately $1.0 million that are being amortized over 2 to 4 years. The estimated remaining amortization expense is $0.2 million for 2005, and $0.2 million thereafter.

The Company completed its annual goodwill impairment analysis during each of the years ended December 31, 2004 and 2003, and determined that no adjustment to the carrying value of goodwill was required. The Company will perform annual assessments for impairment, applying a discounted cash flow-based test to its reportable units, which are its various lines of business.

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31,
	2004	2003
Computer hardware	$98,296	$96,425
Computer software	168,086	155,523
Furniture and equipment	89,560	96,754
Leasehold improvements	69,203	61,294
Other	10,870	10,648

Property and equipment, cost	436,015	420,644
Accumulated depreciation	(340,232)	(307,525)

Property and equipment, net	$95,783	$113,119

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	December 31,
	2004	2003
Payroll and benefits	$100,507	$61,121
Employee retirement obligations	47,825	41,006
Workers’ compensation	19,398	15,090
Payroll taxes	27,904	23,418

	$195,634	$140,635

Included in employee benefits and retirement obligations is $42 million at December 31, 2004 and $36 million at December 31, 2003 related to a defined benefit retirement agreement for the Company’s key executive. The amount of this obligation has been calculated in accordance with the current provisions of the employee’s retirement agreement, which was initially entered into in 1985. The key assumptions used in this calculation include: expected retirement age, mortality, expected post retirement Consumer Price Index increases of 2.9% and 3.1%, and discount rates of 3.8% and 4.7% at December 31, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note G—Notes Payable and Other Indebtedness

The Company issued promissory notes as well as other forms of indebtedness in connection with certain acquisitions and other payment obligations. These are due in varying installments, carry varying interest rates and, in aggregate, amounted to $2.3 million at December 31, 2004 and $2.4 million at December 31, 2003. At December 31, 2004, $2.2 million of the notes were collateralized by a standby letter of credit. The following table shows the schedule of maturities for notes payable and other indebtedness at December 31, 2004 (in thousands):

2005	$77
2006	83
2007	89
2008	97
2009	104
Thereafter	1,893

$2,343

At December 31, 2004, the notes carried fixed rates and the weighted average interest rate for the above was approximately 8.7%, 8.6% and 8.5% for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company has an uncommitted letter of credit facility (“the facility”) of up to $35.0 million, which is available to cover the issuance of debt support standby letters of credit. The Company had used $30.9 million and $26.6 million in debt support standby letters of credit as of December 31, 2004 and 2003, respectively. Of the debt support standby letters of credit outstanding as of December 31, 2004 and 2003, $28.7 million and $24.3 million, respectively, satisfy workers’ compensation insurer’s collateral requirements. There is a service fee of 1.0% on the used portion of the facility. The facility is subject to certain financial covenants and expires on August 31, 2005.

Note H—Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2004, 2003 and 2002 consisted of the following (in thousands):

	Years Ended December 31,
	2004	2003	2002
Current:
Federal	$78,681	$4,773	$(5,132)
State	17,517	3,430	2,101
Foreign	10,788	2,141	3,793
Deferred:
Federal and state	(15,259)	(1,178)	567
Foreign	2,334	(3,841)	—

	$94,061	$5,325	$1,329

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H—Income Taxes (Continued)

Income (loss) before the provision for income taxes for the years ended December 31, 2004, 2003 and 2002 consisted of the following (in thousands):

	Years Ended December 31,
	2004	2003	2002
Domestic	$219,434	$18,985	$(5,717)
Foreign	15,231	(7,270)	9,214

	$234,665	$11,715	$3,497

The income taxes shown above varied from the statutory federal income tax rates for these periods as follows:

	Years Ended December 31,
	2004	2003	2002
Federal U.S. income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.2	12.6	0.8
Tax-free interest income	(0.2)	(2.8)	(12.4)
Non-deductible expenses	0.3	(2.1)	22.5
Non-U.S. income taxed at different rates, net of foreign tax credits	1.0	8.4	(2.6)
Other, net	(0.2)	(5.6)	(5.3)

Effective tax rate	40.1%	45.5%	38.0%

The deferred portion of the tax provision consisted of the following (in thousands):

	Years Ended December 31,
	2004	2003	2002
Amortization of franchise rights	$600	$731	$509
Amortization of other intangibles	(476)	(3,493)	(2,087)
Accrued expenses, deducted for tax when paid	(9,428)	442	6,675
Capitalized costs for books, deducted for tax	3,324	4,489	6,069
Depreciation	(4,441)	(4,290)	(7,627)
Other, net	(2,504)	(2,898)	(2,972)

	$(12,925)	$(5,019)	$567

The deferred income tax amounts included on the Consolidated Statements of Financial Position are comprised of the following (in thousands):

	December 31,
	2004	2003
Current deferred income tax assets, net	$36,794	$27,102
Long-term deferred income tax assets, net	18,627	11,401

	$55,421	$38,503

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H—Income Taxes (Continued)

The components of the deferred income tax amounts at December 31, 2004 and 2003 were as follows (in thousands):

	December 31,
	2004	2003
Deferred Income Tax Assets
Provision for bad debts	$4,574	$3,215
Employee retirement and other benefit obligations	30,619	26,689
Workers’ compensation	7,560	5,829
Deferred compensation	10,498	11,103
Credits and net operating loss carryforwards	23,462	10,243
Other	5,452	1,397

Total deferred income tax assets	82,165	58,476

Deferred Income Tax Liabilities
Amortization of intangible assets	(11,251)	(10,186)
Property and equipment basis differences	(2,109)	(4,517)
Unremitted earnings of foreign subsidiaries	(3,409)	—
Other	(2,821)	(1,124)

Total deferred income tax liabilities	(19,590)	(15,827)

Valuation allowance	(7,154)	(4,146)

Total deferred income tax assets, net	$55,421	$38,503

The Company has net operating loss carryforwards in a number of states. The tax benefit of these net operating losses is $5.1 million. These state net operating losses expire in 2007 and later. The Company has net operating loss carryforwards in foreign countries. The tax benefit of these net operating losses is $6.6 million. These net operating losses expire in 2007 and later. The Company has a foreign tax credit carryover of $0.4 million which expires in 2013. Accrued expenses, deducted for tax when paid include approximately $2.0 million related to 2004 property and equipment additions.

The Company has not provided deferred income taxes or foreign withholding taxes on $19.0 and $25.9 million of undistributed earnings of its non-U.S. subsidiaries as of December 31, 2004 and 2003 respectively, since the Company intends to reinvest these earnings indefinitely. Foreign tax credits associated with these earnings are expected to offset any U.S. tax liability which would arise upon repatriation.

On October 22, 2004, the Jobs Act was signed into law. The Jobs Act includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the Jobs Act. The Company may elect to apply this provision to qualifying earnings repatriations either in 2004 or in 2005. Based upon the Company’s preliminary evaluation of the effects of the repatriation provision, the Company does not expect to apply this provision.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note I—Commitments and Contingencies

Rental expense, primarily for office premises, amounted to $74.6 million, $72.2 million and $69.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. The approximate minimum rental commitments for 2005 and thereafter under non-cancelable leases in effect at December 31, 2004 were as follows (in thousands):

2005	$63,789
2006	50,687
2007	39,425
2008	30,211
2009	24,375
Thereafter	28,286

$236,773

Additionally, as of December 31, 2004, the Company had future purchase commitments of approximately $40.9 million over the next three years primarily related to telecom service agreements, software licenses and subscriptions, and computer hardware and software maintenance agreements.

The Company is involved in a number of lawsuits arising in the ordinary course of business. While management does not expect any of these matters to have a material adverse effect on the Company’s results of operations, financial position or cash flows, litigation is subject to certain inherent uncertainties.

On September 10, 2004, Plaintiff Mark Lafitte, on behalf of a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees. In addition, the plaintiff seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. This litigation is at a very early stage and discovery has not commenced. At this early stage of the litigation, it is not feasible to predict the outcome of this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. Based on a preliminary review, the Company believes it has meritorious defenses to the allegations, and the Company intends to vigorously defend against the litigation.

On December 6, 2004, Plaintiffs Ian O’Donnell and David Jolicoeur, on behalf of themselves and a putative class of salaried Staffing Managers, Account Executives and Account Managers, filed a complaint in Massachusetts Superior Court naming the Company and one of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Staffing Managers, Account Executives and Account Managers based in Massachusetts within the past two years have been misclassified under Massachusetts law as exempt employees and seeks an unspecified amount equal to three times their unpaid overtime compensation alleged to be due to them had they been paid as non-exempt, hourly employees, plus costs and legal fees. The complaint also makes similar allegations under the U.S. Fair Labor Standards Act on behalf of all Staffing Managers, Account Executives and Account Managers employed in any state other than Massachusetts and California within the past three years and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees, plus an equal amount as liquidated damages. This litigation is at a very early stage and discovery has not commenced. The case has been removed to the United States District Court for the District of Massachusetts. At this early phase of the litigation, it is not feasible to predict the outcome of this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. Based on a preliminary review, the Company believes it has meritorious defenses to the allegations, and the Company intends to vigorously defend against the litigation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note J—Stockholders’ Equity

Stock Repurchase Program.    As of December 31, 2004, the Company is authorized to repurchase, from time to time, up to 6.9 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the years ended December 31, 2004, 2003, and 2002, the Company repurchased approximately 2.7 million, 1.6 million, and 6.9 million shares of common stock on the open market for a total cost of $64 million, $25 million, and $132 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. During the years ended December 31, 2004, 2003, and 2002, such repurchases totaled approximately 1.0 million, 0.5 million, and 0.6 million shares at a cost of $25 million, $8 million, and $15 million, respectively. Repurchases of securities have been funded with cash generated from operations.

The repurchased shares are held in treasury and are presented as if retired. Treasury stock is accounted for using the cost method. Treasury stock activity for the three years ended December 31, 2004, (consisting of stock option exercises and the purchase of shares for the treasury) is presented in the Consolidated Statements of Stockholders’ Equity.

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

Recipients of restricted stock do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. Vesting is accelerated upon the death or disability of the recipients. Compensation expense for restricted stock is recognized on a straight-line basis over the vesting period, using the stock’s fair market value on the grant date, except for performance based grants where the measurement date is the date that the performance criteria is met.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Stock Plans (Continued)

The following table reflects activity under all stock plans from December 31, 2001 through December 31, 2004, and the weighted average exercise prices (in thousands, except per share amounts):

		Stock Option Plans
	Restricted Stock Plans	Number of Shares	Weighted Average Price Per Share
Outstanding, December 31, 2001	4,051	26,737	$15.80
Granted	1,069	6,683	$20.24
Exercised	—	(2,686)	$16.96
Restrictions lapsed	(1,286)	—	$—
Forfeited	(332)	(1,668)	$21.13

Outstanding, December 31, 2002	3,502	29,066	$16.38
Granted	1,015	3,680	$19.40
Exercised	—	(2,019)	$15.64
Restrictions lapsed	(1,139)	—	$—
Forfeited	(118)	(1,540)	$20.53

Outstanding, December 31, 2003	3,260	29,187	$16.57
Granted	1,275	1,968	$26.69
Exercised	—	(3,561)	$12.55
Restrictions lapsed	(1,073)	—	$—
Forfeited	(18)	(916)	$20.90

Outstanding, December 31, 2004	3,444	26,678	$16.57

The weighted average price per share of restricted stock granted in 2004, 2003, and 2002 was $27.44, $22.38, and $17.68, respectively.

The following table summarizes information about options outstanding as of December 31, 2004 (in thousands, except number of years and per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2004	Weighted Average Exercise Price
$3.50 to $11.21	5,609	2.29	$9.39	5,609	$9.39
$11.38 to $16.94	5,711	5.91	$14.47	4,246	$14.01
$16.95 to $20.00	5,451	4.98	$18.60	4,401	$18.79
$20.06 to $22.56	5,453	6.44	$21.85	4,145	$21.96
$22.70 to $29.00	4,257	8.24	$25.73	1,180	$25.67
$29.01 to $34.75	197	5.24	$30.77	190	$30.81

Total	26,678	5.43	$17.67	19,771	$16.29

At December 31, 2004, the total number of available shares to grant under the plans (consisting of either restricted stock or options) was approximately 5.6 million. Of the 26.7 million options outstanding at December 31, 2004, 19.8 million options were exercisable with a weighted average exercise price of $16.29, and 6.9 million options were not exercisable with a weighted average exercise price of $21.62.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note L—Net Income Per Share

The calculation of net income per share for the three years ended December 31, 2004 is reflected in the following table (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003	2002
Net Income	$140,604	$6,390	$2,168
Basic:
Weighted average shares	169,742	168,719	172,484

Diluted:
Weighted average shares	169,742	168,719	172,484
Potentially dilutive shares	7,124	4,456	5,307

Diluted shares	176,866	173,175	177,791

Net Income Per Share:
Basic	$.83	$.04	$.01
Diluted	$.79	$.04	$.01

The weighted average diluted common shares outstanding for the years ended December 31, 2004, 2003, and 2002 excludes the dilutive effect of approximately 0.9 million, 11.8 million, and 5.2 million options, respectively, since such options have an exercise price in excess of the respective year’s average market value of the Company’s common stock. Had such options been included, the dilutive effect would have been calculated using the treasury method.

The computation of potentially dilutive shares includes unvested restricted stock.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note M—Business Segments (Continued)

The following table provides a reconciliation of revenue and operating income (loss) by reportable segment to consolidated results (in thousands):

	Years Ended December 31,
	2004	2003	2002
Net service revenues
Temporary and consultant staffing	$2,187,468	$1,746,852	$1,763,218
Permanent placement staffing	135,882	94,840	100,029
Risk consulting and internal audit services	352,346	133,299	41,704

	$2,675,696	$1,974,991	$1,904,951

Operating income (loss)
Temporary and consultant staffing	$151,855	$38,259	$47,404
Permanent placement staffing	16,919	2,559	(6,852)
Risk consulting and internal audit services	63,146	(21,429)	(35,359)

	231,920	19,389	5,193

Amortization of intangible assets	1,025	10,277	6,281
Interest income, net	(3,770)	(2,603)	(4,585)

Income before income taxes	$234,665	$11,715	$3,497

The Company does not report total assets by segment. The following table represents identifiable assets by business segment (in thousands):

	December 31,
	2004	2003
Accounts receivable
Temporary and consultant staffing	$280,965	$209,521
Permanent placement staffing	22,548	17,596
Risk consulting and internal audit services	105,422	28,839

	$408,935	$255,956

The Company operates internationally, with operations in the United States, Canada, Europe, Asia, Australia, and New Zealand. The following tables represent revenues and long-lived assets by geographic location (in thousands):

	Years Ended December 31,
	2004	2003	2002
Net service revenues
Domestic	$2,186,811	$1,622,071	$1,573,152
Foreign	488,885	352,920	331,799

	$2,675,696	$1,974,991	$1,904,951

	December 31,
	2004	2003
Assets, long-lived
Domestic	$85,639	$104,706
Foreign	10,144	8,413

	$95,783	$113,119

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note N—Quarterly Financial Data (Unaudited)

The following tabulation shows certain quarterly financial data for 2004 and 2003 (in thousands, except per share amounts):

	Quarter				Year Ended December 31,
2004	1	2	3	4
Net service revenues	$572,282	$641,230	$707,987	$754,197	$2,675,696
Gross margin	$216,027	$254,632	$282,335	$303,308	$1,056,302
Income before income taxes	$25,441	$55,661	$71,208	$82,355	$234,665
Net income	$15,416	$32,441	$43,080	$49,667	$140,604
Basic net income per share	$.09	$.19	$.25	$.29	$.83
Diluted net income per share	$.09	$.18	$.24	$.28	$.79

	Quarter				Year Ended December 31,
2003	1	2	3	4
Net service revenues	$473,228	$482,962	$501,137	$517,664	$1,974,991
Gross margin	$169,652	$177,375	$187,111	$192,600	$726,738
Income (loss) before income taxes	$(5,250)	$204	$8,813	$7,948	$11,715
Net income (loss)	$(3,439)	$134	$4,847	$4,848	$6,390
Basic net income (loss) per share	$(.02)	$.00	$.03	$.03	$.04
Diluted net income (loss) per share	$(.02)	$.00	$.03	$.03	$.04

Note O—Subsequent Event

On February 15, 2005, the Company announced a quarterly dividend of $.07 per share to be paid to all shareholders of record on February 25, 2005. The dividend will be paid on March 15, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders

of Robert Half International Inc.:

We have completed an integrated audit of Robert Half International Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Robert Half International Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 21, 2005

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures.    Management, including the Company’s Chairman and Chief Executive Officer and the Vice Chairman and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chairman and Chief Executive Officer and the Vice Chairman and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting.    There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004 using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.    Other Information

None.

PART III

Except as provided below in this Part III, the information required by Items 10 through 14 of Part III is incorporated by reference from Item 1 of this Report and from the registrant’s Proxy Statement, under the captions “Nomination and Election of Directors,” “Beneficial Stock Ownership,” “Compensation of Directors,” “Compensation of Executive Officers,” “Independent Public Accountants” and “Section 16(a) Beneficial Ownership Reporting Compliance” which Proxy Statement will be mailed to stockholders in connection with the registrant’s annual meeting of stockholders which is scheduled to be held in May 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights A	Weighted average exercise price of outstanding options, warrants and rights B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by security holders	13,028,177	$15.99	3,519,402(b)(c)
Equity compensation plans not approved by security holders(a)	13,649,355	$19.28	5,568,052(d)
Total	26,677,532	$17.67	9,087,454

(a)	These plans, by their terms, expressly prohibit any grants to directors or executive officers.

(b)	The Outside Directors’ Option Plan, which has been approved by stockholders, provides for the automatic grant of an option to each outside director on the date of each Annual Meeting of Stockholders. The grant is 30,000 shares for new directors and 12,000 shares for continuing directors. The plan terminates on May 1, 2006. The table reflects the number of shares expected to be granted in 2005.

(c)	The Equity Incentive Plan, which has been approved by stockholders, makes available for stock option or restricted stock grants that number of shares that is equal to 2% of the outstanding shares of Common Stock as of January 1 of that year. The aggregate authorization during any year may be granted in any combination of stock option or restricted stock grants. Any unused portion of an annual authorization expires at the end of the year. Grants may not be made under such plan subsequent to December 31, 2005. The table reflects the number of shares authorized for grant in 2005.

(d)	Includes 102,718 shares that may be issued in the form of restricted stock grants pursuant to the Restricted Stock Plan for Field Employees, which plan is described below.

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

Item 15.    Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Consolidated statements of financial position at December 31, 2004 and 2003.

Consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002.

Consolidated statements of stockholders’ equity for the years ended December 31, 2004, 2003 and 2002.

Consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002.

Notes to consolidated financial statements.

Report of independent registered public accounting firm.

Selected quarterly financial data for the years ended December 31, 2004 and 2003 are set forth in Note N—Quarterly Financial Data (Unaudited) included in Item 8 of this report.

2. Financial	Statement Schedules

Schedule II—Valuation and Qualifying Accounts

Schedules I, III, IV and V have been omitted as they are not applicable.

3. Exhibits

Exhibit No.	Exhibit

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

3.2	By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

4.1	Restated Certificate of Incorporation of Registrant (filed as Exhibit 3.1).

*10.1	Form of Power of Attorney and Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.

*10.2	Employment Agreement between the Registrant and Harold M. Messmer, Jr., incorporated by reference to (i) Exhibit 10.(c) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1985, (ii) Exhibit 10.2(b) to Registrant’s Registration Statement on Form S-1 (No. 33-15171), (iii) Exhibit 10.2(c) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987, (iv) Exhibit 10.2(d) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, (v) Exhibit 28.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1990, (vi) Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, (vii) Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993, (viii) Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, (ix) Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995, (x) Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, (xi) Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, (xii) Exhibit 10.2 to

Exhibit No.	Exhibit

the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, (xiii) Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, (xiv) Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and (xv) Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.

*10.3	Key Executive Retirement Plan—Level II, as amended, incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

*10.4	Restated Retirement Agreement, as amended, between the Registrant and Harold M. Messmer, Jr., incorporated by reference to (i) Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, (ii) Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and (iii) Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

*10.5	Excise Tax Restoration Agreement dated November 5, 1996, incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

*10.6	Outside Directors’ Option Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

*10.7	Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.8	Deferred Compensation Plan, incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

*10.9	Annual Performance Bonus Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.

*10.10	Severance Agreement dated as of August 2, 2000, between Registrant and Paul F. Gentzkow, incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.11	Agreement dated as of July 31, 1995, between Registrant and Paul F. Gentzkow, incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.12	Severance Agreement dated as of October 1, 1991, between Registrant and Paul F. Gentzkow, incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.13	Form of Amended and Restated Severance Agreement, incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*10.14	Form of Change in Control Severance Agreement, incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*10.15	Form of Indemnification Agreement for Directors of the Registrant, incorporated by reference to (i) Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and (ii) Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

*10.16	Form of Indemnification Agreement for Executive Officers of Registrant, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

Exhibit No.	Exhibit

*10.17	Senior Executive Retirement Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal quarter ended June 30, 2003.

*10.18	Collateral Assignment of Split Dollar Insurance Agreement, incorporated by reference to (i) Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, and (ii) Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

*10.19	Form of Part-Time Employment Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

*10.20	StockPlus Plan, incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

*10.21	Restricted Stock Plan for Field Employees, incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

*10.22	Stock Option Plan for Field Employees, incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

*10.23	Equity Incentive Plan—Form of Restricted Stock Agreement, incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated October 21, 2004.

*10.24	Equity Incentive Plan—Form of Stock Option Agreement, incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated October 21, 2004.

*10.25	Outside Directors’ Option Plan—Form of Stock Option Agreement, incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated October 21, 2004.

*10.26	Summary of Outside Director Cash Remuneration.

21.1	Subsidiaries of the Registrant.

23.1	Accountant’s Consent.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Rule 1350 Certification of Chief Executive Officer.

32.2	Rule 1350 Certification of Chief Financial Officer.

*    Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

Date: February 23, 2005	By:	/s/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 2005	By:	/s/ HAROLD M. MESSMER, JR.
Harold M. Messmer, Jr. Chairman of the Board, Chief Executive Officer, and a Director (Principal Executive Officer)

Date: February 23, 2005	By:	/s/ ANDREW S. BERWICK, JR.
Andrew S. Berwick, Jr., Director

Date: February 23, 2005	By:	/s/ FREDERICK P. FURTH
Frederick P. Furth, Director

Date: February 23, 2005	By:	/s/ EDWARD W. GIBBONS
Edward W. Gibbons, Director

Date: February 23, 2005	By:	/s/ THOMAS J. RYAN
Thomas J. Ryan, Director

Date: February 23, 2005	By:	/s/ J. STEPHEN SCHAUB
J. Stephen Schaub, Director

Date: February 23, 2005	By:	/s/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President, Chief Financial Officer and a Director (Principal Financial Officer)

Date: February 23, 2005	By:	/s/ MICHAEL C. BUCKLEY
Michael C. Buckley Vice President-Finance and Treasurer (Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of

Robert Half International Inc.:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal controls over financial reporting referred to in our report dated February 21, 2005, appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 21, 2005

S-1

Schedule II—Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Charged to Expenses	Deductions	Translation Adjustments	Balance at End of Period
Year Ended December 31, 2002
Allowance for doubtful accounts receivable	$14,363	17,988	(20,062)	289	$12,578
Deferred tax valuation allowance	$—	1,889	—	—	$1,889

Year Ended December 31, 2003
Allowance for doubtful accounts receivable	$12,578	11,140	(11,045)	935	$13,608
Deferred tax valuation allowance	$1,889	2,257	—	—	$4,146

Year Ended December 31, 2004
Allowance for doubtful accounts receivable	$13,608	9,721	(6,506)	471	$17,294
Deferred tax valuation allowance	$4,146	5,977	(2,969)	—	$7,154

S-2