Form 10-Q
period 2005-03-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2005-05-05
CIK 315213

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2005:

171,477,687 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in thousands, except share amounts)

	March 31, 2005	December 31, 2004
ASSETS

Cash and cash equivalents	$430,005	$345,283
Marketable securities	22,580	91,526
Accounts receivable, less allowances of $17,695 and $17,294	416,687	391,641
Deferred income taxes and other current assets	98,023	87,866

Total current assets	967,295	916,316
Goodwill and other intangible assets, net	166,499	167,931
Property and equipment, net	96,248	95,783
Deferred income taxes	16,877	18,627

Total assets	$1,246,919	$1,198,657

LIABILITIES

Accounts payable and accrued expenses	$84,167	$72,034
Accrued payroll costs and retirement obligations	215,320	195,634
Income taxes payable	25,385	12,600
Current portion of notes payable and other indebtedness	78	77

Total current liabilities	324,950	280,345
Notes payable and other indebtedness, less current portion	2,246	2,266
Other liabilities	4,204	4,176

Total liabilities	331,400	286,787

Commitments and Contingencies (Note G)

STOCKHOLDERS’ EQUITY

Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 171,769,252 and 172,980,880 shares	172	173
Capital surplus	714,320	702,331
Deferred compensation	(55,640)	(63,944)
Accumulated other comprehensive income	29,696	32,570
Retained earnings	226,971	240,740

Total stockholders’ equity	915,519	911,870

Total liabilities and stockholders’ equity	$1,246,919	$1,198,657

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004

Net service revenues	$769,948	$572,282
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for temporary and risk consulting employees	456,114	356,255

Gross margin	313,834	216,027
Selling, general and administrative expenses	230,315	191,131
Amortization of intangible assets	74	89
Interest income, net	(1,832)	(634)

Income before income taxes	85,277	25,441
Provision for income taxes	33,684	10,025

Net income	$51,593	$15,416

Basic net income per share	$.30	$.09
Diluted net income per share	$.29	$.09

Shares:
Basic	169,898	169,311
Diluted	176,207	174,771

Cash dividends declared per share	$.07	$.00

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
COMMON STOCK—SHARES:
Balance at beginning of period	172,981	171,776
Issuances (forfeitures) of restricted stock	(21)	70
Repurchases of common stock	(1,905)	(1,415)
Exercises of stock options	714	625

Balance at end of period	171,769	171,056

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$173	$172
Issuances of restricted stock	—	—
Repurchases of common stock	(2)	(2)
Exercises of stock options	1	1

Balance at end of period	$172	$171

CAPITAL SURPLUS:
Balance at beginning of period	$702,331	$595,051
Issuances (forfeitures) of, and other changes to, restricted stock—excess over par value	(2,441)	887
Exercises of stock options—excess over par value	10,487	6,747
Tax impact of equity incentive plans	3,943	2,014

Balance at end of period	$714,320	$604,699

DEFERRED COMPENSATION:
Balance at beginning of period	$(63,944)	$(47,408)
Forfeitures (issuances) of, and other changes to, restricted stock	2,441	(887)
Amortization of deferred compensation	5,863	5,190

Balance at end of period	$(55,640)	$(43,105)

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$32,570	$20,018
Translation adjustments, net of tax	(2,874)	(114)

Balance at end of period	$29,696	$19,904

RETAINED EARNINGS:
Balance at beginning of period	$240,740	$220,828
Repurchases of common stock—excess over par value	(53,287)	(31,399)
Cash dividends ($.07 per share)	(12,075)	—
Net income	51,593	15,416

Balance at end of period	$226,971	$204,845

COMPREHENSIVE INCOME:
Net income	$51,593	$15,416
Translation adjustments, net of tax	(2,874)	(114)

Total comprehensive income	$48,719	$15,302

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,593	$15,416
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	74	89
Amortization of deferred compensation	5,863	5,190
Depreciation expense	11,706	13,113
Provision (benefit) for deferred income taxes	(894)	4,157
Tax impact of equity incentive plans	3,943	2,014
Provision for doubtful accounts	1,843	1,761
Changes in assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(28,671)	(43,462)
Increase in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	21,435	29,063
Increase in income taxes payable	12,566	—
Change in other assets, net of change in other liabilities	(6,766)	(2,224)

Net cash flows provided by operating activities	72,692	25,117

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,651)	(8,601)
Decrease (increase) in trusts for employee benefits and retirement plans	(108)	565
Purchases of marketable securities	(430)	(7,026)
Proceeds from sales and maturities of marketable securities	69,376	8,012

Net cash flows provided by (used in) investing activities	56,187	(7,050)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(40,862)	(31,401)
Cash dividends paid	(12,075)	—
Principal payments on notes payable and other indebtedness	(19)	(18)
Proceeds from exercises of stock options	10,488	6,748

Net cash flows used in financing activities	(42,468)	(24,671)

Effect of exchange rate changes on cash and cash equivalents	(1,689)	(464)

Net increase (decrease) in cash and cash equivalents	84,722	(7,068)
Cash and cash equivalents at beginning of period	345,283	286,502

Cash and cash equivalents at end of period	$430,005	$279,434

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$130	$120
Income taxes, net of refunds	$22,134	$8,103

Non-cash items:
Stock repurchases awaiting settlement	$12,427	$—

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2005

Note A—Summary of Significant Accounting Policies

Nature of Operations. Robert Half International Inc. (the “Company”) provides specialized staffing and risk consulting services through such divisions as Accountemps®, Robert Half® Finance & Accounting, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group®, and Protiviti®. The Company, through its Accountemps, Robert Half Finance & Accounting, and Robert Half Management Resources divisions, is the world’s largest specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OfficeTeam specializes in highly skilled temporary administrative support personnel. Robert Half Technology provides information technology professionals. Robert Half Legal provides temporary, project, and full-time staffing of attorneys and specialized support personnel within law firms and corporate legal departments. The Creative Group provides project staffing in the advertising, marketing, and web design fields. Protiviti provides business and technology risk consulting and internal audit services. Protiviti, which primarily employs risk consulting and internal audit professionals formerly associated with major accounting firms, is a wholly-owned subsidiary of the Company. Revenues are predominantly derived from specialized staffing services. The Company operates in the United States, Canada, Europe, Asia, Australia and New Zealand. The Company is a Delaware corporation.

Basis of Presentation. The unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission. The comparative year-end condensed consolidated statement of financial position data presented was derived from audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the periods presented have been included. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2004, included in the annual report on Form 10-K. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for a full year.

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation. In connection with the preparation of this report, the Company concluded that it was appropriate to classify its auction rate securities as marketable securities. Previously, such investments had been classified as cash and cash equivalents. Accordingly, the Company has revised the classification to report these securities as marketable securities in a separate line item on its Condensed Consolidated Statements of Financial Position as of March 31, 2005 and December 31, 2004. Corresponding adjustments have also been made to the Company’s Condensed Consolidated Statements of Cash Flows for the periods ended March 31, 2005 and 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in the Company’s previously reported Consolidated Statements of Cash Flows, or the Company’s previously reported Consolidated Statements of Income for any period.

Principles of Consolidation. The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany balances have been eliminated.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of March 31, 2005, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, income and other taxes, and certain employee retirement plans.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2005

Note A—Summary of Significant Accounting Policies (Continued)

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

Marketable Securities. At March 31, 2005 and December 31, 2004, the Company held $23 million and $92 million, respectively, of marketable securities, which consist of auction rate securities classified as available-for-sale. The Company’s investments in these securities are recorded at cost, which approximates fair market value

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2005

Note A—Summary of Significant Accounting Policies (Continued)

due to their variable interest rates, which typically reset every 35 days, and, despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities. As a result, the Company had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these marketable securities. All income generated from these current investments was recorded as interest income.

Intangible Assets. Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested annually for impairment. The Company’s annual goodwill impairment analysis, which will be performed during the second quarter, is not expected to have a material effect on the Financial Statements. No events have occurred since the most recent goodwill impairment analysis which would require interim testing.

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

Foreign Currency Translation. The results of operations of the Company’s foreign subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company’s foreign subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive income within Stockholders’ Equity. Gains and losses resulting from foreign currency transactions are included as a component of selling, general and administrative expenses in the unaudited Condensed Consolidated Statements of Operations, and have not been material for all periods presented.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2005

Note A—Summary of Significant Accounting Policies (Continued)

Stock Option Plans. The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, the intrinsic value of the options is used to record compensation expense and, as a result, no compensation expense related to stock options is included in determining net income and net income per share in the Financial Statements. Restricted stock grants are accounted for in accordance with APB 25, which mandates that restricted stock grants with performance conditions are calculated using the intrinsic value. Had compensation expense for the stock options and performance-based restricted stock granted been based on the estimated fair value at the award dates, as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company’s pro forma net income and net income per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net Income
As reported	$51,593	$15,416
Stock-based employee compensation expense, net of related tax effects	3,576	3,166
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,235)	(7,099)

Pro forma	$47,934	$11,483

Net Income (Loss) Per Share
Basic
As reported	$.30	$.09
Pro forma	$.28	$.07
Diluted
As reported	$.29	$.09
Pro forma	$.27	$.07

The fair value of each option is estimated, as of the grant date, using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004: expected dividend yields of 0.92% and 0.00% for grants in 2005 and 2004, respectively; expected volatility of 48.0% and 50.9% for 2005 and 2004, respectively; risk-free interest rates of 3.7% and 3.2% for 2005 and 2004, respectively; and expected lives of 6.1 years and 6.0 years for 2005 and 2004, respectively.

The Company expects to adopt the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) on January 1, 2006. Among other things, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period beginning after June 15, 2005.

Property and Equipment. Property and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the following useful lives:

Computer hardware	2 to 3 years
Computer software	2 to 5 years
Furniture and equipment	5 years
Leasehold improvements	Term of lease, 5 years maximum

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2005

Note A—Summary of Significant Accounting Policies (Continued)

Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. The Company capitalized approximately $1.7 million and $1.9 million of internal-use software development costs for the three months ended March 31, 2005 and 2004, respectively.

Note B—New Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R as of January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Note C—Deferred Income Taxes and Other Current Assets

Deferred income taxes and other current assets consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Deferred income taxes	$39,438	$36,794
Deposits in trusts for employee benefits and retirement plans	31,755	31,647
Other	26,830	19,425

	$98,023	$87,866

Note D—Goodwill and Other Intangible Assets, Net

The following table sets forth the activity in goodwill and other intangible assets from December 31, 2004 through March 31, 2005 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balance as of December 31, 2004	$163,732	$4,199	$167,931
Purchase of intangible assets	—	—	—
Translation adjustments	(244)	—	(244)
Decrease in unamortized retirement costs	—	(1,114)	(1,114)

	163,488	3,085	166,573
Amortization of intangible assets	—	(74)	(74)

Balance as of March 31, 2005	$163,488	$3,011	$166,499

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2005

Note D—Goodwill and Other Intangible Assets, Net (Continued)

The estimated remaining amortization expense is $0.2 million for 2005, and $0.2 million thereafter.

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Computer hardware	$100,986	$98,296
Computer software	172,586	168,086
Furniture and equipment	89,958	89,560
Leasehold improvements	69,452	69,203
Other	10,829	10,870

Property and equipment, cost	443,811	436,015
Accumulated depreciation	(347,563)	(340,232)

Property and equipment, net	$96,248	$95,783

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Payroll and benefits	$116,851	$100,507
Employee retirement obligations	47,512	47,825
Workers’ compensation	20,459	19,398
Payroll taxes	30,498	27,904

	$215,320	$195,634

Included in employee benefits and retirement obligations is $42 million at March 31, 2005 and December 31, 2004 related to a defined benefit retirement agreement for the Company’s key executive. The amount of this obligation has been calculated in accordance with the current provisions of the employee’s retirement agreement, which was initially entered into in 1985. The key assumptions used in this calculation include: expected retirement age, mortality, expected post retirement Consumer Price Index increases of 2.7% and 2.9%, and discount rates of 3.8% and 3.8% at March 31, 2005 and December 31, 2004, respectively.

Note G—Commitments and Contingencies

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2005

Note G—Commitments and Contingencies (Continued)

This litigation is at an early stage and it is not feasible to predict the outcome. Accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to vigorously defend against the litigation.

On December 6, 2004, Plaintiffs Ian O’Donnell and David Jolicoeur, on behalf of themselves and a putative class of salaried Staffing Managers, Account Executives and Account Managers, filed a complaint in Massachusetts Superior Court naming the Company and one of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Staffing Managers, Account Executives and Account Managers based in Massachusetts within the past two years have been misclassified under Massachusetts law as exempt employees and seeks an unspecified amount equal to three times their unpaid overtime compensation alleged to be due to them had they been paid as non-exempt, hourly employees, plus costs and legal fees. The complaint also makes similar allegations under the U.S. Fair Labor Standards Act on behalf of all Staffing Managers, Account Executives and Account Managers employed in any state other than Massachusetts and California within the past three years and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees, plus an equal amount as liquidated damages. The case has been removed to the United States District Court for the District of Massachusetts. This litigation is at an early stage and it is not feasible to predict the outcome. Accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to vigorously defend against the litigation.

The Company is involved in a number of other lawsuits arising in the ordinary course of business. While management does not expect any of these matters to have a material adverse effect on the Company’s results of operations, financial position or cash flows, litigation is subject to certain inherent uncertainties.

Note H—Stock Plans

Under various stock plans, officers, employees and outside directors have received grants of restricted stock or options to purchase common stock. Grants have been made at the discretion of a Committee of the Board of Directors. Grants generally vest in four years.

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

The Company accounts for these plans under APB 25. Therefore, the intrinsic value of the options is used to record compensation expense and, as a result, no compensation expense has been recognized for its stock option plans. As required by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), calculations of pro forma net income and net income per share, computed in accordance with the method prescribed by SFAS 123, are set forth in Note A to the Financial Statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2005

Note I—Net Income Per Share

The calculation of net income per share for the three months ended March 31, 2005 and 2004 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net Income	$51,593	$15,416
Basic:
Weighted average shares	169,898	169,311

Diluted:
Weighted average shares	169,898	169,311
Potentially dilutive shares	6,309	5,460

Diluted shares	176,207	174,771

Net Income Per Share:
Basic	$.30	$.09
Diluted	$.29	$.09

The weighted average diluted common shares outstanding for the three months ended March 31, 2005 and 2004 excludes the dilutive effect of approximately 0.4 million and 2.3 million options, respectively, since such options have an exercise price in excess of the respective period’s average market value of the Company’s common stock. Had such options been included, the dilutive effect would have been calculated using the treasury method.

The computation of potentially dilutive shares includes unvested restricted stock.

Note J—Business Segments

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2005

Note J—Business Segments (Continued)

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results (in thousands):

	Three Months Ended March 31,
	2005	2004
Net service revenues
Temporary and consultant staffing	$612,972	$489,714
Permanent placement staffing	46,229	28,858
Risk consulting and internal audit services	110,747	53,710

	$769,948	$572,282

Operating income
Temporary and consultant staffing	$52,107	$18,999
Permanent placement staffing	9,532	2,673
Risk consulting and internal audit services	21,880	3,224

	83,519	24,896
Amortization of intangible assets	74	89
Interest income, net	(1,832)	(634)

Income before income taxes	$85,277	$25,441

Note K—Subsequent Event

On May 3, 2005, the Company announced a quarterly dividend of $.07 per share to be paid to all shareholders of record on May 25, 2005. The dividend will be paid on June 15, 2005.

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

Goodwill Impairment. The Company assesses the impairment of goodwill and identifiable intangible assets annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. This assessment is based upon a discounted cash flow analysis. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by management. The Company’s estimates of discounted cash flow may differ from actual cash flow due to, among other things, economic conditions, changes to its business model or changes in its operating performance. Significant differences between these estimates and actual cash flow could materially affect the future financial results of the Company. The Company’s annual goodwill impairment analysis, which will be performed during the second quarter, is not expected to have a material effect on the financial statements.

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

The Company expects to adopt the provisions of SFAS 123R on January 1, 2006. Among other things, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R as of January 31, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Results of Operations for the Three Months Ended March 31, 2005 and 2004

Temporary and consultant staffing services revenues were $613 million and $490 million for the three months ended March 31, 2005 and 2004, respectively, increasing by 25% during the three months ended March 31, 2005 compared to the same period in 2004. Permanent placement revenues were $46 million and $29 million for the three months ended March 31, 2005 and 2004, respectively, increasing by 60% during the three months ended March 31, 2005 compared to the same period in 2004. Improvement in the U.S. labor markets contributed to the increase in temporary and permanent staffing services revenues for the three months ended March 31, 2005. Risk consulting and internal audit services revenues were $111 million and $54 million for the three months ended March 31, 2005 and 2004, respectively, increasing by 106% during the three months ended March 31, 2005 compared to the same period in 2004. The 2005 increase in risk consulting and internal audit services revenues is primarily due to increased brand acceptance in the marketplace and demand related to increased focus on internal accounting controls and other corporate governance requirements, including the Sarbanes-Oxley Act of 2002. There can be no assurances that there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services, or that future results can be reliably predicted by considering past trends or extrapolating past results. We expect total Company revenues to continue to be impacted by general macroeconomic conditions in 2005.

The Company’s temporary and permanent staffing services business has more than 330 offices in 42 states, the District of Columbia and ten foreign countries, while Protiviti has more than 35 offices in 20 states and eight foreign countries. Revenues from domestic operations represented 81% of revenues for both the three months ended March 31, 2005 and 2004. Revenues from foreign operations represented 19% of revenues for both the three months ended March 31, 2005 and 2004.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement staffing services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services were $223 million and $171 million for the three months ended March 31, 2005 and 2004, respectively, increasing by 30% in 2005. Gross margin amounts equaled 36% and 35% of revenues for temporary and consultant staffing services for the three months ended March 31, 2005 and 2004, respectively. The higher 2005 temporary and consultant gross margin percentage is primarily the result of higher bill rates and conversion revenues. Gross margin dollars for the Company’s permanent placement staffing division were $46 million and $29 million for the three months ended March 31, 2005 and 2004, respectively, increasing by 60% in 2005. Gross margin dollars for the Company’s risk consulting and internal audit division were $45 million and $16 million for the three months ended March 31, 2005 and 2004, respectively. Gross margin amounts equaled 41% and 30% of revenues for risk consulting and internal audit services for the three months ended March 31, 2005 and 2004, respectively. The 2005 improvement in risk consulting and internal audit services gross margin is primarily the result of higher revenues and improved leveraging of employee compensation costs.

Selling, general and administrative expenses were $230 million in the three months ended March 31, 2005, compared to $191 million in the same period on 2004. Selling, general and administrative expenses as a percentage of revenues were 30% and 33% for the three months ended March 31, 2005 and 2004, respectively. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The lower 2005 selling, general and administrative expense percentage resulted primarily from leveraging fixed operating costs.

For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested annually for impairment.The Company’s annual goodwill impairment analysis, which is not expected to have a material effect on the financial statements, will be performed in the second quarter. Net intangible assets, consisting primarily of goodwill, represented 13% of total assets and 18% of total stockholders’ equity at March 31, 2005.

Interest income for the three months ended March 31, 2005 and 2004 was $2.1 million and $0.8 million, respectively, while interest expense for the three months ended March 31, 2005 and 2004 was $0.3 million and $0.2 million, respectively. Higher average cash balances and higher interest rates during the three months ended March 31, 2005 yielded higher interest income.

The provision for income taxes was 39% of income before taxes for both the three months ended March 31, 2005 and 2004.

Liquidity and Capital Resources

The change in the Company’s liquidity during the three months ended March 31, 2005 and 2004 is primarily the net effect of funds generated by operations and investments and the funds used for capital expenditures, repurchases of common stock, payment of dividends and principal payments on outstanding notes payable.

In connection with the preparation of this report, the Company concluded that it was appropriate to classify its auction rate securities as marketable securities. Previously, such investments had been classified as cash and cash equivalents. Accordingly, adjustments have been made to the Company’s Condensed Consolidated Statements of Cash Flows for the periods ended March 31, 2005 and 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents.

Cash, cash equivalents and marketable securities were $453 million and $368 million at March 31, 2005 and 2004, respectively. Operating activities and investing activities provided $73 million and $56 million during the three months ended March 31, 2005, respectively, partially offset by $42 million used in financing activities. Operating activities provided $25 million during the three months ended March 31, 2004, partially offset by $7 million and $25 million of net cash used in investing activities and financing activities, respectively.

Operating activities—Net cash provided by operating activities for the three months ended March 31, 2005 was composed of net income of $52 million adjusted for non-cash items of $23 million, and net cash used for changes in working capital of $2 million. Net cash provided by operating activities for the three months ended March 31, 2004 was composed of net income of $15 million adjusted for non-cash items of $26 million, and net cash used for changes in working capital of $16 million.

Investing activities—Cash provided by investing activities for the three months ended March 31, 2005 was $56 million. This was primarily the sale of marketable securities of $69 million, partially offset by capital expenditures of $13 million. Cash used in investing activities for the three months ended March 31, 2004 was $7 million. This was primarily capital expenditures of $8 million, partially offset by a decrease in marketable securities of $1 million.

Financing activities—Cash used in financing activities for the three months ended March 31, 2005 was $42 million. This included $12 million in cash dividends to stockholders and repurchases of $41 million in common stock, partially offset by proceeds of $11 million from exercises of stock options. Cash used in financing activities for the three months ended March 31, 2004 was $25 million. This included cash paid for common stock repurchases of $32 million, partially offset by proceeds of $7 million from exercises of stock options.

As of March 31, 2005, the Company is authorized to repurchase, from time to time, up to 5.4 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the three months ended March 31, 2005 and 2004, the Company repurchased approximately 1.6 million and 0.9 million shares of common stock on the open market for a total cost of $43 million and $20 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. During the three months ended March 31, 2005 and 2004, such repurchases totaled approximately 0.4 million and 0.5 million shares at a cost of $10 million, and $11 million, respectively. Repurchases of securities have been funded with cash generated from operations.

The Company’s working capital at March 31, 2005 included $453 million in cash, cash equivalents and marketable securities. The Company’s working capital requirements relate primarily to accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short- and long-term basis.

On May 3, 2005, the Company announced a quarterly dividend of $.07 per share to be paid to all shareholders of record on May 25, 2005. The dividend will be paid on June 15, 2005.

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

For the three months ended March 31, 2005, approximately 19% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans(c)
January 1, 2005 to January 31, 2005	196,324	(a)	$28.55	—	6,910,482
February 1, 2005 to February 28, 2005	844,338	(b)	$28.69	690,000	6,220,482
March 1, 2005 to March 31, 2005	864,500		$27.13	864,500	5,355,982

(a)	Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(b)	Includes 154,338 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(c)	In October 1997, the Company’s Board of Directors authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. Since plan inception a total of 38,000,000 shares have been authorized for repurchase, of which 32,644,018 shares have been repurchased as of March 31, 2005.

Item 6.	Exhibits

10.1	Stock Incentive Plan, incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

10.2	Annual Performance Bonus Plan, incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

10.3	Stock Incentive Plan—Form of Restricted Share Agreement for Executive Officers, incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

10.4	Stock Incentive Plan—Form of Stock Option Agreement for Executive Officers, incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

10.5	Stock Incentive Plan—Form of Restricted Share Agreement for Outside Directors, incorporated by reference to Exhibit 99.5 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

10.6	Stock Incentive Plan—Form of Stock Option Agreement for Outside Directors, incorporated by reference to Exhibit 99.6 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

/s/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: May 5, 2005