Form 10-Q
period 2005-06-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2005-08-03
CIK 315213

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2005:

169,311,939 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in thousands, except share amounts)

	June 30, 2005	December 31, 2004
ASSETS

Cash and cash equivalents	$441,057	$345,283
Marketable securities	—	91,526
Accounts receivable, less allowances of $17,682 and $17,294	417,248	391,641
Deferred income taxes and other current assets	92,208	87,866

Total current assets	950,513	916,316
Goodwill and other intangible assets, net	166,660	167,931
Property and equipment, net	93,841	95,783
Deferred income taxes	20,430	18,627

Total assets	$1,231,444	$1,198,657

LIABILITIES

Accounts payable and accrued expenses	$76,202	$72,034
Accrued payroll costs and retirement obligations	244,360	195,634
Income taxes payable	26,409	12,600
Current portion of notes payable and other indebtedness	348	77

Total current liabilities	347,319	280,345
Notes payable and other indebtedness, less current portion	2,753	2,266
Other liabilities	3,824	4,176

Total liabilities	353,896	286,787

Commitments and Contingencies (Note G)

STOCKHOLDERS’ EQUITY

Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 168,602,992 and 172,980,880 shares	169	173
Capital surplus	717,919	702,331
Deferred compensation	(50,286)	(63,944)
Accumulated other comprehensive income	22,592	32,570
Retained earnings	187,154	240,740

Total stockholders’ equity	877,548	911,870

Total liabilities and stockholders’ equity	$1,231,444	$1,198,657

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net service revenues	$816,711	$641,230	$1,586,659	$1,213,512
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for temporary and risk consulting employees	480,430	386,598	936,544	742,853

Gross margin	336,281	254,632	650,115	470,659
Selling, general and administrative expenses	244,071	198,977	474,386	390,108
Amortization of intangible assets	74	738	148	827
Interest income, net	(2,147)	(744)	(3,979)	(1,378)

Income before income taxes	94,283	55,661	179,560	81,102
Provision for income taxes	37,054	23,220	70,738	33,245

Net income	$57,229	$32,441	$108,822	$47,857

Basic net income per share	$.34	$.19	$.65	$.28
Diluted net income per share	$.33	$.18	$.62	$.27

Shares:
Basic	167,285	169,785	168,585	169,548
Diluted	172,387	176,889	174,304	175,965

Cash dividends declared per share	$.07	$.06	$.14	$.06

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share amounts)

	Six Months Ended June 30,
	2005	2004
COMMON STOCK—SHARES:
Balance at beginning of period	172,981	171,776
Net issuances of restricted stock	51	71
Repurchases of common stock	(5,304)	(1,487)
Exercises of stock options	875	1,926

Balance at end of period	168,603	172,286

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$173	$172
Net issuances of restricted stock	—	—
Repurchases of common stock	(5)	(2)
Exercises of stock options	1	2

Balance at end of period	$169	$172

CAPITAL SURPLUS:
Balance at beginning of period	$702,331	$595,051
Net issuances of, and other changes to, restricted stock—excess over par value	(2,143)	5,844
Exercises of stock options—excess over par value	12,925	27,398
Tax impact of equity incentive plans	4,806	7,884

Balance at end of period	$717,919	$636,177

DEFERRED COMPENSATION:
Balance at beginning of period	$(63,944)	$(47,408)
Net issuances of, and other changes to, restricted stock	2,143	(5,844)
Amortization of deferred compensation	11,515	10,500

Balance at end of period	$(50,286)	$(42,752)

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$32,570	$20,018
Translation adjustments, net of tax	(9,978)	(2,906)

Balance at end of period	$22,592	$17,112

RETAINED EARNINGS:
Balance at beginning of period	$240,740	$220,828
Repurchases of common stock—excess over par value	(138,504)	(33,430)
Cash dividends ($.14 per share and $.06 per share)	(23,904)	(10,324)
Net income	108,822	47,857

Balance at end of period	$187,154	$224,931

COMPREHENSIVE INCOME:
Net income	$108,822	$47,857
Translation adjustments, net of tax	(9,978)	(2,906)

Total comprehensive income	$98,844	$44,951

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$108,822	$47,857
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	148	827
Amortization of deferred compensation	11,515	10,500
Depreciation expense	23,538	24,642
Provision (benefit) for deferred income taxes	6,021	(907)
Tax impact of equity incentive plans	4,806	7,884
Provision for doubtful accounts	3,526	2,739
Changes in assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(35,094)	(82,934)
Increase in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	56,083	53,803
Increase in income taxes payable	13,266	10,873
Change in other assets, net of change in other liabilities	(9,371)	234

Net cash flows provided by operating activities	183,260	75,518

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of goodwill and other intangible assets and other assets	(2,746)	(1,112)
Capital expenditures	(21,473)	(13,200)
Decrease (increase) in trusts for employee benefits and retirement plans	(923)	209
Purchases of marketable securities	(602)	(13,789)
Proceeds from sales and maturities of marketable securities	92,128	13,363

Net cash flows provided by (used in) investing activities	66,384	(14,529)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(137,798)	(33,432)
Cash dividends paid	(23,904)	(10,324)
Increase (decrease) in notes payable and other indebtedness	758	(35)
Proceeds from exercises of stock options	12,926	27,400

Net cash flows used in financing activities	(148,018)	(16,391)

Effect of exchange rate changes on cash and cash equivalents	(5,852)	(2,040)

Net increase in cash and cash equivalents	95,774	42,558
Cash and cash equivalents at beginning of period	345,283	286,502

Cash and cash equivalents at end of period	$441,057	$329,060

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$257	$239
Income taxes, net of refunds	$51,061	$13,208

Purchase of goodwill and other intangible assets and other assets:
Goodwill and other intangible assets	$—	$1,112
Other assets	2,746	—

Cash paid, net of cash acquired	$2,746	$1,112

Non-cash items:
Stock repurchases awaiting settlement	$711	$—

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2005

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

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation. In connection with the preparation of its report on Form 10-Q for the quarterly period ended March 31, 2005, the Company concluded that it was appropriate to classify its auction rate securities as marketable securities. Previously, such investments had been classified as cash and cash equivalents. Accordingly, the Company has revised the classification to report these securities as marketable securities in a separate line item on its Condensed Consolidated Statements of Financial Position as of December 31, 2004. As of June 30, 2005 the Company had no marketable securities. Corresponding adjustments have also been made to the Company’s Condensed Consolidated Statements of Cash Flows for the periods ended June 30, 2005 and 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in the Company’s previously reported Consolidated Statements of Cash Flows, or the Company’s previously reported Consolidated Statements of Operations for any period.

As of December 31, 2004 and 2003, $92 million and $90 million, respectively, of these current investments were classified as cash and cash equivalents on the Company’s Consolidated Statements of Financial Position.

For the years ended December 31, 2004, 2003 and 2002, net cash used in investing activities related to these current investments of $2 million, $1 million and $2 million, respectively, were included in cash and cash equivalents in the Company’s Consolidated Statements of Cash Flows.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2005

Note A—Summary of Significant Accounting Policies (Continued)

Principles of Consolidation. The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany balances have been eliminated.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of June 30, 2005, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, income and other taxes, and certain employee retirement plans.

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

June 30, 2005

Note A—Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity at the date of purchase of three months or less as cash equivalents.

Marketable Securities. During the three months ended June 30, 2005, the Company sold all of its marketable securities. At December 31, 2004, the Company held $92 million of marketable securities, which consisted of auction rate securities classified as available-for-sale. The Company’s investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 35 days, and, despite the long-term nature of their stated contractual maturities, the Company had the ability to quickly liquidate these securities. As a result, the Company has no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these marketable securities. All income generated from these current investments is recorded as interest income.

Intangible Assets. Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested annually for impairment. The Company completed its annual goodwill impairment analysis during the three months ended June 30, 2005 and determined that no adjustment to the carrying value of goodwill was required.

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

June 30, 2005

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Income
As reported	$57,229	$32,441	$108,822	$47,857
Stock-based employee compensation expense, net of related tax effects	3,448	3,239	7,024	6,405
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,484)	(6,775)	(15,718)	(13,874)

Pro forma	$52,193	$28,905	$100,128	$40,388

Net Income Per Share
Basic
As reported	$.34	$.19	$.65	$.28
Pro forma	$.31	$.17	$.59	$.24
Diluted
As reported	$.33	$.18	$.62	$.27
Pro forma	$.31	$.17	$.58	$.23

The fair value of each option is estimated, as of the grant date, using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004: expected dividend yields of 0.95% to 1.10% and 0.90% for grants in 2005 and 2004, respectively; expected volatility of 45.0% to 47.5% and 50.9% for 2005 and 2004, respectively; risk-free interest rates of 3.7% to 3.9% and 3.5% to 3.6% for 2005 and 2004, respectively; and expected lives of 6.1 years and 6.0 years for 2005 and 2004, respectively.

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

June 30, 2005

Note A—Summary of Significant Accounting Policies (Continued)

Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. The Company capitalized approximately $2.7 million and $3.3 million of internal-use software development costs for the six months ended June 30, 2005 and 2004, respectively.

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

Note C—Deferred Income Taxes and Other Current Assets

Deferred income taxes and other current assets consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Deferred income taxes	$28,969	$36,794
Deposits in trusts for employee benefits and retirement plans	32,570	31,647
Other	30,669	19,425

	$92,208	$87,866

Note D—Goodwill and Other Intangible Assets, Net

The following table sets forth the activity in goodwill and other intangible assets from December 31, 2004 through June 30, 2005 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balance as of December 31, 2004	$163,732	$4,199	$167,931
Translation adjustments	(761)	—	(761)
Decrease in unamortized retirement costs	—	(362)	(362)

	162,971	3,837	166,808
Amortization of intangible assets	—	(148)	(148)

Balance as of June 30, 2005	$162,971	$3,689	$166,660

The estimated remaining amortization expense is $0.1 million for 2005, and $0.2 million thereafter.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2005

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Computer hardware	$103,210	$98,296
Computer software	177,886	168,086
Furniture and equipment	88,240	89,560
Leasehold improvements	69,990	69,203
Other	10,859	10,870

Property and equipment, cost	450,185	436,015
Accumulated depreciation	(356,344)	(340,232)

Property and equipment, net	$93,841	$95,783

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Payroll and benefits	$146,911	$100,507
Employee retirement obligations	48,960	47,825
Workers’ compensation	20,191	19,398
Payroll taxes	28,298	27,904

	$244,360	$195,634

Included in employee benefits and retirement obligations is $43 million at June 30, 2005 and $42 million at December 31, 2004 related to a defined benefit retirement agreement for the Company’s key executive. The amount of this obligation has been calculated in accordance with the current provisions of the employee’s retirement agreement, which was initially entered into in 1985. The key assumptions used in this calculation include: expected retirement age, mortality, expected post retirement Consumer Price Index increases of 2.8% and 2.9%, and discount rates of 3.7% and 3.8% at June 30, 2005 and December 31, 2004, respectively.

Note G—Commitments and Contingencies

The Company has entered into a number of operating lease agreements, primarily for office premises, with various renewal options. The approximate minimum rental commitments for the remaining six months in 2005 and thereafter under non-cancelable leases in effect at June 30, 2005 were as follows (in thousands):

2005 (July through December)	$37,703
2006	65,671
2007	55,308
2008	44,312
2009	36,958
Thereafter	43,900

$283,852

On September 10, 2004, Plaintiff Mark Lafitte, on behalf of a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2005

Note G—Commitments and Contingencies (Continued)

wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees. In addition, the plaintiff seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. This litigation is at an early stage and it is not feasible to predict the outcome. Accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to vigorously defend against the litigation.

On December 6, 2004, Plaintiffs Ian O’Donnell and David Jolicoeur, on behalf of themselves and a putative class of salaried Staffing Managers, Account Executives and Account Managers, filed a complaint in Massachusetts Superior Court naming the Company and one of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Staffing Managers, Account Executives and Account Managers based in Massachusetts within the past two years have been misclassified under Massachusetts law as exempt employees and seeks an unspecified amount equal to three times their unpaid overtime compensation alleged to be due to them had they been paid as non-exempt, hourly employees, plus costs and legal fees. The complaint also makes similar allegations under the U.S. Fair Labor Standards Act on behalf of all Staffing Managers, Account Executives and Account Managers employed in any state other than Massachusetts and California within the past three years and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees, plus an equal amount as liquidated damages. The case has been removed to the United States District Court for the District of Massachusetts. Plaintiffs have filed a motion with the Court seeking permission to mail to the class a notice of the case and right to opt in the case as an additional Plaintiff. The Company has opposed the motion. Because the litigation is at an early stage, it is not feasible to predict its outcome. Accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to vigorously defend against the litigation.

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

June 30, 2005

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

Note I—Net Income Per Share

The calculation of net income per share for the three and six months ended June 30, 2005 and 2004 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Income	$57,229	$32,441	$108,822	$47,857
Basic:
Weighted average shares	167,285	169,785	168,585	169,548

Diluted:
Weighted average shares	167,285	169,785	168,585	169,548
Potentially dilutive shares	5,102	7,104	5,719	6,417

Diluted shares	172,387	176,889	174,304	175,965

Net Income Per Share:
Basic	$.34	$.19	$.65	$.28
Diluted	$.33	$.18	$.62	$.27

The weighted average diluted common shares outstanding for the three and six months ended June 30, 2005 excludes the dilutive effect of approximately 3.4 million and 1.2 million options, respectively, since such options have an exercise price in excess of the respective period’s average market value of the Company’s common stock. The weighted average diluted common shares outstanding for the three and six months ended June 30, 2004 excludes the dilutive effect of approximately 0.3 million and 1.6 million options, respectively. Had such options been included, the dilutive effect would have been calculated using the treasury method.

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2005

Note J—Business Segments (Continued)

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net service revenues
Temporary and consultant staffing	$649,505	$533,472	$1,262,477	$1,023,186
Permanent placement staffing	55,298	34,309	101,527	63,167
Risk consulting and internal audit services	111,908	73,449	222,655	127,159

	$816,711	$641,230	$1,586,659	$1,213,512

Operating income
Temporary and consultant staffing	$58,020	$37,230	$110,127	$56,229
Permanent placement staffing	13,218	5,583	22,750	8,256
Risk consulting and internal audit services	20,972	12,842	42,852	16,066

	92,210	55,655	175,729	80,551
Amortization of intangible assets	74	738	148	827
Interest income, net	(2,147)	(744)	(3,979)	(1,378)

Income before income taxes	$94,283	$55,661	$179,560	$81,102

Note K—Subsequent Events

On August 2, 2005, the Company announced a quarterly dividend of $.07 per share to be paid to all shareholders of record on August 25, 2005. The dividend will be paid on September 15, 2005.

On August 2, 2005, the Company authorized the repurchase, from time to time, of up to 10 million shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. This authorization is in addition to the 2 million shares remaining under the existing repurchase program.

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

Goodwill Impairment. The Company assesses the impairment of goodwill and identifiable intangible assets annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. This assessment is based upon a discounted cash flow analysis. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by management. The Company’s estimates of discounted cash flow may differ from actual cash flow due to, among other things, economic conditions, changes to its business model or changes in its operating performance. Significant differences between these estimates and actual cash flow could materially affect the future financial results of the Company. The Company completed its annual goodwill impairment analysis during the three months ended June 30, 2005 and determined that no adjustment to the carrying value of goodwill was required.

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

Results of Operations for the Three and Six Months Ended June 30, 2005 and 2004

Temporary and consultant staffing services revenues were $649 million and $533 million for the three months ended June 30, 2005 and 2004, respectively, increasing by 22% during the three months ended June 30, 2005 compared to the same period in 2004. Temporary and consultant staffing services revenues were $1.3 billion and $1.0 billion for the six months ended June 30, 2005 and 2004, respectively, increasing by 23% during the six months ended June 30, 2005 compared to the same period in 2004. Permanent placement revenues were $56 million and $34 million for the three months ended June 30, 2005 and 2004, respectively, increasing by 61% during the three months ended June 30, 2005 compared to the same period in 2004. Permanent placement revenues were $102 million and $63 million for the six months ended June 30, 2005 and 2004, respectively, increasing by 61% during the six months ended June 30, 2005 compared to the same period in 2004. Improvement in the U.S. labor markets contributed to the increase in temporary and permanent staffing services revenues for the three and six months ended June 30, 2005. Risk consulting and internal audit services revenues were $112 million and $73 million for the three months ended June 30, 2005 and 2004, respectively, increasing by 52% during the three months ended June 30, 2005 compared to the same period in 2004. Risk consulting and internal audit services revenues were $223 million and $127 million for the six months ended June 30, 2005 and 2004, respectively, increasing by 75% during the six months ended June 30, 2005 compared to the same period in 2004. The 2005 increase in risk consulting and internal audit services revenues is primarily due to increased brand acceptance in the marketplace and demand related to increased focus on internal accounting controls and other corporate governance requirements, including the Sarbanes-Oxley Act of 2002. There can be no assurances that there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services, or that future results can be reliably predicted by considering past trends or extrapolating past results. We expect total Company revenues to continue to be impacted by general macroeconomic conditions in 2005.

The Company’s temporary and permanent staffing services business has more than 330 offices in 42 states, the District of Columbia and eleven foreign countries, while Protiviti has more than 35 offices in 20 states and eight foreign countries. Revenues from foreign operations represented 19% and 17% of revenues for the three months ended June 30, 2005 and 2004, respectively. Revenues from foreign operations represented 19% and 18% of revenues for the six months ended June 30, 2005 and 2004, respectively.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement staffing services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services were $235 million and $192 million for the three months ended June 30, 2005 and 2004, respectively, increasing by 22% in 2005. Gross margin dollars for the Company’s temporary and consultant staffing services were $458 million and $363 million for the six months ended June 30, 2005 and 2004, respectively, increasing by 26% in 2005. Gross margin amounts equaled 36% of revenues for temporary and consultant staffing services for both the three and six months ended June 30, 2005, compared to 36% for both the three and six months ended June 30, 2004. Gross margin dollars for the Company’s permanent placement staffing division were $56 million and $34 million for the three months ended June 30, 2005 and 2004, respectively, increasing by 61% in 2005. Gross margin dollars for the Company’s permanent placement staffing division were $102 million and $63 million for the six months ended June 30, 2005 and 2004, respectively, increasing by 61% in 2005. Gross margin dollars for the Company’s risk consulting and internal audit division were $46 million and $28 million for the three months ended June 30, 2005 and 2004, respectively, increasing by 62% in 2005. Gross margin dollars for the Company’s risk consulting and internal audit division were $91 million and $44 million for the six months ended June 30, 2005 and 2004, respectively, increasing by 106% in 2005. Gross margin amounts equaled 41% and 38% of revenues for risk consulting and internal audit services for the three months ended June 30, 2005 and 2004, respectively. Gross margin amounts equaled 41% and 35% of revenues for risk consulting and internal audit services for the six months ended June 30, 2005 and 2004, respectively. The 2005 improvement in risk consulting and internal audit services gross margin percentages is primarily the result of higher revenues and improved leveraging of employee compensation costs.

Selling, general and administrative expenses were $244 million and $474 million in the three and six months ended June 30, 2005, respectively, compared to $199 million and $390 million during the three and six months ended June 30, 2004, respectively. Selling, general and administrative expenses as a percentage of revenues were 30% for both the three and six months ended June 30, 2005, compared to 31% and 32% for the three and six months ended June 30, 2004. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The lower 2005 selling, general and administrative expense percentage resulted primarily from leveraging fixed operating costs.

For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested annually for impairment. The Company completed its annual goodwill impairment analysis during the three months ended June 30, 2005 and determined that no adjustment to the carrying value of goodwill was required. Net intangible assets, consisting primarily of goodwill, represented 14% of total assets and 19% of total stockholders’ equity at June 30, 2005.

Interest income for the three months ended June 30, 2005 and 2004 was $2.4 million and $1.0 million, respectively, while interest expense for both the three months ended June 30, 2005 and 2004 was $0.3 million. Interest income for the six months ended June 30, 2005 and 2004 was $4.5 million and $1.8 million, respectively, while interest expense for the six months ended June 30, 2005 and 2004 was $0.5 million and $0.4 million, respectively. Higher average cash balances and higher interest rates during the three and six months ended June 30, 2005 yielded higher interest income.

The provision for income taxes was 39% and 42% of income before taxes for the three months ended June 30, 2005 and 2004, respectively, and 39% and 41% for the six months ended June 30, 2005 and 2004, respectively. The decrease in 2005 is due primarily to the diminishing impact of permanent non-deductible tax items, which became increasingly less significant relative to the Company’s improved financial results.

Liquidity and Capital Resources

The change in the Company’s liquidity during the six months ended June 30, 2005 and 2004 is primarily the net effect of funds generated by operations and investments and the funds used for capital expenditures, repurchases of common stock, payment of dividends and principal payments on outstanding notes payable.

In connection with the preparation of its report on Form 10-Q for the quarterly period ended March 31, 2005, the Company concluded that it was appropriate to classify its auction rate securities as marketable securities. Previously, such investments had been classified as cash and cash equivalents. Accordingly, adjustments have been made to the Company’s Condensed Consolidated Statements of Cash Flows for the periods ended June 30, 2005 and 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents.

Cash, cash equivalents and marketable securities were $441 million and $420 million at June 30, 2005 and 2004, respectively. Operating activities and investing activities provided $183 million and $66 million during the six months ended June 30, 2005, respectively, partially offset by $148 million used in financing activities. Operating activities provided $76 million during the six months ended June 30, 2004, partially offset by $15 million and $16 million of net cash used in investing activities and financing activities, respectively.

Operating activities—Net cash provided by operating activities for the six months ended June 30, 2005 was composed of net income of $109 million adjusted for non-cash items of $49 million, and net cash provided by changes in working capital of $25 million. Net cash provided by operating activities for the six months ended

June 30, 2004 was composed of net income of $48 million adjusted for non-cash items of $46 million, and net cash used for changes in working capital of $18 million.

Investing activities—Cash provided by investing activities for the six months ended June 30, 2005 was $66 million. This amount was primarily the result of the sale of marketable securities of $92 million, partially offset by capital expenditures of $21 million and purchases of other assets of $3 million. Cash used in investing activities for the six months ended June 30, 2004 was $15 million. This resulted primarily from capital expenditures of $13 million and purchases of goodwill and other assets of $1 million.

Financing activities—Cash used in financing activities for the six months ended June 30, 2005 was $148 million. This included $24 million in cash dividends to stockholders and repurchases of $138 million in common stock, partially offset by proceeds of $13 million from exercises of stock options. Cash used in financing activities for the six months ended June 30, 2004 was $16 million. This included cash paid for common stock repurchases of $33 million and cash dividends to stockholders of $10 million, partially offset by proceeds of $27 million from exercises of stock options.

On August 2, 2005, the Company authorized the repurchase, from time to time, of up to 10 million shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. This authorization is in addition to the 2 million shares remaining under the existing repurchase program. During the six months ended June 30, 2005 and 2004, the Company repurchased approximately 4.9 million and 0.9 million shares of common stock on the open market for a total cost of $128.4 million and $19.9 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. During the six months ended June 30, 2005 and 2004, such repurchases totaled approximately 0.4 million and 0.6 million shares at a cost of $10.1 million and $13.5 million, respectively. Repurchases of securities have been funded with cash generated from operations.

The Company’s working capital at June 30, 2005 included $441 million in cash and cash equivalents. The Company’s working capital requirements relate primarily to accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short- and long-term basis.

On August 2, 2005, the Company announced a quarterly dividend of $.07 per share to be paid to all shareholders of record on August 25, 2005. The dividend will be paid on September 15, 2005.

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

For the six months ended June 30, 2005, approximately 19% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, and Euro, have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans(b)
April 1, 2005 to April 30, 2005	1,219,400		$24.72	1,219,400	4,136,582
May 1, 2005 to May 31, 2005	1,847,362	(a)	$25.42	1,842,200	2,294,382
June 1, 2005 to June 30, 2005	332,000		$24.44	332,000	1,962,382

(a)	Includes 5,162 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(b)	In October 1997, the Company’s Board of Directors authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. Since plan inception a total of 38,000,000 shares have been authorized for repurchase, of which 36,037,618 shares have been repurchased as of June 30, 2005.
Item 4.	Submission of Matters to a Vote of Security Holders

On May 3, 2005, registrant held its annual meeting of stockholders. The four matters presented to stockholders at the annual meeting were (a) the election of seven directors, (b) the approval of the Stock Incentive Plan, (c) the approval of the Annual Performance Bonus Plan and (d) the ratification of the appointment of PricewaterhouseCoopers, LLP as auditors for 2005.

The vote for director was as follows:

Nominee	Shares For	Shares Withheld
Andrew S. Berwick, Jr.	155,870,388	6,209,014
Frederick P. Furth	155,919,611	6,159,791
Edward W. Gibbons	156,593,141	5,486,261
Harold M. Messmer, Jr.	155,830,861	6,248,541
Thomas J. Ryan	156,497,754	5,581,648
J. Stephen Schaub	156,594,506	5,484,896
M. Keith Waddell	150,287,920	11,791,482

The proposal regarding the Stock Incentive Plan was approved by the following vote:

For:	99,599,369
Against:	47,234,056
Abstain:	2,871,595
Broker Non-Vote:	12,374,382

The proposal regarding the Annual Performance Bonus Plan was approved by the following vote:

For:	152,341,883
Against:	6,841,964
Abstain:	2,895,555
Broker Non-Vote:	0

The proposal regarding the ratification of the appointment of PricewaterhouseCoopers, LLP as auditors for 2005 was approved by the following vote:

For:	159,246,895
Against:	31,580
Abstain:	2,800,927

Item 6.	Exhibits

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

3.2	By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

/s/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: August 3, 2005