Form 10-Q
period 2005-09-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2005-11-04
CIK 315213

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31 , 2005:

170,305,970 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in thousands, except share amounts)

	September 30, 2005	December 31, 2004
ASSETS

Cash and cash equivalents	$420,726	$345,283
Marketable securities	—	91,526
Accounts receivable, less allowances of $20,804 and $17,294	456,415	391,641
Deferred income taxes and other current assets	101,401	87,866

Total current assets	978,542	916,316
Goodwill and other intangible assets, net	168,733	167,931
Property and equipment, net	100,122	95,783
Deferred income taxes	23,735	18,627

Total assets	$1,271,132	$1,198,657

LIABILITIES

Accounts payable and accrued expenses	$83,935	$72,034
Accrued payroll costs and retirement obligations	250,275	195,634
Income taxes payable	16,269	12,600
Current portion of notes payable and other indebtedness	352	77

Total current liabilities	350,831	280,345
Notes payable and other indebtedness, less current portion	2,715	2,266
Other liabilities	2,949	4,176

Total liabilities	356,495	286,787

Commitments and Contingencies (Note G)

STOCKHOLDERS’ EQUITY

Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 169,319,104 and 172,980,880 shares	169	173
Capital surplus	796,862	702,331
Deferred compensation	(74,218)	(63,944)
Accumulated other comprehensive income	28,271	32,570
Retained earnings	163,553	240,740

Total stockholders’ equity	914,637	911,870

Total liabilities and stockholders’ equity	$1,271,132	$1,198,657

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net service revenues	$867,015	$707,987	$2,453,674	$1,921,499
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for temporary and risk consulting employees	511,005	425,652	1,447,549	1,168,505

Gross margin	356,010	282,335	1,006,125	752,994
Selling, general and administrative expenses	253,445	212,155	727,831	602,263
Amortization of intangible assets	93	99	241	926
Interest income, net	(3,169)	(1,127)	(7,148)	(2,505)

Income before income taxes	105,641	71,208	285,201	152,310
Provision for income taxes	41,202	28,128	111,940	61,373

Net income	$64,439	$43,080	$173,261	$90,937

Basic net income per share	$.39	$.25	$1.03	$.54
Diluted net income per share	$.37	$.24	$.99	$.52

Shares:
Basic	166,553	170,041	167,900	169,714
Diluted	174,219	176,636	174,664	176,234

Cash dividends declared per share	$.07	$.06	$.21	$.12

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2005	2004
COMMON STOCK—SHARES:
Balance at beginning of period	172,981	171,776
Net issuances of restricted stock	910	530
Repurchases of common stock	(7,597)	(2,889)
Exercises of stock options	3,025	2,534

Balance at end of period	169,319	171,951

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$173	$172
Net issuances of restricted stock	1	—
Repurchases of common stock	(8)	(3)
Exercises of stock options	3	3

Balance at end of period	$169	$172

CAPITAL SURPLUS:
Balance at beginning of period	$702,331	$595,051
Net issuances of, and other changes to, restricted stock—excess over par value	29,040	14,854
Net issuances of stock units	705	—
Exercises of stock options—excess over par value	44,163	33,781
Tax impact of equity incentive plans	20,623	12,001

Balance at end of period	$796,862	$655,687

DEFERRED COMPENSATION:
Balance at beginning of period	$(63,944)	$(47,408)
Net issuances of, and other changes to, restricted stock	(29,041)	(14,854)
Net issuances of stock units	(705)	—
Amortization of deferred compensation	19,472	16,466

Balance at end of period	$(74,218)	$(45,796)

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$32,570	$20,018
Translation adjustments, net of tax	(4,299)	1,952

Balance at end of period	$28,271	$21,970

RETAINED EARNINGS:
Balance at beginning of period	$240,740	$220,828
Repurchases of common stock—excess over par value	(214,647)	(69,263)
Cash dividends ($.21 per share and $.12 per share)	(35,801)	(20,710)
Net income	173,261	90,937

Balance at end of period	$163,553	$221,792

COMPREHENSIVE INCOME:
Net income	$173,261	$90,937
Translation adjustments, net of tax	(4,299)	1,952

Total comprehensive income	$168,962	$92,889

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$173,261	$90,937
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	241	926
Amortization of deferred compensation	19,472	16,466
Depreciation expense	37,439	37,253
Benefit for deferred income taxes	(7,766)	(7,970)
Tax impact of equity incentive plans	20,623	12,001
Provision for doubtful accounts	7,985	5,431
Changes in assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(78,031)	(132,020)
Increase in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	69,723	79,717
Increase in income taxes payable	3,104	14,235
Change in other assets, net of change in other liabilities	(8,467)	(2,624)

Net cash flows provided by operating activities	237,584	114,352

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of goodwill and other intangible assets and other assets	(4,474)	(1,112)
Capital expenditures	(41,006)	(23,102)
Increase in trusts for employee benefits and retirement plans	(1,961)	(74)
Purchases of marketable securities	(602)	(14,111)
Proceeds from sales and maturities of marketable securities	92,128	13,511

Net cash flows provided by (used in) investing activities	44,085	(24,888)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(214,655)	(69,266)
Cash dividends paid	(35,801)	(20,710)
Increase (decrease) in notes payable and other indebtedness	724	(53)
Proceeds from exercises of stock options	44,166	33,784

Net cash flows used in financing activities	(205,566)	(56,245)

Effect of exchange rate changes on cash and cash equivalents	(660)	2,230

Net increase in cash and cash equivalents	75,443	35,449
Cash and cash equivalents at beginning of period	345,283	286,502

Cash and cash equivalents at end of period	$420,726	$321,951

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$387	$363
Income taxes, net of refunds	$101,141	$39,691
Purchase of goodwill and other intangible assets and other assets:
Goodwill and other intangible assets	$1,750	$1,112
Other assets	2,724	—

Cash paid, net of cash acquired	$4,474	$1,112

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2005

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

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation. In connection with the preparation of its report on Form 10-Q for the quarterly period ended March 31, 2005, the Company concluded that it was appropriate to classify its auction rate securities as marketable securities. Previously, such investments had been classified as cash and cash equivalents. Accordingly, the Company has revised the classification to report these securities as marketable securities in a separate line item on its Condensed Consolidated Statements of Financial Position as of December 31, 2004. As of September 30, 2005 the Company had no marketable securities. Corresponding adjustments have also been made to the Company’s Condensed Consolidated Statements of Cash Flows for the periods ended September 30, 2005 and 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in the Company’s previously reported Consolidated Statements of Cash Flows, or the Company’s previously reported Consolidated Statements of Operations for any period.

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

September 30, 2005

Note A—Summary of Significant Accounting Policies (Continued)

Principles of Consolidation. The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany balances have been eliminated.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of September 30, 2005, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, income and other taxes, and certain employee retirement plans.

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

September 30, 2005

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

Intangible Assets. Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment analysis during the three months ended June 30, 2005 and determined that no adjustment to the carrying value of goodwill was required. No events have occurred during the three months ended September 30, 2005 that would require interim testing.

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

September 30, 2005

Note A—Summary of Significant Accounting Policies (Continued)

Stock Option Plans. The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, the intrinsic value of the options is used to record compensation expense and, as a result, no compensation expense related to stock options is included in determining net income and net income per share in the Financial Statements. Restricted stock and stock unit grants are accounted for in accordance with APB 25. APB 25 mandates that restricted stock grants with performance conditions are calculated using the intrinsic value. Had compensation expense for the stock options and performance-based restricted stock granted been based on the estimated fair value at the award dates, as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company’s pro forma net income and net income per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Income
As reported	$64,439	$43,080	$173,261	$90,937
Stock-based employee compensation expense, net of related tax effects	4,790	3,639	11,837	10,044
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,846)	(7,346)	(23,588)	(21,220)

Pro forma	$61,383	$39,373	$161,510	$79,761

Net Income Per Share
Basic
As reported	$.39	$.25	$1.03	$.54
Pro forma	$.37	$.23	$.96	$.47
Diluted
As reported	$.37	$.24	$.99	$.52
Pro forma	$.35	$.23	$.93	$.46

The fair value of each option is estimated, as of the grant date, using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004: expected dividend yields of 0.83% to 0.92% and 0.86% to 0.87% for grants in 2005 and 2004, respectively; expected volatility of 45.7% to 47.1% and 50.7% to 50.8% for 2005 and 2004, respectively; risk-free interest rates of 3.8% to 4.1% and 3.6% to 3.7% for 2005 and 2004, respectively; and expected lives of 6.1 years and 6.0 years for 2005 and 2004, respectively.

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

September 30, 2005

Note A—Summary of Significant Accounting Policies (Continued)

Property and Equipment. Property and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the following useful lives:

Computer hardware	2 to 3 years
Computer software	2 to 5 years
Furniture and equipment	5 years
Leasehold improvements	Term of lease, 5 years maximum

Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. The Company capitalized approximately $3.5 million and $4.4 million of internal-use software development costs for the nine months ended September 30, 2005 and 2004, respectively.

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

Note C—Deferred Income Taxes and Other Current Assets

Deferred income taxes and other current assets consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Deferred income taxes	$39,452	$36,794
Deposits in trusts for employee benefits and retirement plans	33,609	31,647
Other	28,340	19,425

	$101,401	$87,866

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2005

Note D—Goodwill and Other Intangible Assets, Net

The following table sets forth the activity in goodwill and other intangible assets from December 31, 2004 through September 30, 2005 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balance as of December 31, 2004	$163,732	$4,199	$167,931
Purchase of intangible assets	1,250	500	1,750
Translation adjustments	(601)	—	(601)
Decrease in unamortized retirement costs	—	(106)	(106)

	164,381	4,593	168,974
Amortization of intangible assets	—	(241)	(241)

Balance as of September 30, 2005	$164,381	$4,352	$168,733

The estimated remaining amortization expense is $0.1 million for 2005, and $0.6 million thereafter.

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Computer hardware	$106,217	$98,296
Computer software	186,298	168,086
Furniture and equipment	92,812	89,560
Leasehold improvements	70,642	69,203
Other	12,382	10,870

Property and equipment, cost	468,351	436,015
Accumulated depreciation	(368,229)	(340,232)

Property and equipment, net	$100,122	$95,783

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Payroll and benefits	$147,054	$100,507
Employee retirement obligations	50,956	47,825
Workers’ compensation	22,376	19,398
Payroll taxes	29,889	27,904

	$250,275	$195,634

Included in employee benefits and retirement obligations is $44 million at September 30, 2005 and $42 million at December 31, 2004 related to a defined benefit retirement agreement for the Company’s key executive.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2005

Note F—Accrued Payroll Costs and Retirement Obligations (Continued)

The amount of this obligation has been calculated in accordance with the current provisions of the employee’s retirement agreement, which was initially entered into in 1985. The key assumptions used in this calculation include: expected retirement age, mortality, expected post retirement Consumer Price Index increases of 2.8% and 2.9%, and discount rates of 3.6% and 3.8% at September 30, 2005 and December 31, 2004, respectively.

Note G—Commitments and Contingencies

The Company has entered into a number of operating lease agreements, primarily for office premises, with various renewal options. The approximate minimum rental commitments for the remaining three months in 2005 and thereafter under non-cancelable leases in effect at September 30, 2005 were as follows (in thousands):

2005 (October through December)	$18,545
2006	66,458
2007	55,913
2008	44,161
2009	35,519
Thereafter	41,413

$262,009

On August 9, 2005, Plaintiff Lizette Greene, on behalf of herself and a putative class of salaried “inside sales persons,” filed a complaint in United States District Court for the Northern District of California naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that purported “inside sales persons” based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees. In addition, the Plaintiff also asserts other related wage and hour violations and seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. Plaintiff also makes similar federal claims under the Fair Labor Standards Act for a putative nationwide class of purported “inside sales persons.” This litigation is at a very early stage and discovery has not commenced. At this early stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. Based on a preliminary review, the Company believes it has meritorious defenses to the allegations, and the Company intends to vigorously defend against the litigation.

On December 6, 2004, Plaintiffs Ian O’Donnell and David Jolicoeur, on behalf of themselves and a putative class of salaried Staffing Managers, Account Executives and Account Managers, filed a complaint in Massachusetts Superior Court naming the Company and one of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Staffing Managers, Account Executives and Account Managers based in Massachusetts within the past two years have been misclassified under Massachusetts law as exempt employees and seeks an unspecified amount equal to three times their unpaid overtime compensation alleged to be due to them had they been paid as non-exempt, hourly employees, plus costs and legal fees. The complaint also makes similar allegations under the U.S. Fair Labor Standards Act on behalf of all Staffing Managers, Account Executives and Account Managers employed in any state other than Massachusetts and California within the past three years and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees, plus an equal amount as liquidated damages. The case has been removed

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2005

Note G—Commitments and Contingencies (Continued)

to the United States District Court for the District of Massachusetts. Plaintiffs have filed a motion with the Court seeking conditional certification of the class and permission to mail class members a notice regarding their right to opt into the case as a plaintiff. The Company has opposed the motion and has commenced discovery. Because the litigation is at an early stage, it is not feasible to predict its outcome or a range of loss, should a loss occur. Accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to vigorously defend against the litigation.

On September 10, 2004, Plaintiff Mark Laffitte, on behalf of a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees. In addition, the plaintiff seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. This litigation is at an early stage and discovery has recently commenced. At this early stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. Based on a preliminary review, the Company believes it has meritorious defenses to the allegations, and the Company intends to vigorously defend against the litigation.

The Company is involved in a number of other lawsuits arising in the ordinary course of business. While management does not expect any of these matters to have a material adverse effect on the Company’s results of operations, financial position or cash flows, litigation is subject to certain inherent uncertainties.

Note H—Stock Plans

Under various stock plans, officers, employees and outside directors have received grants of restricted stock, stock units or options to purchase common stock. Grants have been made at the discretion of the Committees of the Board of Directors. Grants generally vest in four years.

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

Recipients of restricted stock do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. Recipients of stock units do not pay any cash consideration for the units, do not have the right to vote, and do not receive dividends with respect to such units. Vesting of restricted stock and stock units is accelerated upon the death or disability of the recipients. Compensation expense for restricted stock and stock units is recognized on a straight-line basis over the vesting period, using the stock’s fair market value on the grant date, except for performance based grants where the measurement date is the date that the performance criteria is met.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2005

Note I—Net Income Per Share

The calculation of net income per share for the three and nine months ended September 30, 2005 and 2004 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Income	$64,439	$43,080	$173,261	$90,937
Basic:
Weighted average shares	166,553	170,041	167,900	169,714

Diluted:
Weighted average shares	166,553	170,041	167,900	169,714
Potentially dilutive shares	7,666	6,595	6,764	6,520

Diluted shares	174,219	176,636	174,664	176,234

Net Income Per Share:
Basic	$.39	$.25	$1.03	$.54
Diluted	$.37	$.24	$.99	$.52

The weighted average diluted common shares outstanding for the three and nine months ended September 30, 2005 excludes the dilutive effect of approximately 0.1 million and 0.5 million options, respectively, since such options have an exercise price in excess of the respective period’s average market value of the Company’s common stock. The weighted average diluted common shares outstanding for the three and nine months ended September 30, 2004 excludes the dilutive effect of approximately 0.9 million and 1.7 million options, respectively. Had such options been included, the dilutive effect would have been calculated using the treasury method.

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2005

Note J—Business Segments (Continued)

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net service revenues
Temporary and consultant staffing	$681,648	$571,961	$1,944,125	$1,595,147
Permanent placement staffing	57,156	35,768	158,683	98,935
Risk consulting and internal audit services	128,211	100,258	350,866	227,417

	$867,015	$707,987	$2,453,674	$1,921,499

Operating income
Temporary and consultant staffing	$67,399	$46,369	$177,526	$102,598
Permanent placement staffing	11,549	4,353	34,299	12,609
Risk consulting and internal audit services	23,617	19,458	66,469	35,524

	102,565	70,180	278,294	150,731
Amortization of intangible assets	93	99	241	926
Interest income, net	(3,169)	(1,127)	(7,148)	(2,505)

Income before income taxes	$105,641	$71,208	$285,201	$152,310

Note K—Subsequent Events

On November 1, 2005, the Company announced a quarterly dividend of $.07 per share to be paid to all shareholders of record on November 25, 2005. The dividend will be paid on December 15, 2005.

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

Goodwill Impairment. The Company assesses the impairment of goodwill and identifiable intangible assets annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. This assessment is based upon a discounted cash flow analysis. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by management. The Company’s estimates of discounted cash flow may differ from actual cash flow due to, among other things, economic conditions, changes to its business model or changes in its operating performance. Significant differences between these estimates and actual cash flow could materially affect the future financial results of the Company. The Company completed its annual goodwill impairment analysis during the three months ended June 30, 2005 and determined that no adjustment to the carrying value of goodwill was required. No events have occurred during the three months ended September 30, 2005 that would require interim testing.

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

Stock Option Plans. The Company has a long history of issuing stock options to employees and directors as an integral part of its compensation programs. Accounting principles generally accepted in the United States of America allow alternative methods of accounting for these plans. The Company has chosen to account for its stock option plans under APB 25. Under APB 25, the intrinsic value of the options is used to record compensation expense and, as a result, no compensation expense related to stock options is included in determining net income and net income per share in the Financial Statements. Restricted stock and stock unit grants are accounted for in accordance with APB 25. APB 25 mandates that restricted stock grants with performance conditions are calculated using the intrinsic value. As required by SFAS 148, calculations of pro forma net income and net income per share, computed in accordance with the method prescribed by SFAS 123, are set forth in Note A to the Financial Statements.

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

Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004

Temporary and consultant staffing services revenues were $682 million and $572 million for the three months ended September 30, 2005 and 2004, respectively, increasing by 19% during the three months ended September 30, 2005 compared to the same period in 2004. Temporary and consultant staffing services revenues were $1.9 billion and $1.6 billion for the nine months ended September 30, 2005 and 2004, respectively, increasing by 22% during the nine months ended September 30, 2005 compared to the same period in 2004. Permanent placement revenues were $57 million and $36 million for the three months ended September 30, 2005 and 2004, respectively, increasing by 60% during the three months ended September 30, 2005 compared to the same period in 2004. Permanent placement revenues were $159 million and $99 million for the nine months ended September 30, 2005 and 2004, respectively, increasing by 60% during the nine months ended September 30, 2005 compared to the same period in 2004. Improvement in the U.S. labor markets contributed to the increase in temporary and permanent staffing services revenues for the three and nine months ended September 30, 2005. Risk consulting and internal audit services revenues were $128 million and $100 million for the three months ended September 30, 2005 and 2004, respectively, increasing by 28% during the three months ended September 30, 2005 compared to the same period in 2004. Risk consulting and internal audit services revenues were $351 million and $227 million for the nine months ended September 30, 2005 and 2004, respectively, increasing by 54% during the nine months ended September 30, 2005 compared to the same period in 2004. The 2005 increase in risk consulting and internal audit services revenues is primarily due to increased brand acceptance in the marketplace and demand related to increased focus on internal accounting controls and other corporate governance requirements, including the Sarbanes-Oxley Act of 2002. There can be no assurances that there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services, or that future results can be reliably predicted by considering past trends or extrapolating past results. We expect total Company revenues to continue to be impacted by general macroeconomic conditions in 2005.

The Company’s temporary and permanent staffing services business has more than 330 offices in 42 states, the District of Columbia and twelve foreign countries, while Protiviti has more than 35 offices in 20 states and eight foreign countries. Revenues from foreign operations represented 19% and 18% of revenues for the three months ended September 30, 2005 and 2004, respectively. Revenues from foreign operations represented 19% and 18% of revenues for the nine months ended September 30, 2005 and 2004, respectively.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement staffing services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services were $248 million and $207 million for the three months ended September 30, 2005 and 2004, respectively, increasing by 20% in 2005. Gross margin dollars for the Company’s temporary and consultant staffing services were $705 million and $570 million for the nine months ended September 30, 2005 and 2004, respectively, increasing by 24% in 2005. Gross margin amounts equaled 36% of revenues for temporary and consultant staffing services for both the three and nine months ended September 30, 2005, compared to 36% for both the three and nine months ended September 30, 2004. Gross margin dollars for the Company’s permanent placement staffing division were $57 million and $36 million for the three months ended September 30, 2005 and 2004, respectively, increasing by 60% in 2005. Gross margin dollars for the Company’s permanent placement staffing division were $159 million and $99 million for the nine months ended September 30, 2005 and 2004, respectively, increasing by 60% in 2005. Gross margin dollars for the Company’s risk consulting and internal audit division were $51 million and $40 million for the three months ended September 30, 2005 and 2004, respectively, increasing by 30% in 2005. Gross margin dollars for the Company’s risk consulting and internal audit division were $142 million and $84 million for the nine months ended September 30, 2005 and 2004, respectively, increasing by 70% in 2005. Gross margin amounts equaled 40% and 39% of revenues for risk consulting and internal audit services for the three months ended September 30, 2005 and 2004, respectively. Gross margin amounts equaled 40% and 37% of revenues for risk consulting and internal audit services for the nine months ended September 30, 2005 and 2004, respectively. The 2005 improvement in risk consulting and internal audit services gross margin percentages is primarily the result of higher revenues and improved leveraging of employee compensation costs.

Selling, general and administrative expenses were $253 million and $728 million in the three and nine months ended September 30, 2005, respectively, compared to $212 million and $602 million during the three and nine months ended September 30, 2004, respectively. Selling, general and administrative expenses as a percentage of revenues were 29% and 30% for the three and nine months ended September 30, 2005, respectively, compared to 30% and 31% for the three and nine months ended September 30, 2004. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The lower 2005 selling, general and administrative expense percentage resulted primarily from leveraging fixed operating costs.

For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment analysis during the three months ended June 30, 2005 and determined that no adjustment to the carrying value of goodwill was required. No events have occurred during the three months ended September 30, 2005 that would require interim testing. Net intangible assets, consisting primarily of goodwill, represented 13% of total assets and 18% of total stockholders’ equity at September 30, 2005.

Interest income for the three months ended September 30, 2005 and 2004 was $3.4 million and $1.3 million, respectively, while interest expense for both the three months ended September 30, 2005 and 2004 was $0.2 million. Interest income for the nine months ended September 30, 2005 and 2004 was $7.9 million and $3.2 million, respectively, while interest expense for the nine months ended September 30, 2005 and 2004 was $0.8 million and $0.7 million, respectively. Higher average cash balances and higher interest rates during the three and nine months ended September 30, 2005 yielded higher interest income.

The provision for income taxes was 39% and 40% of income before taxes for the three months ended September 30, 2005 and 2004, respectively, and 39% and 40% for the nine months ended September 30, 2005 and 2004, respectively. The decrease in 2005 is due primarily to the diminishing impact of permanent non-deductible tax items, which became increasingly less significant relative to the Company’s improved financial results.

Liquidity and Capital Resources

The change in the Company’s liquidity during the nine months ended September 30, 2005 and 2004 is primarily the net effect of funds generated by operations and investments and the funds used for capital expenditures, repurchases of common stock, payment of dividends and principal payments on outstanding notes payable.

In connection with the preparation of its report on Form 10-Q for the quarterly period ended March 31, 2005, the Company concluded that it was appropriate to classify its auction rate securities as marketable securities. Previously, such investments had been classified as cash and cash equivalents. Accordingly, adjustments have been made to the Company’s Condensed Consolidated Statements of Cash Flows for the periods ended September 30, 2005 and 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents.

Cash, cash equivalents and marketable securities were $421 million and $413 million at September 30, 2005 and 2004, respectively. Operating activities and investing activities provided $238 million and $44 million during the nine months ended September 30, 2005, respectively, partially offset by $206 million used in financing activities. Operating activities provided $114 million during the nine months ended September 30, 2004, partially offset by $25 million and $56 million of net cash used in investing activities and financing activities, respectively.

Operating activities—Net cash provided by operating activities for the nine months ended September 30, 2005 was composed of net income of $173 million adjusted for non-cash items of $78 million, and net cash used in changes in working capital of $13 million. Net cash provided by operating activities for the nine months ended September 30, 2004 was composed of net income of $91 million adjusted for non-cash items of $64 million, and net cash used for changes in working capital of $41 million.

Investing activities—Cash provided by investing activities for the nine months ended September 30, 2005 was $44 million. This amount was primarily the result of the sale of marketable securities of $92 million, partially offset by capital expenditures of $41 million and purchases of goodwill and other assets of $4 million. Cash used in investing activities for the nine months ended September 30, 2004 was $25 million. This resulted primarily from capital expenditures of $23 million and purchases of goodwill and other assets of $1 million.

Financing activities—Cash used in financing activities for the nine months ended September 30, 2005 was $206 million. This included repurchases of $215 million in common stock and $36 million in cash dividends to stockholders, partially offset by proceeds of $44 million from exercises of stock options. Cash used in financing activities for the nine months ended September 30, 2004 was $56 million. This included cash paid for common stock repurchases of $69 million and cash dividends to stockholders of $21 million, partially offset by proceeds of $34 million from exercises of stock options.

On August 2, 2005, the Company authorized the repurchase, from time to time, of up to 10 million shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. This authorization is in addition to the shares remaining under the existing repurchase program. As of September 30, 2005, there remained 10.2 million shares authorized for repurchase. During the nine months ended September 30, 2005 and 2004, the Company repurchased approximately 6.7 million and 2.2 million shares of common stock on the open market for a total cost of $188 million and $52 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. During the nine months ended September 30, 2005 and 2004, such repurchases totaled approximately 0.9 million and 0.7 million shares at a cost of $27 million and $17 million, respectively. Repurchases of securities have been funded with cash generated from operations.

The Company’s working capital at September 30, 2005 included $421 million in cash and cash equivalents. The Company’s working capital requirements relate primarily to accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short- and long-term basis.

On November 1, 2005, the Company announced a quarterly dividend of $.07 per share to be paid to all shareholders of record on November 25, 2005. The dividend will be paid on December 15, 2005.

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

For the nine months ended September 30, 2005, approximately 19% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, and Euro, have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

On August 9, 2005, Plaintiff Lizette Greene, on behalf of herself and a putative class of salaried “inside sales persons,” filed a complaint in United States District Court for the Northern District of California naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that purported “inside sales persons” based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees. In addition, the Plaintiff also asserts other related wage and hour violations and seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. Plaintiff also makes similar federal claims under the Fair Labor Standards Act for a putative nationwide class of purported “inside sales persons.” This litigation is at a very early stage and discovery has not commenced. At this early stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. Based on a preliminary review, the Company believes it has meritorious defenses to the allegations, and the Company intends to vigorously defend against the litigation. In addition, the complaint defines the putative class, alleges claims, and seeks damages believed to be substantially similar to the O’Donnell and Laffitte complaints, taken as a whole, as further described in Note G to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans(c)
July 1, 2005 to July 31, 2005	397,368	(a)	$33.22	—	1,962,382
August 1, 2005 to August 31, 2005	1,414,700	(b)	$32.92	1,302,200	10,660,182
September 1, 2005 to September 30, 2005	481,100		$34.03	481,100	10,179,082

(a)	Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(b)	Includes 112,500 of shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(c)	In October 1997, the Company’s Board of Directors authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. Since plan inception a total of 48,000,000 shares have been authorized for repurchase, of which 37,820,918 shares have been repurchased as of September 30, 2005.

Item 6.	Exhibits

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

3.2	By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

/s/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: November 4, 2005