Form 10-K
period 2005-12-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2006-03-06
CIK 315213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one): Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company. ☐  Yes    ☒  No

As of June 30, 2005, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $3,898,744,000 based on the closing sale price on that date. This amount excludes the market value of 12,494,397 shares of Common Stock directly or indirectly held by registrant’s directors and officers and their affiliates.

As of February 28, 2006, there were outstanding 171,495,944 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be mailed to stockholders in connection with the registrant’s annual meeting of stockholders, scheduled to be held in May 2006, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

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

Protiviti markets its risk consulting and internal audit services to a variety of clients in a range of industries. Industry and competency teams conduct targeted marketing efforts, both locally and nationally, including print advertising and branded speaking events, with support from Protiviti management. National advertising conducted by Protiviti consists primarily of print advertisements in national newspapers, magazines and selected trade journals. Protiviti has initiated a national direct mail program to share information with clients on current corporate governance and risk management issues. It conducts public relations activities, such as press releases and newsletters, designed to enhance recognition for the Protiviti brand, establish its expertise in key issues surrounding its business and promote its services. Protiviti plans to expand both the services and value added content on the Protiviti.com website and increase traffic through targeted Internet advertising. Local employees are encouraged to be active in civic organizations and industry trade groups.

The Company and its subsidiaries own many trademarks, service marks and tradenames, including the Robert Half® Finance & Accounting, Accountemps®, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group® and Protiviti® marks, which are registered in the United States and in a number of foreign countries.

Organization

Management of the Company’s staffing operations is coordinated from its headquarters facilities in Menlo Park and Pleasanton, California. The Company’s headquarters provides support and centralized services to its offices in the administrative, marketing, public relations, accounting, training and legal areas, particularly as it relates to the standardization of the operating procedures of its offices. As of March 1, 2006, the Company conducted its staffing services operations through more than 330 offices in 42 states, the District of Columbia and thirteen foreign countries. Office managers are responsible for most activities of their offices, including sales, local advertising and marketing and recruitment.

The day-to-day operations of Protiviti are managed by a committee consisting of key operating personnel, with operational and administrative support provided by individuals located in Pleasanton and Menlo Park, California. As of March 1, 2006, Protiviti had more than 50 offices in 22 states and eleven foreign countries.

Competition

The Company’s staffing services face competition in attracting clients as well as skilled specialized employment candidates. The staffing business is highly competitive, with a number of firms offering services similar to those provided by the Company on a national, regional or local basis. In many areas the local companies are the strongest competitors. The most significant competitive factors in the staffing business are price and the reliability of service, both of which are often a function of the availability and quality of personnel.

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

Employees

The Company has approximately 11,000 full-time staff employees, including approximately 2,200 engaged directly in Protiviti operations. The Company placed approximately 219,000 employees on temporary assignments with clients during 2005. Temporary employees placed by the Company are the Company’s employees for all purposes while they are working on assignments. The Company pays the related costs of employment, such as workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company provides access to voluntary health insurance coverage to interested temporary employees.

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

Available Information

The Company’s Internet address is www.rhi.com. The Company makes available, free of charge, through its website, its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and its Current Reports on Form 8-K, and any amendments to those reports, as soon as is reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission. Also available on the Company’s website are its Corporate Governance Guidelines, its Code of Business Conduct and Ethics, and the charters for its Audit Committee, Compensation Committee and Nominating and Governance Committee, each of which is available in print to any stockholder who makes a request to Robert Half International Inc., 2884 Sand Hill Road, Menlo Park, CA 94025, Attn: Corporate Secretary. The Company’s Code of Business Conduct and Ethics is the Code of Ethics required by Item 406 of Securities and Exchange Commission Regulation S-K. The Company intends to satisfy any disclosure obligations under Item 5.05 of Form 8-K regarding any amendment or waiver relating to its Code of Business Conduct and Ethics by posting such information on its website.

Item 1A.    Risk Factors

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

Demand for Services.    The operations of both the staffing services business and Protiviti include services related to Sarbanes-Oxley and other regulatory compliance. There can be no assurance that there will be ongoing demand for these services.

Reliance on Short-Term Contracts.    Because long-term contracts are not a significant part of the Company’s staffing services business, future results cannot be reliably predicted by considering past trends or extrapolating past results.

The Company and certain subsidiaries are defendants in several class action lawsuits alleging various wage and hour claims that could cause the Company to incur substantial liabilities.    The Company and certain subsidiaries are defendants in several class action lawsuits brought by or on behalf of the Company’s current and former employees alleging violations of federal and state law with respect to certain wage and hour matters. The Company and certain subsidiaries are currently defendants in two class action lawsuits in California and one class action lawsuit in Massachusetts. All three lawsuits allege, among other things, the misclassification of certain employees as exempt employees under federal and state law and other related wage and hour violations and seek an unspecified amount for unpaid overtime compensation, statutory penalties, and other damages, as well as attorneys’ fees. It is not possible to predict the outcome of these lawsuits. However, these lawsuits may consume substantial amounts of the Company’s financial and managerial resources and might result in adverse publicity, regardless of the ultimate outcome of the lawsuits. In addition, the Company and its subsidiaries may become subject to similar lawsuits in other jurisdictions. An unfavorable outcome with respect to these lawsuits and any future lawsuits could, individually or in the aggregate, cause the Company to incur substantial liabilities that may have a material adverse effect upon the Company’s business, financial condition or results of operations.

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

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties

The Company’s headquarters operations are located in Menlo Park and Pleasanton, California. As of March 1, 2006, placement activities were conducted through more than 330 offices located in the United States, Canada, the United Kingdom, Belgium, France, the Netherlands, Germany, the Czech Republic, Ireland, Italy, Luxembourg, Japan, Australia and New Zealand. As of March 1, 2006, Protiviti had more than 50 offices in the United States, Canada, Mexico, Australia, China, France, Germany, Italy, Netherlands, Japan, Singapore and the United Kingdom. All of the offices are leased.

Item 3.    Legal Proceedings

On August 9, 2005, Plaintiff Lizette Greene, on behalf of herself and a putative class of salaried “inside sales persons,” filed a complaint in United States District Court for the Northern District of California naming the Company and three of its wholly owned subsidiaries as Defendants. On December 1, 2005, the Plaintiff amended the Complaint. The Amended Complaint alleges that purported “inside sales persons” based in California have been misclassified under federal law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees. In addition, the Plaintiff also makes two claims under the California Private Attorney Generals Act seeking an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. Plaintiff also makes a claim under California Business and Professions Code § 17200 claim for a putative nation wide class of purported “inside sales persons.” This litigation is at a very early stage and discovery has not commenced. At this early stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On December 6, 2004, Plaintiffs Ian O’Donnell and David Jolicoeur, on behalf of themselves and a putative class of salaried Staffing Managers, Account Executives and Account Managers, filed a complaint in Massachusetts Superior Court naming the Company and one of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Staffing Managers, Account Executives and Account Managers based in Massachusetts within the past two years have been misclassified under Massachusetts law as exempt employees and seeks an unspecified amount equal to three times their unpaid overtime compensation alleged to be due to them had they been paid as non-exempt, hourly employees, plus costs and legal fees. The complaint also makes similar allegations under the U.S. Fair Labor Standards Act on behalf of all Staffing Managers, Account Executives and Account Managers employed in any state other than Massachusetts and California within the past three years and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees, plus an equal amount as liquidated damages. The case has been removed to the United States District Court for the District of Massachusetts. Plaintiffs have filed a motion with the Court seeking conditional certification of the class and permission to mail class members a notice regarding their right to opt into the case as a plaintiff. The Company has opposed such motion and has commenced discovery. On November 30, 2005, plaintiffs filed a motion with the Court seeking permission to amend the complaint to allege that the Company failed to pay its exempt employees on a “salary basis.” If the motion to amend is allowed, the putative class would expand beyond Staffing Managers, Account Executives and Account Managers as initially proposed, and would include all Company employees classified as exempt during the time period covered by the lawsuit. The Company has opposed the motion to amend the complaint. Because the litigation is at an early stage, it is not feasible to predict its outcome or a range of loss, should a loss occur. Accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On September 10, 2004, Plaintiff Mark Laffitte, on behalf of a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees. In addition, the plaintiff seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. This litigation is at an early stage and discovery has commenced. At this early stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to vigorously defend against litigation.

The Company is involved in a number of other lawsuits arising in the ordinary course of business. While management does not expect any of these matters to have a material adverse effect on the Company’s results of operations, financial position or cash flows, litigation is subject to certain inherent uncertainties.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price, Dividends and Related Matters

The Company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “RHI”. On December 31, 2005, there were approximately 3,200 holders of record of the Common Stock.

Following is a list by fiscal quarters of the sales prices of the stock:

	Sales Prices
2005	High	Low
4th Quarter	$39.86	$31.98
3rd Quarter	$36.45	$24.66
2nd Quarter	$27.09	$23.95
1st Quarter	$31.12	$26.06

	Sales Prices
2004	High	Low
4th Quarter	$30.18	$25.03
3rd Quarter	$30.00	$24.31
2nd Quarter	$30.98	$23.47
1st Quarter	$26.50	$20.69

Cash dividends of $.07 per share were paid in each quarter of 2005. Cash dividends of $.06 per share were paid in each of the second, third and fourth quarters of 2004. Prior to the second quarter of 2004, the Company did not pay any cash dividends.

The remainder of the information required by this item is incorporated by reference to Part III, Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (c)
October 1, 2005 to October 31, 2005	668,810	(a)	$36.87	—	10,179,082
November 1, 2005 to November 30, 2005	304,046	(b)	$36.20	269,100	9,909,982
December 1, 2005 to December 31, 2005	644,800		$37.95	644,800	9,265,182

Total October 1, 2005 to December 31, 2005	1,617,656			913,900

(a)	Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(b)	Includes 34,946 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(c)	Commencing in October 1997, the Company's Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company's common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 48,000,000 shares have been authorized for repurchase, of which 38,734,818 shares have been repurchased as of December 31, 2005.

Item 6.    Selected Financial Data

The selected five-year financial data presented below should be read in conjunction with the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Company’s Consolidated Financial Statements and the Notes thereto contained in Item 8. Financial Statements and Supplementary Data.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Income Statement Data:
Net service revenues	$3,338,439	$2,675,696	$1,974,991	$1,904,951	$2,452,850
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for temporary and risk consulting employees	1,965,390	1,619,394	1,248,253	1,190,216	1,436,272

Gross margin	1,373,049	1,056,302	726,738	714,735	1,016,578
Selling, general and administrative expenses	991,488	824,382	707,349	709,542	823,478
Amortization of intangible assets	335	1,025	10,277	6,281	5,335
Interest income, net	(10,948)	(3,770)	(2,603)	(4,585)	(8,519)

Income before income taxes	392,174	234,665	11,715	3,497	196,284
Provision for income taxes	154,304	94,061	5,325	1,329	75,177

Net income	$237,870	$140,604	$6,390	$2,168	$121,107

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Net Income Per Share:
Basic	$1.42	$.83	$.04	$.01	$.69
Diluted	$1.36	$.79	$.04	$.01	$.67
Shares:
Basic	167,664	169,742	168,719	172,484	174,489
Diluted	174,382	176,866	173,175	177,791	181,489

Cash Dividends Declared Per Share	$.28	$.18	$.00	$.00	$.00

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Goodwill and other intangible assets, net	$165,857	$167,931	$162,508	$161,912	$160,632
Total assets	$1,318,686	$1,198,657	$985,647	$937,996	$994,162
Long-term debt financing	$2,698	$2,266	$2,343	$2,414	$2,480
Stockholders’ equity	$970,873	$911,870	$788,661	$744,966	$805,696

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information contained in Management’s Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the Company’s future operating results or financial positions. These statements may be identified by words such as “estimate”, “forecast”, “project”, “plan”, “intend”, “believe”, “expect”, “anticipate”, or variations or negatives thereof or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. These risks and uncertainties include, but are not limited to, the following: changes in levels of unemployment and other economic conditions in the United States or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of candidates for temporary employment or the Company’s ability to attract candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company’s services, on the Company’s ability to maintain its margins; the possibility of the Company incurring liability for its activities, including the activities of its temporary employees, or for events impacting its temporary employees on clients’ premises; the possibility that adverse publicity could impact the Company’s ability to attract and retain clients and candidates; the success of the Company in attracting, training, and retaining qualified management personnel and other staff employees; whether governments will impose additional regulations or licensing requirements on personnel services businesses in particular or on employer/employee relationships in general; whether there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; and litigation relating to prior or current transactions or activities, including litigation that may be disclosed from time to time in the Company’s SEC filings. Additionally, with respect to Protiviti, other risks and uncertainties include the fact that future success will depend on its ability to retain employees and attract clients; there can be no assurance that there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; failure to produce projected revenues could adversely affect financial results; and there is the possibility of involvement in litigation relating to prior or current transactions or activities. Further information regarding these and other risks and uncertainties is contained in Item 1A. “Risk Factors.” Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results.

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

Employee Retirement Plans.    The determination of the Company’s obligations for its defined benefit retirement agreement for the Company’s Chief Executive Officer is dependent upon various assumptions, including, among others, expected retirement age, mortality, expected post retirement Consumer Price Index increases, and discount rates. Management believes its assumptions are appropriate; however, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future financial results.

Goodwill Impairment.    The Company assesses the impairment of goodwill and identifiable intangible assets annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. This assessment is based upon a discounted cash flow analysis. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by management. The Company’s estimates of discounted cash flow may differ from actual cash flow due to, among other things, economic conditions, changes to its business model or changes in its operating performance. Significant differences between these estimates and actual cash flow could materially affect the future financial results of the Company. The Company completed its annual goodwill impairment analysis during each of the years ended December 31, 2005 and 2004, and determined that no adjustment to the carrying value of goodwill was required.

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

Stock Option Plans.    The Company has a long history of issuing stock options to employees and directors as an integral part of its compensation programs. Accounting principles generally accepted in the United States of America allow alternative methods of accounting for these plans. The Company has chosen to account for its stock option plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, the intrinsic value of the options is used to record compensation expense and, as a result, no compensation expense related to stock options is included in determining net income and net income per share in the Financial Statements. Restricted stock and stock unit grants are accounted for in accordance with APB 25. APB 25 mandates that restricted stock grants with performance conditions are calculated using the intrinsic value. As required by Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, calculations of pro forma net income (loss) and net income (loss) per share, computed in accordance with the method prescribed by SFAS No. 123, Share-Based Payment (“SFAS 123”), are set forth in Note A to the Financial Statements.

Recent Accounting Pronouncements

In June 2005, the Emerging Issues Task Force (“EITF”) issued Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”), which requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of a lease term be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewal periods that are deemed to be reasonably assured at the date the leasehold improvements are purchased. The adoption of EITF 05-6 during the three months ended September 30, 2005 did not have an impact on the Company’s Financial Statements.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, An Interpretation of FASB Statement No. 143, (“FIN 47”) which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company adopted the provisions of FIN 47 in the three months ended December 31, 2005. The adoption of FIN 47 did not have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—A replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Accordingly, the Company will adopt SFAS 154 effective January 1, 2006. The adoption of SFAS 154 is not expected to have a material effect on the Company’s results of operations.

During December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense based on their fair values. In April 2005, the SEC amended the effective date of SFAS 123R to be the first annual period beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to expense recognition. Under SFAS 123R, the Company will be required to select a valuation technique, or option pricing model that meets the criteria as stated in the standard. Allowable valuation models include a binomial model and the Black-Scholes model. The Company is required to adopt the provisions of SFAS 123R in the first quarter of 2006. The Company is in the process of assessing the impact on the Company’s results of operations from the adoption of SFAS 123R for its effect on prospective option grants. The adoption of SFAS 123R requires the Company to value stock options granted prior to its adoption of SFAS 123R under the fair value method and expense these amounts in the income statement over the stock option’s remaining vesting period. This will result in the Company expensing approximately $17 million, before income tax effects, in 2006 that would previously have been presented in a pro forma footnote disclosure. In addition, SFAS 123R will require the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow, which will impact the Company’s future reported cash flow from operating activities.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

Results of Operations for the Three Years Ended December 31, 2005

Temporary and consultant staffing services revenues were $2.6 billion, $2.2 billion and $1.7 billion for the years ended December 31, 2005, 2004 and 2003, respectively, increasing by 21% and 25% in 2005 and 2004, respectively. Permanent placement revenues were $219 million, $136 million and $95 million for the years ended December 31, 2005, 2004 and 2003, respectively, increasing by 61% and 43% in 2005 and 2004, respectively. Improvement in the U.S. labor markets contributed to the increase in temporary and permanent staffing services revenues for the years ended December 31, 2005 and 2004. Risk consulting and internal audit services revenues were $479 million, $352 million and $133 million for the years ended December 31, 2005, 2004 and 2003, respectively, increasing by 36% and 164% in 2005 and 2004, respectively. The 2005 and 2004 increases in risk consulting and internal audit services revenues is primarily due to increased brand acceptance in the marketplace and expanding demand related to increased focus on internal accounting controls and other corporate governance requirements, including the Sarbanes-Oxley Act of 2002. There can be no assurances that there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services, or that future results can be reliably predicted by considering past trends or extrapolating past results. We expect total Company revenues to continue to be impacted by general macroeconomic conditions in 2006.

The Company’s temporary and permanent staffing services business has more than 330 offices in 42 states, the District of Columbia and twelve foreign countries, while Protiviti has more than 45 offices in 22 states and ten foreign countries. Revenues from foreign operations represented 19%, 18% and 18% of revenues for the years ended December 31, 2005, 2004 and 2003, respectively.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement staffing services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services were $963 million, $787 million and $610 million for the years ended December 31, 2005, 2004 and 2003, respectively, increasing by 22% and 29% in 2005 and 2004, respectively. Gross margin amounts equaled 36%, 36% and 35% of revenues for temporary and consultant staffing services for the years ended December 31, 2005, 2004 and 2003, respectively. The higher 2004 temporary and consultant gross margin percentage is primarily the result of higher bill rates and conversion revenues. Gross margin dollars for the Company’s permanent placement staffing division were $219 million, $136 million and $95 million for the years ended December 31, 2005, 2004 and 2003, respectively, increasing by 61% and 43% in 2005 and 2004, respectively. Gross margin dollars for the Company’s risk consulting and internal audit division were $190 million, $133 million and $22 million for the years ended December 31, 2005, 2004 and 2003, respectively. Gross margin amounts equaled 40%, 38% and 16% of revenues for risk consulting and internal audit services for the years ended December 31, 2005, 2004 and 2003, respectively. The 2005 and 2004 improvements in risk consulting and internal audit services gross margin dollars is primarily the result of higher revenues and improved staff utilization.

Selling, general and administrative expenses were $991 million in 2005, compared to $824 million in 2004 and $707 million in 2003. Selling, general and administrative expenses as a percentage of revenues were 30%, 31% and 36% for the years ended December 31, 2005, 2004 and 2003, respectively. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The lower 2005 and 2004 selling, general and administrative expense percentages resulted primarily from leveraging fixed operating costs.

For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment test during each of the years ended December 31, 2005 and 2004, and determined that no adjustment to the carrying value of goodwill was required. Net intangible assets, consisting primarily of goodwill, represented 13% of total assets and 17% of total stockholders’ equity at December 31, 2005.

Interest income for the years ended December 31, 2005, 2004 and 2003 was $12.1 million, $5.0 million and $3.4 million, respectively, while interest expense for the years ended December 31, 2005, 2004 and 2003 was $1.1 million, $1.2 million and $0.8 million, respectively. Higher average cash balances in 2005 and 2004 and higher interest rates during those years yielded higher interest income.

The provision for income taxes was 39%, 40% and 45% of income before taxes for the years ended December 31, 2005, 2004 and 2003, respectively. The decreases in 2005 and 2004 are due primarily to the diminishing impact of permanent non-deductible tax items, which became increasingly less significant relative to the Company’s improved financial results, and to the utilization of net operating loss carryforwards in certain states and international locations.

Liquidity and Capital Resources

The change in the Company’s liquidity during the years ended December 31, 2005, 2004 and 2003 is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock, payment of dividends and principal payments on outstanding notes payable.

In connection with the preparation of its report on Form 10-Q for the quarterly period ended March 31, 2005, the Company concluded that it was appropriate to classify its auction rate securities as marketable securities. Previously, such investments had been classified as cash and cash equivalents. Accordingly, adjustments have been made to the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents.

Cash, cash equivalents and marketable securities were $458 million, $437 million and $377 million at December 31, 2005, 2004 and 2003, respectively. Operating activities and investing activities provided $328 million and $22 million, respectively, during the year ended December 31, 2005, partially offset by $232 million of net cash used in financing activities. Operating activities provided $162 million during the year ended December 31, 2004, partially offset by $37 million and $76 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $113 million during the year ended December 31, 2003, partially offset by $57 million and $8 million of net cash used in investing activities and financing activities, respectively.

Operating activities—Net cash provided by operating activities for the year ended December 31, 2005 was composed of net income of $238 million adjusted for non-cash items of $122 million, and net cash used for changes in working capital of $32 million. Net cash provided by operating activities for the year ended December 31, 2004 was composed of net income of $141 million adjusted for non-cash items of $93 million, and net cash used for changes in working capital of $72 million. Net cash provided by operating activities for the year ended December 31, 2003 was composed of net income of $6 million adjusted for non-cash items of $98 million, and net cash provided by changes in working capital of $9 million.

Investing activities—Cash provided by investing activities for the year ended December 31, 2005 was $22 million. This was primarily composed of proceeds from sales and maturities of marketable securities of $92 million, partially offset by capital expenditures of $62 million, purchases of goodwill and other intangible assets of $4 million, and deposits to trusts for employee benefits and retirement plans of $3 million. Cash used in investing activities for the year ended December 31, 2004 was $37 million. This was primarily capital expenditures of $33 million. Cash used in investing activities for the year ended December 31, 2003 was $57 million. This was primarily capital expenditures of $37 million and purchases of goodwill and other intangible assets of $18 million.

Financing activities—Cash used in financing activities for the year ended December 31, 2005 was $232 million. This included repurchases of $262 million in common stock and $48 million in cash dividends to stockholders, partially offset by proceeds of $77 million from exercises of stock options. Cash used in financing activities for the year ended December 31, 2004 was $76 million. This included common stock repurchases of $90 million and cash dividends to stockholders of $31 million, partially offset by proceeds of $44 million from exercises of stock options. Financing activities for the year ended December 31, 2003 was $8 million. This included common stock repurchases of $33 million, partially offset by proceeds of $25 million from exercises of stock options.

As of December 31, 2005, the Company is authorized to repurchase, from time to time, up to 9.3 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the years ended December 31, 2005, 2004 and 2003, the Company repurchased approximately 7.6 million, 2.7 million and 1.6 million shares of common stock on the open market for a total cost of $222 million, $64 million and $25 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. During the years ended December 31, 2005, 2004 and 2003, such repurchases totaled approximately 1.6 million, 1.0 million and 0.5 million shares at a cost of $53 million, $25 million and $8 million, respectively. Repurchases of securities have been funded with cash generated from operations.

The Company’s working capital at December 31, 2005 included $458 million in cash and cash equivalents. The Company’s working capital requirements relate primarily to accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short- and long-term basis.

On February 15, 2006, the Company announced a quarterly dividend of $.08 per share to be paid to all shareholders of record on February 27, 2006. The dividend will be paid on March 15, 2006.

The Company’s cash flows generated from operations are also the primary source for funding various contractual obligations. The table below summarizes the Company’s major commitments as of December 31, 2005 (in thousands):

	Payments due by period
Contractual Obligations	2006	2007 and 2008	2009 and 2010	Thereafter	Total
Long-term debt obligations	$557	$1,113	$554	$2,804	$5,028
Operating lease obligations	72,934	115,632	74,440	24,044	287,050
Purchase obligations	19,375	10,017	—	—	29,392
Other long-term liabilities	—	1,014	1,011	4,534	6,559

Total	$92,866	$127,776	$76,005	$31,382	$328,029

Long-term debt obligations consist of promissory notes and related interest as well as other forms of indebtedness issued in connection with certain acquisitions and other payment obligations. Operating lease obligations consist of minimum rental commitments for 2006 and thereafter under non-cancelable leases in effect at December 31, 2005. Purchase obligations consist of purchase commitments primarily related to telecom service agreements, software licenses and subscriptions, and computer hardware and software maintenance agreements.

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

For the year ended December 31, 2005, approximately 19% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share amounts)

	December 31,
	2005	2004

ASSETS
Cash and cash equivalents	$458,358	$345,283
Marketable securities	—	91,526
Accounts receivable, less allowances of $20,766 and $17,294	451,260	391,641
Deferred income taxes and other current assets	107,290	87,866

Total current assets	1,016,908	916,316
Goodwill and other intangible assets, net	165,857	167,931
Property and equipment, net	110,515	95,783
Deferred income taxes	25,406	18,627

Total assets	$1,318,686	$1,198,657

LIABILITIES
Accounts payable and accrued expenses	$89,133	$70,696
Accrued payroll costs and retirement obligations	239,509	195,634
Income taxes payable	7,703	12,600
Current portion of notes payable and other indebtedness	356	77

Total current liabilities	336,701	279,007
Notes payable and other indebtedness, less current portion	2,698	2,266
Other liabilities	8,414	5,514

Total liabilities	347,813	286,787

Commitments and Contingencies (Note I)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 170,681,605 and 172,980,880 shares	171	173
Capital surplus	875,843	702,331
Deferred compensation	(86,178)	(63,944)
Accumulated other comprehensive income	24,987	32,570
Retained earnings	156,050	240,740

Total stockholders’ equity	970,873	911,870

Total liabilities and stockholders’ equity	$1,318,686	$1,198,657

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003
Net service revenues	$3,338,439	$2,675,696	$1,974,991
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for temporary and risk consulting employees	1,965,390	1,619,394	1,248,253

Gross margin	1,373,049	1,056,302	726,738
Selling, general and administrative expenses	991,488	824,382	707,349
Amortization of intangible assets	335	1,025	10,277
Interest income, net	(10,948)	(3,770)	(2,603)

Income before income taxes	392,174	234,665	11,715
Provision for income taxes	154,304	94,061	5,325

Net income	$237,870	$140,604	$6,390

Basic net income per share	$1.42	$.83	$.04
Diluted net income per share	$1.36	$.79	$.04

Shares:
Basic	167,664	169,742	168,719
Diluted	174,382	176,866	173,175

Cash dividends declared per share	$.28	$.18	$.00

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003
COMMON STOCK—SHARES:
Balance at beginning of period	172,981	171,776	170,909
Net issuances of restricted stock	1,408	1,303	901
Repurchases of common stock	(9,214)	(3,657)	(2,054)
Exercises of stock options	5,507	3,559	2,020

Balance at end of period	170,682	172,981	171,776

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$173	$172	$171
Net issuances of restricted stock	1	1	1
Repurchases of common stock	(9)	(4)	(2)
Exercises of stock options	6	4	2

Balance at end of period	$171	$173	$172

CAPITAL SURPLUS:
Balance at beginning of period	$702,331	$595,051	$543,457
Net issuances of, and other changes to, restricted stock—excess over par value	49,862	39,730	25,008
Net issuances of stock units	856	—	—
Exercises of stock options—excess over par value	76,994	44,327	25,257
Tax impact of equity incentive plans	45,800	23,223	1,329

Balance at end of period	$875,843	$702,331	$595,051

DEFERRED COMPENSATION:
Balance at beginning of period	$(63,944)	$(47,408)	$(46,311)
Net issuances of, and other changes to, restricted stock	(49,863)	(39,731)	(25,009)
Net issuances of stock units	(856)	—	—
Amortization of deferred compensation	28,485	23,195	23,912

Balance at end of period	$(86,178)	$(63,944)	$(47,408)

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$32,570	$20,018	$846
Translation adjustments, net of tax	(7,583)	12,552	19,172

Balance at end of period	$24,987	$32,570	$20,018

RETAINED EARNINGS:
Balance at beginning of period	$240,740	$220,828	$246,803
Repurchases of common stock—excess over par value	(274,779)	(89,597)	(32,365)
Cash dividends ($.28 per share and $.18 per share)	(47,781)	(31,095)	—
Net income	237,870	140,604	6,390

Balance at end of period	$156,050	$240,740	$220,828

COMPREHENSIVE INCOME:
Net income	$237,870	$140,604	$6,390
Translation adjustments, net of tax	(7,583)	12,552	19,172

Total comprehensive income	$230,287	$153,156	$25,562

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$237,870	$140,604	$6,390
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	335	1,025	10,277
Amortization of deferred compensation	28,485	23,195	23,912
Depreciation expense	50,994	48,947	55,627
Benefit for deferred income taxes	(13,371)	(12,925)	(5,019)
Tax impact of equity incentive plans	45,800	23,223	1,329
Provision for doubtful accounts	10,097	9,721	11,140
Changes in assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(76,897)	(153,386)	(22,377)
Increase in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	54,970	74,069	7,309
(Decrease) increase in income taxes payable	(5,646)	12,706	—
Change in other assets, net of change in other liabilities	(5,109)	(5,346)	24,217

Net cash flows provided by operating activities	327,528	161,833	112,805

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of goodwill and other intangible assets and other assets	(4,474)	(1,730)	(18,123)
Capital expenditures	(61,751)	(32,867)	(36,822)
Increase in trusts for employee benefits and retirement plans	(2,965)	(409)	(1,531)
Purchases of marketable securities	(602)	(15,513)	(29,943)
Proceeds from sales and maturities of marketable securities	92,128	14,008	29,342

Net cash flows provided by (used in) investing activities	22,336	(36,511)	(57,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(262,382)	(89,601)	(33,330)
Cash dividends paid	(47,781)	(31,095)	—
Increase (decrease) in notes payable and other indebtedness	711	(71)	(66)
Proceeds from exercises of stock options	77,000	44,331	25,259

Net cash flows used in financing activities	(232,452)	(76,436)	(8,137)

Effect of exchange rate changes on cash and cash equivalents	(4,337)	9,895	11,404

Net increase in cash and cash equivalents	113,075	58,781	58,995
Cash and cash equivalents at beginning of period	345,283	286,502	227,507

Cash and cash equivalents at end of period	$458,358	$345,283	$286,502

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) during the year for:
Interest	$507	$494	$435
Income taxes, net of refunds	$131,967	$71,363	$(15,537)
Purchase of goodwill and other intangible assets and other assets:
Assets acquired
Goodwill and other intangible assets	$1,750	$1,581	$17,594
Other	2,724	434	539
Liabilities incurred
Other	—	(285)	(10)

Cash paid, net of cash acquired	$4,474	$1,730	$18,123

Non-cash items:
Stock repurchases awaiting settlement	$12,406	$—	$—

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Summary of Significant Accounting Policies

Nature of Operations.    Robert Half International Inc. (the “Company”) provides specialized staffing and risk consulting services through such divisions as Accountemps®, Robert Half® Finance & Accounting, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group®, and Protiviti®. The Company, through its Accountemps, Robert Half Finance & Accounting, and Robert Half Management Resources divisions, is the world’s largest specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OfficeTeam specializes in highly skilled temporary administrative support personnel. Robert Half Technology provides information technology professionals. Robert Half Legal provides temporary, project, and full-time staffing of attorneys and specialized support personnel within law firms and corporate legal departments. The Creative Group provides project staffing in the advertising, marketing, and web design fields. Protiviti provides business and technology risk consulting and internal audit services. Protiviti, which primarily employs risk consulting and internal audit professionals formerly associated with major accounting firms, is a wholly-owned subsidiary of the Company. Revenues are predominantly derived from specialized staffing services. The Company operates in the United States, Canada, Mexico, Europe, Asia, Australia and New Zealand. The Company is a Delaware corporation.

Basis of Presentation.    The Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”).

Certain reclassifications have been made to the 2004 and 2003 financial statements to conform to the 2005 presentation. In connection with the preparation of its report on Form 10-Q for the quarterly period ended March 31, 2005, the Company concluded that it was appropriate to classify its auction rate securities as marketable securities. Previously, such investments had been classified as cash and cash equivalents. Accordingly, the Company has revised the classification to report these securities as marketable securities in a separate line item on its Consolidated Statements of Financial Position as of December 31, 2004. As of December 31, 2005 the Company had no marketable securities. Corresponding adjustments have also been made to the Company’s Consolidated Statements of Cash Flows for the periods ended December 31, 2005, 2004 and 2003, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in the Company’s previously reported Consolidated Statements of Cash Flows, or the Company’s previously reported Consolidated Statements of Operations for any period.

As of December 31, 2004, $92 million of these current investments were originally classified as cash and cash equivalents on the Company’s Consolidated Statements of Financial Position.

For the years ended December 31, 2004 and 2003, net cash used in investing activities related to these current investments of $2 million and $1 million, respectively, were included in cash and cash equivalents in the Company’s Consolidated Statements of Cash Flows.

Principles of Consolidation.    The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany balances have been eliminated.

Use of Estimates.    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of December 31, 2005, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, income and other taxes, and certain employee retirement plans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note A—Summary of Significant Accounting Policies (Continued)

Intangible Assets.    Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment analysis during each of the years ended December 31, 2005 and 2004, and determined that no adjustment to the carrying value of goodwill was required.

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

Stock Option Plans.    The Company accounts for its stock option plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, the intrinsic value of the options is used to record compensation expense and, as a result, no compensation expense related to stock options is included in determining net income and net income per share in the Financial Statements. Restricted stock and stock unit grants are accounted for in accordance with APB 25, which mandates that restricted stock grants with performance conditions are calculated using the intrinsic value. Had compensation expense for the stock options and performance-based restricted stock granted been based on the estimated fair value at the award dates, as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company’s pro forma net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003
Net Income (Loss)
As reported	$237,870	$140,604	$6,390
Stock-based employee compensation expense, net of related tax effects	17,148	14,149	14,586
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(31,466)	(29,898)	(34,423)

Pro forma	$223,552	$124,855	$(13,447)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note A—Summary of Significant Accounting Policies (Continued)

	Years Ended December 31,
	2005	2004	2003
Net Income (Loss) Per Share
Basic
As reported	$1.42	$.83	$.04
Pro forma	$1.33	$.74	$(.08)
Diluted
As reported	$1.36	$.79	$.04
Pro forma	$1.29	$.71	$(.08)

The fair value of each option is estimated, as of the grant date, using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003: expected dividend yields of 0.92%, 0.85% and 0% for grants in 2005, 2004 and 2003, respectively; expected volatility of 47.1%, 49.4% and 50.9% for 2005, 2004 and 2003, respectively; risk-free interest rates of 3.8%, 3.6% and 3.1% for 2005, 2004 and 2003, respectively; and expected lives of 6.1 years, 6.0 years and 5.9 years for 2005, 2004 and 2003, respectively.

Property and Equipment.    Property and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the following useful lives:

Computer hardware	2 to 3 years
Computer software	2 to 5 years
Furniture and equipment	5 years
Leasehold improvements	Term of lease, 5 years maximum

Internal-use Software.    The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. The Company capitalized approximately $4.5 million, $5.1 million and $10.8 million of internal-use software development costs for the years ended December 31, 2005, 2004 and 2003, respectively.

Note B—New Accounting Pronouncements

In June 2005, the Emerging Issues Task Force (“EITF”) issued Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”), which requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of a lease term be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewal periods that are deemed to be reasonably assured at the date the leasehold improvements are purchased. The adoption of EITF 05-6 during the three months ended September 30, 2005 did not have an impact on the Company’s Financial Statements.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, An Interpretation of FASB Statement No. 143, (“FIN 47”) which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company adopted the provisions of FIN 47 in the three months ended December 31, 2005. The adoption of FIN 47 did not have a material impact on its consolidated financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B—New Accounting Pronouncements (Continued)

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—A replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Accordingly, the Company will adopt SFAS 154 effective January 1, 2006. The adoption of SFAS 154 is not expected to have a material effect on the Company’s results of operations.

During December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense based on their fair values. In April 2005, the SEC amended the effective date of SFAS 123R to be the first annual period beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to expense recognition. Under SFAS 123R, the Company will be required to select a valuation technique, or option pricing model that meets the criteria as stated in the standard. Allowable valuation models include a binomial model and the Black-Scholes model. The Company is required to adopt the provisions of SFAS 123R in the first quarter of 2006. The Company is in the process of assessing the impact on the Company’s results of operations from the adoption of SFAS 123R for its effect on prospective option grants. The adoption of SFAS 123R requires the Company to value stock options granted prior to its adoption of SFAS 123R under the fair value method and expense these amounts in the income statement over the stock option’s remaining vesting period. This will result in the Company expensing approximately $17 million, before income tax effects, in 2006 that would previously have been presented in a pro forma footnote disclosure. In addition, SFAS 123R will require the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow, which will impact the Company’s future reported cash flow from operating activities.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

Note C—Deferred Income Taxes and Other Current Assets

Deferred income taxes and other current assets consisted of the following (in thousands):

	December 31,
	2005	2004
Deferred income taxes	$45,429	$36,794
Deposits in trusts for employee benefits and retirement plans	34,612	31,647
Other	27,249	19,425

	$107,290	$87,866

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note D—Goodwill and Other Intangible Assets, Net

The following table sets forth the activity in goodwill and other intangible assets from December 31, 2003 through December 31, 2005 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balance as of December 31, 2003	$161,963	$545	$162,508
Purchase of intangible assets	881	700	1,581
Translation adjustments	888	—	888
Increase in unamortized retirement costs	—	3,979	3,979

	163,732	5,224	168,956
Amortization of intangible assets	—	(1,025)	(1,025)

Balance as of December 31, 2004	163,732	4,199	167,931
Purchase of intangible assets	1,250	500	1,750
Translation adjustments	(851)	76	(775)
Decrease in unamortized retirement costs	—	(2,714)	(2,714)

	164,131	2,061	166,192
Amortization of intangible assets	—	(335)	(335)

Balance as of December 31, 2005	$164,131	$1,726	$165,857

The estimated remaining amortization expense is $0.4 million for 2006, and $0.2 million thereafter.

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31,
	2005	2004
Computer hardware	$110,440	$98,296
Computer software	190,069	168,086
Furniture and equipment	100,690	89,560
Leasehold improvements	75,401	69,203
Other	13,544	10,870

Property and equipment, cost	490,144	436,015
Accumulated depreciation	(379,629)	(340,232)

Property and equipment, net	$110,515	$95,783

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	December 31,
	2005	2004
Payroll and benefits	$134,541	$100,507
Employee retirement obligations	50,327	47,825
Workers’ compensation	21,424	19,398
Payroll taxes	33,217	27,904

	$239,509	$195,634

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note F—Accrued Payroll Costs and Retirement Obligations (Continued)

Included in employee benefits and retirement obligations is $42 million at December 31, 2005 and 2004 related to a defined benefit retirement agreement for the Company’s Chief Executive Officer. The amount of this obligation has been calculated in accordance with the current provisions of the employee’s retirement agreement, which was initially entered into in 1985. The key assumptions used in this calculation include: expected retirement age, mortality, expected post retirement Consumer Price Index increases of 2.8% and 2.9%, and discount rates of 4.0% and 3.8% at December 31, 2005 and 2004, respectively.

Note G—Notes Payable and Other Indebtedness

The Company issued promissory notes as well as other forms of indebtedness in connection with certain acquisitions and other payment obligations. These are due in varying installments, carry varying interest rates and, in aggregate, amounted to $3.1 million at December 31, 2005 and $2.3 million at December 31, 2004. At December 31, 2005, $2.1 million of the notes were collateralized by a standby letter of credit. The following table shows the schedule of maturities for notes payable and other indebtedness at December 31, 2005 (in thousands):

2006	$356
2007	352
2008	350
2009	104
2010	113
Thereafter	1,779

$3,054

At December 31, 2005, the notes carried fixed rates and the weighted average interest rate for the above was approximately 8.7%, 8.7% and 8.6% for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company has an uncommitted letter of credit facility (“the facility”) of up to $35.0 million, which is available to cover the issuance of debt support standby letters of credit. The Company had used $27.0 million and $30.9 million in debt support standby letters of credit as of December 31, 2005 and 2004, respectively. Of the debt support standby letters of credit outstanding as of December 31, 2005 and 2004, $24.8 million and $28.7 million, respectively, satisfy workers’ compensation insurer’s collateral requirements. There is a service fee of 1.0% on the used portion of the facility. The facility is subject to certain financial covenants and expires on August 31, 2006.

Note H—Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2005, 2004 and 2003 consisted of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003
Current:
Federal	$128,497	$78,681	$4,773
State	27,746	17,517	3,430
Foreign	11,432	10,788	2,141
Deferred:
Federal and state	(13,380)	(15,259)	(1,178)
Foreign	9	2,334	(3,841)

	$154,304	$94,061	$5,325

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H—Income Taxes (Continued)

Income (loss) before the provision for income taxes for the years ended December 31, 2005, 2004 and 2003 consisted of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003
Domestic	$359,709	$219,434	$18,985
Foreign	32,465	15,231	(7,270)

	$392,174	$234,665	$11,715

The income taxes shown above varied from the statutory federal income tax rates for these periods as follows:

	Years Ended December 31,
	2005	2004	2003
Federal U.S. income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.3	4.2	12.6
Tax-free interest income	(0.4)	(0.2)	(2.8)
Non-deductible expenses	0.3	0.3	(2.1)
Non-U.S. income taxed at different rates, net of foreign tax credits	(0.4)	1.0	8.4
Other, net	0.5	(0.2)	(5.6)

Effective tax rate	39.3%	40.1%	45.5%

The deferred portion of the tax provision consisted of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003
Amortization of franchise rights	$912	$600	$731
Amortization of other intangibles	449	(476)	(3,493)
Accrued expenses, deducted for tax when paid	(10,239)	(9,428)	442
Capitalized costs for books, deducted for tax	226	3,324	4,489
Depreciation	(6,815)	(4,441)	(4,290)
Other, net	2,096	(2,504)	(2,898)

	$(13,371)	$(12,925)	$(5,019)

The deferred income tax amounts included on the Consolidated Statements of Financial Position are comprised of the following (in thousands):

	December 31,
	2005	2004
Current deferred income tax assets, net	$45,429	$36,794
Long-term deferred income tax assets, net	25,406	18,627

	$70,835	$55,421

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H—Income Taxes (Continued)

The components of the deferred income tax amounts at December 31, 2005 and 2004 were as follows (in thousands):

	December 31,
	2005	2004
Deferred Income Tax Assets
Provision for bad debts	$5,774	$4,574
Employee retirement and other benefit obligations	37,442	30,619
Workers’ compensation	8,512	7,560
Deferred compensation	10,102	10,498
Credits and net operating loss carryforwards	26,818	23,462
Property and equipment basis differences	4,373	—
Other	8,276	5,452

Total deferred income tax assets	101,297	82,165

Deferred Income Tax Liabilities
Amortization of intangible assets	(12,845)	(11,251)
Property and equipment basis differences	—	(2,109)
Unremitted earnings of foreign subsidiaries	(3,036)	(3,409)
Other	(3,446)	(2,821)

Total deferred income tax liabilities	(19,327)	(19,590)

Valuation allowance	(11,135)	(7,154)

Total deferred income tax assets, net	$70,835	$55,421

The Company has net operating loss carryforwards in a number of states. The tax benefit of these net operating losses is $4.6 million. These state net operating losses expire in 2007 and later. The Company has net operating loss carryforwards in foreign countries. The tax benefit of these net operating losses is $11.1 million. These net operating losses expire in 2007 and later.

The Company has not provided deferred income taxes or foreign withholding taxes on $13.9 million and $19.0 million of undistributed earnings of its non-U.S. subsidiaries as of December 31, 2005 and 2004 respectively, since the Company intends to reinvest these earnings indefinitely. Foreign tax credits associated with these earnings are expected to offset any U.S. tax liability which would arise upon repatriation.

During December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), which provides guidance on the accounting for the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act, which was signed into law on October 22, 2004, introduces relief on the potential income tax impact of repatriating foreign earnings and certain other provisions. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. The Company has completed its assessment and will not repatriate any foreign earnings under the provisions of the Jobs Act.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note I—Commitments and Contingencies

Rental expense, primarily for office premises, amounted to $75.6 million, $74.6 million and $72.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. The approximate minimum rental commitments for 2006 and thereafter under non-cancelable leases in effect at December 31, 2005 were as follows (in thousands):

2006	$72,934
2007	63,601
2008	52,031
2009	43,549
2010	30,891
Thereafter	24,044

$287,050

Additionally, as of December 31, 2005, the Company had future purchase commitments of approximately $29.4 million over the next three years primarily related to telecom service agreements, software licenses and subscriptions, and computer hardware and software maintenance agreements.

On August 9, 2005, Plaintiff Lizette Greene, on behalf of herself and a putative class of salaried “inside sales persons,” filed a complaint in United States District Court for the Northern District of California naming the Company and three of its wholly owned subsidiaries as Defendants. On December 1, 2005, the Plaintiff amended the Complaint. The Amended Complaint alleges that purported “inside sales persons” based in California have been misclassified under federal law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees. In addition, the Plaintiff also makes two claims under the California Private Attorney Generals Act seeking an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. Plaintiff also makes a claim under California Business and Professions Code § 17200 claim for a putative nation wide class of purported “inside sales persons.” This litigation is at a very early stage and discovery has not commenced. At this early stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On December 6, 2004, Plaintiffs Ian O’Donnell and David Jolicoeur, on behalf of themselves and a putative class of salaried Staffing Managers, Account Executives and Account Managers, filed a complaint in Massachusetts Superior Court naming the Company and one of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Staffing Managers, Account Executives and Account Managers based in Massachusetts within the past two years have been misclassified under Massachusetts law as exempt employees and seeks an unspecified amount equal to three times their unpaid overtime compensation alleged to be due to them had they been paid as non-exempt, hourly employees, plus costs and legal fees. The complaint also makes similar allegations under the U.S. Fair Labor Standards Act on behalf of all Staffing Managers, Account Executives and Account Managers employed in any state other than Massachusetts and California within the past three years and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees, plus an equal amount as liquidated damages. The case has been removed to the United States District Court for the District of Massachusetts. Plaintiffs have filed a motion with the Court seeking conditional certification of the class and permission to mail class members a notice regarding their right to opt into the case as a plaintiff. The Company has opposed such motion and has commenced discovery. On November 30, 2005, plaintiffs filed a motion with the Court seeking permission to amend the complaint to allege that the Company failed to pay its exempt employees on a “salary basis.” If the motion to amend is allowed, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note I—Commitments and Contingencies (Continued)

putative class would expand beyond Staffing Managers, Account Executives and Account Managers as initially proposed, and would include all Company employees classified as exempt during the time period covered by the lawsuit. The Company has opposed the motion to amend the complaint. Because the litigation is at an early stage, it is not feasible to predict its outcome or a range of loss, should a loss occur. Accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On September 10, 2004, Plaintiff Mark Laffitte, on behalf of a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees. In addition, the plaintiff seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. This litigation is at an early stage and discovery has commenced. At this early stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to vigorously defend against litigation.

The Company is involved in a number of other lawsuits arising in the ordinary course of business. While management does not expect any of these matters to have a material adverse effect on the Company’s results of operations, financial position or cash flows, litigation is subject to certain inherent uncertainties.

Note J—Stockholders’ Equity

Stock Repurchase Program.    As of December 31, 2005, the Company is authorized to repurchase, from time to time, up to 9.3 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the years ended December 31, 2005, 2004 and 2003, the Company repurchased approximately 7.6 million, 2.7 million and 1.6 million shares of common stock on the open market for a total cost of $222 million, $64 million and $25 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. During the years ended December 31, 2005, 2004 and 2003, such repurchases totaled approximately 1.6 million, 1.0 million and 0.5 million shares at a cost of $53 million, $25 million and $8 million, respectively. Repurchases of securities have been funded with cash generated from operations.

The repurchased shares are held in treasury and are presented as if retired. Treasury stock is accounted for using the cost method. Treasury stock activity for the three years ended December 31, 2005 (consisting of stock option exercises and the purchase of shares for the treasury) is presented in the Consolidated Statements of Stockholders’ Equity.

Note K—Stock Plans

Under various stock plans, officers, employees and outside directors have received or may receive grants of restricted stock, stock units, stock appreciation rights or options to purchase common stock. Grants have been made at the discretion of the Committees of the Board of Directors. Grants generally vest in four years.

Options currently outstanding under the plans have an exercise price equal to the fair market value of the Company’s common stock at the date of grant, may consist of both incentive stock options and nonstatutory stock options under the Internal Revenue Code, and generally have a term of 10 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Stock Plans (Continued)

The Company accounts for these plans under APB 25. Therefore, the intrinsic value of the options is used to record compensation expense and, as a result, no compensation expense has been recognized for its stock option plans. As required by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, calculations of pro forma net income (loss) and net income (loss) per share, computed in accordance with the method prescribed by SFAS 123, are set forth in Note A to the Financial Statements.

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

The following table reflects activity under all stock plans from December 31, 2002 through December 31, 2005, and the weighted average exercise prices (in thousands, except per share amounts):

	Restricted Stock Plans	Stock Option Plans
		Number of Shares	Weighted Average Price Per Share
Outstanding, December 31, 2002	3,502	29,066	$16.38
Granted	1,015	3,680	$19.40
Exercised	—	(2,019)	$15.64
Restrictions lapsed	(1,139)	—	—
Forfeited	(118)	(1,540)	$20.53

Outstanding, December 31, 2003	3,260	29,187	$16.57
Granted	1,275	1,968	$26.69
Exercised	—	(3,561)	$12.55
Restrictions lapsed	(1,073)	—	—
Forfeited	(18)	(916)	$20.90

Outstanding, December 31, 2004	3,444	26,678	$17.67
Granted	1,490	489	$30.55
Exercised	—	(5,508)	$13.98
Restrictions lapsed	(1,030)	—	—
Forfeited	(56)	(686)	$23.04

Outstanding, December 31, 2005	3,848	20,973	$18.77

The weighted average price per share of restricted stock granted in 2005, 2004 and 2003 was $30.41, $27.44 and $22.38, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Stock Plans (Continued)

The following table summarizes information about options outstanding as of December 31, 2005 (in thousands, except number of years and per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2005	Weighted Average Exercise Price
$9.72 to $12.34	3,731	2.25	$10.97	3,729	$10.97
$12.51 to $16.94	3,935	5.21	$14.94	3,152	$14.74
$16.95 to $19.31	4,282	3.92	$18.35	3,869	$18.48
$19.45 to $22.56	4,765	5.33	$21.64	4,029	$21.71
$22.70 to $27.82	3,582	7.40	$25.59	1,586	$25.51
$27.84 to $34.75	678	7.31	$30.43	300	$29.43

Total	20,973	4.89	$18.77	16,665	$17.74

At December 31, 2005, the total number of available shares to grant under the plans (consisting of either restricted stock, stock units, stock appreciation rights or options) was approximately 8.4 million. Of the 21.0 million options outstanding at December 31, 2005, 16.7 million options were exercisable with a weighted average exercise price of $17.74, and 4.3 million options were not exercisable with a weighted average exercise price of $22.76.

Note L—Net Income Per Share

The calculation of net income per share for the three years ended December 31, 2005 is reflected in the following table (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003
Net Income	$237,870	$140,604	$6,390
Basic:
Weighted average shares	167,664	169,742	168,719

Diluted:
Weighted average shares	167,664	169,742	168,719
Potentially dilutive shares	6,718	7,124	4,456

Diluted shares	174,382	176,866	173,175

Net Income Per Share:
Basic	$1.42	$.83	$.04
Diluted	$1.36	$.79	$.04

The weighted average diluted common shares outstanding for the years ended December 31, 2005, 2004 and 2003 excludes the dilutive effect of approximately 0.1 million, 0.9 million and 11.8 million options, respectively, since such options have an exercise price in excess of the respective year’s average market value of the Company’s common stock. Had such options been included, the dilutive effect would have been calculated using the treasury method.

The computation of potentially dilutive shares includes unvested restricted stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table provides a reconciliation of revenue and operating income (loss) by reportable segment to consolidated results (in thousands):

	Years Ended December 31,
	2005	2004	2003
Net service revenues
Temporary and consultant staffing	$2,640,211	$2,187,468	$1,746,852
Permanent placement staffing	219,234	135,882	94,840
Risk consulting and internal audit services	478,994	352,346	133,299

	$3,338,439	$2,675,696	$1,974,991

Operating income (loss)
Temporary and consultant staffing	$250,161	$151,855	$38,259
Permanent placement staffing	44,602	16,919	2,559
Risk consulting and internal audit services	86,798	63,146	(21,429)

	381,561	231,920	19,389

Amortization of intangible assets	335	1,025	10,277
Interest income, net	(10,948)	(3,770)	(2,603)

Income before income taxes	$392,174	$234,665	$11,715

The Company does not report total assets by segment. The following table represents identifiable assets by business segment (in thousands):

	December 31,
	2005	2004
Accounts receivable
Temporary and consultant staffing	$332,557	$280,965
Permanent placement staffing	35,978	22,548
Risk consulting and internal audit services	103,491	105,422

	$472,026	$408,935

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note M—Business Segments (Continued)

The Company operates internationally, with operations in the United States, Canada, Mexico, Europe, Asia, Australia and New Zealand. The following tables represent revenues and long-lived assets by geographic location (in thousands):

	Years Ended December 31,
	2005	2004	2003
Net service revenues
Domestic	$2,702,387	$2,186,811	$1,622,071
Foreign	636,052	488,885	352,920

	$3,338,439	$2,675,696	$1,974,991

	December 31,
	2005	2004
Assets, long-lived
Domestic	$96,339	$85,639
Foreign	14,176	10,144

	$110,515	$95,783

Note N—Quarterly Financial Data (Unaudited)

The following tabulation shows certain quarterly financial data for 2005 and 2004 (in thousands, except per share amounts):

	Quarter				Year Ended December 31,
2005	1	2	3	4
Net service revenues	$769,948	$816,711	$867,015	$884,765	$3,338,439
Gross margin	$313,834	$336,281	$356,010	$366,924	$1,373,049
Income before income taxes	$85,277	$94,283	$105,641	$106,973	$392,174
Net income	$51,593	$57,229	$64,439	$64,609	$237,870
Basic net income per share	$.30	$.34	$.39	$.39	$1.42
Diluted net income per share	$.29	$.33	$.37	$.37	$1.36

	Quarter				Year Ended December 31,
2004	1	2	3	4
Net service revenues	$572,282	$641,230	$707,987	$754,197	$2,675,696
Gross margin	$216,027	$254,632	$282,335	$303,308	$1,056,302
Income before income taxes	$25,441	$55,661	$71,208	$82,355	$234,665
Net income	$15,416	$32,441	$43,080	$49,667	$140,604
Basic net income per share	$.09	$.19	$.25	$.29	$.83
Diluted net income per share	$.09	$.18	$.24	$.28	$.79

Note O—Subsequent Event

On February 15, 2006, the Company announced a quarterly dividend of $.08 per share to be paid to all shareholders of record on February 27, 2006. The dividend will be paid on March 15, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Robert Half International Inc.:

We have completed integrated audits of Robert Half International Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations, of stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Robert Half International Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

March 1, 2006

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures.    Management, including the Company’s Chairman and Chief Executive Officer and the Vice Chairman and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chairman and Chief Executive Officer and the Vice Chairman and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.    Other Information

None.

PART III

Except as provided below in this Part III, the information required by Items 10 through 14 of Part III is incorporated by reference from Item 1 of this Report and from the registrant’s Proxy Statement, under the captions “Nomination and Election of Directors,” “Beneficial Stock Ownership,” “Compensation of Directors,” “Compensation of Executive Officers,” and “Independent Public Accountants” which Proxy Statement will be mailed to stockholders in connection with the registrant’s annual meeting of stockholders which is scheduled to be held in May 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights A	Weighted average exercise price of outstanding options, warrants and rights B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by security holders	11,166,678	$17.63	8,377,769
Equity compensation plans not approved by security holders(a)	9,806,360	$20.07	0
Total	20,973,038	$18.77	8,377,769

(a)	These plans, by their terms, expressly prohibited any grants to directors or executive officers. All such plans were terminated in May 2005, and no future grants may be made under such plans. The information in the table reflects shares issuable upon the exercise of options granted before such plans were terminated.

All future grants will be made pursuant to the Stock Incentive Plan, which was approved by stockholders in May 2005. Such plan authorizes the issuance of stock options, restricted stock, stock units and stock appreciation rights to directors, executive officers and employees.

Description of Equity Plans Not Approved by Stockholders

All of the following plans were terminated in May 2005. No future grants may be made under any of these plans.

StockPlus Plan.    The StockPlus Plan authorized the grant of stock options to employees other than directors and executive officers. No option could have a term of more than ten years.

Stock Option Plan for Field Employees.    The Stock Option Plan for Field Employees authorized the grant of stock options to employees or consultants other than directors and executive officers. No option could have a term of more than ten years.

Restricted Stock Plan for Field Employees.    The Restricted Stock Plan for Field Employees authorized the grant of shares of restricted stock to employees or consultants other than directors and executive officers. Recipients of awards did not pay for the stock, but the grants are subject to time-based vesting conditions.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Consolidated statements of financial position at December 31, 2005 and 2004.

Consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003.

Consolidated statements of stockholders’ equity for the years ended December 31, 2005, 2004 and 2003.

Consolidated statements of cash flows for the years ended December 31, 2005, 2004 and 2003.

Notes to consolidated financial statements.

Report of independent registered public accounting firm.

Selected quarterly financial data for the years ended December 31, 2005 and 2004 are set forth in Note N—Quarterly Financial Data (Unaudited) included in Item 8 of this report.

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

*10.3	Key Executive Retirement Plan—Level II, as amended, incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

*10.4	Restated Retirement Agreement, as amended, between the Registrant and Harold M. Messmer, Jr., incorporated by reference to (i) Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, (ii) Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and (iii) Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

*10.5	Excise Tax Restoration Agreement dated November 5, 1996, incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

*10.6	Outside Directors’ Option Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

*10.7	Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.8	Deferred Compensation Plan, incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

*10.9	Annual Performance Bonus Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.

*10.10	Severance Agreement dated as of August 2, 2000, between Registrant and Paul F. Gentzkow, incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.11	Agreement dated as of July 31, 1995, between Registrant and Paul F. Gentzkow, incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.12	Severance Agreement dated as of October 1, 1991, between Registrant and Paul F. Gentzkow, incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.13	Form of Amended and Restated Severance Agreement, incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*10.14	Form of Change in Control Severance Agreement, incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*10.15	Form of Indemnification Agreement for Directors of the Registrant, incorporated by reference to (i) Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and (ii) Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

*10.16	Form of Indemnification Agreement for Executive Officers of Registrant, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

Exhibit No.	Exhibit

*10.17	Senior Executive Retirement Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal quarter ended June 30, 2003.

*10.18	Collateral Assignment of Split Dollar Insurance Agreement, incorporated by reference to (i) Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, and (ii) Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

*10.19	Form of Part-Time Employment Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

*10.20	StockPlus Plan, incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

*10.21	Restricted Stock Plan for Field Employees, incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

*10.22	Stock Option Plan for Field Employees, incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

*10.23	Equity Incentive Plan—Form of Restricted Stock Agreement, incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated October 21, 2004.

*10.24	Equity Incentive Plan—Form of Stock Option Agreement, incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated October 21, 2004.

*10.25	Outside Directors’ Option Plan—Form of Stock Option Agreement, incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated October 21, 2004.

*10.26	Summary of Outside Director Cash Remuneration, incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

*10.27	Stock Incentive Plan.

*10.28	Annual Performance Bonus Plan, incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

*10.29	Stock Incentive Plan—Form of Restricted Share Agreement for Executive Officers, incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

*10.30	Stock Incentive Plan—Form of Stock Option Agreement for Executive Officers, incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

*10.31	Stock Incentive Plan—Form of Restricted Share Agreement for Outside Directors, incorporated by reference to Exhibit 99.5 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

*10.32	Stock Incentive Plan—Form of Stock Option Agreement for Outside Directors, incorporated by reference to Exhibit 99.6 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

21.1	Subsidiaries of the Registrant.

23.1	Accountant’s Consent.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Rule 1350 Certification of Chief Executive Officer.

32.2	Rule 1350 Certification of Chief Financial Officer.

*    Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

Date: March 6, 2006	By:	/s/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 6, 2006	By:	/s/ HAROLD M. MESSMER, JR.
Harold M. Messmer, Jr. Chairman of the Board, Chief Executive Officer, and a Director (Principal Executive Officer)

Date: March 6, 2006	By:	/s/ ANDREW S. BERWICK, JR.
Andrew S. Berwick, Jr., Director

Date: March 6, 2006	By:	/s/ FREDERICK P. FURTH
Frederick P. Furth, Director

Date: March 6, 2006	By:	/s/ EDWARD W. GIBBONS
Edward W. Gibbons, Director

Date: March 6, 2006	By:	/s/ THOMAS J. RYAN
Thomas J. Ryan, Director

Date: March 6, 2006	By:	/s/ J. STEPHEN SCHAUB
J. Stephen Schaub, Director

Date: March 6, 2006	By:	/s/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President, Chief Financial Officer and a Director (Principal Financial Officer)

Date: March 6, 2006	By:	/s/ MICHAEL C. BUCKLEY
Michael C. Buckley Vice President-Finance and Treasurer (Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of

Robert Half International Inc.:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 1, 2006 appearing in the 2005 Annual Report to Shareholders of Robert Half International Inc. (which report, consolidated financial statements and assessment are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 1, 2006

S-1

Schedule II—Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Charged to Expenses	Deductions	Translation Adjustments	Balance at End of Period
Year Ended December 31, 2003
Allowance for doubtful accounts receivable	$12,578	11,140	(11,045)	935	$13,608
Deferred tax valuation allowance	$1,889	2,257	—	—	$4,146

Year Ended December 31, 2004
Allowance for doubtful accounts receivable	$13,608	9,721	(6,506)	471	$17,294
Deferred tax valuation allowance	$4,146	5,977	(2,969)	—	$7,154

Year Ended December 31, 2005
Allowance for doubtful accounts receivable	$17,294	10,097	(5,584)	(1,041)	$20,766
Deferred tax valuation allowance	$7,154	6,126	(1,375)	(770)	$11,135

S-2