Form 10-Q
period 2006-03-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2006-05-05
CIK 315213

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2006:

171,791,271 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in thousands, except share amounts)

	March 31, 2006	December 31, 2005
ASSETS

Cash and cash equivalents	$472,652	$458,358
Accounts receivable, less allowances of $21,462 and $20,766	480,333	451,260
Deferred income taxes and other current assets	103,127	107,290

Total current assets	1,056,112	1,016,908
Goodwill and other intangible assets, net	172,017	165,857
Property and equipment, net	119,088	110,515
Deferred income taxes	28,660	25,406

Total assets	$1,375,877	$1,318,686

LIABILITIES

Accounts payable and accrued expenses	$88,847	$89,133
Accrued payroll costs and retirement obligations	269,858	239,509
Income taxes payable	3,975	7,703
Current portion of notes payable and other indebtedness	361	356

Total current liabilities	363,041	336,701
Notes payable and other indebtedness, less current portion	4,168	2,698
Other liabilities	8,780	8,414

Total liabilities	375,989	347,813

Commitments and Contingencies (Note G)

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 171,077,622 and 170,681,605 shares	171	171
Capital surplus	856,040	875,843
Deferred compensation	—	(86,178)
Accumulated other comprehensive income	26,474	24,987
Retained earnings	117,203	156,050

Total stockholders’ equity	999,888	970,873

Total liabilities and stockholders’ equity	$1,375,877	$1,318,686

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005

Net service revenues	$943,924	$769,948
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for temporary and risk consulting employees	550,720	456,114

Gross margin	393,204	313,834
Selling, general and administrative expenses	287,482	230,315
Amortization of intangible assets	146	74
Interest income, net	(3,497)	(1,832)

Income before income taxes	109,073	85,277
Provision for income taxes	43,570	33,684

Net income	$65,503	$51,593

Basic net income per share	$.39	$.30
Diluted net income per share	$.38	$.29

Shares:
Basic	167,390	169,898
Diluted	173,974	176,207

Cash dividends declared per share	$.08	$.07

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
COMMON STOCK—SHARES:
Balance at beginning of period	170,682	172,981
Net issuances of restricted stock	699	(21)
Repurchases of common stock	(2,495)	(1,905)
Exercises of stock options	2,192	714

Balance at end of period	171,078	171,769

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$171	$173
Net issuances of restricted stock	1	—
Repurchases of common stock	(3)	(2)
Exercises of stock options	2	1

Balance at end of period	$171	$172

CAPITAL SURPLUS:
Balance at beginning of period	$875,843	$702,331
Net issuances, and other changes to, restricted stock—excess over par value	—	(2,441)
Net issuances of restricted stock at par value	(1)	—
Stock-based compensation expense—restricted stock and stock units	9,659	—
Stock-based compensation expense—stock options	5,095	—
Exercises of stock options— excess over par value	28,714	10,487
Tax impact of equity incentive plans	22,908	3,943
Reclassification of deferred compensation	(86,178)	—

Balance at end of period	$856,040	$714,320

DEFERRED COMPENSATION:
Balance at beginning of period	$(86,178)	$(63,944)
Net issuances of, and other changes to, restricted stock	—	2,441
Amortization of deferred compensation	—	5,863
Reclassification of deferred compensation	86,178	—

Balance at end of period	$—	$(55,640)

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$24,987	$32,570
Translation adjustments, net of tax	1,487	(2,874)

Balance at end of period	$26,474	$29,696

RETAINED EARNINGS:
Balance at beginning of period	$156,050	$240,740
Repurchases of common stock—excess over par value	(90,610)	(53,287)
Cash dividends ($.08 per share and $.07 per share)	(13,740)	(12,075)
Net income	65,503	51,593

Balance at end of period	$117,203	$226,971

COMPREHENSIVE INCOME:
Net income	$65,503	$51,593
Translation adjustments, net of tax	1,487	(2,874)

Total comprehensive income	$66,990	$48,719

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$65,503	$51,593
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	146	74
Depreciation expense	14,961	11,706
Stock-based compensation expense—restricted stock and stock units	9,659	5,863
Stock-based compensation expense—stock options	5,095	—
Tax impact of equity incentive plans	—	3,943
Excess tax benefits from stock-based compensation	(18,674)	—
Provision (benefit) for deferred income taxes	7,861	(894)
Provision for doubtful accounts	1,916	1,843
Changes in assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(28,206)	(28,671)
Increase in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	27,948	21,435
Increase in income taxes payable	19,005	12,566
Change in other assets, net of change in other liabilities	(3,963)	(6,766)

Net cash flows provided by operating activities	101,251	72,692

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of goodwill and other intangible assets and other assets	(5,856)	—
Capital expenditures	(24,312)	(12,651)
Increase in trusts for employee benefits and retirement plans	(959)	(108)
Purchases of marketable securities	—	(430)
Proceeds from sales and maturities of marketable securities	—	69,376

Net cash flows (used in) provided by investing activities	(31,127)	56,187

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(90,613)	(40,862)
Cash dividends paid	(13,740)	(12,075)
Decrease in notes payable and other indebtedness	(11)	(19)
Excess tax benefits from stock-based compensation	18,674	—
Proceeds from exercises of stock options	28,716	10,488

Net cash flows used in financing activities	(56,974)	(42,468)

Effect of exchange rate changes on cash and cash equivalents	1,144	(1,689)

Net increase in cash and cash equivalents	14,294	84,722
Cash and cash equivalents at beginning of period	458,358	345,283

Cash and cash equivalents at end of period	$472,652	$430,005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$118	$130
Income taxes, net of refunds	$15,799	$22,134
Purchase of goodwill and other intangible assets and other assets:
Assets acquired
Goodwill and other intangible assets	$7,248	$—
Other assets	2,398	—
Liabilities incurred
Notes payable and other contracts	(1,524)	—
Other	(2,266)	—

Cash paid, net of cash acquired	$5,856	$—

Non-cash items:
Stock repurchases awaiting settlement	$—	$12,427

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2006

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

Basis of Presentation. The unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). The comparative year-end condensed consolidated statement of financial position data presented was derived from audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the periods presented have been included. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2005, included in the annual report on Form 10-K. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for a full year.

Principles of Consolidation. The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany balances have been eliminated.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of March 31, 2006, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, income and other taxes, and certain employee retirement plans.

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

March 31, 2006

Note A—Summary of Significant Accounting Policies (Continued)

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2006

Note A—Summary of Significant Accounting Policies (Continued)

Workers’ Compensation. The Company self-insures or retains a portion of the exposure for losses related to workers’ compensation. The Company has established reserves for workers’ compensation claims based on historical loss statistics and periodic third-party actuarial valuations.

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

Stock-based Compensation. Under various stock plans, officers, employees, and outside directors have received or may receive grants of restricted stock, stock units, stock appreciation rights or options to purchase common stock. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”). Prior to January 1, 2006, the Company accounted for the plans under the measurement and recognition provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations as permitted by SFAS No. 123 (“SFAS 123”), Accounting for Stock Based Compensation. Under APB 25, the Company recorded stock-based compensation expense for restricted stock and restricted stock units in its Financial Statements. Under the provisions of APB 25, the Company was not required to recognize compensation expense for the cost of stock options due to using the intrinsic value method. Stock-based compensation expense for stock options was included as a pro forma disclosure in the financial statement footnotes.

The following table reflects pro forma net income and basic and diluted net income per share as presented in the Notes to Financial Statements for the period ending March 31, 2005 (in thousands, except per share amounts):

Three Months Ended March 31, 2005
Net Income
As reported	$51,593
Stock-based employee compensation expense, net of related tax effects	3,576
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,235)

Pro forma	$47,934

Net Income Per Share
Basic
As reported	$.30
Pro forma	$.28
Diluted
As reported	$.29
Pro forma	$.27

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2006

Note A—Summary of Significant Accounting Policies (Continued)

The fair value of each option is estimated, as of the grant date, using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005: expected dividend yield of 0.92%; expected volatility of 48.0%; risk-free interest rate of 3.7%; and an expected life of 6.1 years.

The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, the Company’s Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized in the Company’s Financial Statements for the three months ended March 31, 2006 included compensation expense for stock options granted prior to, but not yet vested as of December 31, 2005. The effect of applying SFAS 123(R) is outlined in the following table (in thousands, except per share amounts):

Three Months Ended March 31, 2006
Income before income taxes	$(5,095)
Net income	$(3,062)

Net income per share:
Basic	$(0.02)
Diluted	$(0.02)

See Note H—Stock Plans for further information.

Property and Equipment. Property and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the following useful lives:

Computer hardware	2 to 3 years
Computer software	2 to 5 years
Furniture and equipment	5 years
Leasehold improvements	Term of lease, 5 years maximum

Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. The Company capitalized approximately $1.0 million and $1.7 million of internal-use software development costs for the three months ended March 31, 2006 and 2005, respectively.

Note B—New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 provides some relief for entities that use derivatives to economically hedge fluctuations in the fair value of their servicing rights and changes how gains

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2006

and losses are computed in certain transfers or securitizations. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. Adoption of this standard is not expected to have a material effect on the Company’s Financial Statements.

Note C—Deferred Income Taxes and Other Current Assets

Deferred income taxes and other current assets consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Deferred income taxes	$34,314	$45,429
Deposits in trusts for employee benefits and retirement plans	35,571	34,612
Other	33,242	27,249

	$103,127	$107,290

Note D—Goodwill and Other Intangible Assets, Net

The following table sets forth the activity in goodwill and other intangible assets from December 31, 2005 through March 31, 2006 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balance as of December 31, 2005	$164,131	$1,726	$165,857
Purchase of intangible assets	6,182	1,066	7,248
Translation adjustments	95	—	95
Decrease in unamortized retirement costs	—	(1,038)	(1,038)

	170,408	1,754	172,162
Amortization of intangible assets	—	(145)	(145)

Balance as of March 31, 2006	$170,408	$1,609	$172,017

The estimated remaining amortization expense is $0.7 million for 2006, and $0.8 million thereafter.

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Computer hardware	$115,164	$110,440
Computer software	196,241	190,069
Furniture and equipment	107,947	100,690
Leasehold improvements	77,984	75,401
Other	14,390	13,544

Property and equipment, cost	511,726	490,144
Accumulated depreciation	(392,638)	(379,629)

Property and equipment, net	$119,088	$110,515

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2006

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Payroll and benefits	$158,589	$134,541
Employee retirement obligations	49,870	50,327
Workers’ compensation	23,978	21,424
Payroll taxes	37,421	33,217

	$269,858	$239,509

Included in employee benefits and retirement obligations is $42 million at March 31, 2006 and December 31, 2005 related to a defined benefit retirement agreement for the Company’s Chief Executive Officer. The amount of this obligation has been calculated in accordance with the current provisions of the employee’s retirement agreement, which was initially entered into in 1985. The key assumptions used in this calculation include: expected retirement age, mortality, expected post retirement Consumer Price Index increases of 3.5% and 2.8%, and discount rates of 4.9% and 4.0% at March 31, 2006 and December 31, 2005, respectively.

Note G—Commitments and Contingencies

On September 10, 2004, Plaintiff Mark Laffitte, on behalf of a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees. In addition, the Plaintiff seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. Dismissals as to the Company’s subsidiaries were filed with the Court on February 8, 2006. Cross-motions concerning class certification are scheduled to be heard by the court on May 16, 2006. This litigation is at an early stage and discovery has commenced. At this early stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against litigation.

On December 6, 2004, Plaintiffs Ian O’Donnell and David Jolicoeur, on behalf of themselves and a putative class of salaried Staffing Managers, Account Executives and Account Managers, filed a complaint in Massachusetts Superior Court naming the Company and one of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Staffing Managers, Account Executives and Account Managers based in Massachusetts within the past two years have been misclassified under Massachusetts law as exempt employees and seeks an unspecified amount equal to three times their unpaid overtime compensation alleged to be due to them had they been paid as non-exempt, hourly employees, plus costs and legal fees. The complaint also makes similar allegations under the U.S. Fair Labor Standards Act on behalf of all Staffing Managers, Account Executives and Account Managers employed in any state other than Massachusetts and California within the past three years and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees, plus an equal amount as liquidated damages. The case has been removed to the United States District Court for the District of Massachusetts. On March 30, 2006, the Court denied

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2006

Note G—Commitments and Contingencies (Continued)

Plaintiffs’ first motion seeking conditional certification of their federal claims as a collective action on behalf of a group of Staffing Managers, Account Executives and Account Managers. The same day, the Court allowed Plaintiffs to amend their complaint to add claims that the Company failed to pay its exempt employees on a “salary basis” as required by Massachusetts and federal law. Plaintiffs have also filed a second motion for conditional certification of their federal claims in which they seek to represent a class of salaried employees who worked for the Company in any state other than California within three years before the original complaint was filed and seeking permission to mail class members a notice regarding their right to opt into the case as plaintiffs. The Company intends to oppose that motion. Because the litigation is at an early stage, it is not feasible to predict its outcome or a range of loss, should a loss occur. Accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On August 9, 2005, Plaintiff Lizette Greene, on behalf of herself and a putative class of salaried “inside sales persons,” filed a complaint in United States District Court for the Northern District of California naming the Company and three of its wholly owned subsidiaries as Defendants. On December 1, 2005, the Plaintiff amended the Complaint. The Amended Complaint alleges that purported “inside sales persons” based in California have been misclassified under federal law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees. In addition, the Plaintiff also makes two claims under the California Private Attorney Generals Act seeking an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. Plaintiff also makes a claim under California Business and Professions Code § 17200 for a putative nation wide class of purported “inside sales persons.” This litigation is at a very early stage and discovery only recently commenced. At this early stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On March 28, 2006, Plaintiffs Maria Pellegrino, Nadia Balici, Carolyn Cox, Kelli Maresch, Jennifer McCasland and James Rossetto, all former, salaried Account Executives based in California, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that Plaintiffs were misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees. Plaintiffs also seek an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of the Plaintiff employees as exempt employees. In addition, Plaintiffs’ complaint includes a cause of action for “unfair competition” under the California Business & Professions Code. Under this cause of action, Plaintiffs seek restitutionary damages of unpaid wages for themselves and “all similarly situated employees” as well as recovery of Plaintiffs’ attorneys fees. At this early stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to vigorously defend against litigation.

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2006

Note H—Stock Plans

Under various stock plans, officers, employees, and outside directors have received or may receive grants of restricted stock, stock units, stock appreciation rights or options to purchase common stock. Grants have been made at the discretion of the Committees of the Board of Directors. Grants generally vest in four years. Shares offered under the plan are authorized but unissued or treasury shares.

Options currently outstanding under the plans have an exercise price equal to the fair market value of the Company’s common stock at the date of grant and consist of non-statutory stock options under the Internal Revenue Code, and generally have a term of 10 years.

Recipients of restricted stock do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. Recipients of stock units do not pay any cash consideration for the units, do not have the right to vote, and do not receive dividends with respect to such units. Compensation expense for restricted stock and stock units is recognized on a straight-line basis over the vesting period, using the stock’s fair market value on the grant date.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method; accordingly, prior periods have not been restated. Stock-based compensation expense recognized in the Company’s Financial Statements for the three months ended March 31, 2006 included compensation expense for stock options granted prior to, but not yet vested as of December 31, 2005.

SFAS 123(R) requires that excess tax benefits be recognized as an addition to capital surplus and that unrealized tax benefits be recognized as income tax expense unless there are excess tax benefits from previous equity awards to which it can be offset. The Company calculated the amount of eligible excess tax benefits that are available on the adoption date to offset future tax shortfalls in accordance with the long-form method described in paragraph 81 of SFAS 123(R).

Under both SFAS 123 and SFAS 123(R), the Company determines the fair value of stock options using the Black-Scholes valuation model. Under SFAS 123, the Company estimated forfeitures. SFAS 123(R) requires the Company to recognize expense over the service period for options that are expected to vest and record adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates.

For purposes of calculating stock-based compensation expense for retirement-eligible employees, the service period is assumed to be met on the grant date or retirement-eligible date, whichever is later.

SFAS 123(R) requires that the Company recognize compensation expense for only the portion of restricted stock and restricted stock units that are expected to vest, rather than recording forfeitures when they occur, as previously permitted. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

SFAS 123(R) requires the cumulative effect of recognizing compensation expense to be recorded using estimated forfeitures rather than recording actual forfeitures as they occur. Upon adoption, the Company reviewed the cumulative effect of this change in accounting policy and determined it was not necessary to record a cumulative adjustment as the impact was immaterial.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2006

Note H—Stock Plans (Continued)

Prior to January 1, 2006, the measurement date for performance-based grants was the date the performance criteria was met. As a result of adoption of SFAS 123(R), the Company no longer has employee stock awards subject to variable accounting treatment. Accordingly, compensation cost for all restricted stock and restricted stock units is based on the fair market value of the Company’s stock on the date of grant and is recognized over the service period.

SFAS 123(R) no longer requires the recognition of deferred compensation upon grant of restricted stock. On January 1, 2006, deferred compensation related to awards issued prior to the adoption of SFAS 123(R) was reduced to zero with a corresponding decrease to capital surplus. In addition, SFAS 123(R) will require the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its Financial Statements as a financing cash flow, which will impact the Company’s future reported cash flows from operating activities.

Stock-based compensation expense related to stock options recognized under SFAS 123(R) for the three months ended March 31, 2006 was $5.1 million. As of March 31, 2006, total unrecognized compensation cost, net of estimated forfeitures, was $23.8 million related to stock options and $90.2 million related to restricted stock and restricted stock units. The unrecognized compensation cost is expected to be recognized over the next 4 years. There was no stock-based compensation expense related to stock options recognized during the three months ended March 31, 2005.

The following table reflects activity under all stock plans from December 31, 2005 through March 31, 2006 (in thousands, except per share amounts):

	Restricted Stock Plans		Stock Option Plans
	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2005	3,848	$26.32	20,973	$18.77
Granted	779	$37.43	—	—
Exercised	—	—	(2,192)	$13.10
Restrictions Lapsed	(735)	$22.02	—	—
Forfeited	(16)	$32.25	(76)	$24.08

Outstanding, March 31, 2006	3,876	$29.35	18,705	$19.41

The total pre-tax intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was $51.4 million and $8.7 million, respectively. The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $27.4 million and $23.7 million, respectively.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2006

Note H—Stock Plans (Continued)

The following table summarizes information about options outstanding as of March 31, 2006 (in thousands, except number of years and per share amounts):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding as of March 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable as of March 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$9.73 to $14.28	4,368	3.44	$12.70		4,333	3.41	$12.70
$14.37 to $17.75	3,228	6.07	$16.68		2,256	5.80	$16.77
$18.20 to $20.94	3,612	2.70	$19.65		3,476	2.56	$19.65
$21.00 to $22.56	3,398	5.59	$22.03		2,788	5.17	$22.15
$22.70 to $27.82	3,446	7.16	$25.57		1,633	6.28	$25.25
$27.84 to $34.75	653	7.01	$30.41		354	5.35	$29.57

	18,705	4.95	$19.41	$359,054	14,840	4.26	$18.50	$298,377

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $38.61 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

At March 31, 2006, the total number of available shares to grant under the plan (consisting of either restricted stock or options) was 7.6 million. Of the 18.7 million options outstanding at March 31, 2006, 14.8 million options were exercisable with a weighted average exercise price of $18.50 and 3.9 million options were not exercisable with a weighted average exercise price of $22.91.

Note I—Net Income Per Share

The calculation of net income per share for the three months ended March 31, 2006 and 2005 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Net Income	$65,503	$51,593
Basic:
Weighted average shares	167,390	169,898

Diluted:
Weighted average shares	167,390	169,898
Potentially dilutive shares	6,584	6,309

Diluted shares	173,974	176,207

Net Income Per Share:
Basic	$.39	$.30
Diluted	$.38	$.29

The weighted average diluted common shares outstanding for both the three months ended March 31, 2006 and 2005 excludes the dilutive effect of approximately 0.4 million options. Employee stock options will have a dilutive effect under the treasury method only when the respective period’s average market value of the

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2006

Note I—Net Income Per Share (Continued)

Company’s common stock exceeds the exercise proceeds. Under the treasury method, exercise proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in capital surplus, if the options were exercised. The computation of potentially dilutive shares also included unvested restricted stock.

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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results (in thousands):

	Three Months Ended March 31,
	2006	2005
Net service revenues
Temporary and consultant staffing	$746,769	$612,972
Permanent placement staffing	75,484	46,229
Risk consulting and internal audit services	121,671	110,747

	$943,924	$769,948

Operating income
Temporary and consultant staffing	$76,833	$52,107
Permanent placement staffing	16,900	9,532
Risk consulting and internal audit services	11,989	21,880

	105,722	83,519
Amortization of intangible assets	146	74
Interest income, net	(3,497)	(1,832)

Income before income taxes	$109,073	$85,277

Note K—Subsequent Event

On May 2, 2006, the Company announced a quarterly dividend of $.08 per share to be paid to all shareholders of record on May 25, 2006. The dividend will be paid on June 15, 2006.

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

Stock-based Compensation. Under various stock plans, officers, employees, and outside directors have received or may receive grants of restricted stock, stock units, stock appreciation rights or options to purchase common stock. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method; accordingly, prior periods have not been restated. Stock-based compensation expense recognized in the Company’s Financial Statements for the three months ended March 31, 2006 included compensation expense for stock options granted prior to, but not yet vested as of December 31, 2005.

Under both SFAS No. 123 (“SFAS 123”), Share-Based Payment and SFAS 123(R) the Company determines the fair value of stock options using the Black-Scholes valuation model. Under SFAS 123, the Company estimated forfeitures. SFAS 123(R) requires the Company to recognize expense over the service period for options that are expected to vest and record adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates.

SFAS 123(R) requires that the Company recognize compensation expense for only the portion of restricted stock and restricted stock units that are expected to vest, rather than recording forfeitures when they occur as previously permitted. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 provides some relief for entities that use derivatives to economically hedge fluctuations in the fair value of their servicing rights and changes how gains and losses are computed in certain transfers or securitizations. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. Adoption of this standard is not expected to have a material effect on the Company’s Financial Statements.

Results of Operations for the Three Months Ended March 31, 2006 and 2005

Temporary and consultant staffing services revenues were $747 million and $613 million for the three months ended March 31, 2006 and 2005, respectively, increasing by 22% during the three months ended March 31, 2006 compared to the same period in 2005. Permanent placement revenues were $75 million and $46 million for the three months ended March 31, 2006 and 2005, respectively, increasing by 63% during the three months ended March 31, 2006 compared to the same period in 2005. Improvement in the U.S. labor markets contributed to the increase in temporary and permanent staffing services revenues for the three months ended March 31, 2006. Risk consulting and internal audit services revenues were $122 million and $111 million for the three months ended March 31, 2006 and 2005, respectively, increasing by 10% during the three months ended March 31, 2006 compared to the same period in 2005. The 2006 increase in risk consulting and internal audit services revenues is primarily due to increased brand acceptance in the marketplace and expanding demand related to increased focus on internal accounting controls and other corporate governance requirements, including the Sarbanes-Oxley Act of 2002. There can be no assurances that there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services, or that future results can be reliably predicted by considering past trends or extrapolating past results. We expect total Company revenues to continue to be impacted by general macroeconomic conditions in 2006.

The Company’s temporary and permanent staffing services business has more than 340 offices in 42 states, the District of Columbia and thirteen foreign countries, while Protiviti has more than 50 offices in 22 states and eleven foreign countries. Revenues from foreign operations represented 20% and 19% of revenues for the three months ended March 31, 2006 and 2005, respectively.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement staffing services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services were $275 million and $223 million for the three months ended March 31, 2006 and 2005, respectively, increasing by 23% in 2006. Gross margin amounts equaled 37% and 36% of revenues for temporary and consultant staffing services for the three months ended March 31, 2006 and 2005, respectively. The higher 2006 temporary and consultant gross margin percentage is primarily the result of higher bill rates and conversion revenues. Gross margin dollars for the Company’s permanent placement staffing division were $75 million and $46 million for the three months ended March 31, 2006 and 2005, respectively, increasing by 63% in 2006. Gross margin dollars for the Company’s risk consulting and internal audit division were $43 million and $45 million for the three months ended March 31, 2006 and 2005, respectively. Gross margin amounts equaled 35% and 41% of revenues for risk consulting and internal audit services for the three months ended March 31, 2006 and 2005, respectively. The 2006 decrease in gross margin percentage is primarily the result of lower staff utilization, headcount expansion in conjunction with new office openings and the expensing of stock options.

Selling, general and administrative expenses were $287 million in the three months ended March 31, 2006, compared to $230 million in the same period in 2005. Selling, general and administrative expenses as a percentage of revenues were 30% for both the three months ended March 31, 2006 and 2005. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs.

For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company’s annual goodwill impairment analysis, which is not expected to have a material effect on the financial statements, will be performed in the second quarter. Net intangible assets, consisting primarily of goodwill, represented 13% of total assets and 17% of total stockholders’ equity at March 31, 2006.

Interest income for the three months ended March 31, 2006 and 2005, was $4.1 million and $2.1 million, respectively, while interest expense for the three months ended March 31, 2006 and 2005, was $0.6 million and $0.3 million, respectively. Higher average cash balances and higher interest rates during the three months ended March 31, 2006 yielded higher interest income.

The provision for income taxes was 40% and 39% of income before taxes for the three months ended March 31, 2006 and 2005, respectively.

Liquidity and Capital Resources

The change in the Company’s liquidity during the three months ended March 31, 2006 and 2005 is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock, payment of dividends and principal payments on outstanding notes payable.

Cash, cash equivalents and marketable securities were $473 million and $453 million at March 31, 2006 and 2005, respectively. Operating activities provided $101 million during the three months ended March 31, 2006, partially offset by $31 million and $57 million of net cash used in investing activities and financing activities, respectively. Operating activities and investing activities provided $73 million and $56 million during the three months ended March 31, 2005, partially offset by $42 million of net cash used in financing activities.

Operating activities—Net cash provided by operating activities for the three months ended March 31, 2006 was composed of net income of $65 million adjusted for non-cash items of $21 million, and net cash provided by changes in working capital of $15 million. Net cash provided by operating activities for the three months ended March 31, 2005 was composed of net income of $52 million adjusted for non-cash items of $23 million, and net cash used for changes in working capital of $2 million.

Investing activities—Cash used in investing activities for the three months ended March 31, 2006 was $31 million. This was primarily composed of capital expenditures of $24 million and purchases of goodwill and other assets of $6 million. Cash provided by investing activities for the three months ended March 31, 2005 was $56 million. This was primarily proceeds from sales and maturities of marketable securities of $69 million, partially offset by capital expenditures of $13 million.

Financing activities—Cash used in financing activities for the three months ended March 31, 2006 was $57 million. This included repurchases of $91 million in common stock and $14 million in cash dividends to stockholders, partially offset by proceeds of $29 million from exercises of stock options and the excess tax benefits from stock-based compensation of $19 million. Cash used in financing activities for the three months ended March 31, 2005 was $42 million. This included common stock repurchases of $41 million and cash dividends to stockholders of $12 million, partially offset by proceeds of $11 million from exercises of stock options.

As of March 31, 2006, the Company is authorized to repurchase, from time to time, up to 8.0 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the three months ended March 31, 2006 and 2005, the Company repurchased approximately 1.2 million and 1.6 million shares of common stock on the open market for a total cost of $44 million and $43 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. During the three months ended March 31, 2006 and 2005, such repurchases totaled approximately 1.3 million and 0.4 million shares at a cost of $47 million and $10 million, respectively. Repurchases of securities have been funded with cash generated from operations.

The Company’s working capital at March 31, 2006 included $473 million in cash and cash equivalents. The Company’s working capital requirements relate primarily to accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short- and long-term basis.

On May 2, 2006, the Company announced a quarterly dividend of $.08 per share to be paid to all shareholders of record on May 25, 2006. The dividend will be paid on June 15, 2006.

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

For the three months ended March 31, 2006, approximately 20% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, and Euro, have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

On March 28, 2006, Plaintiffs Maria Pellegrino, Nadia Balici, Carolyn Cox, Kelli Maresch, Jennifer McCasland and James Rossetto, all former, salaried Account Executives based in California, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that Plaintiffs were misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees. Plaintiffs also seek an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of the Plaintiff employees as exempt employees. In addition, Plaintiffs’ complaint includes a cause of action for “unfair competition” under the California Business & Professions Code. Under this cause of action, Plaintiffs seek restitutionary damages of unpaid wages for themselves and “all similarly situated employees” as well as recovery of Plaintiffs’ attorneys fees. At this early stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to vigorously defend against the litigation. In addition, the complaint alleges claims, and seeks damages believed to be substantially similar to the O’Donnell, Laffitte and Greene complaints, taken as a whole, as further described in Note G to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

On December 6, 2004, Plaintiffs Ian O’Donnell and David Jolicoeur, on behalf of themselves and a putative class of salaried Staffing Managers, Account Executives and Account Managers, filed a complaint in Massachusetts Superior Court naming the Company and one of its wholly owned subsidiaries as Defendants. On March 30, 2006, the Court denied Plaintiffs’ first motion seeking conditional certification of their federal claims as a collective action on behalf of a group of Staffing Managers, Account Executives and Account Managers. The same day, the Court allowed Plaintiffs to amend their complaint to add claims that the Company failed to pay its exempt employees on a “salary basis” as required by Massachusetts and federal law. Plaintiffs have also filed a second motion for conditional certification of their federal claims in which they seek to represent a class of salaried employees who worked for the Company in any state other than California within three years before the original complaint was filed and seeking permission to mail class members a notice regarding their right to opt into the case as plaintiffs. The Company intends to oppose that motion. Because the litigation is at an early stage, it is not feasible to predict its outcome or a range of loss, should a loss occur. Accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation. Reference is made to Note G to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a complete description of this case.

Item 1A.	Risk Factors

There have been no material changes with regard to the risk factors previously disclosed in the Company’s most recent annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans(d)
January 1, 2006 to January 31, 2006	168,092	(a)	37.48	—	9,265,182
February 1, 2006 to February 28, 2006	1,805,025	(b)	36.32	707,400	8,557,782
March 1, 2006 to March 31, 2006	522,102	(c)	35.92	518,000	8,039,782

Total January 1, 2006 to March 31, 2006	2,495,219			1,225,400

(a)	Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(b)	Includes 1,097,625 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(c)	Includes 4,102 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(d)	Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 48,000,000 shares have been authorized for repurchase, of which 39,960,218 shares have been repurchased as of March 31, 2006.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

3.2	By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.1	Stock Incentive Plan—Form of Restricted Share Agreement for Outside Directors.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: May 5, 2006