Form 10-Q
period 2006-06-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2006-08-04
CIK 315213

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2006:

171,311,300 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in thousands, except share amounts)

	June 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$528,457	$458,358
Accounts receivable, less allowances of $22,869 and $20,766	509,509	451,260
Deferred income taxes and other current assets	110,167	107,290

Total current assets	1,148,133	1,016,908
Goodwill and other intangible assets, net	178,421	165,857
Property and equipment, net	124,133	110,515
Deferred income taxes	32,442	25,406

Total assets	$1,483,129	$1,318,686

LIABILITIES
Accounts payable and accrued expenses	$88,868	$89,133
Accrued payroll costs and retirement obligations	298,994	239,509
Income taxes payable	19,387	7,703
Current portion of notes payable and other indebtedness	86	356

Total current liabilities	407,335	336,701
Notes payable and other indebtedness, less current portion	4,206	2,698
Other liabilities	8,945	8,414

Total liabilities	420,486	347,813

Commitments and Contingencies (Note G)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 171,312,228 and 170,681,605 shares	171	171
Capital surplus	925,772	875,843
Deferred compensation	—	(86,178)
Accumulated other comprehensive income	38,898	24,987
Retained earnings	97,802	156,050

Total stockholders’ equity	1,062,643	970,873

Total liabilities and stockholders’ equity	$1,483,129	$1,318,686

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net service revenues	$981,825	$816,711	$1,925,749	$1,586,659
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for temporary and risk consulting employees	563,823	480,430	1,114,543	936,544

Gross margin	418,002	336,281	811,206	650,115
Selling, general and administrative expenses	308,173	244,071	595,655	474,386
Amortization of intangible assets	228	74	374	148
Interest income, net	(4,129)	(2,147)	(7,626)	(3,979)

Income before income taxes	113,730	94,283	222,803	179,560
Provision for income taxes	45,075	37,054	88,645	70,738

Net income	$68,655	$57,229	$134,158	$108,822

Basic net income per share	$.41	$.34	$.80	$.65
Diluted net income per share	$.39	$.33	$.77	$.62

Shares:
Basic	167,799	167,285	167,595	168,585
Diluted	174,096	172,387	174,036	174,304

Cash dividends declared per share	$.08	$.07	$.16	$.14

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share amounts)

	Six Months Ended June 30,
	2006	2005
COMMON STOCK—SHARES:
Balance at beginning of period	170,682	172,981
Net issuances of restricted stock	747	51
Repurchases of common stock	(4,297)	(5,304)
Exercises of stock options	4,180	875

Balance at end of period	171,312	168,603

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$171	$173
Net issuances of restricted stock	1	—
Repurchases of common stock	(5)	(5)
Exercises of stock options	4	1

Balance at end of period	$171	$169

CAPITAL SURPLUS:
Balance at beginning of period	$875,843	$702,331
Net issuances, and other changes to, restricted stock—excess over par value	—	(2,143)
Net issuances of restricted stock at par value	(1)	—
Stock-based compensation expense—restricted stock and stock units	19,290	—
Stock-based compensation expense—stock options	9,944	—
Exercises of stock options— excess over par value	66,142	12,925
Tax impact of equity incentive plans	40,732	4,806
Reclassification of deferred compensation	(86,178)	—

Balance at end of period	$925,772	$717,919

DEFERRED COMPENSATION:
Balance at beginning of period	$(86,178)	$(63,944)
Net issuances of, and other changes to, restricted stock	—	2,143
Amortization of deferred compensation	—	11,515
Reclassification of deferred compensation	86,178	—

Balance at end of period	$—	$(50,286)

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$24,987	$32,570
Translation adjustments, net of tax	13,911	(9,978)

Balance at end of period	$38,898	$22,592

RETAINED EARNINGS:
Balance at beginning of period	$156,050	$240,740
Repurchases of common stock—excess over par value	(164,862)	(138,504)
Cash dividends ($.16 per share and $.14 per share)	(27,544)	(23,904)
Net income	134,158	108,822

Balance at end of period	$97,802	$187,154

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$134,158	$108,822
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	374	148
Depreciation expense	29,801	23,538
Stock-based compensation expense—restricted stock and stock units	19,290	11,515
Stock-based compensation expense—stock options	9,944	—
Tax impact of equity incentive plans	—	4,806
Excess tax benefits from stock-based compensation	(30,980)	—
Provision for deferred income taxes	466	6,021
Provision for doubtful accounts	4,631	3,526
Changes in assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(54,602)	(35,094)
Increase in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	47,837	56,083
Increase in income taxes payable	52,398	13,266
Change in other assets, net of change in other liabilities	(5,882)	(9,371)

Net cash flows provided by operating activities	207,435	183,260

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of goodwill and other intangible assets and other assets	(5,856)	(2,746)
Capital expenditures	(43,514)	(21,473)
Increase in trusts for employee benefits and retirement plans	(995)	(923)
Purchases of marketable securities	—	(602)
Proceeds from sales and maturities of marketable securities	—	92,128

Net cash flows (used in) provided by investing activities	(50,365)	66,384

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(164,867)	(137,798)
Cash dividends paid	(27,544)	(23,904)
(Decrease) increase in notes payable and other indebtedness	(316)	758
Excess tax benefits from stock-based compensation	30,980	—
Proceeds from exercises of stock options	66,146	12,926

Net cash flows used in financing activities	(95,601)	(148,018)

Effect of exchange rate changes on cash and cash equivalents	8,630	(5,852)

Net increase in cash and cash equivalents	70,099	95,774
Cash and cash equivalents at beginning of period	458,358	345,283

Cash and cash equivalents at end of period	$528,457	$441,057

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$248	$257
Income taxes, net of refunds	$32,566	$51,061
Purchase of goodwill and other intangible assets and other assets:
Assets acquired
Goodwill and other intangible assets	$7,218	$—
Other assets	2,398	2,746
Liabilities incurred
Notes payable and other contracts	(1,524)	—
Other	(2,236)	—

Cash paid, net of cash acquired	$5,856	$2,746

Non-cash items:
Stock repurchases awaiting settlement	$—	$711

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2006

Note A—Summary of Significant Accounting Policies

Nature of Operations. Robert Half International Inc. (the “Company”) provides specialized staffing and risk consulting services through such divisions as Accountemps®, Robert Half® Finance & Accounting, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group®, and Protiviti®. The Company, through its Accountemps, Robert Half Finance & Accounting, and Robert Half Management Resources divisions, is a specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OfficeTeam specializes in highly skilled temporary administrative support personnel. Robert Half Technology provides information technology professionals. Robert Half Legal provides temporary, project, and full-time staffing of attorneys and specialized support personnel within law firms and corporate legal departments. The Creative Group provides project staffing in the advertising, marketing, and web design fields. Protiviti provides business and technology risk consulting and internal audit services. Protiviti, which primarily employs risk consulting and internal audit professionals formerly associated with major accounting firms, is a wholly-owned subsidiary of the Company. Revenues are predominantly derived from specialized staffing services. The Company operates in the United States, Canada, Mexico, Europe, Asia, Australia and New Zealand. The Company is a Delaware corporation.

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

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of June 30, 2006, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, income and other taxes, and certain employee retirement plans.

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

June 30, 2006

Note A—Summary of Significant Accounting Policies (Continued)

Company are the Company’s legal employees while they are working on assignments. The Company pays all related costs of employment, including workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company assumes the risk of acceptability of its employees to its customers.

Permanent placement staffing revenues—Permanent placement staffing revenues are recognized when employment candidates accept offers of permanent employment. The Company has a substantial history of estimating the effect of permanent placement candidates who do not remain with its clients through the 90-day guarantee period. Allowances established to estimate these losses are recorded as a reduction of revenues. Fees to clients are generally calculated as a percentage of the new employee’s annual compensation. No fees for permanent placement services are charged to employment candidates.

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

Comprehensive Income. Comprehensive income includes net income and certain other items that are recorded directly to Stockholders’ Equity. The Company’s only source of other comprehensive income is foreign currency translation adjustments. The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$68,655	$57,229	$134,158	$108,822
Translation adjustments, net of tax	12,424	(7,104)	13,911	(9,978)

Total comprehensive income	$81,079	$50,125	$148,069	$98,844

Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity at the date of purchase of three months or less as cash equivalents.

Goodwill and Intangible Assets. Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. Identifiable intangible assets

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2006

Note A—Summary of Significant Accounting Policies (Continued)

are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment analysis during the three months ended June 30, 2006, and determined that no adjustment to the carrying value of goodwill was required.

Income Tax Assets and Liabilities. In establishing its deferred income tax assets and liabilities, the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to its operations. Deferred tax assets and liabilities are measured and recorded using current enacted tax rates, which the Company expects will apply to taxable income in the years in which those temporary differences are recovered or settled. The likelihood of a material change in the Company’s expected realization of these assets is dependent on future taxable income, its ability to use foreign tax credit carryforwards and carrybacks, final U.S. and foreign tax settlements, and the effectiveness of its tax planning strategies in the various relevant jurisdictions.

Workers’ Compensation. Except for states which require participation in state-operated insurance funds, the Company retains the economic burden for the first $0.5 million per occurrence in workers’ compensation claims. Workers’ compensation includes ongoing healthcare and indemnity coverage for claims and may be paid over numerous years following the date of injury. Claims in excess of $0.5 million are insured. Workers’ compensation expense includes the insurance premiums for claims in excess of $0.5 million, claims administration fees charged by the Company’s workers’ compensation administrator, premiums paid to state-operated insurance funds, and an estimate for the Company’s liability for Incurred But Not Reported (“IBNR”) claims and for the ongoing development of existing claims.

The accrual for IBNR claims and for the ongoing development of existing claims in each reporting period includes estimates. The Company has established reserves for workers’ compensation claims using loss development rates which are estimated using periodic third party actuarial valuations based upon historical loss statistics which include the Company’s historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future results.

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

Stock-based Compensation. Under various stock plans, officers, employees, and outside directors have received or may receive grants of restricted stock, stock units, stock appreciation rights or options to purchase common stock. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”). Prior to January 1, 2006, the Company accounted for the plans under the measurement and recognition provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations as permitted by SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. Under APB 25, the Company recorded stock-based compensation expense for restricted stock and restricted stock units in its Financial Statements. Under the provisions of APB 25, the Company was not required to recognize

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2006

Note A—Summary of Significant Accounting Policies (Continued)

compensation expense for the cost of stock options due to using the intrinsic value method. Stock-based compensation expense for stock options was included as a pro forma disclosure in the financial statement footnotes.

The following table reflects pro forma net income and basic and diluted net income per share as presented in the Notes to Financial Statements for the period ending June 30, 2005 (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net Income
As reported	$57,229	$108,822
Stock-based employee compensation expense, net of related tax effects	3,448	7,024
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,484)	(15,718)

Pro forma	$52,193	$100,128

Net Income Per Share
Basic
As reported	$.34	$.65
Pro forma	$.31	$.59
Diluted
As reported	$.33	$.62
Pro forma	$.31	$.58

The fair value of each option is estimated, as of the grant date, using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005: expected dividend yields of 0.95% to 1.10%; expected volatility of 45.0% to 47.5%; risk-free interest rates of 3.7% to 3.9%; and an expected life of 6.1 years.

The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, the Company’s Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized in the Company’s Financial Statements for the three and six months ended June 30, 2006 included compensation expense for stock options granted prior to, but not yet vested as of December 31, 2005. The effect of applying SFAS 123(R) is outlined in the following table (in thousands, except per share amounts):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Income before income taxes	$(4,849)	$(9,944)
Net income	$(2,927)	$(5,987)

Net income per share:
Basic	$(.02)	$(.04)
Diluted	$(.02)	$(.03)

See Note H—Stock Plans for further information.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2006

Note A—Summary of Significant Accounting Policies (Continued)

Property and Equipment. Property and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the following useful lives:

Computer hardware	2 to 3 years
Computer software	2 to 5 years
Furniture and equipment	5 years
Leasehold improvements	Term of lease, 5 years maximum

Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. The Company capitalized approximately $2.9 million and $2.7 million of internal-use software development costs for the six months ended June 30, 2006 and 2005, respectively.

Note B—New Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company is currently in the process of evaluating the effect of FIN 48 on its Financial Statements.

Note C—Deferred Income Taxes and Other Current Assets

Deferred income taxes and other current assets consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Deferred income taxes	$37,926	$45,429
Deposits in trusts for employee benefits and retirement plans	35,607	34,612
Other	36,634	27,249

	$110,167	$107,290

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2006

Note D—Goodwill and Other Intangible Assets, Net

The following table sets forth the activity in goodwill and other intangible assets from December 31, 2005 through June 30, 2006 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balance as of December 31, 2005	$164,131	$1,726	$165,857
Purchase of intangible assets	6,222	996	7,218
Translation adjustments	853	27	880
Increase in unamortized retirement costs	—	4,840	4,840

	171,206	7,589	178,795
Amortization of intangible assets	—	(374)	(374)

Balance as of June 30, 2006	$171,206	$7,215	$178,421

The estimated remaining amortization expense is $0.5 million for 2006, and $0.8 million thereafter.

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Computer hardware	$121,091	$110,440
Computer software	200,080	190,069
Furniture and equipment	113,993	100,690
Leasehold improvements	82,563	75,401
Other	15,140	13,544

Property and equipment, cost	532,867	490,144
Accumulated depreciation	(408,734)	(379,629)

Property and equipment, net	$124,133	$110,515

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Payroll and benefits	$186,851	$134,541
Employee retirement obligations	56,395	50,327
Workers’ compensation	23,204	21,424
Payroll taxes	32,544	33,217

	$298,994	$239,509

Included in employee benefits and retirement obligations is $48 million and $42 million at June 30, 2006 and December 31, 2005, respectively, related to a defined benefit retirement agreement for the Company’s Chief

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2006

Note F—Accrued Payroll Costs and Retirement Obligations (Continued)

Executive Officer. The amount of this obligation has been calculated in accordance with the current provisions of the employee’s retirement agreement, which was initially entered into in 1985. The key assumptions used in this calculation include: expected retirement age, mortality, expected post retirement Consumer Price Index increases of 3.5% and 2.8%, and discount rates of 5.3% and 4.0% at June 30, 2006 and December 31, 2005, respectively.

Note G—Commitments and Contingencies

On September 10, 2004, Plaintiff Mark Laffitte, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees. In addition, the Plaintiff seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. On June 22, 2006, the Court heard cross-motions concerning class certification, and has taken such motions under submission. As of the date of this report, the Court has not made any ruling on such motions. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to vigorously defend against litigation.

On December 6, 2004, Plaintiffs Ian O’Donnell and David Jolicoeur, on behalf of themselves and a putative class of salaried Staffing Managers, Account Executives and Account Managers, filed a complaint in Massachusetts Superior Court naming the Company and one of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Staffing Managers, Account Executives and Account Managers based in Massachusetts within the past two years have been misclassified under Massachusetts law as exempt employees and seeks an unspecified amount equal to three times their unpaid overtime compensation alleged to be due to them had they been paid as non-exempt, hourly employees, plus costs and legal fees. The complaint also makes similar allegations under the U.S. Fair Labor Standards Act on behalf of all Staffing Managers, Account Executives and Account Managers employed in any state other than Massachusetts and California within the past three years and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees, plus an equal amount as liquidated damages. The case has been removed to the United States District Court for the District of Massachusetts. On March 30, 2006, the Court denied Plaintiffs’ first motion seeking conditional certification of their federal claims as a collective action on behalf of a group of Staffing Managers, Account Executives and Account Managers. The same day, the Court allowed Plaintiffs to amend their complaint to add claims that the Company failed to pay its exempt employees on a “salary basis” as required by Massachusetts and federal law. Plaintiffs have also filed a second motion for conditional certification of their federal claims in which they seek to represent a class of salaried employees who worked for the Company in any state other than California within three years before the original complaint was filed and seeking permission to mail class members a notice regarding their right to opt into the case as Plaintiffs. The Company has opposed that motion, and the Court has not yet issued a ruling. Because the litigation is at an early stage, it is not feasible to predict its outcome or a range of loss, should a loss occur. Accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On August 9, 2005, Plaintiff Lizette Greene, on behalf of herself and a putative class of salaried “inside sales persons,” filed a complaint in United States District Court for the Northern District of California naming the

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2006

Note G—Commitments and Contingencies (Continued)

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

Plaintiff Don Tran, on behalf of himself and a putative class of salaried Consultants, and a sub-class of terminated salaried Consultants has sued Protiviti Inc., a wholly-owned subsidiary of the Company (“Protiviti”). The complaint was filed in the California Superior Court on May 4, 2006 and was served on Protiviti on May 16, 2006. The complaint alleges that salaried Consultants based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees. Plaintiff also seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. The complaint further seeks damages and penalties for the failure to provide meal and rest periods, and for the failure to reimburse business expenses, including, without limitation, parking and cellular telephone expenses. At this early stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts will be provided in the accompanying financial statements. Protiviti believes it has meritorious defenses to the allegations, and Protiviti intends to vigorously defend against litigation.

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2006

Note H—Stock Plans

Under various stock plans, officers, employees, and outside directors have received or may receive grants of restricted stock, stock units, stock appreciation rights or options to purchase common stock. Grants have been made at the discretion of the Committees of the Board of Directors. Grants generally vest in four years. Shares offered under the plan are authorized but unissued shares or treasury shares.

Options currently outstanding under the plans have an exercise price equal to the fair market value of the Company’s common stock at the date of grant and consist of non-statutory stock options under the Internal Revenue Code, and generally have a term of 10 years.

Recipients of restricted stock do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. Recipients of stock units do not pay any cash consideration for the units, do not have the right to vote, and do not receive dividends with respect to such units. Compensation expense for restricted stock and stock units is recognized on a straight-line basis over the vesting period, based on the stock’s fair market value on the grant date.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method; accordingly, prior periods have not been restated. Stock-based compensation expense recognized in the Company’s Financial Statements for the three and six months ended June 30, 2006 included compensation expense for stock options granted prior to, but not yet vested as of December 31, 2005.

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

June 30, 2006

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

SFAS 123(R) no longer requires the recognition of deferred compensation upon grant of restricted stock. On January 1, 2006, deferred compensation related to awards issued prior to the adoption of SFAS 123(R) was reduced to zero with a corresponding decrease to capital surplus. In addition, SFAS 123(R) requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its Financial Statements as a financing cash flow, which will impact the Company’s future reported cash flows from operating activities.

Stock-based compensation expense related to stock options recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $4.8 million and $9.9 million, respectively. As of June 30, 2006, total unrecognized compensation cost, net of estimated forfeitures, was $19.0 million related to stock options and $83.4 million related to restricted stock and restricted stock units. The unrecognized compensation cost is expected to be recognized over the next 4 years. There was no stock-based compensation expense related to stock options recognized during the six months ended June 30, 2005.

The following table reflects activity under all stock plans from December 31, 2005 through June 30, 2006 (in thousands, except per share amounts):

	Restricted Stock Plans		Stock Option Plans
	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2005	3,848	$26.32	20,973	$18.77
Granted	861	$37.71	—	—
Exercised	—	—	(4,180)	$15.83
Restrictions Lapsed	(763)	$22.12	—	—
Forfeited	(40)	$32.75	(143)	$24.34

Outstanding, June 30, 2006	3,906		16,650	$19.46

The total pre-tax intrinsic value of stock options exercised during the six months ended June 30, 2006 and 2005 was $97.4 million and $10.3 million, respectively. The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $28.6 million and $24.4 million, respectively.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2006

Note H—Stock Plans (Continued)

The following table summarizes information about options outstanding as of June 30, 2006 (in thousands, except number of years and per share amounts):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding as of June 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable as of June 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$10.41 to $14.28	4,051	3.26	$12.77		4,019	3.23	$12.77
$14.37 to $17.75	3,018	5.81	$16.70		2,117	5.55	$16.80
$18.20 to $21.17	3,063	3.13	$20.01		2,909	2.95	$20.01
$21.41 to $22.85	3,228	5.65	$22.30		2,398	5.08	$22.42
$22.97 to $27.97	2,784	6.83	$26.21		1,623	5.80	$25.93
$28.00 to $34.75	506	7.18	$30.98		221	5.18	$30.42

	16,650	4.88	$19.46	$375,233	13,287	4.22	$18.64	$310,385

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $42.00 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

At June 30, 2006, the total number of available shares to grant under the plan (consisting of either restricted stock, stock units, stock appreciation rights or options to purchase common stock) was 7.6 million. Of the 16.7 million options outstanding at June 30, 2006, 13.3 million options were exercisable with a weighted average exercise price of $18.64 and 3.4 million options were not exercisable with a weighted average exercise price of $22.72.

Note I—Net Income Per Share

The calculation of net income per share for the six months ended June 30, 2006 and 2005 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Income	$68,655	$57,229	$134,158	$108,822
Basic:
Weighted average shares	167,799	167,285	167,595	168,585

Diluted:
Weighted average shares	167,799	167,285	167,595	168,585
Potentially dilutive shares	6,297	5,102	6,441	5,719

Diluted shares	174,096	172,387	174,036	174,304

Net Income Per Share:
Basic	$.41	$.34	$.80	$.65
Diluted	$.39	$.33	$.77	$.62

The weighted average diluted common shares outstanding for the three months ended June 30, 2006 and 2005 excludes the dilutive effect of approximately 0.1 million and 3.4 million options, respectively. The weighted

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2006

Note I—Net Income Per Share (Continued)

average diluted common shares outstanding for the six months ended June 30, 2006 and 2005 excludes the dilutive effect of approximately 0.1 million and 1.2 million options, respectively. Employee stock options will have a dilutive effect under the treasury method only when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds. Under the treasury method, exercise proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in capital surplus, if the options were exercised. The computation of potentially dilutive shares also included unvested restricted stock.

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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net service revenues
Temporary and consultant staffing	$768,355	$649,505	$1,515,124	$1,262,477
Permanent placement staffing	85,552	55,298	161,036	101,527
Risk consulting and internal audit services	127,918	111,908	249,589	222,655

	$981,825	$816,711	$1,925,749	$1,586,659

Operating income
Temporary and consultant staffing	$76,321	$58,020	$153,154	$110,127
Permanent placement staffing	20,556	13,218	37,456	22,750
Risk consulting and internal audit services	12,952	20,972	24,941	42,852

	109,829	92,210	215,551	175,729
Amortization of intangible assets	228	74	374	148
Interest income, net	(4,129)	(2,147)	(7,626)	(3,979)

Income before income taxes	$113,730	$94,283	$222,803	$179,560

Note K—Subsequent Event

On August 1, 2006, the Company announced a quarterly dividend of $.08 per share to be paid to all shareholders of record on August 25, 2006. The dividend will be paid on September 15, 2006.

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

Accounts Receivable Allowances. The Company maintains allowances for estimated losses resulting from (i) the inability of its customers to make required payments, (ii) temporary placement sales adjustments, and (iii) permanent placement candidates not remaining with the client through the 90-day guarantee period, commonly referred to as “fall offs”. The Company establishes these allowances based on its review of customers’ credit profiles, historical loss statistics and current trends. The adequacy of these allowances is reviewed each reporting period. Historically, the Company’s actual losses and credits have been consistent with these allowances. As a percentage of gross accounts receivable, the Company’s accounts receivable allowances totaled 4.3% and 4.4% as of June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006, a five-percentage point deviation in the Company’s accounts receivable allowances balance would have resulted in an increase or decrease in the allowance of $1.1 million. Although future results cannot always be predicted by extrapolating past results, management believes that it is reasonably likely that future results will be consistent with historical trends and experience. However, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or if unexpected events or significant future changes in trends were to occur, additional allowances may be required.

Income Tax Assets and Liabilities. In establishing its deferred income tax assets and liabilities, the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to its operations. Deferred tax assets and liabilities are measured and recorded using current enacted tax rates, which the Company expects will apply to taxable income in the years in which those temporary differences are recovered or settled. The likelihood of a material change in the Company’s expected realization of these assets is dependent on future taxable income, its ability to use foreign tax credit carryforwards and carrybacks, final U.S. and foreign tax settlements, and the effectiveness of its tax planning strategies in the various relevant jurisdictions.

The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. In relation to actual net operating losses in certain foreign operations, valuation allowances of $10.9 million were recorded as of June 30, 2006. If such losses are ultimately utilized to offset future operating income, the Company will benefit its deferred tax assets up to the full amount of the valuation reserve.

While management believes that its judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may materially affect the future financial results of the Company.

Employee Retirement Plans. The determination of the Company’s obligations for its defined benefit retirement agreement for the Company’s Chief Executive Officer is dependent upon the following assumptions: expected retirement age, mortality, expected post retirement Consumer Price Index (“CPI”) increases, and discount rates. These assumptions are evaluated and updated each reporting period. A historical 15-year moving average is used for CPI, while a current long term market rate is used for the discount rate. Estimated retirement age has remained consistent. Post-retirement mortality is based upon the 2000 U.S. Annuity Mortality table. As of June 30, 2006 and December 31, 2005, the CPI rates used in calculating this liability were 3.5% and 2.8%, respectively. The discount rates used in calculating this liability as of June 30, 2006 and December 31, 2005 were 5.3% and 4.0%, respectively. Although future results cannot always be predicted by extrapolating past results, management believes that it is reasonably likely that future results will be relatively consistent with historical trends and experience. Based on the Company’s results for the six months ended June 30, 2006, a one-percentage point deviation in the CPI would have resulted in an approximate $6.0 million increase or decrease in this liability. Correspondingly, a one-percentage point deviation in the discount rate would have resulted in an approximate $7.0 million increase or decrease in this liability.

Goodwill Impairment. The Company assesses the impairment of goodwill and identifiable intangible assets annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment assessments for goodwill are done at a reporting unit level. For purposes of this assessment, the Company’s reporting units are its lines of business. In performing periodic impairment tests, the fair value of the reporting unit is compared to the carrying value, including goodwill and intangible assets. If the fair value exceeds the carrying value, there is no impairment. If the carrying value exceeds the fair value, however, an impairment condition exists.

The goodwill impairment assessment is based upon a discounted cash flow analysis. The estimate of future cash flows is based upon, among other things, a discount rate and certain assumptions about expected future operating performance. The discount rate used by management has been calculated on a consistent basis and has not fluctuated significantly. The primary assumptions related to future operating performance include revenue growth rates and expense levels. These assumptions are updated annually and are primarily based upon historical trends. Although management does not anticipate that these assumptions will change materially in the future, the Company’s estimates of discounted cash flow may differ from actual cash flow due to, among other things, economic conditions, changes to its business model or changes in its operating performance. The Company completed its annual goodwill impairment analysis during the three months ended June 30, 2006, and determined that no adjustment to the carrying value of goodwill was required. Based upon the Company’s most recent goodwill impairment analysis, management believes that unless a reporting unit were to be abandoned, the possibility of goodwill impairment as a result of a change in assumptions is unlikely.

Workers’ Compensation. Except for states which require participation in state-operated insurance funds, the Company retains the economic burden for the first $0.5 million per occurrence in workers’ compensation claims. Workers’ compensation includes ongoing healthcare and indemnity coverage for claims and may be paid over numerous years following the date of injury. Claims in excess of $0.5 million are insured. Workers’ compensation expense includes the insurance premiums for claims in excess of $0.5 million, claims administration fees charged by the Company’s workers’ compensation administrator, premiums paid to state operated insurance funds, and an estimate for the Company’s liability for Incurred But Not Reported (“IBNR”) claims and for the ongoing development of existing claims. Total workers’ compensation expense was $6.1 million and $5.2 million, representing 0.40% and 0.41% of applicable U.S. revenue for the six months ended June 30, 2006 and 2005, respectively.

The accrual for IBNR claims and for the ongoing development of existing claims in each reporting period includes estimates. The Company has established reserves for workers’ compensation claims using loss development rates which are estimated using periodic third party actuarial valuations based upon historical loss statistics which include the Company’s historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future results. Based on the Company’s results for the six months ended June 30, 2006, a five-percentage point deviation in the Company’s estimated loss development rates would have resulted in an increase or decrease in the allowance of $0.2 million.

Stock-based Compensation. Under various stock plans, officers, employees, and outside directors have received or may receive grants of restricted stock, stock units, stock appreciation rights or options to purchase common stock. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method; accordingly, prior periods have not been restated. Stock-based compensation expense recognized in the Company’s Financial Statements for the six months ended June 30, 2006 included compensation expense for stock options granted prior to, but not yet vested as of December 31, 2005.

Beginning in 2005, the Company significantly decreased its use of stock options as part of its compensation programs. For the three and six months ended June 30, 2006, the Company’s pre-tax stock-based compensation cost from options totaled $4.8 million and $9.9 million, respectively. No stock options were granted during the six months ended June 30, 2006. Under both SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation and SFAS 123(R) the Company determined the fair value of stock options using the Black-Scholes valuation model.

SFAS 123(R) requires that the Company recognize compensation expense for only the portion of restricted stock and stock units that are expected to vest, rather than recording forfeitures when they occur as previously permitted. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. For the three and six months ended June 30, 2006, compensation expense related to restricted stock and stock units was $9.6 million and $19.3 million, respectively, of which $1.8 million and $3.6 million, respectively, related to grants made in 2006. A one-percentage point deviation in the estimated forfeiture rates would have resulted in a $0.1 million and $0.2 million increase or decrease in compensation expense related to restricted stock and stock units for the three and six months ended June 30, 2006, respectively.

Recent Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company is currently in the process of evaluating the effect of FIN 48 on its Financial Statements.

Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005

Temporary and consultant staffing services revenues were $768 million and $649 million for the three months ended June 30, 2006 and 2005, respectively, increasing by 18% during the three months ended June 30, 2006 compared to the same period in 2005. Temporary and consultant staffing services revenues were $1.5 billion and $1.3 billion for the six months ended June 30, 2006 and 2005, respectively, increasing by 20% during the six months ended June 30, 2006 compared to the same period in 2005. Permanent placement revenues were $86 million and $56 million for the three months ended June 30, 2006 and 2005, respectively, increasing by 55% during the three months ended June 30, 2006 compared to the same period in 2005. Permanent placement revenues were $161 million and $102 million for the six months ended June 30, 2006 and 2005, respectively, increasing by 59% during the six months ended June 30, 2006 compared to the same period in 2005. Improvement in the U.S. labor markets contributed to the increase in temporary and permanent staffing services revenues for the three and six months ended June 30, 2006. Risk consulting and internal audit services revenues were $128 million and $112 million for the three months ended June 30, 2006 and 2005, respectively, increasing by 14% during the three months ended June 30, 2006 compared to the same period in 2005. Risk consulting and internal audit services revenues were $250 million and $223 million for the six months ended June 30, 2006 and 2005, respectively, increasing by 12% during the six months ended June 30, 2006 compared to the same period in 2005. The 2006 increase in risk consulting and internal audit services revenues is primarily due to higher international revenues, particularly in Asia. There can be no assurances that there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services, or that future results can be reliably predicted by considering past trends or extrapolating past results. We expect total Company revenues to continue to be impacted by general macroeconomic conditions in 2006.

The Company’s temporary and permanent staffing services business has 350 offices in 42 states, the District of Columbia and 14 foreign countries, while Protiviti has more than 50 offices in 22 states and 12 foreign countries. Revenues from foreign operations represented 20% and 19% of revenues for the six months ended June 30, 2006 and 2005, respectively.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement staffing services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services were $286 million and $235 million for the three months ended June 30, 2006 and 2005, respectively, increasing by 21% in 2006. Gross margin dollars for the Company’s temporary and consultant staffing services were $560 million and $458 million for the six months ended June 30, 2006 and 2005, respectively, increasing by 22% in 2006. Gross margin amounts equaled 37% and 36% of revenues for temporary and consultant staffing services for the three months ended June 30, 2006 and 2005, respectively. Gross margin amounts equaled 37% and 36% of revenues for temporary and consultant staffing services for the six months ended June 30, 2006 and 2005, respectively. The higher 2006 temporary and consultant gross margin percentage is primarily the result of higher bill rates and conversion revenues, coupled with lower workers’ compensation accruals, which resulted from semi-annual, third-party actuarial reviews. Conversion revenues are earned when a temporary position converts to a permanent position. As there are no direct costs related to conversion revenues, the gross margin percentage is favorably impacted as the mix of conversion revenues increases. In the six months ended June 30, 2006, the composition of temporary revenues included higher conversion revenues as compared to the same period in 2005.

Gross margin dollars for the Company’s permanent placement staffing division were $86 million and $56 million for the three months ended June 30, 2006 and 2005, respectively, increasing by 55% in 2006. Gross margin dollars for the Company’s permanent placement staffing division were $161 million and $102 million for the six months ended June 30, 2006 and 2005, respectively, increasing by 59% in 2006. Gross margin dollars for the Company’s risk consulting and internal audit division were $47 million and $46 million for the three months ended June 30, 2006 and 2005, respectively, increasing by 2% in 2006. Gross margin dollars for the Company’s risk consulting and internal audit division were $90 million and $91 million for the six months ended June 30, 2006 and 2005, respectively, decreasing by 1% in 2006. Gross margin amounts equaled 36% and 41% of revenues for risk consulting and internal audit services for the three months ended June 30, 2006 and 2005, respectively. Gross margin amounts equaled 36% and 41% of revenues for risk consulting and internal audit services for the six months ended June 30, 2006 and 2005, respectively. The 2006 decrease in gross margin percentage is primarily the result of lower staff utilization, headcount expansion in conjunction with new office openings and the expensing of stock options.

Selling, general and administrative expenses were $308 million and $596 million in the three and six months ended June 30, 2006, respectively, compared to $244 million and $474 million during the three and six months ended June 30, 2005, respectively. Selling, general and administrative expenses as a percentage of revenues were 31% for both the three and six months ended June 30, 2006, compared to 30% for both the three and six months ended June 30, 2005. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The expensing of stock options, the higher mix of permanent placement activities, and the continuing additions to professional staff all contributed to the higher percentages of 2006 selling, general and administrative expenses.

For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment analysis during the three months ended June 30, 2006 and determined that no adjustment to the carrying value of goodwill was required. Net intangible assets, consisting primarily of goodwill, represented 12% of total assets and 17% of total stockholders’ equity at June 30, 2006.

Interest income for the three months ended June 30, 2006 and 2005, was $4.5 million and $2.4 million, respectively, while interest expense for both the three months ended June 30, 2006 and 2005 was $0.3 million. Interest income for the six months ended June 30, 2006 and 2005, was $8.5 million and $4.5 million, respectively, while interest expense for the six months ended June 30, 2006 and 2005 was $0.9 million and $0.5 million, respectively. Higher average cash balances and higher interest rates during the three and six months ended June 30, 2006 yielded higher interest income.

The provision for income taxes was 40% of income before taxes for both the three and six months ended June 30, 2006, and 39% for both the three and six months ended June 30, 2005.

Liquidity and Capital Resources

The change in the Company’s liquidity during the six months ended June 30, 2006 and 2005 is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock, payment of dividends and principal payments on outstanding notes payable.

Cash and cash equivalents were $528 million and $441 million at June 30, 2006 and 2005, respectively. Operating activities provided $207 million during the six months ended June 30, 2006, partially offset by $50 million and $96 million of net cash used in investing activities and financing activities, respectively. Operating activities and investing activities provided $183 million and $66 million during the six months ended June 30, 2005, partially offset by $148 million of net cash used in financing activities.

Operating activities—Net cash provided by operating activities for the six months ended June 30, 2006 was composed of net income of $134 million adjusted for non-cash items of $33 million, and net cash provided by changes in working capital of $40 million. Net cash provided by operating activities for the six months ended June 30, 2005 was composed of net income of $109 million adjusted for non-cash items of $49 million, and net cash used for changes in working capital of $25 million.

Investing activities—Cash used in investing activities for the six months ended June 30, 2006 was $50 million. This was primarily composed of capital expenditures of $44 million and purchases of goodwill and other assets of $6 million. Cash provided by investing activities for the six months ended June 30, 2005 was $66 million. This was primarily proceeds from sales and maturities of marketable securities of $92 million, partially offset by capital expenditures of $21 million and purchases of other assets of $3 million.

Financing activities—Cash used in financing activities for the six months ended June 30, 2006 was $96 million. This included repurchases of $165 million in common stock and $28 million in cash dividends to stockholders, partially offset by proceeds of $66 million from exercises of stock options and the excess tax benefits from stock-based compensation of $31 million. Cash used in financing activities for the six months ended June 30, 2005 was $148 million. This included common stock repurchases of $138 million and cash dividends to stockholders of $24 million, partially offset by proceeds of $13 million from exercises of stock options.

As of June 30, 2006, the Company is authorized to repurchase, from time to time, up to 6.9 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the six months ended June 30, 2006 and 2005, the Company repurchased approximately 2.4 million and 4.9 million shares of common stock on the open market for a total cost of $90.3 million and $128.4 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. During the six months ended June 30, 2006 and 2005, such repurchases totaled approximately 1.9 million and 0.4 million shares at a cost of $74.5 million and $10.1 million, respectively. Repurchases of securities have been funded with cash generated from operations.

The Company’s working capital at June 30, 2006 included $528 million in cash and cash equivalents. The Company’s working capital requirements relate primarily to accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short- and long-term basis.

On August 1, 2006, the Company announced a quarterly dividend of $.08 per share to be paid to all shareholders of record on August 25, 2006. The dividend will be paid on September 15, 2006.

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

For the six months ended June 30, 2006, approximately 20% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, and Euro, have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

Plaintiff Don Tran, on behalf of himself and a putative class of salaried Consultants, and a sub-class of terminated salaried Consultants has sued Protiviti Inc., a wholly-owned subsidiary of the Company (“Protiviti”). The complaint was filed in the California Superior Court on May 4, 2006 and was served on Protiviti on May 16, 2006. The complaint alleges that salaried Consultants based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees. Plaintiff also seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. The complaint further seeks damages and penalties for the failure to provide meal and rest periods, and for the failure to reimburse business expenses, including, without limitation, parking and cellular telephone expenses. At this early stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts will be provided in the accompanying financial statements. Protiviti believes it has meritorious defenses to the allegations, and Protiviti intends to vigorously defend against litigation.

On September 10, 2004, Plaintiff Mark Laffitte, on behalf of a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. On June 22, 2006, the Court heard cross-motions concerning class certification, and has taken such motions under submission. As of the date of this report, the Court has not made any ruling on the motion. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur. Accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations made in the complaint, and intends to continue to vigorously defend against the litigation. Reference is made to Note G to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a complete description of this case.

Item 1A.	Risk Factors

The risk factor set forth below updates and replaces the risk factor titled “The Company and certain subsidiaries are defendants in several class action lawsuits alleging various wage and hour claims that could cause the Company to incur substantial liabilities” disclosed in the Company’s most recent annual report on Form 10-K. The only substantive change from the text of such risk factor as it appeared in the Form 10-K is to reflect the filing of two additional lawsuits brought against the Company and certain subsidiaries, which lawsuits are described elsewhere herein. No other substantive changes have been made to this risk factor. There have not been any material changes with respect to the other risk factors disclosed in the Company’s most recent annual report on Form 10-K.

The Company and certain subsidiaries are defendants in several class and representative action lawsuits alleging various wage and hour claims that could cause the Company to incur substantial liabilities. The Company and certain subsidiaries are defendants in several class and representative action lawsuits brought by or on behalf of the Company’s current and former employees alleging violations of federal and state law with respect to certain wage and hour matters. The Company and certain subsidiaries are currently defendants in four such lawsuits in California and one such lawsuit in Massachusetts. All five lawsuits allege, among other things, the misclassification of certain employees as exempt employees under federal and state law and other related wage and hour violations and seek an unspecified amount for unpaid overtime compensation, statutory penalties, and other damages, as well as attorneys’ fees. It is not possible to predict the outcome of these lawsuits. However, these lawsuits may consume substantial amounts of the Company’s financial and managerial resources and might result in adverse publicity, regardless of the ultimate outcome of the lawsuits. In addition, the Company and its subsidiaries may become subject to similar lawsuits in the same or other jurisdictions. An unfavorable outcome with respect to these lawsuits and any future lawsuits could, individually or in the aggregate, cause the Company to incur substantial liabilities that may have a material adverse effect upon the Company’s business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans(c)
April 1, 2006 to April 30, 2006	531,805	(a)	$42.16	—	8,039,782
May 1, 2006 to May 31, 2006	743,242	(b)	$41.81	607,236	7,432,546
June 1, 2006 to June 30, 2006	526,100		$39.45	526,100	6,906,446

Total April 1, 2006 to June 30, 2006	1,801,147			1,133,336

(a)	Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(b)	Includes 136,006 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(c)	Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 48,000,000 shares have been authorized for repurchase, of which 41,093,554 shares have been repurchased as of June 30, 2006.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 2, 2006 registrant held its annual meeting of stockholders. The three matters presented to stockholders at the annual meeting were (a) the election of seven directors, (b) the ratification of the appointment PricewaterhouseCoopers, LLP as auditors for 2006, and (c) the consideration of a stockholder proposal regarding sexual orientation and gender identity.

The vote for directors was as follows:

Nominee	Shares For	Shares Withheld
Andrew S. Berwick	143,157,605	3,526,125
Frederick P. Furth	143,155,641	3,528,089
Edward W. Gibbons	143,216,019	3,467,711
Harold M. Messmer, Jr.	143,421,729	3,262,001
Thomas J. Ryan	143,106,993	3,576,737
J. Stephen Schaub	143,214,170	3,469,560
M. Keith Waddell	136,044,866	10,638,864

The proposal regarding the ratification of the appointment of PricewaterhouseCoopers, LLP as auditors for 2006 was approved by the following vote:

For	144,862,813
Against	994,210
Abstain	826,707

The Stockholder proposal regarding sexual orientation and gender identity was defeated by the following vote:

For	24,239,484
Against	105,488,158
Abstain	5,819,952
Broker Non-Vote	11,136,136

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

3.2	By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: August 4, 2006