Form 10-Q
period 2006-09-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2006-11-06
CIK 315213

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2006:

167,577,808 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in thousands, except share amounts)

	September 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$431,657	$458,358
Accounts receivable, less allowances of $23,344 and $20,766	536,629	451,260
Deferred income taxes and other current assets	121,421	107,290

Total current assets	1,089,707	1,016,908
Goodwill and other intangible assets, net	180,204	165,857
Property and equipment, net	130,050	110,515
Deferred income taxes	32,282	25,406

Total assets	$1,432,243	$1,318,686

LIABILITIES
Accounts payable and accrued expenses	$99,276	$89,133
Accrued payroll costs and retirement obligations	303,876	239,509
Income taxes payable	29,141	7,703
Current portion of notes payable and other indebtedness	359	356

Total current liabilities	432,652	336,701
Notes payable and other indebtedness, less current portion	3,918	2,698
Other liabilities	8,970	8,414

Total liabilities	445,540	347,813

Commitments and Contingencies (Note G)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 167,134,898 and 170,681,605 shares	167	171
Capital surplus	946,913	875,843
Deferred compensation	—	(86,178)
Accumulated other comprehensive income	37,981	24,987
Retained earnings	1,642	156,050

Total stockholders’ equity	986,703	970,873

Total liabilities and stockholders’ equity	$1,432,243	$1,318,686

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net service revenues	$1,027,563	$867,015	$2,953,312	$2,453,674
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for temporary and risk consulting employees	595,566	511,005	1,710,109	1,447,549

Gross margin	431,997	356,010	1,243,203	1,006,125
Selling, general and administrative expenses	316,732	253,445	912,387	727,831
Amortization of intangible assets	231	93	605	241
Interest income, net	(4,874)	(3,169)	(12,500)	(7,148)

Income before income taxes	119,908	105,641	342,711	285,201
Provision for income taxes	46,261	41,202	134,906	111,940

Net income	$73,647	$64,439	$207,805	$173,261

Basic net income per share	$.45	$.39	$1.25	$1.03
Diluted net income per share	$.43	$.37	$1.20	$.99

Shares:
Basic	165,177	166,553	166,781	167,900
Diluted	169,983	174,219	172,666	174,664

Cash dividends declared per share	$.08	$.07	$.24	$.21

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2006	2005
COMMON STOCK—SHARES:
Balance at beginning of period	170,682	172,981
Net issuances of restricted stock	1,204	910
Repurchases of common stock	(9,132)	(7,597)
Exercises of stock options	4,381	3,025

Balance at end of period	167,135	169,319

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$171	$173
Net issuances of restricted stock	1	1
Repurchases of common stock	(9)	(8)
Exercises of stock options	4	3

Balance at end of period	$167	$169

CAPITAL SURPLUS:
Balance at beginning of period	$875,843	$702,331
Net issuances, and other changes to, restricted stock—excess over par value	—	29,040
Net issuances of restricted stock at par value	(1)	—
Net issuances of stock units	—	705
Stock-based compensation expense—restricted stock and stock units	29,943	—
Stock-based compensation expense—stock options	13,848	—
Exercises of stock options— excess over par value	70,131	44,163
Tax impact of equity incentive plans	43,327	20,623
Reclassification of deferred compensation	(86,178)	—

Balance at end of period	$946,913	$796,862

DEFERRED COMPENSATION:
Balance at beginning of period	$(86,178)	$(63,944)
Net issuances of, and other changes to, restricted stock	—	(29,041)
Net issuances of stock units	—	(705)
Amortization of deferred compensation	—	19,472
Reclassification of deferred compensation	86,178	—

Balance at end of period	$—	$(74,218)

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$24,987	$32,570
Translation adjustments, net of tax	12,994	(4,299)

Balance at end of period	$37,981	$28,271

RETAINED EARNINGS:
Balance at beginning of period	$156,050	$240,740
Repurchases of common stock—excess over par value	(321,291)	(214,647)
Cash dividends ($.24 per share and $.21 per share)	(40,922)	(35,801)
Net income	207,805	173,261

Balance at end of period	$1,642	$163,553

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$207,805	$173,261
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	605	241
Depreciation expense	44,970	37,439
Stock-based compensation expense—restricted stock and stock units	29,943	19,472
Stock-based compensation expense—stock options	13,848	—
Tax impact of equity incentive plans	—	20,623
Excess tax benefits from stock-based compensation	(33,070)	—
Provision for deferred income taxes	(6,040)	(7,766)
Provision for doubtful accounts	6,459	7,985
Changes in assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(83,575)	(78,031)
Increase in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	60,314	69,723
Increase in income taxes payable	64,636	3,104
Change in other assets, net of change in other liabilities	(9,101)	(8,467)

Net cash flows provided by operating activities	296,794	237,584

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of goodwill and other intangible assets and other assets	(5,856)	(4,474)
Capital expenditures	(64,137)	(41,006)
Increase in trusts for employee benefits and retirement plans	(2,219)	(1,961)
Purchases of marketable securities	—	(602)
Proceeds from sales and maturities of marketable securities	—	92,128

Net cash flows (used in) provided by investing activities	(72,212)	44,085

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(321,300)	(214,655)
Cash dividends paid	(40,922)	(35,801)
(Decrease) increase in notes payable and other indebtedness	(331)	724
Excess tax benefits from stock-based compensation	33,070	—
Proceeds from exercises of stock options	70,135	44,166

Net cash flows used in financing activities	(259,348)	(205,566)

Effect of exchange rate changes on cash and cash equivalents	8,065	(660)

Net (decrease) increase in cash and cash equivalents	(26,701)	75,443
Cash and cash equivalents at beginning of period	458,358	345,283

Cash and cash equivalents at end of period	$431,657	$420,726

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$382	$387
Income taxes, net of refunds	$74,363	$101,141
Purchase of goodwill and other intangible assets and other assets:
Assets acquired
Goodwill and other intangible assets	$7,218	$1,750
Other assets	2,398	2,724
Liabilities incurred
Notes payable and other contracts	(1,524)	—
Other	(2,236)	—

Cash paid, net of cash acquired	$5,856	$4,474

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2006

Note A—Summary of Significant Accounting Policies

Nature of Operations. Robert Half International Inc. (the “Company”) provides specialized staffing and risk consulting services through such divisions as Accountemps®, Robert Half® Finance & Accounting, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group®, and Protiviti®. The Company, through its Accountemps, Robert Half Finance & Accounting, and Robert Half Management Resources divisions, is a specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OfficeTeam specializes in highly skilled temporary administrative support personnel. Robert Half Technology provides information technology professionals. Robert Half Legal provides temporary, project, and full-time staffing of attorneys and specialized support personnel within law firms and corporate legal departments. The Creative Group provides project staffing in the advertising, marketing, and web design fields. Protiviti provides business and technology risk consulting and internal audit services. Protiviti, which primarily employs risk consulting and internal audit professionals formerly associated with major accounting firms, is a wholly-owned subsidiary of the Company. Revenues are predominantly derived from specialized staffing services. The Company operates in the United States, Canada, Mexico, South America, Europe, Asia, Australia and New Zealand. The Company is a Delaware corporation.

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

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of September 30, 2006, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, income and other taxes, and certain employee retirement plans.

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

September 30, 2006

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

Comprehensive Income. Comprehensive income includes net income and certain other items that are recorded directly to Stockholders’ Equity. The Company’s only source of other comprehensive income is foreign currency translation adjustments. The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$73,647	$64,439	$207,805	$173,261
Translation adjustments, net of tax	(917)	5,679	12,994	(4,299)

Total comprehensive income	$72,730	$70,118	$220,799	$168,962

Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity at the date of purchase of three months or less as cash equivalents.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2006

Note A—Summary of Significant Accounting Policies (Continued)

Goodwill and Intangible Assets. Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment analysis during the three months ended June 30, 2006, and determined that no adjustment to the carrying value of goodwill was required. No events have occurred during the three months ended September 30, 2006 that would require interim testing.

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2006

Note A—Summary of Significant Accounting Policies (Continued)

Prior to January 1, 2006, the Company accounted for the plans under the measurement and recognition provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations as permitted by SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. Under APB 25, the Company recorded stock-based compensation expense for restricted stock and restricted stock units in its Financial Statements. Under the provisions of APB 25, the Company was not required to recognize compensation expense for stock options due to using the intrinsic value method. Stock-based compensation expense for stock options was included as a pro forma disclosure in the financial statement footnotes.

The following table reflects pro forma net income and basic and diluted net income per share as presented in the Notes to Financial Statements for the period ending September 30, 2005 (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net Income
As reported	$64,439	$173,261
Stock-based employee compensation expense, net of related tax effects	4,790	11,837
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,846)	(23,588)

Pro forma	$61,383	$161,510

Net Income Per Share
Basic
As reported	$.39	$1.03
Pro forma	$.37	$.96
Diluted
As reported	$.37	$.99
Pro forma	$.35	$.93

The fair value of each option is estimated, as of the grant date, using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005: expected dividend yields of 0.83% to 0.92%; expected volatility of 45.7% to 47.1%; risk-free interest rates of 3.8% to 4.1%; and an expected life of 6.1 years.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2006

Note A—Summary of Significant Accounting Policies (Continued)

The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, the Company’s Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized in the Company’s Financial Statements for the three and nine months ended September 30, 2006 included compensation expense for stock options, which includes grants made prior to, but not yet vested as of December 31, 2005, as well as stock options granted during the three months ended September 30, 2006. The effect of applying SFAS 123(R) is outlined in the following table (in thousands, except per share amounts):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Income before income taxes	$(3,904)	$(13,848)
Net income	$(2,398)	$(8,397)

Net income per share:
Basic	$(0.01)	$(0.05)
Diluted	$(0.01)	$(0.05)

See Note I—Stock Plans for further information.

Property and Equipment. Property and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the following useful lives:

Computer hardware	2 to 3 years
Computer software	2 to 5 years
Furniture and equipment	5 years
Leasehold improvements	Term of lease, 5 years maximum

Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. The Company capitalized approximately $5.8 million and $3.5 million of internal-use software development costs for the nine months ended September 30, 2006 and 2005, respectively.

Note B—New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). This standard allows companies to present in their statements of operations any taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales, use, value-added and some excise taxes, on either a gross (included in revenues and costs) or a net (excluded from revenues) basis. This standard will be effective for the Company in interim periods and fiscal years beginning after December 15, 2006. The Company presents these transactions on a net basis and intends to continue this presentation in the future, therefore the adoption of this standard will have no impact on its Financial Statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes a comprehensive

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2006

Note B—New Accounting Pronouncements (Continued)

model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company is currently in the process of evaluating the effect of FIN 48 on its Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on its Financial Statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on the Company’s Financial Statements.

In September 2006, the FASB ratified EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”). EITF 06-4 indicates that an employer should recognize a liability for future post-employment benefits based on the substantive agreement with the employee, and is effective for fiscal years beginning after December 15, 2007. The Company will adopt EITF 06-4 as required and management is currently assessing the effect EITF 06-4 will have on the Company’s results of operations, financial condition and liquidity.

In September 2006, the EITF reached a consensus on EITF Issue 06-5, Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (“EITF 06-5”). EITF 06-5 requires that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract on a policy by policy basis. EITF 06-5 is effective for fiscal years beginning after December 15, 2006 and it requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company is currently evaluating what effect, if any, adoption of EITF 06-5 will have on the its Financial Statements.

Note C—Deferred Income Taxes and Other Current Assets

Deferred income taxes and other current assets consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Deferred income taxes	$44,593	$45,429
Deposits in trusts for employee benefits and retirement plans	36,831	34,612
Other	39,997	27,249

	$121,421	$107,290

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2006

Note D—Goodwill and Other Intangible Assets, Net

The following table sets forth the activity in goodwill and other intangible assets from December 31, 2005 through September 30, 2006 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balance as of December 31, 2005	$164,131	$1,726	$165,857
Purchase of intangible assets	6,222	996	7,218
Translation adjustments	876	27	903
Increase in unamortized retirement costs	—	6,831	6,831

	171,229	9,580	180,809
Amortization of intangible assets	—	(605)	(605)

Balance as of September 30, 2006	$171,229	$8,975	$180,204

The estimated remaining amortization expense is $0.2 million for 2006, and $0.8 million thereafter.

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Computer hardware	$125,687	$110,440
Computer software	204,625	190,069
Furniture and equipment	118,852	100,690
Leasehold improvements	87,652	75,401
Other	15,510	13,544

Property and equipment, cost	552,326	490,144
Accumulated depreciation	(422,276)	(379,629)

Property and equipment, net	$130,050	$110,515

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Payroll and benefits	$183,606	$134,541
Employee retirement obligations	60,042	50,327
Workers’ compensation	25,502	21,424
Payroll taxes	34,726	33,217

	$303,876	$239,509

Included in employee benefits and retirement obligations is $52 million and $42 million at September 30, 2006 and December 31, 2005, respectively, related to a defined benefit retirement agreement for the Company’s

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2006

Note F—Accrued Payroll Costs and Retirement Obligations (Continued)

Chief Executive Officer. The amount of this obligation has been calculated in accordance with the current provisions of the employee’s retirement agreement, which was initially entered into in 1985. The key assumptions used in this calculation include: expected retirement age, mortality, expected post-retirement Consumer Price Index increases of 3.5% and 2.8%, and discount rates of 4.8% and 4.0% at September 30, 2006 and December 31, 2005, respectively.

Note G—Commitments and Contingencies

On September 10, 2004, Plaintiff Mark Laffitte, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees. In addition, the Plaintiff seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. On June 22, 2006, the Court heard cross-motions concerning class certification. On September 18, 2006, the Court issued an order certifying a class with respect to claims for alleged unpaid overtime pay but denied certification with respect to claims relating to meal periods and rest time breaks. On September 29, 2006, the Company filed a motion for reconsideration, which was denied on November 1, 2006. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2006

Note G—Commitments and Contingencies (Continued)

On August 9, 2005, Plaintiff Lizette Greene, on behalf of herself and a putative class of salaried “inside sales persons,” filed a complaint in United States District Court for the Northern District of California naming the Company and three of its wholly owned subsidiaries as Defendants. On December 1, 2005, the Plaintiff amended the Complaint. The Amended Complaint alleges that purported “inside sales persons” based in California have been misclassified under federal law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees. In addition, the Plaintiff also makes two claims under the California Private Attorney Generals Act seeking an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. Plaintiff also makes a claim under California Business and Professions Code § 17200 for a putative nation wide class of purported “inside sales persons.” At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

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

On May 4, 2006, Plaintiff Don Tran, on behalf of himself and a putative class of salaried Consultants, and a sub-class of terminated salaried Consultants, filed a complaint in California Superior Court naming Protiviti Inc., a wholly-owned subsidiary of the Company (“Protiviti”), as Defendant. The complaint alleges that salaried Consultants based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees. Plaintiff also seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. The complaint further seeks damages and penalties for the failure to provide meal and rest periods, and for the failure to reimburse business expenses, including, without limitation, parking and cellular telephone expenses. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. Protiviti believes it has meritorious defenses to the allegations, and Protiviti intends to continue to vigorously defend against the litigation.

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2006

Note H—Stockholders’ Equity

Stock Repurchase Program. As of September 30, 2006, the Company is authorized to repurchase, from time to time, up to 2.2 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the nine months ended September 30, 2006 and 2005, the Company repurchased approximately 7.1 million and 6.7 million shares of common stock on the open market for a total cost of $242.4 million and $187.7 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. During the nine months ended September 30, 2006 and 2005, such repurchases totaled approximately 2.1 million and 0.9 million shares at a cost of $78.9 million and $27.0 million, respectively. Repurchases of securities have been funded with cash generated from operations.

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for the nine months ended September 30, 2006 and 2005 (consisting of stock option exercises and the purchase of shares for the treasury) is presented in the Condensed Consolidated Statements of Stockholders’ Equity.

Note I—Stock Plans

Under various stock plans, officers, employees, and outside directors have received or may receive grants of restricted stock, stock units, stock appreciation rights or options to purchase common stock. Grants have been made at the discretion of the Committees of the Board of Directors. Grants generally vest over four years. Shares offered under the plan are authorized but unissued shares or treasury shares.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method; accordingly, prior periods have not been restated. Stock-based compensation expense recognized in the Company’s Financial Statements for the three and nine months ended September 30, 2006 included compensation expense for stock options, which includes grants made prior to, but not yet vested as of December 31, 2005, as well as stock options granted during the three months ended September 30, 2006.

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

September 30, 2006

Note I—Stock Plans (Continued)

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

During the three month period ended September 30, 2006, the Company granted stock options on 0.2 million shares. The assumptions utilized in the Black-Scholes valuation model for these stock options included expected dividend yield of .99%, expected volatility of 38.5%, risk-free interest rate of 4.9% and an expected life of 4.7 years.

For purposes of calculating stock-based compensation expense for retirement-eligible employees, the service period is assumed to be met on the grant date or retirement-eligible date, whichever is later.

SFAS 123(R) requires that the Company recognize compensation expense for only the portion of restricted stock and restricted stock units that is expected to vest, rather than record forfeitures when they occur, as previously permitted. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

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

Stock-based compensation expense related to stock options recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $3.9 million and $13.8 million, respectively. As of September 30, 2006, total unrecognized compensation cost, net of estimated forfeitures, was $16.4 million related to stock options and $89.5 million related to restricted stock and restricted stock units. The unrecognized compensation cost is expected to be recognized over the next 4 years. There was no stock-based compensation expense related to stock options recognized during the nine months ended September 30, 2005.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2006

Note I—Stock Plans (Continued)

The following table reflects activity under all stock plans from December 31, 2005 through September 30, 2006 (in thousands, except per share amounts):

	Restricted Stock Plans		Stock Option Plans
	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price per Share
Outstanding, December 31, 2005	3,848	$26.32	20,973	$18.77
Granted	1,419	$35.61	207	$32.36
Exercised	—	—	(4,381)	$16.01
Restrictions Lapsed	(1,149)	$23.53	—	—
Forfeited	(80)	$32.02	(218)	$24.66

Outstanding, September 30, 2006	4,038	$30.27	16,581	$19.59

The total pre-tax intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 was $100.2 million and $50.9 million, respectively. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $42.7 million and $28.7 million, respectively.

The following table summarizes information about options outstanding as of September 30, 2006 (in thousands, except number of years and per share amounts):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding as of September 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable as of September 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$10.41 to $14.28	4,012	3.03	$12.79		3,980	3.00	$12.78
$14.37 to $17.75	2,973	5.56	$16.70		2,145	5.31	$16.80
$18.20 to $21.17	3,036	2.85	$20.02		3,001	2.81	$20.12
$21.41 to $22.85	3,158	5.39	$22.31		2,453	4.91	$22.40
$22.97 to $30.34	2,963	6.71	$26.53		1,748	5.76	$26.17
$30.50 to $34.75	439	7.46	$32.09		175	4.28	$31.10

	16,581	4.68	$19.59	$238,370	13,502	4.05	$18.75	$205,569

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $33.97 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

At September 30, 2006, the total number of available shares to grant under the plan (consisting of either restricted stock, stock units, stock appreciation rights or options to purchase common stock) was 6.8 million. Of the 16.6 million options outstanding at September 30, 2006, 13.5 million options were exercisable with a weighted average exercise price of $18.75 and 3.1 million options were not exercisable with a weighted average exercise price of $23.32.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2006

Note J—Net Income Per Share

The calculation of net income per share for the three and nine months ended September 30, 2006 and 2005 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Income	$73,647	$64,439	$207,805	$173,261
Basic:
Weighted average shares	165,177	166,553	166,781	167,900

Diluted:
Weighted average shares	165,177	166,553	166,781	167,900
Potentially dilutive shares	4,806	7,666	5,885	6,764

Diluted shares	169,983	174,219	172,666	174,664

Net Income Per Share:
Basic	$.45	$.39	$1.25	$1.03
Diluted	$.43	$.37	$1.20	$.99

The weighted average diluted common shares outstanding for the three months ended September 30, 2006 and 2005 excludes the dilutive effect of approximately 0.8 million and 0.1 million options, restricted stock and stock units, respectively. The weighted average diluted common shares outstanding for the nine months ended September 30, 2006 and 2005 excludes the dilutive effect of approximately 0.2 million and 0.5 million options, restricted stock and stock units, respectively. Employee stock options will have a dilutive effect under the treasury method only when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds. Under the treasury method, exercise proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in capital surplus, if the options were exercised and the restricted stock and stock units had vested. The computation of potentially dilutive shares also included unvested restricted stock and stock units.

Note K—Business Segments

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2006

Note K—Business Segments (Continued)

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net service revenues
Temporary and consultant staffing	$797,384	$681,648	$2,312,508	$1,944,125
Permanent placement staffing	88,463	57,156	249,499	158,683
Risk consulting and internal audit services	141,716	128,211	391,305	350,866

	$1,027,563	$867,015	$2,953,312	$2,453,674

Operating income
Temporary and consultant staffing	$79,135	$67,399	$232,289	$177,526
Permanent placement staffing	20,584	11,549	58,040	34,299
Risk consulting and internal audit services	15,546	23,617	40,487	66,469

	115,265	102,565	330,816	278,294
Amortization of intangible assets	231	93	605	241
Interest income, net	(4,874)	(3,169)	(12,500)	(7,148)

Income before income taxes	$119,908	$105,641	$342,711	$285,201

Note L—Subsequent Events

On November 1, 2006, the Company announced a quarterly dividend of $.08 per share to be paid to all shareholders of record on November 22, 2006. The dividend will be paid on December 15, 2006.

On November 1, 2006, the Company authorized the repurchase, from time to time, of up to 10 million shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. This authorization is in addition to the 2.2 million shares remaining under the existing repurchase program.

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

Accounts Receivable Allowances. The Company maintains allowances for estimated losses resulting from (i) the inability of its customers to make required payments, (ii) temporary placement sales adjustments, and (iii) permanent placement candidates not remaining with the client through the 90-day guarantee period, commonly referred to as “fall offs”. The Company establishes these allowances based on its review of customers’ credit profiles, historical loss statistics and current trends. The adequacy of these allowances is reviewed each reporting period. Historically, the Company’s actual losses and credits have been consistent with these allowances. As a percentage of gross accounts receivable, the Company’s accounts receivable allowances totaled 4.2% and 4.4% as of September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006, a five-percentage point deviation in the Company’s accounts receivable allowances balance would have resulted in an increase or decrease in the allowance of $1.2 million. Although future results cannot always be predicted by extrapolating past results, management believes that it is reasonably likely that future results will be consistent with historical trends and experience. However, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or if unexpected events or significant future changes in trends were to occur, additional allowances may be required.

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

The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. In relation to actual net operating losses in certain foreign operations, valuation allowances of $10.7 million were recorded as of September 30, 2006. If such losses are ultimately utilized to offset future operating income, the Company will benefit its deferred tax assets up to the full amount of the valuation reserve.

While management believes that its judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may materially affect the future financial results of the Company.

Employee Retirement Plans. The determination of the Company’s obligations for its defined benefit retirement agreement for the Company’s Chief Executive Officer is dependent upon the following assumptions: expected retirement age, mortality, expected post-retirement Consumer Price Index (“CPI”) increases, and discount rates. These assumptions are evaluated and updated each reporting period. A historical long-term average rate is used for CPI, while a current long term market rate is used for the discount rate. Estimated retirement age has remained consistent. Post-retirement mortality is based upon the 2000 U.S. Annuity Mortality table. As of September 30, 2006 and December 31, 2005, the CPI rates used in calculating this liability were 3.5% and 2.8%, respectively. The discount rates used in calculating this liability as of September 30, 2006 and December 31, 2005 were 4.8% and 4.0%, respectively. Although future results cannot always be predicted by extrapolating past results, management believes that it is reasonably likely that future results will be relatively consistent with historical trends and experience. Based on the Company’s results for the nine months ended September 30, 2006, a one-percentage point deviation in the CPI would have resulted in an approximate $6.0 million increase or decrease in this liability. Correspondingly, a one-percentage point deviation in the discount rate would have resulted in an approximate $7.0 million increase or decrease in this liability.

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

The goodwill impairment assessment is based upon a discounted cash flow analysis. The estimate of future cash flows is based upon, among other things, a discount rate and certain assumptions about expected future operating performance. The discount rate used by management has been calculated on a consistent basis and has not fluctuated significantly. The primary assumptions related to future operating performance include revenue growth rates and expense levels. These assumptions are updated annually and are primarily based upon historical trends. Although management does not anticipate that these assumptions will change materially in the future, the Company’s estimates of discounted cash flow may differ from actual cash flow due to, among other things, economic conditions, changes to its business model or changes in its operating performance. The Company completed its annual goodwill impairment analysis during the three months ended June 30, 2006, and determined that no adjustment to the carrying value of goodwill was required. Based upon the Company’s most recent goodwill impairment analysis, management believes that unless a reporting unit were to be abandoned, the possibility of goodwill impairment as a result of a change in assumptions is unlikely. No events have occurred during the three months ended September 30, 2006 that would require interim testing.

Workers’ Compensation. Except for states which require participation in state-operated insurance funds, the Company retains the economic burden for the first $0.5 million per occurrence in workers’ compensation claims. Workers’ compensation includes ongoing healthcare and indemnity coverage for claims and may be paid over numerous years following the date of injury. Claims in excess of $0.5 million are insured. Workers’ compensation expense includes the insurance premiums for claims in excess of $0.5 million, claims administration fees charged by the Company’s workers’ compensation administrator, premiums paid to state-operated insurance funds, and an estimate for the Company’s liability for Incurred But Not Reported (“IBNR”) claims and for the ongoing development of existing claims. Total workers’ compensation expense was $11.0 million and $10.2 million, representing 0.47% and 0.51% of applicable U.S. revenue for the nine months ended September 30, 2006 and 2005, respectively.

The accrual for IBNR claims and for the ongoing development of existing claims in each reporting period includes estimates. The Company has established reserves for workers’ compensation claims using loss development rates which are estimated using periodic third party actuarial valuations based upon historical loss statistics which include the Company’s historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future results. Based on the Company’s results for the nine months ended September 30, 2006, a five-percentage point deviation in the Company’s estimated loss development rates would have resulted in an increase or decrease in the allowance of $0.4 million.

Stock-based Compensation. Under various stock plans, officers, employees, and outside directors have received or may receive grants of restricted stock, stock units, stock appreciation rights or options to purchase common stock. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method; accordingly, prior periods have not been restated. Stock-based compensation expense recognized in the Company’s Financial Statements for the three and nine months ended September 30, 2006 included compensation expense for stock options, which includes grants made prior to, but not yet vested as of December 31, 2005, as well as stock options granted during the three months ended September 30, 2006.

Beginning in 2005, the Company significantly decreased its use of stock options as part of its compensation programs. For the three and nine months ended September 30, 2006, the Company’s pre-tax stock-based compensation cost from options totaled $3.9 million and $13.8 million, respectively. Under both SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation and SFAS 123(R) the Company determined the fair value of stock options using the Black-Scholes valuation model.

SFAS 123(R) requires that the Company recognize compensation expense for only the portion of restricted stock and stock units that is expected to vest, rather than record forfeitures when they occur, as previously permitted. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. For the three and nine months ended September 30, 2006, compensation expense related to restricted stock and stock units was $10.7 million and $29.9 million, respectively, of which $2.9 million and $6.5 million, respectively, related to grants made in 2006. A one-percentage point deviation in the estimated forfeiture rates would have resulted in a $0.1 million and $0.3 million increase or decrease in compensation expense related to restricted stock and stock units for the three and nine months ended September 30, 2006, respectively.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). This standard allows companies to present in their statements of operations any taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales, use, value-added and some excise taxes, on either a gross (included in revenues and costs) or a net (excluded from revenues) basis. This standard will be effective for the Company in interim periods and fiscal years beginning after December 15, 2006. The Company presents these transactions on a net basis and intends to continue this presentation in the future, therefore the adoption of this standard will have no impact on its Financial Statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company is currently in the process of evaluating the effect of FIN 48 on its Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on its Financial Statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on the Company’s Financial Statements.

In September 2006, the FASB ratified EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”). EITF 06-4 indicates that an employer should recognize a liability for future post-employment benefits based on the substantive agreement with the employee, and is effective for fiscal years beginning after December 15, 2007. The Company will adopt EITF 06-4 as required and management is currently assessing the effect EITF 06-4 will have on the Company’s results of operations, financial condition and liquidity.

In September 2006, the EITF reached a consensus on EITF Issue 06-5, Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (“EITF 06-5”). EITF 06-5 requires that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract on a policy by policy basis. EITF 06-5 is effective for fiscal years beginning after December 15, 2006 and it requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company is currently evaluating what effect, if any, adoption of EITF 06-5 will have on the its Financial Statements.

Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2005

Temporary and consultant staffing services revenues were $797 million and $682 million for the three months ended September 30, 2006 and 2005, respectively, increasing by 17% during the three months ended September 30, 2006 compared to the same period in 2005. Temporary and consultant staffing services revenues were $2.3 billion and $1.9 billion for the nine months ended September 30, 2006 and 2005, respectively, increasing by 19% during the nine months ended September 30, 2006 compared to the same period in 2005. Permanent placement revenues were $88 million and $57 million for the three months ended September 30, 2006 and 2005, respectively, increasing by 55% during the three months ended September 30, 2006 compared to the same period in 2005. Permanent placement revenues were $249 million and $159 million for the nine months ended September 30, 2006 and 2005, respectively, increasing by 57% during the nine months ended September 30, 2006 compared to the same period in 2005. Improvement in the U.S. labor markets contributed to the increase in temporary and permanent staffing services revenues for the three and nine months ended September 30, 2006. Risk consulting and internal audit services revenues were $142 million and $128 million for the three months ended September 30, 2006 and 2005, respectively, increasing by 11% during the three months ended September 30, 2006 compared to the same period in 2005. Risk consulting and internal audit services revenues were $391 million and $351 million for the nine months ended September 30, 2006 and 2005, respectively, increasing by 12% during the nine months ended September 30, 2006 compared to the same period in 2005. The 2006 increase in risk consulting and internal audit services revenues is primarily due to higher international revenues, particularly in Asia. There can be no assurances that there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services, or that future results can be reliably predicted by considering past trends or extrapolating past results. We expect total Company revenues to continue to be impacted by general macroeconomic conditions in 2006.

The Company’s temporary and permanent staffing services business has more than 350 offices in 42 states, the District of Columbia and 15 foreign countries, while Protiviti has more than 50 offices in 22 states and 14 foreign countries. Revenues from foreign operations represented 20% and 19% of revenues for the nine months ended September 30, 2006 and 2005, respectively.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement staffing services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services were $293 million and $248 million for the three months ended September 30, 2006 and 2005, respectively, increasing by 18% in 2006. Gross margin dollars for the Company’s temporary and consultant staffing services were $854 million and $705 million for the nine months ended September 30, 2006 and 2005, respectively, increasing by 21% in 2006. Gross margin amounts equaled 37% and 36% of revenues for temporary and consultant staffing services for the three months ended September 30, 2006 and 2005, respectively. Gross margin amounts equaled 37% and 36% of revenues for temporary and consultant staffing services for the nine months ended September 30, 2006 and 2005, respectively. The higher 2006 temporary and consultant gross margin percentage is primarily the result of higher bill rates and conversion revenues. Conversion revenues are earned when a temporary position converts to a permanent position. As there are no direct costs related to conversion revenues, the gross margin percentage is favorably impacted as the mix of conversion revenues increases. In the nine months ended September 30, 2006, the composition of temporary revenues included higher conversion revenues as compared to the same period in 2005.

Gross margin dollars for the Company’s permanent placement staffing division were $88 million and $57 million for the three months ended September 30, 2006 and 2005, respectively, increasing by 55% in 2006. Gross margin dollars for the Company’s permanent placement staffing division were $249 million and $159 million for the nine months ended September 30, 2006 and 2005, respectively, increasing by 57% in 2006. Gross margin dollars for the Company’s risk consulting and internal audit division were $50 million and

$51 million for the three months ended September 30, 2006 and 2005, respectively, decreasing by 2% in 2006. Gross margin dollars for the Company’s risk consulting and internal audit division were $140 million and $142 million for the nine months ended September 30, 2006 and 2005, respectively, decreasing by 1% in 2006. Gross margin amounts equaled 36% and 40% of revenues for risk consulting and internal audit services for the three months ended September 30, 2006 and 2005, respectively. Gross margin amounts equaled 36% and 40% of revenues for risk consulting and internal audit services for the nine months ended September 30, 2006 and 2005, respectively. The 2006 decrease in gross margin percentage is primarily the result of additional professional staff related to the expansion of international operations as well as lower utilization of the professional staff in the United States.

Selling, general and administrative expenses were $317 million and $912 million in the three and nine months ended September 30, 2006, respectively, compared to $253 million and $728 million during the three and nine months ended September 30, 2005, respectively. Selling, general and administrative expenses as a percentage of revenues were 31% for both the three and nine months ended September 30, 2006, compared to 29% and 30% for the three and nine months ended September 30, 2005, respectively. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The expensing of stock options, the higher mix of permanent placement activities, and the continuing additions to professional staff all contributed to the higher percentages of 2006 selling, general and administrative expenses.

For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment analysis during the three months ended June 30, 2006 and determined that no adjustment to the carrying value of goodwill was required. No events have occurred during the three months ended September 30, 2006 that would require interim testing. Net intangible assets, consisting primarily of goodwill, represented 13% of total assets and 18% of total stockholders’ equity at September 30, 2006.

Interest income for the three months ended September 30, 2006 and 2005, was $5.3 million and $3.4 million, respectively, while interest expense for the three months ended September 30, 2006 and 2005 was $0.4 million and $0.2 million, respectively. Interest income for the nine months ended September 30, 2006 and 2005, was $13.8 million and $7.9 million, respectively, while interest expense for the nine months ended September 30, 2006 and 2005 was $1.3 million and $0.8 million, respectively. Higher average cash balances and higher interest rates during the three and nine months ended September 30, 2006 yielded higher interest income.

The provision for income taxes was 39% of income before taxes for both the three and nine months ended September 30, 2006, and 39% for both the three and nine months ended September 30, 2005.

Liquidity and Capital Resources

The change in the Company’s liquidity during the nine months ended September 30, 2006 and 2005 is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock, payment of dividends and principal payments on outstanding notes payable.

Cash and cash equivalents were $432 million and $421 million at September 30, 2006 and 2005, respectively. Operating activities provided $297 million during the nine months ended September 30, 2006, offset by $72 million and $259 million of net cash used in investing activities and financing activities, respectively. Operating activities and investing activities provided $238 million and $44 million during the nine months ended September 30, 2005, respectively, partially offset by $206 million used in financing activities.

Operating activities—Net cash provided by operating activities for the nine months ended September 30, 2006 was composed of net income of $208 million adjusted for non-cash items of $57 million, and net cash provided by changes in working capital of $32 million. Net cash provided by operating activities for the nine months ended September 30, 2005 was composed of net income of $173 million adjusted for non-cash items of $78 million, and net cash used in changes in working capital of $13 million.

Investing activities—Cash used in investing activities for the nine months ended September 30, 2006 was $72 million. This was primarily composed of capital expenditures of $64 million and purchases of goodwill and other assets of $6 million. Cash provided by investing activities for the nine months ended September 30, 2005 was $44 million. This amount was primarily the result of the sale of marketable securities of $92 million, partially offset by capital expenditures of $41 million and purchases of goodwill and other assets of $4 million.

Financing activities—Cash used in financing activities for the nine months ended September 30, 2006 was $259 million. This included repurchases of $321 million in common stock and $41 million in cash dividends to stockholders, partially offset by proceeds of $70 million from exercises of stock options and the excess tax benefits from stock-based compensation of $33 million. Cash used in financing activities for the nine months ended September 30, 2005 was $206 million. This included repurchases of $215 million in common stock and $36 million in cash dividends to stockholders, partially offset by proceeds of $44 million from exercises of stock options.

On November 1, 2006, the Company authorized the repurchase, from time to time, of up to 10 million shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. This authorization is in addition to the 2.2 million shares remaining under the existing repurchase program. During the nine months ended September 30, 2006 and 2005, the Company repurchased approximately 7.1 million and 6.7 million shares of common stock on the open market for a total cost of $242.4 million and $187.7 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. During the nine months ended September 30, 2006 and 2005, such repurchases totaled approximately 2.1 million and 0.9 million shares at a cost of $78.9 million and $27.0 million, respectively. Repurchases of securities have been funded with cash generated from operations.

The Company’s working capital at September 30, 2006 included $432 million in cash and cash equivalents. The Company’s working capital requirements relate primarily to accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short- and long-term basis.

On November 1, 2006, the Company announced a quarterly dividend of $.08 per share to be paid to all shareholders of record on November 22, 2006. The dividend will be paid on December 15, 2006.

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

For the nine months ended September 30, 2006, approximately 20% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, and Euro, have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

On September 10, 2004, Plaintiff Mark Laffitte, on behalf of a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. On June 22, 2006, the Court heard cross-motions concerning class certification. On September 18, 2006, the Court issued an order certifying a class with respect to claims for alleged unpaid overtime pay but denied certification with respect to claims relating to meal periods and rest time breaks. On September 29, 2006, the Company filed a motion for reconsideration, which was denied on November 1, 2006. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and intends to continue to vigorously defend against the litigation. Reference is made to Note G to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a complete description of this case.

Item 1A.	Risk Factors

There have been no material changes with regard to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005, and the quarterly report on Form 10-Q for the quarter ended June 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (c)
July 1, 2006 to July 31, 2006	801,072	(a)	$33.22	700,000	6,206,446
August 1, 2006 to August 31, 2006	3,726,217	(b)	$32.35	3,705,300	2,501,146
September 1, 2006 to September 30, 2006	308,500		$30.09	308,500	2,192,646

Total July 1, 2006 to September 30, 2006	4,835,789			4,713,800

(a)	Includes 101,072 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(b)	Includes 20,917 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(c)	Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 48,000,000 shares have been authorized for repurchase of which 45,807,354 shares have been repurchased as of September 30, 2006. On November 1, 2006, the Company’s Board of Directors authorized the repurchase, from time to time, of up to 10,000,000 additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions, bringing the total authorization since plan inception to 58,000,000 shares and the remaining authorization to 12,192,646 shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

3.2	By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: November 6, 2006