Form 10-K
period 2006-12-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2007-02-23
CIK 315213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

As of June 30, 2006, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $6,670,000,000 based on the closing sale price on that date. This amount excludes the market value of 12,420,810 shares of Common Stock directly or indirectly held by registrant’s directors and officers and their affiliates.

As of January 31, 2007, there were outstanding 167,972,497 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be mailed to stockholders in connection with the registrant’s annual meeting of stockholders, scheduled to be held in May 2007, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

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

Accountemps

The Accountemps temporary services division offers customers a reliable and economical means of dealing with uneven or peak work loads for accounting, tax and finance personnel caused by such predictable events as vacations, taking inventories, tax work, month-end activities and special projects and such unpredictable events as illness and emergencies. Businesses view the use of temporary employees as a means of controlling personnel costs and converting such costs from fixed to variable. The cost and inconvenience to clients of hiring and firing regular employees are eliminated by the use of Accountemps temporaries. The temporary workers are employees of Accountemps and are paid by Accountemps only when working on customer assignments. The customer pays a fixed rate only for hours worked.

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

Marketing and Recruiting

The Company markets its staffing services to clients as well as employment candidates. Local marketing and recruiting are generally conducted by each office or related group of offices. Local advertising directed to clients and employment candidates consists of radio, yellow pages, websites and trade shows. Direct marketing through e-mail, regular mail and telephone solicitation also constitutes a significant portion of the Company’s total advertising. National advertising conducted by the Company consists primarily of radio and of print advertisements in national newspapers, magazines and trade journals. Additionally, the Company has expanded its use of job boards in all aspects of sales and recruitment. Joint marketing arrangements have been entered into with major software manufacturers and typically provide for development of proprietary skills tests, cooperative advertising, joint mailings and similar promotional activities. The Company also actively seeks endorsements and affiliations with professional organizations in the business management, office administration and professional secretarial fields. The Company also conducts public relations activities designed to enhance public recognition of the Company and its services. Local employees are encouraged to be active in civic organizations and industry trade groups.

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

Organization

Management of the Company’s staffing operations is coordinated from its headquarters facilities in Menlo Park and Pleasanton, California. The Company’s headquarters provides support and centralized services to its offices in the administrative, marketing, public relations, accounting, training and legal areas, particularly as it relates to the standardization of the operating procedures of its offices. As of December 31, 2006, the Company conducted its staffing services operations through more than 350 offices in 42 states, the District of Columbia and seventeen foreign countries. Office managers are responsible for most activities of their offices, including sales, local advertising and marketing and recruitment.

The day-to-day operations of Protiviti are managed by a committee consisting of key operating personnel, with operational and administrative support provided by individuals located in Pleasanton and Menlo Park, California. As of December 31, 2006, Protiviti had more than 55 offices in 22 states and fourteen foreign countries.

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

Employees

The Company has approximately 13,400 full-time staff employees, including approximately 2,800 engaged directly in Protiviti operations. The Company placed approximately 242,000 employees on temporary assignments with clients during 2006. Temporary employees placed by the Company are the Company’s employees for all purposes while they are working on assignments. The Company pays the related costs of employment, such as workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company provides access to voluntary health insurance coverage to interested temporary employees.

Other Information

The Company’s current business constitutes three business segments. (See Note M of Notes to Consolidated Financial Statement in Item 8. Financial Statements and Supplementary Data for financial information about the Company’s segments.)

The Company is not dependent upon a single customer or a limited number of customers. The Company’s staffing services operations are generally more active in the first and fourth quarters of a calendar year. Protiviti has been in operation since May 2002. Protiviti is generally more active in the third and fourth quarters of a calendar year. Order backlog is not a material aspect of the Company’s staffing services business. While backlog is of greater importance to Protiviti, the Company does not believe, based upon the length of time of the average Protiviti engagement, that backlog is a material aspect of the Protiviti business. No material portion of the Company’s business is subject to government contracts.

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

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties

The Company’s headquarters operations are located in Menlo Park and Pleasanton, California. As of December 31, 2006, placement activities were conducted through more than 350 offices located in the United States, Canada, the United Kingdom, Belgium, France, the Netherlands, Germany, the Czech Republic, Ireland, Italy, Luxembourg, Spain, Switzerland, Japan, China, Singapore, Australia and New Zealand. As of December 31, 2006, Protiviti had more than 55 offices in the United States, Canada, Mexico, Brasil, Australia, China, France, Germany, Italy, the Netherlands, Japan, Singapore, South Korea, India and the United Kingdom. All of the offices are leased.

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

On August 9, 2005, Plaintiff Lizette Greene, on behalf of herself and a putative class of salaried “inside sales persons,” filed a complaint in United States District Court for the Northern District of California naming the

Company and three of its wholly owned subsidiaries as Defendants. On December 1, 2005, the Plaintiff amended the Complaint. The Amended Complaint alleges that purported “inside sales persons” based in California have been misclassified under federal law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees. In addition, the Plaintiff also makes two claims under the California Private Attorney Generals Act seeking an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. Plaintiff also makes a claim under California Business and Professions Code § 17200 for a putative nation wide class of purported “inside sales persons.” On December 22, 2006, the Plaintiff filed a motion for conditional certification of their federal claims in which they seek to represent a class of salaried employees who worked for the Company and certain of its subsidiaries in California within three years before the complaint was filed and seeking permission to mail class members a notice regarding their right to opt into the case as plaintiffs. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On March 28, 2006, Plaintiffs Maria Pellegrino, Nadia Balici, Carolyn Cox, Kelli Maresch, Jennifer McCasland and James Rossetto, all former, salaried Account Executives based in California, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that Plaintiffs were misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees. Plaintiffs also seek an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of the Plaintiff employees as exempt employees. In addition, Plaintiffs’ complaint includes a cause of action for “unfair competition” under the California Business & Professions Code. Under this cause of action, Plaintiffs seek restitutionary damages of unpaid wages for themselves and “all similarly situated employees” as well as recovery of Plaintiffs’ attorneys fees. The trial date is presently scheduled for June 4, 2007. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

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

Market Price, Dividends and Related Matters

The Company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “RHI”. On December 31, 2006, there were approximately 5,900 holders of record of the Common Stock.

Following is a list by fiscal quarters of the sales prices of the stock:

	Sales Prices
2006	High	Low
4th Quarter	$39.50	$33.18
3rd Quarter	$41.90	$29.91
2nd Quarter	$43.94	$37.44
1st Quarter	$39.81	$35.20

	Sales Prices
2005	High	Low
4th Quarter	$39.86	$31.98
3rd Quarter	$36.45	$24.66
2nd Quarter	$27.09	$23.95
1st Quarter	$31.12	$26.06

Cash dividends of $.08 per share were declared and paid in each quarter of 2006. Cash dividends of $.07 per share were declared and paid in each quarter of 2005.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (c)
October 1, 2006 to October 31, 2006	642,649	(a)	$37.38	—	2,192,646
November 1, 2006 to November 30, 2006	646,925	(a)	$36.44	—	12,192,646
December 1, 2006 to December 31, 2006	819,796	(b)	$37.72	819,400	11,373,246

Total October 1, 2006 to December 31, 2006	2,109,370			819,400

(a)	Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(b)	Includes 396 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(c)	Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. On November 1, 2006, the Company’s Board of Directors authorized the repurchase, from time to time, of up to 10,000,000 additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions, bringing the total authorization since plan inception to 58,000,000 shares, of which 46,626,754 shares have been repurchased as of December 31, 2006.

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

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Income Statement Data:
Net service revenues	$4,013,546	$3,338,439	$2,675,696	$1,974,991	$1,904,951
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for temporary and risk consulting employees	2,319,293	1,965,390	1,619,394	1,248,253	1,190,216

Gross margin	1,694,253	1,373,049	1,056,302	726,738	714,735
Selling, general and administrative expenses	1,243,952	991,488	824,382	707,349	709,542
Amortization of intangible assets	851	335	1,025	10,277	6,281
Interest income, net	(16,752)	(10,948)	(3,770)	(2,603)	(4,585)

Income before income taxes	466,202	392,174	234,665	11,715	3,497
Provision for income taxes	183,024	154,304	94,061	5,325	1,329

Net income	$283,178	$237,870	$140,604	$6,390	$2,168

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Net Income Per Share:
Basic	$1.71	$1.42	$.83	$.04	$.01
Diluted	$1.65	$1.36	$.79	$.04	$.01
Shares:
Basic	166,003	167,664	169,742	168,719	172,484
Diluted	171,712	174,382	176,866	173,175	177,791

Cash Dividends Declared Per Share	$.32	$.28	$.18	$.00	$.00

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Goodwill and other intangible assets, net	$178,665	$165,857	$167,931	$162,508	$161,912
Total assets	$1,459,021	$1,318,686	$1,198,657	$985,647	$937,996
Long-term debt financing	$3,831	$2,698	$2,266	$2,343	$2,414
Stockholders’ equity	$1,042,671	$970,873	$911,870	$788,661	$744,966

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

Accounts Receivable Allowances.    The Company maintains allowances for estimated losses resulting from (i) the inability of its customers to make required payments, (ii) temporary placement sales adjustments, and (iii) permanent placement candidates not remaining with the client through the 90-day guarantee period, commonly referred to as “fall offs”. The Company establishes these allowances based on its review of customers’ credit profiles, historical loss statistics and current trends. The adequacy of these allowances is reviewed each reporting period. Historically, the Company’s actual losses and credits have been consistent with these allowances. As a percentage of gross accounts receivable, the Company’s accounts receivable allowances totaled 4.1% and 4.4% as of December 31, 2006 and 2005, respectively. As of December 31, 2006, a five-percentage point deviation in the Company’s accounts receivable allowances balance would have resulted in an increase or decrease in the allowance of $1.1 million. Although future results cannot always be predicted by extrapolating past results, management believes that it is reasonably likely that future results will be consistent with historical trends and experience. However, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or if unexpected events or significant future changes in trends were to occur, additional allowances may be required.

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

The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. In relation to actual net operating losses in certain foreign operations, valuation allowances of $11.5 million were recorded as of December 31, 2006. If such losses are ultimately utilized to offset future operating income, the Company will benefit its deferred tax assets up to the full amount of the valuation reserve.

While management believes that its judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may materially affect the future financial results of the Company.

Employee Retirement Plans.    For the year ended December 31, 2005 the determination of the Company’s obligations for its defined benefit retirement agreement for the Company’s Chief Executive Officer was dependent upon the following assumptions: expected retirement age, mortality, expected post-retirement Consumer Price Index (“CPI”) increases, and discount rates. These assumptions were evaluated and updated each reporting period. A historical long-term average rate was used for CPI, while a current long term market rate was used for the discount rate. As of December 31, 2005 the CPI rate used in calculating the liability was 2.8%. The discount rate used in calculating this liability as of December 31, 2005 was 4.0%.

Effective October 1, 2006 the Key Executive Retirement Plan (the “Retirement Agreement”) and the Company’s Deferred Compensation Plan (the “DCP”) were amended. Future benefit accruals under the Retirement Agreement were frozen and converted from a traditional defined benefit plan into a deferred compensation arrangement within the DCP with market rate interest amounts credited in the future on the converted amount. The balance in the Retirement Agreement as of October 1, 2006 of $49 million, calculated by the Company and its independent actuarial advisors, was transferred to the DCP. As of December 31, 2006, employee benefit and retirement obligations included $53 million for the Company’s Chief Executive Officer for the DCP and other benefits.

Goodwill Impairment.    The Company assesses the impairment of goodwill annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment assessments for goodwill are done at a reporting unit level. For purposes of this assessment, the Company’s reporting units are its lines of business. In performing periodic impairment tests, the fair value of the reporting unit is compared to the carrying value, including goodwill and intangible assets. If the fair value exceeds the carrying value, there is no impairment. If the carrying value exceeds the fair value, however, an impairment condition exists.

The goodwill impairment assessment is based upon a discounted cash flow analysis. The estimate of future cash flows is based upon, among other things, a discount rate and certain assumptions about expected future operating performance. The discount rate used by management has been calculated on a consistent basis and has not fluctuated significantly. The primary assumptions related to future operating performance include revenue growth rates and expense levels. These assumptions are updated annually and are primarily based upon historical trends. Although management does not anticipate that these assumptions will change materially in the future, the Company’s estimates of discounted cash flow may differ from actual cash flow due to, among other things, economic conditions, changes to its business model or changes in its operating performance. The Company completed its annual goodwill impairment analysis during each of the years ended December 31, 2006 and 2005, and determined that no adjustment to the carrying value of goodwill was required. Based upon the Company’s most recent goodwill impairment analysis, management believes that unless a reporting unit were to be abandoned, the possibility of goodwill impairment as a result of a change in assumptions is unlikely.

Workers’ Compensation.    Except for states which require participation in state-operated insurance funds, the Company retains the economic burden for the first $0.5 million per occurrence in workers’ compensation claims. Workers’ compensation includes ongoing healthcare and indemnity coverage for claims and may be paid over numerous years following the date of injury. Claims in excess of $0.5 million are insured. Workers’ compensation expense includes the insurance premiums for claims in excess of $0.5 million, claims administration fees charged by the Company’s workers’ compensation administrator, premiums paid to state-operated insurance funds, and an estimate for the Company’s liability for Incurred But Not Reported (“IBNR”) claims and for the ongoing development of existing claims. Total workers’ compensation expense was $12.4 million and $11.4 million, representing 0.39% and 0.42% of applicable U.S. revenue for the years ended December 31, 2006 and 2005, respectively.

The accrual for IBNR claims and for the ongoing development of existing claims in each reporting period includes estimates. The Company has established reserves for workers’ compensation claims using loss development rates which are estimated using periodic third party actuarial valuations based upon historical loss statistics which include the Company’s historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future results. Based on the Company’s results for the year ended December 31, 2006, a five-percentage point deviation in the Company’s estimated loss development rates would have resulted in an increase or decrease in the allowance of $0.5 million.

Stock-based Compensation.    Under various stock plans, officers, employees, and outside directors have received or may receive grants of restricted stock, stock units, stock appreciation rights or options to purchase common stock. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method; accordingly, prior periods have not been restated. Stock-based compensation expense recognized in the Company’s Consolidated Financial Statements (“Financial Statements”) for the year ended December 31, 2006 included compensation expense for stock options, which includes grants made prior to, but not yet vested as of December 31, 2005, as well as stock options granted during the year ended December 31, 2006.

Beginning in 2005, the Company significantly decreased its use of stock options as part of its compensation programs. For the year ended December 31, 2006, the Company’s pre-tax stock-based compensation cost from options totaled $17.6 million. Under both SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation and SFAS 123(R) the Company determined the fair value of stock options using the Black-Scholes valuation model.

SFAS 123(R) requires the Company to recognize compensation expense for only the portion of restricted stock and stock units that is expected to vest, rather than record forfeitures when they occur, as previously permitted. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. For the year ended December 31, 2006, compensation expense related to restricted stock and stock units was $40.8 million, of which $10.2 million was related to grants made in 2006. A one-percentage point deviation in the estimated forfeiture rates would have resulted in a $0.4 million increase or decrease in compensation expense related to restricted stock and stock units for the year ended December 31, 2006.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statements No. 133 and 140 (“SFAS 155”).

SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material impact on its Financial Statements.

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

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). This standard allows companies to present in their statements of operations any taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales, use, value-added and some excise taxes, on either a gross (included in revenues and costs) or a net (excluded from revenues) basis. This standard will be effective for the Company in interim periods and fiscal years beginning after December 15, 2006. The Company presents these transactions on a net basis and intends to continue this presentation in the future, therefore the adoption of this standard will have no impact on its Financial Statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company does not expect the adoption of FIN 48 to have a material impact on its Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect the adoption of SFAS 157 to have a material impact on its Financial Statements.

In September 2006, the FASB ratified EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”). EITF 06-4 indicates that an employer should recognize a liability for future post-employment benefits based on the substantive agreement with the employee, and is effective for fiscal years beginning after December 15, 2007. The Company will adopt EITF 06-4 as required and does not expect a material impact on its Financial Statements.

In September 2006, the EITF reached a consensus on EITF Issue 06-5, Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (“EITF 06-5”). EITF 06-5 requires that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract on a policy by policy basis. EITF 06-5 is effective for fiscal years beginning after December 15, 2006 and it requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not expect the adoption of EITF 06-5 to have a material impact on its Financial Statements.

Results of Operations for the Three Years Ended December 31, 2006

Temporary and consultant staffing services revenues were $3.1 billion, $2.6 billion and $2.2 billion for the years ended December 31, 2006, 2005 and 2004, respectively, increasing by 19% and 21% in 2006 and 2005, respectively. Permanent placement revenues were $336 million, $219 million and $136 million for the years ended December 31, 2006, 2005 and 2004, respectively, increasing by 53% and 61% in 2006 and 2005, respectively. Improvement in the U.S. labor markets contributed to the increase in temporary and permanent staffing services revenues for the years ended December 31, 2006 and 2005. Risk consulting and internal audit services revenues were $543 million, $479 million and $352 million for the years ended December 31, 2006, 2005 and 2004, respectively, increasing by 13% and 36% in 2006 and 2005, respectively. The 2006 increase in risk consulting and internal audit services revenues is primarily due to higher international revenues, particularly in Asia. The 2005 increase in risk consulting and internal audit services revenues is primarily due to increased brand acceptance in the marketplace and expanding demand related to increased focus on internal accounting controls and other corporate governance requirements, including the Sarbanes-Oxley Act of 2002. There can be no assurances that there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services, or that future results can be reliably predicted by considering past trends or extrapolating past results. We expect total Company revenues to continue to be impacted by general macroeconomic conditions in 2007.

The Company’s temporary and permanent staffing services business has more than 350 offices in 42 states, the District of Columbia and 17 foreign countries, while Protiviti has more than 55 offices in 22 states and 14 foreign countries. Revenues from foreign operations represented 21%, 19% and 18% of revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement staffing services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services were $1.2 billion, $963 million and $787 million for the years ended December 31, 2006, 2005 and 2004, respectively, increasing by 20% and 22% in 2006 and 2005, respectively. Gross margin amounts equaled 37%, 36% and 36% of revenues for temporary and consultant staffing services for the years ended December 31, 2006, 2005 and 2004, respectively. The higher 2006 temporary and consultant gross margin percentage is primarily the result of higher bill rates and conversion revenues. Conversion revenues are earned when a temporary position converts to a permanent position. As there are no direct costs related to conversion revenues, the gross margin percentage is favorably impacted as the mix of conversion revenues increases. In the year ended December 31, 2006, the composition of temporary revenues included higher conversion revenues as compared to 2005.

Gross margin dollars for the Company’s permanent placement staffing division were $336 million, $219 million and $136 million for the years ended December 31, 2006, 2005 and 2004, respectively, increasing by 53% and 61% in 2006 and 2005, respectively. Gross margin dollars for the Company’s risk consulting and internal audit division were $199 million, $190 million and $133 million for the years ended December 31, 2006, 2005 and 2004, respectively, increasing by 5% and 43% in 2006 and 2005, respectively. Gross margin amounts equaled 37%, 40% and 38% of revenues for risk consulting and internal audit services for the years ended December 31, 2006, 2005 and 2004, respectively. The 2006 decrease in gross margin percentage is primarily the result of additional professional staff related to the expansion of international operations as well as lower utilization of the professional staff in the United States. The 2005 improvement in risk consulting and internal audit services gross margin dollars is primarily the result of higher revenues and improved staff utilization.

Selling, general and administrative expenses were $1.2 billion in 2006, compared to $991 million in 2005 and $824 million in 2004. Selling, general and administrative expenses as a percentage of revenues were 31%, 30% and 31% for the years ended December 31, 2006, 2005 and 2004, respectively. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The expensing of stock options, the higher mix of permanent placement activities, and the continuing additions to professional staff all contributed to the higher percentage of 2006 selling, general and administrative expenses. The lower 2005 selling, general and administrative expense percentage resulted primarily from leveraging fixed operating costs.

For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment analysis during each of the years ended December 31, 2006 and 2005, and determined that no adjustment to the carrying value of goodwill was required. Net intangible assets, consisting primarily of goodwill, represented 12% of total assets and 17% of total stockholders’ equity at December 31, 2006.

Interest income for the years ended December 31, 2006, 2005 and 2004 was $19.3 million, $12.1 million and $5.0 million, respectively, while interest expense for the years ended December 31, 2006, 2005 and 2004 was $2.5 million, $1.1 million and $1.2 million, respectively. Higher average cash balances in 2006 and 2005 and higher interest rates during those years yielded higher interest income.

The provision for income taxes was 39%, 39% and 40% of income before taxes for the years ended December 31, 2006, 2005 and 2004, respectively. The decrease in 2005 is due primarily to the diminishing impact of permanent non-deductible tax items, which became increasingly less significant relative to the Company’s improved financial results, and to the utilization of net operating loss carryforwards in certain states and international locations.

Liquidity and Capital Resources

The change in the Company’s liquidity during the years ended December 31, 2006, 2005 and 2004 is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock, payment of dividends and principal payments on outstanding notes payable.

Cash, cash equivalents and marketable securities were $447 million, $458 million and $437 million at December 31, 2006, 2005 and 2004, respectively. Operating activities provided $376 million during the year ended December 31, 2006, partially offset by $96 million and $299 million of net cash used in investing activities and financing activities, respectively. Operating activities and investing activities provided $328 million and $22 million, respectively, during the year ended December 31, 2005, partially offset by $232 million of net cash used in financing activities. Operating activities provided $162 million during the year ended December 31, 2004, partially offset by $37 million and $76 million of net cash used in investing activities and financing activities, respectively.

Operating activities—Net cash provided by operating activities for the year ended December 31, 2006 was composed of net income of $283 million adjusted for non-cash items of $58 million, and net cash provided by changes in working capital of $35 million. Net cash provided by operating activities for the year ended December 31, 2005 was composed of net income of $238 million adjusted for non-cash items of $122 million, and net cash used for changes in working capital of $32 million. Net cash provided by operating activities for the year ended December 31, 2004 was composed of net income of $141 million adjusted for non-cash items of $93 million, and net cash used for changes in working capital of $72 million.

Investing activities—Cash used in investing activities for the year ended December 31, 2006 was $96 million. This was primarily composed of capital expenditures of $80 million, purchases of goodwill and other intangible assets of $12 million, and deposits to trusts for employee benefits and retirement plans of $4 million. Cash provided by investing activities for the year ended December 31, 2005 was $22 million. This was primarily composed of proceeds from sales and maturities of marketable securities of $92 million, partially offset by capital expenditures of $62 million, purchases of goodwill and other intangible assets of $4 million, and deposits to trusts for employee benefits and retirement plans of $3 million. Cash used in investing activities for the year ended December 31, 2004 was $37 million. This was primarily composed of capital expenditures of $33 million.

Financing activities—Cash used in financing activities for the year ended December 31, 2006 was $299 million. This included repurchases of $400 million in common stock and $54 million in cash dividends to stockholders, partially offset by proceeds of $105 million from exercises of stock options and the excess tax benefits from stock-based compensation of $50 million. Cash used in financing activities for the year ended December 31, 2005 was $232 million. This included repurchases of $262 million in common stock and $48 million in cash dividends to stockholders, partially offset by proceeds of $77 million from exercises of stock options. Cash used in financing activities for the year ended December 31, 2004 was $76 million. This included common stock repurchases of $90 million and cash dividends to stockholders of $31 million, partially offset by proceeds of $44 million from exercises of stock options.

As of December 31, 2006, the Company is authorized to repurchase, from time to time, up to 11.4 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the years ended December 31, 2006, 2005 and 2004, the Company repurchased approximately 7.9 million, 7.6 million and 2.7 million shares of common stock on the open market for a total cost of $273 million, $222 million and $64 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the years ended December 31, 2006, 2005 and 2004, such repurchases totaled approximately 3.3 million, 1.6 million and 1.0 million shares at a cost of $127 million, $53 million and $25 million, respectively. Repurchases of securities have been funded with cash generated from operations.

The Company’s working capital at December 31, 2006 included $447 million in cash and cash equivalents. The Company’s working capital requirements relate primarily to accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short- and long-term basis.

On February 13, 2007, the Company announced a quarterly dividend of $.10 per share to be paid to all shareholders of record on February 26, 2007. The dividend will be paid on March 15, 2007.

The Company’s cash flows generated from operations are also the primary source for funding various contractual obligations. The table below summarizes the Company’s major commitments as of December 31, 2006 (in thousands):

	Payments due by period
Contractual Obligations	2007	2008 and 2009	2010 and 2011	Thereafter	Total
Long-term debt obligations	$567	$2,300	$555	$2,527	$5,949
Operating lease obligations	83,944	135,833	74,300	29,498	323,575
Purchase obligations	28,494	6,753	4	—	35,251
Other long-term liabilities	411	1,297	772	5,258	7,738

Total	$113,416	$146,183	$75,631	$37,283	$372,513

Long-term debt obligations consist of promissory notes and related interest as well as other forms of indebtedness issued in connection with certain acquisitions and other payment obligations. Operating lease obligations consist of minimum rental commitments for 2007 and thereafter under non-cancelable leases in effect at December 31, 2006. Purchase obligations consist of purchase commitments primarily related to telecom service agreements, software licenses and subscriptions, and computer hardware and software maintenance agreements.

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

For the year ended December 31, 2006, approximately 21% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

Item 8.    Financial Statements and Supplementary Data

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share amounts)

	December 31,
	2006	2005

ASSETS
Cash and cash equivalents	$447,479	$458,358
Accounts receivable, less allowances of $22,495 and $20,766	531,824	451,260
Deferred income taxes and other current assets	133,052	107,290

Total current assets	1,112,355	1,016,908
Goodwill and other intangible assets, net	178,665	165,857
Property and equipment, net	132,081	110,515
Deferred income taxes	35,920	25,406

Total assets	$1,459,021	$1,318,686

LIABILITIES
Accounts payable and accrued expenses	$99,484	$89,133
Accrued payroll costs and retirement obligations	294,325	239,509
Income taxes payable	8,568	7,703
Current portion of notes payable and other indebtedness	363	356

Total current liabilities	402,740	336,701
Notes payable and other indebtedness, less current portion	3,831	2,698
Other liabilities	9,779	8,414

Total liabilities	416,350	347,813

Commitments and Contingencies (Note I)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 167,847,849 and 170,681,605 shares	168	171
Capital surplus	1,003,926	875,843
Deferred compensation	—	(86,178)
Accumulated other comprehensive income	38,577	24,987
Retained earnings	—	156,050

Total stockholders’ equity	1,042,671	970,873

Total liabilities and stockholders’ equity	$1,459,021	$1,318,686

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004

Net service revenues	$4,013,546	$3,338,439	$2,675,696
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for temporary and risk consulting employees	2,319,293	1,965,390	1,619,394

Gross margin	1,694,253	1,373,049	1,056,302
Selling, general and administrative expenses	1,243,952	991,488	824,382
Amortization of intangible assets	851	335	1,025
Interest income, net	(16,752)	(10,948)	(3,770)

Income before income taxes	466,202	392,174	234,665
Provision for income taxes	183,024	154,304	94,061

Net income	$283,178	$237,870	$140,604

Basic net income per share	$1.71	$1.42	$.83
Diluted net income per share	$1.65	$1.36	$.79

Shares:
Basic	166,003	167,664	169,742
Diluted	171,712	174,382	176,866

Cash dividends declared per share	$.32	$.28	$.18

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004
COMMON STOCK—SHARES:
Balance at beginning of period	170,682	172,981	171,776
Net issuances of restricted stock	1,702	1,408	1,303
Repurchases of common stock	(11,242)	(9,214)	(3,657)
Exercises of stock options	6,706	5,507	3,559

Balance at end of period	167,848	170,682	172,981

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$171	$173	$172
Net issuances of restricted stock	2	1	1
Repurchases of common stock	(12)	(9)	(4)
Exercises of stock options	7	6	4

Balance at end of period	$168	$171	$173

CAPITAL SURPLUS:
Balance at beginning of period	$875,843	$702,331	$595,051
Net issuances of, and other changes to, restricted stock—excess over par value	—	49,862	39,730
Net issuances of restricted stock at par value	(2)	—	—
Net issuances of stock units	—	856	—
Repurchases of common stock—excess over par value	(14,980)	—	—
Exercises of stock options—excess over par value	105,366	76,994	44,327
Stock-based compensation expense—restricted stock and stock units	40,835	—	—
Stock-based compensation expense—stock options	17,628	—	—
Tax impact of equity incentive plans	65,414	45,800	23,223
Reclassification of deferred compensation	(86,178)	—	—

Balance at end of period	$1,003,926	$875,843	$702,331

DEFERRED COMPENSATION:
Balance at beginning of period	$(86,178)	$(63,944)	$(47,408)
Net issuances of, and other changes to, restricted stock	—	(49,863)	(39,731)
Net issuances of stock units	—	(856)	—
Amortization of deferred compensation	—	28,485	23,195
Reclassification of deferred compensation	86,178	—	—

Balance at end of period	$—	$(86,178)	$(63,944)

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$24,987	$32,570	$20,018
Translation adjustments, net of tax	13,590	(7,583)	12,552

Balance at end of period	$38,577	$24,987	$32,570

RETAINED EARNINGS:
Balance at beginning of period	$156,050	$240,740	$220,828
Repurchases of common stock—excess over par value	(384,825)	(274,779)	(89,597)
Cash dividends ($.32 per share, $.28 per share and $.18 per share)	(54,403)	(47,781)	(31,095)
Net income	283,178	237,870	140,604

Balance at end of period	$—	$156,050	$240,740

COMPREHENSIVE INCOME:
Net income	$283,178	$237,870	$140,604
Translation adjustments net of tax	13,590	(7,583)	12,552

Total comprehensive income	$296,768	$230,287	$153,156

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$283,178	$237,870	$140,604
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	851	335	1,025
Depreciation expense	60,234	50,994	48,947
Stock-based compensation expense—restricted stock and stock units	40,835	28,485	23,195
Stock-based compensation expense—stock options	17,628	—	—
Tax impact of equity incentive plans	—	45,800	23,223
Excess tax benefits from stock-based compensation	(49,929)	—	—
Provision for deferred income taxes	(19,318)	(13,371)	(12,925)
Provision for doubtful accounts	7,585	10,097	9,721
Changes in assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(75,442)	(76,897)	(153,386)
Increase in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	49,542	54,970	74,069
Increase (decrease) in income taxes payable	66,166	(5,646)	12,706
Change in other assets, net of change in other liabilities	(5,112)	(5,109)	(5,346)

Net cash flows provided by operating activities	376,218	327,528	161,833

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of goodwill and other intangible assets and other assets	(11,958)	(4,474)	(1,730)
Capital expenditures	(80,446)	(61,751)	(32,867)
Increase in trusts for employee benefits and retirement plans	(3,618)	(2,965)	(409)
Purchases of marketable securities	—	(602)	(15,513)
Proceeds from sales and maturities of marketable securities	—	92,128	14,008

Net cash flows (used in) provided by investing activities	(96,022)	22,336	(36,511)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(399,817)	(262,382)	(89,601)
Cash dividends paid	(54,403)	(47,781)	(31,095)
(Decrease) increase in notes payable and other indebtedness	(348)	711	(71)
Excess tax benefits from stock-based compensation	49,929	—	—
Proceeds from exercises of stock options	105,373	77,000	44,331

Net cash flows used in financing activities	(299,266)	(232,452)	(76,436)

Effect of exchange rate changes on cash and cash equivalents	8,191	(4,337)	9,895

Net (decrease) increase in cash and cash equivalents	(10,879)	113,075	58,781
Cash and cash equivalents at beginning of period	458,358	345,283	286,502

Cash and cash equivalents at end of period	$447,479	$458,358	$345,283

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$537	$507	$494
Income taxes, net of refunds	$131,769	$131,967	$71,363
Purchase of goodwill and other intangible assets and other assets:
Assets acquired
Goodwill and other intangible assets	$13,970	$1,750	$1,581
Other assets	4,051	2,724	434
Liabilities incurred
Notes payable and other contracts	(1,524)	—	—
Other liabilities	(4,539)	—	(285)

Cash paid, net of cash acquired	$11,958	$4,474	$1,730

Non-cash items:
Stock repurchases awaiting settlement	$—	$12,406	$—

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Summary of Significant Accounting Policies

Nature of Operations.    Robert Half International Inc. (the “Company”) provides specialized staffing and risk consulting services through such divisions as Accountemps®, Robert Half® Finance & Accounting, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group®, and Protiviti®. The Company, through its Accountemps, Robert Half Finance & Accounting, and Robert Half Management Resources divisions, is a specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OfficeTeam specializes in highly skilled temporary administrative support personnel. Robert Half Technology provides information technology professionals. Robert Half Legal provides temporary, project, and full-time staffing of attorneys and specialized support personnel within law firms and corporate legal departments. The Creative Group provides project staffing in the advertising, marketing, and web design fields. Protiviti provides business and technology risk consulting and internal audit services. Protiviti, which primarily employs risk consulting and internal audit professionals formerly associated with major accounting firms, is a wholly-owned subsidiary of the Company. Revenues are predominantly derived from specialized staffing services. The Company operates in the North America, South America, Europe, Asia and Australia. The Company is a Delaware corporation.

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

Use of Estimates.    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of December 31, 2006, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses and income and other taxes.

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

Goodwill and Intangible Assets.    Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment analysis during each of the three years ended December 31, 2006, and determined that no adjustment to the carrying value of goodwill was required.

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

Workers’ Compensation.    Except for states which require participation in state-operate insurance funds, the Company retains the economic burden for the first $0.5 million per occurrence in workers’ compensation claims. Workers’ compensation includes ongoing healthcare and indemnity coverage for claims and may be paid over numerous years following the date of injury. Claims in excess of $0.5 million are insured. Workers’ compensation expense includes the insurance premiums for claims in excess of $0.5 million, claims administration fees charged by the Company’s workers’ compensation administrator, premiums paid to state-operated insurance funds, and an estimate for the Company’s liability for Incurred But Not Reported (“IBNR”) claims and for the ongoing development of existing claims.

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

Stock-based Compensation.    Under various stock plans, officers, employees, and outside directors have received or may receive grants of restricted stock, stock units, stock appreciation rights or options to purchase common stock. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”). Prior to January 1, 2006, the Company accounted for the plans under the measurement and recognition provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations as permitted by SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. Under APB 25, the Company recorded stock-based compensation expense for restricted stock and stock units in its Financial Statements. Under the provisions of APB 25, the Company was not required to recognize compensation expense for stock options due to using the intrinsic value method. Stock-based compensation expense for stock options was included as a pro forma disclosure in the financial statement footnotes.

The following table reflects pro forma net income and basic and diluted net income per share (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004
Net Income
As reported	$237,870	$140,604
Stock-based employee compensation expense, net of related tax effects	17,148	14,149
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(31,466)	(29,898)

Pro forma	$223,552	$124,855

Net Income Per Share
Basic
As reported	$1.42	$.83
Pro forma	$1.33	$.74
Diluted
As reported	$1.36	$.79
Pro forma	$1.29	$.71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note A—Summary of Significant Accounting Policies (Continued)

The fair value of each option is estimated, as of the grant date, using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004: expected dividend yields of 0.92% and 0.85% for grants in 2005 and 2004, respectively; expected volatility of 47.1% and 49.4% for 2005 and 2004, respectively; risk-free interest rates of 3.8% and 3.6% for 2005 and 2004, respectively; and expected lives of 6.1 years and 6.0 years for 2005 and 2004, respectively.

The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, the Company’s Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized in the Company’s Financial Statements for the year ended December 31, 2006 included compensation expense for stock options, which includes grants made prior to, but not yet vested as of December 31, 2005, as well as stock options granted during the year ended December 31, 2006. The effect of applying SFAS 123(R) is outlined in the following table (in thousands, except per share amounts):

Year Ended December 31, 2006
Income before income taxes	$(17,628)
Net income	$(10,707)
Net income per share:
Basic	$(0.06)
Diluted	$(0.06)

See Note K—Stock Plans for further information.

Property and Equipment.    Property and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the following useful lives:

Computer hardware	2 to 3 years
Computer software	2 to 5 years
Furniture and equipment	5 years
Leasehold improvements	Term of lease, 5 years maximum

Internal-use Software.    The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. The Company capitalized approximately $8.3 million, $4.5 million and $5.1 million of internal-use software development costs for the years ended December 31, 2006, 2005 and 2004, respectively.

Note B—New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material impact on its Financial Statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 provides some relief for entities that use

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B—New Accounting Pronouncements (Continued)

derivatives to economically hedge fluctuations in the fair value of their servicing rights and changes how gains and losses are computed in certain transfers or securitizations. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. Adoption of this standard is not expected to have a material effect on the Company’s Financial Statements.

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). This standard allows companies to present in their statements of operations any taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales, use, value-added and some excise taxes, on either a gross (included in revenues and costs) or a net (excluded from revenues) basis. This standard will be effective for the Company in interim periods and fiscal years beginning after December 15, 2006. The Company presents these transactions on a net basis and intends to continue this presentation in the future, therefore the adoption of this standard will have no impact on its Financial Statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company does not expect the adoption of FIN 48 to have a material impact on its Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect the adoption of SFAS 157 to have a material impact on its Financial Statements.

In September 2006, the FASB ratified EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”). EITF 06-4 indicates that an employer should recognize a liability for future post-employment benefits based on the substantive agreement with the employee, and is effective for fiscal years beginning after December 15, 2007. The Company will adopt EITF 06-4 as required and does not expect a material impact on its Financial Statements.

In September 2006, the EITF reached a consensus on EITF Issue 06-5, Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (“EITF 06-5”). EITF 06-5 requires that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract on a policy by policy basis. EITF 06-5 is effective for fiscal years beginning after December 15, 2006 and it requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not expect the adoption of EITF 06-5 to have a material impact on its Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note C—Deferred Income Taxes and Other Current Assets

Deferred income taxes and other current assets consisted of the following (in thousands):

	December 31,
	2006	2005
Deferred income taxes	$55,066	$45,429
Deposits in trusts for employee benefits and retirement plans	38,229	34,612
Other	39,757	27,249

	$133,052	$107,290

Note D—Goodwill and Other Intangible Assets, Net

The following table sets forth the activity in goodwill and other intangible assets from December 31, 2004 through December 31, 2006 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balance as of December 31, 2004	$163,732	$4,199	$167,931
Purchase of intangible assets	1,250	500	1,750
Translation adjustments	(851)	76	(775)
Decrease in unamortized retirement costs	—	(2,714)	(2,714)

	164,131	2,061	166,192
Amortization of intangible assets	—	(335)	(335)

Balance as of December 31, 2005	164,131	1,726	165,857
Purchase of intangible assets	12,232	1,738	13,970
Translation adjustments	762	15	777
Decrease in unamortized retirement costs	—	(1,088)	(1,088)

	177,125	2,391	179,516
Amortization of intangible assets	—	(851)	(851)

Balance as of December 31, 2006	$177,125	$1,540	$178,665

The estimated remaining amortization expense is $0.9 million for 2007, and $0.6 million thereafter.

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31,
	2006	2005
Computer hardware	$131,591	$110,440
Computer software	208,683	190,069
Furniture and equipment	118,536	100,690
Leasehold improvements	94,766	75,401
Other	15,955	13,544

Property and equipment, cost	569,531	490,144
Accumulated depreciation	(437,450)	(379,629)

Property and equipment, net	$132,081	$110,515

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	December 31,
	2006	2005
Payroll and benefits	$173,307	$134,541
Employee retirement obligations	59,129	50,327
Workers’ compensation	24,933	21,424
Payroll taxes	36,956	33,217

	$294,325	$239,509

Included in employee benefits and retirement obligations is $42 million at December 31, 2005 related to a defined benefit retirement agreement for the Company’s Chief Executive Officer. The amount of this obligation was calculated in accordance with the provisions of the employee’s Retirement Agreement (the “Retirement Agreement”), which was initially entered into in 1985 and was in effect as of December 31, 2005. The key assumptions used in the calculation include: expected retirement age, mortality, expected post-retirement Consumer Price Index increase of 3.5% and discount rate of 4.0% at December 31, 2005. Effective October 1, 2006 the Retirement Agreement and the Company’s Deferred Compensation Plan (the “DCP”) were amended. Future benefit accruals under the Retirement Agreement were frozen and converted from a traditional defined benefit plan into a deferred compensation arrangement within the DCP with market rate interest amounts credited in the future on the converted amount. Therefore, the use of estimates no longer applies for the Retirement Agreement. Included in employee benefits and retirement obligations at December 31, 2006 is $53 million related to the Company’s Chief Executive Officer for the DCP and other benefits.

Note G—Notes Payable and Other Indebtedness

The Company issued promissory notes as well as other forms of indebtedness in connection with certain acquisitions and other payment obligations. These are due in varying installments, carry varying interest rates and, in aggregate, amounted to $4.2 million at December 31, 2006 and $3.1 million at December 31, 2005. At December 31, 2006, $2.1 million of the notes were collateralized by a standby letter of credit. The following table shows the schedule of maturities for notes payable and other indebtedness at December 31, 2006 (in thousands):

2007	$363
2008	360
2009	1,580
2010	113
2011	123
Thereafter	1,655

$4,194

At December 31, 2006, the notes carried fixed rates and the weighted average interest rate for the above was approximately 6.9%, 8.7% and 8.7% for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company has an uncommitted letter of credit facility (“the facility”) of up to $35.0 million, which is available to cover the issuance of debt support standby letters of credit. The Company had used $27.0 million in debt support standby letters of credit as of December 31, 2006 and 2005. Of the debt support standby letters of credit outstanding as of December 31, 2006 and 2005, $24.8 million satisfies workers’ compensation insurer’s collateral requirements. There is a service fee of 1.0% on the used portion of the facility. The facility is subject to certain financial covenants and expires on August 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H—Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2006, 2005 and 2004 consisted of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004
Current:
Federal	$148,926	$128,497	$78,681
State	32,329	27,746	17,517
Foreign	21,087	11,432	10,788
Deferred:
Federal and state	(19,096)	(13,380)	(15,259)
Foreign	(222)	9	2,334

	$183,024	$154,304	$94,061

Income before the provision for income taxes for the years ended December 31, 2006, 2005 and 2004 consisted of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004
Domestic	$423,312	$359,709	$219,434
Foreign	42,890	32,465	15,231

	$466,202	$392,174	$234,665

The income taxes shown above varied from the statutory federal income tax rates for these periods as follows:

	Years Ended December 31,
	2006	2005	2004
Federal U.S. income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.2	4.3	4.2
Tax-free interest income	(0.5)	(0.4)	(0.2)
Non-deductible expenses	0.4	0.3	0.3
Non-U.S. income taxed at different rates, net of foreign tax credits	0.1	(0.4)	1.0
Other, net	0.1	0.5	(0.2)

Effective tax rate	39.3%	39.3%	40.1%

The deferred portion of the tax provision consisted of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004
Amortization of franchise rights	$972	$912	$600
Amortization of other intangibles	339	449	(476)
Accrued expenses, deducted for tax when paid	(22,154)	(10,239)	(9,428)
Capitalized costs for books, deducted for tax	3,673	226	3,324
Depreciation	(4,980)	(6,815)	(4,441)
Other, net	2,832	2,096	(2,504)

	$(19,318)	$(13,371)	$(12,925)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H—Income Taxes (Continued)

The deferred income tax amounts included on the Consolidated Statements of Financial Position are comprised of the following (in thousands):

	December 31,
	2006	2005
Current deferred income tax assets, net	$55,066	$45,429
Long-term deferred income tax assets, net	35,920	25,406

	$90,986	$70,835

The components of the deferred income tax amounts at December 31, 2006 and 2005 were as follows (in thousands):

	December 31,
	2006	2005
Deferred Income Tax Assets
Provision for bad debts	$6,178	$5,774
Employee retirement and other benefit obligations	45,170	37,442
Workers’ compensation	9,814	8,512
Deferred compensation	19,656	10,102
Credits and net operating loss carryforwards	22,300	26,818
Property and equipment basis differences	6,054	4,373
Other	11,866	8,276

Total deferred income tax assets	121,038	101,297

Deferred Income Tax Liabilities
Amortization of intangible assets	(14,156)	(12,845)
Unremitted earnings of foreign subsidiaries	—	(3,036)
Other	(4,359)	(3,446)

Total deferred income tax liabilities	(18,515)	(19,327)
Valuation allowance	(11,537)	(11,135)

Total deferred income tax assets, net	$90,986	$70,835

The Company has net operating loss carryforwards in a number of states. The tax benefit of these net operating losses is $4.3 million. These state net operating losses expire in 2007 and later. The Company has net operating loss carryforwards in foreign countries. The tax benefit of these net operating losses is $11.5 million. These net operating losses expire in 2007 and later.

The Company has not provided deferred income taxes or foreign withholding taxes on $7.0 million and $13.9 million of undistributed earnings of its non-U.S. subsidiaries as of December 31, 2006 and 2005 respectively, since the Company intends to reinvest these earnings indefinitely. Foreign tax credits associated with these earnings are expected to offset any U.S. tax liability which would arise upon repatriation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note I—Commitments and Contingencies

Rental expense, primarily for office premises, amounted to $83.4 million, $75.6 million and $74.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. The approximate minimum rental commitments for 2007 and thereafter under non-cancelable leases in effect at December 31, 2006 were as follows (in thousands):

2007	$83,944
2008	72,637
2009	63,196
2010	48,835
2011	25,465
Thereafter	29,498

$323,575

Additionally, as of December 31, 2006, the Company had future purchase commitments of approximately $35.3 million over the next three years primarily related to telecom service agreements, software licenses and subscriptions, and computer hardware and software maintenance agreements.

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

On December 6, 2004, Plaintiffs Ian O’Donnell and David Jolicoeur, on behalf of themselves and a putative class of salaried Staffing Managers, Account Executives and Account Managers, filed a complaint in Massachusetts Superior Court naming the Company and one of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Staffing Managers, Account Executives and Account Managers based in Massachusetts within the past two years have been misclassified under Massachusetts law as exempt employees and seeks an unspecified amount equal to three times their unpaid overtime compensation alleged to be due to them had they been paid as non-exempt, hourly employees, plus costs and legal fees. The complaint also makes similar allegations under the U.S. Fair Labor Standards Act on behalf of all Staffing Managers, Account Executives and Account Managers employed in any state other than Massachusetts and California within the past three years and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees, plus an equal amount as liquidated damages. The case has been removed to the United States District Court for the District of Massachusetts. On March 30, 2006, the Court denied Plaintiffs’ first motion seeking conditional certification of their federal claims as a collective action on behalf of a group of Staffing Managers, Account Executives and Account Managers. The same day, the Court allowed Plaintiffs to amend their complaint to add claims that the Company failed to pay its exempt employees on a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note I—Commitments and Contingencies (Continued)

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

On August 9, 2005, Plaintiff Lizette Greene, on behalf of herself and a putative class of salaried “inside sales persons,” filed a complaint in United States District Court for the Northern District of California naming the Company and three of its wholly owned subsidiaries as Defendants. On December 1, 2005, the Plaintiff amended the Complaint. The Amended Complaint alleges that purported “inside sales persons” based in California have been misclassified under federal law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees. In addition, the Plaintiff also makes two claims under the California Private Attorney Generals Act seeking an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. Plaintiff also makes a claim under California Business and Professions Code § 17200 for a putative nation wide class of purported “inside sales persons.” On December 22, 2006, the Plaintiff filed a motion for conditional certification of their federal claims in which they seek to represent a class of salaried employees who worked for the Company and certain of its subsidiaries in California within three years before the complaint was filed and seeking permission to mail class members a notice regarding their right to opt into the case as plaintiffs. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On March 28, 2006, Plaintiffs Maria Pellegrino, Nadia Balici, Carolyn Cox, Kelli Maresch, Jennifer McCasland and James Rossetto, all former, salaried Account Executives based in California, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that Plaintiffs were misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees. Plaintiffs also seek an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of the Plaintiff employees as exempt employees. In addition, Plaintiffs’ complaint includes a cause of action for “unfair competition” under the California Business & Professions Code. Under this cause of action, Plaintiffs seek restitutionary damages of unpaid wages for themselves and “all similarly situated employees” as well as recovery of Plaintiffs’ attorneys fees. The trial date is presently scheduled for June 4, 2007. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On May 4, 2006, Plaintiff Don Tran, on behalf of himself and a putative class of salaried Consultants, and a sub-class of terminated salaried Consultants, filed a complaint in California Superior Court naming Protiviti Inc., a wholly-owned subsidiary of the Company (“Protiviti”), as Defendant. The complaint alleges that salaried consultants based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees. Plaintiff also seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. The complaint further seeks damages and penalties for the failure to provide meal and rest periods, and for the failure to reimburse

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note I—Commitments and Contingencies (Continued)

business expenses, including, without limitation, parking and cellular telephone expenses. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. Protiviti believes it has meritorious defenses to the allegations, and Protiviti intends to continue to vigorously defend against the litigation.

The Company is involved in a number of other lawsuits arising in the ordinary course of business. While management does not expect any of these matters to have a material adverse effect on the Company’s results of operations, financial position or cash flows, litigation is subject to certain inherent uncertainties.

Note J—Stockholders’ Equity

Stock Repurchase Program.    As of December 31, 2006, the Company is authorized to repurchase, from time to time, up to 11.4 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the years ended December 31, 2006, 2005 and 2004, the Company repurchased approximately 7.9 million, 7.6 million and 2.7 million shares of common stock on the open market for a total cost of $273 million, $222 million and $64 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the years ended December 31, 2006, 2005 and 2004, such repurchases totaled approximately 3.3 million, 1.6 million and 1.0 million shares at a cost of $127 million, $53 million and $25 million, respectively. Repurchases of securities have been funded with cash generated from operations.

Repurchases of shares are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus. As a result, the Company had no retained earnings as of December 31, 2006.

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for each of the three years ended December 31, 2006 (consisting of stock option exercises and the purchase of shares for the treasury) is presented in the Consolidated Statements of Stockholders’ Equity.

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

Recipients of restricted stock do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. Recipients of stock units do not pay any cash consideration for the units, do not have the right to vote, and do not receive dividends with respect to such units. Compensation expense for restricted stock and stock units is generally recognized on a straight-line basis over the vesting period, based on the stock’s fair market value on the grant date.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method; accordingly, prior periods have not been restated. Stock-based compensation expense recognized in the Company’s Financial Statements for the year ended December 31, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Stock Plans (Continued)

included compensation expense for stock options, which includes grants made prior to, but not yet vested as of December 31, 2005, as well as stock options granted during the year ended December 31, 2006.

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

During the year ended December 31, 2006, the Company granted stock options on 0.2 million shares. The assumptions utilized in the Black-Scholes valuation model for these stock options included expected dividend yield of .99%, expected volatility of 38.5%, risk-free interest rate of 4.9% and an expected life of 4.7 years.

For purposes of calculating stock-based compensation expense for retirement-eligible employees, the service period is assumed to be met on the grant date or retirement-eligible date, whichever is later.

SFAS 123(R) requires the Company to recognize compensation expense for only the portion of restricted stock and stock units that is expected to vest, rather than record forfeitures when they occur, as previously permitted. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

SFAS 123(R) requires the cumulative effect of recognizing compensation expense to be recorded using estimated forfeitures rather than recording actual forfeitures as they occur. Upon adoption, the Company reviewed the cumulative effect of this change in accounting policy and determined it was not necessary to record a cumulative adjustment as the impact was immaterial.

Prior to January 1, 2006, the measurement date for employee performance-based grants was the date the performance criteria was met. As a result of adoption of SFAS 123(R), the Company no longer has employee stock awards subject to variable accounting treatment. Accordingly, compensation cost for all employee restricted stock and stock units is based on the fair market value of the Company’s stock on the date of grant and is recognized over the service period.

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

Stock-based compensation expense related to stock options recognized under SFAS 123(R) for the year ended December 31, 2006 was $17.6 million. As of December 31, 2006, total unrecognized compensation cost, net of estimated forfeitures, was $13.1 million related to stock options and $78.9 million related to restricted stock and stock units. The unrecognized compensation cost is expected to be recognized over the next 4 years. There was no stock-based compensation expense related to stock options recognized during the year ended December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Stock Plans (Continued)

The following table reflects activity under all stock plans from December 31, 2003 through December 31, 2006, and the weighted average exercise prices (in thousands, except per share amounts):

	Restricted Stock Plans		Stock Option Plans
	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2003	3,260	$18.48	29,187	$16.57
Granted	1,275	$27.44	1,968	$26.69
Exercised	—	—	(3,561)	$12.55
Restrictions lapsed	(1,073)	$15.74	—	—
Forfeited	(18)	$26.51	(916)	$20.90

Outstanding, December 31, 2004	3,444	$22.62	26,678	$17.67
Granted	1,490	$30.46	489	$30.55
Exercised	—	—	(5,508)	$13.98
Restrictions lapsed	(1,030)	$19.92	—	—
Forfeited	(56)	$26.03	(686)	$23.04

Outstanding, December 31, 2005	3,848	$26.32	20,973	$18.77
Granted	1,953	$35.69	207	$32.36
Exercised	—	—	(6,706)	$15.71
Restrictions lapsed	(1,152)	$23.57	—	—
Forfeited	(120)	$31.78	(281)	$25.04

Outstanding, December 31, 2006	4,529	$30.92	14,193	$20.29

The total pre-tax intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $150.9 million, $108.6 million and $50.6 million, respectively. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $42.8 million, $28.7 million and $25.5 million, respectively.

The following table summarizes information about options outstanding as of December 31, 2006 (in thousands, except number of years and per share amounts):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable as of December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$10.41 to $14.28	2,824	2.86	$13.58		2,795	2.82	$13.58
$14.37 to $17.32	2,522	5.94	$16.55		2,347	5.92	$16.61
$17.47 to $21.17	2,511	2.68	$20.10		2,481	2.63	$20.10
$21.41 to $22.56	2,530	4.80	$22.20		2,259	4.56	$22.28
$22.70 to $26.56	2,586	6.37	$25.16		1,891	5.89	$25.05
$26.61 to $34.75	1,220	7.06	$29.69		570	5,57	$28.99

	14,193	4.72	$20.29	$238,843	12,343	4.29	$19.53	$217,140

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Stock Plans (Continued)

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $37.12 as of December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

At December 31, 2006, the total number of available shares to grant under the plans (consisting of either restricted stock, stock units, stock appreciation rights or options to purchase common stock) was approximately 6.4 million. Of the 14.2 million options outstanding at December 31, 2006, 12.3 million options were exercisable with a weighted average exercise price of $19.53, and 1.9 million options were not exercisable with a weighted average exercise price of $25.39.

Note L—Net Income Per Share

The calculation of net income per share for the three years ended December 31, 2006 is reflected in the following table (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2005	2004
Net Income	$283,178	$237,870	$140,604
Basic:
Weighted average shares	166,003	167,664	169,742

Diluted:
Weighted average shares	166,003	167,664	169,742
Potentially dilutive shares	5,709	6,718	7,124

Diluted shares	171,712	174,382	176,866

Net Income Per Share:
Basic	$1.71	$1.42	$.83
Diluted	$1.65	$1.36	$.79

The weighted average diluted common shares outstanding for the years ended December 31, 2006, 2005 and 2004 excludes the dilutive effect of approximately 0.2 million, 0.1 million and 0.9 million options, restricted stock and stock units, respectively. Employee stock options will have a dilutive effect under the treasury method only when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds. Under the treasury method, exercise proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in capital surplus, if the options were exercised and the restricted stock and stock units had vested. The computation of potentially dilutive shares also included unvested restricted stock and stock units.

Note M—Business Segments

The Company, which aggregates its operating segments based on the nature of services, has three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. The temporary and consultant segment provides specialized staffing in the accounting and finance, administrative and office, information technology, legal, advertising, marketing and web design fields. The permanent placement segment provides full-time personnel in the accounting, finance, administrative and office, and information technology fields. The risk consulting segment provides business and technology risk consulting and internal audit services.

The accounting policies of the segments are set forth in Note A—Summary of Significant Accounting Policies. The Company evaluates performance based on income or loss from operations before interest income, intangible amortization expense, and income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note M—Business Segments (Continued)

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results (in thousands):

	Years Ended December 31,
	2006	2005	2004
Net service revenues
Temporary and consultant staffing	$3,133,886	$2,640,211	$2,187,468
Permanent placement staffing	336,250	219,234	135,882
Risk consulting and internal audit services	543,410	478,994	352,346

	$4,013,546	$3,338,439	$2,675,696

Operating income
Temporary and consultant staffing	$314,754	$250,161	$151,855
Permanent placement staffing	74,757	44,602	16,919
Risk consulting and internal audit services	60,790	86,798	63,146

	450,301	381,561	231,920
Amortization of intangible assets	851	335	1,025
Interest income, net	(16,752)	(10,948)	(3,770)

Income before income taxes	$466,202	$392,174	$234,665

The Company does not report total assets by segment. The following table represents identifiable assets by business segment (in thousands):

	December 31,
	2006	2005
Accounts receivable
Temporary and consultant staffing	$388,939	$332,557
Permanent placement staffing	56,772	35,978
Risk consulting and internal audit services	108,608	103,491

	$554,319	$472,026

The Company operates internationally, with operations in the North America, South America, Europe, Asia and Australia. The following tables represent revenues and long-lived assets by geographic location (in thousands):

	Years Ended December 31,
	2006	2005	2004
Net service revenues
Domestic	$3,169,509	$2,702,387	$2,186,811
Foreign	844,037	636,052	488,885

	$4,013,546	$3,338,439	$2,675,696

	December 31,
	2006	2005	2004
Assets, long-lived
Domestic	$107,661	$96,339	$85,639
Foreign	24,420	14,176	10,144

	$132,081	$110,515	$95,783

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note N—Quarterly Financial Data (Unaudited)

The following tabulation shows certain quarterly financial data for 2006 and 2005 (in thousands, except per share amounts):

	Quarter				Year Ended December 31,
2006	1	2	3	4
Net service revenues	$943,924	$981,825	$1,027,563	$1,060,234	$4,013,546
Gross margin	$393,204	$418,002	$431,997	$451,050	$1,694,253
Income before income taxes	$109,073	$113,730	$119,908	$123,491	$466,202
Net income	$65,503	$68,655	$73,647	$75,373	$283,178
Basic net income per share	$.39	$.41	$.45	$.46	$1.71
Diluted net income per share	$.38	$.39	$.43	$.45	$1.65

	Quarter				Year Ended December 31,
2005	1	2	3	4
Net service revenues	$769,948	$816,711	$867,015	$884,765	$3,338,439
Gross margin	$313,834	$336,281	$356,010	$366,924	$1,373,049
Income before income taxes	$85,277	$94,283	$105,641	$106,973	$392,174
Net income	$51,593	$57,229	$64,439	$64,609	$237,870
Basic net income per share	$.30	$.34	$.39	$.39	$1.42
Diluted net income per share	$.29	$.33	$.37	$.37	$1.36

Note O—Subsequent Event

On February 13, 2007, the Company announced a quarterly dividend of $.10 per share to be paid to all shareholders of record on February 26, 2007. The dividend will be paid on March 15, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Robert Half International Inc.:

We have completed integrated audits of Robert Half International Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15, present fairly, in all material respects, the financial position of Robert Half International Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

February 22, 2007

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

Management’s Report on Internal Control over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.    Other Information

None.

PART III

Except as provided below in this Part III, the information required by Items 10 through 14 of Part III is incorporated by reference from Item 1 of this Report and from the registrant’s Proxy Statement, under the captions “Nomination and Election of Directors,” “Beneficial Stock Ownership,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Corporate Governance,” “The Board and Committees” and “Independent Public Accountants” which Proxy Statement will be mailed to stockholders in connection with the registrant’s annual meeting of stockholders which is scheduled to be held in May 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights A	Weighted average exercise price of outstanding options, warrants and rights B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by security holders	7,317,535	$19.89	6,365,829
Equity compensation plans not approved by security holders(a)	6,875,129	$20.72	—
Total	14,192,664	$20.29	6,365,829

(a)	These plans, by their terms, expressly prohibited any grants to directors or executive officers. All such plans were terminated in May 2005, and no future grants may be made under such plans. The information in the table reflects shares issuable upon the exercise of options granted before such plans were terminated.

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

The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Consolidated statements of financial position at December 31, 2006 and 2005.

Consolidated statements of operations for the years ended December 31, 2006, 2005, and 2004.

Consolidated statements of stockholders’ equity for the years ended December 31, 2006, 2005, and 2004.

Consolidated statements of cash flows for the years ended December 31, 2006, 2005, and 2004.

Notes to consolidated financial statements.

Report of independent registered public accounting firm.

Selected quarterly financial data for the years ended December 31, 2006 and 2005 are set forth in Note N—Quarterly Financial Data (Unaudited) included in Item 8 of this report.

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

*10.3	Amended and Restated Retirement Agreement between Registrant and Harold M. Messmer Jr., incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated December 7, 2006.

*10.4	Excise Tax Restoration Agreement dated November 5, 1996, incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

*10.5	Outside Directors’ Option Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

*10.6	Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.7	Amended and Restated Deferred Compensation Plan, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 7, 2006.

*10.8	Severance Agreement dated as of August 2, 2000, between Registrant and Paul F. Gentzkow, incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.9	Agreement dated as of July 31, 1995, between Registrant and Paul F. Gentzkow, incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.10	Severance Agreement dated as of October 1, 1991, between Registrant and Paul F. Gentzkow, incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.11	Form of Amended and Restated Severance Agreement, incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*10.12	Form of Change in Control Severance Agreement, incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*10.13	Form of Indemnification Agreement for Directors of the Registrant, incorporated by reference to (i) Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and (ii) Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

*10.14	Form of Indemnification Agreement for Executive Officers of Registrant, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.15	Senior Executive Retirement Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal quarter ended June 30, 2003.

*10.16	Collateral Assignment of Split Dollar Insurance Agreement, incorporated by reference to (i) Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, and (ii) Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Exhibit No.	Exhibit

*10.17	Form of Part-Time Employment Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

*10.18	StockPlus Plan, incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

*10.19	Restricted Stock Plan for Field Employees, incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

*10.20	Stock Option Plan for Field Employees, incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

*10.21	Equity Incentive Plan—Form of Restricted Stock Agreement, incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated October 21, 2004.

*10.22	Equity Incentive Plan—Form of Stock Option Agreement, incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated October 21, 2004.

*10.23	Outside Directors’ Option Plan—Form of Stock Option Agreement, incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated October 21, 2004.

*10.24	Summary of Outside Director Cash Remuneration, incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

*10.25	Stock Incentive Plan, incorporated by reference to Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

*10.26	Annual Performance Bonus Plan, incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

*10.27	Stock Incentive Plan—Form of Restricted Share Agreement for Executive Officers, incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

*10.28	Stock Incentive Plan—Form of Stock Option Agreement for Executive Officers, incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

*10.29	Stock Incentive Plan—Form of Restricted Share Agreement for Outside Directors, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.

*10.30	Stock Incentive Plan—Form of Stock Option Agreement for Outside Directors, incorporated by reference to Exhibit 99.6 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

21.1	Subsidiaries of the Registrant.

23.1	Accountant’s Consent.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Rule 1350 Certification of Chief Executive Officer.

32.2	Rule 1350 Certification of Chief Financial Officer.

*    Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

Date: February 22, 2007	By:	/s/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 22, 2007	By:	/s/ HAROLD M. MESSMER, JR.
Harold M. Messmer, Jr. Chairman of the Board, Chief Executive Officer, and a Director (Principal Executive Officer)

Date: February 22, 2007	By:	/s/ ANDREW S. BERWICK, JR.
Andrew S. Berwick, Jr., Director

Date: February 22, 2007	By:	/s/ FREDERICK P. FURTH
Frederick P. Furth, Director

Date: February 22, 2007	By:	/s/ EDWARD W. GIBBONS
Edward W. Gibbons, Director

Date: February 22, 2007	By:	/s/ THOMAS J. RYAN
Thomas J. Ryan, Director

Date: February 22, 2007	By:	/s/ J. STEPHEN SCHAUB
J. Stephen Schaub, Director

Date: February 22, 2007	By:	/s/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President, Chief Financial Officer and a Director (Principal Financial Officer)

Date: February 22, 2007	By:	/s/ MICHAEL C. BUCKLEY
Michael C. Buckley Executive Vice President and Treasurer (Principal Accounting Officer)

Schedule II—Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Charged to Expenses	Deductions	Translation Adjustments	Balance at End of Period
Year Ended December 31, 2004
Allowance for doubtful accounts receivable	$13,608	9,721	(6,506)	471	$17,294
Deferred tax valuation allowance	$4,146	5,977	(2,969)	—	$7,154

Year Ended December 31, 2005
Allowance for doubtful accounts receivable	$17,294	10,097	(5,584)	(1,041)	$20,766
Deferred tax valuation allowance	$7,154	6,126	(1,375)	(770)	$11,135

Year Ended December 31, 2006
Allowance for doubtful accounts receivable	$20,766	7,585	(4,329)	(1,527)	$22,495
Deferred tax valuation allowance	$11,135	1,802	(2,606)	1,206	$11,537

S-1