Form 10-Q
period 2007-03-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2007-05-04
CIK 315213

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2007:

166,250,645 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in thousands, except share amounts)

	March 31, 2007	December 31, 2006

ASSETS

Cash and cash equivalents	$449,902	$447,479
Accounts receivable, less allowances of $23,979 and $22,495	561,112	531,824
Deferred income taxes and other current assets	123,992	133,052

Total current assets	1,135,006	1,112,355
Goodwill and other intangible assets, net	178,547	178,665
Property and equipment, net	140,334	132,081
Deferred income taxes	35,478	35,920

Total assets	$1,489,365	$1,459,021

LIABILITIES

Accounts payable and accrued expenses	$105,889	$99,484
Accrued payroll costs and retirement obligations	310,728	294,325
Income taxes payable	13,040	8,568
Current portion of notes payable and other indebtedness	367	363

Total current liabilities	430,024	402,740
Notes payable and other indebtedness, less current portion	3,825	3,831
Other liabilities	10,913	9,779

Total liabilities	444,762	416,350

Commitments and Contingencies (Note G)

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 166,942,502 and 167,847,849 shares	167	168
Capital surplus	1,002,897	1,003,926
Deferred compensation	—	—
Accumulated other comprehensive income	41,539	38,577
Retained earnings	—	—

Total stockholders’ equity	1,044,603	1,042,671

Total liabilities and stockholders’ equity	$1,489,365	$1,459,021

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006

Net service revenues	$1,097,425	$943,924
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for temporary and risk consulting employees	636,696	550,720

Gross margin	460,729	393,204
Selling, general and administrative expenses	348,379	287,482
Amortization of intangible assets	274	146
Interest income, net	(4,017)	(3,497)

Income before income taxes	116,093	109,073
Provision for income taxes	45,386	43,570

Net income	$70,707	$65,503

Basic net income per share	$.43	$.39
Diluted net income per share	$.42	$.38

Shares:
Basic	163,841	167,390
Diluted	168,883	173,974

Cash dividends declared per share	$.10	$.08

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
COMMON STOCK—SHARES:
Balance at beginning of period	167,848	170,682
Net issuances of restricted stock	767	699
Repurchases of common stock	(2,401)	(2,495)
Exercises of stock options	729	2,192

Balance at end of period	166,943	171,078

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$168	$171
Net issuances of restricted stock	1	1
Repurchases of common stock	(3)	(3)
Exercises of stock options	1	2

Balance at end of period	$167	$171

CAPITAL SURPLUS:
Balance at beginning of period	$1,003,926	$875,843
Net issuances, and other changes to, restricted stock—excess over par value	(1)	—
Net issuances of restricted stock at par value	—	(1)
Repurchases of common stock—excess over par value	(39,429)	—
Stock-based compensation expense—restricted stock and stock units	12,310	9,659
Stock-based compensation expense—stock options	2,599	5,095
Exercises of stock options—excess over par value	14,478	28,714
Tax impact of equity incentive plans	9,014	22,908
Reclassification of deferred compensation	—	(86,178)

Balance at end of period	$1,002,897	$856,040

DEFERRED COMPENSATION:
Balance at beginning of period	$—	$(86,178)
Reclassification of deferred compensation	—	86,178

Balance at end of period	$—	$—

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$38,577	$24,987
Translation adjustments, net of tax	2,962	1,487

Balance at end of period	$41,539	$26,474

RETAINED EARNINGS:
Balance at beginning of period	$—	$156,050
Repurchases of common stock—excess over par value	(52,115)	(90,610)
Cumulative impact from adoption of FASB Interpretation No. 48	(1,709)	—
Cash dividends ($.10 per share and $.08 per share)	(16,883)	(13,740)
Net income	70,707	65,503

Balance at end of period	$—	$117,203

COMPREHENSIVE INCOME:
Net income	$70,707	$65,503
Translation adjustments, net of tax	2,962	1,487

Total comprehensive income	$73,669	$66,990

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,707	$65,503
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	274	146
Depreciation expense	15,919	14,961
Stock-based compensation expense—restricted stock and stock units	12,310	9,659
Stock-based compensation expense—stock options	2,599	5,095
Excess tax benefits from stock-based compensation	(7,674)	(18,674)
Provision for deferred income taxes	15,178	7,861
Provision for doubtful accounts	3,172	1,916
Changes in assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(30,795)	(28,206)
Increase in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	21,678	27,948
Increase in income taxes payable	13,454	19,005
Change in other assets, net of change in other liabilities	(3,133)	(3,963)

Net cash flows provided by operating activities	113,689	101,251

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of goodwill and other intangible assets and other assets	—	(5,856)
Capital expenditures	(24,099)	(24,312)
Increase in trusts for employee benefits and retirement plans	(2,739)	(959)

Net cash flows used in investing activities	(26,838)	(31,127)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(91,547)	(90,613)
Cash dividends paid	(16,883)	(13,740)
Decrease in notes payable and other indebtedness	(17)	(11)
Excess tax benefits from stock-based compensation	7,674	18,674
Proceeds from exercises of stock options	14,479	28,716

Net cash flows used in financing activities	(86,294)	(56,974)

Effect of exchange rate changes on cash and cash equivalents	1,866	1,144

Net increase in cash and cash equivalents	2,423	14,294
Cash and cash equivalents at beginning of period	447,479	458,358

Cash and cash equivalents at end of period	$449,902	$472,652

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$133	$118
Income taxes, net of refunds	$15,349	$15,799
Purchase of goodwill and other intangible assets and other assets:
Assets acquired
Goodwill and other intangible assets	$—	$7,248
Other assets	—	2,398
Liabilities incurred
Notes payable and other contracts	—	(1,524)
Other liabilities	—	(2,266)

Cash paid, net of cash acquired	$—	$5,856

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2007

Note A—Summary of Significant Accounting Policies

Nature of Operations. Robert Half International Inc. (the “Company”) provides specialized staffing and risk consulting services through such divisions as Accountemps®, Robert Half® Finance & Accounting, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group®, and Protiviti®. The Company, through its Accountemps, Robert Half Finance & Accounting, and Robert Half Management Resources divisions, is a specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OfficeTeam specializes in highly skilled temporary administrative support personnel. Robert Half Technology provides information technology professionals. Robert Half Legal provides temporary, project, and full-time staffing of attorneys and specialized support personnel within law firms and corporate legal departments. The Creative Group provides project staffing in the advertising, marketing, and web design fields. Protiviti provides business and technology risk consulting and internal audit services. Protiviti, which primarily employs risk consulting and internal audit professionals formerly associated with major accounting firms, is a wholly-owned subsidiary of the Company. Revenues are predominantly derived from specialized staffing services. The Company operates in North America, South America, Europe, Asia and Australia. The Company is a Delaware corporation.

Basis of Presentation. The unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). The comparative year-end condensed consolidated statement of financial position data presented was derived from audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the periods presented have been included. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2006, included in the annual report on Form 10-K. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for a full year.

Principles of Consolidation. The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany balances have been eliminated.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of March 31, 2007, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses and income and other taxes.

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

March 31, 2007

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

Income Tax Assets and Liabilities. In establishing its deferred income tax assets and liabilities, the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2007

Note A—Summary of Significant Accounting Policies (Continued)

its operations. Deferred tax assets and liabilities are measured and recorded using current enacted tax rates, which the Company expects will apply to taxable income in the years in which those temporary differences are recovered or settled. The likelihood of a material change in the Company’s expected realization of these assets is dependent on future taxable income, its ability to use foreign tax credit carryforwards and carrybacks, final U.S. and foreign tax settlements, and the effectiveness of its tax planning strategies in the various relevant jurisdictions.

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

Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. The Company capitalized approximately $3.8 million and $1.0 million of internal-use software development costs for the three months ended March 31, 2007 and 2006, respectively.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2007

Note B—New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The Company is in the process of analyzing the impact of SFAS 159.

Note C—Deferred Income Taxes and Other Current Assets

Deferred income taxes and other current assets consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Deferred income taxes	$40,354	$55,066
Deposits in trusts for employee benefits and retirement plans	40,968	38,229
Other	42,670	39,757

	$123,992	$133,052

Note D—Goodwill and Other Intangible Assets, Net

The following table sets forth the activity in goodwill and other intangible assets from December 31, 2006 through March 31, 2007 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balance as of December 31, 2006	$177,125	$1,540	$178,665
Translation adjustments	155	2	157
Amortization of intangible assets	—	(275)	(275)

Balance as of March 31, 2007	$177,280	$1,267	$178,547

The estimated remaining amortization expense is $0.7 million for 2007, and $0.6 million thereafter.

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Computer hardware	$136,609	$131,591
Computer software	220,529	208,683
Furniture and equipment	120,309	118,536
Leasehold improvements	98,291	94,766
Other	15,560	15,955

Property and equipment, cost	591,298	569,531
Accumulated depreciation	(450,964)	(437,450)

Property and equipment, net	$140,334	$132,081

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2007

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Payroll and benefits	$185,710	$173,307
Employee retirement obligations	60,040	59,129
Workers’ compensation	25,870	24,933
Payroll taxes	39,108	36,956

	$310,728	$294,325

Included in employee retirement obligations is $54 million at March 31, 2007 and $53 million at December 31, 2006, related to the Company’s Chief Executive Officer for a deferred compensation plan and other benefits.

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2007

Note G—Commitments and Contingencies (Continued)

conditional certification of their federal claims in which they seek to represent a class of salaried employees who worked for the Company in any state other than California within three years before the original complaint was filed and seeking permission to mail class members a notice regarding their right to opt into the case as Plaintiffs. The Company has opposed that motion, and the Court has not yet issued a ruling. Because the litigation is at an early stage, it is not feasible to predict its outcome or a range of loss, should a loss occur. Accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

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

On March 28, 2006, Plaintiffs Maria Pellegrino, Nadia Balici, Carolyn Cox, Kelli Maresch, Jennifer McCasland and James Rossetto, all former, salaried Account Executives based in California, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that Plaintiffs were misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees. Plaintiffs also seek an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of the Plaintiff employees as exempt employees. On March 13, 2007, the Plaintiffs filed an amended complaint dropping their cause of action for “unfair competition” under the California Business & Professions Code which sought restitutionary damages of unpaid wages for themselves and “all similarly situated employees” as well as recovery of Plaintiffs’ attorneys fees, and added causes of action to recover allegedly unpaid bonuses on behalf of three of the Plaintiffs. The trial date has been continued to September 10, 2007. On April 20, 2007, one of the Plaintiffs filed a motion for summary judgment. A hearing date for the motion has been scheduled for July 6, 2007. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On May 4, 2006, Plaintiff Don Tran, on behalf of himself and a putative class of salaried Consultants, and a sub-class of terminated salaried Consultants, filed a complaint in California Superior Court naming Protiviti Inc., a wholly-owned subsidiary of the Company (“Protiviti”), as Defendant. The complaint alleges that salaried

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2007

Note G—Commitments and Contingencies (Continued)

consultants based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees. Plaintiff also seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. The complaint further seeks damages and penalties for the failure to provide meal and rest periods, and for the failure to reimburse business expenses, including, without limitation, parking and cellular telephone expenses. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. Protiviti believes it has meritorious defenses to the allegations, and Protiviti intends to continue to vigorously defend against the litigation.

The Company is involved in a number of other lawsuits arising in the ordinary course of business. While management does not expect any of these matters to have a material adverse effect on the Company’s results of operations, financial position or cash flows, litigation is subject to certain inherent uncertainties.

Note H—Income Taxes

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the adoption of FIN 48, the Company recognized a $1.7 million increase in the liability for unrecognized gross tax benefits, which was accounted for as a decrease to retained earnings on January 1, 2007.

As of March 31 and January 1, 2007, the Company’s liability for unrecognized gross tax benefits totaled $13.7 million and $12.7 million, respectively, all of which, if ultimately recognized, would favorably impact the effective tax rate in future periods, net of federal tax benefit. The Company believes it is reasonably possible that the settlement of certain tax uncertainties could occur within the next twelve months; accordingly, $9.7 million of the unrecognized gross tax benefit has been classified as a current liability as of March 31, 2007. This amount primarily represents unrecognized tax benefits comprised of items related to assessed state income tax audits, as well as state and federal settlement negotiations currently in progress.

The Company’s major income tax jurisdictions are the United States and Canada. For U.S. federal income tax, the Company remains subject to examination for 2002 and subsequent years. For major U.S. states, with few exceptions, the Company remains subject to examination for 1999 and subsequent years. For Canada, the Company remains subject to examination for 2002 and subsequent years.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31 and January 1, 2007, accrued interest and penalties totaled $5.4 million and $4.6 million, respectively. These amounts are recorded as components of the unrecognized gross tax benefit amounts noted above.

Note I—Stockholders’ Equity

Stock Repurchase Program. As of March 31, 2007, the Company is authorized to repurchase, from time to time, up to 9.3 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the three months ended March 31, 2007 and

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2007

Note I—Stockholders’ Equity (Continued)

2006, the Company repurchased approximately 2.0 million and 1.2 million shares of common stock on the open market for a total cost of $77 million and $44 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the three months ended March 31, 2007 and 2006, such repurchases totaled approximately 0.4 million and 1.3 million shares at a cost of $15 million and $47 million, respectively. Repurchases of securities have been funded with cash generated from operations.

Repurchases of shares are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus. As a result, the Company had no retained earnings as of March 31, 2007.

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for the three months ended March 31, 2007 and 2006 (consisting of stock option exercises and the purchase of shares for the treasury) is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.

Note J—Stock Plans

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R). Under SFAS 123(R), the Company determines the fair value of stock options using the Black-Scholes valuation model. SFAS 123(R) requires the Company to recognize expense over the service period for options that are expected to vest and record adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates.

Options currently outstanding under the plans have an exercise price equal to the fair market value of the Company’s common stock at the date of grant and consist of non-statutory stock options under the Internal Revenue Code, and generally have a term of 10 years.

Recipients of restricted stock do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. Recipients of stock units do not pay any cash consideration for the units, do not have the right to vote and do not receive dividends with respect to such units. Compensation expense for restricted stock and stock units is generally recognized on a straight-line basis over the vesting period, based on the stock’s fair market value on the grant date.

Compensation cost for all restricted stock and stock units is based on the fair market value of the Company’s stock on the date of grant and is recognized over the service period. SFAS 123(R) requires that the Company recognize compensation expense for only the portion of restricted stock and stock units that is expected to vest. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

For purposes of calculating stock-based compensation expense for retirement-eligible employees, the service period is assumed to be met on the grant date or retirement-eligible date, whichever is later.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2007

Note K—Net Income Per Share

The calculation of net income per share for the three months ended March 31, 2007 and 2006 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
Net Income	$70,707	$65,503
Basic:
Weighted average shares	163,841	167,390

Diluted:
Weighted average shares	163,841	167,390
Potentially dilutive shares	5,042	6,584

Diluted shares	168,883	173,974

Net Income Per Share:
Basic	$.43	$.39
Diluted	$.42	$.38

The weighted average diluted common shares outstanding for the three months ended March 31, 2007 and 2006 excludes the dilutive effect of approximately 0.8 million and 0.4 million options, restricted stock and stock units, respectively. Employee stock options will have a dilutive effect under the treasury method only when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds. Under the treasury method, exercise proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in capital surplus, if the options were exercised and the restricted stock and stock units had vested. The computation of potentially dilutive shares also included unvested restricted stock and stock units.

Note L—Business Segments

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2007

Note L—Business Segments (Continued)

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results (in thousands):

	Three Months Ended March 31,
	2007	2006
Net service revenues
Temporary and consultant staffing	$868,357	$746,769
Permanent placement staffing	98,686	75,484
Risk consulting and internal audit services	130,382	121,671

	$1,097,425	$943,924

Operating income
Temporary and consultant staffing	$87,797	$76,833
Permanent placement staffing	20,112	16,900
Risk consulting and internal audit services	4,441	11,989

	112,350	105,722
Amortization of intangible assets	274	146
Interest income, net	(4,017)	(3,497)

Income before income taxes	$116,093	$109,073

Note M—Subsequent Events

On May 3, 2007, the Company announced a quarterly dividend of $0.10 per share to be paid to all shareholders of record on May 25, 2007. The dividend will be paid on June 15, 2007.

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

Accounts Receivable Allowances. The Company maintains allowances for estimated losses resulting from (i) the inability of its customers to make required payments, (ii) temporary placement sales adjustments, and (iii) permanent placement candidates not remaining with the client through the 90-day guarantee period, commonly referred to as “fall offs”. The Company establishes these allowances based on its review of customers’ credit profiles, historical loss statistics and current trends. The adequacy of these allowances is reviewed each reporting period. Historically, the Company’s actual losses and credits have been consistent with these allowances. As a percentage of gross accounts receivable, the Company’s accounts receivable allowances totaled 4.1% as of March 31, 2007 and December 31, 2006. As of March 31, 2007, a five-percentage point deviation in the Company’s accounts receivable allowances balance would have resulted in an increase or decrease in the allowance of $1.2 million. Although future results cannot always be predicted by extrapolating past results, management believes that it is reasonably likely that future results will be consistent with historical trends and experience. However, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or if unexpected events or significant future changes in trends were to occur, additional allowances may be required.

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

The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. In relation to actual net operating losses in certain foreign operations, valuation allowances of $12.4 million were recorded as of March 31, 2007. If such losses are ultimately utilized to offset future operating income, the Company will benefit its deferred tax assets up to the full amount of the valuation reserve.

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

Workers’ Compensation. Except for states which require participation in state-operated insurance funds, the Company retains the economic burden for the first $0.5 million per occurrence in workers’ compensation claims. Workers’ compensation includes ongoing healthcare and indemnity coverage for claims and may be paid over numerous years following the date of injury. Claims in excess of $0.5 million are insured. Workers’ compensation expense includes the insurance premiums for claims in excess of $0.5 million, claims administration fees charged by the Company’s workers’ compensation administrator, premiums paid to state-operated insurance funds, and an estimate for the Company’s liability for Incurred But Not Reported (“IBNR”) claims and for the ongoing development of existing claims. Total workers’ compensation expense was $3.0 million and $4.8 million, representing 0.4% and 0.6% of applicable U.S. revenue for the three months ended March 31, 2007 and 2006, respectively.

The accrual for IBNR claims and for the ongoing development of existing claims in each reporting period includes estimates. The Company has established reserves for workers’ compensation claims using loss development rates which are estimated using periodic third party actuarial valuations based upon historical loss statistics which include the Company’s historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future results. Based on the Company’s results for the three months ended March 31, 2007, a five-percentage point deviation in the Company’s estimated loss development rates would have resulted in an increase or decrease in the allowance of $0.1 million.

Stock-based Compensation. Under various stock plans, officers, employees and outside directors have received or may receive grants of restricted stock, stock units, stock appreciation rights or options to purchase common stock. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires the Company to recognize compensation expense for only the portion of restricted stock and stock units that is expected to vest, rather than record forfeitures when they occur. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. For the three months ended March 31, 2007, compensation expense related to restricted stock and stock units was $12.3 million, of which $3.8 million was related to grants made in 2007. A one-percentage point deviation in the estimated forfeiture rates would have resulted in a $0.1 million increase or decrease in compensation expense related to restricted stock and stock units for the three months ended March 31, 2007.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The Company is in the process of analyzing the impact of SFAS 159.

Results of Operations for the Three Months Ended March 31, 2007 and 2006

Temporary and consultant staffing services revenues were $868 million and $747 million for the three months ended March 31, 2007 and 2006, respectively, increasing by 16% during the three months ended March 31, 2007 compared to the same period in 2006. Permanent placement revenues were $99 million and $75 million for the three months ended March 31, 2007 and 2006, respectively, increasing by 31% during the three months ended March 31, 2007 compared to the same period in 2006. Improvement in the U.S. labor markets contributed to the increase in temporary and permanent staffing services revenues for the three months ended March 31, 2007. Risk consulting and internal audit services revenues were $130 million and $122 million for the three months ended March 31, 2007 and 2006, respectively, increasing by 7% during the three months ended March 31, 2007 compared to the same period in 2006. The 2007 increase in risk consulting and internal audit services revenues is primarily due to higher international revenues, particularly in Asia. There can be no assurances that there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services, or that future results can be reliably predicted by considering past trends or extrapolating past results. We expect total Company revenues to continue to be impacted by general macroeconomic conditions in 2007.

The Company’s temporary and permanent staffing services business has more than 350 offices in 42 states, the District of Columbia and 17 foreign countries, while Protiviti has more than 55 offices in 22 states and 14 foreign countries. Revenues from foreign operations represented 23% and 20% of revenues for the three months ended March 31, 2007 and 2006, respectively.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees.

Gross margin dollars from permanent placement staffing services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services were $320 million and $275 million for the three months ended March 31, 2007 and 2006, respectively, increasing by 17% during the three months ended March 31, 2007 compared to the same period in 2006. Gross margin amounts equaled 37% of revenues for temporary and consultant staffing services for both the three months ended March 31, 2007 and 2006.

Gross margin dollars for the Company’s permanent placement staffing division were $99 million and $75 million for the three months ended March 31, 2007 and 2006, respectively, increasing by 31% during the three months ended March 31, 2007 compared to the same period in 2006. Gross margin dollars for the Company’s risk consulting and internal audit division were $42 million and $43 million for the three months ended March 31, 2007 and 2006, respectively, decreasing by 4% in 2007. Gross margin amounts equaled 32% and 35% of revenues for risk consulting and internal audit services for the three months ended March 31, 2007 and 2006, respectively. The 2007 decrease in gross margin percentage is primarily the result of lower utilization of the professional staff in the United States as well as the addition of professional staff related to the expansion of international operations.

Selling, general and administrative expenses were $348 million in the three months ended March 31, 2007, compared to $287 million in the same period in 2006. Selling, general and administrative expenses as a percentage of revenues were 32% and 30% for the three months ended March 31, 2007 and 2006, respectively. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The higher mix of permanent placement activities and the continuing additions to professional staff all contributed to the higher percentage of 2007 selling, general and administrative expenses.

For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company’s annual goodwill impairment analysis, which is not expected to have a material effect on the financial statements, will be performed in the second quarter. Net intangible assets, consisting primarily of goodwill, represented 12% of total assets and 17% of total stockholders’ equity at March 31, 2007.

Interest income for the three months ended March 31, 2007 and 2006 was $5.1 million and $4.1 million, respectively. The higher 2007 interest income resulted from higher interest rates offset by slightly lower average cash balances. Interest expense for the three months ended March 31, 2007 and 2006 was $1.1 million and $0.6 million, respectively.

The provision for income taxes was 39% and 40% of income before taxes for the three months ended March 31, 2007 and 2006, respectively. The lower 2007 provision percentage is primarily the result of various federal income tax credits.

Liquidity and Capital Resources

The change in the Company’s liquidity during the three months ended March 31, 2007 and 2006 is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock, payment of dividends and principal payments on outstanding notes payable.

Cash, and cash equivalents were $450 million and $473 million at March 31, 2007 and 2006, respectively. Operating activities provided $114 million during the three months ended March 31, 2007, partially offset by $27 million and $86 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $101 million during the three months ended March 31, 2006, partially offset by $31 million and $57 million of net cash used in investing activities and financing activities, respectively.

Operating activities—Net cash provided by operating activities for the three months ended March 31, 2007 was composed of net income of $71 million adjusted for non-cash items of $42 million, and net cash provided by changes in working capital of $1 million. Net cash provided by operating activities for the three months ended March 31, 2006 was composed of net income of $65 million adjusted for non-cash items of $21 million, and net cash provided by changes in working capital of $15 million.

Investing activities—Cash used in investing activities for the three months ended March 31, 2007 was $27 million. This was primarily composed of capital expenditures of $24 million and deposits to trusts for employee benefits and retirement plans of $3 million. Cash used in investing activities for the three months ended March 31, 2006 was $31 million. This was primarily composed of capital expenditures of $24 million and purchases of goodwill and other assets of $6 million.

Financing activities—Cash used in financing activities for the three months ended March 31, 2007 was $86 million. This included repurchases of $92 million in common stock and $17 million in cash dividends to stockholders, partially offset by proceeds of $15 million from exercises of stock options and the excess tax benefits from stock-based compensation of $8 million. Cash used in financing activities for the three months ended March 31, 2006 was $57 million. This included repurchases of $91 million in common stock and $14 million in cash dividends to stockholders, partially offset by proceeds of $29 million from exercises of stock options and the excess tax benefits from stock-based compensation of $19 million.

As of March 31, 2007, the Company is authorized to repurchase, from time to time, up to 9.3 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the three months ended March 31, 2007 and 2006, the Company repurchased approximately 2.0 million and 1.2 million shares of common stock on the open market for a total cost of $77 million and $44 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the three months ended March 31, 2007 and 2006, such repurchases totaled approximately 0.4 million and 1.3 million shares at a cost of $15 million and $47 million, respectively. Repurchases of securities have been funded with cash generated from operations.

The Company’s working capital at March 31, 2007 included $450 million in cash and cash equivalents. The Company’s working capital requirements relate primarily to accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short- and long-term basis.

On May 3, 2007, the Company announced a quarterly dividend of $0.10 per share to be paid to all shareholders of record on May 25, 2007. The dividend will be paid on June 15, 2007.

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

For the three months ended March 31, 2007, approximately 23% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, and Euro, have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

There have been no material developments with regard to the legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

Item 1A.	Risk Factors

There have been no material changes with regard to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (d)
January 1, 2007 to January 31, 2007	257,182	(a)	$39.20	—	11,373,246
February 1, 2007 to February 28, 2007	408,823	(b)	$39.92	300,000	11,073,246
March 1, 2007 to March 31, 2007	1,735,474	(c)	$37.54	1,731,800	9,341,446

Total January 1, 2007 to March 31, 2007	2,401,479			2,031,800

(a)	Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(b)	Includes 108,823 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(c)	Includes 3,674 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(d)	Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 58,000,000 shares have been authorized for repurchase of which 48,658,554 shares have been repurchased as of March 31, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

3.2	By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: May 4, 2007