Form 10-Q
period 2007-06-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2007-08-06
CIK 315213

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2007:

163,936,180 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL	STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in thousands, except share amounts)

	June 30, 2007	December 31, 2006

ASSETS

Cash and cash equivalents	$389,600	$447,479
Accounts receivable, less allowances of $25,015 and $22,495	591,573	531,824
Deferred income taxes and other current assets	136,413	133,052

Total current assets	1,117,586	1,112,355
Goodwill and other intangible assets, net	195,497	178,665
Property and equipment, net	146,997	132,081
Deferred income taxes	37,820	35,920

Total assets	$1,497,900	$1,459,021

LIABILITIES

Accounts payable and accrued expenses	$116,053	$99,484
Accrued payroll costs and retirement obligations	346,630	294,325
Income taxes payable	13,289	8,568
Current portion of notes payable and other indebtedness	361	363

Total current liabilities	476,333	402,740
Notes payable and other indebtedness, less current portion	3,663	3,831
Other liabilities	12,341	9,779

Total liabilities	492,337	416,350

Commitments and Contingencies (Note G)

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 163,916,837 and 167,847,849 shares	164	168
Capital surplus	953,014	1,003,926
Deferred compensation	—	—
Accumulated other comprehensive income	52,385	38,577
Retained earnings	—	—

Total stockholders’ equity	1,005,563	1,042,671

Total liabilities and stockholders’ equity	$1,497,900	$1,459,021

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net service revenues	$1,149,128	$981,825	$2,246,553	$1,925,749
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for temporary and risk consulting employees	656,443	563,823	1,293,139	1,114,543

Gross margin	492,685	418,002	953,414	811,206
Selling, general and administrative expenses	374,636	308,173	723,015	595,655
Amortization of intangible assets	818	228	1,092	374
Interest income, net	(3,073)	(4,129)	(7,090)	(7,626)

Income before income taxes	120,304	113,730	236,397	222,803
Provision for income taxes	47,578	45,075	92,964	88,645

Net income	$72,726	$68,655	$143,433	$134,158

Basic net income per share	$.45	$.41	$.88	$.80
Diluted net income per share	$.44	$.39	$.86	$.77

Shares:
Basic	160,781	167,799	162,302	167,595
Diluted	164,770	174,096	166,818	174,036

Cash dividends declared per share	$0.10	$.08	$.20	$.16

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share amounts)

	Six Months Ended June 30,
	2007	2006
COMMON STOCK—SHARES:
Balance at beginning of period	167,848	170,682
Net issuances of restricted stock	850	747
Repurchases of common stock	(7,071)	(4,297)
Exercises of stock options	2,290	4,180

Balance at end of period	163,917	171,312

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$168	$171
Net issuances of restricted stock	1	1
Repurchases of common stock	(7)	(5)
Exercises of stock options	2	4

Balance at end of period	$164	$171

CAPITAL SURPLUS:
Balance at beginning of period	$1,003,926	$875,843
Net issuances, and other changes to, restricted stock—excess over par value	(1)	—
Net issuances of restricted stock at par value	—	(1)
Repurchases of common stock—excess over par value	(143,580)	—
Stock-based compensation expense—restricted stock and stock units	25,431	19,290
Stock-based compensation expense—stock options	5,117	9,944
Exercises of stock options—excess over par value	43,186	66,142
Tax impact of equity incentive plans	18,935	40,732
Reclassification of deferred compensation	—	(86,178)

Balance at end of period	$953,014	$925,772

DEFERRED COMPENSATION:
Balance at beginning of period	$—	$(86,178)
Reclassification of deferred compensation	—	86,178

Balance at end of period	$—	$—

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$38,577	$24,987
Translation adjustments, net of tax	13,808	13,911

Balance at end of period	$52,385	$38,898

RETAINED EARNINGS:
Balance at beginning of period	$—	$156,050
Repurchases of common stock—excess over par value	(108,470)	(164,862)
Cumulative impact from adoption of FASB Interpretation No. 48	(1,709)	—
Cash dividends ($.20 per share and $.16 per share)	(33,254)	(27,544)
Net income	143,433	134,158

Balance at end of period	$—	$97,802

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$143,433	$134,158
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,092	374
Depreciation expense	33,250	29,801
Stock-based compensation expense—restricted stock and stock units	25,431	19,290
Stock-based compensation expense—stock options	5,117	9,944
Excess tax benefits from stock-based compensation	(13,329)	(30,980)
Provision for deferred income taxes	8,303	466
Provision for doubtful accounts	4,933	4,631
Changes in assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(55,653)	(54,602)
Increase in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	65,366	47,837
Increase in income taxes payable	23,605	52,398
Change in other assets, net of change in other liabilities	(7,434)	(5,882)

Net cash flows provided by operating activities	234,114	207,435

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of goodwill and other intangible assets and other assets	(19,477)	(5,856)
Capital expenditures	(46,383)	(43,514)
Increase in trusts for employee benefits and retirement plans	(6,963)	(995)

Net cash flows used in investing activities	(72,823)	(50,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(252,057)	(164,867)
Cash dividends paid	(33,254)	(27,544)
Decrease in notes payable and other indebtedness	(312)	(316)
Excess tax benefits from stock-based compensation	13,329	30,980
Proceeds from exercises of stock options	43,188	66,146

Net cash flows used in financing activities	(229,106)	(95,601)

Effect of exchange rate changes on cash and cash equivalents	9,936	8,630

Net (decrease) increase in cash and cash equivalents	(57,879)	70,099
Cash and cash equivalents at beginning of period	447,479	458,358

Cash and cash equivalents at end of period	$389,600	$528,457

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$258	$248
Income taxes, net of refunds	$56,113	$32,566
Purchase of goodwill and other intangible assets and other assets:
Assets acquired
Goodwill and other intangible assets	$16,870	$7,218
Other assets	3,002	2,398
Liabilities incurred
Notes payable and other contracts	—	(1,524)
Other liabilities	(395)	(2,236)

Cash paid, net of cash acquired	$19,477	$5,856

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2007

Note A—Summary of Significant Accounting Policies

Nature of Operations. Robert Half International Inc. (the “Company”) provides specialized staffing and risk consulting services through such divisions as Accountemps®, Robert Half® Finance & Accounting, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group®, and Protiviti®. The Company, through its Accountemps, Robert Half Finance & Accounting, and Robert Half Management Resources divisions, is a specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OfficeTeam specializes in highly skilled temporary administrative support personnel. Robert Half Technology provides information technology professionals. Robert Half Legal provides temporary, project, and full-time staffing of attorneys and specialized support personnel within law firms and corporate legal departments. The Creative Group provides project staffing in the advertising, marketing, and web design fields. Protiviti provides business and technology risk consulting and internal audit services, and is a wholly-owned subsidiary of the Company. Revenues are predominantly derived from specialized staffing services. The Company operates in North America, South America, Europe, Asia and Australia. The Company is a Delaware corporation.

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

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of June 30, 2007, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, and income and other taxes.

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

June 30, 2007

Note A—Summary of Significant Accounting Policies (Continued)

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

Comprehensive Income. Comprehensive income includes net income and certain other items that are recorded directly to Stockholders’ Equity. The Company’s only source of other comprehensive income is foreign currency translation adjustments. The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$72,726	$68,655	$143,433	$134,158
Translation adjustments, net of tax	10,846	12,424	13,808	13,911

Total comprehensive income	$83,572	$81,079	$157,241	$148,069

Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity at the date of purchase of three months or less as cash equivalents.

Goodwill and Intangible Assets. Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment analysis during the three months ended June 30, 2007, and determined that no adjustment to the carrying value of goodwill was required.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2007

Note A—Summary of Significant Accounting Policies (Continued)

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

June 30, 2007

Note A—Summary of Significant Accounting Policies (Continued)

Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. The Company capitalized approximately $5.8 million and $2.9 million of internal-use software development costs for the six months ended June 30, 2007 and 2006, respectively.

Note B—New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its Financial Statements.

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 is effective as of January 1, 2008. The Company is in the process of analyzing the impact of EITF 06-11 on its Financial Statements.

Note C—Deferred Income Taxes and Other Current Assets

Deferred income taxes and other current assets consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Deferred income taxes	$44,883	$55,066
Deposits in trusts for employee benefits and retirement plans	45,192	38,229
Other	46,338	39,757

	$136,413	$133,052

Note D—Goodwill and Other Intangible Assets, Net

The following table sets forth the activity in goodwill and other intangible assets from December 31, 2006 through June 30, 2007 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balance as of December 31, 2006	$177,125	$1,540	$178,665
Purchase of intangible assets	11,770	5,100	16,870
Translation adjustments	1,034	20	1,054
Amortization of intangible assets	—	(1,092)	(1,092)

Balance as of June 30, 2007	$189,929	$5,568	$195,497

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2007

Note D—Goodwill and Other Intangible Assets, Net (Continued)

The estimated remaining amortization expense is $1.5 million for 2007, $2.4 million for 2008, $1.3 million for 2009 and $0.4 million thereafter.

On April 3, 2007 the Company, through its wholly-owned subsidiary Protiviti, acquired PENTA Advisory Services, LLC (“PENTA”). PENTA, which has offices in Baltimore, Maryland and Richmond, Virginia, provides restructuring and insolvency services; litigation services; and bankruptcy-related tax, accounting and administrative services. As part of the purchase, the Company recorded goodwill of $11.8 million and identifiable intangible assets of $5.1 million, which will be amortized over periods of two to three years.

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Computer hardware	$143,280	$131,591
Computer software	228,603	208,683
Furniture and equipment	123,648	118,536
Leasehold improvements	103,895	94,766
Other	15,549	15,955

Property and equipment, cost	614,975	569,531
Accumulated depreciation	(467,978)	(437,450)

Property and equipment, net	$146,997	$132,081

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Payroll and benefits	$222,850	$173,307
Employee retirement obligations	60,980	59,129
Workers’ compensation	26,065	24,933
Payroll taxes	36,735	36,956

	$346,630	$294,325

Included in employee retirement obligations is $55 million at June 30, 2007 and $53 million at December 31, 2006, related to the Company’s Chief Executive Officer for a deferred compensation plan and other benefits.

Note G—Commitments and Contingencies

On September 10, 2004, Plaintiff Mark Laffitte, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees. In addition, the Plaintiff seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. On June 22, 2006, the Court heard cross-motions concerning class certification. On September 18, 2006, the Court issued an order certifying a class with respect to claims for alleged unpaid overtime pay but denied certification with

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2007

Note G—Commitments and Contingencies (Continued)

respect to claims relating to meal periods and rest time breaks. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On December 6, 2004, Plaintiffs Ian O’Donnell and David Jolicoeur, on behalf of themselves and a putative class of salaried Staffing Managers, Account Executives and Account Managers, filed a complaint in Massachusetts Superior Court naming the Company and one of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Staffing Managers, Account Executives and Account Managers based in Massachusetts within the past two years have been misclassified under Massachusetts law as exempt employees and seeks an unspecified amount equal to three times their unpaid overtime compensation alleged to be due to them had they been paid as non-exempt, hourly employees, plus costs and legal fees. The complaint also makes similar allegations under the U.S. Fair Labor Standards Act on behalf of all Staffing Managers, Account Executives and Account Managers employed in any state other than Massachusetts and California within the past three years and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees, plus an equal amount as liquidated damages. The case has been removed to the United States District Court for the District of Massachusetts. On March 30, 2006, the Court allowed Plaintiffs to amend their complaint to add claims that the Company failed to pay its exempt employees on a “salary basis” as required by Massachusetts and federal law, but denied Plaintiffs’ first motion seeking conditional certification of their federal claims as a collective action on behalf of a group of Staffing Managers, Account Executives and Account Managers. The Plaintiffs later filed a second motion for conditional certification, which the Court denied on May 10, 2007. The Plaintiffs have filed a motion for reconsideration of such ruling, which the Company has opposed. The parties have also filed cross-motions for summary judgment on Plaintiffs’ salary basis claims, which motions are still pending. Finally, Plaintiffs filed a motion seeking certification, based on their state law salary basis claims, of a class of salaried Massachusetts employees. The Company has asked the Court to stay its decision on the motion for certification of state law claims pending resolution of the summary judgment motions. At this stage of the litigation, it is not feasible to predict its outcome or a range of loss, should a loss occur. Accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On August 9, 2005, Plaintiff Lizette Greene, on behalf of herself and a putative class of salaried “inside sales persons,” filed a complaint in United States District Court for the Northern District of California naming the Company and three of its wholly owned subsidiaries as Defendants. On December 1, 2005, the Plaintiff amended the Complaint. The Amended Complaint alleges that purported “inside sales persons” based in California have been misclassified under federal law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees. In addition, the Plaintiff also makes two claims under the California Private Attorney Generals Act seeking an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. Plaintiff also makes a claim under California Business and Professions Code § 17200 for a putative nation wide class of purported “inside sales persons.” On December 22, 2006, the Plaintiff filed a motion for conditional certification of their federal claims in which they seek to represent a class of salaried employees who worked for the Company and certain of its subsidiaries in California within three years before the complaint was filed and seeking permission to mail class members a notice regarding their right to opt into the case as plaintiffs. On June 7, 2007, the Court stayed this litigation pending resolution of the Lafitte

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2007

Note G—Commitments and Contingencies (Continued)

action described in the first paragraph of this Note G. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

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

The Company’s Form 10-Q for the quarter ended March 31, 2007 (“First Quarter 10-Q”) and the Company’s Form 10-K for the year ended December 31, 2006, contained disclosure regarding a complaint filed on March 28, 2006, by Plaintiffs Maria Pellegrino, Nadia Balici, Carolyn Cox, Kelli Maresch, Jennifer McCasland and James Rossetto. As disclosed in the First Quarter 10-Q, the Plaintiffs filed an amended complaint on March 13, 2007, dropping their cause of action for “unfair competition” under the California Business and Professions Code, which cause of action had sought restitutionary damages for themselves and “all similarly situated persons” and recovery of attorney fees. Because the case now only concerns these six individuals and no longer includes any class or representative allegations, the Company believes that the litigation is not a material pending legal proceeding. Accordingly, the Company does not presently intend to make disclosures regarding this case in its future Securities and Exchange Commission filings.

The Company is involved in a number of other lawsuits arising in the ordinary course of business. While management does not expect any of these other matters to have a material adverse effect on the Company’s results of operations, financial position or cash flows, litigation is subject to certain inherent uncertainties.

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

As of June 30 and January 1, 2007, the Company’s liability for unrecognized gross tax benefits totaled $10.0 million and $12.7 million, respectively, all of which, if ultimately recognized, would favorably impact the effective tax rate in future periods, net of federal tax benefit. The Company believes it is reasonably possible that

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2007

Note H—Income Taxes (Continued)

the settlement of certain tax uncertainties could occur within the next twelve months; accordingly, $6.5 million of the unrecognized gross tax benefit has been classified as a current liability as of June 30, 2007. This amount primarily represents unrecognized tax benefits comprised of items related to assessed state income tax audits, as well as state and federal settlement negotiations currently in progress.

The Company’s major income tax jurisdictions are the United States and Canada. For U.S. federal income tax, the Company remains subject to examination for 2002 and subsequent years. For major U.S. states, with few exceptions, the Company remains subject to examination for 2000 and subsequent years. For Canada, the Company remains subject to examination for 2002 and subsequent years.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30 and January 1, 2007, accrued interest and penalties totaled $4.1 million and $4.6 million, respectively. These amounts are recorded as components of the unrecognized gross tax benefit amounts noted above.

Note I—Stockholders’ Equity

Stock Repurchase Program. As of June 30, 2007, the Company is authorized to repurchase, from time to time, up to 5.7 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the six months ended June 30, 2007 and 2006, the Company repurchased approximately 5.7 million and 2.4 million shares of common stock on the open market for a total cost of $202 million and $90 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the six months ended June 30, 2007 and 2006, such repurchases totaled approximately 1.4 million and 1.9 million shares at a cost of $50 million and $75 million, respectively. Repurchases of securities have been funded with cash generated from operations.

Repurchases of shares are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus. As a result, the Company had no retained earnings as of June 30, 2007.

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for the six months ended June 30, 2007 and 2006 (consisting of stock option exercises and the purchase of shares for the treasury) is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.

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

June 30, 2007

Note J—Stock Plans (Continued)

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

Note K—Net Income Per Share

The calculation of net income per share for the three and six months ended June 30, 2007 and 2006 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$72,726	$68,655	$143,433	$134,158
Basic:
Weighted average shares	160,781	167,799	162,302	167,595

Diluted:
Weighted average shares	160,781	167,799	162,302	167,595
Potentially dilutive shares	3,989	6,297	4,516	6,441

Diluted shares	164,770	174,096	166,818	174,036

Net Income Per Share:
Basic	$.45	$.41	$.88	$.80
Diluted	$.44	$.39	$.86	$.77

The weighted average diluted common shares outstanding for the three months ended June 30, 2007 and 2006 excludes the dilutive effect of approximately 1.4 million and 0.1 million options, restricted stock and stock units, respectively. The weighted average diluted common shares outstanding for the six months ended June 30, 2007 and 2006 excludes the dilutive effect of approximately 0.5 million and 0.1 million options, restricted stock and stock units, respectively. Employee stock options will have a dilutive effect under the treasury method only

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2007

Note K—Net Income Per Share (Continued)

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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net service revenues
Temporary and consultant staffing	$903,841	$768,355	$1,772,198	$1,515,124
Permanent placement staffing	115,023	85,552	213,709	161,036
Risk consulting and internal audit services	130,264	127,918	260,646	249,589

	$1,149,128	$981,825	$2,246,553	$1,925,749

Operating income
Temporary and consultant staffing	$90,659	$76,321	$178,456	$153,154
Permanent placement staffing	23,829	20,556	43,941	37,456
Risk consulting and internal audit services	3,561	12,952	8,002	24,941

	118,049	109,829	230,399	215,551
Amortization of intangible assets	818	228	1,092	374
Interest income, net	(3,073)	(4,129)	(7,090)	(7,626)

Income before income taxes	$120,304	$113,730	$236,397	$222,803

Note M—Subsequent Events

On July 31, 2007, the Company announced a quarterly dividend of $.10 per share to be paid to all shareholders of record on August 24, 2007. The dividend will be paid on September 14, 2007.

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

Accounts Receivable Allowances. The Company maintains allowances for estimated losses resulting from (i) the inability of its customers to make required payments, (ii) temporary placement sales adjustments, and (iii) permanent placement candidates not remaining with the client through the 90-day guarantee period, commonly referred to as “fall offs”. The Company establishes these allowances based on its review of customers’ credit profiles, historical loss statistics and current trends. The adequacy of these allowances is reviewed each reporting period. Historically, the Company’s actual losses and credits have been consistent with these allowances. As a percentage of gross accounts receivable, the Company’s accounts receivable allowances totaled 4.1% as of June 30, 2007 and December 31, 2006. As of June 30, 2007, a five-percentage point deviation in the Company’s accounts receivable allowances balance would have resulted in an increase or decrease in the allowance of $1.3 million. Although future results cannot always be predicted by extrapolating past results, management believes that it is reasonably likely that future results will be consistent with historical trends and experience. However, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or if unexpected events or significant future changes in trends were to occur, additional allowances may be required.

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

The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. In relation to actual net operating losses in certain foreign operations, valuation allowances of $12.9 million were recorded as of June 30, 2007. If such losses are ultimately utilized to offset future operating income, the Company will benefit its deferred tax assets up to the full amount of the valuation reserve.

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

The goodwill impairment assessment is based upon a discounted cash flow analysis. The estimate of future cash flows is based upon, among other things, a discount rate and certain assumptions about expected future operating performance. The discount rate used by management has been calculated on a consistent basis and has not fluctuated significantly. The primary assumptions related to future operating performance include revenue growth rates and expense levels. These assumptions are updated annually and are primarily based upon historical trends. Although management does not anticipate that these assumptions will change materially in the future, the Company’s estimates of discounted cash flow may differ from actual cash flow due to, among other things, economic conditions, changes to its business model or changes in its operating performance. The Company completed its annual goodwill impairment analysis during the three months ended June 30, 2007, and determined that no adjustment to the carrying value of goodwill was required. Based upon the Company’s most recent goodwill impairment analysis, management believes that unless a reporting unit were to be abandoned, the possibility of goodwill impairment as a result of a change in assumptions is unlikely.

Workers’ Compensation. Except for states which require participation in state-operated insurance funds, the Company retains the economic burden for the first $0.5 million per occurrence in workers’ compensation claims. Workers’ compensation includes ongoing healthcare and indemnity coverage for claims and may be paid over numerous years following the date of injury. Claims in excess of $0.5 million are insured. Workers’ compensation expense includes the insurance premiums for claims in excess of $0.5 million, claims administration fees charged by the Company’s workers’ compensation administrator, premiums paid to state-operated insurance funds, and an estimate for the Company’s liability for Incurred But Not Reported (“IBNR”) claims and for the ongoing development of existing claims. Total workers’ compensation expense was $6.9 million and $6.1 million, representing 0.4% of applicable U.S. revenue for both the six months ended June 30, 2007 and 2006.

The accrual for IBNR claims and for the ongoing development of existing claims in each reporting period includes estimates. The Company has established reserves for workers’ compensation claims using loss development rates which are estimated using periodic third party actuarial valuations based upon historical loss statistics which include the Company’s historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future results. Based on the Company’s results for the six months ended June 30, 2007, a five-percentage point deviation in the Company’s estimated loss development rates would have resulted in an increase or decrease in the allowance of $0.2 million.

Stock-based Compensation. Under various stock plans, officers, employees and outside directors have received or may receive grants of restricted stock, stock units, stock appreciation rights or options to purchase common stock. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires the Company to recognize compensation expense for only the portion of restricted stock and stock units that is expected to vest, rather than record forfeitures when they occur. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. For the three and six months ended June 30, 2007, compensation expense related to restricted stock and stock units was $13.1 million and $25.4 million, respectively, of which $4.7 million and $8.5 million, respectively, related to grants made in 2007. A one-percentage point deviation in the estimated forfeiture rates would have resulted in a $0.1 million and $0.3 million increase or decrease in compensation expense related to restricted stock and stock units for the three and six months ended June 30, 2007, respectively.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its Financial Statements.

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 is effective as of January 1, 2008. The Company is in the process of analyzing the impact of EITF 06-11 on its Financial Statements.

Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006

Temporary and consultant staffing services revenues were $904 million and $768 million for the three months ended June 30, 2007 and 2006, respectively, increasing by 18% during the three months ended June 30, 2007 compared to the same period in 2006. Temporary and consultant staffing services revenues were $1.8 billion and $1.5 billion for the six months ended June 30, 2007 and 2006, respectively, increasing by 17% during the six months ended June 30, 2007 compared to the same period in 2006. Permanent placement revenues were $115 million and $86 million for the three months ended June 30, 2007 and 2006, respectively, increasing by 34% during the three months ended June 30, 2007 compared to the same period in 2006. Permanent placement revenues were $214 million and $161 million for the six months ended June 30, 2007 and 2006, respectively, increasing by 33% during the six months ended June 30, 2007 compared to the same period in 2006. Improvement in the U.S. labor markets contributed to the increase in temporary and permanent staffing services revenues for the three and six months ended June 30, 2007. Risk consulting and internal audit services revenues were $130 million and $128 million for the three months ended June 30, 2007 and 2006, respectively, increasing by 2% during the three months ended June 30, 2007 compared to the same period in 2006. Risk consulting and internal audit services revenues were $261 million and $250 million for the six months ended June 30, 2007 and 2006, respectively, increasing by 4% during the six months ended June 30, 2007 compared to the same period in 2006. The 2007 increase in risk consulting and internal audit services revenues is primarily due to higher international revenues, particularly in Asia and Continental Europe. There can be no assurances that there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services, or that future results can be reliably predicted by considering past trends or extrapolating past results. We expect total Company revenues to continue to be impacted by general macroeconomic conditions in 2007.

The Company’s temporary and permanent staffing services business has 360 offices in 42 states, the District of Columbia and 18 foreign countries, while Protiviti has 60 offices in 22 states and 14 foreign countries. Revenues from foreign operations represented 23% and 20% of revenues for the six months ended June 30, 2007 and 2006, respectively.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement staffing services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services were $336 million and $286 million for the three months ended June 30, 2007 and 2006, respectively, increasing by 17% during the three months ended June 30, 2007 compared to the same period in 2006. Gross margin dollars for the Company’s temporary and consultant staffing services were $656 million and $560 million for the six months ended June 30, 2007 and 2006, respectively, increasing by 17% during the six months ended June 30, 2007 compared to the same period in 2006. Gross margin amounts equaled 37% of revenues for temporary and consultant staffing services for both the three and six months ended June 30, 2007 and 2006.

Gross margin dollars for the Company’s permanent placement staffing division were $115 million and $86 million for the three months ended June 30, 2007 and 2006, respectively, increasing by 34% during the three months ended June 30, 2007 compared to the same period in 2006. Gross margin dollars for the Company’s permanent placement staffing division were $214 million and $161 million for the six months ended June 30, 2007 and 2006, respectively, increasing by 33% during the six months ended June 30, 2007 compared to the same period in 2006. Gross margin dollars for the Company’s risk consulting and internal audit division were $42 million and $47 million for the three months ended June 30, 2007 and 2006, respectively, decreasing by 10% in 2007. Gross margin dollars for the Company’s risk consulting and internal audit division were $84 million and $90 million for the six months ended June 30, 2007 and 2006, respectively, decreasing by 7% in 2007. Gross margin amounts equaled 32% and 36% of revenues for risk consulting and internal audit services for the three months ended June 30, 2007 and 2006, respectively. Gross margin amounts equaled 32% and 36% of revenues for risk consulting and internal audit services for the six months ended June 30, 2007 and 2006, respectively. The 2007 decrease in gross margin percentage is primarily the result of lower staff utilization rates.

Selling, general and administrative expenses were $375 million and $723 million in the three and six months ended June 30, 2007, compared to $308 million and $596 million during the three and six months ended June 30, 2006. Selling, general and administrative expenses as a percentage of revenues were 33% and 32% for the three and six months ended June 30, 2007, respectively, compared to 31% for both the three and six months ended June 30, 2006. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The higher mix of permanent placement activities and the continuing additions to professional staff all contributed to the higher percentage of 2007 selling, general and administrative expenses.

For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment analysis during the three months ended June 30, 2007, and determined that no adjustment to the carrying value of goodwill was required. Net intangible assets, consisting primarily of goodwill, represented 13% of total assets and 19% of total stockholders’ equity at June 30, 2007.

Interest income for the three months ended June 30, 2007 and 2006 was $4.2 million and $4.5 million, respectively. Interest income for the six months ended June 30, 2007 and 2006 was $9.2 million and $8.5 million, respectively. The higher 2007 interest income resulted from higher interest rates offset by lower average cash balances. Interest expense for the three months ended June 30, 2007 and 2006 was $1.1 million and $0.3 million, respectively. Interest expense for the six months ended June 30, 2007 and 2006 was $2.1 million and $0.9 million, respectively.

The provision for income taxes was 40% and 39% of income before taxes for the three and six months ended June 30, 2007, respectively, and 40% for both the three and six months ended June 30, 2006. The lower provision percentage for the six months ended June 30, 2007 is primarily the result of various federal income tax credits.

Liquidity and Capital Resources

The change in the Company’s liquidity during the six months ended June 30, 2007 and 2006 is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock, payment of dividends and principal payments on outstanding notes payable.

Cash, and cash equivalents were $390 million and $528 million at June 30, 2007 and 2006, respectively. Operating activities provided $234 million during the six months ended June 30, 2007, offset by $73 million and $229 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $207 million during the six months ended June 30, 2006, partially offset by $50 million and $96 million of net cash used in investing activities and financing activities, respectively.

Operating activities—Net cash provided by operating activities for the six months ended June 30, 2007 was composed of net income of $143 million adjusted for non-cash items of $65 million, and net cash provided by changes in working capital of $26 million. Net cash provided by operating activities for the six months ended June 30, 2006 was composed of net income of $134 million adjusted for non-cash items of $33 million, and net cash provided by changes in working capital of $40 million.

Investing activities—Cash used in investing activities for the six months ended June 30, 2007 was $73 million. This was primarily composed of capital expenditures of $46 million, purchases of goodwill and other intangible assets of $20 million and deposits to trusts for employee benefits and retirement plans of $7 million. Cash used in investing activities for the six months ended June 30, 2006 was $50 million. This was primarily composed of capital expenditures of $44 million and purchases of goodwill and other assets of $6 million.

Financing activities—Cash used in financing activities for the six months ended June 30, 2007 was $229 million. This included repurchases of $252 million in common stock and $33 million in cash dividends to stockholders, partially offset by proceeds of $43 million from exercises of stock options and the excess tax benefits from stock-based compensation of $13 million. Cash used in financing activities for the six months ended June 30, 2006 was $96 million. This included repurchases of $165 million in common stock and $28 million in cash dividends to stockholders, partially offset by proceeds of $66 million from exercises of stock options and the excess tax benefits from stock-based compensation of $31 million.

As of June 30, 2007, the Company is authorized to repurchase, from time to time, up to 5.7 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the six months ended June 30, 2007 and 2006, the Company repurchased approximately 5.7 million and 2.4 million shares of common stock on the open market for a total cost of $202 million and $90 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the six months ended June 30, 2007 and 2006, such repurchases totaled approximately 1.4 million and 1.9 million shares at a cost of $50 million and $75 million, respectively. Repurchases of securities have been funded with cash generated from operations.

The Company’s working capital at June 30, 2007 included $390 million in cash and cash equivalents. The Company’s working capital requirements relate primarily to accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short- and long-term basis.

On July 31, 2007, the Company announced a quarterly dividend of $.10 per share to be paid to all shareholders of record on August 24, 2007. The dividend will be paid on September 14, 2007.

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

For the six months ended June 30, 2007, approximately 23% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, and Euro, have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

The Company’s Form 10-Q for the quarter ended March 31, 2007 (“First Quarter 10-Q”) and the Company’s Form 10-K for the year ended December 31, 2006 contained disclosure regarding a case filed on March 28, 2006, by Plaintiffs Maria Pellegrino, Nadia Balici, Carolyn Cox, Kelli Maresch, Jennifer McCasland and James Rossetto. As disclosed in the First Quarter 10-Q, the Plaintiffs filed an amended complaint on March 13, 2007, dropping their cause of action for “unfair competition” under the California Business and Professions Code, which cause of action had sought restitutionary damages for themselves and “all similarly situated persons” and recovery of attorney fees. Because the case now only concerns these six individuals and no longer includes any class or representative allegations, the Company believes that the litigation is not a material pending legal proceeding. Accordingly, the Company does not presently intend to make disclosures regarding this case in its future Securities and Exchange Commission filings.

There have been no material developments with regard to the other legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

Item 1A.	Risk Factors

In the risk factor titled “The Company and certain subsidiaries are defendants in several class action lawsuits alleging various wage and hour claims that could cause the Company to incur substantial liabilities” disclosed in the Company’s most recent annual report on Form 10-K, the Company references a total of five class and representative lawsuits, four of which are pending in California, and one of which is pending in Massachusetts. As disclosed in Part II, Item 1 of this Form 10-Q, one of such actions no longer includes any class or representative actions. Accordingly, the above titled risk factor is revised to reflect that the number of class or representative actions is four, three of which are pending in California, and one of which is pending in Massachusetts. This is the only substantive change to such risk factor as it appeared in the Company’s most recent Form 10-K. There have not been any material changes with respect to the other risk factors disclosed in such Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (d)
April 1, 2007 to April 30, 2007	1,567,228	(a)	$33.88	1,560,000	7,781,446
May 1, 2007 to May 31, 2007	3,067,108	(b)	$34.61	2,067,400	5,714,046
June 1, 2007 to June 30, 2007	34,761	(c)	$36.50	—	5,714,046

Total April 1, 2007 to June 30, 2007	4,669,097			3,627,400

(a)	Includes 7,228 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(b)	Includes 999,708 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(c)	Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(d)	Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 58,000,000 shares have been authorized for repurchase of which 52,285,954 shares have been repurchased as of June 30, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 3, 2007 registrant held its annual meeting of stockholders. The two matters presented to the stockholders at the annual meeting were (a) the election of seven directors and (b) the ratification of the appointment of PricewaterhouseCoopers, LLP as auditors for 2007.

The vote for directors was as follows:

Nominee	Shares For	Shares Withheld
Andrew S. Berwick, Jr.	150,000,623	3,175,981
Frederick P. Furth	150,080,194	3,096,410
Edward W. Gibbons	150,147,116	3,029,488
Harold M. Messmer, Jr.	149,427,874	3,748,730
Thomas J. Ryan	149,996,309	3,180,295
J. Stephen Schaub	150,176,519	3,000,085
M. Keith Waddell	143,100,167	10,076,437

The proposal regarding the ratification of the appointment of PricewaterhouseCoopers, LLP as auditors for 2007 was approved by the following vote:

For	152,295,962
Against	48,785
Abstain	831,857

(The proxy statement distributed in advance of the meeting also referred to a stockholder proposal, but the stockholder withdrew that proposal prior to the meeting.)

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

Date: August 2, 2007