Form 10-Q
period 2007-09-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2007-11-02
CIK 315213

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2007:

161,061,786 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL	STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in thousands, except share amounts)

	September 30, 2007	December 31, 2006

ASSETS

Cash and cash equivalents	$328,657	$447,479
Accounts receivable, less allowances of $25,761 and $22,495	628,254	531,824
Deferred income taxes and other current assets	143,179	133,052

Total current assets	1,100,090	1,112,355
Goodwill and other intangible assets, net	195,666	178,665
Property and equipment, net	148,637	132,081
Deferred income taxes	43,130	35,920

Total assets	$1,487,523	$1,459,021

LIABILITIES

Accounts payable and accrued expenses	$119,050	$99,484
Accrued payroll costs and retirement obligations	344,210	294,325
Income taxes payable	24,896	8,568
Current portion of notes payable and other indebtedness	366	363

Total current liabilities	488,522	402,740
Notes payable and other indebtedness, less current portion	3,748	3,831
Other liabilities	12,011	9,779

Total liabilities	504,281	416,350

Commitments and Contingencies (Note G)

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 161,009,750 and 167,847,849 shares	161	168
Capital surplus	917,003	1,003,926
Deferred compensation	—	—
Accumulated other comprehensive income	66,078	38,577
Retained earnings	—	—

Total stockholders’ equity	983,242	1,042,671

Total liabilities and stockholders’ equity	$1,487,523	$1,459,021

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net service revenues	$1,179,045	$1,027,563	$3,425,598	$2,953,312
Direct costs of services, consisting of payroll, payroll taxes and insurance costs for temporary and risk consulting employees	678,252	595,566	1,971,391	1,710,109

Gross margin	500,793	431,997	1,454,207	1,243,203
Selling, general and administrative expenses	381,031	316,732	1,104,046	912,387
Amortization of intangible assets	748	231	1,840	605
Interest income, net	(3,125)	(4,874)	(10,215)	(12,500)

Income before income taxes	122,139	119,908	358,536	342,711
Provision for income taxes	48,176	46,261	141,140	134,906

Net income	$73,963	$73,647	$217,396	$207,805

Basic net income per share	$.47	$.45	$1.35	$1.25
Diluted net income per share	$.46	$.43	$1.32	$1.20

Shares:
Basic	158,480	165,177	161,014	166,781
Diluted	161,903	169,983	165,166	172,666

Cash dividends declared per share	$.10	$.08	$.30	$.24

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2007	2006
COMMON STOCK—SHARES:
Balance at beginning of period	167,848	170,682
Net issuances of restricted stock	1,299	1,204
Repurchases of common stock	(10,689)	(9,132)
Exercises of stock options	2,552	4,381

Balance at end of period	161,010	167,135

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$168	$171
Net issuances of restricted stock	1	1
Repurchases of common stock	(11)	(9)
Exercises of stock options	3	4

Balance at end of period	$161	$167

CAPITAL SURPLUS:
Balance at beginning of period	$1,003,926	$875,843
Net issuances, and other changes to, restricted stock—excess over par value	(1)	—
Net issuances of restricted stock at par value	—	(1)
Repurchases of common stock—excess over par value	(203,785)	—
Stock-based compensation expense—restricted stock and stock units	39,547	29,943
Stock-based compensation expense—stock options	7,385	13,848
Exercises of stock options—excess over par value	48,614	70,131
Tax impact of equity incentive plans	21,317	43,327
Reclassification of deferred compensation	—	(86,178)

Balance at end of period	$917,003	$946,913

DEFERRED COMPENSATION:
Balance at beginning of period	$—	$(86,178)
Reclassification of deferred compensation	—	86,178

Balance at end of period	$—	$—

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$38,577	$24,987
Translation adjustments, net of tax	27,501	12,994

Balance at end of period	$66,078	$37,981

RETAINED EARNINGS:
Balance at beginning of period	$—	$156,050
Repurchases of common stock—excess over par value	(166,224)	(321,291)
Cumulative impact from adoption of FASB Interpretation No. 48	(1,709)	—
Cash dividends ($.30 per share and $.24 per share)	(49,463)	(40,922)
Net income	217,396	207,805

Balance at end of period	$—	$1,642

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$217,396	$207,805
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,840	605
Depreciation expense	51,085	44,970
Stock-based compensation expense—restricted stock and stock units	39,547	29,943
Stock-based compensation expense—stock options	7,385	13,848
Excess tax benefits from stock-based compensation	(15,095)	(33,070)
Provision for deferred income taxes	(2,230)	(6,040)
Provision for doubtful accounts	7,403	6,459
Changes in assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(87,651)	(83,575)
Increase in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	59,255	60,314
Increase in income taxes payable	37,311	64,636
Change in other assets, net of change in other liabilities	(5,740)	(9,101)

Net cash flows provided by operating activities	310,506	296,794

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of goodwill and other intangible assets and other assets	(19,477)	(5,856)
Capital expenditures	(63,592)	(64,137)
Increase in trusts for employee benefits and retirement plans	(10,483)	(2,219)

Net cash flows used in investing activities	(93,552)	(72,212)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(367,953)	(321,300)
Cash dividends paid	(49,463)	(40,922)
Decrease in notes payable and other indebtedness	(331)	(331)
Excess tax benefits from stock-based compensation	15,095	33,070
Proceeds from exercises of stock options	48,617	70,135

Net cash flows used in financing activities	(354,035)	(259,348)

Effect of exchange rate changes on cash and cash equivalents	18,259	8,065

Net decrease in cash and cash equivalents	(118,822)	(26,701)
Cash and cash equivalents at beginning of period	447,479	458,358

Cash and cash equivalents at end of period	$328,657	$431,657

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$382	$382
Income taxes, net of refunds	$99,788	$74,363
Purchase of goodwill and other intangible assets and other assets:
Assets acquired
Goodwill and other intangible assets	$16,870	$7,218
Other assets	3,002	2,398
Liabilities incurred
Notes payable and other contracts	—	(1,524)
Other liabilities	(395)	(2,236)

Cash paid, net of cash acquired	$19,477	$5,856

Non-cash items:
Stock repurchases awaiting settlement	$2,067	$—

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

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

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of September 30, 2007, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, and income and other taxes.

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

September 30, 2007

Note A—Summary of Significant Accounting Policies (Continued)

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

Comprehensive Income. Comprehensive income includes net income and certain other items that are recorded directly to Stockholders’ Equity. The Company’s only source of other comprehensive income is foreign currency translation adjustments. The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$73,963	$73,647	$217,396	$207,805
Translation adjustments, net of tax	13,693	(917)	27,501	12,994

Total comprehensive income	$87,656	$72,730	$244,897	$220,799

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

September 30, 2007

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

September 30, 2007

Note A—Summary of Significant Accounting Policies (Continued)

Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. The Company capitalized approximately $9.5 million and $5.8 million of internal-use software development costs for the nine months ended September 30, 2007 and 2006, respectively.

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

Note C—Deferred Income Taxes and Other Current Assets

Deferred income taxes and other current assets consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Deferred income taxes	$50,223	$55,066
Deposits in trusts for employee benefits and retirement plans	48,712	38,229
Other	44,244	39,757

	$143,179	$133,052

Note D—Goodwill and Other Intangible Assets, Net

The following table sets forth the activity in goodwill and other intangible assets from December 31, 2006 through September 30, 2007 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balance as of December 31, 2006	$177,125	$1,540	$178,665
Purchase of goodwill and other intangible assets	11,788	5,100	16,888
Translation adjustments	1,926	27	1,953
Amortization of intangible assets	—	(1,840)	(1,840)

Balance as of September 30, 2007	$190,839	$4,827	$195,666

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2007

Note D—Goodwill and Other Intangible Assets, Net (Continued)

The estimated remaining amortization expense is $0.8 million for 2007, $2.4 million for 2008, $1.3 million for 2009 and $0.3 million thereafter.

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

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Computer hardware	$148,671	$131,591
Computer software	234,416	208,683
Furniture and equipment	126,443	118,536
Leasehold improvements	109,205	94,766
Other	15,931	15,955

Property and equipment, cost	634,666	569,531
Accumulated depreciation	(486,029)	(437,450)

Property and equipment, net	$148,637	$132,081

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Payroll and benefits	$215,651	$173,307
Employee retirement obligations	61,941	59,129
Workers’ compensation	28,398	24,933
Payroll taxes	38,220	36,956

	$344,210	$294,325

Included in employee retirement obligations is $56 million at September 30, 2007 and $53 million at December 31, 2006, related to the Company’s Chief Executive Officer for a deferred compensation plan and other benefits.

Note G—Commitments and Contingencies

On September 10, 2004, Plaintiff Mark Laffitte, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California have been misclassified under California law as exempt employees

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2007

Note G—Commitments and Contingencies (Continued)

and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees. In addition, the Plaintiff seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. On June 22, 2006, the Court heard cross-motions concerning class certification. On September 18, 2006, the Court issued an order certifying a class with respect to claims for alleged unpaid overtime pay but denied certification with respect to claims relating to meal periods and rest time breaks. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

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

On August 9, 2005, Plaintiff Lizette Greene, on behalf of herself and a putative class of salaried “inside sales persons,” filed a complaint in United States District Court for the Northern District of California naming the Company and three of its wholly owned subsidiaries as Defendants. On December 1, 2005, the Plaintiff amended the Complaint. The Amended Complaint alleges that purported “inside sales persons” based in California have been misclassified under federal law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees. In addition, the Plaintiff also makes two claims under the California Private Attorney Generals Act seeking an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. Plaintiff also makes a claim under California Business and Professions

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2007

Note G—Commitments and Contingencies (Continued)

Code § 17200 for a putative nation wide class of purported “inside sales persons.” On December 22, 2006, the Plaintiff filed a motion for conditional certification of their federal claims in which they seek to represent a class of salaried employees who worked for the Company and certain of its subsidiaries in California within three years before the complaint was filed and seeking permission to mail class members a notice regarding their right to opt into the case as plaintiffs. On June 7, 2007, the Court stayed this litigation pending resolution of the Lafitte action described in the first paragraph of this Note G. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

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

On September 24, 2007, Plaintiff Van Williamson, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California were not provided meal periods, paid rest periods, and accurate itemized wage statements. It seeks one hour of wages for each employee for each meal and rest period missed during the statutory liability period. It also seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged failure to provide the meal and rest periods and accurate itemized wage statements. The allegations in the complaint are substantially similar to the allegations included in the complaint filed by Mark Lafitte against the Company and three of its wholly owned subsidiaries on September 10, 2004, and described above. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to vigorously defend against the litigation.

The Company is involved in a number of other lawsuits arising in the ordinary course of business. While management does not expect any of these other matters to have a material adverse effect on the Company’s results of operations, financial position or cash flows, litigation is subject to certain inherent uncertainties.

Note H—Income Taxes

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the adoption of FIN 48, the Company recognized a

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2007

Note H—Income Taxes (Continued)

$1.7 million increase in the liability for unrecognized gross tax benefits, which was accounted for as a decrease to retained earnings on January 1, 2007.

As of September 30 and January 1, 2007, the Company’s liability for unrecognized gross tax benefits totaled $9.7 million and $12.7 million, respectively, all of which, if ultimately recognized, would favorably impact the effective tax rate in future periods, net of federal tax benefit. The Company believes it is reasonably possible that the settlement of certain tax uncertainties could occur within the next twelve months; accordingly, $6.7 million of the unrecognized gross tax benefit has been classified as a current liability as of September 30, 2007. This amount primarily represents unrecognized tax benefits comprised of items related to assessed state income tax audits, as well as state and federal settlement negotiations currently in progress.

The Company’s major income tax jurisdictions are the United States and Canada. For U.S. federal income tax, the Company remains subject to examination for 2002 and subsequent years. For major U.S. states, with few exceptions, the Company remains subject to examination for 2000 and subsequent years. For Canada, the Company remains subject to examination for 2002 and subsequent years.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30 and January 1, 2007, accrued interest and penalties totaled $4.2 million and $4.6 million, respectively. These amounts are recorded as components of the unrecognized gross tax benefit amounts noted above.

Note I—Stockholders’ Equity

Stock Repurchase Program. As of September 30, 2007, the Company is authorized to repurchase, from time to time, up to 2.2 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the nine months ended September 30, 2007 and 2006, the Company repurchased approximately 9.2 million and 7.1 million shares of common stock on the open market for a total cost of $315 million and $242 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the nine months ended September 30, 2007 and 2006, such repurchases totaled approximately 1.5 million and 2.1 million shares at a cost of $55 million and $79 million, respectively. Repurchases of securities have been funded with cash generated from operations.

Repurchases of shares are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus. As a result, the Company had no retained earnings as of September 30, 2007.

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for the nine months ended September 30, 2007 and 2006 (consisting of stock option exercises and the purchase of shares for the treasury) is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.

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

September 30, 2007

Note J—Stock Plans (Continued)

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

Note K—Net Income Per Share

The calculation of net income per share for the three and nine months ended September 30, 2007 and 2006 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$73,963	$73,647	$217,396	$207,805
Basic:
Weighted average shares	158,480	165,177	161,014	166,781

Diluted:
Weighted average shares	158,480	165,177	161,014	166,781
Potentially dilutive shares	3,423	4,806	4,152	5,885

Diluted shares	161,903	169,983	165,166	172,666

Net Income Per Share:
Basic	$.47	$.45	$1.35	$1.25
Diluted	$.46	$.43	$1.32	$1.20

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2007

Note K—Net Income Per Share (Continued)

The weighted average diluted common shares outstanding for the three months ended September 30, 2007 and 2006 excludes the dilutive effect of approximately 0.3 million and 0.8 million options, restricted stock and stock units, respectively. The weighted average diluted common shares outstanding for the nine months ended September 30, 2007 and 2006 excludes the dilutive effect of approximately 0.3 million and 0.2 million options, restricted stock and stock units, respectively. Employee stock options will have a dilutive effect under the treasury method only when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds. Under the treasury method, exercise proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in capital surplus, if the options were exercised and the restricted stock and stock units had vested. The computation of potentially dilutive shares also included unvested restricted stock and stock units.

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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net service revenues
Temporary and consultant staffing	$925,693	$797,384	$2,697,891	$2,312,508
Permanent placement staffing	112,791	88,463	326,500	249,499
Risk consulting and internal audit services	140,561	141,716	401,207	391,305

	$1,179,045	$1,027,563	$3,425,598	$2,953,312

Operating income
Temporary and consultant staffing	$95,511	$79,135	$273,968	$232,289
Permanent placement staffing	20,262	20,584	64,202	58,040
Risk consulting and internal audit services	3,989	15,546	11,991	40,487

	119,762	115,265	350,161	330,816
Amortization of intangible assets	748	231	1,840	605
Interest income, net	(3,125)	(4,874)	(10,215)	(12,500)

Income before income taxes	$122,139	$119,908	$358,536	$342,711

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2007

Note M—Subsequent Events

On October 31, 2007, the Company announced a quarterly dividend of $.10 per share to be paid to all shareholders of record on November 26, 2007. The dividend will be paid on December 14, 2007.

On October 31, 2007, the Company authorized the repurchase, from time to time, of up to 10 million shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. This authorization is in addition to the 2.2 million shares remaining under the existing repurchase program.

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

Accounts Receivable Allowances. The Company maintains allowances for estimated losses resulting from (i) the inability of its customers to make required payments, (ii) temporary placement sales adjustments, and (iii) permanent placement candidates not remaining with the client through the 90-day guarantee period, commonly referred to as “fall offs”. The Company establishes these allowances based on its review of customers’ credit profiles, historical loss statistics and current trends. The adequacy of these allowances is reviewed each reporting period. Historically, the Company’s actual losses and credits have been consistent with these allowances. As a percentage of gross accounts receivable, the Company’s accounts receivable allowances totaled 3.9% and 4.1% as of September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007, a five-percentage point deviation in the Company’s accounts receivable allowances balance would have resulted in an increase or decrease in the allowance of $1.3 million. Although future results cannot always be predicted by extrapolating past results, management believes that it is reasonably likely that future results will be consistent with historical trends and experience. However, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or if unexpected events or significant future changes in trends were to occur, additional allowances may be required.

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

The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. In relation to actual net operating losses in certain foreign operations, valuation allowances of $14.1 million were recorded as of September 30, 2007. If such losses are ultimately utilized to offset future operating income, the Company will benefit its deferred tax assets up to the full amount of the valuation reserve.

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

Workers’ Compensation. Except for states which require participation in state-operated insurance funds, the Company retains the economic burden for the first $0.5 million per occurrence in workers’ compensation claims. Workers’ compensation includes ongoing healthcare and indemnity coverage for claims and may be paid over numerous years following the date of injury. Claims in excess of $0.5 million are insured. Workers’ compensation expense includes the insurance premiums for claims in excess of $0.5 million, claims administration fees charged by the Company’s workers’ compensation administrator, premiums paid to state-operated insurance funds, and an estimate for the Company’s liability for Incurred But Not Reported (“IBNR”) claims and for the ongoing development of existing claims. Total workers’ compensation expense was $11.2 million and $11.0 million, representing 0.43% and 0.47% of applicable U.S. revenue for the nine months ended September 30, 2007 and 2006, respectively.

The accrual for IBNR claims and for the ongoing development of existing claims in each reporting period includes estimates. The Company has established reserves for workers’ compensation claims using loss development rates which are estimated using periodic third party actuarial valuations based upon historical loss statistics which include the Company’s historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future results. Based on the Company’s results for the nine months ended September 30, 2007, a five-percentage point deviation in the Company’s estimated loss development rates would have resulted in an increase or decrease in the allowance of $0.4 million.

Stock-based Compensation. Under various stock plans, officers, employees and outside directors have received or may receive grants of restricted stock, stock units, stock appreciation rights or options to purchase common stock. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires the Company to recognize compensation expense for only the portion of restricted stock and stock units that is expected to vest, rather than record forfeitures when they occur. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. For the three and nine months ended September 30, 2007, compensation expense related to restricted stock and stock units was $14.1 million and $39.5 million, respectively, of which $6.4 million and $14.9 million, respectively, related to grants made in 2007. A one-percentage point deviation in the estimated forfeiture rates would have resulted in a $0.1 million and $0.4 million increase or decrease in compensation expense related to restricted stock and stock units for the three and nine months ended September 30, 2007, respectively.

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

Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006

Temporary and consultant staffing services revenues were $926 million and $797 million for the three months ended September 30, 2007 and 2006, respectively, increasing by 16% during the three months ended September 30, 2007 compared to the same period in 2006. Temporary and consultant staffing services revenues were $2.7 billion and $2.3 billion for the nine months ended September 30, 2007 and 2006, respectively, increasing by 17% during the nine months ended September 30, 2007 compared to the same period in 2006.

Permanent placement revenues were $113 million and $88 million for the three months ended September 30, 2007 and 2006, respectively, increasing by 28% during the three months ended September 30, 2007 compared to the same period in 2006. Permanent placement revenues were $327 million and $249 million for the nine months ended September 30, 2007 and 2006, respectively, increasing by 31% during the nine months ended September 30, 2007 compared to the same period in 2006.

Improvement in both domestic and international labor markets, particularly Continental Europe, contributed to the increase in temporary and permanent staffing services revenues for the three and nine months ended September 30, 2007.

Risk consulting and internal audit services revenues were $141 million and $142 million for the three months ended September 30, 2007 and 2006, respectively, decreasing by 1% during the three months ended September 30, 2007 compared to the same period in 2006. The year-over-year quarterly decrease in risk consulting and internal audit services revenues is primarily due to lower U.S. Sarbanes-Oxley consulting revenues. Risk consulting and internal audit services revenues were $401 million and $391 million for the nine months ended September 30, 2007 and 2006, respectively, increasing by 3% during the nine months ended September 30, 2007 compared to the same period in 2006. The 2007 increase in risk consulting and internal audit services revenues is primarily due to higher international revenues, particularly in Asia and Continental Europe.

There can be no assurances that there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services, or that future results can be reliably predicted by considering past trends or extrapolating past results. We expect total Company revenues to continue to be impacted by general macroeconomic conditions in 2007.

The Company’s temporary and permanent staffing services business has 366 offices in 42 states, the District of Columbia and 18 foreign countries, while Protiviti has 60 offices in 22 states and 14 foreign countries. Revenues from foreign operations represented 24% and 20% of revenues for the nine months ended September 30, 2007 and 2006, respectively.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees. Gross margin dollars from permanent placement staffing services are equal to revenues, as there are no direct costs associated with such revenues. Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services were $346 million and $293 million for the three months ended September 30, 2007 and 2006, respectively, increasing by 18% during the three months ended September 30, 2007 compared to the same period in 2006. Gross margin dollars for the Company’s temporary and consultant staffing services were $1.0 billion and $854 million for the nine months ended September 30, 2007 and 2006, respectively, increasing by 17% during the nine months ended September 30, 2007 compared to the same period in 2006. Gross margin amounts equaled 37% of revenues for temporary and consultant staffing services for both the three and nine months ended September 30, 2007 and 2006.

Gross margin dollars for the Company’s permanent placement staffing division were equal to revenues, as there are no direct costs associated with permanent placement revenues.

Gross margin dollars for the Company’s risk consulting and internal audit division were $42 million and $50 million for the three months ended September 30, 2007 and 2006, respectively, decreasing by 16% in 2007. Gross margin dollars for the Company’s risk consulting and internal audit division were $126 million and $140 million for the nine months ended September 30, 2007 and 2006, respectively, decreasing by 10% in 2007. Gross margin amounts equaled 30% and 36% of revenues for risk consulting and internal audit services for the three months ended September 30, 2007 and 2006, respectively. Gross margin amounts equaled 31% and 36% of revenues for risk consulting and internal audit services for the nine months ended September 30, 2007 and 2006, respectively. The 2007 decrease in gross margin percentage is primarily the result of lower staff utilization rates in both U.S. and international operations.

Selling, general and administrative expenses were $381 million and $1.1 billion in the three and nine months ended September 30, 2007, compared to $317 million and $912 million during the three and nine months ended September 30, 2006. Selling, general and administrative expenses as a percentage of revenues were 32% for both the three and nine months ended September 30, 2007, compared to 31% for both the three and nine months ended September 30, 2006. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The higher mix of permanent placement activities and the continuing additions to professional staff all contributed to the higher percentage of 2007 selling, general and administrative expenses.

For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment analysis during the three months ended June 30, 2007, and determined that no adjustment to the carrying value of goodwill was required. Net intangible assets, consisting primarily of goodwill, represented 13% of total assets and 20% of total stockholders’ equity at September 30, 2007.

Interest income for the three months ended September 30, 2007 and 2006 was $4.1 million and $5.3 million, respectively. Interest income for the nine months ended September 30, 2007 and 2006 was $13.3 million and $13.8 million, respectively. The lower 2007 interest income resulted from lower average cash balances partially offset by higher interest rates. Interest expense for the three months ended September 30, 2007 and 2006 was $0.9 million and $0.4 million, respectively. Interest expense for the nine months ended September 30, 2007 and 2006 was $3.1 million and $1.3 million, respectively.

The provision for income taxes was 39% of income before taxes for both the three and nine months ended September 30, 2007 and 2006.

Liquidity and Capital Resources

The change in the Company’s liquidity during the nine months ended September 30, 2007 and 2006 is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock, payment of dividends and principal payments on outstanding notes payable.

Cash, and cash equivalents were $329 million and $432 million at September 30, 2007 and 2006, respectively. Operating activities provided $311 million during the nine months ended September 30, 2007, offset by $94 million and $354 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $297 million during the nine months ended September 30, 2006, offset by $72 million and $259 million of net cash used in investing activities and financing activities, respectively.

Operating activities—Net cash provided by operating activities for the nine months ended September 30, 2007 was composed of net income of $217 million adjusted for non-cash items of $90 million, and net cash provided by changes in working capital of $4 million. Net cash provided by operating activities for the nine months ended September 30, 2006 was composed of net income of $208 million adjusted for non-cash items of $57 million, and net cash provided by changes in working capital of $32 million.

Investing activities—Cash used in investing activities for the nine months ended September 30, 2007 was $94 million. This was primarily composed of capital expenditures of $64 million, purchases of goodwill and other intangible assets of $19 million and deposits to trusts for employee benefits and retirement plans of $11 million. Cash used in investing activities for the nine months ended September 30, 2006 was $72 million. This was primarily composed of capital expenditures of $64 million, purchases of goodwill and other intangible assets of $6 million, and deposits to trusts for employee benefits and retirement plans of $2 million.

Financing activities—Cash used in financing activities for the nine months ended September 30, 2007 was $354 million. This included repurchases of $368 million in common stock and $50 million in cash dividends to stockholders, partially offset by proceeds of $49 million from exercises of stock options and the excess tax benefits from stock-based compensation of $15 million. Cash used in financing activities for the nine months ended September 30, 2006 was $259 million. This included repurchases of $321 million in common stock and $41 million in cash dividends to stockholders, partially offset by proceeds of $70 million from exercises of stock options and the excess tax benefits from stock-based compensation of $33 million.

On October 31, 2007, the Company authorized the repurchase, from time to time, of up to 10 million shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. This authorization is in addition to the 2.2 million shares remaining under the existing repurchase program. During the nine months ended September 30, 2007 and 2006, the Company repurchased approximately 9.2 million and 7.1 million shares of common stock on the open market for a total cost of $315 million and $242 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the nine months ended September 30, 2007 and 2006, such repurchases totaled approximately 1.5 million and 2.1 million shares at a cost of $55 million and $79 million, respectively. Repurchases of securities have been funded with cash generated from operations.

The Company’s working capital at September 30, 2007 included $329 million in cash and cash equivalents. The Company’s working capital requirements relate primarily to accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short- and long-term basis.

On October 31, 2007, the Company announced a quarterly dividend of $.10 per share to be paid to all shareholders of record on November 26, 2007. The dividend will be paid on December 14, 2007.

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

For the nine months ended September 30, 2007, approximately 24% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, and Euro, have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

On September 24, 2007, Plaintiff Van Williamson, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California were not provided meal periods, paid rest periods, and accurate itemized wage statements. It seeks one hour of wages for each employee for each meal and rest period missed during the statutory liability period. It also seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged failure to provide the meal and rest periods and accurate itemized wage statements. The allegations in the complaint are substantially similar to the allegations included in the complaint filed by Mark Lafitte against the Company and three of its wholly owned subsidiaries on September 10, 2004, and described in Note G to the accompanying financial statements. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to vigorously defend against the litigation.

There have been no material developments with regard to the other legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006 and quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2007.

Item 1A.	Risk Factors

In the risk factor titled “The Company and certain subsidiaries are defendants in several class action lawsuits alleging various wage and hour claims that could cause the Company to incur substantial liabilities” disclosed in the Company’s most recent annual report on Form 10-K, as amended in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, the Company references a total of four class and representative lawsuits, three of which are pending in California, and one of which is pending in Massachusetts. As disclosed in Part II, Item 1 of this Form 10-Q, a new action was recently filed in California. Accordingly, the above titled risk factor is revised to reflect that the number of class or representative actions is five, four of which are pending in California, and one of which is pending in Massachusetts. This is the only substantive change to such risk factor. There have not been any material changes with respect to the other risk factors disclosed in such Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (d)
July 1, 2007 to July 31, 2007	781,287	(a)	$34.71	670,000	5,044,046
August 1, 2007 to August 31, 2007	1,766,658	(b)	$33.15	1,761,600	3,282,446
September 1, 2007 to September 30, 2007	1,070,101	(c)	$30.17	1,070,000	2,212,446

Total July 1, 2007 to September 30, 2007	3,618,046			3,501,600

(a)	Includes 111,287 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(b)	Includes 5,058 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(c)	Includes 101 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(d)	Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 58,000,000 shares have been authorized for repurchase of which 55,787,554 shares have been repurchased as of September 30, 2007. On October 31, 2007, the Company’s Board of Directors authorized the repurchase, from time to time, of up to 10,000,000 additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions, bringing the total authorization since plan inception to 68,000,000 shares and the remaining authorization to 12,212,446 shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

3.2	By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: November 2, 2007