Form 10-K
period 2007-12-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2008-02-20
CIK 315213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company. ☐  Yes    ☒  No

As of June 30, 2007, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $5,510,000,000 based on the closing sale price on that date. This amount excludes the market value of 12,902,454 shares of Common Stock directly or indirectly held by registrant’s directors and officers and their affiliates.

As of January 31, 2008, there were 158,829,515 outstanding shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be mailed to stockholders in connection with the registrant’s annual meeting of stockholders, scheduled to be held in May 2008, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

PART I

Item 1.    Business

Robert Half International Inc. (the “Company”) provides specialized staffing and risk consulting services through such divisions as Accountemps®, Robert Half® Finance & Accounting, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group®, and Protiviti®. The Company, through its Accountemps, Robert Half Finance & Accounting, and Robert Half Management Resources divisions, is the world’s largest specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OfficeTeam specializes in highly skilled temporary administrative support personnel. Robert Half Technology provides information technology professionals. Robert Half Legal provides temporary, project, and full-time staffing of attorneys and specialized support personnel within law firms and corporate legal departments. The Creative Group provides project staffing in the advertising, marketing, and web design fields. Protiviti began operations in May 2002 and provides business and technology risk consulting and internal audit services. Protiviti, which primarily employs risk consulting and internal audit professionals is a wholly-owned subsidiary of the Company.

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

Accountemps

The Accountemps temporary services division offers customers a reliable and economical means of dealing with uneven or peak work loads for accounting, tax and finance personnel caused by such predictable events as vacations, taking inventories, tax work, month-end activities and special projects and such unpredictable events as illness and emergencies. Businesses view the use of temporary employees as a means of controlling personnel costs and converting such costs from fixed to variable. The cost and inconvenience to clients of hiring and firing regular employees are eliminated by the use of Accountemps temporaries. The temporary workers are employees of Accountemps and are paid by Accountemps. The customer pays a fixed rate only for hours worked.

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

Organization

Management of the Company’s staffing operations is coordinated from its headquarters facilities in Menlo Park and Pleasanton, California. The Company’s headquarters provides support and centralized services to its offices in the administrative, marketing, public relations, accounting, training and legal areas, particularly as it relates to the standardization of the operating procedures of its offices. As of December 31, 2007, the Company conducted its staffing services operations through more than 360 offices in 42 states, the District of Columbia and eighteen foreign countries. Office managers are responsible for most activities of their offices, including sales, local advertising and marketing and recruitment.

The day-to-day operations of Protiviti are managed by a chief executive officer and a senior management team with operational and administrative support provided by individuals located in Pleasanton and Menlo Park, California. As of December 31, 2007, Protiviti had 60 offices in 22 states and fourteen foreign countries.

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

Employees

The Company has approximately 15,300 full-time employees, including approximately 3,300 engaged directly in Protiviti operations. In addition, the Company placed approximately 257,000 temporary employees on assignments with clients during 2007. Employees placed by the Company on assignment with clients are the Company’s employees for all purposes while they are working on assignments. The Company pays the related costs of employment, such as workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company provides access to voluntary health insurance coverage to interested temporary employees.

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

Available Information

The Company’s Internet address is www.rhi.com. The Company makes available, free of charge, through its website, its Annual Reports on Form 10-K, proxy statements for its annual meetings of stockholders, its Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to those reports, as soon as is reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission. Also available on the Company’s website are its Corporate Governance Guidelines, its Code of Business Conduct and Ethics, and the charters for its Audit Committee, Compensation Committee and Nominating and Governance Committee, each of which is available in print to any stockholder who makes a request to Robert Half International Inc., 2884 Sand Hill Road, Menlo Park, CA 94025, Attn: Corporate Secretary. The Company’s Code of Business Conduct and Ethics is the Code of Ethics required by Item 406 of Securities and Exchange Commission Regulation S-K. The Company intends to satisfy any disclosure obligations under Item 5.05 of Form 8-K regarding any amendment or waiver relating to its Code of Business Conduct and Ethics by posting such information on its website.

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

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties

The Company’s headquarters operations are located in Menlo Park and Pleasanton, California. As of December 31, 2007, placement activities were conducted through more than 360 offices located in the United States, Canada, the United Kingdom, Belgium, Brazil, France, the Netherlands, Germany, the Czech Republic, Ireland, Italy, Luxembourg, Spain, Switzerland, Japan, China, Singapore, Australia and New Zealand. As of December 31, 2007, Protiviti had 60 offices in the United States, Canada, Mexico, Brazil, Australia, China, France, Germany, Italy, the Netherlands, Japan, Singapore, South Korea, India and the United Kingdom. All of the offices are leased.

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

On December 6, 2004, Plaintiffs Ian O’Donnell and David Jolicoeur, on behalf of themselves and a putative class of salaried Staffing Managers, Account Executives and Account Managers, filed a complaint in Massachusetts Superior Court naming the Company and one of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Staffing Managers, Account Executives and Account Managers based in Massachusetts within the past two years have been misclassified under Massachusetts law as exempt employees and seeks an unspecified amount equal to three times their unpaid overtime compensation alleged to be due to them had they been paid as non-exempt, hourly employees, plus costs and legal fees. The complaint also makes similar allegations under the U.S. Fair Labor Standards Act on behalf of all Staffing Managers, Account Executives and Account Managers employed in any state other than Massachusetts and California within the past three years and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees, plus an equal amount as liquidated damages. The case has been removed to the United States District Court for the District of Massachusetts. On March 30, 2006, the Court allowed Plaintiffs to amend their complaint to add claims that the Company failed to pay its exempt employees on a “salary basis” as required by Massachusetts and federal law, but denied Plaintiffs’ first motion seeking conditional certification of their federal claims as a collective action on behalf of a group of Staffing Managers, Account Executives and Account Managers. The Plaintiffs later filed a second motion for conditional certification, which the Court denied on May 10, 2007. On January 9, 2008, the Court denied two other motions brought by the Plaintiffs, for reconsideration of the Court’s denial of conditional certification and for certification of that question to the First Circuit Court of Appeals. In the same January 9, 2008 decision, the Court also denied cross-motions for summary judgment on Plaintiffs’ salary basis claims. Finally, the Court reserved judgment regarding Plaintiffs’ motion for certification of a class based on state law claims, subject to further briefing by the parties. At this stage of the litigation, it is not feasible to predict its outcome or a range of loss, should a loss occur. Accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On August 9, 2005, Plaintiff Lizette Greene, on behalf of herself and a putative class of salaried “inside sales persons,” filed a complaint in United States District Court for the Northern District of California naming the Company and three of its wholly owned subsidiaries as Defendants. On December 1, 2005, the Plaintiff amended the Complaint. The Amended Complaint alleges that purported “inside sales persons” based in California have been misclassified under federal law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees. In addition, the Plaintiff also makes two claims under the California Private Attorney Generals Act seeking an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. Plaintiff also makes a claim under California Business and Professions Code § 17200 for a putative nation wide class of purported “inside sales persons.” On December 22, 2006, the Plaintiff filed a motion for conditional certification of their federal claims in which they seek to represent a class of salaried employees who worked for the Company and certain of its subsidiaries in California within three years before the complaint was filed and seeking permission to mail class members a notice regarding their right to opt into the case as plaintiffs. On June 7, 2007, the Court stayed this litigation pending resolution of the Lafitte action described in the first paragraph of this Item 3. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

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

Market Price, Dividends and Related Matters

The Company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “RHI”. On January 31, 2008, there were 5,097 holders of record of the Common Stock.

Following is a list by fiscal quarters of the sales prices of the stock:

	Sales Prices
2007	High	Low
4th Quarter	$32.95	$24.41
3rd Quarter	$38.24	$28.59
2nd Quarter	$38.01	$32.78
1st Quarter	$42.21	$35.91

	Sales Prices
2006	High	Low
4th Quarter	$39.50	$33.18
3rd Quarter	$41.90	$29.91
2nd Quarter	$43.94	$37.44
1st Quarter	$39.81	$35.20

Cash dividends of $.10 per share were declared and paid in each quarter of 2007. Cash dividends of $.08 per share were declared and paid in each quarter of 2006.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (d)
October 1, 2007 to October 31, 2007	168	(a)	$30.09	—	12,212,446
November 1, 2007 to November 30, 2007	1,135,115	(b)	$28.49	1,100,000	11,112,446
December 1, 2007 to December 31, 2007	2,011,510	(c)	$25.99	1,941,189	9,171,257

Total October 1, 2007 to December 31, 2007	3,146,793			3,041,189

(a)	Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(b)	Includes 35,115 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(c)	Includes 70,321 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(d)

Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. On October 31, 2007, the Company’s Board of

Directors authorized the repurchase, from time to time, of up to 10,000,000 additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions, bringing the total authorization since plan inception to 68,000,000 shares, of which 58,828,743 shares have been repurchased as of December 31, 2007.

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

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Income Statement Data:
Net service revenues	$4,645,666	$4,013,546	$3,338,439	$2,675,696	$1,974,991
Direct costs of services, consisting of payroll, payroll taxes, insurance costs and reimbursable expenses	2,667,838	2,319,293	1,965,390	1,619,394	1,248,253

Gross margin	1,977,828	1,694,253	1,373,049	1,056,302	726,738
Selling, general and administrative expenses	1,497,957	1,243,952	991,488	824,382	707,349
Amortization of intangible assets	2,594	851	335	1,025	10,277
Interest income, net	(13,127)	(16,752)	(10,948)	(3,770)	(2,603)

Income before income taxes	490,404	466,202	392,174	234,665	11,715
Provision for income taxes	194,192	183,024	154,304	94,061	5,325

Net income	$296,212	$283,178	$237,870	$140,604	$6,390

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Net Income Per Share:
Basic	$1.85	$1.71	$1.42	$.83	$.04
Diluted	$1.81	$1.65	$1.36	$.79	$.04
Shares:
Basic	159,767	166,003	167,664	169,742	168,719
Diluted	163,479	171,712	174,382	176,866	173,175

Cash Dividends Declared Per Share	$.40	$.32	$.28	$.18	$.00

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Goodwill and other intangible assets, net	$195,143	$178,665	$165,857	$167,931	$162,508
Total assets	$1,450,298	$1,459,021	$1,318,686	$1,198,657	$985,647
Long-term debt financing	$3,753	$3,831	$2,698	$2,266	$2,343
Stockholders’ equity	$984,049	$1,042,671	$970,873	$911,870	$788,661

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

Accounts Receivable Allowances.    The Company maintains allowances for estimated losses resulting from (i) the inability of its customers to make required payments, (ii) temporary placement sales adjustments, and (iii) permanent placement candidates not remaining with the client through the 90-day guarantee period, commonly referred to as “fall offs”. The Company establishes these allowances based on its review of customers’ credit profiles, historical loss statistics and current trends. The adequacy of these allowances is reviewed each reporting period. Historically, the Company’s actual losses and credits have been consistent with these allowances. As a percentage of gross accounts receivable, the Company’s accounts receivable allowances totaled 4.6% and 4.1% as of December 31, 2007 and 2006, respectively. As of December 31, 2007, a five-percentage point deviation in the Company’s accounts receivable allowances balance would have resulted in an increase or decrease in the allowance of $1.4 million. Although future results cannot always be predicted by extrapolating past results, management believes that it is reasonably likely that future results will be consistent with historical trends and experience. However, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or if unexpected events or significant future changes in trends were to occur, additional allowances may be required.

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

The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. In relation to actual net operating losses in certain foreign operations, valuation allowances of $12.7 million were recorded as of December 31, 2007. If such losses are ultimately utilized to offset future operating income, the Company will benefit its deferred tax assets up to the full amount of the valuation reserve.

While management believes that its judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may materially affect the future financial results of the Company.

Goodwill Impairment.    The Company assesses the impairment of goodwill annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment assessments for goodwill are done at a reporting unit level. For purposes of this assessment, the Company’s reporting units are its lines of business. In performing periodic impairment tests, the fair value of the reporting unit is compared to the carrying value, including goodwill and intangible assets. If the fair value exceeds the carrying value, there is no impairment. If the carrying value exceeds the fair value, however, an impairment condition may exist.

The goodwill impairment assessment is based upon a discounted cash flow analysis. The estimate of future cash flows is based upon, among other things, a discount rate and certain assumptions about expected future operating performance. The discount rate used by management has been calculated on a consistent basis and has not fluctuated significantly. The primary assumptions related to future operating performance include revenue growth rates and expense levels. These assumptions are updated annually and are primarily based upon historical trends. Although management does not anticipate that these assumptions will change materially in the future, the Company’s estimates of discounted cash flow may differ from actual cash flow due to, among other things, economic conditions, changes to its business model or changes in its operating performance. The Company completed its annual goodwill impairment analysis during each of the years ended December 31, 2007 and 2006, and determined that no adjustment to the carrying value of goodwill was required. Based upon the Company’s most recent goodwill impairment analysis, management believes that unless a reporting unit were to be abandoned, the possibility of goodwill impairment as a result of a change in assumptions is unlikely.

Workers’ Compensation.    Except for states which require participation in state-operated insurance funds, the Company retains the economic burden for the first $0.5 million per occurrence in workers’ compensation claims. Workers’ compensation includes ongoing healthcare and indemnity coverage for claims and may be paid over numerous years following the date of injury. Claims in excess of $0.5 million are insured. Workers’ compensation expense includes the insurance premiums for claims in excess of $0.5 million, claims administration fees charged by the Company’s workers’ compensation administrator, premiums paid to state-operated insurance funds, and an estimate for the Company’s liability for Incurred But Not Reported (“IBNR”) claims and for the ongoing development of existing claims. Total workers’ compensation expense was $9.4 and $12.4 million, representing 0.27% and 0.39% of applicable U.S. revenue for the years ended December 31, 2007 and 2006, respectively.

The accrual for IBNR claims and for the ongoing development of existing claims in each reporting period includes estimates. The Company has established reserves for workers’ compensation claims using loss development rates which are estimated using periodic third party actuarial valuations based upon historical loss statistics which include the Company’s historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future results. Based on the Company’s results for the year ended December 31, 2007, a five-percentage point deviation in the Company’s estimated loss development rates would have resulted in an increase or decrease in the allowance of $0.3 million.

Stock-based Compensation.    Under various stock plans, officers, employees, and outside directors have received or may receive grants of restricted stock, stock units, stock appreciation rights or options to purchase common stock. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method; accordingly, prior periods have not been restated. Stock-based compensation expense recognized in the Company’s Consolidated Financial Statements (“Financial Statements”) for the years ended December 31, 2007 and 2006 included compensation expense for stock options, which includes grants made prior to, but not yet vested as of December 31, 2005, as well as stock options granted subsequent to December 31, 2005.

Beginning in 2005, the Company significantly decreased its use of stock options as part of its compensation programs. For the years ended December 31, 2007 and 2006, the Company’s pre-tax stock-based compensation cost from options totaled $9.2 million and $17.6 million, respectively. Under both SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and SFAS 123(R) the Company determined the fair value of stock options using the Black-Scholes valuation model.

SFAS 123(R) requires the Company to recognize compensation expense for only the portion of restricted stock and stock units that is expected to vest, rather than record forfeitures when they occur, as previously permitted. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. For the years ended December 31, 2007 and 2006, compensation expense related to restricted stock and stock units was $53.8 million and $40.8 million, respectively, of which $21.1 million and $10.2 million was related to grants made in 2007 and 2006, respectively. A one-percentage point deviation in the estimated forfeiture rates would have resulted in a $0.5 million and $0.4 million increase or decrease in compensation expense related to restricted stock and stock units for the years ended December 31, 2007 and 2006, respectively.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of January 1, 2008. The Company does not expect the adoption of SFAS 159 to have a material impact on its Financial Statements.

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 is effective as of January 1, 2008. The Company does not expect the adoption of EITF 06-11 to have a material impact on its Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is in the process of analyzing the impact of SFAS No. 141(R) on its Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained, noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is in the process of analyzing the impact of SFAS No. 160 on its Financial Statements.

Results of Operations for the Three Years Ended December 31, 2007

Temporary and consultant staffing services revenues were $3.6 billion, $3.1 billion and $2.6 billion for the years ended December 31, 2007, 2006 and 2005, respectively, increasing by 16% and 19% in 2007 and 2006, respectively. On a constant-currency basis, temporary and consultant staffing services revenues increased 14% and 18% for the years ended December 31, 2007 and 2006, respectively. Permanent placement revenues were $444 million, $336 million and $219 million for the years ended December 31, 2007, 2006 and 2005, respectively, increasing by 32% and 53% in 2007 and 2006, respectively. On a constant-currency basis, permanent placement services revenues increased 29% and 52% for the years ended December 31, 2007 and 2006, respectively. Improvement in both domestic and international markets, particularly Continental Europe, contributed to the increase in temporary and permanent staffing services revenues for the year ended December 31, 2007. Risk consulting and internal audit services revenues were $552 million, $543 million and $479 million for the years ended December 31, 2007, 2006 and 2005, respectively, increasing by 2% and 13% in 2007 and 2006, respectively. On a constant-currency basis, risk consulting and internal audit services revenues were flat and increased 13% for the years ended December 31, 2007 and 2006, respectively. The 2007 increase in risk consulting and internal audit services revenues is primarily due to higher international revenues, particularly in Asia. There can be no assurances that there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services, or that future results can be reliably predicted by considering past trends or extrapolating past results. We expect total Company revenues to continue to be impacted by general macroeconomic conditions in 2008.

The Company’s temporary and permanent staffing services business has more than 360 offices in 42 states, the District of Columbia and eighteen foreign countries, while Protiviti has 60 offices in 22 states and fourteen foreign countries. Revenues from foreign operations represented 24%, 21% and 19% of revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services were $1.4 billion, $1.2 billion and $963 million for the years ended December 31, 2007, 2006 and 2005, respectively, increasing by 17% and 20% in 2007 and 2006, respectively. On a constant-currency basis, temporary and consultant staffing services gross margin dollars increased 15% and 18% for the years ended December 31, 2007 and 2006, respectively. Gross margin amounts equaled 37%, 37% and 36% of revenues for temporary and consultant staffing services for the years ended December 31, 2007, 2006 and 2005, respectively.

Gross margin dollars for the Company’s permanent placement staffing division were $444 million, $336 million and $219 million for the years ended December 31, 2007, 2006 and 2005, respectively, increasing by 32% and 53% in 2007 and 2006, respectively. On a constant-currency basis, permanent placement staffing services gross margin dollars increased 29% and 52% for the years ended December 31, 2007 and 2006, respectively.

Gross margin dollars for the Company’s risk consulting and internal audit division were $175 million, $199 million and $190 million for the years ended December 31, 2007, 2006 and 2005, respectively, decreasing by 12% in 2007 and increasing by 5% in 2006. On a constant-currency basis, risk consulting and internal audit services gross margin dollars decreased 13% and increased 5% for the years ended December 31, 2007 and 2006, respectively. Gross margin amounts equaled 32%, 37% and 40% of revenues for risk consulting and internal audit services for the years ended December 31, 2007, 2006 and 2005, respectively. The 2007 and 2006 decreases in gross margin percentage are primarily the result of additional professional staff related to the expansion of international operations as well as lower utilization of the professional staff in the United States.

Selling, general and administrative expenses were $1.5 billion in 2007, compared to $1.2 billion in 2006 and $991 million in 2005. Selling, general and administrative expenses as a percentage of revenues were 32%, 31% and 30% for the years ended December 31, 2007, 2006 and 2005, respectively. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The 2007 increase relates primarily to higher staff compensation costs.

For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment analysis during each of the years ended December 31, 2007 and 2006, and determined that no adjustment to the carrying value of goodwill was required. Net intangible assets, consisting primarily of goodwill, represented 13% of total assets and 20% of total stockholders’ equity at December 31, 2007.

Interest income for the years ended December 31, 2007, 2006 and 2005 was $17.2 million, $19.3 million and $12.1 million, respectively. Lower 2007 interest income resulted from lower average cash balances, partially offset by higher interest rates. Interest expense for the years ended December 31, 2007, 2006 and 2005 was $4.1 million, $2.5 million and $1.1 million, respectively.

The provision for income taxes was 40%, 39% and 39% of income before taxes for the years ended December 31, 2007, 2006 and 2005, respectively.

Liquidity and Capital Resources

The change in the Company’s liquidity during the years ended December 31, 2007, 2006 and 2005 is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock, payment of dividends and principal payments on outstanding notes payable.

Cash and cash equivalents were $310 million, $447 million and $458 million at December 31, 2007, 2006 and 2005, respectively. Operating activities provided $411 million during the year ended December 31, 2007, partially offset by $116 million and $452 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $376 million during the year ended December 31, 2006, partially offset by $96 million and $299 million of net cash used in investing activities and financing activities, respectively. Operating activities and investing actives provided $328 million and $22 million, respectively, during the year ended December 31, 2005, partially offset by $232 million of net cash used in financing activities.

Operating activities—Net cash provided by operating activities for the year ended December 31, 2007 was composed of net income of $296 million adjusted for non-cash items of $124 million, and net cash used by changes in working capital of $9 million. Net cash provided by operating activities for the year ended December 31, 2006 was composed of net income of $283 million adjusted for non-cash items of $58 million, and net cash provided by changes in working capital of $35 million. Net cash provided by operating activities for the year ended December 31, 2005 was composed of net income of $238 million adjusted for non-cash items of $122 million, and net cash used for changes in working capital of $32 million.

Investing activities—Cash used in investing activities for the year ended December 31, 2007 was $116 million. This was composed of capital expenditures of $84 million, purchases of goodwill and other intangible assets of $19 million, and deposits to trusts for employee benefits and retirement plans of $13 million. Cash used in investing activities for the year ended December 31, 2006 was $96 million. This was composed of capital expenditures of $80 million, purchases of goodwill and other intangible assets of $12 million, and deposits to trusts for employee benefits and retirement plans of $4 million. Cash provided by investing activities for the year ended December 31, 2005 was $22 million. This was primarily composed of proceeds from sales and maturities of marketable securities of $92 million, partially offset by capital expenditures of $62 million, purchases of goodwill and other intangible assets of $4 million, and deposits to trusts for employee benefits and retirement plans of $3 million.

Financing activities—Cash used in financing activities for the year ended December 31, 2007 was $452 million. This included repurchases of $453 million in common stock and $66 million in cash dividends to stockholders, partially offset by proceeds of $52 million from exercises of stock options and the excess tax benefits from stock-based compensation of $15 million. Cash used in financing activities for the year ended December 31, 2006 was $299 million. This included repurchases of $400 million in common stock and $54 million in cash dividends to stockholders, partially offset by proceeds of $105 million from exercises of stock options and the excess tax benefits from stock-based compensation of $50 million. Cash used in financing activities for the year ended December 31, 2005 was $232 million. This included repurchases of $262 million in common stock and $48 million in cash dividends to stockholders, partially offset by proceeds of $77 million from exercises of stock options.

As of December 31, 2007, the Company is authorized to repurchase, from time to time, up to 9.2 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the years ended December 31, 2007, 2006 and 2005, the Company repurchased approximately 12.2 million shares, 7.9 million shares and 7.6 million shares of common stock on the open market for a total cost of $397 million, $273 million and $222 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the years ended December 31, 2007, 2006 and 2005, such repurchases totaled approximately 1.6 million shares, 3.3 million shares and 1.6 million shares at a cost of $58 million, $127 million and $53 million, respectively. Repurchases of securities have been funded with cash generated from operations.

The Company’s working capital at December 31, 2007 included $310 million in cash and cash equivalents. The Company’s working capital requirements relate primarily to accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short- and long-term basis.

On February 13, 2008, the Company announced a quarterly dividend of $.11 per share to be paid to all shareholders of record on February 25, 2008. The dividend will be paid on March 14, 2008.

The Company’s cash flows generated from operations are also the primary source for funding various contractual obligations. The table below summarizes the Company’s major commitments as of December 31, 2007 (in thousands):

	Payments due by period
Contractual Obligations	2008	2009 and 2010	2011 and 2012	Thereafter	Total
Long-term debt obligations	$629	$2,334	$534	$2,271	$5,768
Operating lease obligations	98,421	164,103	78,489	25,435	366,448
Purchase obligations	24,841	11,199	—	—	36,040
Other liabilities	416	1,256	629	7,551	9,852

Total	$124,307	$178,892	$79,652	$35,257	$418,108

Long-term debt obligations consist of promissory notes and related interest as well as other forms of indebtedness issued in connection with certain acquisitions and other payment obligations. Operating lease obligations consist of minimum rental commitments for 2008 and thereafter under non-cancelable leases in effect at December 31, 2007. Purchase obligations consist of purchase commitments primarily related to telecom service agreements, software licenses and subscriptions, and computer hardware and software maintenance agreements. The above table does not reflect $5.8 million of unrecognized tax benefits which the Company has accrued for uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As of December 31, 2007, the Company classified $3.5 million of its unrecognized tax benefits as a current liability, as these amounts are expected to be paid in the next twelve months. The remaining $2.3 million of unrecognized tax benefits have been classified as a non-current liability, as a reasonably reliable estimate of the period of future payments, if any, could not be determined.

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

For the year ended December 31, 2007, approximately 24% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

Item 8.    Financial Statements and Supplementary Data

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share amounts)

	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$310,000	$447,479
Accounts receivable, less allowances of $28,464 and $22,495	593,169	531,824
Deferred income taxes and other current assets	156,469	133,052

Total current assets	1,059,638	1,112,355
Goodwill and other intangible assets, net	195,143	178,665
Property and equipment, net	152,311	132,081
Deferred income taxes	43,206	35,920

Total assets	$1,450,298	$1,459,021

LIABILITIES
Accounts payable and accrued expenses	$108,070	$99,484
Accrued payroll costs and retirement obligations	323,264	294,325
Income taxes payable	16,248	8,568
Current portion of notes payable and other indebtedness	370	363

Total current liabilities	447,952	402,740
Notes payable and other indebtedness, less current portion	3,753	3,831
Other liabilities	14,544	9,779

Total liabilities	466,249	416,350

Commitments and Contingencies (Note I)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 158,057,575 and 167,847,849 shares	158	168
Capital surplus	915,038	1,003,926
Deferred compensation	—	—
Accumulated other comprehensive income	68,853	38,577
Retained earnings	—	—

Total stockholders’ equity	984,049	1,042,671

Total liabilities and stockholders’ equity	$1,450,298	$1,459,021

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005
Net service revenues	$4,645,666	$4,013,546	$3,338,439
Direct costs of services, consisting of payroll, payroll taxes, insurance costs and reimbursable expenses	2,667,838	2,319,293	1,965,390

Gross margin	1,977,828	1,694,253	1,373,049
Selling, general and administrative expenses	1,497,957	1,243,952	991,488
Amortization of intangible assets	2,594	851	335
Interest income, net	(13,127)	(16,752)	(10,948)

Income before income taxes	490,404	466,202	392,174
Provision for income taxes	194,192	183,024	154,304

Net income	$296,212	$283,178	$237,870

Basic net income per share	$1.85	$1.71	$1.42
Diluted net income per share	$1.81	$1.65	$1.36

Shares:
Basic	159,767	166,003	167,664
Diluted	163,479	171,712	174,382

Cash dividends declared per share	$.40	$.32	$.28

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005
COMMON STOCK—SHARES:
Balance at beginning of period	167,848	170,682	172,981
Net issuances of restricted stock	1,297	1,702	1,408
Repurchases of common stock	(13,835)	(11,242)	(9,214)
Exercises of stock options	2,748	6,706	5,507

Balance at end of period	158,058	167,848	170,682

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$168	$171	$173
Net issuances of restricted stock	1	2	1
Repurchases of common stock	(14)	(12)	(9)
Exercises of stock options	3	7	6

Balance at end of period	$158	$168	$171

CAPITAL SURPLUS:
Balance at beginning of period	$1,003,926	$875,843	$702,331
Net issuances of, and other changes to, restricted stock—excess over par value	—	—	49,862
Net issuances of restricted stock at par value	(1)	(2)	—
Net issuances of stock units	—	—	856
Repurchases of common stock—excess over par value	(225,641)	(14,980)	—
Exercises of stock options—excess over par value	52,383	105,366	76,994
Stock-based compensation expense—restricted stock and stock units	53,830	40,835	—
Stock-based compensation expense—stock options	9,229	17,628	—
Tax impact of equity incentive plans	21,312	65,414	45,800
Reclassification of deferred compensation	—	(86,178)	—

Balance at end of period	$915,038	$1,003,926	$875,843

DEFERRED COMPENSATION:
Balance at beginning of period	$—	$(86,178)	$(63,944)
Net issuances of, and other changes to, restricted stock	—	—	(49,863)
Net issuances of stock units	—	—	(856)
Amortization of deferred compensation	—	—	28,485
Reclassification of deferred compensation	—	86,178	—

Balance at end of period	$—	$—	$(86,178)

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$38,577	$24,987	$32,570
Translation adjustments, net of tax	30,276	13,590	(7,583)

Balance at end of period	$68,853	$38,577	$24,987

RETAINED EARNINGS:
Balance at beginning of period	$—	$156,050	$240,740
Cumulative impact from adoption of FASB Interpretation No. 48	(1,709)	—	—
Repurchases of common stock—excess over par value	(228,983)	(384,825)	(274,779)
Cash dividends ($.40 per share, $.32 per share and $.28 per share)	(65,520)	(54,403)	(47,781)
Net income	296,212	283,178	237,870

Balance at end of period	$—	$—	$156,050

COMPREHENSIVE INCOME:
Net income	$296,212	$283,178	$237,870
Translation adjustments net of tax	30,276	13,590	(7,583)

Total comprehensive income	$326,488	$296,768	$230,287

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$296,212	$283,178	$237,870
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	2,594	851	335
Depreciation expense	68,847	60,234	50,994
Stock-based compensation expense—restricted stock and stock units	53,830	40,835	28,485
Stock-based compensation expense—stock options	9,229	17,628	—
Tax impact of equity incentive plans	—	—	45,800
Excess tax benefits from stock-based compensation	(14,690)	(49,929)	—
Provision for deferred income taxes	(7,242)	(19,318)	(13,371)
Provision for doubtful accounts	11,359	7,585	10,097
Changes in assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(54,723)	(75,442)	(76,897)
Increase in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	26,944	49,542	54,970
Increase (decrease) in income taxes payable	28,839	66,166	(5,646)
Change in other assets, net of change in other liabilities	(9,975)	(5,112)	(5,109)

Net cash flows provided by operating activities	411,224	376,218	327,528

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of goodwill and other intangible assets and other assets	(19,524)	(11,958)	(4,474)
Capital expenditures	(83,777)	(80,446)	(61,751)
Increase in trusts for employee benefits and retirement plans	(12,949)	(3,618)	(2,965)
Purchases of marketable securities	—	—	(602)
Proceeds from sales and maturities of marketable securities	—	—	92,128

Net cash flows (used in) provided by investing activities	(116,250)	(96,022)	22,336

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(452,944)	(399,817)	(262,382)
Cash dividends paid	(65,520)	(54,403)	(47,781)
(Decrease) increase in notes payable and other indebtedness	(352)	(348)	711
Excess tax benefits from stock-based compensation	14,690	49,929	—
Proceeds from exercises of stock options	52,386	105,373	77,000

Net cash flows used in financing activities	(451,740)	(299,266)	(232,452)

Effect of exchange rate changes on cash and cash equivalents	19,287	8,191	(4,337)

Net (decrease) increase in cash and cash equivalents	(137,479)	(10,879)	113,075
Cash and cash equivalents at beginning of period	447,479	458,358	345,283

Cash and cash equivalents at end of period	$310,000	$447,479	$458,358

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$505	$537	$507
Income taxes, net of refunds	$165,866	$131,769	$131,967
Purchase of goodwill and other intangible assets and other assets:
Assets acquired
Goodwill and other intangible assets	$16,917	$13,970	$1,750
Other assets	3,002	4,051	2,724
Liabilities incurred
Notes payable and other contracts	—	(1,524)	—
Other liabilities	(395)	(4,539)	—

Cash paid, net of cash acquired	$19,524	$11,958	$4,474

Non-cash items:
Stock repurchases awaiting settlement	$1,694	$—	$12,406

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

Use of Estimates.    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of December 31, 2007, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses and income and other taxes.

Revenue Recognition.    The Company derives its revenues from three segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. Net service revenues as presented on the Consolidated Statements of Operations represent services rendered to customers less sales adjustments and allowances. Reimbursements, including those related to travel and out-of-pocket expenses, are also included in net service revenues, and equivalent amounts of reimbursable expenses are included in direct costs of services. The Company records revenue on a gross basis as a principal versus on a net basis as an agent in the presentation of revenues and expenses. The Company has concluded that gross reporting is appropriate because the Company (i) has the risk of identifying and hiring qualified employees, (ii) has the discretion to select the employees and establish their price and duties and (iii) bears the risk for services that are not fully paid for by customers.

Temporary and consultant staffing revenues—Temporary and consultant staffing revenues are recognized when the services are rendered by the Company’s temporary employees. Employees placed on temporary assignment by the Company are the Company’s legal employees while they are working on assignments. The Company pays all related costs of employment, including workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company assumes the risk of acceptability of its employees to its customers.

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

Costs of Services.    Direct costs of temporary and consultant staffing services consist of payroll, payroll taxes and insurance costs for the Company’s temporary employees, as well as reimbursable expenses. Direct costs of permanent placement staffing services consist of reimbursable expenses. Risk consulting and internal audit costs of services include professional staff payroll, payroll taxes and insurance costs, as well as reimbursable expenses.

Advertising Costs.    The Company expenses all advertising costs as incurred. Advertising expense totaled $59.2 million, $52.3 million and $47.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Goodwill and Intangible Assets.    Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment analysis during each of the three years ended December 31, 2007, and determined that no adjustment to the carrying value of goodwill was required.

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

Stock-based Compensation.    Under various stock plans, officers, employees, and outside directors have received or may receive grants of restricted stock, stock units, stock appreciation rights or options to purchase common stock. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”). Prior to January 1, 2006, the Company accounted for the plans under the measurement and recognition provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under APB 25, the Company recorded stock-based compensation expense for restricted stock and stock units in its Financial Statements. Under the provisions of APB 25, the Company was not required to recognize compensation expense for stock options due to using the intrinsic value method. Stock-based compensation expense for stock options was included as a pro forma disclosure in the financial statement footnotes.

The following table reflects pro forma net income and basic and diluted net income per share (in thousands, except per share amounts):

Year Ended December 31, 2005
Net Income
As reported	$237,870
Stock-based employee compensation expense, net of related tax effects	17,148
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(31,466)

Pro forma	$223,552

Net Income Per Share
Basic
As reported	$1.42
Pro forma	$1.33
Diluted
As reported	$1.36
Pro forma	$1.29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note A—Summary of Significant Accounting Policies (Continued)

The fair value of each option is estimated, as of the grant date, using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005: expected dividend yield of 0.92%; expected volatility of 47.1%; risk-free interest rate of 3.8%; and expected life of 6.1 years.

The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, the Company’s Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized in the Company’s Financial Statements for the years ended December 31, 2007 and 2006 included compensation expense for stock options, which includes grants made prior to, but not yet vested as of December 31, 2005, as well as stock options granted subsequent to December 31, 2005. The effect of applying SFAS 123(R) is outlined in the following table (in thousands, except per share amounts):

	Years ended December 31,
	2007	2006
Income before income taxes	$(9,228)	$(17,628)
Net income	$(5,574)	$(10,707)
Net income per share:
Basic	$(0.03)	$(0.06)
Diluted	$(0.03)	$(0.06)

See Note K—Stock Plans for further information.

Property and Equipment.    Property and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the following useful lives:

Computer hardware	2 to 3 years
Computer software	2 to 5 years
Furniture and equipment	5 years
Leasehold improvements	Term of lease, 5 years maximum

Internal-use Software.    The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. The Company capitalized approximately $13.3 million, $8.3 million and $4.5 million of internal-use software development costs for the years ended December 31, 2007, 2006 and 2005, respectively.

Note B—New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of January 1, 2008. The Company does not expect the adoption of SFAS 159 to have a material impact on its Financial Statements.

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B—New Accounting Pronouncements (Continued)

compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 is effective as of January 1, 2008. The Company does not expect the adoption of EITF 06-11 to have a material impact on its Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is in the process of analyzing the impact of SFAS No. 141(R) on its Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained, noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is in the process of analyzing the impact of SFAS No. 160 on its Financial Statements.

Note C—Deferred Income Taxes and Other Current Assets

Deferred income taxes and other current assets consisted of the following (in thousands):

	December 31,
	2007	2006
Deferred income taxes	$55,522	$55,066
Deposits in trusts for employee benefits and retirement plans	51,179	38,229
Other	49,768	39,757

	$156,469	$133,052

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note D—Goodwill and Other Intangible Assets, Net

The following table sets forth the activity in goodwill and other intangible assets from December 31, 2005 through December 31, 2007 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balance as of December 31, 2005	$164,131	$1,726	$165,857
Purchase of intangible assets	12,232	1,738	13,970
Translation adjustments	762	15	777
Decrease in unamortized retirement costs	—	(1,088)	(1,088)
Amortization of intangible assets	—	(851)	(851)

Balance as of December 31, 2006	177,125	1,540	178,665
Purchase of intangible assets	11,817	5,100	16,917
Translation adjustments	2,126	29	2,155
Amortization of intangible assets	—	(2,594)	(2,594)

Balance as of December 31, 2007	$191,068	$4,075	$195,143

The estimated remaining amortization expense is $2.4 million for 2008, $1.3 million for 2009, and $0.4 million thereafter.

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31,
	2007	2006
Computer hardware	$151,924	$131,591
Computer software	243,216	208,683
Furniture and equipment	129,103	118,536
Leasehold improvements	113,654	94,766
Other	16,089	15,955

Property and equipment, cost	653,986	569,531
Accumulated depreciation	(501,675)	(437,450)

Property and equipment, net	$152,311	$132,081

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	December 31,
	2007	2006
Payroll and benefits	$195,383	$173,307
Employee retirement obligations	64,049	59,129
Workers’ compensation	28,996	24,933
Payroll taxes	34,836	36,956

	$323,264	$294,325

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note F—Accrued Payroll Costs and Retirement Obligations (Continued)

Included in employee retirement obligations is $57 million at December 31, 2007, and $53 million at December 31, 2006, related to the Company’s Chief Executive Officer for a deferred compensation plan and other benefits.

Note G—Notes Payable and Other Indebtedness

The Company issued promissory notes as well as other forms of indebtedness in connection with certain acquisitions and other payment obligations. These are due in varying installments, carry varying interest rates and, in aggregate, amounted to $4.1 million at December 31, 2007 and $4.2 million at December 31, 2006. At December 31, 2007, $2.0 million of the notes were collateralized by a standby letter of credit. The following table shows the schedule of maturities for notes payable and other indebtedness at December 31, 2007 (in thousands):

2008	$370
2009	1,861
2010	113
2011	123
2012	111
Thereafter	1,545

$4,123

At December 31, 2007, the notes carried fixed rates and the weighted average interest rate for the above was approximately 6.5%, 6.9% and 8.7% for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company has an uncommitted letter of credit facility (“the facility”) of up to $35.0 million, which is available to cover the issuance of debt support standby letters of credit. The Company had used $23.1 million in debt support standby letters of credit as of December 31, 2007, and $27.0 million, as of December 31, 2006. Of the debt support standby letters of credit outstanding, $21.0 million, as of December 31, 2007 and $24.8 million, as of December 31, 2006, satisfies workers’ compensation insurer’s collateral requirements. There is a service fee of 1.0% on the used portion of the facility. The facility is subject to certain financial covenants and expires on August 31, 2008.

Note H—Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2007, 2006 and 2005 consisted of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005
Current:
Federal	$144,520	$148,926	$128,497
State	31,448	32,329	27,746
Foreign	25,466	21,087	11,432
Deferred:
Federal and state	(6,599)	(19,096)	(13,380)
Foreign	(643)	(222)	9

	$194,192	$183,024	$154,304

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H—Income Taxes (Continued)

Income before the provision for income taxes for the years ended December 31, 2007, 2006 and 2005 consisted of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005
Domestic	$439,015	$423,312	$359,709
Foreign	51,389	42,890	32,465

	$490,404	$466,202	$392,174

The income taxes shown above varied from the statutory federal income tax rates for these periods as follows:

	Years Ended December 31,
	2007	2006	2005
Federal U.S. income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.3	4.2	4.3
Tax-free interest income	(0.3)	(0.5)	(0.4)
Non-deductible expenses	0.5	0.4	0.3
Non-U.S. income taxed at different rates, net of foreign tax credits	0.5	0.1	(0.4)
Federal tax credits	(0.3)	—	—
Other, net	(0.1)	0.1	0.5

Effective tax rate	39.6%	39.3%	39.3%

The deferred portion of the tax provision consisted of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005
Amortization of franchise rights	$994	$972	$912
Amortization of other intangibles	(214)	339	449
Accrued expenses, deducted for tax when paid	(8,544)	(22,154)	(10,239)
Capitalized costs for books, deducted for tax	6,701	3,673	226
Depreciation	(3,146)	(4,980)	(6,815)
Federal benefit of state FIN 48 liability	(3,242)	—	—
Other, net	209	2,832	2,096

	$(7,242)	$(19,318)	$(13,371)

The deferred income tax amounts included on the Consolidated Statements of Financial Position are comprised of the following (in thousands):

	December 31,
	2007	2006
Current deferred income tax assets, net	$55,522	$55,066
Long-term deferred income tax assets, net	43,206	35,920

	$98,728	$90,986

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H—Income Taxes (Continued)

The components of the deferred income tax amounts at December 31, 2007 and 2006 were as follows (in thousands):

	December 31,
	2007	2006
Deferred Income Tax Assets
Provision for bad debts	$7,191	$6,178
Employee retirement and other benefit obligations	48,219	45,170
Workers’ compensation	9,245	9,814
Deferred compensation	23,979	19,656
Credits and net operating loss carryforwards	23,892	22,300
Property and equipment basis differences	2,497	6,054
Other	15,773	11,866

Total deferred income tax assets	130,796	121,038

Deferred Income Tax Liabilities
Amortization of intangible assets	(14,935)	(14,156)
Other	(4,434)	(4,359)

Total deferred income tax liabilities	(19,369)	(18,515)
Valuation allowance	(12,699)	(11,537)

Total deferred income tax assets, net	$98,728	$90,986

The Company has net operating loss carryforwards in a number of states. The tax benefit of these net operating losses is $0.9 million. These state net operating losses expire in 2008 and later. The Company has net operating loss carryforwards in foreign countries. The tax benefit of these net operating losses is $12.7 million. These net operating losses expire in 2008 and later.

The Company has not provided deferred income taxes or foreign withholding taxes on $4.8 million and $7.0 million of undistributed earnings of its non-U.S. subsidiaries as of December 31, 2007 and 2006 respectively, since the Company intends to reinvest these earnings indefinitely. The U.S. tax impact upon repatriation, net of foreign tax credits, would be $0.4 million and zero for the years ended December 31, 2007 and 2006, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H—Income Taxes (Continued)

The following table reconciles the total amounts of gross unrecognized tax benefits from January 1, 2007 to December 31, 2007 (in thousands):

Unrecognized tax benefits as of January 1, 2007	$8,088
Gross increases—tax positions in prior years	523
Gross decreases—tax positions in prior years	(1,465)
Gross increases—tax positions in current year	122
Settlements	(1,450)
Lapse of statute of limitations	(35)

Unrecognized tax benefits as of December 31, 2007	$5,783

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $4.2 million.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The total amount of interest and penalties accrued as of December 31, 2007 is $4.9 million, including $1.9 million that was accrued during the year.

The Company believes it is reasonably possible that the settlement of certain tax uncertainties could occur within the next twelve months; accordingly, $3.5 million of the unrecognized gross tax benefit has been classified as a current liability as of December 31, 2007. This amount primarily represents unrecognized tax benefits comprised of items related to assessed state income tax audits, as well as state and federal settlement negotiations currently in progress.

The Company’s major income tax jurisdictions are the United States and Canada. For U.S. federal income tax, the Company remains subject to examination for 2002 and subsequent years. For major U.S. states, with few exceptions, the Company remains subject to examination for 2000 and subsequent years. For Canada, the Company remains subject to examination for 2002 and subsequent years.

Note I—Commitments and Contingencies

Rental expense, primarily for office premises, amounted to $95.8 million, $83.4 million and $75.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. The approximate minimum rental commitments for 2008 and thereafter under non-cancelable leases in effect at December 31, 2007 were as follows (in thousands):

2008	$98,421
2009	89,910
2010	74,193
2011	46,541
2012	31,948
Thereafter	25,435

$366,448

Additionally, as of December 31, 2007, the Company had future purchase commitments of approximately $36 million over the next three years primarily related to telecom service agreements, software licenses and subscriptions, and computer hardware and software maintenance agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note I—Commitments and Contingencies (Continued)

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

On December 6, 2004, Plaintiffs Ian O’Donnell and David Jolicoeur, on behalf of themselves and a putative class of salaried Staffing Managers, Account Executives and Account Managers, filed a complaint in Massachusetts Superior Court naming the Company and one of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Staffing Managers, Account Executives and Account Managers based in Massachusetts within the past two years have been misclassified under Massachusetts law as exempt employees and seeks an unspecified amount equal to three times their unpaid overtime compensation alleged to be due to them had they been paid as non-exempt, hourly employees, plus costs and legal fees. The complaint also makes similar allegations under the U.S. Fair Labor Standards Act on behalf of all Staffing Managers, Account Executives and Account Managers employed in any state other than Massachusetts and California within the past three years and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees, plus an equal amount as liquidated damages. The case has been removed to the United States District Court for the District of Massachusetts. On March 30, 2006, the Court allowed Plaintiffs to amend their complaint to add claims that the Company failed to pay its exempt employees on a “salary basis” as required by Massachusetts and federal law, but denied Plaintiffs’ first motion seeking conditional certification of their federal claims as a collective action on behalf of a group of Staffing Managers, Account Executives and Account Managers. The Plaintiffs later filed a second motion for conditional certification, which the Court denied on May 10, 2007. On January 9, 2008, the Court denied two other motions brought by the Plaintiffs, for reconsideration of the Court’s denial of conditional certification and for certification of that question to the First Circuit Court of Appeals. In the same January 9, 2008 decision, the Court also denied cross-motions for summary judgment on Plaintiffs’ salary basis claims. Finally, the Court reserved judgment regarding Plaintiffs’ motion for certification of a class based on state law claims, subject to further briefing by the parties. At this stage of the litigation, it is not feasible to predict its outcome or a range of loss, should a loss occur. Accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On August 9, 2005, Plaintiff Lizette Greene, on behalf of herself and a putative class of salaried “inside sales persons,” filed a complaint in United States District Court for the Northern District of California naming the Company and three of its wholly owned subsidiaries as Defendants. On December 1, 2005, the Plaintiff amended the Complaint. The Amended Complaint alleges that purported “inside sales persons” based in California have been misclassified under federal law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees. In addition, the Plaintiff also makes two claims under the California Private Attorney Generals Act seeking an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note I—Commitments and Contingencies (Continued)

of these employees as exempt employees. Plaintiff also makes a claim under California Business and Professions Code § 17200 for a putative nation wide class of purported “inside sales persons.” On December 22, 2006, the Plaintiff filed a motion for conditional certification of their federal claims in which they seek to represent a class of salaried employees who worked for the Company and certain of its subsidiaries in California within three years before the complaint was filed and seeking permission to mail class members a notice regarding their right to opt into the case as plaintiffs. On June 7, 2007, the Court stayed this litigation pending resolution of the Lafitte action described in the first paragraph of this Note I. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

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

Legal costs associated with the resolution of claims, lawsuits and other contingencies are expensed as incurred.

Note J—Stockholders’ Equity

Stock Repurchase Program.    As of December 31, 2007, the Company is authorized to repurchase, from time to time, up to 9.2 million additional shares of the Company’s common stock on the open market or in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note J—Stockholders’ Equity (Continued)

privately negotiated transactions, depending on market conditions. During the years ended December 31, 2007, 2006 and 2005, the Company repurchased approximately 12.2 million shares, 7.9 million shares and 7.6 million shares of common stock on the open market for a total cost of $397 million, $273 million and $222 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the years ended December 31, 2007, 2006 and 2005, such repurchases totaled approximately 1.6 million shares, 3.3 million shares and 1.6 million shares at a cost of $58 million, $127 million and $53 million, respectively. Repurchases of securities have been funded with cash generated from operations.

Repurchases of shares are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus. As a result, the Company had no retained earnings as of December 31, 2007.

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for each of the three years ended December 31, 2007 (consisting of stock option exercises and the purchase of shares for the treasury) is presented in the Consolidated Statements of Stockholders’ Equity.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method; accordingly, prior periods have not been restated. Stock-based compensation expense recognized in the Company’s Financial Statements for the years ended December 31, 2007 and 2006 included compensation expense for stock options, which includes grants made prior to, but not yet vested as of December 31, 2005, as well as stock options granted subsequent to December 31, 2005.

SFAS 123(R) requires that excess tax benefits be recognized as an addition to capital surplus and that unrealized tax benefits be recognized as income tax expense unless there are excess tax benefits from previous equity awards to which it can be offset. The Company calculates the amount of eligible excess tax benefits that are available to offset future tax shortfalls in accordance with the long-form method described in paragraph 81 of SFAS 123(R).

Under both SFAS 123 and SFAS 123(R), the Company determines the fair value of stock options using the Black-Scholes valuation model. Under SFAS 123, the Company estimated forfeitures. SFAS 123(R) requires the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Stock Plans (Continued)

Company to recognize expense over the service period for options that are expected to vest and record adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates.

No stock options were granted during the year ended December 31, 2007. During the year ended December 31, 2006, the Company granted stock options on 0.2 million shares. The assumptions utilized in the Black-Scholes valuation model for these stock options included expected dividend yield of .99%, expected volatility of 38.5%, risk-free interest rate of 4.9% and an expected life of 4.7 years.

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

Stock-based compensation expense related to stock options recognized under SFAS 123(R) for the years ended December 31, 2007 and 2006 was $9.2 million and $17.6 million, respectively. As of December 31, 2007 and 2006, total unrecognized compensation cost, net of estimated forfeitures, was $4.7 million and $13.1 million, respectively, related to stock options and $100.6 million and $78.9 million, respectively, related to restricted stock and stock units. The unrecognized compensation cost is expected to be recognized over the next 4 years. There was no stock-based compensation expense related to stock options recognized during the year ended December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Stock Plans (Continued)

The following table reflects activity under all stock plans from December 31, 2004 through December 31, 2007, and the weighted average exercise prices (in thousands, except per share amounts):

	Restricted Stock Plans		Stock Option Plans
	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2004	3,444	$22.62	26,678	$17.67
Granted	1,490	$30.46	489	$30.55
Exercised	—	—	(5,508)	$13.98
Restrictions lapsed	(1,030)	$19.92	—	—
Forfeited	(56)	$26.03	(686)	$23.04

Outstanding, December 31, 2005	3,848	$26.32	20,973	$18.77
Granted	1,953	$35.69	207	$32.36
Exercised	—	—	(6,706)	$15.71
Restrictions lapsed	(1,152)	$23.57	—	—
Forfeited	(120)	$31.78	(281)	$25.04

Outstanding, December 31, 2006	4,529	$30.92	14,193	$20.29
Granted	1,688	$37.50	—	—
Exercised	—	—	(2,748)	$19.06
Restrictions lapsed	(1,659)	$29.36	—	—
Forfeited	(180)	$34.89	(169)	$26.10

Outstanding, December 31, 2007	4,378	$33.88	11,276	$20.51

The total pre-tax intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $45.3 million, $150.9 million and $108.6 million, respectively. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $60.9 million, $42.8 million and $28.7 million, respectively.

The following table summarizes information about options outstanding as of December 31, 2007 (in thousands, except number of years and per share amounts):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable as of December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$10.41 to $14.28	2,360	1.99	$13.77		2,360	1.99	$13.77
$14.37 to $16.95	2,035	4.91	$16.60		2,036	4.91	$16.60
$17.06 to $21.71	1,880	3.88	$20.47		1,880	3.88	$20.47
$22.24 to $22.85	2,097	3.64	$22.61		2,097	3.64	$22.61
$22.97 to $27.36	1,930	5.25	$25.87		1,636	4.96	$25.83
$27.42 to $34.75	974	5.98	$29.89		638	5.17	$29.43

	11,276	4.04	$20.51	$73,634	10,647	3.85	$20.03	$74,637

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $27.04 as of December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Stock Plans (Continued)

At December 31, 2007, the total number of available shares to grant under the plans (consisting of either restricted stock, stock units, stock appreciation rights or options to purchase common stock) was approximately 4.9 million. Of the 11.3 million options outstanding at December 31, 2007, 10.6 million options were exercisable with a weighted average exercise price of $20.03, and 0.7 million options were not exercisable with a weighted average exercise price of $28.61.

Note L—Net Income Per Share

The calculation of net income per share for the three years ended December 31, 2007 is reflected in the following table (in thousands, except per share amounts):

	Years Ended December 31,
	2007	2006	2005
Net Income	$296,212	$283,178	$237,870
Basic:
Weighted average shares	159,767	166,003	167,664

Diluted:
Weighted average shares	159,767	166,003	167,664
Potentially dilutive shares	3,712	5,709	6,718

Diluted shares	163,479	171,712	174,382

Net Income Per Share:
Basic	$1.85	$1.71	$1.42
Diluted	$1.81	$1.65	$1.36

The weighted average diluted common shares outstanding for the years ended December 31, 2007, 2006 and 2005 excludes the dilutive effect of approximately 0.3 million, 0.2 million and 0.1 million options, restricted stock and stock units, respectively. Employee stock options will have a dilutive effect under the treasury method only when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds. Under the treasury method, exercise proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in capital surplus, if the options were exercised and the restricted stock and stock units had vested. The computation of potentially dilutive shares also included unvested restricted stock and stock units.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note M—Business Segments (Continued)

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results (in thousands):

	Years Ended December 31,
	2007	2006	2005
Net service revenues
Temporary and consultant staffing	$3,649,274	$3,133,886	$2,640,211
Permanent placement staffing	444,090	336,250	219,234
Risk consulting and internal audit services	552,302	543,410	478,994

	$4,645,666	$4,013,546	$3,338,439

Operating income
Temporary and consultant staffing	$372,892	$314,754	$250,161
Permanent placement staffing	86,109	74,757	44,602
Risk consulting and internal audit services	20,870	60,790	86,798

	479,871	450,301	381,561
Amortization of intangible assets	2,594	851	335
Interest income, net	(13,127)	(16,752)	(10,948)

Income before income taxes	$490,404	$466,202	$392,174

The Company does not report total assets by segment. The following table represents identifiable assets by business segment (in thousands):

	December 31,
	2007	2006
Accounts receivable
Temporary and consultant staffing	$426,731	$388,939
Permanent placement staffing	77,352	56,772
Risk consulting and internal audit services	117,550	108,608

	$621,633	$554,319

The Company operates internationally, with operations in North America, South America, Europe, Asia and Australia. The following tables represent revenues and long-lived assets by geographic location (in thousands):

	Years Ended December 31,
	2007	2006	2005
Net service revenues
Domestic	$3,509,299	$3,169,509	$2,702,387
Foreign	1,136,367	844,037	636,052

	$4,645,666	$4,013,546	$3,338,439

	December 31,
	2007	2006	2005
Assets, long-lived
Domestic	$121,034	$107,661	$96,339
Foreign	31,277	24,420	14,176

	$152,311	$132,081	$110,515

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note N—Quarterly Financial Data (Unaudited)

The following tabulation shows certain quarterly financial data for 2007 and 2006 (in thousands, except per share amounts):

	Quarter				Year Ended December 31,
2007	1	2	3	4
Net service revenues	$1,097,425	$1,149,128	$1,179,045	$1,220,068	$4,645,666
Gross margin	$460,729	$492,685	$500,793	$523,621	$1,977,828
Income before income taxes	$116,093	$120,304	$122,139	$131,868	$490,404
Net income	$70,707	$72,726	$73,963	$78,816	$296,212
Basic net income per share	$.43	$.45	$.47	$.51	$1.85
Diluted net income per share	$.42	$.44	$.46	$.50	$1.81

	Quarter				Year Ended December 31,
2006	1	2	3	4
Net service revenues	$943,924	$981,825	$1,027,563	$1,060,234	$4,013,546
Gross margin	$393,204	$418,002	$431,997	$451,050	$1,694,253
Income before income taxes	$109,073	$113,730	$119,908	$123,491	$466,202
Net income	$65,503	$68,655	$73,647	$75,373	$283,178
Basic net income per share	$.39	$.41	$.45	$.46	$1.71
Diluted net income per share	$.38	$.39	$.43	$.45	$1.65

Note O—Subsequent Event

On February 13, 2008, the Company announced a quarterly dividend of $.11 per share to be paid to all shareholders of record on February 25, 2008. The dividend will be paid on March 14, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Robert Half International Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Robert Half International Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 19, 2008

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

Management’s Report on Internal Control over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.    Other Information

None.

PART III

Except as provided below in this Part III, the information required by Items 10 through 14 of Part III is incorporated by reference from Item 1 of this Report and from the registrant’s Proxy Statement, under the captions “Nomination and Election of Directors,” “Beneficial Stock Ownership,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Corporate Governance,” “The Board and Committees” and “Independent Public Accountants” which Proxy Statement will be mailed to stockholders in connection with the registrant’s annual meeting of stockholders which is scheduled to be held in May 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights A	Weighted average exercise price of outstanding options, warrants and rights B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by security holders	6,126,361	$20.25	4,884,904
Equity compensation plans not approved by security holders(a)	5,149,939	$20.81	—
Total	11,276,300	$20.51	4,884,904

(a)	These plans, by their terms, expressly prohibited any grants to directors or executive officers. All such plans were terminated in May 2005, and no future grants may be made under such plans. The information in the table reflects shares issuable upon the exercise of options granted before such plans were terminated.

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

The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Consolidated statements of financial position at December 31, 2007 and 2006.

Consolidated statements of operations for the years ended December 31, 2007, 2006, and 2005.

Consolidated statements of stockholders’ equity for the years ended December 31, 2007, 2006, and 2005.

Consolidated statements of cash flows for the years ended December 31, 2007, 2006, and 2005.

Notes to consolidated financial statements.

Report of independent registered public accounting firm.

Selected quarterly financial data for the years ended December 31, 2007 and 2006 are set forth in Note N—Quarterly Financial Data (Unaudited) included in Item 8 of this report.

          2.    Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

Schedules I, III, IV and V have been omitted as they are not applicable.

          3.    Exhibits

Exhibit No.	Exhibit
3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

3.2	By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

4.1	Restated Certificate of Incorporation of Registrant (filed as Exhibit 3.1).

*10.1	Form of Power of Attorney and Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.

*10.2	Employment Agreement between the Registrant and Harold M. Messmer, Jr., incorporated by reference to (i) Exhibit 10.(c) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1985, (ii) Exhibit 10.2(b) to Registrant’s Registration Statement on Form S-1 (No. 33-15171), (iii) Exhibit 10.2(c) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987, (iv) Exhibit 10.2(d) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, (v) Exhibit 28.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1990, (vi) Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, (vii) Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993, (viii) Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, (ix) Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995, (x) Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year

Exhibit No.	Exhibit
ended December 31, 1995, (xi) Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, (xii) Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, (xiii) Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, (xiv) Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and (xv) Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.

*10.3	Amended and Restated Retirement Agreement between Registrant and Harold M. Messmer Jr., incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated December 7, 2006.

*10.4	Excise Tax Restoration Agreement dated November 5, 1996, incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

*10.5	Outside Directors’ Option Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

*10.6	Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.7	Amended and Restated Deferred Compensation Plan, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 7, 2006.

*10.8	Severance Agreement dated as of August 2, 2000, between Registrant and Paul F. Gentzkow, incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.9	Agreement dated as of July 31, 1995, between Registrant and Paul F. Gentzkow, incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.10	Severance Agreement dated as of October 1, 1991, between Registrant and Paul F. Gentzkow, incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.11	Form of Amended and Restated Severance Agreement, incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*10.12	Form of Change in Control Severance Agreement, incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*10.13	Form of Indemnification Agreement for Directors of the Registrant, incorporated by reference to (i) Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and (ii) Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

*10.14	Form of Indemnification Agreement for Executive Officers of Registrant, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.15	Senior Executive Retirement Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal quarter ended June 30, 2003.

*10.16	Collateral Assignment of Split Dollar Insurance Agreement, incorporated by reference to (i) Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, and (ii) Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

*10.17	Form of Part-Time Employment Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

Exhibit No.	Exhibit
*10.18	StockPlus Plan, incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

*10.19	Restricted Stock Plan for Field Employees, incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

*10.20	Stock Option Plan for Field Employees, incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

*10.21	Equity Incentive Plan—Form of Restricted Stock Agreement, incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated October 21, 2004.

*10.22	Equity Incentive Plan—Form of Stock Option Agreement, incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated October 21, 2004.

*10.23	Outside Directors’ Option Plan—Form of Stock Option Agreement, incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated October 21, 2004.

*10.24	Summary of Outside Director Cash Remuneration, incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

*10.25	Stock Incentive Plan, incorporated by reference to Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

*10.26	Annual Performance Bonus Plan, incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

*10.27	Stock Incentive Plan—Form of Restricted Share Agreement for Executive Officers, incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

*10.28	Stock Incentive Plan—Form of Stock Option Agreement for Executive Officers, incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

*10.29	Stock Incentive Plan—Form of Restricted Share Agreement for Outside Directors, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.

*10.30	Stock Incentive Plan—Form of Stock Option Agreement for Outside Directors, incorporated by reference to Exhibit 99.6 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

21.1	Subsidiaries of the Registrant.

23.1	Accountant’s Consent.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Rule 1350 Certification of Chief Executive Officer.

32.2	Rule 1350 Certification of Chief Financial Officer.

*    Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

Date: February 19, 2008	By:	/s/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 19, 2008	By:	/s/ HAROLD M. MESSMER, JR.
Harold M. Messmer, Jr. Chairman of the Board, Chief Executive Officer, and a Director (Principal Executive Officer)

Date: February 19, 2008	By:	/s/ ANDREW S. BERWICK, JR.
Andrew S. Berwick, Jr., Director

Date: February 19, 2008	By:	/s/ FREDERICK P. FURTH
Frederick P. Furth, Director

Date: February 19, 2008	By:	/s/ EDWARD W. GIBBONS
Edward W. Gibbons, Director

Date: February 19, 2008	By:	/s/ THOMAS J. RYAN
Thomas J. Ryan, Director

Date: February 19, 2008	By:	/s/ J. STEPHEN SCHAUB
J. Stephen Schaub, Director

Date: February 19, 2008	By:	/s/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President, Chief Financial Officer and a Director (Principal Financial Officer)

Date: February 19, 2008	By:	/s/ MICHAEL C. BUCKLEY
Michael C. Buckley Executive Vice President and Treasurer (Principal Accounting Officer)

Schedule II—Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Charged to Expenses	Deductions	Translation Adjustments	Balance at End of Period
Year Ended December 31, 2005
Allowance for doubtful accounts receivable	$17,294	10,097	(5,584)	(1,041)	$20,766
Deferred tax valuation allowance	$7,154	6,126	(1,375)	(770)	$11,135

Year Ended December 31, 2006
Allowance for doubtful accounts receivable	$20,766	7,585	(4,329)	(1,527)	$22,495
Deferred tax valuation allowance	$11,135	1,802	(2,606)	1,206	$11,537

Year Ended December 31, 2007
Allowance for doubtful accounts receivable	$22,495	11,359	(7,684)	2,294	$28,464
Deferred tax valuation allowance	$11,537	3,991	(3,256)	427	$12,699