Form 10-Q
period 2008-03-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2008-05-09
CIK 315213

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one): Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2008:

158,816,379 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in thousands, except share amounts)

	March 31, 2008	December 31, 2007
ASSETS

Cash and cash equivalents	$356,064	$310,000
Accounts receivable, less allowances of $29,162 and $28,464	622,619	593,169
Deferred income taxes and other current assets	154,571	156,469

Total current assets	1,133,254	1,059,638
Goodwill and other intangible assets, net	194,485	195,143
Property and equipment, net	150,494	152,311
Deferred income taxes	48,125	43,206

Total assets	$1,526,358	$1,450,298

LIABILITIES

Accounts payable and accrued expenses	$113,269	$108,070
Accrued payroll costs and retirement obligations	343,454	323,264
Income taxes payable	24,697	16,248
Current portion of notes payable and other indebtedness	375	370

Total current liabilities	481,795	447,952
Notes payable and other indebtedness, less current portion	3,644	3,753
Other liabilities	13,622	14,544

Total liabilities	499,061	466,249

Commitments and Contingencies (Note G)

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 158,796,775 shares and 158,057,575 shares	159	158
Capital surplus	952,151	915,038
Accumulated other comprehensive income	74,987	68,853
Retained earnings	—	—

Total stockholders’ equity	1,027,297	984,049

Total liabilities and stockholders’ equity	$1,526,358	$1,450,298

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Net service revenues	$1,225,990	$1,097,425
Direct costs of services, consisting of payroll, payroll taxes, insurance costs and reimbursable expenses	715,002	636,696

Gross margin	510,988	460,729
Selling, general and administrative expenses	394,431	348,379
Amortization of intangible assets	641	274
Interest income, net	(2,014)	(4,017)

Income before income taxes	117,930	116,093
Provision for income taxes	47,146	45,386

Net income	$70,784	$70,707

Basic net income per share	$.46	$.43
Diluted net income per share	$.45	$.42

Shares:
Basic	154,567	163,841
Diluted	156,398	168,883

Cash dividends declared per share	$.11	$.10

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
COMMON STOCK—SHARES:
Balance at beginning of period	158,058	167,848
Net issuances of restricted stock	1,701	767
Repurchases of common stock	(2,256)	(2,401)
Exercises of stock options	1,294	729

Balance at end of period	158,797	166,943

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$158	$168
Net issuances of restricted stock	2	1
Repurchases of common stock	(2)	(3)
Exercises of stock options	1	1

Balance at end of period	$159	$167

CAPITAL SURPLUS:
Balance at beginning of period	$915,038	$1,003,926
Net issuances, and other changes to, restricted stock—excess over par value	(2)	(1)
Repurchases of common stock—excess over par value	(5,109)	(39,429)
Stock-based compensation expense—restricted stock and stock units	15,647	12,310
Stock-based compensation expense—stock options	1,254	2,599
Exercises of stock options—excess over par value	20,905	14,478
Tax impact of equity incentive plans	4,418	9,014

Balance at end of period	$952,151	$1,002,897

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$68,853	$38,577
Translation adjustments, net of tax	6,134	2,962

Balance at end of period	$74,987	$41,539

RETAINED EARNINGS:
Balance at beginning of period	$—	$—
Cumulative impact from adoption of FASB Interpretation No. 48	—	(1,709)
Repurchases of common stock—excess over par value	(53,242)	(52,115)
Cash dividends ($.11 per share and $.10 per share)	(17,542)	(16,883)
Net income	70,784	70,707

Balance at end of period	$—	$—

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,784	$70,707
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	641	274
Depreciation expense	17,610	15,919
Stock-based compensation expense—restricted stock and stock units	15,647	12,310
Stock-based compensation expense—stock options	1,254	2,599
Excess tax benefits from stock-based compensation	(930)	(7,674)
Provision for deferred income taxes	4,433	15,178
Provision for doubtful accounts	3,693	3,172
Changes in assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(27,282)	(30,795)
Increase in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	20,709	21,678
Increase in income taxes payable	12,761	13,454
Change in other assets, net of change in other liabilities	(820)	(3,133)

Net cash flows provided by operating activities	118,500	113,689

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of goodwill and other intangible assets and other assets	(272)	—
Capital expenditures	(16,427)	(24,099)
Increase in trusts for employee benefits and retirement plans	(1,977)	(2,739)

Net cash flows used in investing activities	(18,676)	(26,838)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(58,353)	(91,547)
Cash dividends paid	(17,542)	(16,883)
Decrease in notes payable and other indebtedness	(21)	(17)
Excess tax benefits from stock-based compensation	930	7,674
Proceeds from exercises of stock options	20,906	14,479

Net cash flows used in financing activities	(54,080)	(86,294)

Effect of exchange rate changes on cash and cash equivalents	320	1,866

Net increase in cash and cash equivalents	46,064	2,423
Cash and cash equivalents at beginning of period	310,000	447,479

Cash and cash equivalents at end of period	$356,064	$449,902

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$122	$133
Income taxes, net of refunds	$29,321	$15,349
Purchase of goodwill and other intangible assets and other assets:
Assets acquired
Goodwill and other intangible assets	$272	$—
Other assets	—	—
Liabilities incurred
Notes payable and other contracts	—	—
Other liabilities	—	—

Cash paid, net of cash acquired	$272	$—

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2008

Note A—Summary of Significant Accounting Policies

Nature of Operations. Robert Half International Inc. (the “Company”) provides specialized staffing and risk consulting services through such divisions as Accountemps®, Robert Half® Finance & Accounting, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group®, and Protiviti®. The Company, through its Accountemps, Robert Half Finance & Accounting, and Robert Half Management Resources divisions, is a specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OfficeTeam specializes in highly skilled temporary administrative support personnel. Robert Half Technology provides information technology professionals. Robert Half Legal provides temporary, project, and full-time staffing of attorneys and specialized support personnel within law firms and corporate legal departments. The Creative Group provides project staffing in the advertising, marketing, and web design fields. Protiviti provides business and technology risk consulting and internal audit services, and is a wholly owned subsidiary of the Company. Revenues are predominantly derived from specialized staffing services. The Company operates in North America, South America, Europe, Asia and Australia. The Company is a Delaware corporation.

Basis of Presentation. The unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). The comparative year-end condensed consolidated statement of financial position data presented was derived from audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the periods presented have been included. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2007, included in the annual report on Form 10-K. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for a full year.

Principles of Consolidation. The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany balances have been eliminated.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of March 31, 2008, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses and income and other taxes.

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

March 31, 2008

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

Advertising Costs. The Company expenses all advertising costs as incurred. Advertising expense totaled $14.1 million and $13.6 million for the three months ended March 31, 2008 and 2007, respectively.

Comprehensive Income. Comprehensive income includes net income and certain other items that are recorded directly to Stockholders’ Equity. The Company’s only source of other comprehensive income is foreign currency translation adjustments. The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$70,784	$70,707
Translation adjustments, net of tax	6,134	2,962

Total comprehensive income	$76,918	$73,669

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

March 31, 2008

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

March 31, 2008

Note A—Summary of Significant Accounting Policies (Continued)

Property and Equipment. Property and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the following useful lives:

Computer hardware	2 to 3 years
Computer software	2 to 5 years
Furniture and equipment	5 years
Leasehold improvements	Term of lease, 5 years maximum

Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. The Company capitalized approximately $1.4 million and $3.8 million of internal-use software development costs for the three months ended March 31, 2008 and 2007, respectively.

Note B—New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 141(R) to have a material effect on its Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained, noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a material effect on its Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. Subsequently in February 2008, the FASB issue FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and liabilities, except for items that are recognized and disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for financial assets and liabilities, effective January 1, 2008, did not impact the Company’s consolidated Financial Statements. The Company does not expect the adoption of SFAS 157 for non-financial assets and liabilities to have a material effect on its Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands quarterly disclosure requirements included in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2008

Note B—New Accounting Pronouncements (Continued)

133”), about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material effect on its Financial Statements.

Note C—Deferred Income Taxes and Other Current Assets

Deferred income taxes and other current assets consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Deferred income taxes	$46,339	$55,522
Deposits in trusts for employee benefits and retirement plans	53,156	51,179
Other	55,076	49,768

	$154,571	$156,469

Note D—Goodwill and Other Intangible Assets, Net

The following table sets forth the activity in goodwill and other intangible assets from December 31, 2007 through March 31, 2008 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balance as of December 31, 2007	$191,068	$4,075	$195,143
Purchase of goodwill and other intangible assets	—	272	272
Translation adjustments	(289)	—	(289)
Amortization of intangible assets	—	(641)	(641)

Balance as of March 31, 2008	$190,779	$3,706	$194,485

The estimated remaining amortization expense is $1.9 million for 2008, $1.5 million for 2009 and $0.3 million for 2010.

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Computer hardware	$154,825	$151,924
Computer software	248,562	243,216
Furniture and equipment	132,021	129,103
Leasehold improvements	118,862	113,654
Other	16,012	16,089

Property and equipment, cost	670,282	653,986
Accumulated depreciation	(519,788)	(501,675)

Property and equipment, net	$150,494	$152,311

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2008

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Payroll and benefits	$207,026	$195,383
Employee retirement obligations	65,167	64,049
Workers’ compensation	30,595	28,996
Payroll taxes	40,666	34,836

	$343,454	$323,264

Included in employee retirement obligations is $58 million at March 31, 2008, and $57 million at December 31, 2007, related to the Company’s Chief Executive Officer for a deferred compensation plan and other benefits.

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

On December 6, 2004, Plaintiffs Ian O’Donnell and David Jolicoeur, on behalf of themselves and a putative class of salaried Staffing Managers, Account Executives and Account Managers, filed a complaint in Massachusetts Superior Court naming the Company and one of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Staffing Managers, Account Executives and Account Managers based in Massachusetts within the past two years have been misclassified under Massachusetts law as exempt employees and seeks an unspecified amount equal to three times their unpaid overtime compensation alleged to be due to them had they been paid as non-exempt, hourly employees, plus costs and legal fees. The complaint also makes similar allegations under the U.S. Fair Labor Standards Act on behalf of all Staffing Managers, Account Executives and Account Managers employed in any state other than Massachusetts and California within the past three years and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees, plus an equal amount as liquidated damages. The case has been removed to the United States District Court for the District of Massachusetts. On March 30, 2006, the Court allowed Plaintiffs to amend their complaint to add claims that the Company failed to pay its exempt employees on a “salary basis” as required by Massachusetts and federal law, but denied Plaintiffs’ first motion seeking

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2008

Note G—Commitments and Contingencies (Continued)

conditional certification of their federal claims as a collective action on behalf of a group of Staffing Managers, Account Executives and Account Managers. The Plaintiffs later filed a second motion for conditional certification, which the Court denied on May 10, 2007. On January 9, 2008, the Court denied motions brought by the Plaintiffs: (1) for reconsideration of the Court’s denial of conditional certification of their federal claims as a collective action on behalf of a group of Staffing Managers, Account Executives and Account Managers and (2) for certification of that question to the First Circuit Court of Appeals. In the same January 9, 2008 decision, the Court also denied cross-motions for summary judgment on Plaintiffs’ salary basis claims. On March 27, 2008, the Court denied Plaintiffs’ motion to certify a state law class. Plaintiffs have petitioned for permission to appeal the Court’s March 27, 2008 decision to the U.S. Court of Appeals for the First Circuit, which petition the Company will oppose. At this stage of the litigation, it is not feasible to predict its outcome or a range of loss, should a loss occur. Accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

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

On May 4, 2006, Plaintiff Don Tran, on behalf of himself and a putative class of salaried Consultants and Senior Consultants, and a sub-class of terminated salaried Consultants and Senior Consultants, filed a complaint in California Superior Court naming Protiviti Inc., a wholly owned subsidiary of the Company (“Protiviti”), as Defendant. The complaint alleges that salaried consultants based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees. Plaintiff also seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. The complaint further seeks damages and penalties for the failure to provide meal and rest periods, and for the failure to reimburse business expenses, including, without limitation, parking and cellular telephone expenses. On February 28, 2008, the Court allowed Plaintiff to amend the complaint to name as class representatives two additional former Protiviti Consultants, who had worked for Protiviti’s “Internal Audit” business line. Plaintiff Tran had worked for Protiviti’s “Technology Risk” business line. On April 3, 2008, Plaintiffs agreed in open court to dismiss their claim for failure to reimburse business

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2008

Note G—Commitments and Contingencies (Continued)

expenses. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. Protiviti believes it has meritorious defenses to the allegations, and Protiviti intends to continue to vigorously defend against the litigation.

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

Note H—Stockholders’ Equity

Stock Repurchase Program. As of March 31, 2008, the Company is authorized to repurchase, from time to time, up to 8.1 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the three months ended March 31, 2008 and 2007, the Company repurchased approximately 1.0 million shares and 2.0 million shares of common stock on the open market for a total cost of $25 million and $77 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the three months ended March 31, 2008 and 2007, such repurchases totaled approximately 1.2 million shares and 0.4 million shares at a cost of $33 million and $15 million, respectively. Repurchases of securities have been funded with cash generated from operations.

Repurchases of shares are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus. As a result, the Company had no retained earnings as of March 31, 2008.

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for the three months ended March 31, 2008 and 2007 (consisting of stock option exercises and the purchase of shares for the treasury) is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2008

Note I—Stock Plans

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2008

Note J—Net Income Per Share

The calculation of net income per share for the three months ended March 31, 2008 and 2007 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Net income	$70,784	$70,707
Basic:
Weighted average shares	154,567	163,841

Diluted:
Weighted average shares	154,567	163,841
Potentially dilutive shares	1,831	5,042

Diluted shares	156,398	168,883

Net Income Per Share:
Basic	$.46	$.43
Diluted	$.45	$.42

The weighted average diluted common shares outstanding for the three months ended March 31, 2008 and 2007, excludes the dilutive effect of approximately 4.7 million and 0.8 million options, restricted stock and stock units, respectively. Employee stock options will have a dilutive effect under the treasury method only when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds. Under the treasury method, exercise proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in capital surplus, if the options were exercised and the restricted stock and stock units had vested. The computation of potentially dilutive shares also included unvested restricted stock and stock units.

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2008

Note K—Business Segments (Continued)

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results (in thousands):

	Three Months Ended March 31,
	2008	2007
Net service revenues
Temporary and consultant staffing	$968,245	$868,357
Permanent placement staffing	115,614	98,686
Risk consulting and internal audit services	142,131	130,382

	$1,225,990	$1,097,425

Operating income
Temporary and consultant staffing	$98,895	$87,797
Permanent placement staffing	17,137	20,112
Risk consulting and internal audit services	525	4,441

	116,557	112,350
Amortization of intangible assets	641	274
Interest income, net	(2,014)	(4,017)

Income before income taxes	$117,930	$116,093

Note L—Subsequent Events

On May 6, 2008, the Company announced a quarterly dividend of $.11 per share to be paid to all shareholders of record on May 23, 2008. The dividend will be paid on June 13, 2008.

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

Accounts Receivable Allowances. The Company maintains allowances for estimated losses resulting from (i) the inability of its customers to make required payments, (ii) temporary placement sales adjustments, and (iii) permanent placement candidates not remaining with the client through the 90-day guarantee period, commonly referred to as “fall offs”. The Company establishes these allowances based on its review of customers’ credit profiles, historical loss statistics and current trends. The adequacy of these allowances is reviewed each reporting period. Historically, the Company’s actual losses and credits have been consistent with these allowances. As a percentage of gross accounts receivable, the Company’s accounts receivable allowances totaled 4.5% and 4.6% as of March 31, 2008, and December 31, 2007, respectively. As of March 31, 2008, a five-percentage point deviation in the Company’s accounts receivable allowances balance would have resulted in an increase or decrease in the allowance of $1.5 million. Although future results cannot always be predicted by extrapolating past results, management believes that it is reasonably likely that future results will be consistent with historical trends and experience. However, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or if unexpected events or significant future changes in trends were to occur, additional allowances may be required.

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

The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. In relation to actual net operating losses in certain foreign operations, valuation allowances of $15.1 million were recorded as of March 31, 2008. If such losses are ultimately utilized to offset future operating income, the Company will benefit its deferred tax assets up to the full amount of the valuation reserve.

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

Workers’ Compensation. Except for states which require participation in state-operated insurance funds, the Company retains the economic burden for the first $0.5 million per occurrence in workers’ compensation claims. Workers’ compensation includes ongoing healthcare and indemnity coverage for claims and may be paid over numerous years following the date of injury. Claims in excess of $0.5 million are insured. Workers’ compensation expense includes the insurance premiums for claims in excess of $0.5 million, claims administration fees charged by the Company’s workers’ compensation administrator, premiums paid to state-operated insurance funds, and an estimate for the Company’s liability for Incurred But Not Reported (“IBNR”) claims and for the ongoing development of existing claims. Total workers’ compensation expense was $4.8 million and $3.0 million, representing 0.54% and 0.35% of applicable U.S. revenue for the three months ended March 31, 2008 and 2007, respectively.

The accrual for IBNR claims and for the ongoing development of existing claims in each reporting period includes estimates. The Company has established reserves for workers’ compensation claims using loss development rates which are estimated using periodic third party actuarial valuations based upon historical loss statistics which include the Company’s historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future results. Based on the Company’s results for the three months ended March 31, 2008, a five-percentage point deviation in the Company’s estimated loss development rates would have resulted in an increase or decrease in the allowance of $0.2 million.

Stock-based Compensation. Under various stock plans, officers, employees and outside directors have received or may receive grants of restricted stock, stock units, stock appreciation rights or options to purchase common stock. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires the Company to recognize compensation expense for only the portion of restricted stock and stock units that is expected to vest, rather than record forfeitures when they occur. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. For the three months ended March 31, 2008, compensation expense related to restricted stock and stock units was $15.6 million, of which $3.0 million was related to grants made in 2008. A one-percentage point deviation in the estimated forfeiture rates would have resulted in a $0.2 million increase or decrease in compensation expense related to restricted stock and stock units for the three months ended March 31, 2008.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 141(R) to have a material effect on its Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained, noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a material effect on its Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. Subsequently in February 2008, the FASB issue FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and liabilities, except for items that are recognized and disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for financial assets and liabilities, effective January 1, 2008, did not impact the Company’s consolidated Financial Statements. The Company does not expect the adoption of SFAS 157 for non-financial assets and liabilities to have a material effect on its Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands quarterly disclosure requirements included in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material effect on its Financial Statements.

Results of Operations for the Three Months Ended March 31, 2008 and 2007

Temporary and consultant staffing services revenues were $968 million and $868 million for the three months ended March 31, 2008 and 2007, respectively, increasing by 12% during the three months ended March 31, 2008, compared to the same period in 2007. On a constant-currency basis, temporary and consultant staffing services revenue increased 9% during the three months ended March 31, 2008, compared to the same period in 2007. Permanent placement revenues were $116 million and $99 million for the three months ended March 31, 2008 and 2007, respectively, increasing by 17% during the three months ended March 31, 2008, compared to the same period in 2007. On a constant-currency basis, permanent placement revenues increased 12% during the three months ended March 31, 2008, compared to the same period in 2007. The 2008 increase in temporary and permanent staffing services revenues is primarily due to higher international revenues, particularly in Continental Europe. Risk consulting and internal audit services revenues were $142 million and $130 million for the three months ended March 31, 2008 and 2007, respectively, increasing by 9% during the three months ended March 31, 2008, compared to the same period in 2007. On a constant-currency basis, risk consulting and internal audit services revenues increased 6% during the three months ended March 31, 2008, compared to the same period in 2007. The 2008 increase in risk consulting and internal audit services revenues is primarily due to higher international revenues, particularly in Asia. There can be no assurances that there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services, or that future results can be reliably predicted by considering past trends or extrapolating past results. We expect total Company revenues to continue to be impacted by general macroeconomic conditions in 2008.

The Company’s temporary and permanent staffing services business has more than 360 offices in 42 states, the District of Columbia and 18 foreign countries, while Protiviti has more than 60 offices in 23 states and 14 foreign countries. Revenues from foreign operations represented 28% and 23% of revenues for the three months ended March 31, 2008 and 2007, respectively.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services were $355 million and $320 million for the three months ended March 31, 2008 and 2007, respectively, increasing by 11% during the three months ended March 31, 2008, compared to the same period in 2007. On a constant-currency basis, temporary and consultant staffing services gross margin dollars increased 8% for the three months ended March 31, 2008, compared to the same period in 2007. Gross margin amounts equaled 37% of revenues for temporary and consultant staffing services for the three months ended March 31, 2008 and 2007.

Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $116 million and $99 million for the three months ended March 31, 2008 and 2007, respectively, increasing by 17% during the three months ended March 31, 2008, compared to the same period in 2007. On a constant currency basis, permanent placement staffing services gross margin dollars increased 12% for the three months ended March 31, 2008, compared to the same period in 2007.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $40 million and $42 million for the three months ended March 31, 2008 and 2007, respectively, decreasing by 4% in 2008. On a constant currency basis, risk consulting and internal audit services gross margin dollars decreased 6% for the three months ended March 31, 2008, compared to the same period in 2007. Gross margin amounts equaled

28% and 32% of revenues for risk consulting and internal audit services for the three months ended March 31, 2008 and 2007, respectively. The 2008 decrease in gross margin percentage is primarily the result of lower staff utilization rates.

Selling, general and administrative expenses were $394 million in the three months ended March 31, 2008, compared to $348 million in the three months ended March 31, 2007. Selling, general and administrative expenses as a percentage of revenues were 32% for the three months ended March 31, 2008 and 2007. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs.

For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company’s annual goodwill impairment analysis, which will be performed during the second quarter, is not expected to have a material effect on the Financial Statements. Net intangible assets, consisting primarily of goodwill, represented 13% of total assets and 19% of total stockholders’ equity at March 31, 2008.

Interest income for the three months ended March 31, 2008 and 2007 was $3.1 million and $5.1 million, respectively. The lower 2008 interest income was primarily due to lower average cash balances and lower interest rates. Interest expense was $1.1 million for the three months ended March 31, 2008 and 2007.

The provision for income taxes was 40% and 39% of income before taxes for the three months ended March 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

The change in the Company’s liquidity during the three months ended March 31, 2008 and 2007, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and payment of dividends.

Cash, and cash equivalents were $356 million and $450 million at March 31, 2008 and 2007, respectively. Operating activities provided $119 million during the three months ended March 31, 2008, partially offset by $19 million and $54 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $114 million during the three months ended March 31, 2007, partially offset by $27 million and $86 million of net cash used in investing activities and financing activities, respectively.

Operating activities—Net cash provided by operating activities for the three months ended March 31, 2008, was composed of net income of $71 million adjusted for non-cash items of $42 million, and net cash provided by changes in working capital of $6 million. Net cash provided by operating activities for the three months ended March 31, 2007, was composed of net income of $71 million adjusted for non-cash items of $42 million, and net cash provided by changes in working capital of $1 million.

Investing activities—Cash used in investing activities for the three months ended March 31, 2008, was $19 million. This was primarily composed of capital expenditures of $16 million and deposits to trusts for employee benefits and retirement plans of $2 million. Cash used in investing activities for the three months ended March 31, 2007, was $27 million. This was primarily composed of capital expenditures of $24 million and deposits to trusts for employee benefits and retirement plans of $3 million.

Financing activities—Cash used in financing activities for the three months ended March 31, 2008, was $54 million. This included repurchases of $58 million in common stock and $18 million in cash dividends to stockholders, partially offset by proceeds of $21 million from exercises of stock options and the excess tax benefits from stock-based compensation of $1 million. Cash used in financing activities for the three months ended March 31, 2007, was $86 million. This included repurchases of $92 million in common stock and $17 million in cash dividends to stockholders, partially offset by proceeds of $15 million from exercises of stock options and the excess tax benefits from stock-based compensation of $8 million.

As of March 31, 2008, the Company is authorized to repurchase, from time to time, up to 8.1 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the three months ended March 31, 2008 and 2007, the Company repurchased approximately 1.0 million shares and 2.0 million shares of common stock on the open market for a total cost of $25 million and $77 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the three months ended March 31, 2008 and 2007, such repurchases totaled approximately 1.2 million shares and 0.4 million shares at a cost of $33 million and $15 million, respectively. Repurchases of securities have been funded with cash generated from operations.

The Company’s working capital at March 31, 2008, included $356 million in cash and cash equivalents. The Company’s working capital requirements relate primarily to accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short- and long-term basis.

On May 6, 2008, the Company announced a quarterly dividend of $.11 per share to be paid to all shareholders of record on May 23, 2008. The dividend will be paid on June 13, 2008.

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

For the three months ended March 31, 2008, approximately 28% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, and Euro, have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

On December 6, 2004, Plaintiffs Ian O’Donnell and David Jolicoeur, on behalf of themselves and a putative class of salaried Staffing Managers, Account Executives and Account Managers, filed a complaint in Massachusetts Superior Court later removed to the United States District Court for the District of Massachusetts naming the Company and one of its wholly owned subsidiaries as Defendants. Reference is made to Note G to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a complete description of this case. On March 27, 2008, the Court denied Plaintiffs’ motion to certify a state law class. Plaintiffs have petitioned for permission to appeal the Court’s March 27, 2008 decision to the U.S. Court of Appeals for the First Circuit, which petition the Company will oppose. At this stage of the litigation, it is not feasible to predict its outcome or a range of loss, should a loss occur. Accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

There have been no material developments with regard to the other legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (c)
January 1, 2008 to January 31, 2008	257,601	(a)	$25.32	—	9,171,257
February 1, 2008 to February 29, 2008	961,944	(a)	$27.08	—	9,171,257
March 1, 2008 to March 31, 2008	1,036,657	(b)	$24.87	1,025,800	8,145,457

Total January 1, 2008 to March 31, 2008	2,256,202			1,025,800

(a)	Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(b)	Includes 10,857 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(c)	Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 68,000,000 shares have been authorized for repurchase of which 59,854,543 shares have been repurchased as of March 31, 2008.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

At the Annual Meeting of Stockholders of the Company held on May 6, 2008, the amendment and extension of the Stock Incentive Plan was approved by, and became effective upon approval of, the Company’s stockholders. As a result of such stockholder approval, the Stock Incentive Plan was materially amended and modified as follows:

•	The term of the Stock Incentive Plan was extended by three years until the Company’s 2011 Annual Meeting of Stockholders.

•	An additional 10 million shares of the Company’s common stock were reserved for issuance under Stock Incentive Plan.

In addition, certain non-material amendments were made by the Board of Directors at its May 6, 2008, meeting, as more fully described in the Definitive Additional Materials filed with the Securities and Exchange Commission on April 24, 2008.

A copy of the Stock Incentive Plan is filed as Exhibit 10.1 to this Form 10-Q.

Item 6.	Exhibits

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

3.2	By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.1	Amended and Restated Stock Incentive Plan.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

/s/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: May 8, 2008