Form 10-Q
period 2008-06-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2008-07-31
CIK 315213

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2008:

155,911,790 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in thousands, except share amounts)

	June 30, 2008	December 31, 2007
ASSETS

Cash and cash equivalents	$357,047	$310,000
Accounts receivable, less allowances of $29,996 and $28,464	631,318	593,169
Deferred income taxes and other current assets	166,629	156,469

Total current assets	1,154,994	1,059,638
Goodwill and other intangible assets, net	193,963	195,143
Property and equipment, net	153,087	152,311
Deferred income taxes	49,505	43,206

Total assets	$1,551,549	$1,450,298

LIABILITIES

Accounts payable and accrued expenses	$127,972	$108,070
Accrued payroll costs and retirement obligations	372,918	323,264
Income taxes payable	14,835	16,248
Current portion of notes payable and other indebtedness	101	370

Total current liabilities	515,826	447,952
Notes payable and other indebtedness, less current portion	3,633	3,753
Other liabilities	14,064	14,544

Total liabilities	533,523	466,249

Commitments and Contingencies (Note G)

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 155,470,377 shares and 158,057,575 shares	155	158
Capital surplus	941,260	915,038
Accumulated other comprehensive income	76,611	68,853
Retained earnings	—	—

Total stockholders’ equity	1,018,026	984,049

Total liabilities and stockholders’ equity	$1,551,549	$1,450,298

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net service revenues	$1,224,641	$1,149,128	$2,450,631	$2,246,553
Direct costs of services, consisting of payroll, payroll taxes, insurance costs and reimbursable expenses	708,017	656,443	1,423,019	1,293,139

Gross margin	516,624	492,685	1,027,612	953,414
Selling, general and administrative expenses	393,393	374,636	787,824	723,015
Amortization of intangible assets	618	818	1,259	1,092
Interest income, net	(1,506)	(3,073)	(3,520)	(7,090)

Income before income taxes	124,119	120,304	242,049	236,397
Provision for income taxes	49,551	47,578	96,697	92,964

Net income	$74,568	$72,726	$145,352	$143,433

Basic net income per share	$.49	$.45	$.95	$.88
Diluted net income per share	$.48	$.44	$.93	$.86

Shares:
Basic	152,877	160,781	153,722	162,302
Diluted	154,520	164,770	155,459	166,818

Cash dividends declared per share	$.11	$.10	$.22	$.20

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share amounts)

	Six Months Ended June 30,
	2008	2007
COMMON STOCK—SHARES:
Balance at beginning of period	158,058	167,848
Net issuances of restricted stock	1,858	850
Repurchases of common stock	(5,799)	(7,071)
Exercises of stock options	1,353	2,290

Balance at end of period	155,470	163,917

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$158	$168
Net issuances of restricted stock	2	1
Repurchases of common stock	(6)	(7)
Exercises of stock options	1	2

Balance at end of period	$155	$164

CAPITAL SURPLUS:
Balance at beginning of period	$915,038	$1,003,926
Net issuances, and other changes to, restricted stock—excess over par value	(2)	(1)
Repurchases of common stock—excess over par value	(34,250)	(143,580)
Stock-based compensation expense—restricted stock and stock units	32,249	25,431
Stock-based compensation expense—stock options	2,410	5,117
Exercises of stock options—excess over par value	22,065	43,186
Tax impact of equity incentive plans	3,750	18,935

Balance at end of period	$941,260	$953,014

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$68,853	$38,577
Translation adjustments, net of tax	7,758	13,808

Balance at end of period	$76,611	$52,385

RETAINED EARNINGS:
Balance at beginning of period	$—	$—
Cumulative impact from adoption of FASB Interpretation No. 48	—	(1,709)
Repurchases of common stock—excess over par value	(110,469)	(108,470)
Cash dividends ($.22 per share and $.20 per share)	(34,883)	(33,254)
Net income	145,352	143,433

Balance at end of period	$—	$—

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$145,352	$143,433
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,259	1,092
Depreciation expense	35,904	33,250
Stock-based compensation expense—restricted stock and stock units	32,249	25,431
Stock-based compensation expense—stock options	2,410	5,117
Excess tax benefits from stock-based compensation	(136)	(13,329)
Provision for deferred income taxes	(1,441)	8,303
Provision for doubtful accounts	7,405	4,933
Changes in assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(38,942)	(55,653)
Increase in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	55,350	65,366
Increase in income taxes payable	2,224	23,605
Change in other assets, net of change in other liabilities	(3,852)	(7,434)

Net cash flows provided by operating activities	237,782	234,114

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of goodwill and other intangible assets and other assets	(272)	(19,477)
Capital expenditures	(38,837)	(46,383)
Increase in trusts for employee benefits and retirement plans	(5,867)	(6,963)

Net cash flows used in investing activities	(44,976)	(72,823)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(135,285)	(252,057)
Cash dividends paid	(34,883)	(33,254)
Decrease in notes payable and other indebtedness	(321)	(312)
Excess tax benefits from stock-based compensation	136	13,329
Proceeds from exercises of stock options	22,066	43,188

Net cash flows used in financing activities	(148,287)	(229,106)

Effect of exchange rate changes on cash and cash equivalents	2,528	9,936

Net increase (decrease) in cash and cash equivalents	47,047	(57,879)
Cash and cash equivalents at beginning of period	310,000	447,479

Cash and cash equivalents at end of period	$357,047	$389,600

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$243	$258
Income taxes, net of refunds	$94,218	$56,113
Purchase of goodwill and other intangible assets and other assets:
Assets acquired
Goodwill and other intangible assets	$272	$16,870
Other assets	—	3,002
Liabilities incurred
Other liabilities	—	(395)

Cash paid, net of cash acquired	$272	$19,477

Non-cash items:
Stock repurchases awaiting settlement	$9,440	$—

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2008

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

Basis of Presentation. The unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). The comparative year-end condensed consolidated statement of financial position data presented was derived from audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the periods presented have been included. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2007, included in its annual report on Form 10-K. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for a full year.

Principles of Consolidation. The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany balances have been eliminated.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of June 30, 2008, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses and income and other taxes.

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

June 30, 2008

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

Advertising Costs. The Company expenses all advertising costs as incurred. Advertising expense totaled $26.5 million and $28.1 million for the six months ended June 30, 2008 and 2007, respectively.

Comprehensive Income. Comprehensive income includes net income and certain other items that are recorded directly to Stockholders’ Equity. The Company’s only source of other comprehensive income is foreign currency translation adjustments. The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$74,568	$72,726	$145,352	$143,433
Translation adjustments, net of tax	1,624	10,846	7,758	13,808

Total comprehensive income	$76,192	$83,572	$153,110	$157,241

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

June 30, 2008

Note A—Summary of Significant Accounting Policies (Continued)

referred to as “fall offs”. The Company establishes these allowances based on its review of customers’ credit profiles, historical loss statistics and current trends.

Goodwill and Intangible Assets. Goodwill and intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment analysis during the three months ended June 30, 2008, and determined that no adjustment to the carrying value of goodwill was required.

Income Tax Assets and Liabilities. In establishing its deferred income tax assets and liabilities, the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to its operations. Deferred tax assets and liabilities are measured and recorded using current enacted tax rates, which the Company expects will apply to taxable income in the years in which those temporary differences are recovered or settled. The likelihood of a material change in the Company’s expected realization of these assets is dependent on future taxable income, its ability to use foreign tax credit carryforwards and carrybacks, final U.S. and foreign tax settlements, and the effectiveness of its tax planning in the various relevant jurisdictions.

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2008

Note A—Summary of Significant Accounting Policies (Continued)

Compensation expense for restricted stock and stock units is generally recognized on a straight-line basis over the vesting period, based on the stock’s fair market value on the grant date. The Company recognizes compensation expense for only the portion of restricted stock and stock units that is expected to vest, rather than record forfeitures when they occur. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. For purposes of calculating stock-based compensation expense for retirement-eligible employees, the service period is assumed to be met on the grant date or retirement-eligible date, whichever is later.

No stock appreciation rights have been granted under the Company’s existing stock plans.

The Company determines the fair value of options to purchase common stock using the Black-Scholes valuation model. The Company recognizes expense over the service period for options that are expected to vest and records adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates. The Company has not granted any options to purchase common stock since 2006.

Property and Equipment. Property and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the following useful lives:

Computer hardware	2 to 3 years
Computer software	2 to 5 years
Furniture and equipment	5 years
Leasehold improvements	Term of lease, 5 years maximum

Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. The Company capitalized $5.3 million and $5.8 million of internal-use software development costs for the six months ended June 30, 2008 and 2007, respectively.

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

June 30, 2008

Note B—New Accounting Pronouncements (Continued)

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 to have a material effect on its Financial Statements.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material effect on its Financial Statements.

Note C—Deferred Income Taxes and Other Current Assets

Deferred income taxes and other current assets consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Deferred income taxes	$50,761	$55,522
Deposits in trusts for employee benefits and retirement plans	57,046	51,179
Other	58,822	49,768

	$166,629	$156,469

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2008

Note D—Goodwill and Other Intangible Assets, Net

The following table sets forth the activity in goodwill and other intangible assets from December 31, 2007 through June 30, 2008 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balance as of December 31, 2007	$191,068	$4,075	$195,143
Purchase of goodwill and other intangible assets	—	272	272
Translation adjustments	(193)	—	(193)
Amortization of intangible assets	—	(1,259)	(1,259)

Balance as of June 30, 2008	$190,875	$3,088	$193,963

The estimated remaining amortization expense is $1.2 million for 2008, $1.5 million for 2009 and $0.4 million for 2010.

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Computer hardware	$158,989	$151,924
Computer software	253,993	243,216
Furniture and equipment	132,283	129,103
Leasehold improvements	123,419	113,654
Other	15,893	16,089

Property and equipment, cost	684,577	653,986
Accumulated depreciation	(531,490)	(501,675)

Property and equipment, net	$153,087	$152,311

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Payroll and benefits	$236,473	$195,383
Employee retirement obligations	66,413	64,049
Workers’ compensation	34,200	28,996
Payroll taxes	35,832	34,836

	$372,918	$323,264

Included in employee retirement obligations is $59 million at June 30, 2008, and $57 million at December 31, 2007, related to the Company’s Chief Executive Officer for a deferred compensation plan and other benefits.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2008

Note G—Commitments and Contingencies

On September 10, 2004, Plaintiff Mark Laffitte, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees. In addition, the Plaintiff seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. On June 22, 2006, the Court heard cross-motions concerning class certification. On September 18, 2006, the Court issued an order certifying a class with respect to claims for alleged unpaid overtime pay but denied certification with respect to claims relating to meal periods and rest time breaks. The Court has set a trial date of April 20, 2009. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On December 6, 2004, Plaintiffs Ian O’Donnell and David Jolicoeur, on behalf of themselves and a putative class of salaried Staffing Managers, Account Executives and Account Managers, filed a complaint in Massachusetts Superior Court naming the Company and one of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Staffing Managers, Account Executives and Account Managers based in Massachusetts within the past two years have been misclassified under Massachusetts law as exempt employees and seeks an unspecified amount equal to three times their unpaid overtime compensation alleged to be due to them had they been paid as non-exempt, hourly employees, plus costs and legal fees. The complaint also makes similar allegations under the U.S. Fair Labor Standards Act on behalf of all Staffing Managers, Account Executives and Account Managers employed in any state other than Massachusetts and California within the past three years and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees, plus an equal amount as liquidated damages. The case has been removed to the United States District Court for the District of Massachusetts. On March 30, 2006, the Court allowed Plaintiffs to amend their complaint to add claims that the Company failed to pay its exempt employees on a “salary basis” as required by Massachusetts and federal law, but denied Plaintiffs’ first motion seeking conditional certification of their federal claims as a collective action on behalf of a group of Staffing Managers, Account Executives and Account Managers. The Plaintiffs later filed a second motion for conditional certification, which the Court denied on May 10, 2007. On January 9, 2008, the Court denied motions brought by the Plaintiffs: (1) for reconsideration of the Court’s denial of conditional certification of their federal claims as a collective action on behalf of a group of Staffing Managers, Account Executives and Account Managers and (2) for certification of that question to the First Circuit Court of Appeals. In the same January 9, 2008 decision, the Court also denied cross-motions for summary judgment on Plaintiffs’ salary basis claims. On March 27, 2008, the Court denied Plaintiffs’ motion to certify a state law class. Plaintiffs petitioned for permission to appeal the Court’s March 27, 2008 decision to the U.S. Court of Appeals for the First Circuit, which petition was denied on July 14, 2008. At this stage of the litigation, it is not feasible to predict its outcome or a range of loss, should a loss occur. Accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On August 9, 2005, Plaintiff Lizette Greene, on behalf of herself and a putative class of salaried “inside sales persons,” filed a complaint in United States District Court for the Northern District of California naming the Company and three of its wholly owned subsidiaries as Defendants. On December 1, 2005, the Plaintiff amended the Complaint. The Amended Complaint alleges that purported “inside sales persons” based in California have been misclassified under federal law as exempt employees and seeks an unspecified amount for unpaid overtime

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2008

Note G—Commitments and Contingencies (Continued)

pay alleged to be due to them had they been paid as non-exempt, hourly employees. In addition, the Plaintiff also makes two claims under the California Private Attorney Generals Act seeking an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. Plaintiff also makes a claim under California Business and Professions Code § 17200 for a putative nation wide class of purported “inside sales persons.” On December 22, 2006, the Plaintiff filed a motion for conditional certification of their federal claims in which they seek to represent a class of salaried employees who worked for the Company and certain of its subsidiaries in California within three years before the complaint was filed and seeking permission to mail class members a notice regarding their right to opt into the case as plaintiffs. On June 7, 2007, the Court stayed this litigation pending resolution of the Lafitte action described in the first paragraph of this Note G. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On May 4, 2006, Plaintiff Don Tran, on behalf of himself and a putative class of salaried Consultants and Senior Consultants, and a sub-class of terminated salaried Consultants and Senior Consultants, filed a complaint in California Superior Court naming Protiviti Inc., a wholly owned subsidiary of the Company (“Protiviti”), as Defendant. The complaint alleges that salaried consultants based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees. Plaintiff also seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. The complaint further seeks damages and penalties for the failure to provide meal and rest periods, and for the failure to reimburse business expenses, including, without limitation, parking and cellular telephone expenses. On February 28, 2008, the Court allowed Plaintiff to amend the complaint to name as class representatives two additional former Protiviti Consultants, who had worked for Protiviti’s “Internal Audit” business line. Plaintiff Tran had worked for Protiviti’s “Technology Risk” business line. On April 3, 2008, Plaintiffs agreed in open court to dismiss their claim for failure to reimburse business expenses. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. Protiviti believes it has meritorious defenses to the allegations, and Protiviti intends to continue to vigorously defend against the litigation.

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

June 30, 2008

Note G—Commitments and Contingencies (Continued)

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

Note H—Stockholders’ Equity

Stock Repurchase Program. As of June 30, 2008, the Company is authorized to repurchase, from time to time, up to 4.7 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the six months ended June 30, 2008 and 2007, the Company repurchased 4.5 million shares and 5.7 million shares of common stock on the open market for a total cost of $110 million and $202 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the six months ended June 30, 2008 and 2007, such repurchases totaled 1.3 million shares and 1.4 million shares at a cost of $35 million and $50 million, respectively. Repurchases of securities have been funded with cash generated from operations.

Repurchases of shares are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus. As a result, the Company had no retained earnings as of June 30, 2008, or December 31, 2007.

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for the six months ended June 30, 2008 and 2007 (consisting of stock option exercises and the purchase of shares for the treasury) is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2008

Note J—Net Income Per Share

The calculation of net income per share for the three and six months ended June 30, 2008 and 2007, is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$74,568	$72,726	$145,352	$143,433
Basic:
Weighted average shares	152,877	160,781	153,722	162,302

Diluted:
Weighted average shares	152,877	160,781	153,722	162,302
Potentially dilutive shares	1,643	3,989	1,737	4,516

Diluted shares	154,520	164,770	155,459	166,818

Net Income Per Share:
Basic	$.49	$.45	$.95	$.88
Diluted	$.48	$.44	$.93	$.86

The weighted average diluted common shares outstanding for the three months ended June 30, 2008 and 2007, excludes the effect of 3.6 million and 1.4 million anti-dilutive options, restricted stock and stock units, respectively. The weighted average diluted common shares outstanding for the six months ended June 30, 2008 and 2007, excludes the effect of 4.3 million and 0.5 million anti-dilutive options, restricted stock and stock units, respectively. Employee stock options will have a dilutive effect under the treasury method only when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds. Under the treasury method, exercise proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in capital surplus, if the options were exercised and the restricted stock and stock units had vested. The computation of potentially dilutive shares also included unvested restricted stock and stock units.

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2008

Note K—Business Segments (Continued)

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net service revenues
Temporary and consultant staffing	$955,695	$903,841	$1,923,940	$1,772,198
Permanent placement staffing	127,850	115,023	243,464	213,709
Risk consulting and internal audit services	141,096	130,264	283,227	260,646

	$1,224,641	$1,149,128	$2,450,631	$2,246,553

Operating income
Temporary and consultant staffing	$96,499	$90,659	$195,394	$178,456
Permanent placement staffing	25,439	23,829	42,576	43,941
Risk consulting and internal audit services	1,293	3,561	1,818	8,002

	123,231	118,049	239,788	230,399
Amortization of intangible assets	618	818	1,259	1,092
Interest income, net	(1,506)	(3,073)	(3,520)	(7,090)

Income before income taxes	$124,119	$120,304	$242,049	$236,397

Note L—Subsequent Events

On July 29, 2008, the Company announced a quarterly dividend of $.11 per share to be paid to all shareholders of record on August 25, 2008. The dividend will be paid on September 15, 2008.

On July 29, 2008, the Company authorized the repurchase, from time to time, of up to 10 million shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The authorization is in addition to the 4.7 million shares remaining under the existing repurchase program.

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

Accounts Receivable Allowances. The Company maintains allowances for estimated losses resulting from (i) the inability of its customers to make required payments, (ii) temporary placement sales adjustments, and (iii) permanent placement candidates not remaining with the client through the 90-day guarantee period, commonly referred to as “fall offs”. The Company establishes these allowances based on its review of customers’ credit profiles, historical loss statistics and current trends. The adequacy of these allowances is reviewed each reporting period. Historically, the Company’s actual losses and credits have been consistent with these allowances. As a percentage of gross accounts receivable, the Company’s accounts receivable allowances totaled 4.5% and 4.6% as of June 30, 2008, and December 31, 2007, respectively. As of June 30, 2008, a five-percentage point deviation in the Company’s accounts receivable allowances balance would have resulted in an increase or decrease in the allowance of $1.5 million. Although future results cannot always be predicted by extrapolating past results, management believes that it is reasonably likely that future results will be consistent with historical trends and experience. However, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or if unexpected events or significant future changes in trends were to occur, additional allowances may be required.

Income Tax Assets and Liabilities. In establishing its deferred income tax assets and liabilities, the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to its operations. Deferred tax assets and liabilities are measured and recorded using current enacted tax rates, which the Company expects will apply to taxable income in the years in which those temporary differences are recovered or settled. The likelihood of a material change in the Company’s expected realization of these assets is dependent on future taxable income, its ability to use foreign tax credit carryforwards and carrybacks, final U.S. and foreign tax settlements, and the effectiveness of its tax planning in the various relevant jurisdictions.

The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. In relation to actual net operating losses in certain foreign operations, valuation allowances of $14.9 million were recorded as of June 30, 2008. If such losses are ultimately utilized to offset future operating income, the Company will benefit its deferred tax assets up to the full amount of the valuation reserve.

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

The goodwill impairment assessment is based upon a discounted cash flow analysis. The estimate of future cash flows is based upon, among other things, a discount rate and certain assumptions about expected future operating performance. The discount rate used by management has been calculated on a consistent basis and has not fluctuated significantly. The primary assumptions related to future operating performance include revenue growth rates and expense levels. These assumptions are updated annually and are primarily based upon historical trends. Although management does not anticipate that these assumptions will change materially in the future, the Company’s estimates of discounted cash flow may differ from actual cash flow due to, among other things, economic conditions, changes to its business model or changes in its operating performance. The Company completed its annual goodwill impairment analysis during the three months ended June 30, 2008, and determined that no adjustment to the carrying value of goodwill was required. Based upon the Company’s most recent goodwill impairment analysis, management believes that unless a reporting unit were to be abandoned, the possibility of goodwill impairment as a result of a change in assumptions is unlikely.

Workers’ Compensation. Except for states which require participation in state-operated insurance funds, the Company retains the economic burden for the first $0.5 million per occurrence in workers’ compensation claims. Workers’ compensation includes ongoing healthcare and indemnity coverage for claims and may be paid over numerous years following the date of injury. Claims in excess of $0.5 million are insured. Workers’ compensation expense includes the insurance premiums for claims in excess of $0.5 million, claims administration fees charged by the Company’s workers’ compensation administrator, premiums paid to state-operated insurance funds, and an estimate for the Company’s liability for Incurred But Not Reported (“IBNR”) claims and for the ongoing development of existing claims. Total workers’ compensation expense was $9.7 million and $6.9 million, representing 0.55% and 0.40% of applicable U.S. revenue for the six months ended June 30, 2008 and 2007, respectively.

The accrual for IBNR claims and for the ongoing development of existing claims in each reporting period includes estimates. The Company has established reserves for workers’ compensation claims using loss development rates which are estimated using periodic third party actuarial valuations based upon historical loss statistics which include the Company’s historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future results. Based on the Company’s results for the six months ended June 30, 2008, a five-percentage point deviation in the Company’s estimated loss development rates would have resulted in an increase or decrease in the allowance of $0.4 million.

Stock-based Compensation. Under various stock plans, officers, employees and outside directors have received or may receive grants of restricted stock, stock units, stock appreciation rights or options to purchase common stock.

Compensation expense for restricted stock and stock units is generally recognized on a straight-line basis over the vesting period, based on the stock’s fair market value on the grant date. The Company recognizes compensation expense for only the portion of restricted stock and stock units that is expected to vest, rather than record forfeitures when they occur. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. For purposes of calculating stock-based compensation expense for retirement-eligible employees, the service period is assumed to be met on the grant date or retirement-eligible date, whichever is later.

No stock appreciation rights have been granted under the Company’s existing stock plans.

The Company determines the fair value of options to purchase common stock using the Black-Scholes valuation model. The Company recognizes expense over the service period for options that are expected to vest and records adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates. The Company has not granted any options to purchase common stock since 2006.

For the three and six months ended June 30, 2008, compensation expense related to restricted stock and stock units was $16.6 million and $32.2 million, respectively, of which $4.2 million and $7.3 million, respectively, was related to grants made in 2008. A one-percentage point deviation in the estimated forfeiture rates would have resulted in a $0.2 million and $0.3 million increase or decrease in compensation expense related to restricted stock and stock units for the three and six months ended June 30, 2008, respectively.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 to have a material effect on its Financial Statements.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material effect on its Financial Statements.

Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007

Temporary and consultant staffing services revenues were $956 million and $904 million for the three months ended June 30, 2008 and 2007, respectively, increasing by 6% during the three months ended June 30, 2008, compared to the same period in 2007. On a constant-currency basis, temporary and consultant staffing services revenues increased 3% during the three months ended June 30, 2008, compared to the same period in 2007. Temporary and consultant staffing services revenues were $1.9 billion and $1.8 billion for the six months ended June 30, 2008 and 2007, respectively, increasing by 9% during the six months ended June 30, 2008, compared to the same period in 2007. On a constant-currency basis, temporary and consultant staffing services revenues increased 6% during the six months ended June 30, 2008, compared to the same period in 2007. The 2008 increase in temporary and consultant staffing services revenues is primarily due to higher international revenues, particularly in Continental Europe.

Permanent placement revenues were $128 million and $115 million for the three months ended June 30, 2008 and 2007, respectively, increasing by 11% during the three months ended June 30, 2008, compared to the same period in 2007. On a constant-currency basis, permanent placement revenues increased 7% during the three months ended June 30, 2008, compared to the same period in 2007. Permanent placement revenues were $243 million and $214 million for the six months ended June 30, 2008 and 2007, respectively, increasing by 14% during the six months ended June 30, 2008, compared to the same period in 2007. On a constant-currency basis, permanent placement revenues increased 9% during the six months ended June 30, 2008, compared to the same period in 2007. The 2008 increase in permanent placement revenues is primarily due to higher international revenues, particularly in Continental Europe.

Risk consulting and internal audit services revenues were $141 million and $130 million for the three months ended June 30, 2008 and 2007, respectively, increasing by 8% during the three months ended June 30,

2008, compared to the same period in 2007. On a constant-currency basis, risk consulting and internal audit services revenues increased 5% during the three months ended June 30, 2008, compared to the same period in 2007. Risk consulting and internal audit services revenues were $283 million and $261 million for the six months ended June 30, 2008 and 2007, respectively, increasing by 9% during the six months ended June 30, 2008, compared to the same period in 2007. On a constant-currency basis, risk consulting and internal audit services revenues increased 5% during the six months ended June 30, 2008, compared to the same period in 2007. The 2008 increase in risk consulting and internal audit services revenues is primarily due to higher international revenues, particularly in Asia.

There can be no assurances that there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services, or that future results can be reliably predicted by considering past trends or extrapolating past results. We expect total Company revenues to continue to be impacted by general macroeconomic conditions in 2008.

The Company’s temporary and permanent staffing services business has more than 370 offices in 42 states, the District of Columbia and 18 foreign countries, while Protiviti has more than 60 offices in 23 states and 15 foreign countries. Revenues from foreign operations represented 29% and 23% of revenues for the six months ended June 30, 2008 and 2007, respectively.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services were $349 million and $336 million for the three months ended June 30, 2008 and 2007, respectively, increasing by 4% during the three months ended June 30, 2008, compared to the same period in 2007. On a constant-currency basis, temporary and consultant staffing services gross margin dollars increased 2% for the three months ended June 30, 2008, compared to the same period in 2007. Gross margin amounts equaled 37% of revenues for temporary and consultant staffing services for both the three months ended June 30, 2008 and 2007. Gross margin dollars for the Company’s temporary and consultant staffing services were $705 million and $656 million for the six months ended June 30, 2008 and 2007, respectively, increasing by 7% during the six months ended June 30, 2008, compared to the same period in 2007. On a constant-currency basis, temporary and consultant staffing services gross margin dollars increased 5% for the six months ended June 30, 2008, compared to the same period in 2007. Gross margin amounts equaled 37% of revenues for temporary and consultant staffing services for both the six months ended June 30, 2008 and 2007.

Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $128 million and $115 million for the three months ended June 30, 2008 and 2007, respectively, increasing by 11% during the three months ended June 30, 2008, compared to the same period in 2007. On a constant currency basis, permanent placement staffing services gross margin dollars increased 7% for the three months ended June 30, 2008, compared to the same period in 2007. Gross margin dollars for the Company’s permanent placement staffing division were $243 million and $214 million for the six months ended June 30, 2008 and 2007, respectively, increasing by 14% during the six months ended June 30, 2008, compared to the same period in 2007. On a constant currency basis, permanent placement staffing services gross margin dollars increased 9% for the six months ended June 30, 2008, compared to the same period in 2007.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $40 million and $42 million for the three months ended June 30, 2008 and 2007, respectively, decreasing by 6% in 2008. On a constant currency basis, risk consulting and internal audit services gross margin dollars decreased 8% for the three months ended June 30, 2008, compared to the same period in 2007. Gross margin amounts equaled 28% and 32% of revenues for risk consulting and internal audit services for the three months ended June 30, 2008 and 2007, respectively. Gross margin dollars for the Company’s risk consulting and internal audit division were $80 million and $84 million for the six months ended June 30, 2008 and 2007, respectively, decreasing by 5% in 2008. On a constant currency basis, risk consulting and internal audit services gross margin dollars decreased 7% for the six months ended June 30, 2008, compared to the same period in 2007. Gross margin amounts equaled 28% and 32% of revenues for risk consulting and internal audit services for the six months ended June 30, 2008 and 2007, respectively. The year-over-year margin decline is due to the higher mix of non-U.S. revenues and investments in staff during the past year to drive the expansion of the division’s solutions practices.

Selling, general and administrative expenses were $393 million and $788 million in the three and six months ended June 30, 2008, compared to $375 million and $723 million in the three and six months ended June 30, 2007. Selling, general and administrative expenses as a percentage of revenues were 32% for both the three and six months ended June 30, 2008, compared to 33% and 32% for the three and six months ended June 30, 2007, respectively. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs.

For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment analysis during the three months ended June 30, 2008, and determined that no adjustment to the carrying value of goodwill was required. Net intangible assets, consisting primarily of goodwill, represented 13% of total assets and 19% of total stockholders’ equity at June 30, 2008.

Interest income for the three months ended June 30, 2008 and 2007, was $3.0 million and $4.2 million, respectively. Interest income for the six months ended June 30, 2008 and 2007, was $6.1 million and $9.2 million, respectively. The lower 2008 interest income was primarily due to lower average cash balances and lower interest rates. Interest expense for the three months ended June 30, 2008 and 2007, was $1.5 million and $1.1 million, respectively. Interest expense for the six months ended June 30, 2008 and 2007, was $2.6 million and $2.1 million, respectively.

The provision for income taxes was 40% of income before taxes for both the three and six months ended June 30, 2008, and 40% and 39% for the three and six months ended June 30, 2007, respectively.

Liquidity and Capital Resources

The change in the Company’s liquidity during the six months ended June 30, 2008 and 2007, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and payment of dividends.

Cash, and cash equivalents were $357 million and $390 million at June 30, 2008 and 2007, respectively. Operating activities provided $238 million during the six months ended June 30, 2008, partially offset by $45 million and $148 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $234 million during the six months ended June 30, 2007, offset by $73 million and $229 million of net cash used in investing activities and financing activities, respectively.

Operating activities—Net cash provided by operating activities for the six months ended June 30, 2008, was composed of net income of $145 million, adjusted for non-cash items of $78 million, and net cash provided by changes in working capital of $15 million. Net cash provided by operating activities for the six months ended June 30, 2007, was composed of net income of $143 million, adjusted for non-cash items of $65 million, and net cash provided by changes in working capital of $26 million.

Investing activities—Cash used in investing activities for the six months ended June 30, 2008, was $45 million. This was primarily composed of capital expenditures of $39 million and deposits to trusts for employee benefits and retirement plans of $6 million. Cash used in investing activities for the six months ended

June 30, 2007 was $73 million. This was primarily composed of capital expenditures of $46 million, purchases of goodwill and other intangible assets of $20 million and deposits to trusts for employee benefits and retirement plans of $7 million.

Financing activities—Cash used in financing activities for the six months ended June 30, 2008, was $148 million. This included repurchases of $135 million in common stock and $35 million in cash dividends to stockholders, offset by proceeds of $22 million from exercises of stock options. Cash used in financing activities for the six months ended June 30, 2007 was $229 million. This included repurchases of $252 million in common stock and $33 million in cash dividends to stockholders, partially offset by proceeds of $43 million from exercises of stock options and the excess tax benefits from stock-based compensation of $13 million.

On July 29, 2008, the Company authorized the repurchase, from time to time, of up to 10 million shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The authorization is in addition to the 4.7 million shares remaining under the existing repurchase program. During the six months ended June 30, 2008 and 2007, the Company repurchased 4.5 million shares and 5.7 million shares of common stock on the open market for a total cost of $110 million and $202 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the six months ended June 30, 2008 and 2007, such repurchases totaled 1.3 million shares and 1.4 million shares at a cost of $35 million and $50 million, respectively. Repurchases of securities have been funded with cash generated from operations.

The Company’s working capital at June 30, 2008, included $357 million in cash and cash equivalents. The Company’s working capital requirements relate primarily to accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short- and long-term basis.

On July 29, 2008, the Company announced a quarterly dividend of $.11 per share to be paid to all shareholders of record on August 25, 2008. The dividend will be paid on September 15, 2008.

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

For the six months ended June 30, 2008, approximately 29% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, and Euro, have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

The Company’s Form 10-Q for the quarter ended March 31, 2008, and the Company’s Form 10-K for the year ended December 31, 2007, contained disclosure regarding Plaintiffs Ian O’Donnell and David Jolicoeur. As disclosed in the Company’s Form 10-Q for the quarter ended March 31, 2008, Plaintiffs petitioned the Court for permission to appeal to the U.S. Court of Appeals for the First Circuit the Court’s March 27, 2008 decision denying their motion for conditional certification. On July 14, 2008, the Court denied the petition.

There have been no material developments with regard to the other legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007 and its quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (d)
April 1, 2008 to April 30, 2008	533,787	(a)	$23.91	533,204	7,612,253
May 1, 2008 to May 31, 2008	1,499,947	(b)	$24.29	1,499,900	6,112,353
June 1, 2008 to June 30, 2008	1,508,794	(c)	$24.64	1,436,234	4,676,119

Total April 1, 2008 to June 30, 2008	3,542,528			3,469,338

(a)	Includes 583 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(b)	Includes 47 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(c)	Includes 72,560 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(d)	Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. As of June 30, 2008, a total of 68,000,000 shares had been authorized for repurchase since plan inception, of which, 63,323,881 shares had been repurchased. On July 29, 2008, the Company’s Board of Directors authorized the repurchase, from time to time, of up to 10,000,000 additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions, bringing the total authorization since plan inception to 78,000,000 shares and the remaining authorization to 14,676,119 shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 6, 2008, the registrant held its annual meeting of stockholders. The three matters presented to the stockholders at the annual meeting were (a) the election of seven directors, (b) the ratification of the appointment of PricewaterhouseCoopers, LLP as auditors for 2008, and (c) the approval of the continuation of the Company’s Stock Incentive Plan for an additional three year-year period, including making an additional 10,000,000 shares of the Company’s common stock available for grant under the plan.

The vote for directors was as follows:

Nominee	Shares For	Shares Withheld
Andrew S. Berwick, Jr.	125,179,607	21,635,794
Frederick P. Furth	125,186,011	21,629,390
Edward W. Gibbons	144,079,184	2,736,217
Harold M. Messmer, Jr.	144,217,325	2,598,076
Thomas J. Ryan	125,171,749	21,643,652
J. Stephen Schaub	144,142,201	2,673,200
M. Keith Waddell	139,459,533	7,355,868

The proposal regarding the ratification of the appointment of PricewaterhouseCoopers, LLP as auditors for 2008 was approved by the following vote:

For	145,653,315
Against	127,471
Abstain	1,034,615

The proposal regarding the Stock Incentive Plan was approved by the following vote:

For	81,667,573
Against	49,508,216
Abstain	2,014,952
Broker Non-Vote	13,624,660

Item 5.	Other Information

Election of New Director

On July 29, 2008, Frederick A. Richman was elected a director of the Company by the Board of Directors. Mr. Richman was also appointed to the Nominating and Governance Committee. Since January 1, 2007, there have been no transactions between the Company and Mr. Richman of the type that are required to be disclosed pursuant to Item 404(a) of Regulation S-K adopted by the Securities and Exchange Commission.

Mr. Richman previously served as a director of the Company from March 1994 through April 2001. From April 2001 through his retirement in May 2008, Mr. Richman was a Principal with Deloitte Tax, LLP. Prior to April 2001, Mr. Richman was a partner with O’Melveny & Myers LLP.

Item 6.	Exhibits

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

3.2	By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.1	Senior Executive Retirement Plan, as amended and restated.

10.2	Form of Part-Time Employment Agreement, as amended and restated.

10.3	Annual Performance Bonus Plan, as amended and restated.

10.4	Amended and Restated Deferred Compensation Plan

10.5	Amendment to Employment Agreement between the registrant and Harold M. Messmer, Jr. The original Employment Agreement and the previous amendments thereto are incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10.6	Excise Tax Restoration Agreement, as amended and restated.

10.7	Form of Amended and Restated Severance Agreement.

10.8	Amended and Restated Severance Agreement dated as of July 29, 2008, between Registrant and Paul F. Gentzkow.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

/s/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: July 31, 2008