Form 10-Q
period 2008-09-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2008-10-31
CIK 315213

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2008:

155,142,517 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in thousands, except share amounts)

	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$373,692	$310,000
Accounts receivable, less allowances of $32,063 and $28,464	586,762	593,169
Deferred income taxes and other current assets	171,857	156,469

Total current assets	1,132,311	1,059,638
Goodwill and other intangible assets, net	192,143	195,143
Property and equipment, net	148,785	152,311
Deferred income taxes	50,711	43,206

Total assets	$1,523,950	$1,450,298

LIABILITIES
Accounts payable and accrued expenses	$121,395	$108,070
Accrued payroll costs and retirement obligations	345,814	323,264
Income taxes payable	183	16,248
Current portion of notes payable and other indebtedness	103	370

Total current liabilities	467,495	447,952
Notes payable and other indebtedness, less current portion	3,541	3,753
Other liabilities	13,864	14,544

Total liabilities	484,900	466,249

Commitments and Contingencies (Note G)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 155,080,783 shares and 158,057,575 shares	155	158
Capital surplus	964,598	915,038
Accumulated other comprehensive income	50,723	68,853
Retained earnings	23,574	—

Total stockholders’ equity	1,039,050	984,049

Total liabilities and stockholders’ equity	$1,523,950	$1,450,298

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net service revenues	$1,160,086	$1,179,045	$3,610,717	$3,425,598
Direct costs of services, consisting of payroll, payroll taxes, insurance costs and reimbursable expenses	676,513	678,252	2,099,532	1,971,391

Gross margin	483,573	500,793	1,511,185	1,454,207
Selling, general and administrative expenses	374,120	381,031	1,161,944	1,104,046
Amortization of intangible assets	618	748	1,877	1,840
Interest income, net	(1,318)	(3,125)	(4,838)	(10,215)

Income before income taxes	110,153	122,139	352,202	358,536
Provision for income taxes	44,332	48,176	141,029	141,140

Net income	$65,821	$73,963	$211,173	$217,396

Basic net income per share	$.44	$.47	$1.38	$1.35
Diluted net income per share	$.43	$.46	$1.37	$1.32

Shares:
Basic	150,839	158,480	152,754	161,014
Diluted	152,786	161,903	154,561	165,166

Cash dividends declared per share	$.11	$.10	$.33	$.30

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2008	2007
COMMON STOCK—SHARES:
Balance at beginning of period	158,058	167,848
Net issuances of restricted stock	2,213	1,299
Repurchases of common stock	(6,809)	(10,689)
Exercises of stock options	1,619	2,552

Balance at end of period	155,081	161,010

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$158	$168
Net issuances of restricted stock	2	1
Repurchases of common stock	(7)	(11)
Exercises of stock options	2	3

Balance at end of period	$155	$161

CAPITAL SURPLUS:
Balance at beginning of period	$915,038	$1,003,926
Net issuances, and other changes to, restricted stock—excess over par value	(2)	(1)
Repurchases of common stock—excess over par value	(34,251)	(203,785)
Stock-based compensation expense—restricted stock and stock units	48,656	39,547
Stock-based compensation expense—stock options	3,803	7,385
Exercises of stock options—excess over par value	27,096	48,614
Tax impact of equity incentive plans	4,258	21,317

Balance at end of period	$964,598	$917,003

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$68,853	$38,577
Translation adjustments, net of tax	(18,130)	27,501

Balance at end of period	$50,723	$66,078

RETAINED EARNINGS:
Balance at beginning of period	$—	$—
Cumulative impact from adoption of FASB Interpretation No. 48	—	(1,709)
Repurchases of common stock—excess over par value	(135,593)	(166,224)
Cash dividends ($.33 per share and $.30 per share)	(52,006)	(49,463)
Net income	211,173	217,396

Balance at end of period	$23,574	$—

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$211,173	$217,396
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,877	1,840
Depreciation expense	53,885	51,085
Stock-based compensation expense—restricted stock and stock units	48,656	39,547
Stock-based compensation expense—stock options	3,803	7,385
Excess tax benefits from stock-based compensation	(44)	(15,095)
Provision for deferred income taxes	(9,663)	(2,230)
Provision for doubtful accounts	12,596	7,403
Changes in assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(19,185)	(87,651)
Increase in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	43,729	59,255
Increase (decrease) in income taxes payable	(11,301)	37,311
Change in other assets, net of change in other liabilities	(2,159)	(5,740)

Net cash flows provided by operating activities	333,367	310,506

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of goodwill and other intangible assets and other assets	(272)	(19,477)
Capital expenditures	(55,487)	(63,592)
Increase in trusts for employee benefits and retirement plans	(7,063)	(10,483)

Net cash flows used in investing activities	(62,822)	(93,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(168,825)	(367,953)
Cash dividends paid	(52,006)	(49,463)
Decrease in notes payable and other indebtedness	(345)	(331)
Excess tax benefits from stock-based compensation	44	15,095
Proceeds from exercises of stock options	27,098	48,617

Net cash flows used in financing activities	(194,034)	(354,035)

Effect of exchange rate changes on cash and cash equivalents	(12,819)	18,259

Net increase (decrease) in cash and cash equivalents	63,692	(118,822)
Cash and cash equivalents at beginning of period	310,000	447,479

Cash and cash equivalents at end of period	$373,692	$328,657

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$364	$382
Income taxes, net of refunds	$156,441	$99,788
Purchase of goodwill and other intangible assets and other assets:
Assets acquired
Goodwill and other intangible assets	$272	$16,870
Other assets	—	3,002
Liabilities incurred
Other liabilities	—	(395)

Cash paid, net of cash acquired	$272	$19,477

Non-cash items:
Stock repurchases awaiting settlement	$1,026	$2,067

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2008

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

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of September 30, 2008, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses and income and other taxes.

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

September 30, 2008

Note A—Summary of Significant Accounting Policies (Continued)

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

Advertising Costs. The Company expenses all advertising costs as incurred. Advertising expense totaled $39.0 million and $43.9 million for the nine months ended September 30, 2008 and 2007, respectively.

Comprehensive Income. Comprehensive income includes net income and certain other items that are recorded directly to Stockholders’ Equity. The Company’s only source of other comprehensive income is foreign currency translation adjustments. The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$65,821	$73,963	$211,173	$217,396
Translation adjustments, net of tax	(25,888)	13,693	(18,130)	27,501

Total comprehensive income	$39,933	$87,656	$193,043	$244,897

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

September 30, 2008

Note A—Summary of Significant Accounting Policies (Continued)

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

The accrual for IBNR claims and for the ongoing development of existing claims in each reporting period includes estimates. The Company has established reserves for workers’ compensation claims using loss development rates which are estimated using periodic third-party actuarial valuations based upon historical loss statistics which include the Company’s historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future results.

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

September 30, 2008

Note A—Summary of Significant Accounting Policies (Continued)

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

Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. The Company capitalized $10.4 million and $9.5 million of internal-use software development costs for the nine months ended September 30, 2008 and 2007, respectively.

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

September 30, 2008

Note B—New Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. Subsequently in February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and liabilities, except for items that are recognized and disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for financial assets and liabilities, effective January 1, 2008, did not impact the Company’s consolidated Financial Statements. The Company does not expect the adoption of SFAS 157 for non-financial assets and liabilities to have a material effect on its Financial Statements.

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

Note C—Deferred Income Taxes and Other Current Assets

Deferred income taxes and other current assets consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Deferred income taxes	$57,766	$55,522
Deposits in trusts for employee benefits and retirement plans	58,242	51,179
Other	55,849	49,768

	$171,857	$156,469

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2008

Note D—Goodwill and Other Intangible Assets, Net

The following table sets forth the activity in goodwill and other intangible assets from December 31, 2007 through September 30, 2008 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balance as of December 31, 2007	$191,068	$4,075	$195,143
Purchase of goodwill and other intangible assets	—	272	272
Translation adjustments	(1,395)	—	(1,395)
Amortization of intangible assets	—	(1,877)	(1,877)

Balance as of September 30, 2008	$189,673	$2,470	$192,143

The estimated remaining amortization expense is $0.6 million for 2008, $1.5 million for 2009 and $0.4 million for 2010.

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Computer hardware	$158,762	$151,924
Computer software	261,146	243,216
Furniture and equipment	131,514	129,103
Leasehold improvements	122,515	113,654
Other	16,258	16,089

Property and equipment, cost	690,195	653,986
Accumulated depreciation	(541,410)	(501,675)

Property and equipment, net	$148,785	$152,311

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Payroll and benefits	$211,028	$195,383
Employee retirement obligations	67,746	64,049
Workers’ compensation	36,007	28,996
Payroll taxes	31,033	34,836

	$345,814	$323,264

Included in employee retirement obligations is $60 million at September 30, 2008, and $57 million at December 31, 2007, related to the Company’s Chief Executive Officer for a deferred compensation plan and other benefits.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2008

Note G—Commitments and Contingencies

On September 10, 2004, Plaintiff Mark Laffitte, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees. In addition, the Plaintiff seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. On September 18, 2006, the Court issued an order certifying a class with respect to claims for alleged unpaid overtime pay but denied certification with respect to claims relating to meal periods and rest time breaks. On August 15, 2008, the Court stayed the litigation pending the California Supreme Court’s ruling in another case unrelated to the Company entitled Harris v. Superior Court. The ruling in such case may have a material adverse bearing on the Company’s position in this litigation. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On August 9, 2005, Plaintiff Lizette Greene, on behalf of herself and a putative class of salaried “inside sales persons,” filed a complaint in United States District Court for the Northern District of California naming the Company and three of its wholly owned subsidiaries as Defendants. On December 1, 2005, the Plaintiff amended the Complaint. The Amended Complaint alleges that purported “inside sales persons” based in California have been misclassified under federal law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees. In addition, the Plaintiff also makes two claims under the California Private Attorney Generals Act seeking an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. Plaintiff also makes a claim under California Business and Professions Code § 17200 for a putative nation-wide class of purported “inside sales persons.” On December 22, 2006, the Plaintiff filed a motion for conditional certification of their federal claims in which they seek to represent a class of salaried employees who worked for the Company and certain of its subsidiaries in California within three years before the complaint was filed and seeking permission to mail class members a notice regarding their right to opt into the case as plaintiffs. On June 7, 2007, the Court stayed this litigation pending resolution of the Laffitte action described in the first paragraph of this Note G. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On May 4, 2006, Plaintiff Don Tran, on behalf of himself and a putative class of salaried Consultants and Senior Consultants, and a sub-class of terminated salaried Consultants and Senior Consultants, filed a complaint in California Superior Court naming Protiviti Inc., a wholly owned subsidiary of the Company (“Protiviti”), as Defendant. The complaint alleges that salaried consultants based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees. Plaintiff also seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. The complaint further seeks damages and penalties for the failure to provide meal and rest periods, and for the failure to reimburse business expenses, including, without limitation, parking and cellular telephone expenses. On February 28, 2008, the Court allowed Plaintiff to amend the

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2008

Note G—Commitments and Contingencies (Continued)

complaint to name as class representatives two additional former Protiviti Consultants, who had worked for Protiviti’s “Internal Audit” business line. Plaintiff Tran had worked for Protiviti’s “Technology Risk” business line. On April 3, 2008, Plaintiffs agreed in open court to dismiss their claim for failure to reimburse business expenses. On May 12, 2008, Plaintiffs filed a motion to certify the class and Protiviti filed a motion to strike the class allegations. Hearings on these motions are currently scheduled for November 7, 2008. A ruling in the unrelated Harris case referenced in the first paragraph of this Note G may have a material adverse bearing on the Company’s position in this litigation. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. Protiviti believes it has meritorious defenses to the allegations, and Protiviti intends to continue to vigorously defend against the litigation.

On September 24, 2007, Plaintiff Van Williamson, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California were not provided meal periods, paid rest periods, and accurate itemized wage statements. It seeks one hour of wages for each employee for each meal and rest period missed during the statutory liability period. It also seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged failure to provide the meal and rest periods and accurate itemized wage statements. The allegations in the complaint are substantially similar to the allegations included in the complaint filed by Mark Laffitte against the Company and three of its wholly owned subsidiaries on September 10, 2004, and described above. A ruling in the unrelated Harris case referenced in the first paragraph of this Note G may have a material adverse bearing on the Company’s position in this litigation. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On September 16, 2008, Plaintiff Donald R. Green, on behalf of himself and a putative class of all temporary staffing employees in California, filed a complaint in California Superior Court naming the Company and one of its wholly owned subsidiaries as Defendants. The complaint alleges that temporary employees in California were improperly denied expense reimbursement and wages for time purportedly spent preparing for interviews, and traveling to and attending interviews with, alleged clients of Defendants. Plaintiff seeks penalties and equitable and legal remedies under Section 17200 of the California Business and Professions Code and Sections 1194 and 2802 of the California Labor Code. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to vigorously defend against the litigation.

The Company’s Form 10-Q for the quarter ended June 30, 2008 and the Company’s Form 10-K for the year ended December 31, 2007, contained disclosure regarding a complaint filed against the Company and one of its wholly owned subsidiaries on December 6, 2004, by Plaintiffs Ian O’Donnell and David Jolicoeur, on behalf of themselves and a putative class of salaried Staffing Managers, Account Executives and Account Managers. As the Company disclosed in its previous filings, the Court has previously denied conditional certification of Plaintiffs’ federal claims as a collective action and Plaintiffs’ state law claims as a class action. On October 21, 2008, the Court denied Plaintiffs’ motion to conduct discovery on class claims and directed that discovery be

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2008

Note G—Commitments and Contingencies (Continued)

limited to the individual claims of the named plaintiffs. The case remains limited to three individuals. Subject to an interlocutory appeal or post judgment appeal being granted or the Court’s October 21, 2008 order being overturned or modified, the Company believes that the litigation is not currently a material pending legal proceeding. Accordingly, the Company does not presently intend to make disclosures regarding this case in its future Securities and Exchange Commission filings.

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

Note H—Stockholders’ Equity

Stock Repurchase Program. As of September 30, 2008, the Company is authorized to repurchase, from time to time, up to 13.8 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the nine months ended September 30, 2008 and 2007, the Company repurchased 5.4 million shares and 9.2 million shares of common stock on the open market for a total cost of $131 million and $315 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During both the nine months ended September 30, 2008 and 2007, such repurchases totaled 1.5 million shares, at a cost of $38 million and $55 million, respectively. Repurchases of securities have been funded with cash generated from operations.

Repurchases of shares are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus. As a result, the Company had no retained earnings as of December 31, 2007.

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for the nine months ended September 30, 2008 and 2007 (consisting of stock option exercises and the purchase of shares for the treasury) is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.

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

September 30, 2008

Note I—Stock Plans (Continued)

Options currently outstanding under the plans have an exercise price equal to the fair market value of the Company’s common stock at the date of grant and consist of non-statutory stock options under the Internal Revenue Code, and generally have a term of 10 years.

Note J—Net Income Per Share

The calculation of net income per share for the three and nine months ended September 30, 2008 and 2007, is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$65,821	$73,963	$211,173	$217,396
Basic:
Weighted average shares	150,839	158,480	152,754	161,014

Diluted:
Weighted average shares	150,839	158,480	152,754	161,014
Potentially dilutive shares	1,947	3,423	1,807	4,152

Diluted shares	152,786	161,903	154,561	165,166

Net Income Per Share:
Basic	$.44	$.47	$1.38	$1.35
Diluted	$.43	$.46	$1.37	$1.32

The weighted average diluted common shares outstanding for the three months ended September 30, 2008 and 2007, excludes the effect of 3.5 million and 0.3 million anti-dilutive options, restricted stock and stock units, respectively. The weighted average diluted common shares outstanding for the nine months ended September 30, 2008 and 2007, excludes the effect of 3.1 million and 0.3 million anti-dilutive options, restricted stock and stock units, respectively. Employee stock options will have a dilutive effect under the treasury method only when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds. Under the treasury method, exercise proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in capital surplus, if the options were exercised and the restricted stock and stock units had vested. The computation of potentially dilutive shares also included unvested restricted stock and stock units.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2008

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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net service revenues
Temporary and consultant staffing	$912,168	$925,693	$2,836,108	$2,697,891
Permanent placement staffing	108,457	112,791	351,921	326,500
Risk consulting and internal audit services	139,461	140,561	422,688	401,207

	$1,160,086	$1,179,045	$3,610,717	$3,425,598

Operating income
Temporary and consultant staffing	$90,148	$95,511	$285,542	$273,968
Permanent placement staffing	15,317	20,262	57,893	64,202
Risk consulting and internal audit services	3,988	3,989	5,806	11,991

	109,453	119,762	349,241	350,161
Amortization of intangible assets	618	748	1,877	1,840
Interest income, net	(1,318)	(3,125)	(4,838)	(10,215)

Income before income taxes	$110,153	$122,139	$352,202	$358,536

Note L—Subsequent Events

On October 29, 2008, the Company announced a quarterly dividend of $.11 per share to be paid to all shareholders of record on November 25, 2008. The dividend will be paid on December 15, 2008.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information contained in Management’s Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the Company’s future operating results or financial positions. These statements may be identified by words such as “estimate”, “forecast”, “project”, “plan”, “intend”, “believe”, “expect”, “anticipate”, or variations or negatives thereof or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. These risks and uncertainties include, but are not limited to, the following: changes in levels of unemployment and other economic conditions in the United States or foreign countries where the Company does business, or in particular regions or industries; the impact of the current global financial crisis on our business and financial condition; reduction in the supply of candidates for temporary employment or the Company’s ability to attract candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company’s services, on the Company’s ability to maintain its margins; the possibility of the Company incurring liability for its activities, including the activities of its temporary employees, or for events impacting its temporary employees on clients’ premises; the possibility that adverse publicity could impact the Company’s ability to attract and retain clients and candidates; the success of the Company in attracting, training, and retaining qualified management personnel and other staff employees; whether governments will impose additional regulations or licensing requirements on personnel services businesses in particular or on employer/employee relationships in general; whether there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; and litigation relating to prior or current transactions or activities, including litigation that may be disclosed from time to time in the Company’s SEC filings. Additionally, with respect to Protiviti, other risks and uncertainties include the fact that future success will depend on its ability to retain employees and attract clients; there can be no assurance that there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; failure to produce projected revenues could adversely affect financial results; and there is the possibility of involvement in litigation relating to prior or current transactions or activities. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results.

Critical Accounting Policies and Estimates

As described below, the Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments.

Accounts Receivable Allowances. The Company maintains allowances for estimated losses resulting from (i) the inability of its customers to make required payments, (ii) temporary placement sales adjustments, and (iii) permanent placement candidates not remaining with the client through the 90-day guarantee period, commonly referred to as “fall offs”. The Company establishes these allowances based on its review of customers’ credit profiles, historical loss statistics and current trends. The adequacy of these allowances is reviewed each reporting period. Historically, the Company’s actual losses and credits have been consistent with these allowances. As a percentage of gross accounts receivable, the Company’s accounts receivable allowances totaled 5.2% and 4.6% as of September 30, 2008, and December 31, 2007, respectively. As of September 30, 2008, a five-percentage point deviation in the Company’s accounts receivable allowances balance would have resulted in an increase or decrease in the allowance of $1.6 million. Although future results cannot always be predicted by extrapolating past results, management believes that it is reasonably likely that future results will be consistent with historical trends and experience. However, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or if unexpected events or significant future changes in trends were to occur, additional allowances may be required.

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

The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. In relation to actual net operating losses in certain foreign operations, valuation allowances of $14.5 million were recorded as of September 30, 2008. If such losses are ultimately utilized to offset future operating income, the Company will benefit its deferred tax assets up to the full amount of the valuation reserve.

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

Workers’ Compensation. Except for states which require participation in state-operated insurance funds, the Company retains the economic burden for the first $0.5 million per occurrence in workers’ compensation claims. Workers’ compensation includes ongoing healthcare and indemnity coverage for claims and may be paid over numerous years following the date of injury. Claims in excess of $0.5 million are insured. Workers’ compensation expense includes the insurance premiums for claims in excess of $0.5 million, claims administration fees charged by the Company’s workers’ compensation administrator, premiums paid to state-operated insurance funds, and an estimate for the Company’s liability for Incurred But Not Reported (“IBNR”) claims and for the ongoing development of existing claims. Total workers’ compensation expense was $14.0 million and $11.2 million, representing 0.54% and 0.43% of applicable U.S. revenue for the nine months ended September 30, 2008 and 2007, respectively.

The accrual for IBNR claims and for the ongoing development of existing claims in each reporting period includes estimates. The Company has established reserves for workers’ compensation claims using loss development rates which are estimated using periodic third-party actuarial valuations based upon historical loss statistics which include the Company’s historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future results. Based on the Company’s results for the nine months ended September 30, 2008, a five-percentage point deviation in the Company’s estimated loss development rates would have resulted in an increase or decrease in the allowance of $0.6 million.

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

For the three and nine months ended September 30, 2008, compensation expense related to restricted stock and stock units was $16.5 million and $48.7 million, respectively, of which $5.1 million and $12.4 million, respectively, was related to grants made in 2008. A one-percentage point deviation in the estimated forfeiture rates would have resulted in a $0.2 million and $0.5 million increase or decrease in compensation expense related to restricted stock and stock units for the three and nine months ended September 30, 2008, respectively.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. Subsequently in February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and liabilities, except for items that are recognized and disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for financial assets and liabilities, effective January 1, 2008, did not impact the Company’s consolidated Financial Statements. The Company does not expect the adoption of SFAS 157 for non-financial assets and liabilities to have a material effect on its Financial Statements.

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

Results of Operations for the Three and Nine Months Ended September 30, 2008 and 2007

Temporary and consultant staffing services revenues were $912 million and $926 million for the three months ended September 30, 2008 and 2007, respectively, decreasing by 1% during the three months ended September 30, 2008, compared to the same period in 2007. On a constant-currency basis, temporary and consultant staffing services revenues decreased 2% during the three months ended September 30, 2008, compared to the same period in 2007. Temporary and consultant staffing services revenues were $2.8 billion and $2.7 billion for the nine months ended September 30, 2008 and 2007, respectively, increasing by 5% during the nine months ended September 30, 2008, compared to the same period in 2007. On a constant-currency basis, temporary and consultant staffing services revenues increased 3% during the nine months ended September 30, 2008, compared to the same period in 2007. The 2008 increase in temporary and consultant staffing services revenues is due to higher international revenues, particularly in Continental Europe.

Permanent placement revenues were $108 million and $113 million for the three months ended September 30, 2008 and 2007, respectively, decreasing by 4% during the three months ended September 30, 2008, compared to the same period in 2007. On a constant-currency basis, permanent placement revenues decreased 5% during the three months ended September 30, 2008, compared to the same period in 2007. Permanent placement revenues were $352 million and $327 million for the nine months ended September 30, 2008 and 2007, respectively, increasing by 8% during the nine months ended September 30, 2008, compared to the same period in 2007. On a constant-currency basis, permanent placement revenues increased 4% during the nine months ended September 30, 2008, compared to the same period in 2007. The 2008 increase in permanent placement revenues is due to higher international revenues, particularly in Continental Europe.

Risk consulting and internal audit services revenues were $139 million and $141 million for the three months ended September 30, 2008 and 2007, respectively, decreasing by 1% during the three months ended September 30, 2008, compared to the same period in 2007. On a constant-currency basis, risk consulting and internal audit services revenues decreased 2% during the three months ended September 30, 2008, compared to the same period in 2007. Risk consulting and internal audit services revenues were $423 million and $401 million for the nine months ended September 30, 2008 and 2007, respectively, increasing by 5% during the nine months ended September 30, 2008, compared to the same period in 2007. On a constant-currency basis, risk consulting and internal audit services revenues increased 3% during the nine months ended September 30, 2008, compared to the same period in 2007. The 2008 increase in risk consulting and internal audit services revenues is primarily due to higher international revenues, particularly in Asia.

There can be no assurances that there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services, or that future results can be reliably predicted by considering past trends or extrapolating past results. We expect total Company revenues to continue to be impacted by general macroeconomic conditions in 2008.

The Company’s temporary and permanent staffing services business has more than 370 offices in 42 states, the District of Columbia and 20 foreign countries, while Protiviti has more than 60 offices in 23 states and 15 foreign countries. Revenues from foreign operations represented 29% and 24% of revenues for the nine months ended September 30, 2008 and 2007, respectively.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services were $334 million and $346 million for the three months ended September 30, 2008 and 2007, respectively, decreasing by 3% during the three months ended September 30, 2008, compared to the same period in 2007. On a constant-currency basis, temporary and consultant staffing services gross margin dollars decreased 4% for the three months ended September 30, 2008, compared to the same period in 2007. Gross margin amounts equaled 37% of revenues for temporary and consultant staffing services for both the three months ended September 30, 2008 and 2007. Gross margin dollars for the Company’s temporary and consultant staffing services were $1.0 billion for both the nine months ended September 30, 2008 and 2007. On a constant-currency basis, temporary and consultant staffing services gross margin dollars increased 2% for the nine months ended September 30, 2008, compared to the same period in 2007. Gross margin amounts equaled 37% of revenues for temporary and consultant staffing services for both the nine months ended September 30, 2008 and 2007.

Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $108 million and $113 million for the three months ended September 30, 2008 and 2007, respectively, decreasing by 4% during the three months ended September 30, 2008, compared to the same period in 2007. On a constant currency basis, permanent placement staffing services gross margin dollars decreased 5% for the three months ended September 30, 2008, compared to the same period in 2007. Gross margin dollars for the Company’s permanent placement staffing division were $352 million and $327 million for the nine months ended September 30, 2008 and 2007, respectively, increasing by 8% during the nine months ended September 30, 2008, compared to the same period in 2007. On a constant currency basis, permanent placement staffing services gross margin dollars increased 4% for the nine months ended September 30, 2008, compared to the same period in 2007.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $41 million and $42 million for the three months ended September 30, 2008 and 2007, respectively, decreasing by 4% in 2008. On a constant currency basis, risk consulting and internal audit services gross margin dollars decreased 5% for the three months ended September 30, 2008, compared to the same period in 2007. Gross margin amounts equaled 29% and 30% of revenues for risk consulting and internal audit services for the three months ended September 30, 2008 and 2007, respectively. Gross margin dollars for the Company’s risk consulting and internal audit division were $120 million and $126 million for the nine months ended September 30, 2008 and 2007, respectively, decreasing by 5% in 2008. On a constant currency basis, risk consulting and internal audit services gross margin dollars decreased 7% for the nine months ended September 30, 2008, compared to the same period in 2007. Gross margin amounts equaled 28% and 31% of revenues for risk consulting and internal audit services for the nine months ended September 30, 2008 and 2007, respectively. The year-over-year margin decline is due primarily to the higher mix of non-U.S. revenues.

Selling, general and administrative expenses were $374 million and $1.2 billion in the three and nine months ended September 30, 2008, compared to $381 million and $1.1 billion in the three and nine months ended September 30, 2007. Selling, general and administrative expenses as a percentage of revenues were 32% for both the three and nine months ended September 30, 2008 and 2007. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs.

For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment analysis during the three months ended June 30, 2008, and determined that no adjustment to the carrying value of goodwill was required. Net intangible assets, consisting primarily of goodwill, represented 13% of total assets and 18% of total stockholders’ equity at September 30, 2008.

Interest income for the three months ended September 30, 2008 and 2007, was $2.8 million and $4.1 million, respectively. Interest income for the nine months ended September 30, 2008 and 2007, was $8.8 million and $13.3 million, respectively. The lower 2008 interest income was primarily due to lower average cash balances and lower interest rates. Interest expense for the three months ended September 30, 2008 and 2007, was $1.5 million and $0.9 million, respectively. Interest expense for the nine months ended September 30, 2008 and 2007, was $4.0 million and $3.1 million, respectively.

The provision for income taxes was 40% of income before taxes for both the three and nine months ended September 30, 2008, and 39% for both the three and nine months ended September 30, 2007.

Liquidity and Capital Resources

The change in the Company’s liquidity during the nine months ended September 30, 2008 and 2007, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and payment of dividends.

Cash, and cash equivalents were $374 million and $329 million at September 30, 2008 and 2007, respectively. Operating activities provided $333 million during the nine months ended September 30, 2008, partially offset by $63 million and $194 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $311 million during the nine months ended September 30, 2007, offset by $94 million and $354 million of net cash used in investing activities and financing activities, respectively.

Operating activities—Net cash provided by operating activities for the nine months ended September 30, 2008, was composed of net income of $211 million, adjusted for non-cash items of $111 million, and net cash provided by changes in working capital of $11 million. Net cash provided by operating activities for the nine months ended September 30, 2007 was composed of net income of $217 million adjusted for non-cash items of $90 million, and net cash provided by changes in working capital of $4 million.

Investing activities—Cash used in investing activities for the nine months ended September 30, 2008, was $63 million. This was primarily composed of capital expenditures of $55 million and deposits to trusts for employee benefits and retirement plans of $7 million. Cash used in investing activities for the nine months ended September 30, 2007 was $94 million. This was primarily composed of capital expenditures of $64 million, purchases of goodwill and other intangible assets of $19 million and deposits to trusts for employee benefits and retirement plans of $11 million.

Financing activities—Cash used in financing activities for the nine months ended September 30, 2008, was $194 million. This included repurchases of $169 million in common stock and $52 million in cash dividends to stockholders, offset primarily by proceeds of $27 million from exercises of stock options. Cash used in financing activities for the nine months ended September 30, 2007 was $354 million. This included repurchases of $368 million in common stock and $50 million in cash dividends to stockholders, partially offset by proceeds of $49 million from exercises of stock options and the excess tax benefits from stock-based compensation of $15 million.

As of September 30, 2008, the Company is authorized to repurchase, from time to time, up to 13.8 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the nine months ended September 30, 2008 and 2007, the Company repurchased 5.4 million shares and 9.2 million shares of common stock on the open market for a total cost of $131 million and $315 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During both the nine months ended September 30, 2008 and 2007, such repurchases totaled 1.5 million shares, at a cost of $38 million and $55 million, respectively. Repurchases of securities have been funded with cash generated from operations.

The Company’s working capital at September 30, 2008, included $374 million in cash and cash equivalents. The Company’s working capital requirements relate primarily to accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short- and long-term basis. However, continued or increased volatility and disruption in the global capital and credit markets could negatively impact the Company’s business operations and therefore its liquidity and ability to meet working capital needs.

On October 29, 2008, the Company announced a quarterly dividend of $.11 per share to be paid to all shareholders of record on November 25, 2008. The dividend will be paid on December 15, 2008.

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

For the nine months ended September 30, 2008, approximately 29% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, and Euro, have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

On September 16, 2008, Plaintiff Donald R. Green, on behalf of himself and a putative class of all temporary staffing employees in California, filed a complaint in California Superior Court naming the Company and one of its wholly owned subsidiaries as Defendants. The complaint alleges that temporary employees in California were improperly denied expense reimbursement and wages for time purportedly spent preparing for interviews, and traveling to and attending interviews with, alleged clients of Defendants. Plaintiff seeks penalties and equitable and legal remedies under Section 17200 of the California Business and Professions Code and Sections 1194 and 2802 of the California Labor Code. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to vigorously defend against the litigation.

The Company’s Form 10-Q for the quarter ended June 30, 2008 and the Company’s Form 10-K for the year ended December 31, 2007, contained disclosure regarding a complaint filed against the Company and one of its wholly owned subsidiaries on December 6, 2004, by Plaintiffs Ian O’Donnell and David Jolicoeur, on behalf of themselves and a putative class of salaried Staffing Managers, Account Executives and Account Managers. As the Company disclosed in its previous filings, the Court has previously denied conditional certification of Plaintiffs’ federal claims as a collective action and Plaintiffs’ state law claims as a class action. On October 21, 2008, the Court denied Plaintiffs’ motion to conduct discovery on class claims and directed that discovery be limited to the individual claims of the named plaintiffs. The case remains limited to three individuals. Subject to an interlocutory appeal or post judgment appeal being granted and the Court’s October 21, 2008 order being overturned or modified, the Company believes that the litigation is not currently a material pending legal proceeding. Accordingly, the Company does not presently intend to make disclosures regarding this case in its future Securities and Exchange Commission filings.

There have been no material developments with regard to the other legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007 and its quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2008.

ITEM 1A.	Risk Factors

In the risk factor disclosed in the Company’s most recent annual report on Form 10-K titled “The Company and certain subsidiaries are defendants in several class action lawsuits alleging various wage and hour claims that could cause the Company to incur substantial liabilities,” the Company references a total of five class and representative lawsuits, four in California, and one in Massachusetts. As disclosed in Part II, Item 1 of this Form 10-Q, the Company believes, for the reasons set forth therein, that the O’Donnell action, pending in Massachusetts, is not a material pending legal proceeding, and, the Company does not presently intend to make disclosures regarding such case in its future Securities and Exchange Commission filings. In addition, also as disclosed in Part II, Item 1 of this Form 10-Q, a new action (the “Donald Green Action”) was recently filed in California. Accordingly, the above titled risk factor is revised to reflect that there are five class or representative actions referenced in such risk factor, all of which are pending in California. Further, the Donald Green Action alleges, among other things, that temporary employees in California were improperly denied expense reimbursement and wages for time purportedly spent preparing for, traveling to, and attending interviews with alleged clients of the Company and one of its wholly owned subsidiaries, and seeks compensation for such expenses and wages, penalties and injunctive relief, as well as attorneys’ fees. The description of the allegations and the relief sought with respect to the other actions contained in this risk factor in such Form 10-K remain unchanged.

The following risk factor is added:

The Global Financial Crisis May Harm the Company’s Business and Financial Condition. Many financial and economic analysts are predicting that the world economy may be entering into a prolonged economic downturn characterized by high unemployment, limited availability of credit and decreased consumer and business spending. Given the nature of the Company’s business, financial results could be significantly harmed should such a downturn occur. In the past, the Company’s business has suffered during periods of high unemployment as demand for staffing services tends to significantly decrease during such periods. This impact on the Company’s business could be further dramatized during the current downturn given the unprecedented impact it has had and may continue to have on the global credit markets. In addition, the impact of the credit crisis could harm the Company’s financial condition. At September 30, 2008, the Company had $374 million in cash and cash equivalents. The Company has historically invested these amounts in U.S. treasuries and government agencies, bank deposits, corporate debt, money market funds, commercial paper and municipal bonds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. These risks associated with the Company’s investment portfolio may negatively impact the Company’s financial condition.

There have not been any material changes with respect to the other risk factors disclosed in such Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (c)
July 1, 2008 to July 31, 2008	86,790	(a)	$24.82	—	14,676,119
August 1, 2008 to August 31, 2008	59,721	(a)	$26.90	—	14,676,119
September 1, 2008 to September 30, 2008	864,066	(b)	$24.73	863,200	13,812,919

Total July 1, 2008 to September 30, 2008	1,010,577			863,200

(a)	Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(b)	Includes 866 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(c)	Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 78,000,000 shares have been authorized for repurchase of which 64,187,081 shares have been repurchased as of September 30, 2008.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

On October 29, 2008, Thomas J. Ryan retired from the Company’s Board of Directors. Following his retirement, the size of the Board was reduced from eight members to seven members. The retirement of Mr. Ryan was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

Date: October 31, 2008