Form 10-K
period 2008-12-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2009-02-19
CIK 315213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

As of June 30, 2008, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $3,506,138,450 based on the closing sale price on that date. This amount excludes the market value of 9,639,848 shares of Common Stock directly or indirectly held by registrant’s directors and officers and their affiliates.

As of January 31, 2009, there were 151,358,681 outstanding shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be mailed to stockholders in connection with the registrant’s annual meeting of stockholders, scheduled to be held in May 2009, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

PART I

Item 1.    Business

Robert Half International Inc. (the “Company”) provides specialized staffing and risk consulting services through such divisions as Accountemps®, Robert Half® Finance & Accounting, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group®, and Protiviti®. The Company, through its Accountemps, Robert Half Finance & Accounting, and Robert Half Management Resources divisions, is the world’s largest specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OfficeTeam specializes in highly skilled temporary administrative support personnel. Robert Half Technology provides information technology professionals. Robert Half Legal provides temporary, project, and full-time staffing of attorneys and specialized support personnel within law firms and corporate legal departments. The Creative Group provides project staffing in the advertising, marketing, and web design fields. Protiviti, which began operations in 2002, is a global business consulting and internal audit firm. Protiviti, which primarily employs professionals specializing in risk, advisory and transactional services, is a wholly-owned subsidiary of the Company.

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

In 2002, the Company hired more than 700 professionals who had been affiliated with the internal audit and business and technology risk consulting practice of Arthur Andersen LLP, including more than 50 individuals who had been partners of Andersen. These professionals formed the base of the Company’s Protiviti Inc. subsidiary. Protiviti® has enabled the Company to enter the market for business consulting and internal audit services, which market the Company believes offers synergies with its traditional lines of business.

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

Protiviti

Protiviti is a global business consulting and internal audit firm composed of experts specializing in risk, advisory and transactional services. The firm helps clients solve problems in finance and transactions, operations, technology, litigation, governance, risk and compliance.

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

Protiviti markets its business consulting and internal audit services to a variety of clients in a range of industries. Industry and competency teams conduct targeted marketing efforts, both locally and nationally, including print advertising and branded speaking events, with support from Protiviti management. National advertising conducted by Protiviti consists primarily of print advertisements in national newspapers, magazines and selected trade journals. Protiviti has initiated a national direct mail program to share information with clients on current corporate governance and risk management issues. It conducts public relations activities, such as press releases and newsletters, designed to enhance recognition for the Protiviti brand, establish its expertise in key issues surrounding its business and promote its services. Protiviti plans to expand both the services and value added content on the Protiviti.com website and increase traffic through targeted Internet advertising. Local employees are encouraged to be active in civic organizations and industry trade groups.

The Company and its subsidiaries own many trademarks, service marks and tradenames, including the Robert Half® Finance & Accounting, Accountemps®, OfficeTeam® , Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group® and Protiviti® marks, which are registered in the United States and in a number of foreign countries.

Organization

Management of the Company’s staffing operations is coordinated from its headquarters facilities in Menlo Park and Pleasanton, California. The Company’s headquarters provides support and centralized services to its offices in the administrative, marketing, public relations, accounting, training and legal areas, particularly as it relates to the standardization of the operating procedures of its offices. As of December 31, 2008, the Company conducted its staffing services operations through more than 370 offices in 42 states, the District of Columbia and 20 foreign countries. Office managers are responsible for most activities of their offices, including sales, local advertising and marketing and recruitment.

The day-to-day operations of Protiviti are managed by a chief executive officer and a senior management team with operational and administrative support provided by individuals located in Pleasanton and Menlo Park, California. As of December 31, 2008, Protiviti had more than 60 offices in 23 states and 16 foreign countries.

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

Protiviti faces competition in its efforts to attract clients and win proposal presentations. The risk consulting and internal audit businesses are highly competitive. In addition, the changing regulatory environment is increasing opportunities for non-attestation audit and risk consulting services. The principal competitors of Protiviti remain the “big four” accounting firms. Significant competitive factors include reputation, technology, tools, project methodologies, price of services and depth of skills of personnel. Protiviti believes its competitive strengths lie in its unique ability to couple the deep skills and proven methodologies of its “big four” heritage with the customer focus and attention of a smaller organization.

Employees

The Company has approximately 13,300 full-time employees, including approximately 3,000 engaged directly in Protiviti operations. In addition, the Company placed approximately 222,000 temporary employees on assignments with clients during 2008. Employees placed by the Company on assignment with clients are the Company’s employees for all purposes while they are working on assignments. The Company pays the related costs of employment, such as workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company provides access to voluntary health insurance coverage to interested temporary employees.

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

Item 1A.    Risk Factors

The Company’s business prospects are subject to various risks and uncertainties that impact its business. The most important of these risks and uncertainties are as follows:

The global financial crisis may harm the Company’s business and financial condition.    Many financial and economic analysts are predicting that the world economy may be entering into a prolonged economic downturn characterized by high unemployment, limited availability of credit and decreased consumer and business spending. Given the nature of the Company’s business, financial results could be significantly harmed should such a downturn occur. In the past, the Company’s business has suffered during periods of high unemployment as demand for staffing services tends to significantly decrease during such periods. This impact on the Company’s business could be further dramatized during the current downturn given the unprecedented impact it has had and may continue to have on the global credit markets. In addition, the impact of the credit crisis could harm the Company’s financial condition. At December 31, 2008, the Company had approximately $355 million in cash and cash equivalents. The Company has historically invested these amounts in U.S. treasuries and government agencies, bank deposits, corporate debt, money market funds, commercial paper and municipal bonds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. These risks associated with the Company’s investment portfolio may negatively impact the Company’s financial condition.

Any reduction in global economic activity may harm the Company’s business.    The demand for the Company’s services, in particular its staffing services, is highly dependent upon the state of the economy and upon the staffing needs of the Company’s clients. Any variation in the economic condition or unemployment levels of the U.S. or of any of the foreign countries in which the Company does business, or in the economic condition of any region of any of the foregoing, or in any specific industry may severely reduce the demand for the Company’s services and thereby significantly decrease the Company’s revenues and profits.

The Company faces risks in operating internationally.    The Company depends on operations in international markets for a significant portion of its business. These international operations are subject to a number of risks, including general political and economic conditions in those foreign countries, the burden of complying with various foreign laws and technical standards and unpredictable changes in foreign regulations, U.S. legal requirements governing U.S. companies operating in foreign countries, legal and cultural differences in the conduct of business, potential adverse tax consequences and difficulty in staffing and managing international operations. In addition, the Company’s business may be affected by foreign currency exchange fluctuations. In particular, the Company is subject to risk in translating its results in foreign currencies into the U.S. dollar. If the value of the U.S. dollar declines relative to other currencies, the Company’s reported income from these operations could decrease.

The Company may be unable to find sufficient candidates for its staffing business.    The Company’s staffing services business consists of the placement of individuals seeking employment. There can be no assurance that candidates for employment will continue to seek employment through the Company. Candidates generally seek temporary or regular positions through multiple sources, including the Company and its competitors. Any shortage of candidates could materially adversely affect the Company.

The Company operates in a highly competitive business and may be unable to retain clients or market share.    The staffing services business is highly competitive and, because it is a service business, the barriers to entry are quite low. There are many competitors, some of which have greater resources than the Company, and new competitors are entering the market all the time. In addition, long-term contracts form a negligible portion of the Company’s revenue. Therefore, there can be no assurance that the Company will be able to retain clients or market share in the future. Nor can there be any assurance that the Company will, in light of competitive pressures, be able to remain profitable or, if profitable, maintain its current profit margins.

The Company’s business depends on a strong reputation and anything that harms its reputation will likely harm its results.    As a provider of temporary and permanent staffing solutions as well as consultant services, the Company’s reputation is dependent upon the performance of the employees it places with its clients and the services rendered by its consultants. If the Company’s clients become dissatisfied with the performance of those employees or consultants or if any of those employees or consultants engage in conduct that is harmful to the Company’s clients, the Company’s ability to maintain or expand its client base may be harmed.

The Company may incur potential liability to employees and clients.    The Company’s temporary services business entails employing individuals on a temporary basis and placing such individuals in clients’ workplaces. The Company’s ability to control the workplace environment is limited. As the employer of record of its temporary employees, the Company incurs a risk of liability to its temporary employees for various workplace events, including claims of physical injury, discrimination, harassment or failure to protect confidential personal information. While such claims have not historically had a material adverse effect upon the Company, there can be no assurance that such claims in the future will not result in adverse publicity or have a material adverse effect upon the Company. The Company also incurs a risk of liability to its clients resulting from allegations of errors, omissions or theft by its temporary employees, or allegations of misuse of client confidential information. The Company maintains insurance with respect to many of such claims. While such claims have not historically had a material adverse effect upon the Company, there can be no assurance that the Company will continue to be able to obtain insurance at a cost that does not have a material adverse effect upon the Company or that such claims (whether by reason of the Company not having insurance or by reason of such claims being outside the scope of the Company’s insurance) will not have a material adverse effect upon the Company.

The Company is dependent on its management personnel and employees and a failure to attract and retain such personnel could harm its business.    The Company is engaged in the services business. As such, its success or failure is highly dependent upon the performance of its management personnel and employees, rather than upon technology or upon tangible assets (of which the Company has few). There can be no assurance that the Company will be able to attract and retain the personnel that are essential to its success.

The Company’s business is subject to extensive government regulation and a failure to comply with regulations could harm its business.    The Company’s business is subject to regulation or licensing in many states and in certain foreign countries. While the Company has had no material difficulty complying with regulations in the past, there can be no assurance that the Company will be able to continue to obtain all necessary licenses or approvals or that the cost of compliance will not prove to be material. Any inability of the Company to comply with government regulation or licensing requirements could materially adversely affect the Company. In addition, the Company’s temporary services business entails employing individuals on a temporary basis and placing such individuals in clients’ workplaces. Increased government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could materially adversely affect the Company.

The Company’s computer and communications hardware and software systems are vulnerable to damage and interruption.    The Company’s ability to manage its operations successfully is critical to its success and largely depends upon the efficient and uninterrupted operation of its computer and communications hardware and software systems. The Company’s primary computer systems and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events and errors in usage by the Company’s employees.

Failure to maintain adequate financial and management processes and controls could lead to errors in the Company’s financial reporting.    Failure to maintain adequate financial and management processes and controls could lead to errors in the Company’s financial reporting. If the Company’s management is unable to certify the effectiveness of its internal controls or if its independent registered public accounting firm cannot render an opinion on the effectiveness of its internal control over financial reporting, or if material weaknesses in the Company’s internal controls are identified, the Company could be subject to regulatory scrutiny and a loss of public confidence. In addition, if the Company does not maintain adequate financial and management personnel, processes and controls, it may not be able to accurately report its financial performance on a timely basis, which could cause its stock price to fall.

The demand for the Company’s services related to Sarbanes-Oxley or other regulatory compliance may decline.    The operations of both the staffing services business and Protiviti include services related to Sarbanes-Oxley and other regulatory compliance. There can be no assurance that there will be ongoing demand for these services.

Long-term contracts do not comprise a significant portion of the Company’s revenue.    Because long-term contracts are not a significant part of the Company’s staffing services business, future results cannot be reliably predicted by considering past trends or extrapolating past results.

The Company and certain subsidiaries are defendants in several class and representative action lawsuits alleging various wage and hour claims that could cause the Company to incur substantial liabilities.    The Company and certain subsidiaries are defendants in several class and representative action lawsuits brought by or on behalf of the Company’s current and former employees alleging violations of federal and state law with respect to certain wage and hour matters. The Company and certain subsidiaries are currently defendants in four such lawsuits, all of which are pending in California. Three of such lawsuits allege, among other things, the misclassification of certain employees as exempt employees under federal and state law and other related wage and hour violations and seek an unspecified amount for unpaid overtime compensation, statutory penalties, and other damages, as well as attorneys’ fees. The fourth lawsuit alleges, among other things, that temporary employees in California were improperly denied expense reimbursement and wages for time purportedly spent preparing for, traveling to, and attending interviews, and seeks compensation for such expenses and wages, penalties and injunctive relief, as well as attorneys’ fees. It is not possible to predict the outcome of these lawsuits. However, these lawsuits may consume substantial amounts of the Company’s financial and managerial resources and might result in adverse publicity, regardless of the ultimate outcome of the lawsuits. In addition, the Company and its subsidiaries may become subject to similar lawsuits in the same or other jurisdictions. An unfavorable outcome with respect to these lawsuits and any future lawsuits could, individually or in the aggregate, cause the Company to incur substantial liabilities that may have a material adverse effect upon the Company’s business, financial condition or results of operations.

Protiviti may be unable to attract and retain key personnel.    Protiviti is a services business, and is dependent upon its ability to attract and retain personnel. While Protiviti has retained its key personnel to date, there can be no assurance that it will continue to be able to do so.

Protiviti operates in a highly competitive business and faces competitors who are significantly larger and have more established reputations.    Protiviti operates in a highly competitive business. As with the Company’s staffing services business, the barriers to entry are quite low. There are many competitors, some of which have greater resources than Protiviti and many of which have been in operation far longer than Protiviti. In particular, Protiviti faces competition from the “big four” accounting firms, which have been in operation for a considerable period of time and have established reputations and client bases. Because the principal factors upon which competition is based are reputation, technology, tools, project methodologies, price of services and depth of skills of personnel, there can be no assurance that Protiviti will be successful in attracting and retaining clients.

Protiviti’s operations could subject it to liability.    The business of Protiviti consists of providing business consulting and internal audit services. Liability could be incurred or litigation could be instituted against the Company or Protiviti for claims related to these activities or to prior transactions or activities. There can be no assurance that such liability or litigation will not have a material adverse impact on Protiviti or the Company.

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties

The Company’s headquarters operations are located in Menlo Park and Pleasanton, California. As of December 31, 2008, placement activities were conducted through more than 370 offices located in the United States, Canada, the United Kingdom, Belgium, Brazil, France, the Netherlands, Germany, the Czech Republic, Ireland, Italy, Luxembourg, Spain, Switzerland, Japan, China, Singapore, Australia, New Zealand, Austria and the United Arab Emirates. As of December 31, 2008, Protiviti had more than 60 offices in the United States, Canada, Mexico, Brazil, Australia, China, France, Germany, Italy, the Netherlands, Japan, Singapore, South Korea, India, the United Kingdom, Belgium and Spain. All of the offices are leased.

Item 3.    Legal Proceedings

On September 10, 2004, Plaintiff Mark Laffitte, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees. In addition, the Plaintiff seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. On September 18, 2006, the Court issued an order certifying a class with respect to claims for alleged unpaid overtime pay but denied certification with respect to claims relating to meal periods and rest time breaks. On August 15, 2008, the Court stayed the litigation pending the California Supreme Court’s ruling in another case unrelated to the Company titled Harris v. Superior Court. The ruling in such case may have a material adverse bearing on the Company’s position in this litigation. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On May 4, 2006, Plaintiff Don Tran, on behalf of himself and a putative class of salaried Consultants and Senior Consultants, and a sub-class of terminated salaried Consultants and Senior Consultants, filed a complaint in California Superior Court naming Protiviti Inc., a wholly owned subsidiary of the Company (“Protiviti”), as Defendant. The complaint alleges that salaried consultants based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees. Plaintiff also seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. The complaint further seeks damages and penalties for the failure to provide meal and rest periods, and for the failure to reimburse business expenses, including, without limitation, parking and cellular telephone expenses. On February 28, 2008, the Court allowed Plaintiff to amend the complaint to name as class representatives two additional former Protiviti Consultants, who had worked for Protiviti’s “Internal Audit” business line. Plaintiff Tran had worked for Protiviti’s “Technology Risk” business line. On April 3, 2008, Plaintiffs agreed in open court to dismiss their claim for failure to reimburse business expenses. On December 18, 2008, the Court ruled that it would certify two classes, one of California Consultants and another of California Senior Consultants, on the overtime pay claims. The Court also ruled that it would deny certification, without prejudice, on the claims for alleged unpaid meal and rest breaks. Further, it ruled that the Plaintiffs must submit a detailed trial plan, which the Court may use to revisit the class certification issue. The class has not yet been given notice of the action or the ruling. On February 6, 2009 the Court issued its order certifying the two classes described above on the overtime pay claims. A ruling in the unrelated Harris case referenced in the first paragraph of this Item 3 may have a material adverse bearing on Protiviti’s position in this litigation. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. Protiviti believes it has meritorious defenses to the allegations, and Protiviti intends to continue to vigorously defend against the litigation.

On September 24, 2007, Plaintiff Van Williamson, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California were not provided meal periods, paid rest periods, and accurate itemized wage statements. It seeks one hour of wages for each employee for each meal and rest period missed during the statutory liability period. It also seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged failure to provide the meal and rest periods and accurate itemized wage statements. The allegations in the complaint are substantially similar to the allegations included in the complaint filed by Mark Laffitte described above. On August 28, 2008, the Court stayed the litigation pending the California Supreme Court’s decision on whether to review a case unrelated to the Company titled Brinker Restaurant Corp. v. Superior Court. On October 22, 2008, the California Supreme Court granted such review. The Plaintiffs and Defendants in the current action are scheduled to review the stay with the Court on February 26, 2009. A ruling in the unrelated Harris case referenced in the first paragraph of this Item 3 and/or the Brinker case referenced above may have a material adverse bearing on the Company’s position in this litigation. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

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

The Company’s Form 10-Q for the quarter ended September 30, 2008 and the Company’s Form 10-K for the year ended December 31, 2007 contained disclosure regarding a complaint filed against the Company and three of its wholly owned subsidiaries on August 9, 2005, by Plaintiff Lizette Greene, on behalf of herself and a putative class of salaried “inside sales persons.” On February 11, 2009, the Court dismissed this case.

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

Market Price, Dividends and Related Matters

The Company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “RHI”. On January 31, 2009, there were 5,357 holders of record of the Common Stock.

Following is a list by fiscal quarters of the sales prices of the stock:

	Sales Prices
2008	High	Low
4th Quarter	$24.64	$14.31
3rd Quarter	$29.99	$21.96
2nd Quarter	$26.60	$22.51
1st Quarter	$28.32	$21.21

	Sales Prices
2007	High	Low
4th Quarter	$32.95	$24.41
3rd Quarter	$38.24	$28.59
2nd Quarter	$38.01	$32.78
1st Quarter	$42.21	$35.91

Cash dividends of $.11 per share were declared and paid in each quarter of 2008. Cash dividends of $.10 per share were declared and paid in each quarter of 2007.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (d)
October 1, 2008 to October 31, 2008	110,659	(a)	$17.96	110,454	13,702,465
November 1, 2008 to November 30, 2008	3,788,556	(b)	$17.91	3,788,532	9,913,933
December 1, 2008 to December 31, 2008	291,025	(c)	$19.88	118,536	9,795,397

Total October 1, 2008 to December 31, 2008	4,190,240			4,017,522

(a)	Includes 205 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(b)	Includes 24 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(c)	Includes 172,489 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(d)	Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 78,000,000 shares have been authorized for repurchase, of which, 68,204,603 shares have been repurchased as of December 31, 2008.

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

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Income Statement Data:
Net service revenues	$4,600,554	$4,645,666	$4,013,546	$3,338,439	$2,675,696
Direct costs of services, consisting of payroll, payroll taxes, insurance costs and reimbursable expenses	2,686,983	2,667,838	2,319,293	1,965,390	1,619,394

Gross margin	1,913,571	1,977,828	1,694,253	1,373,049	1,056,302
Selling, general and administrative expenses	1,496,839	1,497,957	1,243,952	991,488	824,382
Amortization of intangible assets	2,617	2,594	851	335	1,025
Interest income, net	(5,161)	(13,127)	(16,752)	(10,948)	(3,770)

Income before income taxes	419,276	490,404	466,202	392,174	234,665
Provision for income taxes	169,095	194,192	183,024	154,304	94,061

Net income	$250,181	$296,212	$283,178	$237,870	$140,604

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Net Income Per Share:
Basic	$1.65	$1.85	$1.71	$1.42	$.83
Diluted	$1.63	$1.81	$1.65	$1.36	$.79
Shares:
Basic	151,607	159,767	166,003	167,664	169,742
Diluted	153,289	163,479	171,712	174,382	176,866
Cash Dividends Declared Per Share	$.44	$.40	$.32	$.28	$.18

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Goodwill and other intangible assets, net	$189,382	$195,143	$178,665	$165,857	$167,931
Total assets	$1,411,850	$1,450,298	$1,459,021	$1,318,686	$1,198,657
Long-term debt financing	$1,892	$3,753	$3,831	$2,698	$2,266
Stockholders’ equity	$983,888	$984,049	$1,042,671	$970,873	$911,870

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information contained in Management’s Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the Company’s future operating results or financial positions. These statements may be identified by words such as “estimate”, “forecast”, “project”, “plan”, “intend”, “believe”, “expect”, “anticipate”, or variations or negatives thereof or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. These risks and uncertainties include, but are not limited to, the following: the global financial and economic situation; changes in levels of unemployment and other economic conditions in the United States or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of candidates for temporary employment or the Company’s ability to attract candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company’s services, on the Company’s ability to maintain its margins; the possibility of the Company incurring liability for its activities, including the activities of its temporary employees, or for events impacting its temporary employees on clients’ premises; the possibility that adverse publicity could impact the Company’s ability to attract and retain clients and candidates; the success of the Company in attracting, training, and retaining qualified management personnel and other staff employees; the Company’s ability to comply with governmental regulations affecting personnel services businesses in particular or employer/employee relationships in general; whether there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; the Company’s reliance on short-term contracts for a significant percentage of its business; litigation relating to prior or current transactions or activities, including litigation that may be disclosed from time to time in the Company’s SEC filings; the ability of the Company to manage its international operations and comply with foreign laws and regulations; the impact of fluctuations in foreign currency exchange rates; the possibility that the Company’s computer and communications hardware and software systems could be damaged or their service interrupted; and the possibility that the Company may fail to maintain adequate financial and management controls and as a result suffer errors in its financial reporting. Additionally, with respect to Protiviti, other risks and uncertainties include the fact that future success will depend on its ability to retain employees and attract clients; there can be no assurance that there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; failure to produce projected revenues could adversely affect financial results; and there is the possibility of involvement in litigation relating to prior or current transactions or activities. Further information regarding these and other risks and uncertainties is contained in Item 1A. “Risk Factors.” Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results.

Critical Accounting Policies and Estimates

As described below, the Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments.

Accounts Receivable Allowances.    The Company maintains allowances for estimated losses resulting from (i) the inability of its customers to make required payments, (ii) temporary placement sales adjustments, and (iii) permanent placement candidates not remaining with the client through the 90-day guarantee period, commonly referred to as “fall offs”. The Company establishes these allowances based on its review of customers’ credit profiles, historical loss statistics and current trends. The adequacy of these allowances is reviewed each reporting period. Historically, the Company’s actual losses and credits have been consistent with these allowances. As a percentage of gross accounts receivable, the Company’s accounts receivable allowances totaled 6.6% and 4.6% as of December 31, 2008 and 2007, respectively. As of December 31, 2008, a five-percentage point deviation in the Company’s accounts receivable allowances balance would have resulted in an increase or decrease in the allowance of $1.7 million. Although future results cannot always be predicted by extrapolating past results, management believes that it is reasonably likely that future results will be consistent with historical trends and experience. However, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or if unexpected events or significant future changes in trends were to occur, additional allowances may be required.

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

The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. In relation to actual net operating losses in certain foreign operations, valuation allowances of $14.6 million were recorded as of December 31, 2008. If such losses are ultimately utilized to offset future operating income, the Company will benefit its deferred tax assets up to the full amount of the valuation reserve.

While management believes that its judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may materially affect the future financial results of the Company.

Goodwill Impairment.    The Company assesses the impairment of goodwill annually in the second quarter, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment assessments for goodwill are done at a reporting unit level. For purposes of this assessment, the Company’s reporting units are its lines of business. In performing periodic impairment tests, the fair value of the reporting unit is compared to the carrying value, including goodwill and intangible assets. If the fair value exceeds the carrying value, there is no impairment. If the carrying value exceeds the fair value, however, an impairment condition may exist.

The goodwill impairment assessment is based upon a discounted cash flow analysis. The estimate of future cash flows is based upon, among other things, a discount rate and certain assumptions about expected future operating performance. The discount rate used by management has been calculated on a consistent basis and has not fluctuated significantly. The primary assumptions related to future operating performance include revenue growth rates and expense levels. These assumptions are updated annually and are primarily based upon historical trends. The Company’s estimates of discounted cash flow may differ from actual cash flow due to, among other things, economic conditions, changes to its business model or changes in its operating performance. Although management believes the assumptions and estimates made in its goodwill impairment analysis to be reasonable and appropriate, different assumptions could materially impact the Company’s reported financial results. As of December 31, 2008 and 2007, total goodwill equaled $187.5 million and $191.1 million, respectively. The Company completed its annual goodwill impairment analysis during each of the years ended December 31, 2008 and 2007, and determined that no adjustment to the carrying value of goodwill was required.

Workers’ Compensation.    Except for states which require participation in state-operated insurance funds, the Company retains the economic burden for the first $0.5 million per occurrence in workers’ compensation claims. Workers’ compensation includes ongoing healthcare and indemnity coverage for claims and may be paid over numerous years following the date of injury. Claims in excess of $0.5 million are insured. Workers’ compensation expense includes the insurance premiums for claims in excess of $0.5 million, claims administration fees charged by the Company’s workers’ compensation administrator, premiums paid to state-operated insurance funds, and an estimate for the Company’s liability for Incurred But Not Reported (“IBNR”) claims and for the ongoing development of existing claims. Total workers’ compensation expense was $12.1 million and $9.4 million, representing 0.37% and 0.27% of applicable U.S. revenue for the years ended December 31, 2008 and 2007, respectively.

The accrual for IBNR claims and for the ongoing development of existing claims in each reporting period includes estimates. The Company has established reserves for workers’ compensation claims using loss development rates which are estimated using periodic third party actuarial valuations based upon historical loss statistics which include the Company’s historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future results. Based on the Company’s results for the year ended December 31, 2008, a five-percentage point deviation in the Company’s estimated loss development rates would have resulted in an increase or decrease in the reserve of $0.5 million.

Stock-based Compensation.    Under various stock plans, officers, employees and outside directors have received or may receive grants of restricted stock, stock units, stock appreciation rights or options to purchase common stock.

Compensation expense for restricted stock and stock units is generally recognized on a straight-line basis over the vesting period, based on the stock’s fair market value on the grant date. For restricted stock grants issued with performance conditions, compensation expense is recognized over each vesting tranche. The Company recognizes compensation expense for only the portion of restricted stock and stock units that is expected to vest, rather than record forfeitures when they occur. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. For purposes of calculating stock-based compensation expense for retirement-eligible employees, the service period is assumed to be met on the grant date or retirement-eligible date, whichever is later.

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

For the years ended December 31, 2008, 2007 and 2006, compensation expense related to restricted stock and stock units was $63.6 million, $53.8 million and $40.8 million, respectively, of which $17.0 million, $21.1 million and $10.2 million was related to grants made in 2008, 2007 and 2006, respectively. A one-percentage point deviation in the estimated forfeiture rates would have resulted in a $0.6 million, $0.5 million and $0.4 million increase or decrease in compensation expense related to restricted stock and stock units for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Results of Operations for the Three Years Ended December 31, 2008

Temporary and consultant staffing services revenues were $3.6 billion, $3.6 billion and $3.1 billion for the years ended December 31, 2008, 2007 and 2006, respectively, remaining flat in 2008 and increasing by 16% in 2007. Because fluctuations in foreign currency exchange rates have an impact on revenue, the Company provides selected growth results on a constant-currency basis. Constant-currency percentages are calculated using as-reported amounts which have been retranslated using the prior year’s foreign currency exchange rates. On a constant-currency basis, temporary and consultant staffing services revenues decreased 1% and increased 14% for the years ended December 31, 2008 and 2007, respectively. Permanent placement revenues were $427 million, $444 million and $336 million for the years ended December 31, 2008, 2007 and 2006, respectively, decreasing by 4% in 2008 and increasing by 32% in 2007. On a constant-currency basis, permanent placement services revenues decreased 5% and increased 29% for the years ended December 31, 2008 and 2007, respectively. The 2008 decrease in temporary and permanent staffing services revenues was the result of weakening general macroeconomic conditions in the United States, partially offset by higher international revenues, particularly in Continental Europe. Risk consulting and internal audit services revenues were $547 million, $552 million and $543 million for the years ended December 31, 2008, 2007 and 2006, respectively, decreasing by 1% in 2008 and increasing by 2% in 2007. On a constant-currency basis, risk consulting and internal audit services revenues decreased 2% and were flat for the years ended December 31, 2008 and 2007, respectively. The 2008 decrease in risk consulting and internal audit services revenues was the result of difficult global economic conditions which weakened as the year progressed. There can be no assurances that there will be ongoing demand for risk consulting and internal audit services, or that future results can be reliably predicted by considering past trends or extrapolating past results. We expect total Company revenues to continue to be impacted by general macroeconomic conditions in 2009.

The Company’s temporary and permanent staffing services business has more than 370 offices in 42 states, the District of Columbia and 20 foreign countries, while Protiviti has more than 60 offices in 23 states and 16 foreign countries. Revenues from foreign operations represented 29%, 24% and 21% of revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services were $1.3 billion, $1.4 billion and $1.2 billion for the years ended December 31, 2008, 2007 and 2006, respectively, decreasing by 2% in 2008 and increasing by 17% in 2007. On a constant-currency basis, temporary and consultant staffing services gross margin dollars decreased 3% and increased 15% for the years ended December 31, 2008 and 2007, respectively. Gross margin amounts equaled 37% of revenues for temporary and consultant staffing services for each of the years ended December 31, 2008, 2007 and 2006.

Gross margin dollars for the Company’s permanent placement staffing division were $427 million, $444 million and $336 million for the years ended December 31, 2008, 2007 and 2006, respectively, decreasing by 4% in 2008 and increasing by 32% in 2007. On a constant-currency basis, permanent placement staffing services gross margin dollars decreased 5% and increased 29% for the years ended December 31, 2008 and 2007, respectively.

Gross margin dollars for the Company’s risk consulting and internal audit division were $155 million, $175 million and $199 million for the years ended December 31, 2008, 2007 and 2006, respectively, decreasing by 11% and 12% in 2008 and 2007, respectively. On a constant-currency basis, risk consulting and internal audit services gross margin dollars decreased by 13% for both the years ended December 31, 2008 and 2007. Gross margin amounts equaled 28%, 32% and 37% of revenues for risk consulting and internal audit services for the years ended December 31, 2008, 2007 and 2006, respectively. The year-over-year margin decline is primarily due to the higher mix of non-U.S. revenues.

Selling, general and administrative expenses were $1.5 billion in 2008, compared to $1.5 billion in 2007 and $1.2 billion in 2006. Selling, general and administrative expenses as a percentage of revenues were 33%, 32% and 31% for the years ended December 31, 2008, 2007 and 2006, respectively. Selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs.

For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment analysis during each of the years ended December 31, 2008 and 2007, and determined that no adjustment to the carrying value of goodwill was required. Net intangible assets, consisting primarily of goodwill, represented 13% of total assets and 19% of total stockholders’ equity at December 31, 2008.

Interest income for the years ended December 31, 2008, 2007 and 2006, was $10.5 million, $17.2 million and $19.3 million, respectively. Lower 2008 interest income was primarily due to lower interest rates. Interest expense for the years ended December 31, 2008, 2007 and 2006, was $5.3 million, $4.1 million and $2.5 million, respectively.

The provision for income taxes was 40%, 40% and 39% of income before taxes for the years ended December 31, 2008, 2007 and 2006, respectively.

Liquidity and Capital Resources

The change in the Company’s liquidity during the years ended December 31, 2008, 2007 and 2006, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock, payment of dividends and principal payments on outstanding notes payable.

Cash and cash equivalents were $355 million, $310 million and $447 million at December 31, 2008, 2007 and 2006, respectively. Operating activities provided $447 million during the year ended December 31, 2008, partially offset by $95 million and $285 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $411 million during the year ended December 31, 2007, partially offset by $116 million and $452 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $376 million during the year ended December 31, 2006, partially offset by $96 million and $299 million of net cash used in investing activities and financing activities, respectively.

Operating activities—Net cash provided by operating activities for the year ended December 31, 2008, was composed of net income of $250 million adjusted for non-cash items of $150 million, and net cash provided by changes in working capital of $47 million. Net cash provided by operating activities for the year ended December 31, 2007, was composed of net income of $296 million adjusted for non-cash items of $124 million, and net cash used by changes in working capital of $9 million. Net cash provided by operating activities for the year ended December 31, 2006, was composed of net income of $283 million adjusted for non-cash items of $58 million, and net cash provided by changes in working capital of $35 million.

Investing activities—Cash used in investing activities for the year ended December 31, 2008, was $95 million. This was primarily composed of capital expenditures of $73 million and deposits to trusts for employee benefits and retirement plans of $21 million. Cash used in investing activities for the year ended December 31, 2007, was $116 million. This was composed of capital expenditures of $84 million, purchases of goodwill and other intangible assets of $19 million, and deposits to trusts for employee benefits and retirement plans of $13 million. Cash used in investing activities for the year ended December 31, 2006, was $96 million. This was composed of capital expenditures of $80 million, purchases of goodwill and other intangible assets of $12 million, and deposits to trusts for employee benefits and retirement plans of $4 million.

Financing activities—Cash used in financing activities for the year ended December 31, 2008, was $285 million. This included repurchases of $245 million in common stock, $69 million in cash dividends to stockholders and principal payments on notes payable and other indebtedness of $2 million, offset by proceeds of $27 million from exercises of stock options and the excess tax benefits from stock-based compensation of $4 million. Cash used in financing activities for the year ended December 31, 2007, was $452 million. This included repurchases of $453 million in common stock and $66 million in cash dividends to stockholders, partially offset by proceeds of $52 million from exercises of stock options and the excess tax benefits from stock-based compensation of $15 million. Cash used in financing activities for the year ended December 31, 2006, was $299 million. This included repurchases of $400 million in common stock and $54 million in cash dividends to stockholders, partially offset by proceeds of $105 million from exercises of stock options and the excess tax benefits from stock-based compensation of $50 million.

As of December 31, 2008, the Company is authorized to repurchase, from time to time, up to 9.8 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the years ended December 31, 2008, 2007 and 2006, the Company repurchased approximately 9.4 million shares, 12.2 million shares and 7.9 million shares of common stock on the open market for a total cost of $203 million, $397 million and $273 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the years ended December 31, 2008, 2007 and 2006, such repurchases totaled approximately 1.6 million shares, 1.6 million shares and 3.3 million shares at a cost of $42 million, $58 million and $127 million, respectively. Repurchases of shares have been funded with cash generated from operations.

The Company’s working capital at December 31, 2008, included $355 million in cash and cash equivalents. The Company’s working capital requirements relate primarily to accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short- and long-term basis.

On February 12, 2009, the Company announced a quarterly dividend of $.12 per share to be paid to all shareholders of record on February 25, 2009. The dividend will be paid on March 16, 2009.

The Company’s cash flows generated from operations are also the primary source for funding various contractual obligations. The table below summarizes the Company’s major commitments as of December 31, 2008 (in thousands):

	Payments due by period
Contractual Obligations	2009	2010 and 2011	2012 and 2013	Thereafter	Total
Long-term debt obligations	$278	$555	$508	$2,019	$3,360
Operating lease obligations	109,281	176,551	95,151	127,577	508,560
Purchase obligations	15,702	4,760	18	—	20,480
Other liabilities	1,069	2,709	5,271	7,156	16,205

Total	$126,330	$184,575	$100,948	$136,752	$548,605

Long-term debt obligations consist of promissory notes and related interest as well as other forms of indebtedness issued in connection with certain acquisitions and other payment obligations. Operating lease obligations consist of minimum rental commitments for 2009 and thereafter under non-cancelable leases in effect at December 31, 2008. Purchase obligations consist of purchase commitments primarily related to telecom service agreements, software licenses and subscriptions, and computer hardware and software maintenance agreements. The above table does not reflect $20.5 million of unrecognized tax benefits which the Company has accrued for uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As of December 31, 2008, the Company classified $18.4 million of its unrecognized tax benefits as a current liability, as these amounts are expected to be paid in the next twelve months. The remaining $2.1 million of unrecognized tax benefits have been classified as a non-current liability, as a reasonably reliable estimate of the period of future payments, if any, could not be determined.

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

For the year ended December 31, 2008, approximately 29% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

Item 8.    Financial Statements and Supplementary Data

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share amounts)

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$354,756	$310,000
Accounts receivable, less allowances of $34,217 and $28,464	484,808	593,169
Deferred income taxes and other current assets	193,335	156,469

Total current assets	1,032,899	1,059,638
Goodwill and other intangible assets, net	189,382	195,143
Property and equipment, net	145,699	152,311
Deferred income taxes	43,870	43,206

Total assets	$1,411,850	$1,450,298

LIABILITIES
Accounts payable and accrued expenses	$111,645	$108,070
Accrued payroll costs and retirement obligations	301,102	323,264
Income taxes payable	—	16,248
Current portion of notes payable and other indebtedness	105	370

Total current liabilities	412,852	447,952
Notes payable and other indebtedness, less current portion	1,892	3,753
Other liabilities	13,218	14,544

Total liabilities	427,962	466,249

Commitments and Contingencies (Note I)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 150,943,324 and 158,057,575 shares	151	158
Capital surplus	949,474	915,038
Accumulated other comprehensive income	34,263	68,853
Retained earnings	—	—

Total stockholders’ equity	983,888	984,049

Total liabilities and stockholders’ equity	$1,411,850	$1,450,298

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
Net service revenues	$4,600,554	$4,645,666	$4,013,546
Direct costs of services, consisting of payroll, payroll taxes, insurance costs and reimbursable expenses	2,686,983	2,667,838	2,319,293

Gross margin	1,913,571	1,977,828	1,694,253
Selling, general and administrative expenses	1,496,839	1,497,957	1,243,952
Amortization of intangible assets	2,617	2,594	851
Interest income, net	(5,161)	(13,127)	(16,752)

Income before income taxes	419,276	490,404	466,202
Provision for income taxes	169,095	194,192	183,024

Net income	$250,181	$296,212	$283,178

Basic net income per share	$1.65	$1.85	$1.71
Diluted net income per share	$1.63	$1.81	$1.65

Shares:
Basic	151,607	159,767	166,003
Diluted	153,289	163,479	171,712

Cash dividends declared per share	$.44	$.40	$.32

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
COMMON STOCK—SHARES:
Balance at beginning of period	158,058	167,848	170,682
Net issuances of restricted stock	2,240	1,297	1,702
Repurchases of common stock	(11,000)	(13,835)	(11,242)
Exercises of stock options	1,645	2,748	6,706

Balance at end of period	150,943	158,058	167,848

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$158	$168	$171
Net issuances of restricted stock	2	1	2
Repurchases of common stock	(11)	(14)	(12)
Exercises of stock options	2	3	7

Balance at end of period	$151	$158	$168

CAPITAL SURPLUS:
Balance at beginning of period	$915,038	$1,003,926	$875,843
Net issuances of restricted stock at par value	(2)	(1)	(2)
Repurchases of common stock—excess over par value	(63,913)	(225,641)	(14,980)
Exercises of stock options—excess over par value	27,478	52,383	105,366
Stock-based compensation expense—restricted stock and stock units	63,571	53,830	40,835
Stock-based compensation expense—stock options	5,109	9,229	17,628
Tax impact of equity incentive plans	2,193	21,312	65,414
Reclassification of deferred compensation	—	—	(86,178)

Balance at end of period	$949,474	$915,038	$1,003,926

DEFERRED COMPENSATION:
Balance at beginning of period	$—	$—	$(86,178)
Reclassification of deferred compensation	—	—	86,178

Balance at end of period	$—	$—	$—

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$68,853	$38,577	$24,987
Translation adjustments, net of tax	(34,590)	30,276	13,590

Balance at end of period	$34,263	$68,853	$38,577

RETAINED EARNINGS:
Balance at beginning of period	$—	$—	$156,050
Cumulative impact from adoption of FASB Interpretation No. 48	—	(1,709)	—
Repurchases of common stock—excess over par value	(181,573)	(228,983)	(384,825)
Cash dividends ($.44 per share, $.40 per share and $.32 per share)	(68,608)	(65,520)	(54,403)
Net income	250,181	296,212	283,178

Balance at end of period	$—	$—	$—

COMPREHENSIVE INCOME:
Net income	$250,181	$296,212	$283,178
Translation adjustments, net of tax	(34,590)	30,276	13,590

Total comprehensive income	$215,591	$326,488	$296,768

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$250,181	$296,212	$283,178
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	2,617	2,594	851
Depreciation expense	70,593	68,847	60,234
Stock-based compensation expense—restricted stock and stock units	63,571	53,830	40,835
Stock-based compensation expense—stock options	5,109	9,229	17,628
Excess tax benefits from stock-based compensation	(3,688)	(14,690)	(49,929)
Provision for deferred income taxes	(6,043)	(7,242)	(19,318)
Provision for doubtful accounts	18,137	11,359	7,585
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	67,283	(54,723)	(75,442)
(Decrease) increase in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	(5,238)	26,944	49,542
(Decrease) increase in income taxes payable	(12,941)	28,839	66,166
Change in other assets, net of change in other liabilities	(2,456)	(9,975)	(5,112)

Net cash flows provided by operating activities	447,125	411,224	376,218

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of goodwill and other intangible assets and other assets	(272)	(19,524)	(11,958)
Capital expenditures	(73,413)	(83,777)	(80,446)
Increase in trusts for employee benefits and retirement plans	(21,116)	(12,949)	(3,618)

Net cash flows used in investing activities	(94,801)	(116,250)	(96,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(245,497)	(452,944)	(399,817)
Cash dividends paid	(68,608)	(65,520)	(54,403)
Decrease in notes payable and other indebtedness	(1,980)	(352)	(348)
Excess tax benefits from stock-based compensation	3,688	14,690	49,929
Proceeds from exercises of stock options	27,480	52,386	105,373

Net cash flows used in financing activities	(284,917)	(451,740)	(299,266)

Effect of exchange rate changes on cash and cash equivalents	(22,651)	19,287	8,191

Net increase (decrease) in cash and cash equivalents	44,756	(137,479)	(10,879)
Cash and cash equivalents at beginning of period	310,000	447,479	458,358

Cash and cash equivalents at end of period	$354,756	$310,000	$447,479

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$485	$505	$537
Income taxes, net of refunds	$192,205	$165,866	$131,769
Purchase of goodwill and other intangible assets and other assets:
Assets acquired
Goodwill and other intangible assets	$272	$16,917	$13,970
Other assets	—	3,002	4,051
Liabilities incurred
Notes payable and other contracts	—	—	(1,524)
Other liabilities	—	(395)	(4,539)

Cash paid, net of cash acquired	$272	$19,524	$11,958

Non-cash items:
Stock repurchases awaiting settlement	$—	$1,694	$—

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Summary of Significant Accounting Policies

Nature of Operations.    Robert Half International Inc. (the “Company”) provides specialized staffing and risk consulting services through such divisions as Accountemps®, Robert Half® Finance & Accounting, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group®, and Protiviti®. The Company, through its Accountemps, Robert Half Finance & Accounting, and Robert Half Management Resources divisions, is a specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OfficeTeam specializes in highly skilled temporary administrative support personnel. Robert Half Technology provides information technology professionals. Robert Half Legal provides temporary, project, and full-time staffing of attorneys and specialized support personnel within law firms and corporate legal departments. The Creative Group provides project staffing in the advertising, marketing, and web design fields. Protiviti provides business consulting and internal audit services, and is a wholly-owned subsidiary of the Company. Revenues are predominantly derived from specialized staffing services. The Company operates in North America, South America, Europe, Asia and Australia. The Company is a Delaware corporation.

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

Use of Estimates.    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of December 31, 2008, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses and income and other taxes.

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

Advertising Costs.    The Company expenses all advertising costs as incurred. Advertising expense totaled $50.2 million, $59.2 million and $52.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Goodwill and Intangible Assets. Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment analysis during each of the three years ended December 31, 2008, and determined that no adjustment to the carrying value of goodwill was required.

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

Workers’ Compensation.    Except for states which require participation in state-operated insurance funds, the Company retains the economic burden for the first $0.5 million per occurrence in workers’ compensation claims. Workers’ compensation includes ongoing healthcare and indemnity coverage for claims and may be paid over numerous years following the date of injury. Claims in excess of $0.5 million are insured. Workers’ compensation expense includes the insurance premiums for claims in excess of $0.5 million, claims administration fees charged by the Company’s workers’ compensation administrator, premiums paid to state-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note A—Summary of Significant Accounting Policies (Continued)

operated insurance funds, and an estimate for the Company’s liability for Incurred But Not Reported (“IBNR”) claims and for the ongoing development of existing claims.

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

Compensation expense for restricted stock and stock units is generally recognized on a straight-line basis over the vesting period, based on the stock’s fair market value on the grant date. For restricted stock grants issued with performance conditions, compensation expense is recognized over each vesting tranche. The Company recognizes compensation expense for only the portion of restricted stock and stock units that is expected to vest, rather than record forfeitures when they occur. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. For purposes of calculating stock-based compensation expense for retirement-eligible employees, the service period is assumed to be met on the grant date or retirement-eligible date, whichever is later.

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

Internal-use Software.    The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. The Company capitalized approximately $16.2 million, $13.3 million and $8.3 million of internal-use software development costs for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note C—Deferred Income Taxes and Other Current Assets

Deferred income taxes and other current assets consisted of the following (in thousands):

	December 31,
	2008	2007
Deferred income taxes	$61,955	$55,522
Deposits in trusts for employee benefits and retirement plans	72,295	51,179
Other	59,085	49,768

	$193,335	$156,469

Note D—Goodwill and Other Intangible Assets, Net

The following table sets forth the activity in goodwill and other intangible assets from December 31, 2006 through December 31, 2008 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balance as of December 31, 2006	$177,125	$1,540	$178,665
Purchase of intangible assets	11,817	5,100	16,917
Translation adjustments	2,126	29	2,155
Amortization of intangible assets	—	(2,594)	(2,594)

Balance as of December 31, 2007	191,068	4,075	195,143
Purchase of intangible assets	—	272	272
Translation adjustments	(3,538)	122	(3,416)
Amortization of intangible assets	—	(2,617)	(2,617)

Balance as of December 31, 2008	$187,530	$1,852	$189,382

The estimated remaining amortization expense is $1.5 million for 2009 and $0.4 million for 2010.

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31,
	2008	2007
Computer hardware	$161,696	$151,924
Computer software	259,790	243,216
Furniture and equipment	129,628	129,103
Leasehold improvements	121,861	113,654
Other	16,112	16,089

Property and equipment, cost	689,087	653,986
Accumulated depreciation	(543,388)	(501,675)

Property and equipment, net	$145,699	$152,311

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	December 31,
	2008	2007
Payroll and benefits	$170,123	$195,383
Employee retirement obligations	69,868	64,049
Workers’ compensation	29,630	28,996
Payroll taxes	31,481	34,836

	$301,102	$323,264

Included in employee retirement obligations is $61 million at December 31, 2008, and $57 million at December 31, 2007, related to the Company’s Chief Executive Officer for a deferred compensation plan and other benefits.

Note G—Notes Payable and Other Indebtedness

The Company issued promissory notes as well as other forms of indebtedness in connection with certain acquisitions and other payment obligations. These are due in varying installments, carry varying interest rates and, in aggregate, amounted to $2.0 million at December 31, 2008 and $4.1 million at December 31, 2007. At December 31, 2008, $2.0 million of the notes were collateralized by a standby letter of credit. The following table shows the schedule of maturities for notes payable and other indebtedness at December 31, 2008 (in thousands):

2009	$105
2010	113
2011	123
2012	111
2013	117
Thereafter	1,428

$1,997

At December 31, 2008, the notes carried fixed rates and the weighted average interest rate for the above was approximately 9.0%, 6.5% and 6.9% for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company has an uncommitted letter of credit facility (“the facility”) of up to $35.0 million, which is available to cover the issuance of debt support standby letters of credit. The Company had used $24.7 million in debt support standby letters of credit as of December 31, 2008, and $23.1 million as of December 31, 2007. Of the debt support standby letters of credit outstanding, $22.7 million as of December 31, 2008, and $21.0 million as of December 31, 2007, satisfies workers’ compensation insurer’s collateral requirements. There is a service fee of 1.0% on the used portion of the facility. The facility is subject to certain financial covenants and expires on August 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H—Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2008, 2007 and 2006, consisted of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006
Current:
Federal	$97,262	$144,520	$148,926
State	28,046	31,448	32,329
Foreign	49,830	25,466	21,087
Deferred:
Federal and state	(6,569)	(6,599)	(19,096)
Foreign	526	(643)	(222)

	$169,095	$194,192	$183,024

Income before the provision for income taxes for the years ended December 31, 2008, 2007 and 2006, consisted of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006
Domestic	$337,402	$439,015	$423,312
Foreign	81,874	51,389	42,890

	$419,276	$490,404	$466,202

The income taxes shown above varied from the statutory federal income tax rates for these periods as follows:

	Years Ended December 31,
	2008	2007	2006
Federal U.S. income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.4	4.3	4.2
Tax-free interest income	(0.2)	(0.3)	(0.5)
Non-deductible expenses	0.9	0.5	0.4
Non-U.S. income taxed at different rates, net of foreign tax credits	(0.1)	0.5	0.1
Federal tax credits	(0.4)	(0.3)	—
Other, net	0.7	(0.1)	0.1

Effective tax rate	40.3%	39.6%	39.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H—Income Taxes (Continued)

The deferred portion of the tax provision consisted of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006
Amortization of franchise rights	$824	$994	$972
Amortization of other intangibles	366	(214)	339
Accrued expenses, deducted for tax when paid	(6,398)	(8,544)	(22,154)
Capitalized costs for books, deducted for tax	7,577	6,701	3,673
Depreciation	(2,113)	(3,146)	(4,980)
Federal benefit of FIN 48 liability	831	(3,242)	—
Foreign tax credit carryforwards	(5,434)	—	—
Other, net	(1,696)	209	2,832

	$(6,043)	$(7,242)	$(19,318)

The deferred income tax amounts included on the Consolidated Statements of Financial Position are comprised of the following (in thousands):

	December 31,
	2008	2007
Current deferred income tax assets, net	$61,955	$55,522
Long-term deferred income tax assets, net	43,870	43,206

	$105,825	$98,728

The components of the deferred income tax amounts at December 31, 2008 and 2007, were as follows (in thousands):

	December 31,
	2008	2007
Deferred Income Tax Assets
Provision for bad debts	$11,521	$7,191
Employee retirement and other benefit obligations	44,733	48,219
Workers’ compensation	10,404	9,245
Deferred compensation	28,567	23,979
Credits and net operating loss carryforwards	33,330	23,892
Property and equipment basis differences	—	2,497
Other	15,491	15,773

Total deferred income tax assets	144,046	130,796

Deferred Income Tax Liabilities
Amortization of intangible assets	(16,124)	(14,935)
Property and equipment basis differences	(2,718)	—
Other	(4,801)	(4,434)

Total deferred income tax liabilities	(23,643)	(19,369)
Valuation allowance	(14,578)	(12,699)

Total deferred income tax assets, net	$105,825	$98,728

The Company has net operating loss carryforwards in a number of states. The tax benefit of these net operating losses is $0.5 million. These state net operating losses expire in 2009 and later. The Company has net

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H—Income Taxes (Continued)

operating loss carryforwards in foreign countries. The tax benefit of these net operating losses is $14.6 million. These net operating losses expire in 2009 and later.

The Company has not provided deferred income taxes or foreign withholding taxes on $6.5 million and $4.8 million of undistributed earnings of its non-U.S. subsidiaries as of December 31, 2008 and 2007, respectively, since the Company intends to reinvest these earnings indefinitely. The U.S. tax impact upon repatriation, net of foreign tax credits, would be $0.7 million and $0.4 million for the years ended December 31, 2008 and 2007, respectively.

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

The following table reconciles the total amounts of gross unrecognized tax benefits from January 1, 2007 to December 31, 2008 (in thousands):

	December 31,
	2008	2007
Balance at beginning of period	$5,783	$8,088
Gross increases—tax positions in prior years	15,144	523
Gross decreases—tax positions in prior years	(332)	(1,465)
Gross increases—tax positions in current year	493	122
Settlements	(543)	(1,450)
Lapse of statute of limitations	(60)	(35)

Balance at end of period	$20,485	$5,783

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $2.9 million and $4.2 million for 2008 and 2007, respectively.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The total amount of interest and penalties accrued as of December 31, 2008 and 2007, is $7.9 million and $4.9 million, respectively, including $3.1 million and $1.9 million, respectively, that was accrued during the year.

The Company believes it is reasonably possible that the settlement of certain tax uncertainties could occur within the next twelve months; accordingly, $18.4 million and $3.5 million of the unrecognized gross tax benefit has been classified as a current liability as of December 31, 2008 and 2007, respectively. This amount primarily represents unrecognized tax benefits comprised of items related to assessed state income tax audits, as well as state, U.S. and Canadian federal settlement negotiations currently in progress.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note I—Commitments and Contingencies

Rental expense, primarily for office premises, amounted to $108.8 million, $95.8 million and $83.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. The approximate minimum rental commitments for 2009 and thereafter under non-cancelable leases in effect at December 31, 2008 were as follows (in thousands):

2009	$109,281
2010	101,084
2011	75,467
2012	57,827
2013	37,324
Thereafter	127,577

$508,560

Additionally, as of December 31, 2008, the Company had future purchase commitments of approximately $20 million over the next three years primarily related to telecom service agreements, software licenses and subscriptions, and computer hardware and software maintenance agreements.

On September 10, 2004, Plaintiff Mark Laffitte, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees. In addition, the Plaintiff seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. On September 18, 2006, the Court issued an order certifying a class with respect to claims for alleged unpaid overtime pay but denied certification with respect to claims relating to meal periods and rest time breaks. On August 15, 2008, the Court stayed the litigation pending the California Supreme Court’s ruling in another case unrelated to the Company titled Harris v. Superior Court. The ruling in such case may have a material adverse bearing on the Company’s position in this litigation. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On May 4, 2006, Plaintiff Don Tran, on behalf of himself and a putative class of salaried Consultants and Senior Consultants, and a sub-class of terminated salaried Consultants and Senior Consultants, filed a complaint in California Superior Court naming Protiviti Inc., a wholly owned subsidiary of the Company (“Protiviti”), as Defendant. The complaint alleges that salaried consultants based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees. Plaintiff also seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. The complaint further seeks damages and penalties for the failure to provide meal and rest periods, and for the failure to reimburse business expenses, including, without limitation, parking and cellular telephone expenses. On February 28, 2008, the Court allowed Plaintiff to amend the complaint to name as class representatives two additional former Protiviti Consultants, who had worked for Protiviti’s “Internal Audit” business line. Plaintiff Tran had worked for Protiviti’s “Technology Risk” business line. On April 3, 2008, Plaintiffs agreed in open court to dismiss their claim for failure to reimburse business expenses. Plaintiffs filed a motion to certify the class on May 12, 2008 and Protiviti filed a motion to strike the class allegations on the same date. On December 18, 2008, the Court ruled that it would certify two classes, one

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note I—Commitments and Contingencies (Continued)

of California Consultants and another of California Senior Consultants, on the overtime pay claims. The Court also ruled that it would deny certification, without prejudice, on the claims for alleged unpaid meal and rest breaks. Further, it ruled that the Plaintiffs must submit a detailed trial plan, which the Court may use to revisit the class certification issue. The class has not yet been given notice of the action or the ruling. On February 6, 2009 the Court issued its order certifying the two classes described above on the overtime pay claims. A ruling in the unrelated Harris case referenced in the first paragraph of this Item 3 may have a material adverse bearing on Protiviti’s position in this litigation. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. Protiviti believes it has meritorious defenses to the allegations, and Protiviti intends to continue to vigorously defend against the litigation.

On September 24, 2007, Plaintiff Van Williamson, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California were not provided meal periods, paid rest periods, and accurate itemized wage statements. It seeks one hour of wages for each employee for each meal and rest period missed during the statutory liability period. It also seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged failure to provide the meal and rest periods and accurate itemized wage statements. The allegations in the complaint are substantially similar to the allegations included in the complaint filed by Mark Laffitte described above. On August 28, 2008, the Court stayed the litigation pending the California Supreme Court’s decision on whether to review a case unrelated to the Company titled Brinker Restaurant Corp. v. Superior Court. On October 22, 2008, the California Supreme Court granted such review. The Plaintiffs and Defendants in the current action are scheduled to review the stay with the Court on February 26, 2009. A ruling in the unrelated Harris case referenced in the first paragraph of this Note I and/or the Brinker case referenced above may have a material adverse bearing on the Company’s position in this litigation. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

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

The Company’s Form 10-Q for the quarter ended September 30, 2008 and the Company’s Form 10-K for the year ended December 31, 2007 contained disclosure regarding a complaint filed against the Company and three of its wholly owned subsidiaries on August 9, 2005, by Plaintiff Lizette Greene, on behalf of herself and a putative class of salaried “inside sales persons.” On February 11, 2009, the Court dismissed this case.

The Company is involved in a number of other lawsuits arising in the ordinary course of business. While management does not expect any of these other matters to have a material adverse effect on the Company’s results of operations, financial position or cash flows, litigation is subject to certain inherent uncertainties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note I—Commitments and Contingencies (Continued)

Legal costs associated with the resolution of claims, lawsuits and other contingencies are expensed as incurred.

Note J—Stockholders’ Equity

Stock Repurchase Program. As of December 31, 2008, the Company is authorized to repurchase, from time to time, up to 9.8 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the years ended December 31, 2008, 2007 and 2006, the Company repurchased approximately 9.4 million shares, 12.2 million shares and 7.9 million shares of common stock on the open market for a total cost of $203 million, $397 million and $273 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the years ended December 31, 2008, 2007 and 2006, such repurchases totaled approximately 1.6 million shares, 1.6 million shares and 3.3 million shares at a cost of $42 million, $58 million and $127 million, respectively. Repurchases of shares have been funded with cash generated from operations.

Repurchases of shares are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus. As a result, the Company had no retained earnings as of December 31, 2008.

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for each of the three years ended December 31, 2008 (consisting of stock option exercises and the purchase of shares for the treasury) is presented in the Consolidated Statements of Stockholders’ Equity.

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

Recipients of restricted stock do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. Recipients of stock units do not pay any cash consideration for the units, do not have the right to vote, and do not receive dividends with respect to such units. Compensation expense for restricted stock and stock units is generally recognized on a straight-line basis over the vesting period, based on the stock’s fair market value on the grant date. For restricted stock grants issued with performance conditions, compensation expense is recognized over each vesting tranche.

Stock-based compensation expense recognized in the Company’s Financial Statements for the years ended December 31, 2008, 2007 and 2006, included compensation expense for stock options, which includes grants made prior to, but not yet vested as of December 31, 2005, as well as stock options granted subsequent to December 31, 2005.

SFAS 123(R) requires that excess tax benefits be recognized as an addition to capital surplus and that unrealized tax benefits be recognized as income tax expense unless there are excess tax benefits from previous

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Stock Plans (Continued)

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

No stock options were granted during the years ended December 31, 2008 or 2007. During the year ended December 31, 2006, the Company granted stock options on 0.2 million shares. The assumptions utilized in the Black-Scholes valuation model for these stock options included expected dividend yield of .99%, expected volatility of 38.5%, risk-free interest rate of 4.9% and an expected life of 4.7 years.

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

Stock-based compensation expense related to stock options under SFAS 123(R) for the years ended December 31, 2008, 2007 and 2006, was $5.1 million, $9.2 million and $17.6 million, respectively. As of December 31, 2008, 2007 and 2006, total unrecognized compensation cost, net of estimated forfeitures, was $0.6 million, $4.7 million and $13.1 million, respectively, related to stock options and $100.4 million, $100.6 million and $78.9 million, respectively, related to restricted stock and stock units. The unrecognized compensation cost is expected to be recognized over the next 4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Stock Plans (Continued)

The following table reflects activity under all stock plans from December 31, 2005 through December 31, 2008, and the weighted average exercise prices (in thousands, except per share amounts):

	Restricted Stock Plans		Stock Option Plans
	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2005	3,848	$26.32	20,973	$18.77
Granted	1,953	$35.69	207	$32.36
Exercised	—	—	(6,706)	$15.71
Restrictions lapsed	(1,152)	$23.57	—	—
Forfeited	(120)	$31.78	(281)	$25.04

Outstanding, December 31, 2006	4,529	$30.92	14,193	$20.29
Granted	1,688	$37.50	—	—
Exercised	—	—	(2,748)	$19.06
Restrictions lapsed	(1,659)	$29.36	—	—
Forfeited	(180)	$34.89	(169)	$26.10

Outstanding, December 31, 2007	4,378	$33.88	11,276	$20.51
Granted	2,754	$26.60	—	—
Exercised	—	—	(1,645)	$16.71
Restrictions lapsed	(1,847)	$31.08	—	—
Forfeited	(283)	$32.20	(453)	$24.61

Outstanding, December 31, 2008	5,002	$31.00	9,178	$20.98

The total pre-tax intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006, was $16.5 million, $45.3 million and $150.9 million, respectively. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006, was $44.0 million, $60.9 million and $42.8 million, respectively.

The following table summarizes information about options outstanding as of December 31, 2008 (in thousands, except number of years and per share amounts):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable as of December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$10.41 to $16.11	1,956	1.82	$14.26	$12,831	1,956	1.80	$14.26	$12,831
$16.28 to $21.00	1,848	3.88	$17.33	6,454	1,848	3.82	$17.33	6,454
$21.17 to $22.56	2,199	2.87	$22.13	—	2,199	2.86	$22.13	—
$22.70 to $26.13	1,865	4.40	$24.76	—	1,853	4.29	$24.76	—
$26.38 to $34.75	1,310	5.11	$28.87	—	1,182	4.77	$28.55	—

	9,178	3.48	$20.98	$19,285	9,038	3.37	$20.82	$19,285

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $20.82 as of December 31, 2008, which would have been received by the option holders had they exercised their in-the-money options as of that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Stock Plans (Continued)

At December 31, 2008, the total number of available shares to grant under the plans (consisting of either restricted stock, stock units, stock appreciation rights or options to purchase common stock) was approximately 12.4 million. Of the 9.2 million options outstanding at December 31, 2008, 9.0 million options were exercisable with a weighted average exercise price of $20.82, and 0.2 million options were not exercisable with a weighted average exercise price of $31.32.

Note L—Net Income Per Share

The calculation of net income per share for the three years ended December 31, 2008 is reflected in the following table (in thousands, except per share amounts):

	Years Ended December 31,
	2008	2007	2006
Net Income	$250,181	$296,212	$283,178
Basic:
Weighted average shares	151,607	159,767	166,003

Diluted:
Weighted average shares	151,607	159,767	166,003
Potentially dilutive shares	1,682	3,712	5,709

Diluted shares	153,289	163,479	171,712

Net Income Per Share:
Basic	$1.65	$1.85	$1.71
Diluted	$1.63	$1.81	$1.65

The weighted average diluted common shares outstanding for the years ended December 31, 2008, 2007 and 2006, excludes the effect of 7.5 million, 0.3 million and 0.2 million anti-dilutive options, restricted stock and stock units, respectively. Employee stock options will have a dilutive effect under the treasury method only when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds. Under the treasury method, exercise proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in capital surplus, if the options were exercised and the restricted stock and stock units had vested. The computation of potentially dilutive shares also included unvested restricted stock and stock units.

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

The accounting policies of the segments are set forth in Note A—Summary of Significant Accounting Policies. The Company evaluates performance based on income or loss from operations before net interest income, intangible amortization expense, and income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note M—Business Segments (Continued)

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results (in thousands):

	Years Ended December 31,
	2008	2007	2006
Net service revenues
Temporary and consultant staffing	$3,626,183	$3,649,274	$3,133,886
Permanent placement staffing	427,499	444,090	336,250
Risk consulting and internal audit services	546,872	552,302	543,410

	$4,600,554	$4,645,666	$4,013,546

Operating income
Temporary and consultant staffing	$348,963	$372,892	$314,754
Permanent placement staffing	60,482	86,109	74,757
Risk consulting and internal audit services	7,287	20,870	60,790

	416,732	479,871	450,301
Amortization of intangible assets	2,617	2,594	851
Interest income, net	(5,161)	(13,127)	(16,752)

Income before income taxes	$419,276	$490,404	$466,202

The Company does not report total assets by segment. The following table represents identifiable assets by business segment (in thousands):

	December 31,
	2008	2007
Accounts receivable
Temporary and consultant staffing	$348,946	$426,731
Permanent placement staffing	58,538	77,352
Risk consulting and internal audit services	111,541	117,550

	$519,025	$621,633

The Company operates internationally, with operations in North America, South America, Europe, Asia and Australia. The following tables represent revenues and long-lived assets by geographic location (in thousands):

	Years Ended December 31,
	2008	2007	2006
Net service revenues
Domestic	$3,278,594	$3,509,299	$3,169,509
Foreign	1,321,960	1,136,367	844,037

	$4,600,554	$4,645,666	$4,013,546

	December 31,
	2008	2007	2006
Assets, long-lived
Domestic	$113,474	$121,034	$107,661
Foreign	32,225	31,277	24,420

	$145,699	$152,311	$132,081

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note N—Quarterly Financial Data (Unaudited)

The following tabulation shows certain quarterly financial data for 2008 and 2007 (in thousands, except per share amounts):

	Quarter				Year Ended December 31,
2008	1	2	3	4
Net service revenues	$1,225,990	$1,224,641	$1,160,086	$989,837	$4,600,554
Gross margin	$510,988	$516,624	$483,573	$402,386	$1,913,571
Income before income taxes	$117,930	$124,119	$110,153	$67,074	$419,276
Net income	$70,784	$74,568	$65,821	$39,008	$250,181
Basic net income per share	$.46	$.49	$.44	$.26	$1.65
Diluted net income per share	$.45	$.48	$.43	$.26	$1.63

	Quarter				Year Ended December 31,
2007	1	2	3	4
Net service revenues	$1,097,425	$1,149,128	$1,179,045	$1,220,068	$4,645,666
Gross margin	$460,729	$492,685	$500,793	$523,621	$1,977,828
Income before income taxes	$116,093	$120,304	$122,139	$131,868	$490,404
Net income	$70,707	$72,726	$73,963	$78,816	$296,212
Basic net income per share	$.43	$.45	$.47	$.51	$1.85
Diluted net income per share	$.42	$.44	$.46	$.50	$1.81

Note O—Subsequent Events

On February 12, 2009, the Company announced a quarterly dividend of $.12 per share to be paid to all shareholders of record on February 25, 2009. The dividend will be paid on March 16, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Robert Half International Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Robert Half International Inc., and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 17, 2009

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

Management’s Report on Internal Control over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.    Other Information

On February 12, 2009, Robert J. Pace was elected a director of the Company by the Board of Directors. Mr. Pace was also appointed to the Nominating and Governance Committee. Since January 1, 2008, there have been no transactions between the Company and Mr. Pace of the type that are required to be disclosed pursuant to Item 404(a) of Regulation S-K adopted by the Securities and Exchange Commission.

Mr. Pace is currently an advisory director of Goldman, Sachs & Co. a full service global investment banking and securities firm. He has been with Goldman Sachs since 1986 and has held numerous senior leadership positions with that firm, including service on its Investment Banking Division’s global operating committee.

PART III

Except as provided below in this Part III, the information required by Items 10 through 14 of Part III is incorporated by reference from Item 1 of this Report and from the registrant’s Proxy Statement, under the captions “Nomination and Election of Directors,” “Beneficial Stock Ownership,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Corporate Governance,” “The Board and Committees” and “Independent Public Accountants” which Proxy Statement will be mailed to stockholders in connection with the registrant’s annual meeting of stockholders which is scheduled to be held in May 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights A	Weighted average exercise price of outstanding options, warrants and rights B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by security holders	5,188,656	$20.46	12,434,604
Equity compensation plans not approved by security holders(a)	3,989,331	$21.66	0
Total	9,177,987	$20.98	12,434,604

(a)	These plans, by their terms, expressly prohibited any grants to directors or executive officers. All such plans were terminated in May 2005, and no future grants may be made under such plans. The information in the table reflects shares issuable upon the exercise of options granted before such plans were terminated.

All future grants will be made pursuant to the Stock Incentive Plan, which was approved by stockholders in May 2005 and re-approved in May 2008. Such plan authorizes the issuance of stock options, restricted stock, stock units and stock appreciation rights to directors, executive officers and employees.

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

The following consolidated financial statements of the Company and its subsidiaries are included in Item  8 of this report:

Consolidated statements of financial position at December 31, 2008 and 2007.

Consolidated statements of operations for the years ended December 31, 2008, 2007, and 2006.

Consolidated statements of stockholders’ equity for the years ended December 31, 2008, 2007, and 2006.

Consolidated statements of cash flows for the years ended December 31, 2008, 2007, and 2006.

Notes to consolidated financial statements.

Report of independent registered public accounting firm.

Selected quarterly financial data for the years ended December 31, 2008 and 2007 are set forth in Note N—Quarterly Financial Data (Unaudited) included in Item 8 of this report.

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
ended December 31, 1995, (xi) Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, (xii) Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, (xiii) Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, (xiv) Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, (xv) Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, and (xvi) Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

*10.3	Amended and Restated Retirement Agreement between Registrant and Harold M. Messmer Jr., incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated December 7, 2006.

*10.4	Excise Tax Restoration Agreement as amended and restated, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

*10.5	Outside Directors’ Option Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

*10.6	Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.7	Amended and Restated Deferred Compensation Plan, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

*10.8	Amended and Restated Severance Agreement dated as of July 29, 2008, between Registrant and Paul F. Gentzkow, incorporated by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

*10.9	Agreement dated as of July 31, 1995, between Registrant and Paul F. Gentzkow, incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.10	Severance Agreement dated as of October 1, 1991, between Registrant and Paul F. Gentzkow, incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.11	Form of Amended and Restated Severance Agreement, incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

*10.12	Form of Change in Control Severance Agreement, incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*10.13	Form of Indemnification Agreement for Directors of the Registrant, incorporated by reference to (i) Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and (ii) Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

*10.14	Form of Indemnification Agreement for Executive Officers of Registrant, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.15	Senior Executive Retirement Plan, as amended and restated, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

*10.16	Collateral Assignment of Split Dollar Insurance Agreement, incorporated by reference to (i) Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, and (ii) Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Exhibit No.	Exhibit
*10.17	Form of Part-Time Employment Agreement, as amended and restated, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

*10.18	StockPlus Plan, incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

*10.19	Restricted Stock Plan for Field Employees, incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

*10.20	Stock Option Plan for Field Employees, incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

*10.21	Equity Incentive Plan—Form of Restricted Stock Agreement, incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated October 21, 2004.

*10.22	Equity Incentive Plan—Form of Stock Option Agreement, incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated October 21, 2004.

*10.23	Outside Directors’ Option Plan—Form of Stock Option Agreement, incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated October 21, 2004.

*10.24	Summary of Outside Director Cash Remuneration, incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

*10.25	Stock Incentive Plan, as amended and restated.

*10.26	Annual Performance Bonus Plan, as amended and restated, incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

*10.27	Stock Incentive Plan—Form of Restricted Share Agreement for Executive Officers, incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

*10.28	Stock Incentive Plan—Form of Stock Option Agreement for Executive Officers, incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

*10.29	Stock Incentive Plan—Form of Restricted Share Agreement for Outside Directors, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.

*10.30	Stock Incentive Plan—Form of Stock Option Agreement for Outside Directors, incorporated by reference to Exhibit 99.6 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

21.1	Subsidiaries of the Registrant.

23.1	Accountant’s Consent.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Rule 1350 Certification of Chief Executive Officer.

32.2	Rule 1350 Certification of Chief Financial Officer.

*    Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

Date: February 19, 2009	By:	/s/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 19, 2009	By:	/s/ HAROLD M. MESSMER, JR.
Harold M. Messmer, Jr. Chairman of the Board, Chief Executive Officer, and a Director (Principal Executive Officer)

Date: February 19, 2009	By:	/s/ ANDREW S. BERWICK, JR.
Andrew S. Berwick, Jr., Director

Date: February 19, 2009	By:	/s/ FREDERICK P. FURTH
Frederick P. Furth, Director

Date: February 19, 2009	By:	/s/ EDWARD W. GIBBONS
Edward W. Gibbons, Director

Date: February 19, 2009	By:	/s/ ROBERT J. PACE
Robert J. Pace, Director

Date: February 19, 2009	By:	/s/ FREDERICK A. RICHMAN
Frederick A. Richman, Director

Date: February 19, 2009	By:	/s/ J. STEPHEN SCHAUB
J. Stephen Schaub, Director

Date: February 19, 2009	By:	/s/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President, Chief Financial Officer and a Director (Principal Financial Officer)

Date: February 19, 2009	By:	/s/ MICHAEL C. BUCKLEY
Michael C. Buckley Executive Vice President and Treasurer (Principal Accounting Officer)

Schedule II—Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Charged to Expenses	Deductions	Translation Adjustments	Balance at End of Period
Year Ended December 31, 2006
Allowance for doubtful accounts receivable	$20,766	7,585	(4,329)	(1,527)	$22,495
Deferred tax valuation allowance	$11,135	1,802	(2,606)	1,206	$11,537

Year Ended December 31, 2007
Allowance for doubtful accounts receivable	$22,495	11,359	(7,684)	2,294	$28,464
Deferred tax valuation allowance	$11,537	3,991	(3,256)	427	$12,699

Year Ended December 31, 2008
Allowance for doubtful accounts receivable	$28,464	18,137	(9,435)	(2,949)	$34,217
Deferred tax valuation allowance	$12,699	4,846	(2,391)	(576)	$14,578