Form 10-Q
period 2009-03-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2009-05-08
CIK 315213

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one): Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2009:

152,808,954 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in thousands, except share amounts)

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$359,309	$354,756
Accounts receivable, less allowances of $30,199 and $34,217	412,115	484,808
Deferred income taxes and other current assets	199,344	193,335

Total current assets	970,768	1,032,899
Goodwill and other intangible assets, net	188,336	189,382
Property and equipment, net	141,603	145,699
Deferred income taxes	44,410	43,870

Total assets	$1,345,117	$1,411,850

LIABILITIES
Accounts payable and accrued expenses	$111,295	$111,645
Accrued payroll costs and retirement obligations	253,809	301,102
Current portion of notes payable and other indebtedness	107	105

Total current liabilities	365,211	412,852
Notes payable and other indebtedness, less current portion	1,865	1,892
Other liabilities	13,609	13,218

Total liabilities	380,685	427,962

Commitments and Contingencies (Note G)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 152,467,718 shares and 150,943,324 shares	152	151
Capital surplus	939,246	949,474
Accumulated other comprehensive income	25,034	34,263
Retained earnings	—	—

Total stockholders’ equity	964,432	983,888

Total liabilities and stockholders’ equity	$1,345,117	$1,411,850

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Net service revenues	$823,325	$1,225,990
Direct costs of services, consisting of payroll, payroll taxes, insurance costs and reimbursable expenses	529,597	715,002

Gross margin	293,728	510,988
Selling, general and administrative expenses	277,050	394,431
Amortization of intangible assets	618	641
Interest income, net	(620)	(2,014)

Income before income taxes	16,680	117,930
Provision for income taxes	7,892	47,146

Net income	$8,788	$70,784

Net income per share (Note J):
Basic	$.06	$.45
Diluted	$.06	$.44

Shares:
Basic	146,878	154,567
Diluted	147,142	155,738

Cash dividends declared per share	$.12	$.11

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
COMMON STOCK—SHARES:
Balance at beginning of period	150,943	158,058
Net issuances of restricted stock	2,241	1,701
Repurchases of common stock	(738)	(2,256)
Exercises of stock options	22	1,294

Balance at end of period	152,468	158,797

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$151	$158
Net issuances of restricted stock	2	2
Repurchases of common stock	(1)	(2)
Exercises of stock options	—	1

Balance at end of period	$152	$159

CAPITAL SURPLUS:
Balance at beginning of period	$949,474	$915,038
Net issuances, and other changes to, restricted stock—excess over par value	(2)	(2)
Repurchases of common stock—excess over par value	(4,561)	(5,109)
Cash dividends ($.12 per share)	(18,175)	—
Stock-based compensation expense—restricted stock and stock units	14,393	15,647
Stock-based compensation expense—stock options	343	1,254
Exercises of stock options—excess over par value	286	20,905
Tax impact of equity incentive plans	(2,512)	4,418

Balance at end of period	$939,246	$952,151

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$34,263	$68,853
Translation adjustments, net of tax	(9,229)	6,134

Balance at end of period	$25,034	$74,987

RETAINED EARNINGS:
Balance at beginning of period	$—	$—
Repurchases of common stock—excess over par value	(8,788)	(53,242)
Cash dividends ($.11 per share)	—	(17,542)
Net income	8,788	70,784

Balance at end of period	$—	$—

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,788	$70,784
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	618	641
Depreciation expense	16,263	17,610
Stock-based compensation expense—restricted stock and stock units	14,393	15,647
Stock-based compensation expense—stock options	343	1,254
Excess tax benefits from stock-based compensation	(176)	(930)
Provision for deferred income taxes	2,161	4,433
Provision for doubtful accounts	199	3,693
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	66,364	(27,282)
(Decrease) increase in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	(48,816)	20,709
(Decrease) increase in income taxes payable	(2,319)	12,761
Change in other assets, net of change in other liabilities	(9,750)	(820)

Net cash flows provided by operating activities	48,068	118,500

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of goodwill and other intangible assets and other assets	—	(272)
Capital expenditures	(13,903)	(16,427)
Decrease (increase) in trusts for employee benefits and retirement plans	648	(1,977)

Net cash flows used in investing activities	(13,255)	(18,676)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(8,041)	(58,353)
Cash dividends paid	(18,099)	(17,542)
Decrease in notes payable and other indebtedness	(25)	(21)
Excess tax benefits from stock-based compensation	176	930
Proceeds from exercises of stock options	286	20,906

Net cash flows used in financing activities	(25,703)	(54,080)

Effect of exchange rate changes on cash and cash equivalents	(4,557)	320

Net increase in cash and cash equivalents	4,553	46,064
Cash and cash equivalents at beginning of period	354,756	310,000

Cash and cash equivalents at end of period	$359,309	$356,064

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$107	$122
Income taxes, net of refunds	$8,586	$29,321
Non-cash items:
Stock repurchases awaiting settlement	$5,309	$—

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2009

Note A—Summary of Significant Accounting Policies

Nature of Operations. Robert Half International Inc. (the “Company”) provides specialized staffing and risk consulting services through such divisions as Accountemps®, Robert Half® Finance & Accounting, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group®, and Protiviti®. The Company, through its Accountemps, Robert Half Finance & Accounting, and Robert Half Management Resources divisions, is a specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OfficeTeam specializes in highly skilled temporary administrative support personnel. Robert Half Technology provides information technology professionals. Robert Half Legal provides temporary, project, and full-time staffing of attorneys and specialized support personnel within law firms and corporate legal departments. The Creative Group provides project staffing in the advertising, marketing, and web design fields. Protiviti provides business consulting and internal audit services, and is a wholly owned subsidiary of the Company. Revenues are predominantly derived from specialized staffing services. The Company operates in North America, South America, Europe, Asia and Australia. The Company is a Delaware corporation.

Basis of Presentation. The unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). The comparative year-end condensed consolidated statement of financial position data presented was derived from audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the periods presented have been included. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2008, included in its annual report on Form 10-K. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for a full year.

Principles of Consolidation. The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany balances have been eliminated.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of March 31, 2009, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses and income and other taxes.

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

March 31, 2009

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

Advertising Costs. The Company expenses all advertising costs as incurred. Advertising expense totaled $8.0 million and $14.1 million for the three months ended March 31, 2009 and 2008, respectively.

Comprehensive Income (Loss). Comprehensive income (loss) includes net income and certain other items that are recorded directly to Stockholders’ Equity. The Company’s only source of other comprehensive income (loss) is foreign currency translation adjustments. The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income	$8,788	$70,784
Translation adjustments, net of tax	(9,229)	6,134

Total comprehensive income (loss)	$(441)	$76,918

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

March 31, 2009

Note A—Summary of Significant Accounting Policies (Continued)

Goodwill and Intangible Assets. Goodwill and intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company’s annual goodwill impairment analysis will be performed during the second quarter. Due to the recent significant decline in global economic and labor market conditions the Company updated its impairment assessment during the three months ended March 31, 2009, and determined that no adjustment to the carrying value of goodwill was required.

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

March 31, 2009

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

Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. The Company capitalized $5.7 million and $1.4 million of internal-use software development costs for the three months ended March 31, 2009 and 2008, respectively.

Note B—New Accounting Pronouncements

In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires an entity to provide disclosures about fair value of financial instruments in interim financial reporting. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. The Company is in the process of analyzing the impact of FSP FAS 107-1 and APB 28-1 on its Financial Statements.

In April 2009, The FASB issued Staff Position No. FAS 157-4, Determining Fair Value When The Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company is in the process of analyzing the impact of FSP FAS 157-4 on its Financial Statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2009

Note C—Deferred Income Taxes and Other Current Assets

Deferred income taxes and other current assets consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Deferred income taxes	$59,117	$61,955
Deposits in trusts for employee benefits and retirement plans	71,646	72,295
Other	68,581	59,085

	$199,344	$193,335

Note D—Goodwill and Other Intangible Assets, Net

The following table sets forth the activity in goodwill and other intangible assets from December 31, 2008 through March 31, 2009 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balance as of December 31, 2008	$187,530	$1,852	$189,382
Translation adjustments	(428)	—	(428)
Amortization of intangible assets	—	(618)	(618)

Balance as of March 31, 2009	$187,102	$1,234	$188,336

The estimated remaining amortization expense is $0.8 million for 2009 and $0.4 million for 2010.

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Computer hardware	$126,900	$161,696
Computer software	264,557	259,790
Furniture and equipment	128,625	129,628
Leasehold improvements	122,227	121,861
Other	16,141	16,112

Property and equipment, cost	658,450	689,087
Accumulated depreciation	(516,847)	(543,388)

Property and equipment, net	$141,603	$145,699

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2009

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Payroll and benefits	$126,486	$170,123
Employee retirement obligations	70,761	69,868
Workers’ compensation	30,076	29,630
Payroll taxes	26,486	31,481

	$253,809	$301,102

Included in employee retirement obligations is $61 million at both March 31, 2009, and December 31, 2008, related to the Company’s Chief Executive Officer for a deferred compensation plan and other benefits.

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

On May 4, 2006, Plaintiff Don Tran, on behalf of himself and a putative class of salaried Consultants and Senior Consultants, and a sub-class of terminated salaried Consultants and Senior Consultants, filed a complaint in California Superior Court naming Protiviti Inc., a wholly owned subsidiary of the Company (“Protiviti”), as Defendant. The complaint alleges that salaried consultants based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees. Plaintiff also seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. The complaint further seeks damages and penalties for the failure to provide meal and rest periods, and for the failure to reimburse business expenses, including, without limitation, parking and cellular telephone expenses. On February 28, 2008, the Court allowed Plaintiff to amend the complaint to name as class representatives two additional former Protiviti Consultants, who had worked for Protiviti’s “Internal Audit” business line. Plaintiff Tran had worked for Protiviti’s “Technology Risk” business line. On April 3, 2008, Plaintiffs agreed in open court to dismiss their claim for failure to reimburse business

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2009

Note G—Commitments and Contingencies (Continued)

expenses. Plaintiffs filed a motion to certify the class on May 12, 2008 and Protiviti filed a motion to strike the class allegations on the same date. On December 18, 2008, the Court ruled that it would certify two classes, one of California Consultants and another of California Senior Consultants, on the overtime pay claims. The Court also ruled that it would deny certification, without prejudice, on the claims for alleged unpaid meal and rest breaks. Further, it ruled that the Plaintiffs must submit a detailed trial plan, which the Court may use to revisit the class certification issue. The class has not yet been given notice of the action or the ruling. On February 6, 2009, the Court issued its order certifying the two classes described above on the overtime pay claims. A ruling in the unrelated Harris case referenced in the first paragraph of this Note G may have a material adverse bearing on Protiviti’s position in this litigation. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. Protiviti believes it has meritorious defenses to the allegations, and Protiviti intends to continue to vigorously defend against the litigation.

On September 24, 2007, Plaintiff Van Williamson, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California were not provided meal periods, paid rest periods, and accurate itemized wage statements. It seeks one hour of wages for each employee for each meal and rest period missed during the statutory liability period. It also seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged failure to provide the meal and rest periods and accurate itemized wage statements. The allegations in the complaint are substantially similar to the allegations included in the complaint filed by Mark Laffitte described above. On August 28, 2008, the Court stayed the litigation pending the California Supreme Court’s decision on whether to review a case unrelated to the Company titled Brinker Restaurant Corp. v. Superior Court. On October 22, 2008, the California Supreme Court granted such review. On February 19, 2009, on stipulation of the parties, a case management conference was scheduled for June 30, 2009. A ruling in the unrelated Harris case referenced in the first paragraph of this Note G and/or the Brinker case referenced above may have a material adverse bearing on the Company’s position in this litigation. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

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

On February 26, 2009, Plaintiff Annette Johnson, on behalf of herself and a putative class of all current and former non-exempt employees of the Company, filed a Complaint in California Superior Court naming the

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2009

Note G—Commitments and Contingencies (Continued)

Company as Defendant. The Complaint alleges that the Company failed to calculate properly the overtime owed to non-exempt employees in California when it allegedly failed to include certain bonus payments in overtime calculations. Plaintiff seeks the alleged additional overtime amounts, interest, attorneys’ fees, and costs. In addition, Plaintiff seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the purported violations. The Company is engaged in a preliminary review of the allegations included in the Complaint, which was served on the Company on April 30, 2009. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements.

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

Note H—Stockholders’ Equity

Stock Repurchase Program. As of March 31, 2009, the Company is authorized to repurchase, from time to time, up to 9.3 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the three months ended March 31, 2009 and 2008, the Company repurchased 0.5 million shares and 1.0 million shares of common stock on the open market for a total cost of $9 million and $25 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the three months ended March 31, 2009 and 2008, such repurchases totaled 0.2 million shares and 1.2 million shares, at a cost of $4 million and $33 million, respectively. Repurchases of shares have been funded with cash generated from operations.

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for the three months ended March 31, 2009 and 2008 (consisting of stock option exercises and the purchase of shares for the treasury) is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.

Cash Dividends. The Company’s Board of Directors may at their discretion declare and pay dividends upon the shares of the Company’s stock either out of the Company’s retained earnings or capital surplus. During the three months ended March 31, 2009 and 2008, the Company declared cash dividends of $.12 and $.11 per share, respectively.

Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus. As a result, the Company had no retained earnings as of March 31, 2009, and December 31, 2008.

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

March 31, 2009

Note I—Stock Plans (Continued)

Options currently outstanding under the plans have an exercise price equal to the fair market value of the Company’s common stock at the date of grant and consist of non-statutory stock options under the Internal Revenue Code, and generally have a term of 10 years.

Recipients of restricted stock do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested as long as any performance condition has been met. Recipients of stock units do not pay any cash consideration for the units, do not have the right to vote, and do not receive dividends with respect to such units. Compensation expense for restricted stock and stock units is generally recognized on a straight-line basis over the vesting period, based on the stock’s fair market value on the grant date. For restricted stock grants issued with performance conditions, compensation expense is recognized over each vesting tranche.

Note J—Net Income Per Share

The calculation of net income per share for the three months ended March 31, 2009 and 2008, is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Basic net income per share:
Net income	$8,788	$70,784
Income allocated to participating securities	480	1,962

Net income available to common stockholders	$8,308	$68,822

Basic weighted average shares	146,878	154,567
Basic net income per share	$.06	$.45

Diluted net income per share:
Net income	$8,788	$70,784
Income allocated to participating securities	480	1,951

Net income available to common stockholders	$8,308	$68,833

Basic weighted average shares	146,878	154,567
Dilutive effect of stock options, unvested performance-based restricted stock and stock units	264	1,171

Diluted weighted average shares	147,142	155,738

Diluted net income per share	$.06	$.44

Effective January 1, 2009, the Company implemented FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). Based on the provisions of FSP EITF 03-6-1 the Company’s unvested restricted stock awards which, other than for executive officer grants that contain a performance condition, contain nonforfeitable rights to dividends and are therefore participating securities that are included in the earnings allocation in computing net income per share pursuant to the two-class method described in SFAS 128, Earnings per Share.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2009

Note J—Net Income Per Share (Continued)

Upon implementation, the Company retroactively adjusted its net income per share data to conform to the provisions of FSP EITF 03-6-1. The retroactive application resulted in a $.01 per share reduction in basic and diluted net income per share for the three months ended March 31, 2008.

The weighted average diluted common shares outstanding for the three months ended March 31, 2009 and 2008, respectively, excludes the effect of 5.6 million and 2.5 million anti-dilutive options and stock units. Employee stock options will have a dilutive effect under the treasury method only when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds. Under the treasury method, exercise proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in capital surplus, if the options were exercised and the stock units and performance-based restricted stock had vested.

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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results (in thousands):

	Three Months Ended March 31,
	2009	2008
Net service revenues
Temporary and consultant staffing	$672,585	$968,245
Permanent placement staffing	49,941	115,614
Risk consulting and internal audit services	100,799	142,131

	$823,325	$1,225,990

Operating income
Temporary and consultant staffing	$39,837	$98,895
Permanent placement staffing	(4,233)	17,137
Risk consulting and internal audit services	(18,926)	525

	16,678	116,557
Amortization of intangible assets	618	641
Interest income, net	(620)	(2,014)

Income before income taxes	$16,680	$117,930

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2009

Note L—Subsequent Events

On May 5, 2009, the Company announced a quarterly dividend of $.12 per share to be paid to all shareholders of record on May 26, 2009. The dividend will be paid on June 15, 2009.

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

Accounts Receivable Allowances. The Company maintains allowances for estimated losses resulting from (i) the inability of its customers to make required payments, (ii) temporary placement sales adjustments, and (iii) permanent placement candidates not remaining with the client through the 90-day guarantee period, commonly referred to as “fall offs”. The Company establishes these allowances based on its review of customers’ credit profiles, historical loss statistics and current trends. The adequacy of these allowances is reviewed each reporting period. Historically, the Company’s actual losses and credits have been consistent with these allowances. As a percentage of gross accounts receivable, the Company’s accounts receivable allowances totaled 6.8% and 6.6% as of March 31, 2009, and December 31, 2008, respectively. As of March 31, 2009, a five-percentage point deviation in the Company’s accounts receivable allowances balance would have resulted in an increase or decrease in the allowance of $1.5 million. Although future results cannot always be predicted by extrapolating past results, management believes that it is reasonably likely that future results will be consistent with historical trends and experience. However, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or if unexpected events or significant future changes in trends were to occur, additional allowances may be required.

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

The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. In relation to actual net operating losses in certain foreign operations, valuation allowances of $17.5 million were recorded as of March 31, 2009. If such losses are ultimately utilized to offset future operating income, the Company will benefit its deferred tax assets up to the full amount of the valuation reserve.

While management believes that its judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may materially affect the future financial results of the Company.

Goodwill Impairment. The Company assesses the impairment of goodwill annually in the second quarter, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Due to the recent significant decline in global economic and labor market conditions the Company updated its impairment assessment during the three months ended March 31, 2009.

SFAS 142 requires a two-step approach for determining goodwill impairment. In the first step the Company determines the fair value of each reporting unit utilizing a present value technique derived from a discounted cash flow methodology. For purposes of this assessment the Company’s reporting units are its lines of business. The fair value of the reporting unit is then compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. The second step under the provisions of SFAS 142 is contingent upon the results of the first step. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to its net assets in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

The Company’s reporting units are Accountemps, Robert Half Finance & Accounting, OfficeTeam, Robert Half Technology, Robert Half Management Resources and Protiviti, which had goodwill balances at March 31, 2009, of $126.8 million, $26.4 million, $0.0 million, $6.9 million, $0.0 million and $27.0 million, respectively, totaling $187.1 million. There were no changes to the Company’s reporting units or to the allocations of goodwill by reporting unit in the first quarter of 2009.

The goodwill impairment assessment is based upon a discounted cash flow analysis. The estimate of future cash flows is based upon, among other things, a discount rate and certain assumptions about expected future operating performance. The discount rate for all reporting units was determined by management based on estimates of risk free interest rates, beta and market risk premiums. The discount rate used was compared to the rate published in various third party research reports, which indicated that the rate was within a range of reasonableness. The primary assumptions related to future operating performance include revenue growth rates and profitability levels. In addition, the impairment assessment requires that management make certain judgments in allocating shared assets and liabilities to the balance sheets of the reporting units. Solely for purposes of establishing inputs for the fair value calculations described above related to goodwill impairment testing, the Company made the following assumptions. The Company assumed that the current economic downturn would continue for all reporting units through 2010, followed by a recovery period in 2011 and 2012, using unique assumptions for each reporting unit. In addition, the Company applied profitability assumptions consistent with the each reporting unit’s historical trends at various revenue levels and, for years beyond 2012, used a 5% growth factor to calculate the terminal value at the end of ten years for each unit. This rate is 1% lower than the rate used in the prior year, and is significantly lower than the Company’s historical ten-year annual compound revenue growth rate. In its most recent calculation, the Company used a 10.9% discount rate, which is slightly higher than the 10.4% discount rate used in the prior year, primarily due to an increase in market risk premiums partially offset by a reduction in risk free market rates.

In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, the Company applied hypothetical decreases to the fair values of each reporting unit. The Company determined that hypothetical decreases in fair value of at least 41% would be required before any reporting unit would have a carrying value in excess of its fair value.

Given the current economic environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the Company’s estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the Company’s goodwill impairment testing will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or profitability growth rates of certain reporting units are not achieved, the Company may be required to recognize goodwill impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Workers’ Compensation. Except for states which require participation in state-operated insurance funds, the Company retains the economic burden for the first $0.5 million per occurrence in workers’ compensation claims. Workers’ compensation includes ongoing healthcare and indemnity coverage for claims and may be paid over numerous years following the date of injury. Claims in excess of $0.5 million are insured. Workers’ compensation expense includes the insurance premiums for claims in excess of $0.5 million, claims administration fees charged by the Company’s workers’ compensation administrator, premiums paid to state-operated insurance funds, and an estimate for the Company’s liability for Incurred But Not Reported (“IBNR”) claims and for the ongoing development of existing claims. Total workers’ compensation expense was $3.1 million and $4.8 million, representing 0.52% and 0.54% of applicable U.S. revenue for the three months ended March 31, 2009 and 2008, respectively.

The accrual for IBNR claims and for the ongoing development of existing claims in each reporting period includes estimates. The Company has established reserves for workers’ compensation claims using loss development rates which are estimated using periodic third-party actuarial valuations based upon historical loss statistics which include the Company’s historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future results. Based on the Company’s results for the three months ended March 31, 2009, a five-percentage point deviation in the Company’s estimated loss development rates would have resulted in an increase or decrease in the allowance of $0.1 million.

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

For the three months ended March 31, 2009 and 2008, compensation expense related to restricted stock and stock units was $14.4 million and $15.6 million, respectively, of which $1.5 million and $3.0 million was related to grants made in 2009 and 2008, respectively. A one-percentage point deviation in the estimated forfeiture rates would have resulted in a $0.1 million and a $0.2 million increase or decrease in compensation expense related to restricted stock and stock units for the three months ended March 31, 2009 and 2008, respectively.

Recent Accounting Pronouncements

In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires an entity to provide disclosures about fair value of financial instruments in interim financial reporting. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. The Company is in the process of analyzing the impact of FSP FAS 107-1 and APB 28-1 on its Financial Statements.

In April 2009, The FASB issued Staff Position No. FAS 157-4, Determining Fair Value When The Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company is in the process of analyzing the impact of FSP FAS 157-4 on its Financial Statements.

Results of Operations—Three months ended March 31, 2009

Demand for the Company’s temporary and permanent staffing services and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Correspondingly, results of operations for the first quarter of 2009 were negatively impacted by declining global economic conditions. Because of the inherent difficulty in predicting economic trends and the absence of material long-term contracts in any of our business units, future demand for the Company’s services cannot be forecasted with certainty. We expect the Company’s results to continue to be negatively impacted by a relatively prolonged period of global economic contraction.

The Company’s temporary and permanent staffing services business has more than 370 offices in 42 states, the District of Columbia and 20 foreign countries, while Protiviti has more than 60 offices in 23 states and 16 foreign countries.

Because fluctuations in foreign currency exchange rates have an impact on the Company’s results, the Company provides selected growth percentages below on a constant-currency basis. Constant-currency percentages are calculated using as-reported amounts which have been retranslated using the prior year’s foreign currency exchange rates.

Revenues. The Company’s revenues were $823 million for the three months ended March 31, 2009, decreasing by 33% compared to $1.2 billion for the three months ended March 31, 2008. Revenues from foreign operations represented 29% and 28% of total revenues for the three months ended March 31, 2009 and 2008, respectively. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services. In the first quarter of 2009, revenues for all three of the Company’s reportable segments were down compared to the first quarter of 2008. Contributing factors for each reportable segment are discussed below in further detail.

Temporary and consultant staffing services revenues were $672 million for the three months ended March 31, 2009, decreasing by 31% compared to revenues of $968 million for the three months ended March 31, 2008. On a constant-currency basis, temporary and consultant staffing services revenues decreased 26% for the first quarter of 2009 compared to the first quarter of 2008. In the first quarter of 2009, demand for the Company’s temporary and consultant staffing services decreased significantly as global labor markets weakened along with general macroeconomic conditions. In the United States, revenues in the first quarter of 2009 decreased 32% compared to the first quarter of 2008. For the Company’s foreign operations, constant-currency revenues in the first quarter of 2009 decreased 10% compared to the first quarter of 2008.

Permanent placement revenues were $50 million for the three months ended March 31, 2009, decreasing by 57% compared to revenues of $116 million for the three months ended March 31, 2008. On a constant-currency basis, permanent placement revenues decreased 53% for the first quarter of 2009 compared to the first quarter of 2008. In the United States, revenues in the first quarter of 2009 decreased 60% compared to the first quarter of 2008. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue. The U.S. unemployment rate ended the quarter at 8.5% as of March 2009, its highest level since 1983. For the Company’s foreign operations, constant-currency revenues in the first quarter of 2009 decreased 41% compared to the first quarter of 2008.

Risk consulting and internal audit services revenues were $101 million for the three months ended March 31, 2009, decreasing by 29% compared to revenues of $142 million for the three months ended March 31, 2008. On a constant-currency basis, risk consulting and internal audit services revenues decreased 27% for the first quarter of 2009 compared to the first quarter of 2008 due to a significant decline in revenues produced by compliance-related projects, mainly those tied to the Sarbanes-Oxley Act, a trend which may continue. In addition, weakening global macroeconomic conditions negatively impacted demand. In the United States, revenues in the first quarter of 2009 decreased 30% compared to the first quarter of 2008. For the Company’s foreign operations, constant-currency revenues in the first quarter of 2009 decreased 19% compared to the first quarter of 2008.

Gross Margin. The Company’s gross margin dollars were $294 million for the three months ended March 31, 2009, decreasing by 43% from $511 million for the three months ended March 31, 2008. For the first quarter of 2009 compared to the first quarter of 2008, gross margin dollars for all three of the Company’s reportable segments decreased under difficult economic conditions. Gross margin as a percentage of revenues also decreased for the Company’s temporary and consultant staffing services and risk consulting and internal audit services divisions on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $233 million for the three months ended March 31, 2009, decreasing by 34% compared to $355 million for the three months ended March 31, 2008. On a constant-currency basis, temporary and consultant staffing services gross margin dollars decreased 31% for the first quarter of 2009 compared to the first quarter of 2008. As a percentage of revenues, gross margin for temporary and consultant staffing services was 34.7% in 2009, down from 36.7% in the first quarter of 2008. This year-over-year decrease was primarily the result of a decrease in conversion revenues in the first quarter of 2009 compared to the first quarter of 2008. Conversion revenues are earned when a temporary position converts to a permanent position. As there are no direct costs related to conversion revenues, the gross margin percentage is favorably impacted as the mix of conversion revenues increases.

Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $50 million for the three months ended March 31, 2009, decreasing by 57% compared to $116 million for the three months ended March 31, 2008. On a constant-currency basis, permanent placement gross margin dollars decreased 53% for the first quarter of 2009 compared to the first quarter of 2008. Because reimbursable expenses for permanent placement staffing services are de minimis, the decrease in gross margin dollars is substantially explained by the decrease in revenues previously discussed.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $11 million for the three months ended March 31, 2009, decreasing by 74% compared to $40 million for the three months ended March 31, 2008. On a constant-currency basis, risk consulting and internal audit gross margin dollars decreased 75% for the first quarter of 2009 compared to the first quarter of 2008. As a percentage of revenues, gross margin for risk consulting and internal audit services was 10.4% in for the first quarter of 2009, down from 28.2% in the first quarter of 2008. The year-over-year margin decline is primarily due to lower staff utilization levels resulting from lower revenues, as well as staff reduction charges.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses were $277 million for the three months ended March 31, 2009, decreasing by 30% compared to $394 million for the three months ended March 31, 2008. As a percentage of revenues, the Company’s selling, general and administrative expenses were 33.7% for the first quarter of 2009, up from 32.2% for the first quarter of 2008. For the first quarter of 2009 compared to the first quarter of 2008, selling, general and administrative expenses decreased for all three of the Company’s reportable segments. Selling, general and administrative expenses as a percentage of revenues increased for all three of the Company’s reportable segments in the first quarter of 2009 compared to the first quarter of 2008. Contributing factors for each reportable segment are discussed below in further detail.

Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $194 million for the three months ended March 31, 2009, down 25% from $256 million for the three months ended March 31, 2008. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 28.8% in the first quarter of 2009, up from 26.5% in the first quarter of 2008. For the first quarter of 2009 compared to the first quarter of 2008, increases as a percentage of revenues for administration costs, fixed overhead and variable overhead were partially offset by decreases as a percentage of revenue for field compensation and advertising expenses.

Selling, general and administrative expenses for the Company’s permanent placement staffing division were $54 million for the three months ended March 31, 2009, decreasing by 45% compared to $98 million for the three months ended March 31, 2008. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 108.3% in the first quarter of 2009, up from 85.1% in the first quarter of 2008. For the first quarter of 2009 compared to the first quarter of 2008, increases as a percentage of revenues for fixed overhead, field compensation, administration costs, variable overhead and expenses related to doubtful accounts receivable were partially offset by decreased advertising expenses as a percentage of revenues.

Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $29 million for the three months ended March 31, 2009, decreasing by 25% compared to $40 million for the three months ended March 31, 2008. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 29.2% in the fourth quarter of 2009, up from 27.8% in the first quarter of 2008. For the first quarter of 2009 compared to the first quarter of 2008, increases as a percentage of revenues for fixed overhead, administration costs and expenses related to accounts receivable were partially offset by decreases as a percentage of revenue for variable overhead and advertising expenses.

Operating Income. The Company’s total operating income was $17 million, or 2.0% of revenues, for the three months ended March 31, 2009, decreasing by 86% compared to $117 million, or 9.5% of revenues, for the three months ended March 31, 2008. For the Company’s temporary and consultant staffing services division, operating income was $40 million, or 5.9% of applicable revenues, down from $99 million, or 10.2% of applicable revenues, in the first quarter of 2008. For the Company’s permanent placement staffing division, operating loss was $4 million, or negative 8.5% of applicable revenues, down from operating income of $17 million, or 14.8% of applicable revenues, in the first quarter of 2008. For the Company’s risk consulting and internal audit services division, operating loss was $19 million, or negative 18.8% of applicable revenues, down from operating income of $1 million, or 0.4% of applicable revenues, in the first quarter of 2008.

Amortization of intangible assets. Amortization of intangible assets was $0.6 million for both the three months ended March 31, 2009 and 2008. Intangible assets result from the Company’s acquisitions. For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. Net intangible assets, consisting primarily of goodwill, represented 14% of total assets and 20% of total stockholders’ equity at March 31, 2009.

Interest income and expense. Interest income for the three months ended March 31, 2009 and 2008, was $0.7 million and $3.1 million, respectively. Lower first quarter 2009 interest income was primarily due to lower interest rates. Interest expense for the three months ended March 31, 2009 and 2008, was $0.1 million and $1.1 million, respectively.

Provision for income taxes. The provision for income taxes was 47% and 40% for the three months ended March 31, 2009 and 2008, respectively. The increase is partially due to losses in international locations where corresponding tax benefits are not being recognized. Also contributing to the increase is the larger percentage impact that permanent non-deductible tax items have on lower year-over-year income before taxes.

Liquidity and Capital Resources

The change in the Company’s liquidity during the three months ended March 31, 2009 and 2008, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and payment of dividends.

Cash, and cash equivalents were $359 million and $356 million at March 31, 2009 and 2008, respectively. Operating activities provided $48 million during the three months ended March 31, 2009, partially offset by $13 million and $26 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $119 million during the three months ended March 31, 2008, partially offset by $19 million and $54 million of net cash used in investing activities and financing activities, respectively.

Operating activities—Net cash provided by operating activities for the three months ended March 31, 2009, was composed of net income of $9 million, adjusted for non-cash items of $33 million, and net cash provided by changes in working capital of $6 million. Net cash provided by operating activities for the three months ended March 31, 2008, was composed of net income of $71 million adjusted for non-cash items of $42 million, and net cash provided by changes in working capital of $6 million.

Investing activities—Cash used in investing activities for the three months ended March 31, 2009, was $13 million. This was primarily composed of capital expenditures of $14 million offset by decreases in deposits to trusts for employee benefits and retirement plans of $1 million. Cash used in investing activities for the three months ended March 31, 2008, was $19 million. This was primarily composed of capital expenditures of $16 million and deposits to trusts for employee benefits and retirement plans of $2 million.

Financing activities—Cash used in financing activities for the three months ended March 31, 2009, was $26 million. This was primarily driven by repurchases of $8 million in common stock and $18 million in cash dividends to stockholders. Cash used in financing activities for the three months ended March 31, 2008, was $54 million. This included repurchases of $58 million in common stock and $18 million in cash dividends to stockholders, partially offset by proceeds of $21 million from exercises of stock options and the excess tax benefits from stock-based compensation of $1 million.

As of March 31, 2009, the Company is authorized to repurchase, from time to time, up to 9.3 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the three months ended March 31, 2009 and 2008, the Company repurchased 0.5 million shares and 1.0 million shares of common stock on the open market for a total cost of $9 million and $25 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the three months ended March 31, 2009 and 2008, such repurchases totaled 0.2 million shares and 1.2 million shares, at a cost of $4 million and $33 million, respectively. Repurchases of shares have been funded with cash generated from operations.

The Company’s working capital at March 31, 2009, included $359 million in cash and cash equivalents. The Company’s working capital requirements relate primarily to accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short- and long-term basis. However, continued or increased volatility and disruption in the global capital and credit markets could negatively impact the Company’s business operations and therefore its liquidity and ability to meet working capital needs.

On May 5, 2009, the Company announced a quarterly dividend of $.12 per share to be paid to all shareholders of record on May 26, 2009. The dividend will be paid on June 15, 2009.

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

For the three months ended March 31, 2009, approximately 29% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, and Euro, have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

On February 26, 2009, Plaintiff Annette Johnson, on behalf of herself and a putative class of all current and former non-exempt employees of the Company, filed a Complaint in California Superior Court naming the Company as Defendant. The Complaint alleges that the Company failed to calculate properly the overtime owed to non-exempt employees in California when it allegedly failed to include certain bonus payments in overtime calculations. Plaintiff seeks the alleged additional overtime amounts, interest, attorneys’ fees, and costs. In addition, Plaintiff seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the purported violations. The Company is engaged in a preliminary review of the allegations included in the Complaint, which was served on the Company on April 30, 2009. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements.

There have been no material developments with regard to the other legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 1A.	Risk Factors

In the risk factor disclosed in the Company’s most recent annual report on Form 10-K titled “The Company and certain subsidiaries are defendants in several class and representative action lawsuits alleging various wage and hour claims that could cause the Company to incur substantial liabilities,” the Company references a total of four class and representative lawsuits, all of which are pending in California. As disclosed in Part II, Item 1 of this Form 10-Q, a new action (the “Johnson Action”) was recently filed in California. Accordingly, the above titled risk factor is revised to reflect that there are five class or representative actions referenced in such risk factor, all of which are pending in California. Further, the Johnson Action alleges that the Company failed to calculate properly the overtime owed to non-exempt employees in California when it allegedly failed to include certain bonus payments in overtime calculations, and seeks the alleged additional overtime amounts, interest, attorneys’ fees and costs, as well as an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the purported violations. The description of the allegations and the relief sought with respect to the other actions contained in such risk factor remain unchanged.

There have not been any material changes with respect to the other risk factors disclosed in such Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (c)
January 1, 2009 to January 31, 2009	190,700	(a)	$20.00	—	9,795,397
February 1, 2009 to February 28, 2009	16,325	(a)	$17.54	—	9,795,397
March 1, 2009 to March 31, 2009	531,527	(b)	$17.40	506,347	9,289,050

Total January 1, 2009 to March 31, 2009	738,552			506,347

(a)	Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(b)	Includes 25,180 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(c)	Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 78,000,000 shares have been authorized for repurchase of which 68,710,950 shares have been repurchased as of March 31, 2009.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

3.1	Restated Certificate of Incorporation.

3.2	By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.1	Form of Part-Time Employment Agreement, as amended and restated.

10.2	Form of Amended and Restated Severance Agreement.

10.3	Amended and Restated Severance Agreement between Registrant and Paul F. Gentzkow.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

/s/ M. KEITH WADDELL

M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: May 8, 2009