Form 10-Q
period 2009-06-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2009-07-30
CIK 315213

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2009:

151,866,261 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in thousands, except share amounts)

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$385,818	$354,756
Accounts receivable, less allowances of $25,175 and $34,217	374,020	484,808
Deferred income taxes and other current assets	192,650	193,335

Total current assets	952,488	1,032,899
Goodwill and other intangible assets, net	189,401	189,382
Property and equipment, net	137,287	145,699
Deferred income taxes	44,635	43,870

Total assets	$1,323,811	$1,411,850

LIABILITIES
Accounts payable and accrued expenses	$95,222	$111,645
Accrued payroll costs and retirement obligations	251,306	301,102
Current portion of notes payable and other indebtedness	109	105

Total current liabilities	346,637	412,852
Notes payable and other indebtedness, less current portion	1,836	1,892
Other liabilities	14,169	13,218

Total liabilities	362,642	427,962

Commitments and Contingencies (Note G)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 151,820,544 shares and 150,943,324 shares	152	151
Capital surplus	919,357	949,474
Accumulated other comprehensive income	41,660	34,263
Retained earnings	—	—

Total stockholders’ equity	961,169	983,888

Total liabilities and stockholders’ equity	$1,323,811	$1,411,850

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net service revenues	$749,887	$1,224,641	$1,573,212	$2,450,631
Direct costs of services, consisting of payroll, payroll taxes, insurance costs and reimbursable expenses	484,830	708,017	1,014,427	1,423,019

Gross margin	265,057	516,624	558,785	1,027,612
Selling, general and administrative expenses	255,007	393,393	532,057	787,824
Amortization of intangible assets	280	618	898	1,259
Interest income, net	(455)	(1,506)	(1,075)	(3,520)

Income before income taxes	10,225	124,119	26,905	242,049
Provision for income taxes	4,809	49,551	12,701	96,697

Net income	$5,416	$74,568	$14,204	$145,352

Net income available to common stockholders	$4,801	$72,293	$13,110	$141,143

Net income per share (Note J):
Basic	$.03	$.47	$.09	$.92
Diluted	$.03	$.47	$.09	$.91

Shares:
Basic	146,443	152,878	146,660	153,722
Diluted	147,044	153,892	147,092	154,818

Cash dividends declared per share	$.12	$.11	$.24	$.22

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share amounts)

	Six Months Ended June 30,
	2009	2008
COMMON STOCK—SHARES:
Balance at beginning of period	150,943	158,058
Net issuances of restricted stock	2,310	1,858
Repurchases of common stock	(2,696)	(5,799)
Exercises of stock options	1,264	1,353

Balance at end of period	151,821	155,470

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$151	$158
Net issuances of restricted stock	2	2
Repurchases of common stock	(2)	(6)
Exercises of stock options	1	1

Balance at end of period	$152	$155

CAPITAL SURPLUS:
Balance at beginning of period	$949,474	$915,038
Net issuances, and other changes to, restricted stock—excess over par value	(2)	(2)
Repurchases of common stock—excess over par value	(43,465)	(34,250)
Cash dividends ($.24 per share)	(36,438)	—
Stock-based compensation expense—restricted stock and stock units	30,128	32,249
Stock-based compensation expense—stock options	558	2,410
Exercises of stock options—excess over par value	17,906	22,065
Tax impact of equity incentive plans	1,196	3,750

Balance at end of period	$919,357	$941,260

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$34,263	$68,853
Translation adjustments, net of tax	7,397	7,758

Balance at end of period	$41,660	$76,611

RETAINED EARNINGS:
Balance at beginning of period	$—	$—
Repurchases of common stock—excess over par value	(14,204)	(110,469)
Cash dividends ($.22 per share)	—	(34,883)
Net income	14,204	145,352

Balance at end of period	$—	$—

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,204	$145,352
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	898	1,259
Depreciation expense	32,788	35,904
Stock-based compensation expense—restricted stock and stock units	30,128	32,249
Stock-based compensation expense—stock options	558	2,410
Excess tax benefits from stock-based compensation	(1,777)	(136)
Provision for deferred income taxes	1,813	(1,441)
Provision for doubtful accounts	(1,449)	7,405
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	116,824	(38,942)
(Decrease) increase in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	(69,400)	55,350
(Decrease) increase in income taxes payable	(5,397)	2,224
Change in other assets, net of change in other liabilities	6,315	(3,852)

Net cash flows provided by operating activities	125,505	237,782

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of goodwill and other intangible assets and other assets	—	(272)
Capital expenditures	(24,148)	(38,837)
Increase in trusts for employee benefits and retirement plans	(1,254)	(5,867)

Net cash flows used in investing activities	(25,402)	(44,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(57,671)	(135,285)
Cash dividends paid	(36,287)	(34,883)
Decrease in notes payable and other indebtedness	(51)	(321)
Excess tax benefits from stock-based compensation	1,777	136
Proceeds from exercises of stock options	17,907	22,066

Net cash flows used in financing activities	(74,325)	(148,287)

Effect of exchange rate changes on cash and cash equivalents	5,284	2,528

Net increase in cash and cash equivalents	31,062	47,047
Cash and cash equivalents at beginning of period	354,756	310,000

Cash and cash equivalents at end of period	$385,818	$357,047

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$212	$243
Income taxes, net of refunds	$6,685	$94,218
Non-cash items:
Stock repurchases awaiting settlement	$—	$9,440

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2009

Note A—Summary of Significant Accounting Policies

Nature of Operations. Robert Half International Inc. (the “Company”) provides specialized staffing and risk consulting services through such divisions as Accountemps®, Robert Half® Finance & Accounting, OfficeTeam® , Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group®, and Protiviti®. The Company, through its Accountemps, Robert Half Finance & Accounting, and Robert Half Management Resources divisions, is a specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OfficeTeam specializes in highly skilled temporary administrative support personnel. Robert Half Technology provides information technology professionals. Robert Half Legal provides temporary, project, and full-time staffing of attorneys and specialized support personnel within law firms and corporate legal departments. The Creative Group provides project staffing in the advertising, marketing, and web design fields. Protiviti provides business consulting and internal audit services, and is a wholly owned subsidiary of the Company. Revenues are predominantly derived from specialized staffing services. The Company operates in North America, South America, Europe, Asia and Australia. The Company is a Delaware corporation.

Basis of Presentation. The unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). The comparative year-end condensed consolidated statement of financial position data presented was derived from audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the periods presented have been included. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2008, included in its annual report on Form 10-K. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for a full year. The Company has performed an evaluation of subsequent events through July 30, 2009, which is the date the Financial Statements were issued.

Principles of Consolidation. The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany balances have been eliminated.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of June 30, 2009, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses and income and other taxes.

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

June 30, 2009

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

Advertising Costs. The Company expenses all advertising costs as incurred. Advertising expense totaled $16.1 million and $26.5 million for the six months ended June 30, 2009 and 2008, respectively.

Comprehensive Income. Comprehensive income includes net income and certain other items that are recorded directly to Stockholders’ Equity. The Company’s only source of other comprehensive income is foreign currency translation adjustments. The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$5,416	$74,568	$14,204	$145,352
Translation adjustments, net of tax	16,626	1,624	7,397	7,758

Total comprehensive income	$22,042	$76,192	$21,601	$153,110

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

June 30, 2009

Note A—Summary of Significant Accounting Policies (Continued)

Goodwill and Intangible Assets. Goodwill and intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment analysis as of June 30, 2009, and determined that no adjustment to the carrying value of goodwill was required.

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

June 30, 2009

Note A—Summary of Significant Accounting Policies (Continued)

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

Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. The Company capitalized $11.9 million and $5.3 million of internal-use software development costs for the six months ended June 30, 2009 and 2008, respectively.

Note B—New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires an entity to provide disclosures about fair value of financial instruments in interim financial reporting. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 during the three months ended June 30, 2009, did not have an impact on the Company’s Financial Statements.

In April 2009, the FASB issued Staff Position No. FAS 157-4, Determining Fair Value When The Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 157-4 during the three months ended June 30, 2009, did not have an impact on the Company’s Financial Statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS 165”), which establishes standards of accounting for and disclosures of events that occur after the

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2009

Note B—New Accounting Pronouncements (Continued)

balance sheet date but before financial statements are issued. SFAS 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for this date. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 during the three months ended June 30, 2009, did not have a material effect on the Company’s Financial Statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of SFAS 166 to have a material effect on its Financial Statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends certain requirements of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of SFAS 167 to have a material effect on its Financial Statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material effect on its Financial Statements.

Note C—Deferred Income Taxes and Other Current Assets

Deferred income taxes and other current assets consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Deferred income taxes	$59,364	$61,955
Deposits in trusts for employee benefits and retirement plans	73,549	72,295
Other	59,737	59,085

	$192,650	$193,335

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2009

Note D—Goodwill and Other Intangible Assets, Net

The following table sets forth the activity in goodwill and other intangible assets from December 31, 2008, through June 30, 2009 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balance as of December 31, 2008	$187,530	$1,852	$189,382
Translation adjustments	917	—	917
Amortization of intangible assets	—	(898)	(898)

Balance as of June 30, 2009	$188,447	$954	$189,401

The estimated remaining amortization expense is $0.6 million for 2009 and $0.4 million for 2010.

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Computer hardware	$129,076	$161,696
Computer software	246,904	259,790
Furniture and equipment	129,723	129,628
Leasehold improvements	125,286	121,861
Other	15,838	16,112

Property and equipment, cost	646,827	689,087
Accumulated depreciation	(509,540)	(543,388)

Property and equipment, net	$137,287	$145,699

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Payroll and benefits	$125,927	$170,123
Employee retirement obligations	72,193	69,868
Workers’ compensation	30,262	29,630
Payroll taxes	22,924	31,481

	$251,306	$301,102

Included in employee retirement obligations is $62 million at June 30, 2009, and $61 million at December 31, 2008, related to the Company’s Chief Executive Officer for a deferred compensation plan and other benefits.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2009

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

On May 4, 2006, Plaintiff Don Tran, on behalf of himself and a putative class of salaried Consultants and Senior Consultants, and a sub-class of terminated salaried Consultants and Senior Consultants, filed a complaint in California Superior Court naming Protiviti Inc., a wholly owned subsidiary of the Company (“Protiviti”), as Defendant. The complaint alleges that salaried consultants based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees. Plaintiff also seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. The complaint further seeks damages and penalties for the failure to provide meal and rest periods, and for the failure to reimburse business expenses, including, without limitation, parking and cellular telephone expenses. On February 28, 2008, the Court allowed Plaintiff to amend the complaint to name as class representatives two additional former Protiviti Consultants, who had worked for Protiviti’s “Internal Audit” business line. Plaintiff Tran had worked for Protiviti’s “Technology Risk” business line. On April 3, 2008, Plaintiffs agreed in open court to dismiss their claim for failure to reimburse business expenses. Plaintiffs filed a motion to certify the class on May 12, 2008 and Protiviti filed a motion to strike the class allegations on the same date. On December 18, 2008, the Court ruled that it would certify two classes, one of California Consultants and another of California Senior Consultants, on the overtime pay claims. The Court also ruled that it would deny certification, without prejudice, on the claims for alleged unpaid meal and rest breaks. Further, it ruled that the Plaintiffs must submit a detailed trial plan, which the Court may use to revisit the class certification issue. On February 6, 2009, the Court issued its order certifying the two classes described above on the overtime pay claims. Subsequent thereto, notice of the lawsuit was mailed to the two classes by Defendant. A ruling in the unrelated Harris case referenced in the first paragraph of this Note G may have a material adverse bearing on Protiviti’s position in this litigation. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. Protiviti believes it has meritorious defenses to the allegations, and Protiviti intends to continue to vigorously defend against the litigation.

On September 24, 2007, Plaintiff Van Williamson, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2009

Note G—Commitments and Contingencies (Continued)

and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California were not provided meal periods, paid rest periods, and accurate itemized wage statements. It seeks one hour of wages for each employee for each meal and rest period missed during the statutory liability period. It also seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged failure to provide the meal and rest periods and accurate itemized wage statements. The allegations in the complaint are substantially similar to the allegations included in the complaint filed by Mark Laffitte described above. On August 28, 2008, the Court stayed the litigation pending the California Supreme Court’s decision on whether to review a case unrelated to the Company titled Brinker Restaurant Corp. v. Superior Court. On October 22, 2008, the California Supreme Court granted such review. A ruling in the unrelated Harris case referenced in the first paragraph of this Note G and/or the Brinker case referenced above may have a material adverse bearing on the Company’s position in this litigation. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

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

The Company’s Form 10-Q for the quarter ended March 31, 2009, contained disclosure regarding a complaint filed against the Company by Plaintiff Annette Johnson, on behalf of herself and a putative class of all current and former non-exempt employees of the Company. As disclosed in such filing, the Company engaged in a preliminary review of the allegations included in the complaint. Upon completion of such review, the Company determined that the litigation is not currently a material pending legal proceeding. Accordingly, the Company does not presently intend to make disclosures regarding this case in its future Securities and Exchange Commission filings.

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2009

Note H—Stockholders’ Equity

Stock Repurchase Program. As of June 30, 2009, the Company is authorized to repurchase, from time to time, up to 8.3 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the six months ended June 30, 2009 and 2008, the Company repurchased 1.5 million shares and 4.5 million shares of common stock on the open market for a total cost of $31 million and $110 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the six months ended June 30, 2009 and 2008, such repurchases totaled 1.2 million shares and 1.3 million shares, at a cost of $27 million and $35 million, respectively. Repurchases of shares have been funded with cash generated from operations.

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for the six months ended June 30, 2009 and 2008 (consisting of stock option exercises and the purchase of shares for the treasury), is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.

Cash Dividends. The Company’s Board of Directors may at their discretion declare and pay dividends upon the shares of the Company’s stock either out of the Company’s retained earnings or capital surplus. During the six months ended June 30, 2009 and 2008, the Company declared cash dividends of $.24 per share and $.22 per share, respectively.

Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus. As a result, the Company had no retained earnings as of June 30, 2009, and December 31, 2008.

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2009

Note J—Net Income Per Share

The calculation of net income per share for the three and six months ended June 30, 2009 and 2008, is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic net income per share:
Net income	$5,416	$74,568	$14,204	$145,352
Income allocated to participating securities	615	2,286	1,094	4,231

Net income available to common stockholders	$4,801	$72,282	$13,110	$141,121

Basic weighted average shares	146,443	152,878	146,660	153,722
Basic net income per share	$.03	$.47	$.09	$.92
Diluted net income per share:
Net income	$5,416	$74,568	$14,204	$145,352
Income allocated to participating securities	615	2,275	1,094	4,209

Net income available to common stockholders	$4,801	$72,293	$13,110	$141,143

Basic weighted average shares	146,443	152,878	146,660	153,722
Dilutive effect of stock options, unvested performance-based restricted stock and stock units	601	1,014	432	1,096

Diluted weighted average shares	147,044	153,892	147,092	154,818

Diluted net income per share	$.03	$.47	$.09	$.91

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

Upon implementation, the Company retrospectively adjusted its net income per share data to conform to the provisions of FSP EITF 03-6-1. For the three months ended June 30, 2008, the retrospective application resulted in a $.02 per share reduction in basic net income per share and a $.01 per share reduction in diluted net income per share. For the six months ended June 30, 2008, the retrospective application resulted in a $.03 per share reduction in basic net income per share and a $.02 per share reduction in diluted net income per share.

The weighted average diluted common shares outstanding for the three months ended June 30, 2009 and 2008, respectively, excludes the effect of 4.7 million and 2.7 million anti-dilutive options and stock units. The weighted average diluted common shares outstanding for the six months ended June 30, 2009 and 2008, respectively, excludes the effect of 5.8 million and 2.8 million anti-dilutive options and stock units. Employee stock options will have a dilutive effect under the treasury method only when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds. Under the treasury method, exercise proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in capital surplus, if the options were exercised and the stock units and performance-based restricted stock had vested.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2009

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

The following table provides a reconciliation of revenue and operating income (loss) by reportable segment to consolidated results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net service revenues
Temporary and consultant staffing	$616,333	$955,695	$1,288,918	$1,923,940
Permanent placement staffing	43,526	127,850	93,467	243,464
Risk consulting and internal audit services	90,028	141,096	190,827	283,227

	$749,887	$1,224,641	$1,573,212	$2,450,631

Operating income (loss)
Temporary and consultant staffing	$25,208	$96,499	$65,045	$195,394
Permanent placement staffing	(1,965)	25,439	(6,198)	42,576
Risk consulting and internal audit services	(13,193)	1,293	(32,119)	1,818

	10,050	123,231	26,728	239,788
Amortization of intangible assets	280	618	898	1,259
Interest income, net	(455)	(1,506)	(1,075)	(3,520)

Income before income taxes	$10,225	$124,119	$26,905	$242,049

Note L—Subsequent Events

On July 28, 2009, the Company announced a quarterly dividend of $.12 per share to be paid to all shareholders of record on August 25, 2009. The dividend will be paid on September 15, 2009.

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

Accounts Receivable Allowances. The Company maintains allowances for estimated losses resulting from (i) the inability of its customers to make required payments, (ii) temporary placement sales adjustments, and (iii) permanent placement candidates not remaining with the client through the 90-day guarantee period, commonly referred to as “fall offs”. The Company establishes these allowances based on its review of customers’ credit profiles, historical loss statistics and current trends. The adequacy of these allowances is reviewed each reporting period. Historically, the Company’s actual losses and credits have been consistent with these allowances. As a percentage of gross accounts receivable, the Company’s accounts receivable allowances totaled 6.3% and 6.6% as of June 30, 2009, and December 31, 2008, respectively. As of June 30, 2009, a five-percentage point deviation in the Company’s accounts receivable allowances balance would have resulted in an increase or decrease in the allowance of $1.3 million. Although future results cannot always be predicted by extrapolating past results, management believes that it is reasonably likely that future results will be consistent with historical trends and experience. However, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or if unexpected events or significant future changes in trends were to occur, additional allowances may be required.

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

The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. In relation to actual net operating losses in certain foreign operations, valuation allowances of $18.8 million were recorded as of June 30, 2009. If such losses are ultimately utilized to offset future operating income, the Company will benefit its deferred tax assets up to the full amount of the valuation reserve.

While management believes that its judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may materially affect the future financial results of the Company.

Goodwill Impairment. The Company assesses the impairment of goodwill annually in the second quarter, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The Company completed its annual goodwill impairment analysis as of June 30, 2009, and determined that no adjustment to the carrying value of goodwill was required.

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

The Company’s reporting units are Accountemps, Robert Half Finance & Accounting, OfficeTeam, Robert Half Technology, Robert Half Management Resources and Protiviti, which had goodwill balances at June 30, 2009, of $127.6 million, $26.4 million, $0.0 million, $7.0 million, $0.0 million and $27.4 million, respectively, totaling $188.4 million. There were no changes to the Company’s reporting units or to the allocations of goodwill by reporting unit through June 30, 2009.

The goodwill impairment assessment is based upon a discounted cash flow analysis. The estimate of future cash flows is based upon, among other things, a discount rate and certain assumptions about expected future operating performance. The discount rate for all reporting units was determined by management based on estimates of risk free interest rates, beta and market risk premiums. The discount rate used was compared to the rate published in various third party research reports, which indicated that the rate was within a range of reasonableness. The primary assumptions related to future operating performance include revenue growth rates and profitability levels. In addition, the impairment assessment requires that management make certain judgments in allocating shared assets and liabilities to the balance sheets of the reporting units. Solely for purposes of establishing inputs for the fair value calculations described above related to its annual goodwill impairment testing, the Company made the following assumptions. The Company assumed that the current economic downturn would continue for all reporting units through 2010, followed by a recovery period in 2011 and 2012, using unique assumptions for each reporting unit. In addition, the Company applied profitability assumptions consistent with each reporting unit’s historical trends at various revenue levels and, for years beyond 2012, used a 5% growth factor to calculate the terminal value at the end of ten years for each unit. This rate is consistent with the rate used for the Company’s interim test during the first quarter of 2009, and is significantly lower than the Company’s historical ten-year annual compound revenue growth rate. In its most recent calculation, the Company used a 10.7% discount rate, which is slightly lower than the 10.9% discount rate used for the Company’s interim test during the first quarter of 2009. This decline in discount rate is primarily due to a decline in the market risk premium partially offset by an increase in the risk free rate.

In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, the Company applied hypothetical decreases to the fair values of each reporting unit. The Company determined that hypothetical decreases in fair value of at least 30% would be required before any reporting unit would have a carrying value in excess of its fair value.

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

Workers’ Compensation. Except for states which require participation in state-operated insurance funds, the Company retains the economic burden for the first $0.5 million per occurrence in workers’ compensation claims. Workers’ compensation includes ongoing healthcare and indemnity coverage for claims and may be paid over numerous years following the date of injury. Claims in excess of $0.5 million are insured. Workers’ compensation expense includes the insurance premiums for claims in excess of $0.5 million, claims administration fees charged by the Company’s workers’ compensation administrator, premiums paid to state-operated insurance funds, and an estimate for the Company’s liability for Incurred But Not Reported (“IBNR”) claims and for the ongoing development of existing claims. Total workers’ compensation expense was $5.4 million and $9.7 million, representing 0.48% and 0.55% of applicable U.S. revenue for the six months ended June 30, 2009 and 2008, respectively.

The accrual for IBNR claims and for the ongoing development of existing claims in each reporting period includes estimates. The Company has established reserves for workers’ compensation claims using loss development rates which are estimated using periodic third-party actuarial valuations based upon historical loss statistics which include the Company’s historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future results. Based on the Company’s results for the six months ended June 30, 2009, a five-percentage point deviation in the Company’s estimated loss development rates would have resulted in an increase or decrease in the allowance of $0.2 million.

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

For the three months ended June 30, 2009 and 2008, compensation expense related to restricted stock and stock units was $15.7 million and $16.6 million, respectively, of which $3.3 million and $4.2 million was related to grants made in 2009 and 2008, respectively. A one-percentage point deviation in the estimated forfeiture rates would have resulted in a $0.2 million increase or decrease in compensation expense related to restricted stock and stock units for both the three months ended June 30, 2009 and 2008. For the six months ended June 30, 2009 and 2008, compensation expense related to restricted stock and stock units was $30.1 million and $32.2 million, respectively, of which $4.9 million and $7.3 million was related to grants made in 2009 and 2008, respectively. A one-percentage point deviation in the estimated forfeiture rates would have resulted in a $0.3 million increase or decrease in compensation expense related to restricted stock and stock units for both the six months ended June 30, 2009 and 2008.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires an entity to provide disclosures about fair value of financial instruments in interim financial reporting. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 during the three months ended June 30, 2009, did not have an impact on the Company’s Financial Statements.

In April 2009, the FASB issued Staff Position No. FAS 157-4, Determining Fair Value When The Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 157-4 during the three months ended June 30, 2009, did not have an impact on the Company’s Financial Statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS 165”), which establishes standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for this date. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 during the three months ended June 30, 2009, did not have a material effect on the Company’s Financial Statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of SFAS 166 to have a material effect on its Financial Statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends certain requirements of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of SFAS 167 to have a material effect on its Financial Statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material effect on its Financial Statements.

Results of Operations

Demand for the Company’s temporary and permanent staffing services and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Correspondingly, results of operations for the three and six months ended June 30, 2009, were negatively impacted by difficult global economic conditions. Because of the inherent difficulty in predicting economic trends and the absence of material long-term contracts in any of our business units, future demand for the Company’s services cannot be forecasted with certainty. We expect the Company’s results to continue to be negatively impacted by a relatively prolonged period of global economic contraction.

The Company’s temporary and permanent staffing services business has 370 offices in 42 states, the District of Columbia and 20 foreign countries, while Protiviti has more than 60 offices in 23 states and 16 foreign countries.

Because fluctuations in foreign currency exchange rates have an impact on the Company’s results, the Company provides selected growth percentages below on a constant-currency basis. Constant-currency percentages are calculated using as-reported amounts which have been retranslated using foreign currency exchange rates from the prior year’s comparable period.

Three months ended June 30, 2009 and 2008

Revenues. The Company’s revenues were $750 million for the three months ended June 30, 2009, decreasing by 39% compared to $1.2 billion for the three months ended June 30, 2008. Revenues from foreign operations represented 28% and 30% of total revenues for the three months ended June 30, 2009 and 2008, respectively. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services. In the second quarter of 2009, revenues for all three of the Company’s reportable segments were down compared to the second quarter of 2008. Contributing factors for each reportable segment are discussed below in further detail.

Temporary and consultant staffing services revenues were $616 million for the three months ended June 30, 2009, decreasing by 36% compared to revenues of $956 million for the three months ended June 30, 2008. On a constant-currency basis, temporary and consultant staffing services revenues decreased 32% for the second quarter of 2009 compared to the second quarter of 2008. In the second quarter of 2009, demand for the Company’s temporary and consultant staffing services decreased as global labor markets and general macroeconomic conditions remained weak. In the United States, revenues in the second quarter of 2009 decreased 34% compared to the second quarter of 2008. For the Company’s foreign operations, constant-currency revenues in the second quarter of 2009 decreased 28% compared to the second quarter of 2008.

Permanent placement revenues were $44 million for the three months ended June 30, 2009, decreasing by 66% compared to revenues of $128 million for the three months ended June 30, 2008. On a constant-currency basis, permanent placement revenues decreased 63% for the second quarter of 2009 compared to the second quarter of 2008. In the United States, revenues in the second quarter of 2009 decreased 70% compared to the second quarter of 2008. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue. The June 2009 unemployment rate in the U.S. was 9.5%, its highest level since 1983. For the Company’s foreign operations, constant-currency revenues in the second quarter of 2009 decreased 55% compared to the second quarter of 2008.

Risk consulting and internal audit services revenues were $90 million for the three months ended June 30, 2009, decreasing by 36% compared to revenues of $141 million for the three months ended June 30, 2008. On a constant-currency basis, risk consulting and internal audit services revenues decreased 34% for the second quarter of 2009 compared to the second quarter of 2008 as weak global macroeconomic conditions negatively impacted demand. Contributing to the decrease was a significant decline in revenues produced by compliance-related projects, mainly those tied to the Sarbanes-Oxley Act, a trend which may continue. In the United States, revenues in the second quarter of 2009 decreased 34% compared to the second quarter of 2008. For the Company’s foreign operations, constant-currency revenues in the second quarter of 2009 decreased 33% compared to the second quarter of 2008.

Gross Margin. The Company’s gross margin dollars were $265 million for the three months ended June 30, 2009, decreasing by 49% from $517 million for the three months ended June 30, 2008. For the second quarter of 2009 compared to the second quarter of 2008, gross margin dollars for all three of the Company’s reportable segments decreased under difficult economic conditions. Gross margin as a percentage of revenues also decreased for the Company’s temporary and consultant staffing services and risk consulting and internal audit services divisions on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $207 million for the three months ended June 30, 2009, decreasing by 41% compared to $349 million for the three months ended June 30, 2008. On a constant-currency basis, temporary and consultant staffing services gross margin dollars decreased 38% for the second quarter of 2009 compared to the second quarter of 2008. As a percentage of revenues, gross margin for temporary and consultant staffing services was 33.5% in the second quarter of 2009, down from 36.5% in the second quarter of 2008. This year-over-year decrease was the result of record-low conversion revenues and continued compression of pay/bill spreads in the second quarter of 2009. Conversion revenues are earned when a temporary position converts to a permanent position. As there are no direct costs related to conversion revenues, the gross margin percentage is favorably impacted as the mix of conversion revenues increases.

Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $43 million for the three months ended June 30, 2009, decreasing by 66% compared to $128 million for the three months ended June 30, 2008. On a constant-currency basis, permanent placement gross margin dollars decreased 63% for the second quarter of 2009 compared to the second quarter of 2008. Because reimbursable expenses for permanent placement staffing services are de minimis, the decrease in gross margin dollars is substantially explained by the decrease in revenues previously discussed.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $15 million for the three months ended June 30, 2009, decreasing by 62% compared to $40 million for the three months ended June 30, 2008. On a constant-currency basis, risk consulting and internal audit gross margin dollars decreased 62% for the second quarter of 2009 compared to the second quarter of 2008. As a percentage of revenues, gross margin for risk consulting and internal audit services was 16.5% in the second quarter of 2009, down from 28.0% in the second quarter of 2008. The year-over-year margin decline is primarily due to lower staff utilization levels resulting from lower revenues.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses were $255 million for the three months ended June 30, 2009, decreasing by 35% compared to $393 million for the three months ended June 30, 2008. As a percentage of revenues, the Company’s selling, general and administrative expenses were 34.0% for the second quarter of 2009, up from 32.1% for the second quarter of 2008. For the second quarter of 2009 compared to the second quarter of 2008, selling, general and administrative expenses decreased for all three of the Company’s reportable segments. Selling, general and administrative expenses as a percentage of revenues increased for all three of the Company’s reportable segments in the second quarter of 2009 compared to the second quarter of 2008. Contributing factors for each reportable segment are discussed below in further detail.

Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $182 million for the three months ended June 30, 2009, down 28% from $253 million for the three months ended June 30, 2008. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 29.4% in the second quarter of 2009, up from 26.4% in the second quarter of 2008. For the second quarter of 2009 compared to the second quarter of 2008, increases as a percentage of revenues for fixed overhead, administration costs, variable overhead and advertising were partially offset by decreases as a percentage of revenues for field compensation and expenses related to doubtful accounts receivable.

Selling, general and administrative expenses for the Company’s permanent placement staffing division were $45 million for the three months ended June 30, 2009, decreasing by 56% compared to $102 million for the three months ended June 30, 2008. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 104.4% in the second quarter of 2009, up from 80.1% in the second quarter of 2008. For the second quarter of 2009 compared to the second quarter of 2008, increases as a percentage of revenues for fixed overhead, administration costs, field compensation, variable overhead and advertising were partially offset by decreased expenses related to doubtful accounts receivable as a percentage of revenues.

Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $28 million for the three months ended June 30, 2009, decreasing by 27% compared to $38 million for the three months ended June 30, 2008. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 31.2% in the second quarter of 2009, up from 27.1% in the second quarter of 2008. For the second quarter of 2009 compared to the second quarter of 2008, increases as a percentage of revenues for fixed overhead and administration costs were partially offset by decreases as a percentage of revenues for variable overhead and expenses related to doubtful accounts receivable.

Operating Income. The Company’s total operating income was $10 million, or 1.3% of revenues, for the three months ended June 30, 2009, decreasing by 92% from $123 million, or 10.1% of revenues, for the three months ended June 30, 2008. For the Company’s temporary and consultant staffing services division, operating income was $25 million, or 4.1% of applicable revenues, down from $97 million, or 10.1% of applicable revenues, in the second quarter of 2008. For the Company’s permanent placement staffing division, operating loss was $2 million, or negative 4.5% of applicable revenues, down from operating income of $25 million, or 19.9% of applicable revenues, in the second quarter of 2008. For the Company’s risk consulting and internal audit services division, operating loss was $13 million, or negative 14.7% of applicable revenues, down from operating income of $1 million, or 0.9% of applicable revenues, in the second quarter of 2008.

Amortization of intangible assets. Amortization of intangible assets was $0.3 and $0.6 million for the three months ended June 30, 2009 and 2008, respectively. Intangible assets result from the Company’s acquisitions. For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. Net intangible assets, consisting primarily of goodwill, represented 14% of total assets and 20% of total stockholders’ equity at June 30, 2009.

Interest income and expense. Interest income for the three months ended June 30, 2009 and 2008, was $0.5 million and $3.0 million, respectively. Lower second quarter 2009 interest income was due to lower interest rates partially offset by modestly higher cash balances. Interest expense for the three months ended June 30, 2009 and 2008, was $0.0 million and $1.5 million, respectively.

Provision for income taxes. The provision for income taxes was 47% and 40% for the three months ended June 30, 2009 and 2008, respectively. The 2009 increase is partially due to losses in international locations where corresponding tax benefits are not being recognized. Also contributing to the increase is the larger percentage impact that permanent non-deductible tax items have on lower year-over-year income before taxes.

Six months ended June 30, 2009 and 2008

Revenues. The Company’s revenues were $1.6 billion for the six months ended June 30, 2009, decreasing by 36% compared to $2.5 billion for the six months ended June 30, 2008. Revenues from foreign operations represented 28% and 29% of total revenues for the six months ended June 30, 2009 and 2008, respectively. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services. In the first half of 2009, revenues for all three of the Company’s reportable segments were down compared to the first half of 2008. Contributing factors for each reportable segment are discussed below in further detail.

Temporary and consultant staffing services revenues were $1.3 billion for the six months ended June 30, 2009, decreasing by 33% compared to revenues of $1.9 billion for the six months ended June 30, 2008. On a constant-currency basis, temporary and consultant staffing services revenues decreased 29% for the first half of 2009 compared to the first half of 2008. In the first half of 2009, demand for the Company’s temporary and consultant staffing services decreased as global labor markets and general macroeconomic conditions remained weak. In the United States, revenues in the first half of 2009 decreased 33% compared to the first half of 2008. For the Company’s foreign operations, constant-currency revenues in the first half of 2009 decreased 19% compared to the first half of 2008.

Permanent placement revenues were $93 million for the six months ended June 30, 2009, decreasing by 62% compared to revenues of $243 million for the six months ended June 30, 2008. On a constant-currency basis, permanent placement revenues decreased 58% for the first half of 2009 compared to the first half of 2008. In the United States, revenues in the first half of 2009 decreased 65% compared to the first half of 2008. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue. The June 2009 unemployment rate in the U.S. was 9.5%, its highest level since 1983. For the Company’s foreign operations, constant-currency revenues in the first half of 2009 decreased 49% compared to the first half of 2008.

Risk consulting and internal audit services revenues were $191 million for the six months ended June 30, 2009, decreasing by 33% compared to revenues of $283 million for the six months ended June 30, 2008. On a constant-currency basis, risk consulting and internal audit services revenues decreased 30% for the first half of 2009 compared to the first half of 2008 as weak global macroeconomic conditions negatively impacted demand. Contributing to the decrease was a significant decline in revenues produced by compliance-related projects, mainly those tied to the Sarbanes-Oxley Act, a trend which may continue. In the United States, revenues in the first half of 2009 decreased 32% compared to the first half of 2008. For the Company’s foreign operations, constant-currency revenues in the first half of 2009 decreased 26% compared to the first half of 2008.

Gross Margin. The Company’s gross margin dollars were $559 million for the six months ended June 30, 2009, decreasing by 46% from $1.0 billion for the six months ended June 30, 2008. For the first half of 2009 compared to the first half of 2008, gross margin dollars for all three of the Company’s reportable segments decreased under difficult economic conditions. Gross margin as a percentage of revenues also decreased for the Company’s temporary and consultant staffing services and risk consulting and internal audit services divisions on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $440 million for the six months ended June 30, 2009, decreasing by 38% compared to $705 million for the six months ended June 30, 2008. On a constant-currency basis, temporary and consultant staffing services gross margin dollars decreased 34% for the first half of 2009 compared to the first half of 2008. As a percentage of revenues, gross margin for temporary and consultant staffing services was 34.1% in the first half of 2009, down from 36.6% in the first half of 2008. This year-over-year decrease was the result of record-low conversion revenues and continued compression of pay/bill spreads in first half of 2009. Conversion revenues are earned when a temporary position converts to a permanent position. As there are no direct costs related to conversion revenues, the gross margin percentage is favorably impacted as the mix of conversion revenues increases.

Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $93 million for the six months ended June 30, 2009, decreasing by 62% compared to $243 million for the six months ended June 30, 2008. On a constant-currency basis, permanent placement gross margin dollars decreased 58% for the first half of 2009 compared to the first half of 2008. Because reimbursable expenses for permanent placement staffing services are de minimis, the decrease in gross margin dollars is substantially explained by the decrease in revenues previously discussed.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $26 million for the six months ended June 30, 2009, decreasing by 68% compared to $80 million for the six months ended June 30, 2008. On a constant-currency basis, risk consulting and internal audit gross margin dollars decreased 68% for the first half of 2009 compared to the first half of 2008. As a percentage of revenues, gross margin for risk consulting and internal audit services was 13.3% in for the first half of 2009, down from 28.1% in the first half of 2008. The year-over-year margin decline is primarily due to lower staff utilization levels resulting from lower revenues, as well as staff reduction charges of $10 million.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses were $532 million for the six months ended June 30, 2009, decreasing by 32% compared to $788 million for the six months ended June 30, 2008. As a percentage of revenues, the Company’s selling, general and administrative expenses were 33.8% for the first half of 2009, up from 32.1% for the first half of 2008. For the first half of 2009 compared to the first half of 2008, selling, general and administrative expenses decreased for all three of the Company’s reportable segments. Selling, general and administrative expenses as a percentage of revenues increased for all three of the Company’s reportable segments in the first half of 2009 compared to the first half of 2008. Contributing factors for each reportable segment are discussed below in further detail.

Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $375 million for the six months ended June 30, 2009, down 26% from $509 million for the six months ended June 30, 2008. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 29.1% in the first half of 2009, up from 26.5% in the first half of 2008. For the first half of 2009 compared to the first half of 2008, increases as a percentage of revenues for fixed overhead, administration costs and variable overhead were partially offset by decreases as a percentage of revenues for field compensation and expenses related to doubtful accounts receivable.

Selling, general and administrative expenses for the Company’s permanent placement staffing division were $100 million for the six months ended June 30, 2009, decreasing by 50% compared to $201 million for the six months ended June 30, 2008. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 106.5% in the first half of 2009, up from 82.5% in the first half of 2008. For the first half of 2009 compared to the first half of 2008, increases as a percentage of revenues for fixed overhead, field compensation, administration costs, variable overhead, advertising and expenses related to doubtful accounts receivable drove the overall increase.

Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $57 million for the six months ended June 30, 2009, decreasing by 26% compared to $78 million for the six months ended June 30, 2008. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 30.2% in the first half of 2009, up from 27.5% in the first half of 2008. For the first half of 2009 compared to the first half of 2008, increases as a percentage of revenues for fixed overhead and administration costs were partially offset by decreases as a percentage of revenues for variable overhead and advertising.

Operating Income. The Company’s total operating income was $27 million, or 1.7% of revenues, for the six months ended June 30, 2009, decreasing by 89% from $240 million, or 9.8% of revenues, for the six months ended June 30, 2008. For the Company’s temporary and consultant staffing services division, operating income was $65 million, or 5.0% of applicable revenues, down from $195 million, or 10.2% of applicable revenues, in the first half of 2008. For the Company’s permanent placement staffing division, operating loss was $6 million, or negative 6.6% of applicable revenues, down from operating income of $43 million, or 17.5% of applicable revenues, in the first half of 2008. For the Company’s risk consulting and internal audit services division, operating loss was $32 million, or negative 16.8% of applicable revenues, down from operating income of $2 million, or 0.6% of applicable revenues, in the first half of 2008.

Amortization of intangible assets. Amortization of intangible assets was $0.9 and $1.3 million for the six months ended June 30, 2009 and 2008, respectively. Intangible assets result from the Company’s acquisitions. For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. Net intangible assets, consisting primarily of goodwill, represented 14% of total assets and 20% of total stockholders’ equity at June 30, 2009.

Interest income and expense. Interest income for the six months ended June 30, 2009 and 2008, was $1.2 million and $6.1 million, respectively. Lower interest income in the first half of 2009 was due to lower interest rates partially offset by higher average cash balances. Interest expense for the six months ended June 30, 2009 and 2008, was $0.1 million and $2.6 million, respectively.

Provision for income taxes. The provision for income taxes was 47% and 40% for the six months ended June 30, 2009 and 2008, respectively. The 2009 increase is partially due to losses in international locations where corresponding tax benefits are not being recognized. Also contributing to the increase is the larger percentage impact that permanent non-deductible tax items have on lower year-over-year income before taxes.

Liquidity and Capital Resources

The change in the Company’s liquidity during the six months ended June 30, 2009 and 2008, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and payment of dividends.

Cash and cash equivalents were $386 million and $357 million at June 30, 2009 and 2008, respectively. Operating activities provided $126 million during the six months ended June 30, 2009, partially offset by $25 million and $74 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $238 million during the six months ended June 30, 2008, partially offset by $45 million and $148 million of net cash used in investing activities and financing activities, respectively.

Operating activities—Net cash provided by operating activities for the six months ended June 30, 2009, was composed of net income of $14 million, adjusted for non-cash items of $63 million, and net cash provided by changes in working capital of $49 million. Net cash provided by operating activities for the six months ended June 30, 2008, was composed of net income of $145 million, adjusted for non-cash items of $78 million, and net cash provided by changes in working capital of $15 million.

Investing activities—Cash used in investing activities for the six months ended June 30, 2009, was $25 million. This was primarily composed of capital expenditures of $24 million and deposits to trusts for employee benefits and retirement plans of $1 million. Cash used in investing activities for the six months ended June 30, 2008, was $45 million. This was primarily composed of capital expenditures of $39 million and deposits to trusts for employee benefits and retirement plans of $6 million.

Financing activities—Cash used in financing activities for the six months ended June 30, 2009, was $74 million. This included repurchases of $58 million in common stock and $36 million in cash dividends to stockholders, offset by proceeds of $18 million from exercises of stock options and $2 million in excess tax benefits from stock-based compensation. Cash used in financing activities for the six months ended June 30, 2008, was $148 million. This included repurchases of $135 million in common stock and $35 million in cash dividends to stockholders, offset by proceeds of $22 million from exercises of stock options.

As of June 30, 2009, the Company is authorized to repurchase, from time to time, up to 8.3 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the six months ended June 30, 2009 and 2008, the Company repurchased 1.5 million shares and 4.5 million shares of common stock on the open market for a total cost of $31 million and $110 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the six months ended June 30, 2009 and 2008, such repurchases totaled 1.2 million shares and 1.3 million shares, at a cost of $27 million and $35 million, respectively. Repurchases of shares have been funded with cash generated from operations.

The Company’s working capital at June 30, 2009, included $386 million in cash and cash equivalents. The Company’s working capital requirements relate primarily to accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short- and long-term basis. However, continued or increased volatility and disruption in the global capital and credit markets could negatively impact the Company’s business operations and therefore its liquidity and ability to meet working capital needs.

On July 28, 2009, the Company announced a quarterly dividend of $.12 per share to be paid to all shareholders of record on August 25, 2009. The dividend will be paid on September 15, 2009.

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

For the six months ended June 30, 2009, approximately 28% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, and Euro, have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

The Company’s Form 10-Q for the quarter ended March 31, 2009, contained disclosure regarding a complaint filed against the Company by Plaintiff Annette Johnson on behalf of herself and a putative class of all current and former non-exempt employees of the Company. As disclosed in such filing, the Company engaged in a preliminary review of the allegations included in the complaint. Upon completion of such review, the Company determined that the litigation is not currently a material pending legal proceeding. Accordingly, the Company does not presently intend to make disclosures regarding this case in its future Securities and Exchange Commission filings.

There have been no material developments with regard to the other legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008 and its quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2009.

ITEM 1A.	Risk Factors

In the risk factor disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008 and quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2009 titled “The Company and certain subsidiaries are defendants in several class and representative action lawsuits alleging various wage and hour claims that could cause the Company to incur substantial liabilities,” the Company references a total of five class and representative lawsuits, all of which are pending in California. As disclosed in Part II, Item 1 of this Form 10-Q, upon the completion of its preliminary review of the complaint filed against the Company by Plaintiff Annette Johnson (the “Johnson Action”), the Company determined that the Johnson Action is not a material pending legal proceeding, and the Company does not presently intend to make disclosures regarding such case in its future Securities and Exchange Commission filings. Accordingly, the above titled risk factor is revised to reflect that there are four class or representative actions referenced in such risk factor, all of which are pending in California. The description of the allegations and the relief sought with respect to the other actions contained in such risk factor remain unchanged.

There have not been any material changes with regard to the other risk factors disclosed in such Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (d)
April 1, 2009 to April 30, 2009	832,501	(a)	$23.35	—	9,289,050
May 1, 2009 to May 31, 2009	673,694	(b)	$21.94	659,584	8,629,466
June 1, 2009 to June 30, 2009	451,948	(c)	$22.36	350,000	8,279,466

Total April 1, 2009 to June 30, 2009	1,958,143			1,009,584

(a)	Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(b)	Includes 14,110 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(c)	Includes 101,948 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(d)	Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 78,000,000 shares have been authorized for repurchase of which 69,720,534 shares have been repurchased as of June 30, 2009.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

On May 5, 2009, the registrant held its annual meeting of stockholders. The four matters presented to the stockholders at the annual meeting were (1) the election of nine directors, (2) the ratification of the appointment of PricewaterhouseCoopers LLP as auditors for 2009, (3) the approval of amendments to the registrant’s Restated Certificate of Incorporation deleting Article 7, which required a supermajority stockholder vote to approve certain transactions with related corporations, and (4) the approval of an amendment to Article 6 of the Restated Certificate confirming that the stockholders of the Company may make, alter or repeal the Company’s Bylaws.

The vote for directors was as follows:

Nominee	Shares For	Shares Withheld
Andrew S. Berwick, Jr.	132,711,309	4,116,642
Frederick P. Furth	132,709,245	4,118,706
Edward W. Gibbons	132,780,142	4,047,809
Harold M. Messmer, Jr.	132,100,251	4,727,700
Barbara J. Novogradac	136,154,369	673,582
Robert J. Pace	136,174,874	653,077
Frederick A. Richman	136,117,416	710,535
J. Stephen Schaub	132,824,679	4,003,272
M. Keith Waddell	126,852,279	9,975,672

The proposal regarding the ratification of the appointment of PricewaterhouseCoopers LLP as auditors for 2009 was approved by the following vote:

For	136,670,213
Against	126,086
Abstain	31,652

The proposal regarding the amendment of Article 7 of the Restated Certificate of Incorporation was approved by the following vote:

For	136,180,928
Against	542,774
Abstain	104,249

The proposal regarding the amendment of Article 6 of the Restated Certificate of Incorporation was approved by the following vote:

For	136,243,960
Against	484,888
Abstain	99,103

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

3.2	By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.1	Stock Incentive Plan, as amended and restated.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

/s/ M. KEITH WADDELL

M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: July 30, 2009