Form 10-K/A
period 2008-12-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2009-10-15
CIK 315213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be mailed to stockholders in connection with the registrant’s annual meeting of stockholders, held in May 2009, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

EXPLANATORY NOTE

Robert Half International Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend earlier disclosures solely in response to comments received from the staff of the Securities and Exchange Commission on the Compensation Disclosure and Analysis section of its proxy statement for its 2009 annual meeting of shareholders, which disclosures were incorporated by reference into Item 11 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Form 10-K”).

The Compensation Discussion and Analysis is the only portion of the following information that has been changed. No change has been made to the other information, which is included herein solely because of the requirements of Rule 12b-15 of the Securities Exchange Act of 1934. Pursuant to Rule 12b-15, new 13a-14 certificates are filed as exhibits to this Form 10-K/A.

PART III

Item 11.    Executive Compensation

[NOTE: THE FOLLOWING COMPENSATION DISCLOSURE AND ANALYSIS, WHICH ORIGINALLY APPEARED IN THE PROXY STATEMENT FOR THE COMPANY’S MAY 2009 ANNUAL MEETING OF STOCKHOLDERS, HAS BEEN MODIFIED AS MARKED BELOW. NO CHANGE HAS BEEN MADE TO THE OTHER INFORMATION, WHICH IS INCLUDED HEREIN SOLELY BECAUSE OF THE REQUIREMENTS OF RULE 12b-15 OF THE SECURITIES EXCHANGE ACT OF 1934.]

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee believes that setting compensation at levels designed to attract and retain key individuals is critical to the success of a personal services business in which there are few tangible assets and in which people represent the true “assets” of the Company. The Committee is also mindful of the fact that the Company’s industry is fractured with a myriad of private firms owned by entrepreneurial individuals or financed by private equity firms representing the Company’s most effective competition in many markets. Successful competitors generate large financial rewards to the owners as the Company knows from its acquisitions of such firms over the years. It is imperative that the Company’s compensation program provide significant cash and equity incentives to its key managers so as to compete with both public and private companies for this talent and the Committee believes the Company’s compensation program achieves this result.

The Committee believes that the Company has an outstanding management team which has produced excellent returns since the inception of the Company’s current business in 1986. The Company’s management has been stable for two decades: five of the executive officers (Messrs. Messmer, Waddell, Gentzkow, Glass and Karel), have been with the Company since the 1980s. Mr. Messmer negotiated the purchase of Robert Half Incorporated, the predecessor to the Company, in 1986 and has been responsible for recruiting the officers and other managers with whom he has directed the growth of the Company ever since that time. This includes the formation of Protiviti, which, since its formation in 2002, has grown from revenues of $18 million in its first full quarter of operation to more than $540 million of annual revenues in 2008. The annual revenues of Robert Half Incorporated at the time of its purchase in 1986 were approximately $7 million. In fiscal 2008, the Company’s revenues were approximately $4.6 billion.

In the opinion of the Compensation Committee, the Company is fortunate to have a group of outstanding leaders who possess not only considerable management talent, but also great entrepreneurial vision as demonstrated by a series of highly successful new divisions added to the Company’s business since 1991, including the aforementioned Protiviti subsidiary. The Committee’s view is that, as a personal services business, it is in the Company’s long term best interest to be known as an organization offering the opportunity to achieve superior remuneration in the industry. The Company believes the vast majority of such remuneration should be contingent on achieving outstanding results and, indeed, makes bonuses subject to achievement of goals the Committee sets and, further, makes annual grants of equity incentives subject to partial or total forfeiture subject to achievement of goals set by the Committee. The Compensation Committee’s policy to provide the opportunity for top level compensation and incentives for extraordinary results has been essentially unchanged for many years, and it is believed that the success of this policy is reflected by the superior results that management has achieved for the Company, as indicated by the following:

The following are highlights of the Company’s achievements for 2008:

1.	Revenues for 2008 were $4.6 billion, reflecting a five year annual compound growth rate of 18.4%. Nearly all of this growth was organic.

2.	Return on equity for 2008 was 25% and the annual average for the past five years was 27%.

3.	The Company ended the year with $355 million in cash and cash equivalents and virtually no long-term debt.

4.	Cash flow from operations for 2008 was $447 million and totaled $1.7 billion for the last five years. This funded the repurchase of approximately 49 million Company shares and the payment of $267 million in dividends during this period.

5.	During the year, the Company again received recognition from Forbes, FORTUNE, Business Week, Institutional Investor and other publications for its financial performance and the work environment it cultivates for its employees.

Each component of compensation is determined by the Compensation Committee. The Compensation Committee determines what changes, if any, should be made to continuing arrangements, such as base salaries and fringe benefits. When determining compensation for the coming year, the Compensation Committee reviews (a) the Company’s results for the prior year, (b) the issues that will confront the Company in the coming year (c) the individual performance of the executive officers, (d) the need to set compensation at levels that promote retention and (e) such other information it deems appropriate. The Compensation Committee does not assign weights to these factors. However, the most important of these factors is the Company’s performance and, as described in this Compensation Discussion and Analysis, the vast majority of executive compensation is highly contingent upon the Company’s results. Based on its long term experience and the historical success of the Compensation Committee’s philosophy, the Compensation Committee has not recently retained a compensation consultant nor does it benchmark against a specific peer group, however, it does, from time to time, consider executive compensation at competitors and other companies, including such factors as compensation as a percentage of market capitalization. After such review, it makes its ultimate determinations using its business judgment based upon its evaluation of such information and its long term experience with the Company. While the Compensation Committee receives input from the Chief Executive Officer and Chief Financial Officer and discusses compensation with them, the ultimate decision regarding compensation is solely at the discretion of the Committee. While the Compensation Committee is responsible for executive officers’ compensation, the philosophy of providing the opportunity for superior remuneration for superior long term performance is applied to all of the Company’s professionals. The Company believes its long term success is due to its ability to attract top talent capable of superior performance and that the Company’s compensation practices are an important element in the Company’s continuing ability to attract top talent.

As part of its effort to emphasize performance based compensation, the Compensation Committee has set base salaries at levels it considers modest and which, in the case of Messrs. Messmer and Waddell, have not been increased since 1998. The Committee instead heavily weights remuneration toward performance based compensation. An examination of the Summary Compensation Table will show that the vast majority of each executive’s compensation consists of performance based restricted share awards under the stockholder approved Stock Incentive Plan and cash payments earned under the stockholder approved Annual Performance Bonus Plan. (With respect to Messrs. Messmer and Waddell, less than 4% of compensation comes from base salary.) A detailed description of how these two plans operate appears in their descriptions below under the “Grants of Plan-Based Awards” table, and such description should be read in conjunction with this Compensation Discussion and Analysis. As indicated by the descriptions of these plans in this Compensation Discussion and Analysis and below under the “Grants of Plan-Based Awards” table, the actual amounts paid are highly contingent upon the achievement of positive results. Earnings per share has been chosen as the measurement factor with respect to both of these plans because the Compensation Committee believes it is directly linked to stockholder value. The emphasis on performance based restricted share awards further ties management compensation to the interests of stockholders. If actual diluted earnings per share for the performance period do not equal or exceed the specified target that was established by the Compensation Committee, all or a portion of the award is forfeited, as described below. (Restricted share awards are not increased, even if actual diluted earnings per share exceed the target.) Even after the performance period has ended and any downward adjustment in the number of shares has been made, shares are still not released to the executive officers. The time vesting provisions must still be satisfied. Therefore, the actual value of what the executive officer ultimately receives is determined by how the

Company’s stock price varies between the grant date and the vesting date. If the share price increases, then the executive officer benefits along with the Company’s stockholders. If the share price decreases, the executive officer’s ultimate payout also declines. With respect to the presently unvested portion of restricted stock grants made in recent years to the executives, such shares are currently worth significantly less than they were on the grant dates due to recent declines in the market value of the Company’s stock.

As described below in the descriptions of the Stock Incentive Plan and the Annual Performance Bonus Plan that appear under the “Grants of Plan-Based Awards” table, each award under these plans is subject to reduction or elimination depending upon final earnings per share, and only the Annual Performance Bonus Plan permits the final award to be in excess of the target award (pursuant to a set formula in the event actual earnings per share exceed target earnings per share and subject to a cap). Each year, the Committee adopts a target earnings per share for the year that it believes is realistically possible to achieve but not easily achieved. The fact that these targets are realistic but not easy goals is borne out by the fact that, with respect to the last eleven years, the annual target earnings per share set for compensation purposes was achieved five times and was not achieved six times. Whenever the target is not achieved, the award is subject to reduction, as described below under the “Grants of Plan-Based Awards” table.

Following its recent practices with respect to the timing of award decisions, the Compensation Committee (a) made restricted stock grants for the 2008 performance period to executive officers under the Stock Incentive Plan at its October 2007 meeting, (b) set target bonuses for 2008 under the Annual Performance Bonus Plan at its February 2008 meeting and (c) adopted the same target earnings per share for both plans for 2008 at its February 2008 meeting. Adopting the target earnings per share at the February 2008 meeting allowed the Compensation Committee to have final 2007 results before it set performance targets for 2008. For the 2009 performance period, the Compensation Committee has chosen to modify the timing with respect to restricted stock grants. (Its timing with respect to the setting of target bonuses and the adoption of earnings per share targets has not changed.) During 2008, the Compensation Committee received information indicating that some readers of the Company’s proxy statement were viewing the October 2007 grants as 2007 compensation for performance purposes, even though such grants were part of 2008 compensation. The requirement to include performance based restricted share grants in the 2007 Grants of Plan-Based Awards table based upon grant date, rather than performance period, may have led some readers to take this approach. To address this the Compensation Committee did not make restricted stock grants for 2009 at its October 2008 meeting. Instead, restricted stock grants for 2009 were made in February 2009, at the same time the target bonuses for 2009 and performance conditions for 2009 were determined. Because all of such compensation was granted in 2009 and relates to 2009, information regarding these grants and decisions will be disclosed, in accordance with Securities and Exchange Commission regulations, in the Company’s proxy statement for its 2010 Annual Meeting of Stockholders.

As is its customary practice, in setting the target earnings per share, the Compensation Committee considered the Company’s annual strategic plan, consensus Wall Street estimates and other items. For 2008, the target earnings per share for purposes of the Stock Incentive Plan and the Annual Performance Bonus Plan was set by the Compensation Committee at $1.90. The actual earnings per share for the year was $1.63. Pursuant to the formulas in these two plans (which formulas are not identical and are described below ~~under the “Grants of Plan-Based Awards” table~~), cash awards to each executive under the Annual Performance Bonus Plan were decreased and a portion of the restricted stock award was forfeited.

For 2008 (as for many preceding years), the Compensation Committee set target earnings per share and target bonuses under the Annual Performance Bonus Plan such that the percentage by which actual earnings per share increased or decreased over the prior year would cause an identical percentage increase or decrease in the executive officer’s bonus relative to the prior year. For example, a 10% increase in actual earnings per share would result in a 10% increase in the bonus, and a 10% decrease in earnings per share would result in a 10% decrease in bonus.

The Annual Performance Bonus Plan provides that bonuses shall be computed in accordance with a formula specified in the plan. The two factors determined by the Compensation Committee are the Target EPS for the year and each individual’s Target Bonus. For 2008, the Compensation Committee chose for the Target EPS the internal forecast that had been adopted by the entire Board of Directors, which forecast was $1.90 per share. This Target EPS for 2008 represented a 4.97% increase over the actual earnings per share of $1.81 achieved for 2007. The Compensation Committee then determined that a 4.97% increase in earnings per share performance should result in a 4.97% increase in bonus. It therefore set each individual’s Target Bonus for 2008 at 4.97% more than his actual bonus for 2007, except for the Target Bonus for Michael C. Buckley, who was given a larger Target Bonus to reflect increased responsibilities.

Pursuant to the pay for performance formula in the Annual Performance Bonus Plan, any variation in actual earnings per share from Target EPS results in a corresponding variation in actual bonus from Target Bonus by the same percentage. Because actual earnings per share for 2008 was $1.63, which is 85.8% of the Target EPS of $1.90, each executive officer’s 2008 actual bonus was 85.8% of his Target Bonus.

The Compensation Committee, at its February 2009 meeting, adopted the same proportional approach for 2009 cash bonuses under the Annual Performance Bonus Plan. In light of present economic conditions, it is currently anticipated that the Company’s earnings per share for 2009 may decrease significantly from 2008. If such significant decrease occurs, then cash bonuses for 2009 will also then decrease significantly by the same proportional amount.

When making its determination with respect to its annual discretionary grant of restricted shares to each executive, the Compensation Committee considers such items as the value of the previous year’s grant, the number of shares granted the previous year, the price of the Company’s stock, the performance of the Company in the prior year, the target EPS the Committee has set for the coming year, the levels of other compensation granted to the executive and the total compensation package for the executive. The Compensation Committee does not assign weights to individual items. Rather the Compensation Committee exercises its business judgment based, in large part, on the Compensation Committee’s long-term experience in compensating the management team in a manner that incents them to produce favorable results for shareholders consistently.

The restricted stock grants for 2008 were made by the Compensation Committee at its October 31, 2007 meeting. At that time, when the Compensation Committee considered the factors discussed above, it noted that the Company’s earnings per share for the preceding nine months had grown approximately 10% compared to the same period for the prior year, and the Compensation Committee expected the Company to finish the year with this growth rate (which indeed happened). Based on this, and keeping in mind the Compensation Committee’s philosophy to pay superior remuneration for superior long term performance, the Compensation Committee determined to grant awards with the same dollar value for 2008 as it did for 2007. Since the grant date fair value was the same for both the 2007 and 2008 restricted stock awards, the number of shares granted for 2008 exceeded the number granted for 2007 based on a difference in the price of the Company’s stock. However, and again consistent with the philosophy that the majority of compensation should be contingent on achieving outstanding results, the actual number of shares retained by executives depends on satisfaction of the performance condition of Target EPS for 2008 and satisfaction of the time-based vesting.

Pursuant to the formula for the Stock Incentive Plan, the actual earnings per share are divided by the target earnings per share, yielding a “Performance Goal Ratio.” The “Multiplier” used to determine actual retention of restricted stock grants is defined as (a) 1, if the Performance Goal Ratio is equal to or exceeds 0.9, (b) 0, if the Performance Goal Ratio is less than 0, or (c) 0.1 plus the Performance Goal Ratio in all other cases. After the Multiplier is determined, it is multiplied by each executive officer’s restricted stock grant to determine how many shares he may retain. Any shares in excess of this product are forfeited. For 2008, the Performance Goal Ratio was 0.858, which equals the actual earnings per share of $1.63 divided by the target earnings per share of $1.90. The Multiplier based on a Performance Goal Ratio of 0.858 is equal to 0.958 (0.1 plus the Performance Goal

Ratio) resulting in retention and forfeiture of each executive officer’s restricted stock grant for 2008 as listed in the table below:

Name	Target Restricted Stock Award	Multiplier	Shares Retained	Shares Forfeited
Harold M. Messmer, Jr.	244,515	0.958	234,220	10,295
M. Keith Waddell	166,986	0.958	159,955	7,031
Paul F. Gentzkow	119,276	0.958	114,254	5,022
Robert W. Glass	36,975	0.958	35,418	1,557
Michael C. Buckley	27,433	0.958	26,278	1,155

The Compensation Committee has also exercised negative discretion. When the target earnings per share was set with respect to the Stock Incentive Plan and the Annual Performance Bonus Plan for 2005, it was done on the assumption that certain proposed accounting rules that would negatively impact earnings per share would be adopted and made applicable during the year. When the accounting rules were not adopted, the result was an increase in earnings per share that had nothing to do with performance. At year end, the Compensation Committee made appropriate adjustment in the awards so that management would not receive a benefit from this non-performance related factor.

In 2008, the executive officers agreed to adjust the vesting schedule of their last two restricted stock grants so as to delay a portion of the vesting. Previously, the November 2006 and October 2007 grants had each provided, in addition to their performance conditions, that 50% of the grant would vest after two years and 50% of the grant would vest after four years. These vesting schedules were amended to provide that 100% of each grant would vest four years after grant. The executive officers agreed to the delayed vesting of their last two restricted stock grants, because the requirement that the Summary Compensation Table reflect restricted stock awards using the FAS 123(R) expense rather than fair value on the date of grant created an anomaly that the Company’s Compensation Committee and the executive officers wished to address. By adjusting the vesting schedule so that 100% of the grant vests after four years, rather than 50% vesting after the first two years and the remaining 50% vesting after four years, the artificial, and potentially confusing, effects of FAS 123(R) were dampened. No payment or other form of compensation was paid or given to the executive officers in connection with this change.

As described below in the description of the Stock Incentive Plan under the “Grants of Plan-Based Awards” table, restricted stock grants receive any dividends that are declared with respect to the Company’s outstanding shares. Of the total dividends paid on restricted shares in 2008, the amount of dividends received and retained for the forfeited shares in 2008 for the named executive officers ranged from $624 for Mr. Buckley to $5,559 for Mr. Messmer. In February 2009, the Compensation Committee amended the Stock Incentive Plan to provide that, while the performance condition is pending, dividends will not be paid on a restricted share award. Instead, any such dividends shall accrue and be paid only after the final determination has been made as to whether or not the performance condition has been satisfied. If a portion of the award is forfeited, a like portion of the accrued dividends will also be forfeited.

When considering the numbers in the Summary Compensation Table, it is important to note that under Securities and Exchange Commission regulations, the amount disclosed in the table for equity awards is determined by accounting rules, and may vary widely from the value of the award on the grant date or the value actually realized by the executive officer. For example, even though the Company has granted no options since 2004, the Summary Compensation Table still reflects option compensation for the last three years, because accounting rules still required a charge to earnings in each of those years related to prior grants. Similarly, the amounts in the table under the caption Stock Awards are the amounts expensed in that year in the Company’s financial statements, and relate to restricted shares granted in that year and in prior years. In addition, the amount expensed in the Company’s financial statements, which is the basis for calculating the value shown in the Summary Compensation Table, is derived using the fair market value of the stock on the date the performance condition is established, which, if the grant is made on an earlier date, will likely vary from the fair market value on the grant date and will also likely vary from the fair market value on the date that the shares are released to the executive following satisfaction of the performance condition and the time vesting requirements.

The Company has not granted options to executive officers since October 2004. The Compensation Committee currently has no plans to make option grants in the future, but reserves the right to do so.

The Compensation Committee believes that awards under the Stock Incentive Plan and the Annual Performance Bonus Plan, considered in the context of each individual’s total compensation package and the conditions applicable to such awards, are at levels necessary for retention of the current executive officers so that they can continue to provide superior results to stockholders. It also believes that the ratio of total compensation among the Named Executive Officers is appropriate for purposes of internal equity.

As indicated by the tables appearing below, in addition to the foregoing compensation, each executive also participates in non-tax-qualified deferred compensation arrangements. The Compensation Committee considers deferred compensation arrangements to be appropriate for a corporation of similar size to the Company, and, in light of the moderate salaries, long service and historical results of management, believes that the amounts have been set at reasonable levels, particularly in light of the fact that the Company does not have tax-qualified retirement arrangements for these executives. The Committee does not believe it is appropriate to offset these benefits by performance based compensation because these arrangements serve different purposes and both are at levels the Committee believes to be reasonable. A detailed description of how the deferred compensation arrangements operate is set forth below in the two paragraphs under the “Nonqualified Deferred Compensation” table.

The Stock Incentive Plan and Annual Performance Bonus Plan have been drafted to comply with Section 162(m) of the Internal Revenue Code. Compensation in compliance with such Section is fully deductible for income tax purposes. The other components of compensation are subject to the limitations of Section 162(m), which provides that any amounts above $1,000,000 paid in one year to certain executive officers are not tax deductible. In the past, such items have not exceeded $1,000,000 in one year for any individual, so there has been no limitation of tax deductibility. In 2008, the Compensation Committee adopted amendments to various plans and agreements to comply with Section 409A of the Internal Revenue Code.

In determining executive compensation, the Compensation Committee considers, among other factors, the possible tax consequences to the Company and to the executives. However, tax consequences, including but not limited to tax deductibility by the Company, are subject to many factors (such as changes in the tax laws and regulations or interpretations thereof and the timing and nature of various decisions by executives regarding options and other rights) that are beyond the control of either the Compensation Committee or the Company. In addition, the Compensation Committee believes that it is important for it to retain maximum flexibility in designing compensation programs. For all of the foregoing reasons, the Compensation Committee, while considering tax deductibility as one of its factors in determining compensation, will not necessarily limit compensation to those levels or types of compensation that will be deductible. The Compensation Committee will, of course, consider alternative forms of compensation, consistent with its compensation goals, that preserve deductibility.

Various agreements, as described elsewhere in this Proxy Statement, provide for severance benefits in the event of a termination of employment before or after a change in control. (See the discussion below in connection with the “Nonqualified Deferred Compensation” table and the discussion below under the heading “Employment Agreement and Potential Payments upon Termination or Change in Control.”) As indicated by such text, the triggering events and benefits vary among each such arrangement, plan or agreement. Such triggering events and benefits were selected by the Compensation Committee in the light of competitive conditions and customary practices at the time of their implementation and the Committee believes that they continue to be reasonable.

[NOTE: THE REMAINING INFORMATION IN THIS ITEM 11 IS UNCHANGED FROM THE INFORMATION THAT APPEARED IN THE PROXY STATEMENT FOR THE COMPANY’S MAY 2009 ANNUAL MEETING OF STOCKHOLDERS AND IS INCLUDED HEREIN SOLELY BECAUSE OF THE REQUIREMENTS OF RULE 12b-15 OF THE SECURITIES EXCHANGE ACT OF 1934.]

2008 Form of Summary Compensation Table Reflecting Net Value of Equity Grants on Date of Grant

The following table summarizes compensation for the Named Executive Officers (the Chief Executive Officer, the Chief Financial Officer and the three other executive officers who had the highest compensation for 2008) with stock awards valued as of the effective date of the grant, net of any forfeitures. (As described below, stock awards are subject to a performance condition pursuant to which all or a portion of the award may be forfeited if target earnings per share is not achieved during the performance period). In all cases, compensation is expressed for the year with respect to which it was earned, regardless of whether grant dates or payment dates occurred during the year, shortly before or shortly thereafter.

Name and Principal Position	Year	Salary	Bonus	Stock Awards(a)	Per Share Value of Stock On Grant Date	Option Awards	Non-Equity Incentive Plan Compensation(b)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings(c)	All Other Compensation(d)	Total	EPS
Harold M. Messmer, Jr.	2008	$525,000	$0	$7,047,680	$30.09	$0	$5,708,900	$404,117	$520,020	$14,204,717	$1.63
Chairman and Chief	2007	$525,000	$0	$7,357,450	$35.89	$0	$6,339,334	$173,696	$519,782	$14,915,262	$1.81
Executive Officer	2006	$525,000	$0	$7,466,000	$37.33	$0	$5,768,417	$11,093	$806,099	$14,576,609	$1.65

M. Keith Waddell	2008	$265,000	$0	$4,813,046	$30.09	$0	$2,857,979	$41,650	$648,483	$8,626,158	$1.63
Vice Chairman, President	2007	$265,000	$0	$5,024,600	$35.89	$0	$3,173,586	$14,027	$670,611	$9,147,824	$1.81
and Chief Financial Officer	2006	$265,000	$0	$5,039,550	$37.33	$0	$2,887,774	$1,215	$628,624	$8,822,163	$1.65

Paul F. Gentzkow	2008	$265,000	$0	$3,437,903	$30.09	$0	$2,572,180	$34,151	$555,058	$6,864,292	$1.63
President and Chief	2007	$265,000	$0	$3,589,000	$35.89	$0	$2,856,227	$11,340	$581,612	$7,303,179	$1.81
Operating Officer- Staffing Services	2006	$265,000	$0	$3,546,350	$37.33	$0	$2,598,996	$965	$530,950	$6,942,261	$1.65

Robert W. Glass	2008	$245,000	$0	$1,065,728	$30.09	$0	$809,760	$16,395	$198,170	$2,335,053	$1.63
Executive Vice President,	2007	$245,000	$0	$1,112,590	$35.89	$0	$899,182	$5,634	$225,986	$2,488,392	$1.81
Corporate Development	2006	$205,000	$0	$1,119,900	$37.33	$0	$818,202	$502	$212,665	$2,356,269	$1.65

Michael C. Buckley	2008	$265,000	$0	$790,705	$30.09	$0	$780,684	$4,434	$186,469	$2,027,292	$1.63
Executive Vice President,	2007	$265,000	$0	$825,470	$35.89	$0	$711,095	$1,165	$184,138	$1,986,868	$1.81
Chief Administrative and Treasurer	2006	$205,000	$0	$839,925	$37.33	$0	$567,929	$72	$153,937	$1,766,863	$1.65

(a)	Represents fair market value, on the date of grant, of the net number of restricted shares retained after application of the performance condition relating to the grant. For a description of the operation of the performance condition, see “Description of Restricted Stock Grants under the Stock Incentive Plan” under the “Grants of Plan-Based Awards” table.

(b)	Consists of cash payments made under the Annual Performance Bonus Plan, as described below the “Grants of Plan-Based Awards” table.

(c)	Consists of above-market interest in excess of the applicable IRS rate on nonqualified deferred compensation plans determined in accordance with applicable regulations. See the “Nonqualified Deferred Compensation” table below for further information.

(d)	The amounts in this column consist of the following: (i) $249,356, $468,447, $425,577, $158,214 and $156,853 allocated for the benefit of Messrs. Messmer, Waddell, Gentzkow, Glass and Buckley, respectively, pursuant to defined contribution plans, as described in the “Nonqualified Deferred Compensation” table, and (ii) $270,664, $180,036, $129,481, $39,956 and $29,616 paid to Messrs. Messmer, Waddell, Gentzkow, Glass and Buckley, respectively, as dividends on unvested restricted shares (unvested restricted shares receive the same dividends as ordinary outstanding shares).

COMPENSATION TABLES

2008 Summary Compensation Table

The following table summarizes compensation for the Named Executive Officers (the Chief Executive Officer, the Chief Financial Officer and the three other executive officers who had the highest compensation for 2008) in accordance with Securities and Exchange Commission rules. It should be noted that the entries in the Stock Awards and Option Awards columns, in accordance with Securities and Exchange Commission rules, are the dollar amounts recognized for financial statement reporting purposes with respect to the indicated year in accordance with Financial Accounting Standard 123R, and do not necessarily reflect (a) the number of shares granted during or in respect of the year, (b) the value of such grants on the grant date, (c) the value of such grants on the date of this proxy statement or (d) the ultimate amount, if any, that will be realized by the individual from the grant.

Name and Principal Position	Year	Salary	Bonus	Stock Awards(a)	Option Awards(a)(b)	Non-Equity Incentive Plan Compensation(c)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(d)	All Other Compensation(e)	Total
Harold M. Messmer, Jr.	2008	$525,000	$0	$8,241,555	$0	$5,708,900	$404,117	$520,020	$15,399,592
Chairman and Chief	2007	$525,000	$0	$7,848,461	$0	$6,339,334	$173,696	$519,782	$15,406,273
Executive Officer	2006	$525,000	$0	$5,931,257	$0	$5,768,417	$11,093	$806,099	$13,041,866

M. Keith Waddell	2008	$265,000	$0	$5,354,036	$258,255	$2,857,979	$41,650	$648,483	$9,425,403
Vice Chairman, President	2007	$265,000	$0	$4,864,853	$624,325	$3,173,586	$14,027	$670,611	$9,612,402
and Chief Financial Officer	2006	$265,000	$0	$3,327,911	$1,189,347	$2,887,774	$1,215	$628,624	$8,299,871

Paul F. Gentzkow	2008	$265,000	$0	$3,881,270	$219,517	$2,572,180	$34,151	$555,058	$7,527,176
President and Chief	2007	$265,000	$0	$3,591,023	$528,601	$2,856,227	$11,340	$581,612	$7,833,803
Operating Officer- Staffing Services	2006	$265,000	$0	$2,529,854	$1,005,109	$2,598,996	$965	$530,950	$6,930,874

Robert W. Glass	2008	$245,000	$0	$1,190,420	$46,486	$809,760	$16,395	$198,170	$2,506,231
Executive Vice President,	2007	$245,000	$0	$1,085,418	$108,848	$899,182	$5,634	$225,986	$2,570,068
Corporate Development	2006	$205,000	$0	$747,151	$204,152	$818,202	$502	$212,665	$2,187,672

Michael C. Buckley	2008	$265,000	$0	$892,852	$46,486	$780,684	$4,434	$186,469	$2,175,925
Executive Vice President,	2007	$265,000	$0	$804,471	$132,040	$711,095	$1,165	$184,138	$2,097,909
Chief Administrative Officer and Treasurer	2006	$205,000	$0	$496,599	$189,932	$567,929	$72	$153,937	$1,613,469

(a)	The entries in the Stock Awards and Option Awards columns, in accordance with Securities and Exchange Commission rules, are the dollar amounts recognized for financial statement reporting purposes with respect to the indicated year in accordance with Financial Accounting Standard 123R, and do not necessarily reflect (a) the number of shares granted during or in respect of the year, (b) the value of such grants on the grant date, (c) the value of such grants on the date of this proxy statement or (d) the ultimate amount, if any, that will be realized by the individual from the grant. Reference is made to Notes A and K in Item 8 of the Company’s Annual Reports on Form 10- K for the Fiscal Years Ended December 31, 2008, 2007 and 2006, for a discussion of how the grants were valued.

(b)	The amounts shown represent the amounts expensed in the Company’s financial statements for options granted in 2003 and 2004. No options have been granted to executive officers since October 2004. Reference is made to Notes A and K in Items 8 of the Company’s Annual Reports on Form 10-K for the Fiscal Years Ended December 31, 2008, 2007 and 2006, for a discussion of how the grants were valued.

(c)	Consists of cash payments made under the Annual Performance Bonus Plan, as described below the “Grants of Plan-Based Awards” table.

(d)	Consists of interest in excess of the applicable IRS rate on nonqualified deferred compensation plans determined in accordance with applicable regulations. See the “Nonqualified Deferred Compensation” table below for further information.

(e)	The amounts in this column consist of the following: (i) $249,356, $468,447, $425,577, $158,214 and $156,853 allocated for the benefit of Messrs. Messmer, Waddell, Gentzkow, Glass and Buckley, respectively, pursuant to defined contribution plans, as described in the “Nonqualified Deferred Compensation” table, and (ii) $270,664, $180,036, $129,481, $39,956 and $29,616 paid to Messrs. Messmer, Waddell, Gentzkow, Glass and Buckley, respectively, as dividends on unvested restricted shares (unvested restricted shares receive the same dividends as ordinary outstanding shares).

2008 Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards(a)			All Other Stock Awards: Number of Shares or Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum
Harold M. Messmer, Jr.	n/a	$3,327,273	$6,654,546	$9,000,000	n/a	n/a	n/a	n/a	n/a	n/a	n/a
M. Keith Waddell	n/a	$1,665,693	$3,331,386	$6,662,772	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Paul F. Gentzkow	n/a	$1,499,124	$2,998,247	$5,996,494	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Robert W. Glass	n/a	$471,946	$943,892	$1,877,784	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Michael C. Buckley	n/a	$455,000	$910,000	$1,820,000	n/a	n/a	n/a	n/a	n/a	n/a	n/a

(a)	No equity grants were made during 2008. See the discussion in the last paragraph under the heading “Description of Restricted Stock Grants under the Stock Incentive Plan,” below.

Description of the Annual Performance Bonus Plan

Non-equity awards consist of an annual cash bonus opportunity pursuant to the Annual Performance Bonus Plan, which was approved by stockholders in 2005. The target bonus amount is set by the Compensation Committee, which also adopts a target diluted earnings per share. Under the plan, each individual’s actual bonus will vary from his target bonus in direct linear proportion to the variation between the actual diluted earnings per share and the target diluted earnings per share. (For example, if actual earnings per share are 80% of the target earnings per share, then each executive would receive 80% of his target bonus.) However, no bonus can exceed the lesser of twice the target bonus or $9,000,000, and no bonus at all is paid if actual diluted earnings per share are less than 50% of target. The Compensation Committee has the discretion to reduce any bonus within limits specified in the plan, but has no discretion to increase any bonus above the amount that would be determined by the formula. The measurement period for the grants appearing in the table was the 2008 calendar year (which is also the Company’s fiscal year), so the actual final bonuses pursuant to this plan have been determined and are reported in the Summary Compensation Table in the “Non-Equity Incentive Plan Compensation” column. For such year, the target earnings per share was $1.90 and the actual earnings per share was $1.63.

Description of Restricted Stock Grants under the Stock Incentive Plan

Since 2004, stock awards to executive officers have consisted exclusively of restricted share grants made pursuant to the Stock Incentive Plan, which plan was approved by the stockholders in 2005 and 2008. Each of these grants was subject to both a performance condition and a time vesting condition. The performance condition provides that all or portion of the award will be forfeited if actual diluted earnings per share for the performance period do not equal or exceed a specified target that has been established by the Compensation Committee. The award may not be increased, even if actual diluted earnings per share exceed the target. Only downward adjustments can be made. Whether or not all or a portion of the award will be forfeited is determined by a mathematical formula specified in the plan that compares actual diluted earnings per share to the target diluted earnings per share. No discretion is involved in the application of this formula. Pursuant to the formula, the actual earnings per share are divided by the target earnings per share, yielding a “Performance Goal Ratio.” The “Multiplier” used to determine actual retention of restricted stock grants is defined as (a) 1, if the Performance Goal Ratio is equal to or exceeds 0.9, (b) 0, if the Performance Goal Ratio is less than 0, or (c) 0.1 plus the Performance Goal Ratio in all other cases. After the Multiplier is determined, it is multiplied by each executive officer’s restricted stock grant to determine how many shares he may retain. Any shares in excess of this product are forfeited. In setting the target, the Compensation Committee considers the Company’s annual strategic plan, consensus Wall Street estimates and other items.

Even after the performance period has ended and any downward adjustment in the number of shares has been made, shares are still not released to the executive officers. The time vesting provisions must still be satisfied. The time vesting provisions for the grants made in 2005 provided for yearly vesting of 25% of the grant over the subsequent four years. The time vesting provisions for the grants made in 2006 and 2007 originally provided for 50% of each grant to vest after two years and the remaining 50% to vest after four years. In 2008, these grants were amended, as described above in “Compensation Discussion and Analysis,” to postpone the first vesting date so that 100% of the grant will vest after four years. Notwithstanding the foregoing, each grant will vest upon the recipient’s death, termination due to total and permanent disability, or the occurrence of a Change in Control (see Appendix A for a definition of this term).

Such shares are entitled to receive any dividends that may be declared from time to time with respect to the Company’s outstanding shares. However, effective February 12, 2009, dividends will not be paid on a restricted share award while any performance condition is pending. Instead, any dividends shall accrue and be paid only after the final determination has been made as to whether or not the performance condition has been satisfied. If a portion of the award is forfeited, a like portion of the accrued dividends will also be forfeited.

Prior to 2008, it was the practice of the Compensation Committee to make restricted stock grants at its regular fall meeting (in October or November), with the performance period being the next calendar year. The last such grant was made in October 2007. In 2008, the Compensation Committee decided to change this practice and make the grant at the beginning of the year to which it applies. Accordingly, no grant was made in 2008, and this absence of a grant made during 2008 is reflected in the above table. Information regarding the grant that was made in February 2009 will, in accordance with applicable rules and regulations, be described with all other 2009 compensation in the proxy statement for the 2010 annual meeting of stockholders.

Outstanding Equity Awards at Fiscal Year-End 2008

Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date(a)	Number of Shares or Units of Stock That Have Not Vested(b)		Market Value of Shares or Units of Stock That Have Not Vested(c)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(d)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(c)
	Exercisable	Unexercisable
Harold M. Messmer, Jr.	85,250	0	0	$14.2813	01/01/10	370,631	(e)	$7,716,537	244,515	(f)	$5,090,802
	852,508	0	0	$14.2813	01/02/10
	571,410	0	0	$22.5625	01/23/11
	571,410	0	0	$16.9500	10/30/12
	249,433	0	0	$22.8500	10/22/13
	100,000	0	0	$26.5600	10/28/14
M. Keith Waddell	262,171	0	0	$22.5625	01/23/11	242,187	(g)	$5,042,333	166,986	(f)	$3,476,649
	262,171	0	0	$16.9500	10/30/12
	131,086	0	0	$22.8500	10/22/13
	100,000	0	0	$26.5600	10/28/14
Paul F. Gentzkow	221,100	0	0	$22.5625	01/23/11	175,000	(h)	$3,643,500	119,276	(f)	$2,483,326
	40,000	0	0	$23.6500	02/23/11
	221,100	0	0	$16.9500	10/30/12
	110,550	0	0	$22.8500	10/22/13
	85,000	0	0	$26.5600	10/28/14
Robert W. Glass	22,000	0	0	$12.3438	07/20/09	53,834	(i)	$1,120,824	36,975	(f)	$769,820
	37,400	0	0	$10.4063	10/18/09
	9,800	0	0	$14.2813	01/01/10
	66,000	0	0	$14.2813	01/02/10
	44,220	0	0	$22.5625	01/23/11
	44,220	0	0	$16.9500	10/30/12
	22,110	0	0	$22.8500	10/22/13
	18,000	0	0	$26.5600	10/28/14
Michael C. Buckley	6,000	0	0	$11.9375	04/30/09	39,875	(j)	$830,198	27,433	(f)	$571,155
	4,000	0	0	$12.3438	07/20/09
	2,000	0	0	$10.4063	10/18/09
	4,000	0	0	$12.6875	01/18/10
	20,000	0	0	$22.5625	01/23/11
	5,000	0	0	$20.5100	04/03/11
	20,000	0	0	$21.1700	11/01/11
	600	0	0	$19.9500	07/31/12
	25,000	0	0	$16.1100	12/31/12
	1,545	0	0	$15.1600	01/31/13
	600	0	0	$21.7100	07/31/13
	22,000	0	0	$28.0000	07/28/14
	18,000	0	0	$26.5600	10/28/14

(a)	Each of such options is currently fully vested.

(b)	Unvested restricted share awards with respect to which, as of December 31, 2008, the performance period has been completed, the determination of the final award has been certified by the Compensation Committee, and any applicable adjustments have been made.

(c)	The market value of unvested stock awards was calculated by valuing each share at $20.82, which was the closing price of the Company’s Common Stock on the New York Stock Exchange on the last trading day of 2008.

(d)	Unvested restricted share awards with respect to which the performance period was completed on December 31, 2008, but the determination of the final award and the making of applicable downward adjustments was, in accordance with the terms of the Stock Incentive Plan, made at the February 2009 meeting of the Compensation Committee. In accordance with applicable rules, the number of shares appearing here is the number of shares outstanding on December 31, 2008, before giving effect to the downward adjustment, which downward adjustment resulted in the forfeiture of approximately 4.2% of the shares of each such grant.

(e)	Of such shares, 115,631 vested on January 3, 2009, 50,000 vest on January 3, 2010, and 205,000 vest on January 3, 2011.

(f)	All of such shares vest on January 3, 2012.

(g)	Of such shares, 68,437 vested on January 3, 2009, 33,750 vest on January 3, 2010, and 140,000 vest on January 3, 2011.

(h)	Of such shares, 51,250 vested on January 3, 2009, 23,750 vest on January 3, 2010, and 100,000 vest on January 3, 2011.

(i)	Of such shares, 15,334 vested on January 3, 2009, 7,500 vest on January 3, 2010, and 31,000 vest on January 3, 2011.

(j)	Of such shares, 11,250 vested on January 3, 2009, 5,625 vest on January 3, 2010, and 23,000 vest on January 3, 2011.

Option Exercises and Stock Vested in 2008

Name	Number of Shares Acquired on Exercise(a)	Value Realized on Exercise(b)	Number of Shares Acquired on Vesting	Value Realized on Vesting(b)
Harold M. Messmer, Jr.	0	$0	181,262	$4,451,795
M. Keith Waddell	714,776	$6,866,423	103,123	$2,532,701
Paul F. Gentzkow	473,000	$6,460,840	78,750	$1,934,100
Robert W. Glass	69,200	$517,039	23,167	$568,982
Michael C. Buckley	0	$0	16,250	$404,538

(a)	Each of such options was granted at 100% of the fair market value, was due to expire on the tenth anniversary of the grant date and was exercised less than two years prior to its expiration date.

(b)	Messrs. Messmer, Waddell and Gentzkow did not sell any of the acquired shares on the open market. Each of them surrendered enough shares to the Company to pay the exercise price and the taxes resulting from exercise or vesting (as permitted pursuant to the terms of the plan under which the options were granted) and retained the remainder of the shares.

2008 Nonqualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End
Harold M. Messmer, Jr.	$0	$249,356	$3,445,099	$0	$60,356,029
M. Keith Waddell	$0	$468,447	$278,700	$0	$5,177,981
Paul F. Gentzkow	$0	$425,577	$228,525	$0	$4,287,237
Robert W. Glass	$0	$158,214	$109,710	$0	$2,012,126
Michael C. Buckley	$0	$156,853	$29,669	$0	$658,209

Registrant Contributions for Mr. Messmer are allocated pursuant to the Deferred Compensation Plan. Under the Deferred Compensation Plan, the amount allocated each year to Mr. Messmer is between 3% and 10% of the sum of Mr. Messmer’s base salary and cash bonus (pursuant to the Annual Performance Bonus Plan), depending upon how actual earnings per share for the year compare to the target set by the Board. Accrued amounts earn interest quarterly at a rate equal to the 10+ Year High Quality yield in the Merrill Lynch Bond Index. For 2008, the quarterly interest rates were 6.40%, 6.64%, 7.32% and 5.91%, respectively. The corresponding 120% long-term quarterly applicable federal rates were 5.05%, 5.26%, 5.40% and 5.25%, respectively. The Deferred Compensation Plan provides that all amounts become fully vested after seven years of service, so all amounts in the table for Mr. Messmer are fully vested. All vested amounts are paid following disability or termination of employment for any reason. The amounts in the Deferred Compensation Plan allocated to Mr. Messmer also include amounts transferred in respect of another plan that was terminated several years ago.

Registrant Contributions for Messrs. Waddell, Gentzkow, Glass and Buckley are allocated pursuant to the Senior Executive Retirement Plan, which was established effective December 31, 1995. Under the Senior Executive Retirement Plan, the amount allocated each year for an executive is 15% of the sum of his base salary and cash bonus (pursuant to the Annual Performance Bonus Plan). Accrued amounts earn interest at a rate equal to Moody’s Corporate Bond Yield Average. For 2008, this interest rate was 6.29% and the corresponding 120% long-term annual applicable federal rate was 5.35% . All allocations are subject to a vesting schedule, which provides that no amount is vested until ten years of service. After ten years of service, the amount vested is 50% plus 4 1/6% for each year over age 50, with 100% vesting thus occurring at age 62. Vested accrued amounts are paid following termination of employment. Prior to January 1, 1996, Messrs. Waddell, Gentzkow and Glass participated in the Deferred Compensation Plan. Contributions made prior to such date continue to earn interest as provided by the Deferred Compensation Plan. Of the aggregate balances shown in the table, $2,201,357, $1,520,623, $888,905 and $329,105 were unvested as of December 31, 2008, for Messrs. Waddell, Gentzkow, Glass and Buckley, respectively. All vested amounts are paid following disability or termination of employment for any reason. Pursuant to the Senior Executive Retirement Plan and resolutions adopted by the Compensation Committee in 1995, in the event of a Change in Control (see Appendix A for a definition of this term), there shall be allocated to Mr. Waddell’s account an amount equal to the product of (a) the number of whole years remaining until Mr. Waddell attains age 62 (10 years as of December 31, 2008) and (b) the last annual allocation for Mr. Waddell made under the Senior Executive Retirement Plan. After such Change in Control allocation has been made, each subsequent annual allocation under the Senior Executive Retirement Plan for Mr. Waddell following the Change in Control and prior to his 62nd birthday shall be reduced by an amount equal to the last annual allocation made to Mr. Waddell prior to the Change in Control.

Employment Agreement and Potential Payments upon Termination or Change in Control

Harold M. Messmer, Jr., Chairman of the Board and Chief Executive Officer, has an employment agreement with the Company terminating December 31, 2012. Under the current terms of the employment agreement, Mr. Messmer will receive a base annual salary of not less than $525,000 and is entitled to receive certain benefits, including life insurance and tax planning. (Mr. Messmer waived these benefits for 2007 and 2008.) In the event the employment of Mr. Messmer is terminated (a) involuntarily other than for Cause (see Appendix A for a definition of this term), (b) by reason of a constructive termination of Mr. Messmer’s employment resulting from a material breach of the employment agreement by the Company, or (c) voluntarily within one year following a Change in Control of the Company (see Appendix A for a definition of this term), he is entitled to receive severance compensation. The amount of such severance compensation shall be (i) the then lump sum present value of the amount he would have received if his base salary (at the rate payable at the time of such termination) had been paid through the then effective term of the agreement and (ii) the then lump sum present value of the amount he would have received if a yearly bonus in an amount equal to the annual cash bonus for the last full calendar year completed prior to the termination (including any bonus pursuant to the Annual Performance Bonus Plan) had been paid yearly through the then effective term of the agreement. If Mr. Messmer’s employment is terminated by reason of death or disability, he or his estate will receive only a lump-sum equal to 75% of the base salary he would have received through the then effective term of the agreement and will not receive any amount in lieu of bonus. If Mr. Messmer’s employment terminates other than for Cause, he and his wife will each continue thereafter to participate in the Company’s healthcare plan for its employees, at Company expense, until his or her death. For one year following termination, Mr. Messmer is prohibited from competing with the Company’s personnel services business, employing any officer of the Company or soliciting any officer of the Company to leave the Company. Since 1990, the terms of the employment agreement have provided that it automatically renew on each December 31 for an additional year without further action by the Company or Mr. Messmer and without formal amendment.

Severance Agreements have been entered into with Messrs. Messmer, Waddell, Gentzkow and Glass. Each Severance Agreement provides that the employee will be paid a lump-sum equal to 24 months base salary (36 months if the employee has served as a director) if his employment is terminated (a) without Cause (see Appendix A for a definition of this term), (b) voluntarily by the employee following a reduction by more than 5%

of the employee’s base salary per month or (c) voluntarily by the employee following a request by the Company that the employee relocate more than 50 miles away from the current location of the principal executive offices of the Company. The terminated employee will also receive a pro rata share of any bonus he would otherwise have received pursuant to any bonus plan if his employment had not been terminated. However, if the termination occurs within one year following a Change in Control of the Company (see Appendix A for a definition of this term), then in lieu of the foregoing bonus payment the employee will receive a lump-sum equal to twice the prior year’s bonus (three times the prior year’s bonus if the employee has served as a director). Notwithstanding the foregoing, no individual shall receive salary and bonus payments under both his Severance Agreement and any other agreement. Instead, only the greater of such benefits provided by either agreement shall be paid. On the termination date, any unvested stock or options would become fully vested, as would any amounts accrued for the employee’s benefit under the Senior Executive Retirement Plan. The individual will continue to receive all employee benefits in effect on the termination date, including, but not limited to, medical and life insurance payments, for 24 months following termination (36 months if the employee has served as a director). In addition, if the employee has served as a director, the foregoing benefits will be provided in the event of any voluntary termination within one year following a Change in Control. The Agreements also provide that if the individual has served as a director, then any termination of his employment (other than a termination by the Company for Cause) after the conclusion of the year in which his 53rd birthday occurs will entitle him and his wife to each continue to participate in the Company’s healthcare plan for its employees, at Company expense, until his or her death.

The Company has entered into Part-Time Employment Agreements with each of Messrs. Messmer, Waddell, Gentzkow and Glass. Each Agreement provides that the employee will be retained as a part-time employee for a four year period following retirement. The individual will provide advice and counsel as requested during the part-time employment period and will be prohibited from competing with the Company’s staffing services business or soliciting any employee to leave the Company during that period. In return, the individual will receive annual compensation during the part-time employment equal to 8% of the total cash base salary and bonus (including any bonus pursuant to the Annual Performance Bonus Plan) paid during the last complete calendar year prior to retirement, and stock option and restricted stock awards made prior to retirement will remain outstanding and continue to vest in accordance with their original vesting schedules. For purposes of the Agreements, retirement is defined to be any termination by the employee of his employment subsequent to the later of age 55 or 20 years of service. Mr. Messmer is eligible for retirement under this provision.

In 1996, the Company adopted an Excise Tax Restoration Agreement covering Messrs. Berwick, Furth, Gibbons, Messmer, Richman, Schaub, Waddell, Gentzkow and Glass. If any such individual becomes subject to such a tax in connection with a change of control, he will receive a cash payment equal to the sum of the excise tax due, in addition to an amount necessary to restore him to the same after-tax position as if no excise tax had been imposed.

The Stock Incentive Plan, pursuant to which all equity grants to executive officers subsequent to October 2004 have been made, provides that any award held by an executive officer will vest upon (a) such individual’s death or disability or (b) a Change in Control of the Company (see Appendix A for a definition of this term). The only grants that have been made under this plan are restricted stock grants. For more details regarding the Stock Incentive Plan, see the discussion below the “Grants of Plan-Based Awards” table.

All stock option awards to executive officers that are still outstanding were made in 2004 or earlier pursuant to then existing equity plans that were terminated in 2005. All of such options were granted with time vesting schedules. Such time vesting schedules have been satisfied and all such options are now fully vested. Unexercised options held by any executive officer lapse 90 days after the termination of his employment. However, except with respect to options granted prior to 2004 to Mr. Buckley, the award agreements for these options provide that in the event of (a) the executive officer’s death or disability, or (b) a Change in Control of the Company (see Appendix A for a definition of this term), such options will remain outstanding until their normal expiration date.

The Annual Performance Bonus Plan, pursuant to which performance-based cash bonuses are paid to executive officers, provides for a pro-rated bonus to be paid to the estate of any executive officer in the event of his death during the year. For more details regarding the Annual Performance Bonus Plan, see the discussion below the “Grants of Plan-Based Awards” table.

The Deferred Compensation Plan and the Senior Executive Retirement Plan each provide that all vested amounts will be paid following disability or termination of employment for any reason. For more details regarding these two plans, see the discussion below the “Nonqualified Deferred Compensation” table.

Payments in the Event of Various Circumstances

Set forth below is information regarding amounts that would have been payable to each of the executive officers pursuant to the arrangements described herein under the assumption that various circumstances had occurred on December 31, 2008.

Depending upon the circumstances surrounding separation, the individual may be entitled to receive one or more of the following benefits: (a) immediate vesting of then-unvested restricted stock awards, (b) then-unvested restricted stock awards would remain outstanding, subject to their existing vesting schedule, (c) allocation of additional amounts under the Senior Executive Retirement Plan, (d) immediate vesting of then-unvested amounts under the Senior Executive Retirement Plan, (e) payout of amounts allocated under the Senior Executive Retirement Plan, (f) a lump sum payment whose calculation is based on salary, (g) a lump sum payment whose calculation is based on bonus, (h) retention as a part-time employee (with payment of compensation) for a specified period, (i) continued participation in Company medical plans and payment of other medical expenses until death, or (j) continued payment of life insurance and other miscellaneous benefits for a specified period. Such benefits would be provided pursuant to the Senior Executive Retirement Plan or one or more of the plans or agreements described above under the heading “Employment Agreement and Potential Payments upon Termination or Change in Control.”

The amounts that actually would be payable if any such event occurs in the future would be different than those set forth below (which, as stated above, are calculated under the assumption that the event occurred on December 31, 2008) because such payments are contingent upon various factors at the time of the occurrence of the assumed event, including, but not limited to, one or more of the following: (1) each individual’s then current salary and non-equity award potential, (2) each individual’s salary and non-equity award for preceding fiscal years, (3) the amount and nature of unvested equity awards held by the individual, (4) the trading price of the Company’s stock, (5) the then current level of benefits and other items, (6) the individual’s age or years of service with the Company and (7) the date of termination, including, but not limited to, where the date of termination falls within the fiscal year or the measurement period for a specific grant. For further information regarding the impact of these factors, see the discussion above regarding the Senior Executive Retirement Plan and the discussion under the heading “Employment Agreement and Potential Payments upon Termination or Change in Control.”

The following table sets forth, for each individual and each possible benefit (a) the value of each such benefit computed on the assumption a triggering event occurred on December 31, 2008, and (b) the circumstances for that individual under which payment of that benefit would be triggered. Note that the circumstances that trigger a specific benefit may be different for different individuals. As can be seen from the table, not all benefits are paid to an individual under all circumstances. Therefore, no useful information would be obtained by summing the items in any column. For information regarding the total amount payable to any individual upon the occurrence of a specific event, see the table appearing in the next subsection.

Value of Specified Severance or Change in Control Benefits

	Harold M. Messmer, Jr.	Triggering Events (see footnotes for explanation)	M. Keith Waddell	Triggering Events (see footnotes for explanation)	Paul F. Gentzkow	Triggering Events (see footnotes for explanation)	Robert W. Glass	Triggering Events (see footnotes for explanation)	Michael C. Buckley	Triggering Events (see footnotes for explanation)
Restricted Stock Vesting or Remaining Outstanding	$12,807,340	a,b,c,d,e,f	$8,518,982	b,c,d,e,f	$6,126,826	b,c,d,e,f	$1,890,643	b,c,d,e,f	$1,401,353	b,d,e,f
Senior Executive Retirement Plan Vesting	n/a		$2,201,357	c,d,e,f	$1,520,623	c,d,e,f	$888,905	c,d,e,f	$329,105	d,e,f
Senior Executive Retirement Plan Change in Control Allocation	n/a		$4,684,470	d,e,f	n/a		n/a		n/a
Lump Sum Payment Based on Salary	$2,095,339	c,e,f	$795,000	c,e,f	$530,000	c,e	$490,000	c,e	n/a
Lump Sum Payment Based on Bonus	$22,797,990	c,e,f	$8,573,937	e,f	$5,144,360	e	$1,619,520	e	n/a
Lump Sum Payment Based on Partial Salary	$1,571,504	b	n/a		n/a		n/a		n/a
Consulting Fees	$1,994,848	a,f	n/a		n/a		n/a		n/a
Life Insurance and Miscellaneous Benefits	$39,233	c,e,f	$15,239	c,e,f	$10,159	c,e	$10,159	c,e	n/a
Post Termination Health Care Benefits	$133,914	a,b,c,e,f	$33,936	c,e,f	$22,624	c,e	$21,168	c,e	n/a

a	— Voluntary Resignation or Retirement in the Absence of a Prior Change in Control

b	— Termination by Reason of Death or Disability

c	— Termination without Cause in the Absence of a Prior Change in Control

d	— Change in Control with No Subsequent Termination

e	— Change in Control Followed by an Involuntary Termination without Cause

f	— Change in Control Followed by a Resignation or Retirement within One Year Thereafter

Total Amounts under Specified Circumstances

The table below sets forth the total amounts of the benefits that would be provided to each individual in the event of the various circumstances described in the table. Each of the situations described in the table is a separate and complete alternative situation, and each line item sets forth the total amount payable in that alternative. The different line items are not cumulative and should not be added. They are mutually exclusive alternative scenarios. In all circumstances, each individual would also be entitled, in addition to the amounts set forth below, to receive his then vested account under the Deferred Compensation Plan or the Senior Executive Retirement Plan. These vested amounts are set forth above in the “Nonqualified Deferred Compensation” table. All amounts are calculated on the assumption that the event occurred on December 31, 2008.

Total Benefits Payable Under Various Circumstances

	Harold M. Messmer, Jr.		M. Keith Waddell	Paul F. Gentzkow	Robert W. Glass	Michael C. Buckley
Alternative 1—Voluntary Resignation or Retirement in the Absence of a Prior Change in Control	$14,936,102	(a)	$0	$0	$0	$0
Alternative 2—Termination by Reason of Death or Disability	$14,512,758		$8,518,982	$6,126,826	$1,890,643	$1,401,353
Alternative 3—Termination without Cause in the Absence of a Prior Change in Control	$37,873,816		$11,564,514	$8,210,232	$3,300,875	$0
Alternative 4—Change in Control with No Subsequent Termination	$12,807,340		$15,404,809	$7,647,449	$2,779,548	$1,730,458
Alternative 5—Change in Control Followed by an Involuntary Termination without Cause	$37,873,816		$24,822,921	$13,354,592	$4,920,395	$1,730,458
Alternative 6—Change in Control Followed by a Resignation or Retirement within One Year Thereafter	$39,868,664		$24,822,921	$7,647,449	$2,779,548	$1,730,458

(a)	This number consists of $12,807,340 of restricted stock that would remain outstanding subject to continued vesting requirements, $1,994,848 of consulting fees paid over four years for four years of consulting services and $133,914 of health benefits. Such amounts are subject to forfeiture if Mr. Messmer does not fulfill the terms of his Part-Time Employment Agreement, which is described above under the heading “Employment Agreement and Potential Payments upon Termination or Change in Control”.

2008 Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards(a)		Option Awards(b)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(c)	Total
Andrew S. Berwick, Jr	$65,000	$101,787		$0	$0	$0	$4,535	$171,322
Frederick P. Furth	$55,500	$101,787		$0	$0	$0	$4,535	$161,822
Edward W. Gibbons	$57,000	$101,787		$0	$0	$0	$4,535	$163,322
Frederick A. Richman(d)	$14,500	$16,641		$0	$0	$0	$1,023	$32,164
Thomas J. Ryan(e)	$52,000	$367,911	(f)	$0	$0	$0	$4,535	$424,446
J. Stephen Schaub	$52,000	$101,787		$0	$0	$0	$4,535	$158,322

(a)	Consists of restricted shares granted under a stockholder approved plan. Reference is made to Notes A and K in Items 8 of the Company’s Annual Reports on Form 10-K for the Fiscal Years Ended December 31, 2006, December 31, 2007, and December 31, 2008, for a discussion of how the grants were valued. At December 31, 2008, Messrs. Berwick, Furth, Gibbons and Schaub each held 11,350 restricted shares and Mr. Richman held 4,650 restricted shares. The numbers in the table are the amounts expensed in that year in the Company’s financial statements, and relate to restricted shares granted in that year and in prior years.

(b)	At December 31, 2008, Messrs. Berwick, Furth, Gibbons and Schaub each held options for 144,000 shares and Mr. Richman held options for 48,000 shares.

(c)	Consists of dividends on unvested restricted shares. Unvested restricted shares receive the same dividends as ordinary outstanding shares.

(d)	Mr. Richman was elected a director on July 29, 2008.

(e)	Mr. Ryan retired from the Board on October 29, 2008.

(f)	Reflects the dollar amount recognized for financial statement purposes in accordance with Financial Accounting Standard 123R, which amount was impacted by Mr. Ryan’s retirement. (See the second paragraph below for a discussion of Stock Incentive Plan provisions relating to director retirement.) Mr. Ryan’s 2008 grant was made on the same date and was for the same number of shares as granted to Messrs. Berwick, Furth, Gibbons and Schaub.

Cash fees for outside directors are as follows: (1) an annual fee of $40,000 for service on the Board, (2) a fee of $1,500 for each Board meeting attended, (3) a $3,000 annual fee for service on each of, as applicable, the Audit Committee, the Compensation Committee, and/or the Nominating and Governance Committee, (4) an additional annual fee of $10,000 for serving as Chairman of the Audit Committee and (5) an additional annual fee of $5,000 for serving as Chairman of the Compensation Committee or the Nominating and Governance Committee. All directors also receive reimbursement for travel and other expenses directly related to activities as directors.

On May 6, 2008, the date of the Company’s 2008 Annual Meeting of Stockholders, Messrs. Berwick, Furth, Gibbons, Ryan and Schaub each received a grant of 6,200 shares of restricted stock under the Stock Incentive Plan. The closing price of the Company’s stock on the date of grant was $24.48 per share, so the grant date fair value of each award was $151,776. On July 29, 2008, the day of his election to the Board, Mr. Richman received a grant of 4,650 shares of restricted stock under the Stock Incentive Plan. The closing price of the Company’s stock on the date of grant was $25.50 per share, so the grant date fair value of his award was $118,575. Each of the foregoing grants is subject to a time vesting condition which provides for the vesting of 25% of the grant on each of May 1, 2009, May 1, 2010, May 1, 2011 and May 1, 2012. Notwithstanding the foregoing, each grant will vest upon the recipient’s retirement (except under certain specified circumstances), death, termination due to total and permanent disability, or the occurrence of a Change in Control (see Appendix A for a definition of this term). Each of Messrs. Berwick, Furth, Gibbons, Richman and Schaub is eligible for retirement under the foregoing provision.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis appearing earlier in this proxy statement. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement.

Andrew S. Berwick, Jr.	Frederick P. Furth	Frederick A. Richman

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)    3.    Exhibits

The following new exhibits are filed with this Form 10-K/A:

Exhibit No.	Exhibit
31.1	Rule 13a-14(a) Certification of Chief Executive Officer for this Form 10-K/A.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer for this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

Date: October 15, 2009	By:	/s/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer)