Form 10-Q
period 2009-09-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2009-10-29
CIK 315213

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2009:

150,969,067 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in thousands, except share amounts)

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$407,641	$354,756
Accounts receivable, less allowances of $21,951 and $34,217	364,533	484,808
Deferred income taxes and other current assets	189,378	193,335

Total current assets	961,552	1,032,899
Goodwill and other intangible assets, net	189,798	189,382
Property and equipment, net	129,744	145,699
Deferred income taxes	45,150	43,870

Total assets	$1,326,244	$1,411,850

LIABILITIES
Accounts payable and accrued expenses	$104,257	$111,645
Accrued payroll costs and retirement obligations	257,730	301,102
Current portion of notes payable and other indebtedness	111	105

Total current liabilities	362,098	412,852
Notes payable and other indebtedness, less current portion	1,808	1,892
Other liabilities	14,340	13,218

Total liabilities	378,246	427,962

Commitments and Contingencies (Note G)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 150,750,933 shares and 150,943,324 shares	151	151
Capital surplus	896,927	949,474
Accumulated other comprehensive income	50,920	34,263
Retained earnings	—	—

Total stockholders’ equity	947,998	983,888

Total liabilities and stockholders’ equity	$1,326,244	$1,411,850

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net service revenues	$725,912	$1,160,086	$2,299,124	$3,610,717
Direct costs of services, consisting of payroll, payroll taxes, insurance costs and reimbursable expenses	459,501	676,513	1,473,928	2,099,532

Gross margin	266,411	483,573	825,196	1,511,185
Selling, general and administrative expenses	248,870	374,120	780,927	1,161,944
Amortization of intangible assets	281	618	1,179	1,877
Interest income, net	(159)	(1,318)	(1,234)	(4,838)

Income before income taxes	17,419	110,153	44,324	352,202
Provision for income taxes	7,888	44,332	20,589	141,029

Net income	$9,531	$65,821	$23,735	$211,173

Net income available to common stockholders	$8,988	$63,839	$22,098	$204,977

Net income per share (Note J):
Basic	$.06	$.42	$.15	$1.34
Diluted	$.06	$.42	$.15	$1.33

Shares:
Basic	146,227	150,838	146,514	152,754
Diluted	147,123	151,945	147,101	153,851

Cash dividends declared per share	$.12	$.11	$.36	$.33

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2009	2008
COMMON STOCK—SHARES:
Balance at beginning of period	150,943	158,058
Net issuances of restricted stock	2,280	2,213
Repurchases of common stock	(3,992)	(6,809)
Exercises of stock options	1,520	1,619

Balance at end of period	150,751	155,081

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$151	$158
Net issuances of restricted stock	2	2
Repurchases of common stock	(4)	(7)
Exercises of stock options	2	2

Balance at end of period	$151	$155

CAPITAL SURPLUS:
Balance at beginning of period	$949,474	$915,038
Net issuances, and other changes to, restricted stock—excess over par value	(2)	(2)
Repurchases of common stock—excess over par value	(67,863)	(34,251)
Cash dividends ($.36 per share)	(54,625)	—
Stock-based compensation expense—restricted stock and stock units	45,202	48,656
Stock-based compensation expense—stock options	711	3,803
Exercises of stock options—excess over par value	22,134	27,096
Tax impact of equity incentive plans	1,896	4,258

Balance at end of period	$896,927	$964,598

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$34,263	$68,853
Translation adjustments, net of tax	16,657	(18,130)

Balance at end of period	$50,920	$50,723

RETAINED EARNINGS:
Balance at beginning of period	$—	$—
Repurchases of common stock—excess over par value	(23,735)	(135,593)
Cash dividends ($.33 per share)	—	(52,006)
Net income	23,735	211,173

Balance at end of period	$—	$23,574

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,735	$211,173
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,179	1,877
Depreciation expense	48,246	53,885
Stock-based compensation expense—restricted stock and stock units	45,202	48,656
Stock-based compensation expense—stock options	711	3,803
Excess tax benefits from stock-based compensation	(2,372)	(44)
Provision for deferred income taxes	2,600	(9,663)
Provision for doubtful accounts	(2,238)	12,596
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	132,262	(19,185)
(Decrease) increase in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	(62,368)	43,729
Decrease in income taxes payable	(3,014)	(11,301)
Change in other assets, net of change in other liabilities	8,405	(2,159)

Net cash flows provided by operating activities	192,348	333,367

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of goodwill and other intangible assets and other assets	—	(272)
Capital expenditures	(31,000)	(55,487)
Increase in trusts for employee benefits and retirement plans	(3,364)	(7,063)

Net cash flows used in investing activities	(34,364)	(62,822)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(86,605)	(168,825)
Cash dividends paid	(54,394)	(52,006)
Decrease in notes payable and other indebtedness	(78)	(345)
Excess tax benefits from stock-based compensation	2,372	44
Proceeds from exercises of stock options	22,136	27,098

Net cash flows used in financing activities	(116,569)	(194,034)

Effect of exchange rate changes on cash and cash equivalents	11,470	(12,819)

Net increase in cash and cash equivalents	52,885	63,692
Cash and cash equivalents at beginning of period	354,756	310,000

Cash and cash equivalents at end of period	$407,641	$373,692

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$320	$364
Income taxes, net of refunds	$10,414	$156,441
Non-cash items:
Stock repurchases awaiting settlement	$4,997	$1,026

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2009

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

Basis of Presentation. The unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). The comparative year-end condensed consolidated statement of financial position data presented was derived from audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the periods presented have been included. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2008, included in its annual report on Form 10-K. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for a full year. The Company has performed an evaluation of subsequent events through October 29, 2009, which is the date the Financial Statements were issued.

Principles of Consolidation. The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany balances have been eliminated.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of September 30, 2009, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses and income and other taxes. Management estimates are also utilized in the Company’s goodwill impairment assessment.

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

September 30, 2009

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

Advertising Costs. The Company expenses all advertising costs as incurred. Advertising expense totaled $23.9 million and $39.0 million for the nine months ended September 30, 2009 and 2008, respectively.

Comprehensive Income. Comprehensive income includes net income and certain other items that are recorded directly to Stockholders’ Equity. The Company’s only source of other comprehensive income is foreign currency translation adjustments. The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$9,531	$65,821	$23,735	$211,173
Translation adjustments, net of tax	9,260	(25,888)	16,657	(18,130)

Total comprehensive income	$18,791	$39,933	$40,392	$193,043

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

September 30, 2009

Note A—Summary of Significant Accounting Policies (Continued)

Goodwill and Intangible Assets. Goodwill and intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment analysis during the three months ended June 30, 2009, and determined that no adjustment to the carrying value of goodwill was required.

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

September 30, 2009

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

Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. The Company capitalized $15.1 million and $10.4 million of internal-use software development costs for the nine months ended September 30, 2009 and 2008, respectively.

Note B—New Accounting Pronouncements

Accounting Standards Codification. In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. The FASB Accounting Standards Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of the FASB Accounting Standards Codification during the three months ended September 30, 2009, did not have a material effect on the Company’s Financial Statements.

Transfers of Financial Assets. In June 2009, the FASB issued authoritative guidance which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. This authoritative guidance is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of this guidance to have a material effect on its Financial Statements.

Variable Interest Entities. In June 2009, the FASB issued authoritative guidance designed to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This authoritative guidance is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of this guidance to have a material effect on its Financial Statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2009

Note B—New Accounting Pronouncements (Continued)

Fair Value Measurement of Liabilities. In August 2009, the FASB issued authoritative guidance which provides clarification regarding the required techniques for the fair value measurement of liabilities. This update applies to all entities that measure liabilities at fair value, and is effective for the first interim or annual reporting period beginning after its issuance in August 2009. The Company does not expect the adoption of this guidance to have a material effect on its Financial Statements.

Note C—Deferred Income Taxes and Other Current Assets

Deferred income taxes and other current assets consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Deferred income taxes	$57,912	$61,955
Deposits in trusts for employee benefits and retirement plans	75,659	72,295
Other	55,807	59,085

	$189,378	$193,335

Note D—Goodwill and Other Intangible Assets, Net

The following table sets forth the activity in goodwill and other intangible assets from December 31, 2008, through September 30, 2009 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balance as of December 31, 2008	$187,530	$1,852	$189,382
Translation adjustments	1,595	—	1,595
Amortization of intangible assets	—	(1,179)	(1,179)

Balance as of September 30, 2009	$189,125	$673	$189,798

The estimated remaining amortization expense is $0.3 million for 2009 and $0.4 million for 2010.

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Computer hardware	$120,746	$161,696
Computer software	251,784	259,790
Furniture and equipment	130,741	129,628
Leasehold improvements	126,377	121,861
Other	15,335	16,112

Property and equipment, cost	644,983	689,087
Accumulated depreciation	(515,239)	(543,388)

Property and equipment, net	$129,744	$145,699

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2009

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Payroll and benefits	$130,861	$170,123
Employee retirement obligations	73,314	69,868
Workers’ compensation	31,490	29,630
Payroll taxes	22,065	31,481

	$257,730	$301,102

Included in employee retirement obligations is $63 million at September 30, 2009, and $61 million at December 31, 2008, related to the Company’s Chief Executive Officer for a deferred compensation plan and other benefits.

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

On May 4, 2006, Plaintiff Don Tran, on behalf of himself and a putative class of salaried Consultants and Senior Consultants, and a sub-class of terminated salaried Consultants and Senior Consultants, filed a complaint in California Superior Court naming Protiviti Inc., a wholly owned subsidiary of the Company (“Protiviti”), as Defendant. The complaint alleges that salaried consultants based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees. Plaintiff also seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. The complaint further seeks damages and penalties for the failure to provide meal and rest periods, and for the failure to reimburse business expenses, including, without limitation, parking and cellular telephone expenses. On February 28, 2008, the Court allowed Plaintiff to amend the complaint to name as class representatives two additional former Protiviti Consultants, who had worked for Protiviti’s “Internal Audit” business line. Plaintiff Tran had worked for Protiviti’s “Technology Risk” business

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2009

Note G—Commitments and Contingencies (Continued)

line. On April 3, 2008, Plaintiffs agreed in open court to dismiss their claim for failure to reimburse business expenses. Plaintiffs filed a motion to certify the class on May 12, 2008 and Protiviti filed a motion to strike the class allegations on the same date. On December 18, 2008, the Court ruled that it would certify two classes, one of California Consultants and another of California Senior Consultants, on the overtime pay claims. The Court also ruled that it would deny certification, without prejudice, on the claims for alleged unpaid meal and rest breaks. Further, it ruled that the Plaintiffs must submit a detailed trial plan, which the Court may use to revisit the class certification issue. On February 6, 2009, the Court issued its order certifying the two classes described above on the overtime pay claims. Subsequent thereto, notice of the lawsuit was mailed to the two classes by Defendant. The period for potential class members to opt out of the classes closed on September 5, 2009. The Court has set a trial date for July 12, 2010. A ruling in the unrelated Harris case referenced in the first paragraph of this Note G may have a material adverse bearing on Protiviti’s position in this litigation. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. Protiviti believes it has meritorious defenses to the allegations, and Protiviti intends to continue to vigorously defend against the litigation.

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

September 30, 2009

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

Note H—Stockholders’ Equity

Stock Repurchase Program. As of September 30, 2009, the Company is authorized to repurchase, from time to time, up to 7.1 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the nine months ended September 30, 2009 and 2008, the Company repurchased 2.7 million shares and 5.4 million shares of common stock on the open market for a total cost of $63 million and $131 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the nine months ended September 30, 2009 and 2008, such repurchases totaled 1.3 million shares and 1.5 million shares, at a cost of $29 million and $38 million, respectively. Repurchases of shares have been funded with cash generated from operations.

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for the nine months ended September 30, 2009 and 2008 (consisting of stock option exercises and the purchase of shares for the treasury), is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.

Cash Dividends. The Company’s Board of Directors may at their discretion declare and pay dividends upon the shares of the Company’s stock either out of the Company’s retained earnings or capital surplus. During the nine months ended September 30, 2009 and 2008, the Company declared cash dividends of $.36 per share and $.33 per share, respectively.

Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus. As a result, the Company had no retained earnings as of September 30, 2009, and December 31, 2008.

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

Recipients of restricted stock do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant, and for grants made prior to July 28, 2009, receive all dividends with respect to such shares on the dividend payment dates, whether or not the shares have vested as long as any performance condition has been met. Restricted stock grants made on or after July 28, 2009, contain forfeitable rights to dividends. Dividends for these grants are accrued on the dividend payment dates but are not paid until

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2009

Note I—Stock Plans (Continued)

the shares vest, and dividends accrued for shares that ultimately do not vest are forfeited. Recipients of stock units do not pay any cash consideration for the units, do not have the right to vote, and do not receive dividends with respect to such units. Compensation expense for restricted stock and stock units is generally recognized on a straight-line basis over the vesting period, based on the stock’s fair market value on the grant date. For restricted stock grants issued with performance conditions, compensation expense is recognized over each vesting tranche.

Note J—Net Income Per Share

The calculation of net income per share for the three and nine months ended September 30, 2009 and 2008, is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic net income per share:
Net income	$9,531	$65,821	$23,735	$211,173
Income allocated to participating securities	543	1,992	1,637	6,229

Net income available to common stockholders	$8,988	$63,829	$22,098	$204,944

Basic weighted average shares	146,227	150,838	146,514	152,754
Basic net income per share	$.06	$.42	$.15	$1.34
Diluted net income per share:
Net income	$9,531	$65,821	$23,735	$211,173
Income allocated to participating securities	543	1,982	1,637	6,196

Net income available to common stockholders	$8,988	$63,839	$22,098	$204,977

Basic weighted average shares	146,227	150,838	146,514	152,754
Dilutive effect of potential common shares	896	1,107	587	1,097

Diluted weighted average shares	147,123	151,945	147,101	153,851

Diluted net income per share	$.06	$.42	$.15	$1.33

Based on FASB authoritative guidance which became effective January 1, 2009, the Company’s unvested restricted stock awards, other than for grants that contain a performance condition and grants made on or after July 28, 2009, contain non-forfeitable rights to dividends and are therefore participating securities that are included in the earnings allocation in computing net income per share pursuant to the two-class method.

Upon implementation, the Company retrospectively adjusted its net income per share data to conform to the aforementioned FASB authoritative guidance. For the three months ended September 30, 2008, the retrospective application resulted in a $.02 per share reduction in basic net income per share and a $.01 per share reduction in diluted net income per share. For the nine months ended September 30, 2008, the retrospective application resulted in a $.04 per share reduction in both basic net income per share and diluted net income per share.

Potential common shares include the dilutive effect of stock options, unvested performance-based restricted stock, restricted stock which contain forfeitable rights to dividends, and stock units. The weighted average diluted common shares outstanding for the three months ended September 30, 2009 and 2008, respectively, excludes the effect of 2.2 million and 2.5 million anti-dilutive potential common shares. The weighted average diluted common

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2009

Note J—Net Income Per Share (Continued)

shares outstanding for the nine months ended September 30, 2009, excludes the effect of 4.9 million anti-dilutive potential common shares. The weighted average diluted common shares outstanding for the nine months ended September 30, 2008, excludes the effect of 2.6 million anti-dilutive potential common shares. Employee stock options will have a dilutive effect under the treasury method only when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds. Under the treasury method, exercise proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in capital surplus, if the options were exercised and the stock units and performance-based restricted stock had vested.

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

The following table provides a reconciliation of revenue and operating income (loss) by reportable segment to consolidated results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net service revenues
Temporary and consultant staffing	$585,971	$912,168	$1,874,889	$2,836,108
Permanent placement staffing	42,955	108,457	136,422	351,921
Risk consulting and internal audit services	96,986	139,461	287,813	422,688

	$725,912	$1,160,086	$2,299,124	$3,610,717

Operating income (loss)
Temporary and consultant staffing	$17,264	$90,148	$82,309	$285,542
Permanent placement staffing	(781)	15,317	(6,979)	57,893
Risk consulting and internal audit services	1,058	3,988	(31,061)	5,806

	17,541	109,453	44,269	349,241
Amortization of intangible assets	281	618	1,179	1,877
Interest income, net	(159)	(1,318)	(1,234)	(4,838)

Income before income taxes	$17,419	$110,153	$44,324	$352,202

Note L—Subsequent Events

On October 27, 2009, the Company announced a quarterly dividend of $.12 per share to be paid to all shareholders of record on November 25, 2009. The dividend will be paid on December 15, 2009.

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

Accounts Receivable Allowances. The Company maintains allowances for estimated losses resulting from (i) the inability of its customers to make required payments, (ii) temporary placement sales adjustments, and (iii) permanent placement candidates not remaining with the client through the 90-day guarantee period, commonly referred to as “fall offs”. The Company establishes these allowances based on its review of customers’ credit profiles, historical loss statistics and current trends. The adequacy of these allowances is reviewed each reporting period. Historically, the Company’s actual losses and credits have been consistent with these allowances. As a percentage of gross accounts receivable, the Company’s accounts receivable allowances totaled 5.7% and 6.6% as of September 30, 2009, and December 31, 2008, respectively. As of September 30, 2009, a five-percentage point deviation in the Company’s accounts receivable allowances balance would have resulted in an increase or decrease in the allowance of $1.1 million. Although future results cannot always be predicted by extrapolating past results, management believes that it is reasonably likely that future results will be consistent with historical trends and experience. However, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or if unexpected events or significant future changes in trends were to occur, additional allowances may be required.

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

The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. In relation to actual net operating losses in certain foreign operations, valuation allowances of $20.9 million were recorded as of September 30, 2009. If such losses are ultimately utilized to offset future operating income, the Company will benefit its deferred tax assets up to the full amount of the valuation reserve.

While management believes that its judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may materially affect the future financial results of the Company.

Goodwill Impairment. The Company assesses the impairment of goodwill annually in the second quarter, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance. The Company completed its annual goodwill impairment analysis during the three months ended June 30, 2009, and determined that no adjustment to the carrying value of goodwill was required. There were no events or changes in circumstances during the three months ended September 30, 2009, that caused the Company to perform an interim impairment assessment.

FASB authoritative guidance requires a two-step approach for determining goodwill impairment. In the first step the Company determines the fair value of each reporting unit utilizing a present value technique derived from a discounted cash flow methodology. For purposes of this assessment the Company’s reporting units are its lines of business. The fair value of the reporting unit is then compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. The second step under the FASB guidance is contingent upon the results of the first step. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to its net assets in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

The Company’s reporting units are Accountemps, Robert Half Finance & Accounting, OfficeTeam, Robert Half Technology, Robert Half Management Resources and Protiviti, which had goodwill balances at September 30, 2009, of $127.6 million, $26.5 million, $0.0 million, $7.2 million, $0.0 million and $27.8 million, respectively, totaling $189.1 million. There were no changes to the Company’s reporting units or to the allocations of goodwill by reporting unit through September 30, 2009.

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

Workers’ Compensation. Except for states which require participation in state-operated insurance funds, the Company retains the economic burden for the first $0.5 million per occurrence in workers’ compensation claims. Workers’ compensation includes ongoing healthcare and indemnity coverage for claims and may be paid over numerous years following the date of injury. Claims in excess of $0.5 million are insured. Workers’ compensation expense includes the insurance premiums for claims in excess of $0.5 million, claims administration fees charged by the Company’s workers’ compensation administrator, premiums paid to state-operated insurance funds, and an estimate for the Company’s liability for Incurred But Not Reported (“IBNR”) claims and for the ongoing development of existing claims. Total workers’ compensation expense was $8.4 million and $14.0 million, representing 0.51% and 0.54% of applicable U.S. revenue for the nine months ended September 30, 2009 and 2008, respectively.

The accrual for IBNR claims and for the ongoing development of existing claims in each reporting period includes estimates. The Company has established reserves for workers’ compensation claims using loss development rates which are estimated using periodic third-party actuarial valuations based upon historical loss statistics which include the Company’s historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future results. Based on the Company’s results for the nine months ended September 30, 2009, a five-percentage point deviation in the Company’s estimated loss development rates would have resulted in an increase or decrease in the allowance of $0.3 million.

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

For the three months ended September 30, 2009 and 2008, compensation expense related to restricted stock and stock units was $15.1 million and $16.5 million, respectively, of which $3.5 million and $5.1 million was related to grants made in 2009 and 2008, respectively. A one-percentage point deviation in the estimated forfeiture rates would have resulted in a $0.2 million increase or decrease in compensation expense related to restricted stock and stock units for both the three months ended September 30, 2009 and 2008. For the nine months ended September 30, 2009 and 2008, compensation expense related to restricted stock and stock units was $45.2 million and $48.7 million, respectively, of which $8.4 million and $12.4 million was related to grants made in 2009 and 2008, respectively. A one-percentage point deviation in the estimated forfeiture rates would have resulted in a $0.5 million increase or decrease in compensation expense related to restricted stock and stock units for both the nine months ended September 30, 2009 and 2008.

Recent Accounting Pronouncements

Accounting Standards Codification. In June 2009, the FASB issued authoritative guidance which establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. The FASB Accounting Standards Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of the FASB Accounting Standards Codification during the three months ended September 30, 2009, did not have a material effect on the Company’s Financial Statements.

Transfers of Financial Assets. In June 2009, the FASB issued authoritative guidance which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. This authoritative guidance is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of this guidance to have a material effect on its Financial Statements.

Variable Interest Entities. In June 2009, the FASB issued authoritative guidance designed to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This authoritative guidance is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of this guidance to have a material effect on its Financial Statements.

Fair Value Measurement of Liabilities. In August 2009, the FASB issued authoritative guidance which provides clarification regarding the required techniques for the fair value measurement of liabilities. This update applies to all entities that measure liabilities at fair value, and is effective for the first interim or annual reporting period beginning after its issuance in August 2009. The Company does not expect the adoption of this guidance to have a material effect on its Financial Statements.

Results of Operations

Demand for the Company’s temporary and permanent staffing services and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Correspondingly, results of operations for the three and nine months ended September 30, 2009, were negatively impacted by difficult global economic conditions. Because of the inherent difficulty in predicting economic trends and the absence of material long-term contracts in any of our business units, future demand for the Company’s services cannot be forecasted with certainty. We expect the Company’s results to continue to be negatively impacted by a relatively prolonged period of global economic contraction.

The Company’s temporary and permanent staffing services business has more than 365 offices in 42 states, the District of Columbia and 20 foreign countries, while Protiviti has more than 60 offices in 23 states and 16 foreign countries.

Because fluctuations in foreign currency exchange rates have an impact on the Company’s results, the Company provides selected growth percentages below on a constant-currency basis. Constant-currency percentages are calculated using as-reported amounts which have been retranslated using foreign currency exchange rates from the prior year’s comparable period.

Three months ended September 30, 2009 and 2008

Revenues. The Company’s revenues were $726 million for the three months ended September 30, 2009, decreasing by 37% compared to $1.2 billion for the three months ended September 30, 2008. Revenues from foreign operations represented 29% and 30% of total revenues for the three months ended September 30, 2009 and 2008, respectively. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. In the third quarter of 2009, revenues for all three of the Company’s reportable segments were down compared to the third quarter of 2008. Contributing factors for each reportable segment are discussed below in further detail.

Temporary and consultant staffing services revenues were $586 million for the three months ended September 30, 2009, decreasing by 36% compared to revenues of $912 million for the three months ended September 30, 2008. On a constant-currency basis, temporary and consultant staffing services revenues decreased 34% for the third quarter of 2009 compared to the third quarter of 2008. In the third quarter of 2009, demand for the Company’s temporary and consultant staffing services decreased as global labor markets and general macroeconomic conditions remained weak. In the United States, revenues in the third quarter of 2009 decreased 35% compared to the third quarter of 2008. For the Company’s foreign operations, constant-currency revenues in the third quarter of 2009 decreased 32% compared to the third quarter of 2008.

Permanent placement staffing revenues were $43 million for the three months ended September 30, 2009, decreasing by 60% compared to revenues of $108 million for the three months ended September 30, 2008. On a constant-currency basis, permanent placement revenues decreased 59% for the third quarter of 2009 compared to the third quarter of 2008. In the United States, revenues in the third quarter of 2009 decreased 66% compared to the third quarter of 2008. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue. The September 2009 unemployment rate in the U.S. was 9.8%, its highest level since 1983. For the Company’s foreign operations, constant-currency revenues in the third quarter of 2009 decreased 51% compared to the third quarter of 2008.

Risk consulting and internal audit services revenues were $97 million for the three months ended September 30, 2009, decreasing by 30% compared to revenues of $139 million for the three months ended September 30, 2008. On a constant-currency basis, risk consulting and internal audit services revenues decreased 30% for the third quarter of 2009 compared to the third quarter of 2008 as weak global macroeconomic conditions negatively impacted demand. Contributing to the decrease was a significant decline in revenues produced by compliance-related projects, mainly those tied to the Sarbanes-Oxley Act, a trend which may continue. In the United States, revenues in the third quarter of 2009 decreased 30% compared to the third quarter of 2008. For the Company’s foreign operations, constant-currency revenues in the third quarter of 2009 decreased 28% compared to the third quarter of 2008.

Gross Margin. The Company’s gross margin dollars were $266 million for the three months ended September 30, 2009, decreasing by 45% compared to $484 million for the three months ended September 30, 2008. For the third quarter of 2009 compared to the third quarter of 2008, gross margin dollars for all three of the Company’s reportable segments decreased under difficult economic conditions. Gross margin as a percentage of revenues also decreased for the Company’s temporary and consultant staffing services and risk consulting and internal audit services divisions on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $196 million for the three months ended September 30, 2009, decreasing by 41% compared to $334 million for the three months ended September 30, 2008. On a constant-currency basis, temporary and consultant staffing services gross margin dollars decreased 40% for the third quarter of 2009 compared to the third quarter of 2008. As a percentage of revenues, gross margin for temporary and consultant staffing services was 33.5% in the third quarter of 2009, down from 36.7% in the third quarter of 2008. This year-over-year decrease was the result of significantly lower conversion revenues and compression of pay/bill spreads in the third quarter of 2009. Conversion revenues are earned when a temporary position converts to a permanent position. As there are no direct costs related to conversion revenues, the gross margin percentage is favorably impacted as the mix of conversion revenues increases. Pay/bill spreads represent the differential between wages paid to temporary employees and amounts billed to clients.

Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $43 million for the three months ended September 30, 2009, decreasing by 60% compared to $109 million for the three months ended September 30, 2008. On a constant-currency basis, permanent placement gross margin dollars decreased 59% for the third quarter of 2009 compared to the third quarter of 2008. Because reimbursable expenses for permanent placement staffing services are de minimis, the decrease in gross margin dollars is substantially explained by the decrease in revenues previously discussed.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $27 million for the three months ended September 30, 2009, decreasing by 34% compared to $41 million for the three months ended September 30, 2008. On a constant-currency basis, risk consulting and internal audit gross margin dollars decreased 33% for the third quarter of 2009 compared to the third quarter of 2008. As a percentage of revenues, gross margin for risk consulting and internal audit services was 27.8% in the third quarter of 2009, down from 29.2% in the third quarter of 2008. The year-over-year margin decline is primarily due to lower staff utilization levels resulting from lower revenues as well as higher staff reduction charges.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses were $249 million for the three months ended September 30, 2009, decreasing by 33% compared to $374 million for the three months ended September 30, 2008. As a percentage of revenues, the Company’s selling, general and administrative expenses were 34.3% for the third quarter of 2009, up from 32.2% for the third quarter of 2008. For the third quarter of 2009 compared to the third quarter of 2008, selling, general and administrative expenses decreased for all three of the Company’s reportable segments. Selling, general and administrative expenses as a percentage of revenues increased for all three of the Company’s reportable segments in the third quarter of 2009 compared to the third quarter of 2008. Contributing factors for each reportable segment are discussed below in further detail.

Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $179 million for the three months ended September 30, 2009, down 27% from $244 million for the three months ended September 30, 2008. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 30.6% in the third quarter of 2009, up from 26.8% in the third quarter of 2008. For the third quarter of 2009 compared to the third quarter of 2008, increases as a percentage of revenues for administration costs, fixed overhead, variable overhead and advertising were partially offset by decreases as a percentage of revenues for field compensation and expenses related to doubtful accounts receivable.

Selling, general and administrative expenses for the Company’s permanent placement staffing division were $44 million for the three months ended September 30, 2009, decreasing by 53% compared to $93 million for the three months ended September 30, 2008. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 101.7% in the third quarter of 2009, up from 85.8% in the third quarter of 2008. For the third quarter of 2009 compared to the third quarter of 2008, increases as a percentage of revenues for fixed overhead, administration costs, variable overhead and advertising were partially offset by decreases as a percentage of revenues for field compensation and expenses related to doubtful accounts receivable.

Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $26 million for the three months ended September 30, 2009, decreasing by 29% compared to $37 million for the three months ended September 30, 2008. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 26.8% in the third quarter of 2009, up from 26.4% in the third quarter of 2008. For the third quarter of 2009 compared to the third quarter of 2008, increases as a percentage of revenues for fixed overhead were partially offset by decreases as a percentage of revenues for expenses related to doubtful accounts receivable, advertising and variable overhead.

Operating Income. The Company’s total operating income was $17 million, or 2.4% of revenues, for the three months ended September 30, 2009, decreasing by 84% from $109 million, or 9.4% of revenues, for the three months ended September 30, 2008. For the Company’s temporary and consultant staffing services division, operating income was $17 million, or 2.9% of applicable revenues, down from $90 million, or 9.9% of applicable revenues, in the third quarter of 2008. For the Company’s permanent placement staffing division, operating loss was $1 million, or negative 1.8% of applicable revenues, down from operating income of $15 million, or 14.1% of applicable revenues, in the third quarter of 2008. For the Company’s risk consulting and internal audit services division, operating income was $1 million, or 1.1% of applicable revenues, down from $4 million, or 2.9% of applicable revenues, in the third quarter of 2008.

Amortization of intangible assets. Amortization of intangible assets was $0.3 and $0.6 million for the three months ended September 30, 2009 and 2008, respectively. Intangible assets result from the Company’s acquisitions. For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. Net intangible assets, consisting primarily of goodwill, represented 14% of total assets and 20% of total stockholders’ equity at September 30, 2009.

Interest income and expense. Interest income for the three months ended September 30, 2009 and 2008, was $0.3 million and $2.8 million, respectively. Lower third quarter 2009 interest income was due to lower interest rates partially offset by higher average cash balances. Interest expense for the three months ended September 30, 2009 and 2008, was $0.1 million and $1.5 million, respectively.

Provision for income taxes. The provision for income taxes was 45% and 40% for the three months ended September 30, 2009 and 2008, respectively. The 2009 increase is partially due to losses in international locations where corresponding tax benefits are not being recognized. Also contributing to the increase is the larger percentage impact that permanent non-deductible tax items have on lower year-over-year income before taxes.

Nine months ended September 30, 2009 and 2008

Revenues. The Company’s revenues were $2.3 billion for the nine months ended September 30, 2009, decreasing by 36% compared to $3.6 billion for the nine months ended September 30, 2008. Revenues from foreign operations represented 28% and 29% of total revenues for the nine months ended September 30, 2009 and 2008, respectively. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services. In the first three quarters of 2009, revenues for all three of the Company’s reportable segments were down compared to the first three quarters of 2008. Contributing factors for each reportable segment are discussed below in further detail.

Temporary and consultant staffing services revenues were $1.9 billion for the nine months ended September 30, 2009, decreasing by 34% compared to revenues of $2.8 billion for the nine months ended September 30, 2008. On a constant-currency basis, temporary and consultant staffing services revenues decreased 31% for the first three quarters of 2009 compared to the first three quarters of 2008. In the first three quarters of 2009, demand for the Company’s temporary and consultant staffing services decreased as global labor markets and general macroeconomic conditions remained weak. In the United States, revenues in the first three quarters of 2009 decreased 34% compared to the first three quarters of 2008. For the Company’s foreign operations, constant-currency revenues in the first three quarters of 2009 decreased 24% compared to the first three quarters of 2008.

Permanent placement staffing revenues were $136 million for the nine months ended September 30, 2009, decreasing by 61% compared to revenues of $352 million for the nine months ended September 30, 2008. On a constant-currency basis, permanent placement revenues decreased 59% for the first three quarters of 2009 compared to the first three quarters of 2008. In the United States, revenues in the first three quarters of 2009 decreased 65% compared to the first three quarters of 2008. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue. The September 2009 unemployment rate in the U.S. was 9.8%, its highest level since 1983. For the Company’s foreign operations, constant-currency revenues in the first three quarters of 2009 decreased 50% compared to the first three quarters of 2008.

Risk consulting and internal audit services revenues were $288 million for the nine months ended September 30, 2009, decreasing by 32% compared to revenues of $423 million for the nine months ended September 30, 2008. On a constant-currency basis, risk consulting and internal audit services revenues decreased 30% for the first three quarters of 2009 compared to the first three quarters of 2008 as weak global macroeconomic conditions negatively impacted demand. Contributing to the decrease was a significant decline in revenues produced by compliance-related projects, mainly those tied to the Sarbanes-Oxley Act, a trend which may continue. In the United States, revenues in the first three quarters of 2009 decreased 31% compared to the first three quarters of 2008. For the Company’s foreign operations, constant-currency revenues in the first three quarters of 2009 decreased 27% compared to the first three quarters of 2008.

Gross Margin. The Company’s gross margin dollars were $825 million for the nine months ended September 30, 2009, decreasing by 45% compared to $1.5 billion for the nine months ended September 30, 2008.

For the first three quarters of 2009 compared to the first three quarters of 2008, gross margin dollars for all three of the Company’s reportable segments decreased under difficult economic conditions. Gross margin as a percentage of revenues also decreased for the Company’s temporary and consultant staffing services and risk consulting and internal audit services divisions on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $637 million for the nine months ended September 30, 2009, decreasing by 39% compared to $1.0 billion for the nine months ended September 30, 2008. On a constant-currency basis, temporary and consultant staffing services gross margin dollars decreased 36% for the first three quarters of 2009 compared to the first three quarters of 2008. As a percentage of revenues, gross margin for temporary and consultant staffing services was 33.9% in the first three quarters of 2009, down from 36.6% in the first three quarters of 2008. This year-over-year decrease was the result of significantly lower conversion revenues and compression of pay/bill spreads in the first three quarters of 2009. Conversion revenues are earned when a temporary position converts to a permanent position. As there are no direct costs related to conversion revenues, the gross margin percentage is favorably impacted as the mix of conversion revenues increases. Pay/bill spreads represent the differential between wages paid to temporary employees and amounts billed to clients.

Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $136 million for the nine months ended September 30, 2009, decreasing by 61% compared to $352 million for the nine months ended September 30, 2008. On a constant-currency basis, permanent placement gross margin dollars decreased 59% for the first three quarters of 2009 compared to the first three quarters of 2008. Because reimbursable expenses for permanent placement staffing services are de minimis, the decrease in gross margin dollars is substantially explained by the decrease in revenues previously discussed.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $52 million for the nine months ended September 30, 2009, decreasing by 56% compared to $120 million for the nine months ended September 30, 2008. On a constant-currency basis, risk consulting and internal audit gross margin dollars decreased 56% for the first three quarters of 2009 compared to the first three quarters of 2008. As a percentage of revenues, gross margin for risk consulting and internal audit services was 18.2% in the first three quarters of 2009, down from 28.5% in the first three quarters of 2008. The year-over-year margin decline is primarily due to lower staff utilization levels resulting from lower revenues as well as higher staff reduction charges.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses were $781 million for the nine months ended September 30, 2009, decreasing by 33% compared to $1.2 billion for the nine months ended September 30, 2008. As a percentage of revenues, the Company’s selling, general and administrative expenses were 34.0% for the first three quarters of 2009, up from 32.2% for the first three quarters of 2008. For the first three quarters of 2009 compared to the first three quarters of 2008, selling, general and administrative expenses decreased for all three of the Company’s reportable segments. Selling, general and administrative expenses as a percentage of revenues increased for all three of the Company’s reportable segments in the first three quarters of 2009 compared to the first three quarters of 2008. Contributing factors for each reportable segment are discussed below in further detail.

Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $554 million for the nine months ended September 30, 2009, down 26% from $753 million for the nine months ended September 30, 2008. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 29.6% in the first three quarters of 2009, up from 26.6% in the first three quarters of 2008. For the first three quarters of 2009 compared to the first three quarters of 2008, increases as a percentage of revenues for administration costs, fixed overhead, variable overhead, field compensation and advertising were partially offset by decreased expenses related to doubtful accounts receivable as a percentage of revenues.

Selling, general and administrative expenses for the Company’s permanent placement staffing division were $143 million for the nine months ended September 30, 2009, decreasing by 51% compared to $294 million for the nine months ended September 30, 2008. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 105.0% in the first three quarters of 2009, up from 83.5% in the first three quarters of 2008. For the first three quarters of 2009 compared to the first three quarters of 2008, increases as a percentage of revenues for fixed overhead, administration costs, field compensation, variable overhead and advertising drove the overall increase.

Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $83 million for the nine months ended September 30, 2009, decreasing by 27% compared to $115 million for the nine months ended September 30, 2008. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 29.0% in the first three quarters of 2009, up from 27.1% in the first three quarters of 2008. For the first three quarters of 2009 compared to the first three quarters of 2008, increases as a percentage of revenues for variable overhead, expenses related to doubtful accounts and advertising were partially offset by decreases as a percentage of revenues for fixed overhead and administration costs.

Operating Income. The Company’s total operating income was $44 million, or 1.9% of revenues, for the nine months ended September 30, 2009, decreasing by 87% from $349 million, or 9.7% of revenues, for the nine months ended September 30, 2008. For the Company’s temporary and consultant staffing services division, operating income was $82 million, or 4.4% of applicable revenues, down from $286 million, or 10.1% of applicable revenues, in the first three quarters of 2008. For the Company’s permanent placement staffing division, operating loss was $7 million, or negative 5.1% of applicable revenues, down from operating income of $58 million, or 16.5% of applicable revenues, in the first three quarters of 2008. For the Company’s risk consulting and internal audit services division, operating loss was $31 million, or negative 10.8% of applicable revenues, down from operating income of $6 million, or 1.4% of applicable revenues, in the first three quarters of 2008.

Amortization of intangible assets. Amortization of intangible assets was $1.2 and $1.9 million for the nine months ended September 30, 2009 and 2008, respectively. Intangible assets result from the Company’s acquisitions. For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. Net intangible assets, consisting primarily of goodwill, represented 14% of total assets and 20% of total stockholders’ equity at September 30, 2009.

Interest income and expense. Interest income for the nine months ended September 30, 2009 and 2008, was $1.5 million and $8.8 million, respectively. Lower interest income in the first three quarters of 2009 was due to lower interest rates partially offset by higher average cash balances. Interest expense for the nine months ended September 30, 2009 and 2008, was $0.3 million and $4.0 million, respectively.

Provision for income taxes. The provision for income taxes was 46.5% and 40% for the nine months ended September 30, 2009 and 2008, respectively. The 2009 increase is partially due to losses in international locations where corresponding tax benefits are not being recognized. Also contributing to the increase is the larger percentage impact that permanent non-deductible tax items have on lower year-over-year income before taxes.

Liquidity and Capital Resources

The change in the Company’s liquidity during the nine months ended September 30, 2009 and 2008, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and payment of dividends.

Cash and cash equivalents were $408 million and $374 million at September 30, 2009 and 2008, respectively. Operating activities provided $192 million during the nine months ended September 30, 2009, partially offset by $34 million and $117 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $333 million during the nine months ended September 30, 2008, partially offset by $63 million and $194 million of net cash used in investing activities and financing activities, respectively.

Operating activities—Net cash provided by operating activities for the nine months ended September 30, 2009, was comprised of net income of $24 million, adjusted for non-cash items of $93 million, and net cash provided by changes in working capital of $75 million. Net cash provided by operating activities for the nine months ended September 30, 2008, was comprised of net income of $211 million, adjusted for non-cash items of $111 million, and net cash provided by changes in working capital of $11 million.

Investing activities—Cash used in investing activities for the nine months ended September 30, 2009, was $34 million. This was comprised of capital expenditures of $31 million and deposits to trusts for employee benefits and retirement plans of $3 million. Cash used in investing activities for the nine months ended September 30, 2008, was $63 million. This was primarily comprised of capital expenditures of $55 million and deposits to trusts for employee benefits and retirement plans of $7 million.

Financing activities—Cash used in financing activities for the nine months ended September 30, 2009, was $117 million. This included repurchases of $87 million in common stock and $54 million in cash dividends to stockholders, offset by proceeds of $22 million from exercises of stock options and $2 million in excess tax benefits from stock-based compensation. Cash used in financing activities for the nine months ended September 30, 2008, was $194 million. This included repurchases of $169 million in common stock and $52 million in cash dividends to stockholders, offset primarily by proceeds of $27 million from exercises of stock options.

As of September 30, 2009, the Company is authorized to repurchase, from time to time, up to 7.1 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the nine months ended September 30, 2009 and 2008, the Company repurchased 2.7 million shares and 5.4 million shares of common stock on the open market for a total cost of $63 million and $131 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the nine months ended September 30, 2009 and 2008, such repurchases totaled 1.3 million shares and 1.5 million shares, at a cost of $29 million and $38 million, respectively. Repurchases of shares have been funded with cash generated from operations.

The Company’s working capital at September 30, 2009, included $408 million in cash and cash equivalents. The Company’s working capital requirements relate primarily to accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short- and long-term basis. However, continued or increased volatility and disruption in the global capital and credit markets could negatively impact the Company’s business operations and therefore its liquidity and ability to meet working capital needs.

On October 27, 2009, the Company announced a quarterly dividend of $.12 per share to be paid to all shareholders of record on November 25, 2009. The dividend will be paid on December 15, 2009.

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

For the nine months ended September 30, 2009, approximately 28% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, and Euro, have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

There have been no material developments with regard to the legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008 and its quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (c)
July 1, 2009 to July 31, 2009	85,163	(a)	$24.72	—	8,279,466
August 1, 2009 to August 31, 2009	4,413	(a)	$23.87	—	8,279,466
September 1, 2009 to September 30, 2009	1,205,773	(b)	$26.31	1,204,100	7,075,366

Total July 1, 2009 to September 30, 2009	1,295,349			1,204,100

(a)	Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(b)	Includes 1,673 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(c)	Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 78,000,000 shares have been authorized for repurchase of which, 70,924,634 shares have been repurchased as of September 30, 2009.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

3.2	By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

/s/ M. KEITH WADDELL

M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: October 29, 2009