Form 10-K
period 2009-12-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2010-02-19
CIK 315213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company. ☐  Yes    ☒  No

As of June 30, 2009, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $3,355,106,490 based on the closing sale price on that date. This amount excludes the market value of 9,821,109 shares of Common Stock directly or indirectly held by registrant’s directors and officers and their affiliates.

As of January 31, 2010, there were 148,613,598 outstanding shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be mailed to stockholders in connection with the registrant’s annual meeting of stockholders, scheduled to be held in May 2010, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

PART I

Item 1.    Business

Robert Half International Inc. (the “Company”) provides specialized staffing and risk consulting services through such divisions as Accountemps®, Robert Half® Finance & Accounting, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group®, and Protiviti® . The Company, through its Accountemps, Robert Half Finance & Accounting, and Robert Half Management Resources divisions, is the world’s largest specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OfficeTeam specializes in highly skilled temporary administrative support personnel. Robert Half Technology provides information technology professionals. Robert Half Legal provides temporary, project, and full-time staffing of attorneys and specialized support personnel within law firms and corporate legal departments. The Creative Group provides project staffing in the advertising, marketing, and web design fields. Protiviti, which began operations in 2002, is a global business consulting and internal audit firm. Protiviti, which primarily employs professionals specializing in risk, advisory and transactional services, is a wholly-owned subsidiary of the Company.

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

Marketing and Recruiting

The Company markets its staffing services to clients as well as employment candidates. Local marketing and recruiting are generally conducted by each office or related group of offices. Local advertising directed to clients and employment candidates consists of radio, websites, job banks and trade shows. Direct marketing through e-mail, regular mail and telephone solicitation also constitutes a significant portion of the Company’s total advertising. National advertising conducted by the Company consists primarily of radio and of print advertisements in national newspapers, magazines and trade journals. Additionally, the Company has expanded its use of job boards in all aspects of sales and recruitment. Joint marketing arrangements have been entered into with major software manufacturers and typically provide for development of proprietary skills tests, cooperative advertising, joint mailings and similar promotional activities. The Company also actively seeks endorsements and affiliations with professional organizations in the business management, office administration and professional secretarial fields. The Company also conducts public relations activities designed to enhance public recognition of the Company and its services. Local employees are encouraged to be active in civic organizations and industry trade groups.

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

Organization

Management of the Company’s staffing operations is coordinated from its headquarters facilities in Menlo Park and Pleasanton, California. The Company’s headquarters provides support and centralized services to its offices in the administrative, marketing, public relations, accounting, training and legal areas, particularly as it relates to the standardization of the operating procedures of its offices. As of December 31, 2009, the Company conducted its staffing services operations through more than 365 offices in 42 states, the District of Columbia and 20 foreign countries. Office managers are responsible for most activities of their offices, including sales, local advertising and marketing and recruitment.

The day-to-day operations of Protiviti are managed by a chief executive officer and a senior management team with operational and administrative support provided by individuals located in Pleasanton and Menlo Park, California. As of December 31, 2009, Protiviti had more than 60 offices in 23 states and 16 foreign countries.

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

Employees

The Company has approximately 9,900 full-time employees, including approximately 2,400 engaged directly in Protiviti operations. In addition, the Company placed approximately 157,000 temporary employees on assignments with clients during 2009. Employees placed by the Company on assignment with clients are the Company’s employees for all purposes while they are working on assignments. The Company pays the related costs of employment, such as workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company provides access to voluntary health insurance coverage to interested temporary employees.

Other Information

The Company’s current business constitutes three business segments. (See Note M of Notes to Consolidated Financial Statement in Item 8. Financial Statements and Supplementary Data for financial information about the Company’s segments.)

The Company is not dependent upon a single customer or a limited number of customers. The Company’s staffing services operations are generally more active in the first and fourth quarters of a calendar year. Protiviti, which has been in operation since May 2002, is generally more active in the third and fourth quarters of a calendar year. Order backlog is not a material aspect of the Company’s staffing services business. While backlog is of greater importance to Protiviti, the Company does not believe, based upon the length of time of the average Protiviti engagement, that backlog is a material aspect of the Protiviti business. No material portion of the Company’s business is subject to government contracts.

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

Item 1A.    Risk Factors

The Company’s business prospects are subject to various risks and uncertainties that impact its business. The most important of these risks and uncertainties are as follows:

The global economic crisis may continue to harm the Company’s business and financial condition.    The world economy may continue in a prolonged economic downturn characterized by high unemployment, limited availability of credit and decreased consumer and business spending. Given the nature of the Company’s business, financial results could be significantly harmed should such a prolonged downturn occur. In the past, the Company’s business has suffered during periods of high unemployment as demand for staffing services tends to significantly decrease during such periods. This impact on the Company’s business could be further dramatized given the unprecedented impact it has had and may continue to have on the global labor markets. In addition, the impact of the economic crisis could harm the Company’s financial condition. At December 31, 2009, the

Company had approximately $366 million in cash and cash equivalents. The Company has historically invested these amounts in U.S. treasuries and government agencies, bank deposits, corporate debt, money market funds, commercial paper and municipal bonds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. These risks associated with the Company’s investment portfolio may negatively impact the Company’s financial condition.

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

The Company and certain subsidiaries are defendants in several class and representative action lawsuits alleging various wage and hour claims that could cause the Company to incur substantial liabilities.    The Company and certain subsidiaries are defendants in five class and representative action lawsuits brought by or on behalf of the Company’s current and former employees alleging violations of federal and state law with respect to certain wage and hour matters. Four of such lawsuits allege, among other things, the misclassification of certain employees as exempt employees under applicable law and other related wage and hour violations and seek an unspecified amount for unpaid overtime compensation, statutory penalties, and other damages, as well as attorneys’ fees. The fifth lawsuit alleges, among other things, that temporary employees in California were improperly denied expense reimbursement and wages for time purportedly spent preparing for, traveling to, and attending interviews, and seeks compensation for such expenses and wages, penalties and injunctive relief, as well as attorneys’ fees. It is not possible to predict the outcome of these lawsuits. However, these lawsuits may consume substantial amounts of the Company’s financial and managerial resources and might result in adverse publicity, regardless of the ultimate outcome of the lawsuits. In addition, the Company and its subsidiaries may become subject to similar lawsuits in the same or other jurisdictions. An unfavorable outcome with respect to these lawsuits and any future lawsuits could, individually or in the aggregate, cause the Company to incur substantial liabilities that may have a material adverse effect upon the Company’s business, financial condition or results of operations. In addition, an unfavorable outcome in one or more of these cases could cause the Company to change its incentive compensation plans for its employees, which could have a material adverse effect upon the Company’s business.

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

Health care reform could increase the costs of the Company’s temporary staffing operations.    Health care reform may be addressed by Congress during 2010. Depending upon the provisions of any final legislation that is adopted, the cost to the Company of providing temporary employees may be increased by the terms of the reform. Such an increase in costs could have a material adverse effect on the Company’s profit margins or, if the Company increases its charges to clients, upon the demand for the Company’s services, which could materially reduce revenues.

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

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties

The Company’s headquarters operations are located in Menlo Park and Pleasanton, California. As of December 31, 2009, placement activities were conducted through more than 365 offices located in the United States, Canada, the United Kingdom, Belgium, Brazil, France, the Netherlands, Germany, the Czech Republic, Ireland, Italy, Luxembourg, Spain, Switzerland, Japan, China, Singapore, Australia, New Zealand, Austria and the United Arab Emirates. As of December 31, 2009, Protiviti had more than 60 offices in the United States, Canada, Mexico, Brazil, Australia, China, France, Germany, Italy, the Netherlands, Japan, Singapore, South Korea, India, the United Kingdom, Belgium and Spain. All of the offices are leased.

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

On December 28, 2009, Plaintiff Eric Presser, on behalf of himself and a putative class of all allegedly similarly situated Staffing Managers in the state of Florida, filed a complaint in the United States District Court for the Middle District of Florida naming the Company as Defendant. The complaint alleges that Staffing Managers based in Florida have been misclassified as exempt from the Fair Labor Standards Act’s minimum wage and overtime requirements. Plaintiff seeks an unspecified amount for unpaid overtime on behalf of himself and the class he purports to represent. Plaintiff also seeks an unspecified amount for statutory penalties, attorneys’ fees and other damages. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to vigorously defend against the litigation.

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

Market Price, Dividends and Related Matters

The Company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “RHI”. On January 31, 2010, there were 4,725 holders of record of the Common Stock.

Following is a list by fiscal quarters of the sales prices of the stock:

	Sales Prices
2009	High	Low
4th Quarter	$27.40	$21.91
3rd Quarter	$28.06	$20.24
2nd Quarter	$24.96	$16.95
1st Quarter	$21.45	$14.06

	Sales Prices
2008	High	Low
4th Quarter	$24.64	$14.31
3rd Quarter	$29.99	$21.96
2nd Quarter	$26.60	$22.51
1st Quarter	$28.32	$21.21

Cash dividends of $.12 per share were declared and paid in each quarter of 2009. Cash dividends of $.11 per share were declared and paid in each quarter of 2008.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (d)
October 1, 2009 to October 31, 2009	600,034	(a)	$23.95	600,000	6,475,366
November 1, 2009 to November 30, 2009	1,466,257	(b)	$23.72	1,404,252	5,071,114
December 1, 2009 to December 31, 2009	339,546	(c)	$26.68	—	5,071,114

Total October 1, 2009 to December 31, 2009	2,405,837			2,004,252

(a)	Includes 34 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(b)	Includes 62,005 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(c)	Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(d)	Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 78,000,000 shares have been authorized for repurchase, of which, 72,928,886 shares have been repurchased as of December 31, 2009.

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

Based on Financial Accounting Standards Board (“FASB”) authoritative guidance which became effective January 1, 2009, the Company’s unvested restricted stock awards, other than for grants that contain a performance condition and grants made on or after July 28, 2009, contain non-forfeitable rights to dividends and are therefore participating securities that are included in the earnings allocation in computing net income per share pursuant to the two-class method. Upon implementation, the Company retrospectively adjusted its net income per share data to conform to the aforementioned FASB authoritative guidance. For the years ended December 31, 2008, 2007, 2006 and 2005, the retrospective application resulted in a $.05, $.04, $.04 and $.03 per share reduction in basic net income per share, respectively, and a $.04, $.03, $.03 and $.01 per share reduction in diluted net income per share, respectively.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Income Statement Data:
Net service revenues	$3,036,547	$4,600,554	$4,645,666	$4,013,546	$3,338,439
Direct costs of services, consisting of payroll, payroll taxes, insurance costs and reimbursable expenses	1,932,868	2,686,983	2,667,838	2,319,293	1,965,390

Gross margin	1,103,679	1,913,571	1,977,828	1,694,253	1,373,049
Selling, general and administrative expenses	1,036,899	1,496,839	1,497,957	1,243,952	991,488
Amortization of intangible assets	1,460	2,617	2,594	851	335
Interest income, net	(1,443)	(5,161)	(13,127)	(16,752)	(10,948)

Income before income taxes	66,763	419,276	490,404	466,202	392,174
Provision for income taxes	29,500	169,095	194,192	183,024	154,304

Net income	$37,263	$250,181	$296,212	$283,178	$237,870

Net income available to common stockholders	$35,067	$242,744	$288,763	$276,826	$233,772

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Net Income Per Share:
Basic	$.24	$1.60	$1.81	$1.67	$1.39
Diluted	$.24	$1.59	$1.78	$1.62	$1.35
Shares:
Basic	145,912	151,607	159,767	166,003	167,664
Diluted	146,611	152,528	162,568	170,553	173,670
Cash Dividends Declared Per Share	$.48	$.44	$.40	$.32	$.28

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Goodwill and other intangible assets, net	$189,728	$189,382	$195,143	$178,665	$165,857
Total assets	$1,283,535	$1,411,850	$1,450,298	$1,459,021	$1,318,686
Long-term debt financing	$1,779	$1,892	$3,753	$3,831	$2,698
Stockholders’ equity	$899,810	$983,888	$984,049	$1,042,671	$970,873

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

Accounts Receivable Allowances.    The Company maintains allowances for estimated losses resulting from (i) the inability of its customers to make required payments, (ii) temporary placement sales adjustments, and (iii) permanent placement candidates not remaining with the client through the 90-day guarantee period, commonly referred to as “fall offs”. The Company establishes these allowances based on its review of customers’ credit profiles, historical loss statistics and current trends. The adequacy of these allowances is reviewed each reporting period. Historically, the Company’s actual losses and credits have been consistent with these allowances. As a percentage of gross accounts receivable, the Company’s accounts receivable allowances totaled 5.6% and 6.6% as of December 31, 2009 and 2008, respectively. As of December 31, 2009, a five-percentage point deviation in the Company’s accounts receivable allowances balance would have resulted in an increase or decrease in the allowance of $1.1 million. Although future results cannot always be predicted by extrapolating past results, management believes that it is reasonably likely that future results will be consistent with historical trends and experience. However, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or if unexpected events or significant future changes in trends were to occur, additional allowances may be required.

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

The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. In relation to actual net operating losses in certain foreign operations, valuation allowances of $21.2 million were recorded as of December 31, 2009. If such losses are ultimately utilized to offset future operating income, the Company will benefit its deferred tax assets up to the full amount of the valuation reserve.

While management believes that its judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may materially affect the future financial results of the Company.

Goodwill Impairment.    The Company assesses the impairment of goodwill annually in the second quarter, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance. The Company completed its annual goodwill impairment analysis during the three months ended June 30, 2009, and determined that no adjustment to the carrying value of goodwill was required. There were no events or changes in circumstances during the six months ended December 31, 2009, that caused the Company to perform an interim impairment assessment.

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

The Company’s reporting units are Accountemps, Robert Half Finance & Accounting, OfficeTeam, Robert Half Technology, Robert Half Management Resources and Protiviti, which had goodwill balances at December 31, 2009, of $127.5 million, $26.6 million, $0.0 million, $7.2 million, $0.0 million and $28.0 million, respectively, totaling $189.3 million. There were no changes to the Company’s reporting units or to the allocations of goodwill by reporting unit through December 31, 2009.

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

Workers’ Compensation.    Except for states which require participation in state-operated insurance funds, the Company retains the economic burden for the first $0.5 million per occurrence in workers’ compensation claims. Workers’ compensation includes ongoing healthcare and indemnity coverage for claims and may be paid over numerous years following the date of injury. Claims in excess of $0.5 million are insured. Workers’ compensation expense includes the insurance premiums for claims in excess of $0.5 million, claims administration fees charged by the Company’s workers’ compensation administrator, premiums paid to state-operated insurance funds, and an estimate for the Company’s liability for Incurred But Not Reported (“IBNR”)

claims and for the ongoing development of existing claims. Total workers’ compensation expense was $5.0 million and $12.1 million, representing 0.23% and 0.37% of applicable U.S. revenue for the years ended December 31, 2009 and 2008, respectively.

The accrual for IBNR claims and for the ongoing development of existing claims in each reporting period includes estimates. The Company has established reserves for workers’ compensation claims using loss development rates which are estimated using periodic third party actuarial valuations based upon historical loss statistics which include the Company’s historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future results. Based on the Company’s results for the year ended December 31, 2009, a five-percentage point deviation in the Company’s estimated loss development rates would have resulted in an increase or decrease in the reserve of $0.1 million.

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

For the years ended December 31, 2009, 2008 and 2007, compensation expense related to stock options was $0.8 million, $5.1 million and $9.2 million, respectively. For the years ended December 31, 2009, 2008 and 2007, compensation expense related to restricted stock and stock units was $60.3 million, $63.6 million and $53.8 million, respectively, of which $12.0 million, $17.0 million and $21.1 million was related to grants made in 2009, 2008 and 2007, respectively. A one-percentage point deviation in the estimated forfeiture rates would have resulted in a $0.6 million, $0.6 million and $0.5 million increase or decrease in compensation expense related to restricted stock and stock units for the years ended December 31, 2009, 2008 and 2007, respectively.

Recent Accounting Pronouncements

Determining Fair Value When The Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.    In April 2009, the FASB issued authoritative guidance which highlights and expands on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. This authoritative guidance became effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance during the three months ended June 30, 2009, did not have an impact on the Company’s Financial Statements.

Subsequent Events.    In May 2009, the FASB issued authoritative guidance which establishes standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued. This guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for this date. This authoritative guidance became effective for interim or annual periods ending after June 15, 2009. The adoption of this guidance during the three months ended June 30, 2009, did not have a material effect on the Company’s Financial Statements.

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

Fair Value Measurement of Liabilities.    In August 2009, the FASB issued authoritative guidance which provides clarification regarding the required techniques for the fair value measurement of liabilities. This update applies to all entities that measure liabilities at fair value, and is effective for the first interim or annual reporting period beginning after its issuance in August 2009. The adoption of this guidance during the three months ended December 31, 2009, did not have a material effect on the Company’s Financial Statements.

Revenue Recognition – Multiple-Deliverable Revenue Arrangements.    In October 2009, the FASB issued authoritative guidance which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Furthermore, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This authoritative guidance is effective for fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of this guidance to have a material effect on its Financial Statements.

Fair Value Measurements and Disclosures.    In January 2010, the FASB issued authoritative guidance which requires certain new disclosures and clarifies certain existing disclosure requirements about fair value measurement as set forth in the FASB Accounting Standards Codification. This authoritative guidance is effective for interim and annual periods beginning after December 15, 2009. The Company does not expect the adoption of this guidance to have a material effect on its Financial Statements.

Results of Operations

Demand for the Company’s temporary and permanent staffing services and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Correspondingly, results of operations were negatively impacted by difficult global economic conditions in the latter portion of 2008 and throughout 2009. Because of the inherent difficulty in predicting economic trends and the absence of material long-term contracts in any of our business units, future demand for the Company’s services cannot be forecasted with certainty. We expect total Company results to continue to be impacted by general macroeconomic conditions in 2010.

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

Years ended December 31, 2009 and 2008

Revenues.    The Company’s revenues were $3.0 billion for the year ended December 31, 2009, down 34% from $4.6 billion for the year ended December 31, 2008. Revenues from foreign operations represented 29% of total revenues for both the years ended December 31, 2009 and 2008. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services. In 2009, revenues for all three of the Company’s reportable segments were down compared to 2008. Contributing factors for each reportable segment are discussed below in further detail.

Temporary and consultant staffing services revenues were $2.5 billion for the year ended December 31, 2009, down 32% from revenues of $3.6 billion for the year ended December 31, 2008. On a constant-currency basis, temporary and consultant staffing services revenues decreased 30% for 2009 compared to 2008. Throughout 2009, demand for the Company’s temporary and consultant staffing services was significantly impacted by difficult global labor markets and weak general macroeconomic conditions. In the United States, 2009 revenues decreased 32% compared to 2008. The Company’s revenues from foreign operations decreased 31% for 2009 compared to 2008. On a constant-currency basis, the Company’s revenues from foreign operations decreased 25% for 2009 compared to 2008.

Permanent placement revenues were $182 million for the year ended December 31, 2009, down 57% from revenues of $427 million for the year ended December 31, 2008. On a constant-currency basis, permanent placement revenues decreased 56% for 2009 compared to 2008. In the United States, 2009 revenues decreased 62% compared to 2008. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue. The December 2009 unemployment rate in the U.S. was 10%, its highest level since 1983. The Company’s revenues from foreign operations decreased 51% for 2009 compared to 2008. On a constant-currency basis, the Company’s revenues from foreign operations decreased 48% for 2009 compared to 2008.

Risk consulting and internal audit services revenues were $384 million for the year ended December 31, 2009, down 30% from revenues of $547 million for the year ended December 31, 2008. On a constant-currency basis, risk consulting and internal audit services revenues decreased 29% for 2009 compared to 2008 as weak global macroeconomic conditions negatively impacted demand. Contributing to the decrease was a decline in revenues produced by compliance-related projects, mainly those tied to the Sarbanes-Oxley Act, a trend which may continue. In the United States, 2009 revenues decreased 29% compared to 2008. The Company’s revenues from foreign operations decreased 31% for 2009 compared to 2008. On a constant-currency basis, the Company’s revenues from foreign operations decreased 28% for 2009 compared to 2008.

Gross Margin.    The Company’s gross margin dollars were $1.1 billion for the year ended December 31, 2009, down 42% from $1.9 billion for the year ended December 31, 2008. For 2009 compared to 2008, gross margin dollars for all three of the Company’s reportable segments decreased under difficult economic conditions.

Gross margin dollars as a percentage of revenues also decreased for the Company’s temporary and consultant staffing services and risk consulting and internal audit services divisions on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $842 million for the year ended December 31, 2009, down 37% from $1.3 billion for the year ended December 31, 2008. On a constant-currency basis, temporary and consultant staffing services gross margin dollars decreased 35% for 2009 compared to 2008. As a percentage of revenues, gross margin dollars for temporary and consultant staffing services were 34.1% in 2009, down from 36.7% in 2008. This year-over year decrease was the result of significantly lower conversion revenues and compression of pay/bill spreads in 2009 compared to 2008. Conversion revenues are earned when a temporary position converts to a permanent position. As there are no direct costs related to conversion revenues, the gross margin percentage is favorably impacted as the mix of conversion revenues increases. Pay/bill spreads represent the differential between wages paid to temporary employees and amounts billed to clients.

Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $182 million for the year ended December 31, 2009, down 57% from $427 million for the year ended December 31, 2008. On a constant-currency basis, permanent placement gross margin dollars decreased 56% for 2009 compared to 2008. Because reimbursable expenses for permanent placement staffing services are de minimis, the decrease in gross margin dollars is substantially explained by the decrease in revenues previously discussed.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $80 million for the year ended December 31, 2009, down 48% from $155 million for the year ended December 31, 2008. On a constant-currency basis, risk consulting and internal audit gross margin dollars decreased 48% for 2009 compared to 2008. As a percentage of revenues, gross margin dollars for risk consulting and internal audit services were 20.8% in 2009, down from 28.3% in 2008. The year-over-year margin decline is primarily due to lower staff utilization levels resulting from lower revenues as well as higher staff reduction charges.

Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The Company’s selling, general and administrative expenses were $1.0 billion for the year ended December 31, 2009, down 31% from $1.5 billion for the year ended December 31, 2008. As a percentage of revenues, the Company’s selling, general and administrative expenses were 34.1% for 2009, up from 32.5% for 2008. For 2009 compared to 2008, selling, general and administrative expenses decreased for all three of the Company’s reportable segments. Selling, general and administrative expenses as a percentage of revenues increased for all three of the Company’s reportable segments in 2009 compared to 2008. Contributing factors for each reportable segment are discussed below in further detail.

Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $738 million for the year ended December 31, 2009, down 25% from $983 million for the year ended December 31, 2008. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 29.8% in 2009, up from 27.1% in 2008. For 2009 compared to 2008, increases as a percentage of revenues for administration costs, fixed overhead, variable overhead and advertising were partially offset by decreases as a percentage of revenues for field compensation and expenses related to doubtful accounts receivable.

Selling, general and administrative expenses for the Company’s permanent placement staffing division were $189 million for the year ended December 31, 2009, down 49% from $367 million for the year ended

December 31, 2008. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 103.7% in 2009, up from 85.8% in 2008. For 2009 compared to 2008, increases as a percentage of revenues for fixed overhead, administration costs, variable overhead, field compensation, advertising and expenses related to doubtful accounts receivable drove the overall increase.

Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $111 million for the year ended December 31, 2009, down 25% from $147 million for the year ended December 31, 2008. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 28.9% in 2009, up from 26.9% in 2008. For 2009 compared to 2008, increases as a percentage of revenues for fixed overhead and administration costs were partially offset by decreases as a percentage of revenues for variable overhead, expenses related to doubtful accounts receivable and advertising.

Operating Income.    The Company’s total operating income was $67 million, or 2.2% of revenues, for the year ended December 31, 2009, down 84% from $417 million, or 9.1% of revenues, for the year ended December 31, 2008. For the Company’s temporary and consultant staffing services division, operating income was $105 million, or 4.2% of applicable revenues, down 70% from $349 million, or 9.6% of applicable revenues, in 2008. For the Company’s permanent placement staffing division, operating loss was $7 million, or negative 3.8% of applicable revenues, down 112% from operating income of $61 million, or 14.1% of applicable revenues, in 2008. For the Company’s risk consulting and internal audit services division, operating loss was $31 million, or negative 8.0% of applicable revenues, down 522% from operating income of $7 million, or 1.3% of applicable revenues, in 2008.

Amortization of intangible assets.    Amortization of intangible assets was $1.5 million and $2.6 million for the years ended December 31, 2009 and 2008, respectively. Intangible assets result from the Company’s acquisitions. For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. Net intangible assets, consisting primarily of goodwill, represented 15% of total assets and 21% of total stockholders’ equity at December 31, 2009.

Interest income and expense.    Interest income for the years ended December 31, 2009 and 2008, was $1.9 million and $10.5 million, respectively. Lower 2009 interest income was due to lower interest rates partially offset by higher average cash balances. Interest expense for the years ended December 31, 2009 and 2008, was $0.5 million and $5.3 million, respectively.

Provision for income taxes.    The provision for income taxes was 44% and 40% for the years ended December 31, 2009 and 2008, respectively. The 2009 increase is partially due to losses in international locations where corresponding tax benefits are not being recognized. Also contributing to the increase is the larger percentage impact that permanent non-deductible tax items have on lower year-over-year income before taxes.

Years ended December 31, 2008 and 2007

Revenues.    The Company’s revenues were $4.6 billion for the year ended December 31, 2008, remaining flat compared to $4.6 billion for the year ended December 31, 2007. Revenues from foreign operations represented 29% and 24% of total revenues for the years ended December 31, 2008 and 2007, respectively. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services. In 2008, revenues in the temporary and consultant staffing services division were flat compared to 2007, while revenues in both the permanent placement and risk consulting and internal audit services divisions were down compared to 2007. Contributing factors for each reportable segment are discussed below in further detail.

Temporary and consultant staffing services revenues were $3.6 billion for the year ended December 31, 2008, remaining flat compared to revenues of $3.6 billion for the year ended December 31, 2007. On a constant-currency basis, temporary and consultant staffing services revenues decreased 1% for 2008 compared to 2007. In the latter part of 2008, demand for the Company’s temporary and consultant staffing services decreased significantly as global labor markets weakened along with general macroeconomic conditions. In the United States, 2008 revenues decreased 6% compared to 2007, driven primarily by an 18% decrease in the fourth quarter. The United States decrease was partially offset by the Company’s revenues from foreign operations which increased 16% for 2008 compared to 2007. On a constant-currency basis, the Company’s revenues from foreign operations increased 14% for 2008 compared to 2007.

Permanent placement revenues were $427 million for the year ended December 31, 2008, down 4% from revenues of $444 million for the year ended December 31, 2007. On a constant-currency basis, permanent placement revenues decreased 5% for 2008 compared to 2007. In the United States, 2008 revenues decreased 17% compared to 2007, driven primarily by a 41% decrease in the fourth quarter. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue. The December 2008 unemployment rate in the U.S. was 7.4%, its highest level since 1992. The United States decrease was partially offset by the Company’s revenues from foreign operations which increased 22% for 2008 compared to 2007. On a constant-currency basis, the Company’s revenues from foreign operations increased 17% for 2008 compared to 2007.

Risk consulting and internal audit services revenues were $547 million for the year ended December 31, 2008, down 1% from revenues of $552 million for the year ended December 31, 2007. On a constant-currency basis, risk consulting and internal audit services revenues decreased 2% for 2008 compared to 2007 due to a significant decline in revenues produced by compliance-related projects, mainly those tied to the Sarbanes-Oxley Act, a trend which may continue. In addition, the fourth quarter weakening in global macroeconomic conditions negatively impacted demand. In the United States, 2008 revenues decreased 6% compared to 2007, including a 23% decrease in the fourth quarter. The United States decrease was partially offset by the Company’s revenues from foreign operations which increased 13% for 2008 compared to 2007. On a constant-currency basis, the Company’s revenues from foreign operations increased 7% for 2008 compared to 2007.

Gross Margin.    The Company’s gross margin dollars were $1.9 billion for the year ended December 31, 2008, down 3% from $2.0 billion for the year ended December 31, 2007. For 2008 compared to 2007, gross margin dollars for all three of the Company’s reportable segments decreased under difficult economic conditions. Gross margin dollars as a percentage of revenues also decreased for the Company’s temporary and consultant staffing services and risk consulting and internal audit services divisions on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $1.3 billion for the year ended December 31, 2008, down 2% from to $1.4 billion for the year ended December 31, 2007. On a constant-currency basis, temporary and consultant staffing services gross margin dollars decreased 3% for 2008 compared to 2007. As a percentage of revenues, gross margin dollars for temporary and consultant staffing services were 36.7% in 2008, down from 37.2% in 2007. This year-over year decrease was primarily the result of a decrease in temp-to-hire conversion revenues in 2008 compared to 2007. Conversion revenues are earned when a temporary position converts to a permanent position. As there are no direct costs related to conversion revenues, the gross margin percentage is favorably impacted as the mix of conversion revenues increases.

Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $427 million for the year ended December 31, 2008, down 4% from $444 million for the year ended December 31, 2007. On a constant-currency basis, permanent placement gross margin dollars decreased 5% for 2008 compared to 2007. Because reimbursable expenses for permanent placement staffing services are de minimis, the decrease in gross margin dollars is substantially explained by the decrease in revenues previously discussed.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $155 million for the year ended December 31, 2008, down 11% from $175 million for the year ended December 31, 2007. On a constant-currency basis, risk consulting and internal audit gross margin dollars decreased 13% for 2008 compared to 2007. As a percentage of revenues, gross margin dollars for risk consulting and internal audit services were 28.3% in 2008, down from 31.6% in 2007. Because costs relative to revenues are generally higher in foreign operations than in the U.S., the gross margin percentage is unfavorably impacted as the mix of foreign activity increases. In 2008 risk consulting and internal audit services revenues from foreign operations increased to 30% compared to 27% in 2007, contributing most of the year-over-year margin decline.

Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The Company’s selling, general and administrative expenses were $1.5 billion for both the years ended December 31, 2008 and 2007. For 2008 compared to 2007, selling, general and administrative expenses decreased in the Company’s temporary and consultant staffing services and risk consulting and internal audit services divisions, and increased in the Company’s permanent placement staffing division. Selling, general and administrative expenses as a percentage of revenues were essentially flat in the Company’s temporary and consultant staffing services division, increased in the Company’s permanent placement staffing division and decreased in the Company’s internal audit and risk consulting services division, compared to 2007. Contributing factors for each reportable segment are discussed below in further detail.

Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $983 million for the year ended December 31, 2008, essentially flat compared to $986 million for the year ended December 31, 2007. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 27.1% in 2008, essentially flat compared to 27.0% in 2007. For 2008 compared to 2007, increases as a percentage of revenues for administration costs, fixed overhead and expenses related to doubtful accounts receivable were partially offset by decreases as a percentage of revenues for field compensation, variable overhead and advertising. As revenues declined in the latter part of 2008 under difficult economic conditions, the Company enhanced its focus on cost alignment measures, resulting in an 11% decrease in selling, general and administrative expenses in the Company’s temporary and consultant staffing services division in the fourth quarter of 2008 compared to the fourth quarter of 2007.

Selling, general and administrative expenses for the Company’s permanent placement staffing division were $367 million for the year ended December 31, 2008, up 2% from $358 million for the year ended December 31, 2007. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 85.8% in 2008, up from 80.6% in 2007. For 2008 compared to 2007, increases as a percentage of revenues for field compensation, fixed overhead, administration costs, advertising and expenses related to doubtful accounts receivable were partially offset by decreases as a percentage of revenues for variable overhead. As revenues declined in the latter part of 2008 under difficult economic conditions, the Company enhanced its focus on cost alignment measures, resulting in a 24% decrease in selling, general and administrative expenses in the Company’s permanent placement staffing division in the fourth quarter of 2008 compared to the fourth quarter of 2007.

Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $147 million for the year ended December 31, 2008, down 4% from $154 million for the year ended December 31, 2007. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 26.9% in 2008, down from 27.8% in 2007. For 2008 compared to

2007, decreases as a percentage of revenues for variable overhead and advertising were partially offset by increases as a percentage of revenues for fixed overhead and expenses related to doubtful accounts receivable. As revenues declined in the latter part of 2008 under difficult economic conditions, the Company enhanced its focus on cost alignment measures, resulting in a 17% decrease in selling, general and administrative expenses in the Company’s risk consulting and internal audit division in the fourth quarter of 2008 compared to the fourth quarter of 2007.

Operating Income.    The Company’s total operating income was $417 million, or 9.1% of revenues, for the year ended December 31, 2008, down 13% from $480 million, or 10.3% of revenues, for the year ended December 31, 2007. For the Company’s temporary and consultant staffing services division, operating income was $349 million, or 9.6% of applicable revenues, down 6% from $373 million, or 10.2% of applicable revenues, in 2007. For the Company’s permanent placement staffing division, operating income was $61 million, or 14.1% of applicable revenues, down 30% from $86 million, or 19.4% of applicable revenues, in 2007. For the Company’s risk consulting and internal audit services division, operating income was $7 million or 1.3% of applicable revenues, down 65% from $21 million, or 3.8% of applicable revenues, in 2007.

Amortization of intangible assets.    Amortization of intangible assets was $2.6 million for both the years ended December 31, 2008 and 2007. Intangible assets result from the Company’s acquisitions. For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. Net intangible assets, consisting primarily of goodwill, represented 13% of total assets and 19% of total stockholders’ equity at December 31, 2008.

Interest income and expense.    Interest income for the years ended December 31, 2008 and 2007, was $10.5 million and $17.2 million, respectively. Lower 2008 interest income was primarily due to lower interest rates. Interest expense for the years ended December 31, 2008 and 2007, was $5.3 million and $4.1 million, respectively.

Provision for income taxes.    The provision for income taxes was 40% for both the years ended December 31, 2008 and 2007.

Liquidity and Capital Resources

The change in the Company’s liquidity during the years ended December 31, 2009, 2008 and 2007, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and payment of dividends.

Cash and cash equivalents were $366 million, $355 million and $310 million at December 31, 2009, 2008 and 2007, respectively. Operating activities provided $240 million during the year ended December 31, 2009, partially offset by $46 million and $192 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $447 million during the year ended December 31, 2008, partially offset by $95 million and $285 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $411 million during the year ended December 31, 2007, offset by $116 million and $452 million of net cash used in investing activities and financing activities, respectively.

Operating activities—Net cash provided by operating activities for the year ended December 31, 2009, was composed of net income of $37 million adjusted for non-cash items of $127 million, and net cash provided by changes in working capital of $76 million. Net cash provided by operating activities for the year ended December 31, 2008, was composed of net income of $250 million adjusted for non-cash items of $150 million, and net cash provided by changes in working capital of $47 million. Net cash provided by operating activities for the year ended December 31, 2007, was composed of net income of $296 million adjusted for non-cash items of $124 million, and net cash used by changes in working capital of $9 million.

Investing activities—Cash used in investing activities for the year ended December 31, 2009, was $46 million. This was primarily composed of capital expenditures of $41 million and deposits to trusts for employee benefits and retirement plans of $5 million. Cash used in investing activities for the year ended December 31, 2008, was $95 million. This was primarily composed of capital expenditures of $73 million and deposits to trusts for employee benefits and retirement plans of $21 million. Cash used in investing activities for the year ended December 31, 2007, was $116 million. This was composed of capital expenditures of $84 million, purchases of goodwill and other intangible assets of $19 million, and deposits to trusts for employee benefits and retirement plans of $13 million.

Financing activities—Cash used in financing activities for the year ended December 31, 2009, was $192 million. This included repurchases of $150 million in common stock and $72 million in cash dividends to stockholders, offset by proceeds of $25 million from exercises of stock options and the excess tax benefits from stock-based compensation of $5 million. Cash used in financing activities for the year ended December 31, 2008, was $285 million. This included repurchases of $245 million in common stock, $69 million in cash dividends to stockholders and principal payments on notes payable and other indebtedness of $2 million, offset by proceeds of $27 million from exercises of stock options and the excess tax benefits from stock-based compensation of $4 million. Cash used in financing activities for the year ended December 31, 2007, was $452 million. This included repurchases of $453 million in common stock and $66 million in cash dividends to stockholders, partially offset by proceeds of $52 million from exercises of stock options and the excess tax benefits from stock-based compensation of $15 million.

As of December 31, 2009, the Company is authorized to repurchase, from time to time, up to 5.1 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the years ended December 31, 2009, 2008 and 2007, the Company repurchased approximately 4.7 million shares, 9.4 million shares and 12.2 million shares of common stock on the open market for a total cost of $110 million, $203 million and $397 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the years ended December 31, 2009, 2008 and 2007, such repurchases totaled approximately 1.7 million shares, 1.6 million shares and 1.6 million shares at a cost of $40 million, $42 million and $58 million, respectively. Repurchases of shares have been funded with cash generated from operations.

The Company’s working capital at December 31, 2009, included $366 million in cash and cash equivalents. The Company’s working capital requirements relate primarily to accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short- and long-term basis.

On February 10, 2010, the Company announced a quarterly dividend of $.13 per share to be paid to all shareholders of record on February 25, 2010. The dividend will be paid on March 15, 2010.

The Company’s cash flows generated from operations are also the primary source for funding various contractual obligations. The table below summarizes the Company’s major commitments as of December 31, 2009 (in thousands):

	Payments due by period
Contractual Obligations	2010	2011 and 2012	2013 and 2014	Thereafter	Total
Long-term debt obligations	$277	$534	$505	$1,766	$3,082
Operating lease obligations	108,274	148,834	76,419	114,298	447,825
Purchase obligations	18,627	2,035	4	—	20,666
Other liabilities	1,320	1,998	1,515	8,645	13,478

Total	$128,498	$153,401	$78,443	$124,709	$485,051

Long-term debt obligations consist of promissory notes and related interest as well as other forms of indebtedness issued in connection with certain acquisitions and other payment obligations. Operating lease obligations consist of minimum rental commitments for 2010 and thereafter under non-cancelable leases in effect at December 31, 2009. Purchase obligations consist of purchase commitments primarily related to telecom service agreements, software licenses and subscriptions, and computer hardware and software maintenance agreements. The above table does not reflect $13.1 million of unrecognized tax benefits which the Company has accrued for uncertain tax positions in accordance with FASB authoritative guidance. As of December 31, 2009, the Company classified $11.1 million of its unrecognized tax benefits as a current liability, as these amounts are expected to be resolved in the next twelve months. The remaining $2.0 million of unrecognized tax benefits have been classified as a non-current liability, as a reasonably reliable estimate of the period of future payments, if any, could not be determined.

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

For the year ended December 31, 2009, approximately 29% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

Item 8.    Financial Statements and Supplementary Data

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share amounts)

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$365,794	$354,756
Accounts receivable, less allowances of $21,423 and $34,217	362,392	484,808
Deferred income taxes and other current assets	194,448	193,335

Total current assets	922,634	1,032,899
Goodwill and other intangible assets, net	189,728	189,382
Property and equipment, net	124,658	145,699
Deferred income taxes	46,515	43,870

Total assets	$1,283,535	$1,411,850

LIABILITIES
Accounts payable and accrued expenses	$101,610	$111,645
Accrued payroll costs and retirement obligations	265,245	301,102
Current portion of notes payable and other indebtedness	113	105

Total current liabilities	366,968	412,852
Notes payable and other indebtedness, less current portion	1,779	1,892
Other liabilities	14,978	13,218

Total liabilities	383,725	427,962

Commitments and Contingencies (Note I)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 148,645,335 and 150,943,324 shares	149	151
Capital surplus	854,081	949,474
Accumulated other comprehensive income	45,580	34,263
Retained earnings	—	—

Total stockholders’ equity	899,810	983,888

Total liabilities and stockholders’ equity	$1,283,535	$1,411,850

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2009	2008	2007
Net service revenues	$3,036,547	$4,600,554	$4,645,666
Direct costs of services, consisting of payroll, payroll taxes, insurance costs and reimbursable expenses	1,932,868	2,686,983	2,667,838

Gross margin	1,103,679	1,913,571	1,977,828
Selling, general and administrative expenses	1,036,899	1,496,839	1,497,957
Amortization of intangible assets	1,460	2,617	2,594
Interest income, net	(1,443)	(5,161)	(13,127)

Income before income taxes	66,763	419,276	490,404
Provision for income taxes	29,500	169,095	194,192

Net income	$37,263	$250,181	$296,212

Net income available to common stockholders	$35,067	$242,744	$288,763

Net income per share (Note L):
Basic	$.24	$1.60	$1.81
Diluted	$.24	$1.59	$1.78

Shares:
Basic	145,912	151,607	159,767
Diluted	146,611	152,528	162,568

Cash dividends declared per share	$.48	$.44	$.40

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Years Ended December 31,
	2009	2008	2007
COMMON STOCK—SHARES:
Balance at beginning of period	150,943	158,058	167,848
Net issuances of restricted stock	2,400	2,240	1,297
Repurchases of common stock	(6,398)	(11,000)	(13,835)
Exercises of stock options	1,700	1,645	2,748

Balance at end of period	148,645	150,943	158,058

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$151	$158	$168
Net issuances of restricted stock	2	2	1
Repurchases of common stock	(6)	(11)	(14)
Exercises of stock options	2	2	3

Balance at end of period	$149	$151	$158

CAPITAL SURPLUS:
Balance at beginning of period	$949,474	$915,038	$1,003,926
Net issuances of restricted stock at par value	(2)	(2)	(1)
Repurchases of common stock—excess over par value	(112,549)	(63,913)	(225,641)
Cash dividends ($.48 per share)	(72,459)	—	—
Exercises of stock options—excess over par value	24,949	27,478	52,383
Stock-based compensation expense—restricted stock and stock units	60,320	63,571	53,830
Stock-based compensation expense—stock options	828	5,109	9,229
Tax impact of equity incentive plans	3,520	2,193	21,312

Balance at end of period	$854,081	$949,474	$915,038

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$34,263	$68,853	$38,577
Translation adjustments	11,317	(34,590)	30,276

Balance at end of period	$45,580	$34,263	$68,853

RETAINED EARNINGS:
Balance at beginning of period	$—	$—	$—
Cumulative impact from adoption of ASC 740	—	—	(1,709)
Repurchases of common stock—excess over par value	(37,263)	(181,573)	(228,983)
Cash dividends ($.44 per share and $.40 per share)	—	(68,608)	(65,520)
Net income	37,263	250,181	296,212

Balance at end of period	$—	$—	$—

COMPREHENSIVE INCOME:
Net income	$37,263	$250,181	$296,212
Translation adjustments	11,317	(34,590)	30,276

Total comprehensive income	$48,580	$215,591	$326,488

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,263	$250,181	$296,212
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,460	2,617	2,594
Depreciation expense	63,806	70,593	68,847
Stock-based compensation expense—restricted stock and stock units	60,320	63,571	53,830
Stock-based compensation expense—stock options	828	5,109	9,229
Excess tax benefits from stock-based compensation	(4,751)	(3,688)	(14,690)
Provision for deferred income taxes	5,752	(6,043)	(7,242)
Provision for doubtful accounts	(839)	18,137	11,359
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	133,541	67,283	(54,723)
(Decrease) increase in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	(52,210)	(5,238)	26,944
(Decrease) increase in income taxes payable	(3,830)	(12,941)	28,839
Change in other assets, net of change in other liabilities	(1,187)	(2,456)	(9,975)

Net cash flows provided by operating activities	240,153	447,125	411,224

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of goodwill and other intangible assets and other assets	—	(272)	(19,524)
Capital expenditures	(41,248)	(73,413)	(83,777)
Increase in trusts for employee benefits and retirement plans	(4,719)	(21,116)	(12,949)

Net cash flows used in investing activities	(45,967)	(94,801)	(116,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(149,818)	(245,497)	(452,944)
Cash dividends paid	(72,149)	(68,608)	(65,520)
Decrease in notes payable and other indebtedness	(105)	(1,980)	(352)
Excess tax benefits from stock-based compensation	4,751	3,688	14,690
Proceeds from exercises of stock options	24,951	27,480	52,386

Net cash flows used in financing activities	(192,370)	(284,917)	(451,740)

Effect of exchange rate changes on cash and cash equivalents	9,222	(22,651)	19,287

Net increase (decrease) in cash and cash equivalents	11,038	44,756	(137,479)
Cash and cash equivalents at beginning of period	354,756	310,000	447,479

Cash and cash equivalents at end of period	$365,794	$354,756	$310,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$441	$485	$505
Income taxes, net of refunds	$21,759	$192,205	$165,866
Purchase of goodwill and other intangible assets and other assets:
Assets acquired
Goodwill and other intangible assets	$—	$272	$16,917
Other assets	—	—	3,002
Liabilities incurred
Other liabilities	—	—	(395)

Cash paid, net of cash acquired	$—	$272	$19,524

Non-cash items:
Stock repurchases awaiting settlement	$—	$—	$1,694

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

Basis of Presentation.    The Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). The Company has performed an evaluation of subsequent events through February 18, 2010, which is the date the financial statements were issued.

Principles of Consolidation.    The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany balances have been eliminated.

Use of Estimates.    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of December 31, 2009, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses and income and other taxes. Management estimates are also utilized in the Company’s goodwill impairment assessment.

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

Advertising Costs.    The Company expenses all advertising costs as incurred. Advertising expense totaled $32.2 million, $50.2 million and $59.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Goodwill and Intangible Assets.    Intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment analysis during the second quarter in each of the three years ended December 31, 2009, and determined that no adjustment to the carrying value of goodwill was required.

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

Workers’ Compensation.    Except for states which require participation in state-operated insurance funds, the Company retains the economic burden for the first $0.5 million per occurrence in workers’ compensation claims. Workers’ compensation includes ongoing healthcare and indemnity coverage for claims and may be paid over numerous years following the date of injury. Claims in excess of $0.5 million are insured. Workers’ compensation expense includes the insurance premiums for claims in excess of $0.5 million, claims

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note A—Summary of Significant Accounting Policies (Continued)

administration fees charged by the Company’s workers’ compensation administrator, premiums paid to state- operated insurance funds, and an estimate for the Company’s liability for Incurred But Not Reported (“IBNR”) claims and for the ongoing development of existing claims.

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

Internal-use Software.    The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. The Company capitalized approximately $16.7 million, $16.2 million and $13.3 million of internal-use software development costs for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B—New Accounting Pronouncements

Determining Fair Value When The Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.    In April 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which highlights and expands on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. This authoritative guidance became effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance during the three months ended June 30, 2009, did not have an impact on the Company’s Financial Statements.

Subsequent Events.    In May 2009, the FASB issued authoritative guidance which establishes standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued. This guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for this date. This authoritative guidance became effective for interim or annual periods ending after June 15, 2009. The adoption of this guidance during the three months ended June 30, 2009, did not have a material effect on the Company’s Financial Statements.

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

Fair Value Measurement of Liabilities.    In August 2009, the FASB issued authoritative guidance which provides clarification regarding the required techniques for the fair value measurement of liabilities. This update applies to all entities that measure liabilities at fair value, and is effective for the first interim or annual reporting period beginning after its issuance in August 2009. The adoption of this guidance during the three months ended December 31, 2009, did not have a material effect on the Company’s Financial Statements.

Revenue Recognition—Multiple-Deliverable Revenue Arrangements.    In October 2009, the FASB issued authoritative guidance which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Furthermore, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This authoritative guidance is effective for fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of this guidance to have a material effect on its Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B—New Accounting Pronouncements (Continued)

Fair Value Measurements and Disclosures.    In January 2010, the FASB issued authoritative guidance which requires certain new disclosures and clarifies certain existing disclosure requirements about fair value measurement as set forth in the FASB Accounting Standards Codification. This authoritative guidance is effective for interim and annual periods beginning after December 15, 2009. The Company does not expect the adoption of this guidance to have a material effect on its Financial Statements.

Note C—Deferred Income Taxes and Other Current Assets

Deferred income taxes and other current assets consisted of the following (in thousands):

	December 31,
	2009	2008
Deferred income taxes	$51,643	$61,955
Deposits in trusts for employee benefits and retirement plans	77,014	72,295
Other	65,791	59,085

	$194,448	$193,335

Note D—Goodwill and Other Intangible Assets, Net

The following table sets forth the activity in goodwill and other intangible assets from December 31, 2007, through December 31, 2009 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balance as of December 31, 2007	$191,068	$4,075	$195,143
Purchase of intangible assets	—	272	272
Translation adjustments	(3,538)	122	(3,416)
Amortization of intangible assets	—	(2,617)	(2,617)

Balance as of December 31, 2008	187,530	1,852	189,382
Translation adjustments	1,806	—	1,806
Amortization of intangible assets	—	(1,460)	(1,460)

Balance as of December 31, 2009	$189,336	$392	$189,728

The estimated remaining amortization expense is $0.4 million for 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31,
	2009	2008
Computer hardware	$121,063	$161,696
Computer software	222,464	259,790
Furniture and equipment	130,296	129,628
Leasehold improvements	127,613	121,861
Other	15,248	16,112

Property and equipment, cost	616,684	689,087
Accumulated depreciation	(492,026)	(543,388)

Property and equipment, net	$124,658	$145,699

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	December 31,
	2009	2008
Payroll and benefits	$126,874	$170,123
Employee retirement obligations	75,392	69,868
Workers’ compensation	25,730	29,630
Payroll taxes	37,249	31,481

	$265,245	$301,102

Included in employee retirement obligations is $64 million at December 31, 2009, and $61 million at December 31, 2008, related to the Company’s Chief Executive Officer for a deferred compensation plan and other benefits.

Note G—Notes Payable and Other Indebtedness

The Company issued promissory notes as well as other forms of indebtedness in connection with certain acquisitions and other payment obligations. These are due in varying installments, carry varying interest rates and, in aggregate, amounted to $1.9 million at December 31, 2009, and $2.0 million at December 31, 2008. At December 31, 2009, $1.8 million of the notes were collateralized by a standby letter of credit. The following table shows the schedule of maturities for notes payable and other indebtedness at December 31, 2009 (in thousands):

2010	$113
2011	123
2012	111
2013	117
2014	128
Thereafter	1,300

$1,892

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note G—Notes Payable and Other Indebtedness (Continued)

At December 31, 2009, the notes carried fixed rates and the weighted average interest rate for the above was approximately 9.0%, 9.0% and 6.5% for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has an uncommitted letter of credit facility (“the facility”) of up to $35.0 million, which is available to cover the issuance of debt support standby letters of credit. The Company had used $24.6 million in debt support standby letters of credit as of December 31, 2009, and $24.7 million as of December 31, 2008. Of the debt support standby letters of credit outstanding, $22.7 million as of December 31, 2009 and 2008, satisfies workers’ compensation insurer’s collateral requirements. There is a service fee of 1.75% on the used portion of the facility. The facility is subject to certain financial covenants and expires on August 31, 2010.

Note H—Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2009, 2008 and 2007, consisted of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007
Current:
Federal	$14,571	$97,262	$144,520
State	4,008	28,046	31,448
Foreign	5,169	49,830	25,466
Deferred:
Federal and state	10,412	(6,569)	(6,599)
Foreign	(4,660)	526	(643)

	$29,500	$169,095	$194,192

Income before the provision for income taxes for the years ended December 31, 2009, 2008 and 2007, consisted of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007
Domestic	$66,756	$337,402	$439,015
Foreign	7	81,874	51,389

	$66,763	$419,276	$490,404

The income taxes shown above varied from the statutory federal income tax rates for these periods as follows:

	Years Ended December 31,
	2009	2008	2007
Federal U.S. income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.0	4.4	4.3
Tax-free interest income	(0.3)	(0.2)	(0.3)
Non-deductible expenses	4.8	0.9	0.5
Non-U.S. income taxed at different rates, net of foreign tax credits	8.0	(0.1)	0.5
Federal tax credits	(2.5)	(0.4)	(0.3)
Tax impact of uncertain tax positions	(5.1)	0.5	0.0
Other, net	2.3	0.2	(0.1)

Effective tax rate	44.2%	40.3%	39.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H—Income Taxes (Continued)

The deferred portion of the tax provision consisted of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007
Amortization of franchise rights	$628	$824	$994
Amortization of other intangibles	535	366	(214)
Accrued expenses, deducted for tax when paid	5,069	(6,398)	(8,544)
Capitalized costs for books, deducted for tax	6,809	7,577	6,701
Depreciation	(9,804)	(2,113)	(3,146)
Federal impact of unrecognized tax benefits	1,353	831	(3,242)
Foreign tax credit carryforwards	5,434	(5,434)	—
Other, net	(4,272)	(1,696)	209

	$5,752	$(6,043)	$(7,242)

The deferred income tax amounts included on the Consolidated Statements of Financial Position are comprised of the following (in thousands):

	December 31,
	2009	2008
Current deferred income tax assets, net	$51,643	$61,955
Long-term deferred income tax assets, net	46,515	43,870

	$98,158	$105,825

The components of the deferred income tax amounts at December 31, 2009 and 2008, were as follows (in thousands):

	December 31,
	2009	2008
Deferred Income Tax Assets
Provision for bad debts	$6,778	$11,521
Employee retirement and other benefit obligations	46,177	44,733
Workers’ compensation	9,008	10,404
Deferred compensation	29,406	28,567
Credits and net operating loss carryforwards	32,971	33,330
Property and equipment basis differences	36	—
Other	16,734	15,491

Total deferred income tax assets	141,110	144,046

Deferred Income Tax Liabilities
Amortization of intangible assets	(17,287)	(16,124)
Property and equipment basis differences	—	(2,718)
Other	(4,505)	(4,801)

Total deferred income tax liabilities	(21,792)	(23,643)
Valuation allowance	(21,160)	(14,578)

Total deferred income tax assets, net	$98,158	$105,825

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H—Income Taxes (Continued)

The Company has net operating loss carryforwards in a number of states. The tax benefit of these net operating losses is $0.2 million. These state net operating losses expire in 2011 and later. The Company has net operating loss carryforwards in foreign countries. The tax benefit of these net operating losses is $26.2 million. These net operating losses expire in 2010 and later.

The Company has not provided deferred income taxes or foreign withholding taxes on $2.7 million and $6.5 million of undistributed earnings of its non-U.S. subsidiaries as of December 31, 2009 and 2008, respectively, since the Company intends to reinvest these earnings indefinitely. The U.S. tax impact upon repatriation, net of foreign tax credits, would be $0.3 million and $0.7 million for the years ended December 31, 2009 and 2008, respectively.

FASB authoritative guidance prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The literature also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The following table reconciles the total amounts of gross unrecognized tax benefits from January 1, 2007 to December 31, 2009 (in thousands):

	December 31,
	2009	2008	2007
Balance at beginning of period	$20,485	$5,783	$8,088
Gross increases—tax positions in prior years	2,152	15,144	523
Gross decreases—tax positions in prior years	(6,592)	(332)	(1,465)
Gross increases—tax positions in current year	130	493	122
Settlements	(3,040)	(543)	(1,450)
Lapse of statute of limitations	—	(60)	(35)

Balance at end of period	$13,135	$20,485	$5,783

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $3.0 million, $2.9 million and $4.2 million for 2009, 2008 and 2007, respectively.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The total amount of interest and penalties accrued as of December 31, 2009, is $5.6 million, including a $2.8 million reduction recorded in income tax expense during the year. The total amount of interest and penalties accrued as of December 31, 2008, was $7.9 million, including $3.1 million recorded in income tax expense during the year. The total amount of interest and penalties accrued as of December 31, 2007, was $4.9 million, including $1.9 million recorded in income tax expense during the year.

The Company believes it is reasonably possible that the settlement of certain tax uncertainties could occur within the next twelve months; accordingly, $11.1 million, $18.4 million and $3.5 million of the unrecognized gross tax benefit has been classified as a current liability as of December 31, 2009, 2008 and 2007, respectively. These amounts primarily represent unrecognized tax benefits comprised of items related to assessed state income tax audits, as well as state, U.S. and Canadian federal settlement negotiations.

The Company’s major income tax jurisdictions are the United States and Canada. For U.S. federal income tax, the Company remains subject to examination for 2002 and subsequent years. For major U.S. states, with few exceptions, the Company remains subject to examination for 2002 and subsequent years. For Canada, the Company remains subject to examination for 2002 and subsequent years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note I—Commitments and Contingencies

Rental expense, primarily for office premises, amounted to $107.8 million, $108.8 million and $95.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. The approximate minimum rental commitments for 2010 and thereafter under non-cancelable leases in effect at December 31, 2009 were as follows (in thousands):

2010	$108,274
2011	82,936
2012	65,898
2013	44,775
2014	31,644
Thereafter	114,298

$447,825

Additionally, as of December 31, 2009, the Company had future purchase commitments of approximately $21 million over the next three years primarily related to telecom service agreements, software licenses and subscriptions, and computer hardware and software maintenance agreements.

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

On May 4, 2006, Plaintiff Don Tran, on behalf of himself and a putative class of salaried Consultants and Senior Consultants, and a sub-class of terminated salaried Consultants and Senior Consultants, filed a complaint in California Superior Court naming Protiviti Inc., a wholly owned subsidiary of the Company (“Protiviti”), as Defendant. The complaint alleges that salaried consultants based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees. Plaintiff also seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. The complaint further seeks damages and penalties for the failure to provide meal and rest periods, and for the failure to reimburse business expenses, including, without limitation, parking and cellular telephone expenses. On February 28, 2008, the Court allowed Plaintiff to amend the complaint to name as class representatives two additional former Protiviti Consultants, who had worked for Protiviti’s “Internal Audit” business line. Plaintiff Tran had worked for Protiviti’s “Technology Risk” business line. On April 3, 2008, Plaintiffs agreed in open court to dismiss their claim for failure to reimburse business expenses. Plaintiffs filed a motion to certify the class on May 12, 2008 and Protiviti filed a motion to strike the class allegations on the same date. Plaintiffs filed a motion to certify the class on May 12, 2008 and Protiviti filed a motion to strike the class allegations on the same date. On December 18, 2008, the Court ruled that it would

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note I—Commitments and Contingencies (Continued)

certify two classes, one of California Consultants and another of California Senior Consultants, on the overtime pay claims. The Court also ruled that it would deny certification, without prejudice, on the claims for alleged unpaid meal and rest breaks. Further, it ruled that the Plaintiffs must submit a detailed trial plan, which the Court may use to revisit the class certification issue. On February 6, 2009, the Court issued its order certifying the two classes described above on the overtime pay claims. Subsequent thereto, notice of the lawsuit was mailed to the two classes by Defendant. The period for potential class members to opt out of the classes closed on September 5, 2009. The Court has set a trial date for July 12, 2010. A ruling in the unrelated Harris case referenced elsewhere in this Note I may have a material adverse bearing on Protiviti’s position in this litigation. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. Protiviti believes it has meritorious defenses to the allegations, and Protiviti intends to continue to vigorously defend against the litigation.

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

On December 28, 2009, Plaintiff Eric Presser, on behalf of himself and a putative class of all allegedly similarly situated Staffing Managers in the state of Florida, filed a complaint in the United States District Court for the Middle District of Florida naming the Company as Defendant. The complaint alleges that Staffing Managers based in Florida have been misclassified as exempt from the Fair Labor Standards Act’s minimum wage and overtime requirements. Plaintiff seeks an unspecified amount for unpaid overtime on behalf of himself and the class he purports to represent. Plaintiff also seeks an unspecified amount for statutory penalties,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note I—Commitments and Contingencies (Continued)

attorneys’ fees and other damages. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to vigorously defend against the litigation.

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

Note J—Stockholders’ Equity

Stock Repurchase Program.    As of December 31, 2009, the Company is authorized to repurchase, from time to time, up to 5.1 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the years ended December 31, 2009, 2008 and 2007, the Company repurchased approximately 4.7 million shares, 9.4 million shares and 12.2 million shares of common stock on the open market for a total cost of $110 million, $203 million and $397 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the years ended December 31, 2009, 2008 and 2007, such repurchases totaled approximately 1.7 million shares, 1.6 million shares and 1.6 million shares at a cost of $40 million, $42 million and $58 million, respectively. Repurchases of shares have been funded with cash generated from operations.

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for each of the three years ended December 31, 2009, (consisting of stock option exercises and the purchase of shares for the treasury) is presented in the Consolidated Statements of Stockholders’ Equity.

Cash Dividends.    The Company’s Board of Directors may at their discretion declare and pay dividends upon the shares of the Company’s stock either out of the Company’s retained earnings or capital surplus. During the years ended December 31, 2009, 2008 and 2007, the Company declared cash dividends of $.48 per share, $.44 per share and $.40 per share, respectively.

Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus. As a result, the Company had no retained earnings as of December 31, 2009 and 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Stock Plans (Continued)

Recipients of restricted stock do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant, and for grants made prior to July 28, 2009, receive all dividends with respect to such shares on the dividend payment dates, whether or not the shares have vested as long as any performance condition has been met. Restricted stock grants made on or after July 28, 2009, contain forfeitable rights to dividends. Dividends for these grants are accrued on the dividend payment dates but are not paid until the shares vest, and dividends accrued for shares that ultimately do not vest are forfeited. Recipients of stock units do not pay any cash consideration for the units, do not have the right to vote, and do not receive dividends with respect to such units. Compensation expense for restricted stock and stock units is generally recognized on a straight-line basis over the vesting period, based on the stock’s fair market value on the grant date. For restricted stock grants issued with performance conditions, compensation expense is recognized over each vesting tranche.

Stock-based compensation expense recognized in the Company’s Financial Statements for the years ended December 31, 2009, 2008 and 2007, included compensation expense for stock options, which includes grants made prior to, but not yet vested as of December 31, 2005, as well as stock options granted subsequent to December 31, 2005.

FASB authoritative guidance requires that excess tax benefits be recognized as an addition to capital surplus and that unrealized tax benefits be recognized as income tax expense unless there are excess tax benefits from previous equity awards to which it can be offset. The Company calculates the amount of eligible excess tax benefits that are available to offset future tax shortfalls in accordance with the long-form method described in the FASB authoritative guidance.

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

Stock-based compensation expense related to stock options for the years ended December 31, 2009, 2008 and 2007, was $0.8 million, $5.1 million and $9.2 million, respectively. Stock-based compensation expense related to restricted stock and stock units for the years ended December 31, 2009, 2008 and 2007, was $60.3 million, $63.6 million and $53.8 million, respectively. As of December 31, 2009, 2008 and 2007, total unrecognized compensation cost, net of estimated forfeitures, was $0.2 million, $0.6 million and $4.7 million, respectively, related to stock options and $80.3 million, $100.4 million and $100.6 million, respectively, related to restricted stock and stock units. The unrecognized compensation cost is expected to be recognized over the next 4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Stock Plans (Continued)

The following table reflects activity under all stock plans from December 31, 2006 through December 31, 2009, and the weighted average exercise prices (in thousands, except per share amounts):

	Restricted Stock Plans		Stock Option Plans
	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2006	4,529	$30.92	14,193	$20.29
Granted	1,688	$37.50	—	—
Exercised	—	—	(2,748)	$19.06
Restrictions lapsed	(1,659)	$29.36	—	—
Forfeited	(180)	$34.89	(169)	$26.10

Outstanding, December 31, 2007	4,378	$33.88	11,276	$20.51
Granted	2,754	$26.60	—	—
Exercised	—	—	(1,645)	$16.71
Restrictions lapsed	(1,847)	$31.08	—	—
Forfeited	(283)	$32.20	(453)	$24.61

Outstanding, December 31, 2008	5,002	$31.00	9,178	$20.98
Granted	2,827	$16.36	—	—
Exercised	—	—	(1,700)	$14.68
Restrictions lapsed	(2,125)	$27.80	—	—
Forfeited	(335)	$25.98	(189)	$25.42

Outstanding, December 31, 2009	5,369	$24.87	7,289	$22.34

The total pre-tax intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007, was $15.5 million, $16.5 million and $45.3 million, respectively. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007, was $51.0 million, $44.0 million and $60.9 million, respectively.

The following table summarizes information about options outstanding as of December 31, 2009 (in thousands, except number of years and per share amounts):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable as of December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$12.22 to $16.95	1,869	2.91	$16.59	$18,960	1,869	2.88	$16.59	$18,960
$17.06 to $22.56	2,406	1.99	$21.72	12,048	2,406	1.97	$21.72	12,048
$22.70 to $26.56	2,113	3.69	$25.01	3,637	2,113	3.54	$25.01	3,637
$26.61 to $34.75	901	3.76	$29.64	—	871	3.46	$29.55	—

	7,289	2.94	$22.34	$34,645	7,259	2.84	$22.30	$34,645

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $26.73 as of December 31, 2009, which would have been received by the option holders had they exercised their in-the-money options as of that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Stock Plans (Continued)

At December 31, 2009, the total number of available shares to grant under the plans (consisting of either restricted stock, stock units, stock appreciation rights or options to purchase common stock) was approximately 10.0 million. Of the 7.3 million options outstanding at December 31, 2009, 7.3 million options were exercisable with a weighted average exercise price of $22.30.

Note L—Net Income Per Share

The calculation of net income per share for the three years ended December 31, 2009 is reflected in the following table (in thousands, except per share amounts):

	Years Ended December 31,
	2009	2008	2007
Basic net income per share:
Net income	$37,263	$250,181	$296,212
Income allocated to participating securities	2,196	7,469	7,548

Net income available to common stockholders	$35,067	$242,712	$288,664

Basic weighted average shares	145,912	151,607	159,767
Basic net income per share	$.24	$1.60	$1.81
Diluted net income per share:
Net income	$37,263	$250,181	$296,212
Income allocated to participating securities	2,196	7,437	7,449

Net income available to common stockholders	$35,067	$242,744	$288,763

Basic weighted average shares	145,912	151,607	159,767
Dilutive effect of potential common shares	699	921	2,801

Diluted weighted average shares	146,611	152,528	162,568

Diluted net income per share	$.24	$1.59	$1.78

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

Upon implementation, the Company retrospectively adjusted its net income per share data to conform to the aforementioned FASB authoritative guidance. For the years ended December 31, 2008 and 2007, the retrospective application resulted in a $.05 per share and $.04 per share reduction in basic net income per share, respectively, and a $.04 per share and $.03 per share reduction in diluted net income per share, respectively.

Potential common shares include the dilutive effect of stock options, unvested performance-based restricted stock, restricted stock which contain forfeitable rights to dividends, and stock units. The weighted average diluted common shares outstanding for the years ended December 31, 2009, 2008 and 2007, respectively, excludes the effect of 4.5 million, 2.8 million, and 0.3 million anti-dilutive potential common shares. Employee stock options will have a dilutive effect under the treasury method only when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds. Under the treasury method, exercise proceeds include the amount the employee must pay for exercising stock options, the amount of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note L—Net Income Per Share (Continued)

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

The following table provides a reconciliation of revenue and operating income (loss) by reportable segment to consolidated results (in thousands):

	Years Ended December 31,
	2009	2008	2007
Net service revenues
Temporary and consultant staffing	$2,471,132	$3,626,183	$3,649,274
Permanent placement staffing	181,856	427,499	444,090
Risk consulting and internal audit services	383,559	546,872	552,302

	$3,036,547	$4,600,554	$4,645,666

Operating income (loss)
Temporary and consultant staffing	$104,521	$348,963	$372,892
Permanent placement staffing	(6,973)	60,482	86,109
Risk consulting and internal audit services	(30,768)	7,287	20,870

	66,780	416,732	479,871
Amortization of intangible assets	1,460	2,617	2,594
Interest income, net	(1,443)	(5,161)	(13,127)

Income before income taxes	$66,763	$419,276	$490,404

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note M—Business Segments (Continued)

The Company does not report total assets by segment. The following tables represent identifiable assets by business segment (in thousands):

	December 31,
	2009	2008	2007
Accounts receivable
Temporary and consultant staffing	$257,918	$348,946	$426,731
Permanent placement staffing	43,815	58,538	77,352
Risk consulting and internal audit services	82,082	111,541	117,550

	$383,815	$519,025	$621,633

	December 31,
	2009	2008	2007
Goodwill
Temporary and consultant staffing	$134,780	$134,091	$136,609
Permanent placement staffing	26,579	26,323	27,005
Risk consulting and internal audit services	27,977	27,116	27,454

	$189,336	$187,530	$191,068

The Company operates internationally, with operations in North America, South America, Europe, Asia and Australia. The following tables represent revenues and long-lived assets by geographic location (in thousands):

	Years Ended December 31,
	2009	2008	2007
Net service revenues
Domestic	$2,161,826	$3,278,594	$3,509,299
Foreign	874,721	1,321,960	1,136,367

	$3,036,547	$4,600,554	$4,645,666

	December 31,
	2009	2008	2007
Assets, long-lived
Domestic	$101,034	$113,474	$121,034
Foreign	23,624	32,225	31,277

	$124,658	$145,699	$152,311

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note N—Quarterly Financial Data (Unaudited)

The following tabulation shows certain quarterly financial data for 2009 and 2008 (in thousands, except per share amounts):

	Quarter				Year Ended December 31,
2009	1	2	3	4
Net service revenues	$823,325	$749,887	$725,912	$737,423	$3,036,547
Gross margin	$293,728	$265,057	$266,411	$278,483	$1,103,679
Income before income taxes	$16,680	$10,225	$17,419	$22,439	$66,763
Net income	$8,788	$5,416	$9,531	$13,528	$37,263
Net income available to common stockholders	$8,308	$4,801	$8,988	$12,969	$35,067
Basic net income per share	$.06	$.03	$.06	$.09	$.24
Diluted net income per share	$.06	$.03	$.06	$.09	$.24

	Quarter				Year Ended December 31,
2008	1	2	3	4
Net service revenues	$1,225,990	$1,224,641	$1,160,086	$989,837	$4,600,554
Gross margin	$510,988	$516,624	$483,573	$402,386	$1,913,571
Income before income taxes	$117,930	$124,119	$110,153	$67,074	$419,276
Net income	$70,784	$74,568	$65,821	$39,008	$250,181
Net income available to common stockholders	$68,833	$72,293	$63,839	$37,806	$242,744
Basic net income per share	$.45	$.47	$.42	$.26	$1.60
Diluted net income per share	$.44	$.47	$.42	$.25	$1.59

Note O—Subsequent Events

On February 10, 2010, the Company announced a quarterly dividend of $.13 per share to be paid to all shareholders of record on February 25, 2010. The dividend will be paid on March 15, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Robert Half International Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Robert Half International Inc., and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 18, 2010

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

Management’s Report on Internal Control over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.    Other Information

None.

PART III

Except as provided below in this Part III, the information required by Items 10 through 14 of Part III is incorporated by reference from Item 1 of this Report and from the registrant’s Proxy Statement, under the captions “Nomination and Election of Directors,” “Beneficial Stock Ownership,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Corporate Governance,” “The Board and Committees” and “Independent Public Accountants” which Proxy Statement will be mailed to stockholders in connection with the registrant’s annual meeting of stockholders which is scheduled to be held in May 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights A	Weighted average exercise price of outstanding options, warrants and rights B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by security holders	3,922,427	$22.38	9,967,988
Equity compensation plans not approved by security holders(a)	3,366,914	$22.28	0
Total	7,289,341	$22.34	9,967,988

(a)	These plans, by their terms, expressly prohibited any grants to directors or executive officers. All such plans were terminated in May 2005, and no future grants may be made under such plans. The information in the table reflects shares issuable upon the exercise of options granted before such plans were terminated.

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

The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Consolidated statements of financial position at December 31, 2009 and 2008.

Consolidated statements of operations for the years ended December 31, 2009, 2008, and 2007.

Consolidated statements of stockholders’ equity for the years ended December 31, 2009, 2008, and 2007.

Consolidated statements of cash flows for the years ended December 31, 2009, 2008, and 2007.

Notes to consolidated financial statements.

Report of independent registered public accounting firm.

Selected quarterly financial data for the years ended December 31, 2009 and 2008 are set forth in Note N—Quarterly Financial Data (Unaudited) included in Item 8 of this report.

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

*10.3	Amended and Restated Retirement Agreement between Registrant and Harold M. Messmer Jr., incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated December 7, 2006.

*10.4	Excise Tax Restoration Agreement as amended and restated, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

*10.5	Outside Directors’ Option Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

*10.6	Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.7	Amended and Restated Deferred Compensation Plan, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

*10.8	Amended and Restated Severance Agreement dated as of April 21, 2009, between Registrant and Paul F. Gentzkow, incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

*10.9	Agreement dated as of July 31, 1995, between Registrant and Paul F. Gentzkow, incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.10	Severance Agreement dated as of October 1, 1991, between Registrant and Paul F. Gentzkow, incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.11	Form of Amended and Restated Severance Agreement, incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

*10.12	Form of Change in Control Severance Agreement, incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*10.13	Form of Indemnification Agreement for Directors of the Registrant, incorporated by reference to (i) Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and (ii) Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

*10.14	Form of Indemnification Agreement for Executive Officers of Registrant, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.15	Senior Executive Retirement Plan, as amended and restated, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

*10.16	Collateral Assignment of Split Dollar Insurance Agreement, incorporated by reference to (i) Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, and (ii) Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Exhibit No.	Exhibit
*10.17	Form of Part-Time Employment Agreement, as amended and restated, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

*10.18	StockPlus Plan, incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

*10.19	Annual Performance Bonus Plan, as amended and restated, incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

*10.20	Stock Option Plan for Field Employees, incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

*10.21	Equity Incentive Plan—Form of Restricted Stock Agreement, incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated October 21, 2004.

*10.22	Equity Incentive Plan—Form of Stock Option Agreement, incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated October 21, 2004.

*10.23	Outside Directors’ Option Plan—Form of Stock Option Agreement, incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated October 21, 2004.

*10.24	Summary of Outside Director Cash Remuneration, incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

*10.25	Stock Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009.

*10.26	Stock Incentive Plan—Form of Restricted Share Agreement for Executive Officers, incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

*10.27	Stock Incentive Plan—Form of Stock Option Agreement for Executive Officers, incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

*10.28	Stock Incentive Plan—Form of Restricted Share Agreement for Outside Directors, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.

*10.29	Stock Incentive Plan—Form of Stock Option Agreement for Outside Directors, incorporated by reference to Exhibit 99.6 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

21.1	Subsidiaries of the Registrant.

23.1	Independent Registered Public Accounting Firm’s Consent.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Rule 1350 Certification of Chief Executive Officer.

32.2	Rule 1350 Certification of Chief Financial Officer.

*    Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

Date: February 18, 2010	By:	/s/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 18, 2010	By:	/s/ HAROLD M. MESSMER, JR.
Harold M. Messmer, Jr. Chairman of the Board, Chief Executive Officer, and a Director (Principal Executive Officer)

Date: February 18, 2010	By:	/s/ ANDREW S. BERWICK, JR.
Andrew S. Berwick, Jr., Director

Date: February 18, 2010	By:	/s/ FREDERICK P. FURTH
Frederick P. Furth, Director

Date: February 18, 2010	By:	/s/ EDWARD W. GIBBONS
Edward W. Gibbons, Director

Date: February 18, 2010	By:	/s/ BARBARA J. NOVOGRADAC
Barbara J. Novogradac, Director

Date: February 18, 2010	By:	/s/ ROBERT J. PACE
Robert J. Pace, Director

Date: February 18, 2010	By:	/s/ FREDERICK A. RICHMAN
Frederick A. Richman, Director

Date: February 18, 2010	By:	/s/ J. STEPHEN SCHAUB
J. Stephen Schaub, Director

Date: February 18, 2010	By:	/s/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President, Chief Financial Officer and a Director (Principal Financial Officer)

Date: February 18, 2010	By:	/s/ MICHAEL C. BUCKLEY
Michael C. Buckley Executive Vice President and Treasurer (Principal Accounting Officer)

Schedule II—Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Charged to Expenses	Deductions	Translation Adjustments	Balance at End of Period
Year Ended December 31, 2007
Allowance for doubtful accounts receivable	$22,495	11,359	(7,684)	2,294	$28,464
Deferred tax valuation allowance	$11,537	3,991	(3,256)	427	$12,699

Year Ended December 31, 2008
Allowance for doubtful accounts receivable	$28,464	18,137	(9,435)	(2,949)	$34,217
Deferred tax valuation allowance	$12,699	4,846	(2,391)	(576)	$14,578

Year Ended December 31, 2009
Allowance for doubtful accounts receivable	$34,217	(839)	(10,504)	(1,451)	$21,423
Deferred tax valuation allowance	$14,578	7,295	(1,320)	607	$21,160