Form 10-Q
period 2010-03-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2010-05-07
CIK 315213

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2010:

150,028,020 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in thousands, except share amounts)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$349,364	$365,794
Accounts receivable, less allowances of $20,856 and $21,423	373,481	362,392
Deferred income taxes and other current assets	183,607	194,448

Total current assets	906,452	922,634
Goodwill and other intangible assets, net	189,418	189,728
Property and equipment, net	116,968	124,658
Deferred and other income taxes	58,207	46,515

Total assets	$1,271,045	$1,283,535

LIABILITIES
Accounts payable and accrued expenses	$93,893	$101,610
Accrued payroll costs and retirement obligations	250,706	265,245
Income taxes payable	1,885	—
Current portion of notes payable and other indebtedness	116	113

Total current liabilities	346,600	366,968
Notes payable and other indebtedness, less current portion	1,749	1,779
Other liabilities	25,927	14,978

Total liabilities	374,276	383,725

Commitments and Contingencies (Note G)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 149,968,567 shares and 148,645,335 shares	150	149
Capital surplus	855,962	854,081
Accumulated other comprehensive income	40,657	45,580
Retained earnings	—	—

Total stockholders’ equity	896,769	899,810

Total liabilities and stockholders’ equity	$1,271,045	$1,283,535

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Net service revenues	$737,173	$823,325
Direct costs of services, consisting of payroll, payroll taxes, insurance costs and reimbursable expenses	469,045	529,597

Gross margin	268,128	293,728
Selling, general and administrative expenses	255,668	277,050
Amortization of intangible assets	269	618
Interest income, net	(74)	(620)

Income before income taxes	12,265	16,680
Provision for income taxes	3,790	7,892

Net income	$8,475	$8,788

Net income available to common stockholders	$7,626	$8,308

Net income per share (Note J):
Basic	$.05	$.06
Diluted	$.05	$.06

Shares:
Basic	144,239	146,878
Diluted	145,673	147,142

Cash dividends declared per share	$.13	$.12

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
COMMON STOCK—SHARES:
Balance at beginning of period	148,645	150,943
Net issuances of restricted stock	1,318	2,241
Repurchases of common stock	(143)	(738)
Exercises of stock options	149	22

Balance at end of period	149,969	152,468

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$149	$151
Net issuances of restricted stock	1	2
Repurchases of common stock	—	(1)

Balance at end of period	$150	$152

CAPITAL SURPLUS:
Balance at beginning of period	$854,081	$949,474
Net issuances, and other changes to, restricted stock—excess over par value	(1)	(2)
Repurchases of common stock—excess over par value	—	(4,561)
Cash dividends ($.13 per share and $.12 per share)	(14,894)	(18,175)
Stock-based compensation expense—restricted stock and stock units	14,074	14,393
Stock-based compensation expense—stock options	87	343
Exercises of stock options—excess over par value	3,196	286
Tax impact of equity incentive plans	(581)	(2,512)

Balance at end of period	$855,962	$939,246

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$45,580	$34,263
Translation adjustments, net of tax	(4,923)	(9,229)

Balance at end of period	$40,657	$25,034

RETAINED EARNINGS:
Balance at beginning of period	$—	$—
Repurchases of common stock—excess over par value	(3,904)	(8,788)
Cash dividends ($.13 per share)	(4,571)	—
Net income	8,475	8,788

Balance at end of period	$—	$—

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,475	$8,788
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	269	618
Depreciation expense	14,923	16,263
Stock-based compensation expense—restricted stock and stock units	14,074	14,393
Stock-based compensation expense—stock options	87	343
Excess tax benefits from stock-based compensation	(421)	(176)
Provision for deferred income taxes	(6,842)	2,161
Provision for doubtful accounts	1,373	199
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(16,183)	66,364
Decrease in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	(18,876)	(48,816)
Increase (decrease) in income taxes payable	8,377	(2,319)
Change in other assets, net of change in other liabilities	9,263	(9,750)

Net cash flows provided by operating activities	14,519	48,068

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,276)	(13,903)
Decrease in trusts for employee benefits and retirement plans	639	648

Net cash flows used in investing activities	(7,637)	(13,255)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(3,904)	(8,041)
Cash dividends paid	(19,592)	(18,099)
Decrease in notes payable and other indebtedness	(27)	(25)
Excess tax benefits from stock-based compensation	421	176
Proceeds from exercises of stock options	3,196	286

Net cash flows used in financing activities	(19,906)	(25,703)

Effect of exchange rate changes on cash and cash equivalents	(3,406)	(4,557)

Net (decrease) increase in cash and cash equivalents	(16,430)	4,553
Cash and cash equivalents at beginning of period	365,794	354,756

Cash and cash equivalents at end of period	$349,364	$359,309

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$152	$107
Income taxes, net of refunds	$1,974	$8,586
Non-cash items:
Stock repurchases awaiting settlement	$—	$5,309

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2010

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

Basis of Presentation. The unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). The comparative year-end condensed consolidated statement of financial position data presented was derived from audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the periods presented have been included. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2009, included in its annual report on Form 10-K. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for a full year.

Principles of Consolidation. The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany balances have been eliminated.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of March 31, 2010, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, and income and other taxes. Management estimates are also utilized in the Company’s goodwill impairment assessment.

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

March 31, 2010

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

Advertising Costs. The Company expenses all advertising costs as incurred. Advertising expense totaled $8.8 million and $8.0 million for the three months ended March 31, 2010 and 2009, respectively.

Comprehensive Income. Comprehensive income includes net income and certain other items that are recorded directly to Stockholders’ Equity. The Company’s only source of other comprehensive income is foreign currency translation adjustments. The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$8,475	$8,788
Translation adjustments	(4,923)	(9,229)

Total comprehensive income	$3,552	$(441)

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

March 31, 2010

Note A—Summary of Significant Accounting Policies (Continued)

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

Income Tax Assets and Liabilities. In establishing its deferred income tax assets and liabilities, the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to its operations. Deferred tax assets and liabilities are measured and recorded using current enacted tax rates, which the Company expects will apply to taxable income in the years in which those temporary differences are recovered or settled. The likelihood of a material change in the Company’s expected realization of these assets is dependent on future taxable income, its ability to use foreign tax credit carryforwards and carrybacks, final U.S. and foreign tax settlements, and the effectiveness of its tax strategies in the various relevant jurisdictions.

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

March 31, 2010

Note A—Summary of Significant Accounting Policies (Continued)

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

Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. The Company capitalized $1.0 million and $5.7 million of internal-use software development costs for the three months ended March 31, 2010 and 2009, respectively.

Note B—New Accounting Pronouncements

Transfers of Financial Assets. In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. This authoritative guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance during the three months ended March 31, 2010, did not have an impact on the Company’s Financial Statements.

Variable Interest Entities. In June 2009, the FASB issued authoritative guidance designed to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This authoritative guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance during the three months ended March 31, 2010, did not have an impact on the Company’s Financial Statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2010

Note B—New Accounting Pronouncements (Continued)

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

Fair Value Measurements and Disclosures. In January 2010, the FASB issued authoritative guidance which requires certain new disclosures and clarifies certain existing disclosure requirements about fair value measurement as set forth in the FASB Codification. This authoritative guidance is effective for interim and annual periods beginning after December 15, 2009. The adoption of this guidance during the three months ended March 31, 2010, did not have an impact on the Company’s Financial Statements.

Subsequent Events. In February 2010, the FASB issued authoritative guidance which removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This authoritative guidance became effective upon issuance. The adoption of this guidance during the three months ended March 31, 2010, did not have an impact on the Company’s Financial Statements.

Note C—Deferred Income Taxes and Other Current Assets

Deferred income taxes and other current assets consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Deferred income taxes	$55,118	$51,643
Deposits in trusts for employee benefits and retirement plans	76,375	77,014
Other	52,114	65,791

	$183,607	$194,448

Note D—Goodwill and Other Intangible Assets, Net

The following table sets forth the activity in goodwill and other intangible assets from December 31, 2009, through March 31, 2010 (in thousands):

	Goodwill	Other Intangible Assets	Total
Balance as of December 31, 2009	$189,336	$392	$189,728
Translation adjustments	(41)	—	(41)
Amortization of intangible assets	—	(269)	(269)

Balance as of March 31, 2010	$189,295	$123	$189,418

The estimated remaining amortization expense is $0.1 million for 2010.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2010

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Computer hardware	$121,507	$121,063
Computer software	227,766	222,464
Furniture and equipment	129,408	130,296
Leasehold improvements	126,795	127,613
Other	15,298	15,248

Property and equipment, cost	620,774	616,684
Accumulated depreciation	(503,806)	(492,026)

Property and equipment, net	$116,968	$124,658

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Payroll and benefits	$115,933	$126,874
Employee retirement obligations	76,567	75,392
Workers’ compensation	26,101	25,730
Payroll taxes	32,105	37,249

	$250,706	$265,245

Included in employee retirement obligations is $65 million at March 31, 2010, and $64 million at December 31, 2009, related to the Company’s Chief Executive Officer for a deferred compensation plan and other benefits.

Note G—Commitments and Contingencies

On September 10, 2004, Plaintiff Mark Laffitte, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees. In addition, the Plaintiff seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. On September 18, 2006, the Court issued an order certifying a class with respect to claims for alleged unpaid overtime pay but denied certification with respect to claims relating to meal periods and rest time breaks. The Court has stayed the litigation until the later to occur of either June 16, 2010 or a decision by the California Supreme Court in a case titled Pellegrino, et al. v. Robert Half International Inc. As disclosed in the Company’s Form 10-Q for the quarter ended June 30, 2007, the Company believes that Pellegrino is not a material pending

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2010

Note G—Commitments and Contingencies (Continued)

legal proceeding. However, rulings by the California Supreme Court in Pellegrino or in Harris v. Superior Court, a case unrelated to the Company, may have a material adverse bearing on the Company’s position in this litigation. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On May 4, 2006, Plaintiff Don Tran, on behalf of himself and a putative class of salaried Consultants and Senior Consultants, and a sub-class of terminated salaried Consultants and Senior Consultants, filed a complaint in California Superior Court naming Protiviti Inc., a wholly owned subsidiary of the Company (“Protiviti”), as Defendant. The complaint alleges that salaried Consultants based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees. Plaintiff also seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. The complaint further seeks damages and penalties for the failure to provide meal and rest periods, and for the failure to reimburse business expenses, including, without limitation, parking and cellular telephone expenses. On February 28, 2008, the Court allowed Plaintiff to amend the complaint to name as class representatives two additional former Protiviti Consultants, who had worked for Protiviti’s “Internal Audit” business line. Plaintiff Tran had worked for Protiviti’s “Technology Risk” business line. On April 3, 2008, Plaintiffs agreed in open court to dismiss their claim for failure to reimburse business expenses. Plaintiffs filed a motion to certify the class on May 12, 2008 and Protiviti filed a motion to strike the class allegations on the same date. On December 18, 2008, the Court ruled that it would certify two classes, one of California Consultants and another of California Senior Consultants, on the overtime pay claims. The Court also ruled that it would deny certification, without prejudice, on the claims for alleged unpaid meal and rest breaks. Further, it ruled that the Plaintiffs must submit a detailed trial plan, which the Court may use to revisit the class certification issue. On February 5, 2009, the Court issued its order certifying the two classes described above on the overtime pay claims. Subsequent thereto, notice of the lawsuit was mailed to the two classes by Defendant. The period for potential class members to opt out of the classes closed on September 5, 2009. The Court has set a trial date for July 12, 2010. A ruling in the unrelated Harris case referenced elsewhere in this Note G may have a material adverse bearing on Protiviti’s position in this litigation. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. Protiviti believes it has meritorious defenses to the allegations, and Protiviti intends to continue to vigorously defend against the litigation.

On September 24, 2007, Plaintiff Van Williamson, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California were not provided meal periods, paid rest periods, and accurate itemized wage statements. It seeks one hour of wages for each employee for each meal and rest period missed during the statutory liability period. It also seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged failure to provide the meal and rest periods and accurate itemized wage statements. The allegations in the complaint are substantially similar to the allegations included in the complaint filed by Mark Laffitte described above. On August 28, 2008, the Court stayed the litigation pending the California Supreme Court’s decision on whether to review a case unrelated to the Company titled Brinker Restaurant Corp. v. Superior Court. On October 22, 2008, the California Supreme Court granted such review. A ruling in the unrelated Harris case referenced elsewhere in this Note G, the Brinker case

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2010

Note G—Commitments and Contingencies (Continued)

referenced above, and/or the Pellegrino case referenced elsewhere in this Note G, may have a material adverse bearing on the Company’s position in this litigation. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On September 16, 2008, Plaintiff Donald R. Green, on behalf of himself and a putative class of all temporary staffing employees in California, filed a complaint in California Superior Court naming the Company and one of its wholly owned subsidiaries as Defendants. The complaint alleges that temporary employees in California were improperly denied expense reimbursement and wages for time purportedly spent preparing for interviews, and traveling to and attending interviews with, alleged clients and potential clients of Defendants. Plaintiff seeks penalties and equitable and legal remedies under Section 17200 of the California Business and Professions Code and Sections 1194 and 2802 of the California Labor Code. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to vigorously defend against the litigation.

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

Note H—Stockholders’ Equity

Stock Repurchase Program. As of March 31, 2010, the Company is authorized to repurchase, from time to time, up to 5.1 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the three months ended March 31, 2010, the Company did not repurchase any shares of common stock on the open market. During the three months ended March 31, 2009, the Company repurchased 0.5 million shares of common stock on the open market for a total cost of $9 million. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the three months ended March 31, 2010 and 2009, such repurchases totaled 0.1 million shares and 0.2 million shares, at a cost of $4 million and $4 million, respectively. Repurchases of shares have been funded with cash generated from operations.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2010

Note H—Stockholders’ Equity (Continued)

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for the three months ended March 31, 2010 and 2009 (consisting of stock option exercises and the purchase of shares for the treasury), is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.

Cash Dividends. The Company’s Board of Directors may at their discretion declare and pay dividends upon the shares of the Company’s stock either out of the Company’s retained earnings or capital surplus. During the three months ended March 31, 2010 and 2009, the Company declared cash dividends of $.13 per share and $.12 per share, respectively.

Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus. As a result, the Company had no retained earnings as of March 31, 2010, and December 31, 2009.

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

Recipients of restricted stock do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant, and for grants made prior to July 28, 2009, receive all dividends with respect to such shares on the dividend payment dates, whether or not the shares have vested as long as any performance condition has been met. Restricted stock grants made on or after July 28, 2009, contain forfeitable rights to dividends. Dividends for these grants are accrued on the dividend payment dates but are not paid until the shares vest, and dividends accrued for shares that ultimately do not vest are forfeited. Recipient of stock units do not pay any cash consideration for the units, do not have the right to vote, and do not receive dividends with respect to such units. Compensation expense for restricted stock and stock units is generally recognized on a straight-line basis over the vesting period, based on the stock’s fair market value on the grant date. For restricted stock grants issued with performance conditions, compensation expense is recognized over each vesting tranche.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2010

Note J—Net Income Per Share

The calculation of net income per share for the three months ended March 31, 2010 and 2009, is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Basic net income per share:
Net income	$8,475	$8,788
Income allocated to participating securities	849	480

Net income available to common stockholders	$7,626	$8,308

Basic weighted average shares	144,239	146,878
Basic net income per share	$.05	$.06
Diluted net income per share:
Net income	$8,475	$8,788
Income allocated to participating securities	849	480

Net income available to common stockholders	$7,626	$8,308

Basic weighted average shares	144,239	146,878
Dilutive effect of potential common shares	1,434	264

Diluted weighted average shares	145,673	147,142

Diluted net income per share	$.05	$.06

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

Potential common shares include the dilutive effect of stock options, unvested performance-based restricted stock, restricted stock which contain forfeitable rights to dividends, and stock units. The weighted average diluted common shares outstanding for the three months ended March 31, 2010 and 2009, respectively, excludes the effect of 0.5 million and 6.1 million anti-dilutive potential common shares. Employee stock options will have a dilutive effect under the treasury method only when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds. Under the treasury method, exercise proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in capital surplus, if the options were exercised and the stock units and performance-based restricted stock had vested.

Note K—Business Segments

The Company, which aggregates its operating segments based on the nature of services, has three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. The temporary and consultant segment provides specialized staffing in the accounting and finance, administrative and office, information technology, legal, advertising, marketing and web design fields. The permanent placement segment provides full-time personnel in the accounting, finance, administrative and office,

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2010

Note K—Business Segments (Continued)

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

The following table provides a reconciliation of revenue and operating income (loss) by reportable segment to consolidated results (in thousands):

	Three Months Ended March 31,
	2010	2009
Net service revenues
Temporary and consultant staffing	$598,686	$672,585
Permanent placement staffing	48,639	49,941
Risk consulting and internal audit services	89,848	100,799

	$737,173	$823,325

Operating income (loss)
Temporary and consultant staffing	$16,946	$39,837
Permanent placement staffing	3,116	(4,233)
Risk consulting and internal audit services	(7,602)	(18,926)

	12,460	16,678
Amortization of intangible assets	269	618
Interest income, net	(74)	(620)

Income before income taxes	$12,265	$16,680

Note L—Subsequent Events

On May 6, 2010, the Company announced a quarterly dividend of $.13 per share to be paid to all shareholders of record as of May 25, 2010. The dividend will be paid on June 15, 2010.

On April 23, 2010, Plaintiffs David Opalinski and James McCabe, on behalf of themselves and a putative class of similarly situated Staffing Managers, filed a Complaint in the United States District Court for the District of New Jersey naming the Company and one of its subsidiaries as Defendants. The Complaint alleges that salaried Staffing Managers located throughout the U.S. have been misclassified as exempt from the Fair Labor Standards Act’s overtime pay requirements. Plaintiffs seek an unspecified amount for unpaid overtime on behalf of themselves and the class they purport to represent, as well as an unspecified amount for statutory penalties, attorneys’ fees and other damages. The Company believes it has meritorious defenses to the allegations, and the Company intends to vigorously defend against the litigation.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information contained in Management’s Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the Company’s future operating results or financial positions. These statements may be identified by words such as “estimate”, “forecast”, “project”, “plan”, “intend”, “believe”, “expect”, “anticipate”, or variations or negatives thereof or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. These risks and uncertainties include, but are not limited to, the following: the global financial and economic situation; changes in levels of unemployment and other economic conditions in the United States or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of candidates for temporary employment or the Company’s ability to attract candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company’s services, on the Company’s ability to maintain its margins; the possibility of the Company incurring liability for its activities, including the activities of its temporary employees, or for events impacting its temporary employees on clients’ premises; the possibility that adverse publicity could impact the Company’s ability to attract and retain clients and candidates; the success of the Company in attracting, training, and retaining qualified management personnel and other staff employees; the Company’s ability to comply with governmental regulations affecting personnel services businesses in particular or employer/employee relationships in general; whether there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; the Company’s reliance on short-term contracts for a significant percentage of its business; litigation relating to prior or current transactions or activities, including litigation that may be disclosed from time to time in the Company’s SEC filings; the ability of the Company to manage its international operations and comply with foreign laws and regulations; the impact of fluctuations in foreign currency exchange rates; the possibility that the additional costs the Company will incur as a result of health care reform legislation may have a material adverse effect on the Company’s profit margins or the demand for the Company’s services; the possibility that the Company’s computer and communications hardware and software systems could be damaged or their service interrupted; and the possibility that the Company may fail to maintain adequate financial and management controls and as a result suffer errors in its financial reporting. Additionally, with respect to Protiviti, other risks and uncertainties include the fact that future success will depend on its ability to retain employees and attract clients; there can be no assurance that there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; failure to produce projected revenues could adversely affect financial results; and there is the possibility of involvement in litigation relating to prior or current transactions or activities. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results.

Critical Accounting Policies and Estimates

As described below, the Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments.

Accounts Receivable Allowances. The Company maintains allowances for estimated losses resulting from (i) the inability of its customers to make required payments, (ii) temporary placement sales adjustments, and (iii) permanent placement candidates not remaining with the client through the 90-day guarantee period, commonly referred to as “fall offs”. The Company establishes these allowances based on its review of customers’ credit profiles, historical loss statistics and current trends. The adequacy of these allowances is reviewed each reporting period. Historically, the Company’s actual losses and credits have been consistent with these allowances. As a percentage of gross accounts receivable, the Company’s accounts receivable allowances totaled 5.3% and 5.6% as of March 31, 2010, and December 31, 2009, respectively. As of March 31, 2010, a five-percentage point deviation in the Company’s accounts receivable allowances balance would have resulted in an increase or decrease in the allowance of $1.0 million. Although future results cannot always be predicted by extrapolating past results, management believes that it is reasonably likely that future results will be consistent with historical trends and experience. However, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or if unexpected events or significant future changes in trends were to occur, additional allowances may be required.

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

The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. In relation to actual net operating losses in certain foreign operations, valuation allowances of $20.8 million and $21.2 million were recorded as of March 31, 2010 and December 31, 2009, respectively. If such losses are ultimately utilized to offset future operating income, the Company will benefit its deferred tax assets up to the full amount of the valuation reserve.

While management believes that its judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may materially affect the future financial results of the Company.

Goodwill Impairment. The Company assesses the impairment of goodwill annually in the second quarter, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance. The Company completed its annual goodwill impairment analysis during the three months ended June 30, 2009, and determined that no adjustment to the carrying value of goodwill was required. Subsequently there have been no events or changes in circumstances that caused the Company to perform an interim impairment assessment.

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

The Company’s reporting units are Accountemps, Robert Half Finance & Accounting, OfficeTeam, Robert Half Technology, Robert Half Management Resources and Protiviti, which had goodwill balances at March 31, 2010, of $127.3 million, $26.6 million, $0.0 million, $7.2 million, $0.0 million and $28.2 million, respectively, totaling $189.3 million. There were no changes to the Company’s reporting units or to the allocations of goodwill by reporting unit through March 31, 2010.

The goodwill impairment assessment is based upon a discounted cash flow analysis. The estimate of future cash flows is based upon, among other things, a discount rate and certain assumptions about expected future operating performance. The discount rate for all reporting units was determined by management based on estimates of risk free interest rates, beta and market risk premiums. The discount rate used was compared to the rate published in various third party research reports, which indicated that the rate was within a range of reasonableness. The primary assumptions related to future operating performance include revenue growth rates and profitability levels. In addition, the impairment assessment requires that management make certain judgments in allocating shared assets and liabilities to the balance sheets of the reporting units. Solely for purposes of establishing inputs for the fair value calculations described above related to its annual goodwill impairment testing, the Company made the following assumptions. The Company assumed that the current economic downturn would continue for all reporting units through 2010, followed by a recovery period in 2011 and 2012, using unique assumptions for each reporting unit. In addition, the Company applied profitability assumptions consistent with each reporting unit’s historical trends at various revenue levels and, for years beyond 2012, used a 5% growth factor to calculate the terminal value at the end of ten years for each unit. This rate is significantly lower than the Company’s historical ten-year annual compound revenue growth rate. In its most recent calculation, the Company used a 10.7% discount rate, which is slightly lower than the 10.9% discount rate used for the Company’s interim test during the first quarter of 2009. This decline in discount rate is primarily due to a decline in the market risk premium partially offset by an increase in the risk free rate.

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

Workers’ Compensation. Except for states which require participation in state-operated insurance funds, the Company retains the economic burden for the first $0.5 million per occurrence in workers’ compensation claims. Workers’ compensation includes ongoing healthcare and indemnity coverage for claims and may be paid over numerous years following the date of injury. Claims in excess of $0.5 million are insured. Workers’ compensation expense includes the insurance premiums for claims in excess of $0.5 million, claims administration fees charged by the Company’s workers’ compensation administrator, premiums paid to state-operated insurance funds, and an estimate for the Company’s liability for Incurred But Not Reported (“IBNR”) claims and for the ongoing development of existing claims. Total workers’ compensation expense was $2.7 million and $3.1 million, representing 0.51% and 0.52% of applicable U.S. revenue for the three months ended March 31, 2010 and 2009, respectively.

The accrual for IBNR claims and for the ongoing development of existing claims in each reporting period includes estimates. The Company has established reserves for workers’ compensation claims using loss development rates which are estimated using periodic third-party actuarial valuations based upon historical loss statistics which include the Company’s historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future results. Based on the Company’s results for the three months ended March 31, 2010, a five-percentage point deviation in the Company’s estimated loss development rates would have resulted in an increase or decrease in the allowance of $0.1 million.

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

For the three months ended March 31, 2010 and 2009, compensation expense related to restricted stock and stock units was $14.1 million and $14.4 million, respectively, of which $2.1 million and $1.5 million was related to grants made in 2010 and 2009, respectively. A one-percentage point deviation in the estimated forfeiture rates would have resulted in a $0.1 million increase or decrease in compensation expense related to restricted stock and stock units for both the three months ended March 31, 2010 and 2009.

Recent Accounting Pronouncements

Transfers of Financial Assets. In June 2009, the FASB issued authoritative guidance which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. This authoritative guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance during the three months ended March 31, 2010, did not have an impact on the Company’s Financial Statements.

Variable Interest Entities. In June 2009, the FASB issued authoritative guidance designed to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This authoritative guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance during the three months ended March 31, 2010, did not have an impact on the Company’s Financial Statements.

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

Fair Value Measurements and Disclosures. In January 2010, the FASB issued authoritative guidance which requires certain new disclosures and clarifies certain existing disclosure requirements about fair value measurement as set forth in the FASB Codification. This authoritative guidance is effective for interim and annual periods beginning after December 15, 2009. The adoption of this guidance during the three months ended March 31, 2010, did not have an impact on the Company’s Financial Statements.

Subsequent Events. In February 2010, the FASB issued authoritative guidance which removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This authoritative guidance became effective upon issuance. The adoption of this guidance during the three months ended March 31, 2010, did not have an impact on the Company’s Financial Statements.

Results of Operations

Demand for the Company’s temporary and permanent placement staffing services and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Correspondingly, results of operations for the three months ended March 31, 2010, were negatively impacted by difficult global economic conditions. Because of the inherent difficulty in predicting economic trends and the absence of material long-term contracts in any of our business units, future demand for the Company’s services cannot be forecasted with certainty. We expect total Company results to continue to be impacted by general macroeconomic conditions in 2010.

The Company’s temporary and permanent placement staffing services business has 360 offices in 42 states, the District of Columbia and 20 foreign countries, while Protiviti has more than 60 offices in 23 states and 16 foreign countries.

Because fluctuations in foreign currency exchange rates have an impact on the Company’s results, the Company provides selected growth percentages below on a constant-currency basis. Constant-currency percentages are calculated using as-reported amounts which have been retranslated using foreign currency exchange rates from the prior year’s comparable period.

Three months ended March 31, 2010 and 2009

Revenues. The Company’s revenues were $737 million for the three months ended March 31, 2010, decreasing by 10% compared to $823 million for the three months ended March 31, 2009. Revenues from foreign operations represented 29% of total revenues for both the three months ended March 31, 2010 and 2009. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. In the first quarter of 2010, revenues for all three of the Company’s reportable segments were down compared to the first quarter of 2009. Contributing factors for each reportable segment are discussed below in further detail.

Temporary and consultant staffing services revenues were $598 million for the three months ended March 31, 2010, decreasing by 11% compared to revenues of $672 million for the three months ended March 31, 2009. On a constant-currency basis, temporary and consultant staffing services revenues decreased 14% for the first quarter of 2010 compared to the first quarter of 2009. In the first quarter of 2010, demand for the Company’s temporary and consultant staffing services decreased as global labor markets and general macroeconomic conditions remained weak. In the United States, revenues in the first quarter of 2010 decreased 12% compared to the first quarter of 2009. On a constant-currency basis, the Company’s revenues from foreign operations decreased 18% in the first quarter of 2010 compared to the first quarter of 2009.

Permanent placement staffing revenues were $49 million for the three months ended March 31, 2010, decreasing by 3% compared to revenues of $50 million for the three months ended March 31, 2009. On a constant-currency basis, permanent placement revenues decreased 8% for the first quarter of 2010 compared to the first quarter of 2009. In the United States, revenues in the first quarter of 2010 decreased 12% compared to the first quarter of 2009. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue. The March 2010 unemployment rate in the U.S. was 9.7% compared to 8.6% in March 2009. On a constant-currency basis, the Company’s revenues from foreign operations decreased 3% in the first quarter of 2010 compared to the first quarter of 2009.

Risk consulting and internal audit services revenues were $90 million for the three months ended March 31, 2010, decreasing by 11% compared to revenues of $101 million for the three months ended March 31, 2009. On a constant-currency basis, risk consulting and internal audit services revenues decreased 13% for the first quarter of 2010 compared to the first quarter of 2009 as weak global macroeconomic conditions negatively impacted demand. Contributing to the decrease was a decline in revenues produced by compliance-related projects, mainly those tied to the Sarbanes-Oxley Act, a trend which may continue. In the United States, revenues in the first quarter of 2010 decreased 9% compared to the first quarter of 2009. On a constant-currency basis, the Company’s revenues from foreign operations decreased 19% in the first quarter of 2010 compared to the first quarter of 2009.

Gross Margin. The Company’s gross margin dollars were $268 million for the three months ended March 31, 2010, decreasing by 9% compared to $294 million for the three months ended March 31, 2009. For the first quarter of 2010 compared to the first quarter of 2009, gross margin dollars for the Company’s temporary and consulting and permanent placement staffing segments decreased under difficult economic conditions. Gross margin dollars for risk consulting and internal audit services increased for the first quarter of 2010 compared to the first quarter of 2009. Gross margin as a percentage of revenues decreased for the Company’s temporary and consultant staffing services segment and increased for the risk consulting and internal audit services division on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $201 million for the three months ended March 31, 2010, decreasing by 14% compared to $233 million for the three months ended March 31, 2009. On a constant-currency basis, temporary and consultant staffing services gross margin dollars decreased 16% for the first quarter of 2010 compared to the first quarter of 2009. As a percentage of revenues, gross margin for temporary and consultant staffing services was 33.6% in the first quarter of 2010, down from 34.7% in the first quarter of 2009. Higher state unemployment insurance payroll tax rates in the first quarter of 2010 and the compression of pay/bill spreads contributed to this decrease. Pay/bill spreads represent the differential between wages paid to temporary employees and amounts billed to clients.

Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $49 million for the three months ended March 31, 2010, decreasing by 3% compared to $50 million for the three months ended March 31, 2009. On a constant-currency basis, permanent placement gross margin dollars decreased 8% for the first quarter of 2010 compared to the first quarter of 2009. Because reimbursable expenses for permanent placement staffing services are de minimis, the decrease in gross margin dollars is substantially explained by the decrease in revenues previously discussed.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $18 million for the three months ended March 31, 2010, increasing by 75% compared to $11 million for the three months ended March 31, 2009. On a constant-currency basis, risk consulting and internal audit gross margin dollars increased 73% for the first quarter of 2010 compared to the first quarter of 2009. As a percentage of revenues, gross margin for risk consulting and internal audit services was 20.6% in the first quarter of 2010, up from 10.4% in the first quarter of 2009. The year-over-year margin increase is primarily due to lower staff reduction charges and lower payroll expense resulting from reduced headcount.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses were $256 million for the three months ended March 31, 2010, decreasing by 8% compared to $277 million for the three months ended March 31, 2009. As a percentage of revenues, the Company’s selling, general and administrative expenses were 34.7% for the first quarter of 2010, up from 33.7% for the first quarter of 2009. For the first quarter of 2010 compared to the first quarter of 2009, selling, general and administrative expenses decreased for all three of the Company’s reportable segments. Selling, general and administrative expenses as a percentage of revenues increased for the Company’s temporary and consultant staffing services division, but decreased for the Company’s permanent placement staffing division and risk consulting and internal audit services division in the first quarter of 2010 compared to the first quarter of 2009. Contributing factors for each reportable segment are discussed below in further detail.

Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $184 million for the three months ended March 31, 2010, down 5% from $194 million for the three months ended March 31, 2009. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 30.8% in the first quarter of 2010, up from 28.8% in the first quarter of 2009. For the first quarter of 2010 compared to the first quarter of 2009, the increase in selling, general and administrative expenses as percentage of revenue is primarily due to higher advertising, administrative compensation, fixed overhead, and variable overhead.

Selling, general and administrative expenses for the Company’s permanent placement staffing division were $46 million for the three months ended March 31, 2010, decreasing by 16% compared to $54 million for the three months ended March 31, 2009. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 93.5% in the first quarter of 2010, down from 108.3% in the first quarter of 2009. For the first quarter of 2010 compared to the first quarter of 2009, the decrease in selling, general and administrative expenses as percentage of revenue is primarily due to lower field compensation, fixed overhead, and variable overhead.

Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $26 million for the three months ended March 31, 2010, decreasing by 12% compared to $29 million for the three months ended March 31, 2009. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 29.0% in the first quarter of 2010, down from 29.2% in the first quarter of 2009.

Operating Income. The Company’s total operating income was $12 million, or 1.7% of revenues, for the three months ended March 31, 2010, decreasing by 25% from $17 million, or 2.0% of revenues, for the three months ended March 31, 2009. For the Company’s temporary and consultant staffing services division, operating income was $17 million, or 2.8% of applicable revenues, down from $40 million, or 5.9% of applicable revenues, in the first quarter of 2009. For the Company’s permanent placement staffing division, operating income was $3 million, or 6.4% of applicable revenues, up from an operating loss of $4 million, or negative 8.5% of applicable revenues, in the first quarter of 2009. For the Company’s risk consulting and internal audit services division, operating loss was $8 million, or negative 8.5% of applicable revenues, down from an operating loss of $19 million, or negative 18.8% of applicable revenues, in the first quarter of 2009.

Amortization of intangible assets. Amortization of intangible assets was $0.3 and $0.6 million for the three months ended March 31, 2010 and 2009, respectively. Intangible assets result from the Company’s acquisitions. For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. Net intangible assets, consisting primarily of goodwill, represented 15% of total assets and 21% of total stockholders’ equity at March 31, 2010.

Interest income and expense. Interest income for the three months ended March 31, 2010 and 2009, was $0.2 million and $0.7 million, respectively. Lower first quarter 2010 interest income was due to lower interest rates and lower average cash balances. Interest expense for the three months ended March 31, 2010 and 2009, was $0.1 million and $0.1 million, respectively.

Provision for income taxes. The provision for income taxes was 31% and 47% for the three months ended March 31, 2010 and 2009, respectively. The decrease is primarily due to state income tax credits the Company claimed in the first quarter of 2010.

Liquidity and Capital Resources

The change in the Company’s liquidity during the three months ended March 31, 2010 and 2009, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and payment of dividends.

Cash and cash equivalents were $349 million and $359 million at March 31, 2010 and 2009, respectively. Operating activities provided $15 million during the three months ended March 31, 2010, which was more than offset by $8 million and $20 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $48 million during the three months ended March 31, 2009, partially offset by $13 million and $26 million of net cash used in investing activities and financing activities, respectively.

Operating activities—Net cash provided by operating activities for the three months ended March 31, 2010, was comprised of net income of $8 million, adjusted for non-cash items of $24 million, and offset by changes in working capital of $17 million. Net cash provided by operating activities for the three months ended March 31, 2009, was composed of net income of $9 million, adjusted for non-cash items of $33 million, and net cash provided by changes in working capital of $6 million.

Investing activities—Cash used in investing activities for the three months ended March 31, 2010, was $8 million. This was primarily comprised of capital expenditures of $8 million. Cash used in investing activities for the three months ended March 31, 2009, was $13 million. This was primarily composed of capital expenditures of $14 million offset by decreases in deposits to trusts for employee benefits and retirement plans of $1 million.

Financing activities—Cash used in financing activities for the three months ended March 31, 2010, was $20 million. This included repurchases of $4 million in common stock and $19 million in cash dividends to stockholders, offset by proceeds of $3 million from exercises of stock options. Cash used in financing activities for the three months ended March 31, 2009, was $26 million. This was primarily driven by repurchases of $8 million in common stock and $18 million in cash dividends to stockholders.

As of March 31, 2010, the Company is authorized to repurchase, from time to time, up to 5.1 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the three months ended March 31, 2010, the Company did not repurchase any shares of common stock on the open market. During the three months ended March 31, 2009, the Company repurchased 0.5 million shares of common stock on the open market for a total cost of $9 million. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the three months ended March 31, 2010 and 2009, such repurchases totaled 0.1 million shares and 0.2 million shares, at a cost of $4 million and $4 million, respectively. Repurchases of shares have been funded with cash generated from operations.

The Company’s working capital at March 31, 2010, included $349 million in cash and cash equivalents. The Company’s working capital requirements relate primarily to accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short- and long-term basis. However, continued or increased volatility and disruption in the global capital and credit markets could negatively impact the Company’s business operations and therefore its liquidity and ability to meet working capital needs.

On May 6, 2010, the Company announced a quarterly dividend of $.13 per share to be paid to all shareholders of record as of May 25, 2010. The dividend will be paid on June 15, 2010.

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

For the three months ended March 31, 2010, approximately 29% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, and Euro, have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

The Company’s annual report on Form 10-K for the year ended December 31, 2009, contained disclosure regarding a complaint filed in California Superior Court against the Company and three of its wholly owned subsidiaries by Plaintiff Mark Laffitte, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers (the “Laffitte Matter”). As the Company disclosed in its previous filings with the Securities and Exchange Commission, on August 15, 2008, the California Superior Court stayed the litigation pending the California Supreme Court’s ruling in another case unrelated to the Company titled Harris v. Superior Court. Effective March 18, 2010, the stay is until the later to occur of either June 16, 2010 or a decision by the California Supreme Court in a case titled Pellegrino, et al. v. Robert Half International Inc. As disclosed in the Company’s Form 10-Q for the quarter ended June 30, 2007, the Company believes that Pellegrino is not a material pending legal proceeding. However, rulings in Harris or Pellegrino may have a material adverse bearing on the Company’s position in the Laffitte Matter.

On April 23, 2010, Plaintiffs David Opalinski and James McCabe, on behalf of themselves and a putative class of similarly situated Staffing Managers, filed a Complaint in the United States District Court for the District of New Jersey naming the Company and one of its subsidiaries as Defendants. The Complaint alleges that salaried Staffing Managers located throughout the U.S. have been misclassified as exempt from the Fair Labor Standards Act’s overtime pay requirements. Plaintiffs seek an unspecified amount for unpaid overtime on behalf of themselves and the class they purport to represent. Plaintiffs also seek an unspecified amount for statutory penalties, attorneys’ fees and other damages. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding and, accordingly, no amounts have been provided in the Company’s financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to vigorously defend against the litigation.

There have been no material developments with regard to the other legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 1A.	Risk Factors

The risk factor titled “The Company and certain subsidiaries are defendants in several class and representative action lawsuits alleging various wage and hour claims that could cause the Company to incur substantial liabilities,” disclosed in the Company’s most recent annual report on form 10-K is updated and replaced as follows to reflect the lawsuit filed by David Opalinski and James McCabe referred to in part II, Item 1 of this form 10-Q.

The Company and certain subsidiaries are defendants in several class and representative action lawsuits alleging various wage and hour claims that could cause the Company to incur substantial liabilities.    The Company and certain subsidiaries are defendants in six class and representative action lawsuits brought by or on behalf of the Company’s current and former employees alleging violations of federal and state law with respect to certain wage and hour matters. Five of such lawsuits allege, among other things, the misclassification of certain employees as exempt employees under applicable law and other related wage and hour violations and seek an unspecified amount for unpaid overtime compensation, statutory penalties, and other damages, as well as attorneys’ fees. The sixth lawsuit alleges, among other things, that temporary employees in California were improperly denied expense reimbursement and wages for time purportedly spent preparing for, traveling to, and attending interviews, and seeks compensation for such expenses and wages, penalties and injunctive relief, as well as attorneys’ fees. It is not possible to predict the outcome of these lawsuits. However, these lawsuits may consume substantial amounts of the Company’s financial and managerial resources and might result in adverse publicity, regardless of the ultimate outcome of the lawsuits. In addition, the Company and its subsidiaries may become subject to similar lawsuits in the same or other jurisdictions. An unfavorable outcome with respect to these lawsuits and any future lawsuits could, individually or in the aggregate, cause the Company to incur substantial liabilities that may have a material adverse effect upon the Company’s business, financial condition or results of operations. In addition, an unfavorable outcome in one or more of these cases could cause the Company to change its incentive compensation plans for its employees, which could have a material adverse effect upon the Company’s business.

The risk factor set forth below updates and replaces the risk factor titled “Health care reform could increase the costs of the Company’s temporary staffing operations” disclosed in the Company’s most recent annual report on Form 10-K. The substantive change from the text of such risk factor as it appeared in the Form 10-K is to reflect the passage of the Health Care and Education Reconciliation Act of 2010 that was signed into law in March 2010.

Recent health care reform could increase the costs of the Company’s temporary staffing operations. The Company may incur additional costs, including, without limitation, increases in the cost of providing temporary employees, as a result of the Health Care and Education Reconciliation Act of 2010 that was signed into law in March 2010. Such an increase in costs could have a material adverse effect on the Company’s profit margins or, if the Company increases its charges to clients, upon the demand for the Company’s services, which could materially reduce revenues.

There have not been any material changes with regard to the other risk factors disclosed in such Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (b)
January 1, 2010 to January 31, 2010	122,855	(a)	$26.81	—	5,071,114
February 1, 2010 to February 28, 2010	960	(a)	$26.84	—	5,071,114
March 1, 2010 to March 31, 2010	19,181	(a)	$30.44	—	5,071,114

Total January 1, 2010 to March 31, 2010	142,996			—

(a)	Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(b)	Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 78,000,000 shares have been authorized for repurchase of which, 72,928,886 shares have been repurchased as of March 31, 2010.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 5.	Other Information

On May 6, 2010, the registrant held its annual meeting of stockholders. The three matters presented to the stockholders at the annual meeting were (1) the election of eight directors, (2) the ratification of the appointment of PricewaterhouseCoopers LLP as auditors for 2010, and (3) the approval of Annual Performance Bonus Plan.

The vote for directors was as follows:

Nominee	Shares For	Shares Withheld	Broker Non-Votes
Andrew S. Berwick, Jr.	115,037,115	5,656,485	9,555,254
Edward W. Gibbons	118,792,975	1,900,625	9,555,254
Harold M. Messmer, Jr.	119,417,242	1,276,359	9,555,253
Barbara J. Novogradac	114,960,539	5,733,061	9,555,254
Robert J. Pace	119,835,251	858,349	9,555,254
Frederick A. Richman	116,089,113	4,604,487	9,555,254
J. Stephen Schaub	118,829,475	1,864,125	9,555,254
M. Keith Waddell	116,720,918	3,972,682	9,555,254

The proposal regarding the ratification of the appointment of PricewaterhouseCoopers LLP as auditors for 2010 was approved by the following vote:

For	130,151,721
Against	51,549
Abstain	45,584

The proposal regarding the Annual Performance Bonus Plan was approved by the following vote:

For	123,174,176
Against	5,560,705
Abstain	1,513,973

ITEM 6.	Exhibits

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

3.2	By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.1	Annual Performance Bonus Plan, as amended and restated.

10.2	Summary of Outside Director Cash Remuneration.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: May 7, 2010