Form 10-Q
period 2010-06-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2010-08-02
CIK 315213

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2010:

147,590,437 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in thousands, except share amounts)

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$290,044	$365,794
Accounts receivable, less allowances of $19,405 and $21,423	384,642	362,392
Current deferred income taxes	94,158	51,643
Other current assets	128,779	142,805

Total current assets	897,623	922,634
Goodwill	188,613	189,336
Other intangible assets, net	77	392
Property and equipment, net	108,318	124,658
Deferred and other income taxes	19,639	46,515

Total assets	$1,214,270	$1,283,535

LIABILITIES
Accounts payable and accrued expenses	$96,629	$101,610
Accrued payroll costs and retirement obligations	259,315	265,245
Income taxes payable	1,597	—
Current portion of notes payable and other indebtedness	118	113

Total current liabilities	357,659	366,968
Notes payable and other indebtedness, less current portion	1,719	1,779
Other liabilities	26,071	14,978

Total liabilities	385,449	383,725

Commitments and Contingencies (Note G)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 147,575,541 shares and 148,645,335 shares	148	149
Capital surplus	797,769	854,081
Accumulated other comprehensive income	30,904	45,580
Retained earnings	—	—

Total stockholders’ equity	828,821	899,810

Total liabilities and stockholders’ equity	$1,214,270	$1,283,535

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net service revenues	$769,090	$749,887	$1,506,263	$1,573,212
Direct costs of services, consisting of payroll, payroll taxes, insurance costs and reimbursable expenses	479,232	484,830	948,277	1,014,427

Gross margin	289,858	265,057	557,986	558,785
Selling, general and administrative expenses	267,519	255,007	523,187	532,057
Amortization of intangible assets	46	280	315	898
Interest income, net	(94)	(455)	(168)	(1,075)

Income before income taxes	22,387	10,225	34,652	26,905
Provision for income taxes	10,206	4,809	13,996	12,701

Net income	$12,181	$5,416	$20,656	$14,204

Net income available to common stockholders	$11,660	$4,801	$19,286	$13,110

Net income per share (Note J):
Basic	$.08	$.03	$.13	$.09
Diluted	$.08	$.03	$.13	$.09

Shares:
Basic	143,100	146,443	143,667	146,660
Diluted	144,331	147,044	144,999	147,092

Cash dividends declared per share	$.13	$.12	$.26	$.24

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share amounts)

	Six Months Ended June 30,
	2010	2009
COMMON STOCK—SHARES:
Balance at beginning of period	148,645	150,943
Net issuances of restricted stock	1,410	2,310
Repurchases of common stock	(2,726)	(2,696)
Exercises of stock options	247	1,264

Balance at end of period	147,576	151,821

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$149	$151
Net issuances of restricted stock	1	2
Repurchases of common stock	(2)	(2)
Exercise of stock options	—	1

Balance at end of period	$148	$152

CAPITAL SURPLUS:
Balance at beginning of period	$854,081	$949,474
Net issuances, and other changes to, restricted stock—excess over par value	(1)	(2)
Repurchases of common stock—excess over par value	(55,674)	(43,465)
Cash dividends ($.26 per share and $.24 per share)	(34,114)	(36,438)
Stock-based compensation expense	29,124	30,686
Exercises of stock options—excess over par value	5,385	17,906
Tax impact of equity incentive plans	(1,032)	1,196

Balance at end of period	$797,769	$919,357

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$45,580	$34,263
Translation adjustments	(14,676)	7,397

Balance at end of period	$30,904	$41,660

RETAINED EARNINGS:
Balance at beginning of period	$—	$—
Repurchases of common stock—excess over par value	(16,085)	(14,204)
Cash dividends ($.26 per share)	(4,571)	—
Net income	20,656	14,204

Balance at end of period	$—	$—

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,656	$14,204
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	315	898
Depreciation expense	28,910	32,788
Stock-based compensation expense—restricted stock and stock units	28,969	30,128
Stock-based compensation expense—stock options	155	558
Excess tax benefits from stock-based compensation	(709)	(1,777)
Provision for deferred income taxes	(7,182)	1,813
Provision for doubtful accounts	2,101	(1,449)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(35,275)	116,824
Decrease in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	(1,555)	(69,400)
Increase (decrease) in income taxes payable	7,899	(5,397)
Change in other assets, net of change in other liabilities	6,700	6,315

Net cash flows provided by operating activities	50,984	125,505

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,412)	(24,148)
Decrease (increase) in trusts for employee benefits and retirement plans	609	(1,254)

Net cash flows used in investing activities	(13,803)	(25,402)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(71,761)	(57,671)
Cash dividends paid	(38,634)	(36,287)
Decrease in notes payable and other indebtedness	(55)	(51)
Excess tax benefits from stock-based compensation	709	1,777
Proceeds from exercises of stock options	5,385	17,907

Net cash flows used in financing activities	(104,356)	(74,325)

Effect of exchange rate changes on cash and cash equivalents	(8,575)	5,284

Net (decrease) increase in cash and cash equivalents	(75,750)	31,062
Cash and cash equivalents at beginning of period	365,794	354,756

Cash and cash equivalents at end of period	$290,044	$385,818

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$301	$212
Income taxes, net of refunds	$12,840	$6,685

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2010

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

Basis of Presentation. The unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). The comparative year-end condensed consolidated statement of financial position data presented was derived from audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the periods presented have been included. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2009, included in its annual report on Form 10-K. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for a full year. Certain reclassifications have been made to the 2009 financial statements to conform to the 2010 presentation.

Principles of Consolidation. The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany balances have been eliminated.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of June 30, 2010, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, and income and other taxes. Management estimates are also utilized in the Company’s goodwill impairment assessment.

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

June 30, 2010

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

Advertising Costs. The Company expenses all advertising costs as incurred. Advertising expense totaled $18.6 million and $16.1 million for the six months ended June 30, 2010 and 2009, respectively.

Comprehensive Income. Comprehensive income includes net income and certain other items that are recorded directly to Stockholders’ Equity. The Company’s only source of other comprehensive income is foreign currency translation adjustments. The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$12,181	$5,416	$20,656	$14,204
Translation adjustments	(9,753)	16,626	(14,676)	7,397

Total comprehensive income	$2,428	$22,042	$5,980	$21,601

Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity at the date of purchase of three months or less as cash equivalents.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2010

Note A—Summary of Significant Accounting Policies (Continued)

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

Goodwill and Intangible Assets. Goodwill and intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment analysis as of June 30, 2010, and determined that no adjustment to the carrying value of goodwill was required.

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

June 30, 2010

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

Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. The Company capitalized $4.0 million and $11.9 million of internal-use software development costs for the six months ended June 30, 2010 and 2009, respectively.

Note B—New Accounting Pronouncements

Revenue Recognition—Multiple-Deliverable Revenue Arrangements. In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Furthermore, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This authoritative guidance is effective for fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of this guidance to have a material effect on its Financial Statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2010

Note C—Other Current Assets

Other current assets consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Deposits in trusts for employee benefits and retirement plans	$75,377	$77,014
Other	53,402	65,791

	$128,779	$142,805

Note D—Goodwill

The following table sets forth the activity in goodwill from December 31, 2009, through June 30, 2010 (in thousands):

Goodwill
Balance as of December 31, 2009	$189,336
Translation adjustments	(723)

Balance as of June 30, 2010	$188,613

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Computer hardware	$111,268	$121,063
Computer software	224,355	222,464
Furniture and equipment	121,730	130,296
Leasehold improvements	116,549	127,613
Other	14,971	15,248

Property and equipment, cost	588,873	616,684
Accumulated depreciation	(480,555)	(492,026)

Property and equipment, net	$108,318	$124,658

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2010

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Payroll and benefits	$129,480	$126,874
Employee retirement obligations	77,804	75,392
Workers’ compensation	24,918	25,730
Payroll taxes	27,113	37,249

	$259,315	$265,245

Included in employee retirement obligations is $66 million at June 30, 2010, and $64 million at December 31, 2009, related to the Company’s Chief Executive Officer for a deferred compensation plan and other benefits.

Note G—Commitments and Contingencies

On September 10, 2004, Plaintiff Mark Laffitte, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees. In addition, the Plaintiff seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. On September 18, 2006, the Court issued an order certifying a class with respect to claims for alleged unpaid overtime pay and related statutory penalties but denied certification with respect to claims relating to meal periods and rest time breaks. The Court has stayed the litigation until a decision by the California Supreme Court in a case titled Pellegrino, et al. v. Robert Half International Inc. As disclosed in the Company’s Form 10-Q for the quarter ended June 30, 2007, the Company believes that Pellegrino is not a material pending legal proceeding. However, rulings by the California Supreme Court in Pellegrino or in Harris v. Superior Court, a case unrelated to the Company, may have a material adverse bearing on the Company’s position in this litigation. The Laffitte case is set for mediation on August 10, 2010. There is no assurance that this case will settle at the mediation. If settled at mediation, the amounts paid by the Company may be material. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On May 4, 2006, Plaintiff Don Tran, on behalf of himself and a putative class of salaried Consultants and Senior Consultants, and a sub-class of terminated salaried Consultants and Senior Consultants, filed a complaint in California Superior Court naming Protiviti Inc., a wholly owned subsidiary of the Company (“Protiviti”), as Defendant. The complaint alleges that salaried Consultants based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt, hourly employees. Plaintiff also seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. The complaint further seeks damages and penalties for the failure to

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2010

Note G—Commitments and Contingencies (Continued)

provide meal and rest periods. On December 18, 2008, the Court ruled that it would certify two classes, one of California Consultants and another of California Senior Consultants, on the overtime pay claims. The Court also ruled that it would deny certification, without prejudice, on the claims for alleged unpaid meal and rest breaks. Further, it ruled that the Plaintiffs must submit a detailed trial plan, which the Court may use to revisit the class certification issue. Notice of the lawsuit has been mailed to the two classes and the period for potential class members to opt out of the classes closed on September 5, 2009. No trial date has been set. On July 13, 2010, the parties to this action entered into a Memorandum of Agreement, which is expected to settle and resolve the claims included in the complaint. The actual settlement of the case is contingent upon the parties’ execution of a formal written settlement agreement approved by the Court. Based on the settlement terms contained in the Memorandum of Agreement, the Company has determined that this litigation is not currently a material pending legal proceeding. Accordingly, the Company does not presently intend to make disclosures regarding this case in its future Securities and Exchange Commission filings.

On September 24, 2007, Plaintiff Van Williamson, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California were not provided meal periods, paid rest periods, and accurate itemized wage statements. It seeks one hour of wages for each employee for each meal and rest period missed during the statutory liability period. It also seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged failure to provide the meal and rest periods and accurate itemized wage statements. The allegations in the complaint are substantially similar to the allegations included in the complaint filed by Mark Laffitte described above. The Court stayed the litigation pending the California Supreme Court’s decisions in two cases unrelated to the Company: Brinker Restaurant Corp. v. Superior Court and Harris, a case referenced elsewhere in this Note G. A ruling in the Harris case, the Brinker case, and/or the Pellegrino case referenced elsewhere in this Note G, may have a material adverse bearing on the Company’s position in this litigation. The Williamson case is set for mediation on August 10, 2010. There is no assurance that this case will settle at the mediation. If settled at mediation, the amounts paid by the Company may be material. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On September 16, 2008, Plaintiff Donald R. Green, on behalf of himself and a putative class of all temporary staffing employees in California, filed a complaint in California Superior Court naming the Company and one of its wholly owned subsidiaries as Defendants. The complaint alleges that temporary employees in California were improperly denied expense reimbursement and wages for time purportedly spent preparing for interviews, and traveling to and attending interviews with, alleged clients and potential clients of Defendants. Plaintiff seeks penalties and equitable and legal remedies under Section 17200 of the California Business and Professions Code and Sections 1194 and 2802 of the California Labor Code. On June 29, 2010, the Company became aware that the plaintiff and sole putative class representative in this matter, Donald R. Green, died on or about October 29, 2009. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to vigorously defend against the litigation.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2010

Note G—Commitments and Contingencies (Continued)

On December 28, 2009, Plaintiff Eric Presser, on behalf of himself and a putative class of all allegedly similarly situated Staffing Managers in the state of Florida, filed a complaint in the United States District Court for the Middle District of Florida naming the Company as Defendant. On July 9, 2010, the Court approved a settlement agreement in an amount immaterial to the Company and dismissed the complaint. Accordingly, the Company will not make disclosures regarding this matter in its future Securities and Exchange Commission filings.

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

Note H—Stockholders’ Equity

Stock Repurchase Program. As of June 30, 2010, the Company is authorized to repurchase, from time to time, up to 2.6 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the six months ended June 30, 2010 and 2009, the Company repurchased 2.5 million shares and 1.5 million shares of common stock on the open market for a total cost of $66 million and $31 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the six months ended June 30, 2010 and 2009, such repurchases totaled 0.2 million shares and 1.2 million shares, at a cost of $6 million and $27 million, respectively. Repurchases of shares have been funded with cash generated from operations.

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for the six months ended June 30, 2010 and 2009 (consisting of stock option exercises and the purchase of shares for the treasury) is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.

Cash Dividends. The Company’s Board of Directors may at their discretion declare and pay dividends upon the shares of the Company’s stock either out of the Company’s retained earnings or capital surplus. During the six months ended June 30, 2010 and 2009, the Company declared cash dividends of $.26 per share and $.24 per share, respectively.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2010

Note H—Stockholders’ Equity (Continued)

Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus. As a result, the Company had no retained earnings as of June 30, 2010, and December 31, 2009.

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2010

Note J—Net Income Per Share

The calculation of net income per share for the three and six months ended June 30, 2010 and 2009, is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic net income per share:
Net income	$12,181	$5,416	$20,656	$14,204
Income allocated to participating securities	521	615	1,370	1,094

Net income available to common stockholders	$11,660	$4,801	$19,286	$13,110

Basic weighted average shares	143,100	146,443	143,667	146,660
Basic net income per share	$.08	$.03	$.13	$.09
Diluted net income per share:
Net income	$12,181	$5,416	$20,656	$14,204
Income allocated to participating securities	521	615	1,370	1,094

Net income available to common stockholders	$11,660	$4,801	$19,286	$13,110

Basic weighted average shares	143,100	146,443	143,667	146,660
Dilutive effect of potential common shares	1,231	601	1,332	432

Diluted weighted average shares	144,331	147,044	144,999	147,092

Diluted net income per share	$.08	$.03	$.13	$.09

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

Potential common shares include the dilutive effect of stock options, unvested performance-based restricted stock, restricted stock which contain forfeitable rights to dividends, and stock units. The weighted average diluted common shares outstanding for the three months ended June 30, 2010 and 2009, respectively, excludes the effect of 0.8 million and 4.7 million anti-dilutive potential common shares. The weighted average diluted common shares outstanding for the six months ended June 30, 2010 and 2009, respectively, excludes the effect of 0.6 million and 5.8 million anti-dilutive potential common shares. Employee stock options will have a dilutive effect under the treasury method only when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds. Under the treasury method, exercise proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in capital surplus, if the options were exercised and the stock units and performance-based restricted stock had vested.

Note K—Business Segments

The Company, which aggregates its operating segments based on the nature of services, has three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. The temporary and consultant segment provides specialized staffing in the accounting and finance,

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2010

Note K—Business Segments (Continued)

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

The following table provides a reconciliation of revenue and operating income (loss) by reportable segment to consolidated results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net service revenues
Temporary and consultant staffing	$619,797	$616,333	$1,218,483	$1,288,918
Permanent placement staffing	56,133	43,526	104,772	93,467
Risk consulting and internal audit services	93,160	90,028	183,008	190,827

	$769,090	$749,887	$1,506,263	$1,573,212

Operating income (loss)
Temporary and consultant staffing	$23,571	$25,208	$40,517	$65,045
Permanent placement staffing	5,540	(1,965)	8,656	(6,198)
Risk consulting and internal audit services	(6,772)	(13,193)	(14,374)	(32,119)

	22,339	10,050	34,799	26,728
Amortization of intangible assets	46	280	315	898
Interest income, net	(94)	(455)	(168)	(1,075)

Income before income taxes	$22,387	$10,225	$34,652	$26,905

Note L—Subsequent Events

On July 28, 2010, the Company announced a quarterly dividend of $.13 per share to be paid to all shareholders of record as of August 25, 2010. The dividend will be paid on September 15, 2010.

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

Accounts Receivable Allowances. The Company maintains allowances for estimated losses resulting from (i) the inability of its customers to make required payments, (ii) temporary placement sales adjustments, and (iii) permanent placement candidates not remaining with the client through the 90-day guarantee period, commonly referred to as “fall offs”. The Company establishes these allowances based on its review of customers’ credit profiles, historical loss statistics and current trends. The adequacy of these allowances is reviewed each reporting period. Historically, the Company’s actual losses and credits have been consistent with these allowances. As a percentage of gross accounts receivable, the Company’s accounts receivable allowances totaled 4.8% and 5.6% as of June 30, 2010, and December 31, 2009, respectively. As of June 30, 2010, a five-percentage point deviation in the Company’s accounts receivable allowances balance would have resulted in an increase or decrease in the allowance of $1.0 million. Although future results cannot always be predicted by extrapolating past results, management believes that it is reasonably likely that future results will be consistent with historical trends and experience. However, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or if unexpected events or significant future changes in trends were to occur, additional allowances may be required.

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

The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. In relation to actual net operating losses in certain foreign operations, valuation allowances of $21.1 million and $21.2 million were recorded as of June 30, 2010 and December 31, 2009, respectively. If such losses are ultimately utilized to offset future operating income, the Company will benefit its deferred tax assets up to the full amount of the valuation reserve.

While management believes that its judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may materially affect the future financial results of the Company.

Goodwill Impairment. The Company assesses the impairment of goodwill annually in the second quarter, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance. The Company completed its annual goodwill impairment analysis as of June 30, 2010, and determined that no adjustment to the carrying value of goodwill was required.

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

The Company’s reporting units are Accountemps, Robert Half Finance & Accounting, OfficeTeam, Robert Half Technology, Robert Half Management Resources and Protiviti, which had goodwill balances at June 30, 2010, of $127.1 million, $26.5 million, $0.0 million, $7.1 million, $0.0 million and $27.9 million, respectively, totaling $188.6 million. There were no changes to the Company’s reporting units or to the allocations of goodwill by reporting unit through June 30, 2010.

The goodwill impairment assessment is based upon a discounted cash flow analysis. The estimate of future cash flows is based upon, among other things, a discount rate and certain assumptions about expected future operating performance. The discount rate for all reporting units was determined by management based on estimates of risk free interest rates, beta and market risk premiums. The discount rate used was compared to the rate published in various third party research reports, which indicated that the rate was within a range of reasonableness. The primary assumptions related to future operating performance include revenue growth rates and profitability levels. In addition, the impairment assessment requires that management make certain judgments in allocating shared assets and liabilities to the balance sheets of the reporting units. Solely for purposes of establishing inputs for the fair value calculations described above related to its annual goodwill impairment testing, the Company made the following assumptions. The Company assumed that year-to-date trends would continue for all reporting units through 2010, followed by a recovery period in 2011 and 2012, using unique assumptions for each reporting unit. In addition, the Company applied profitability assumptions consistent with each reporting unit’s historical trends at various revenue levels and, for years beyond 2012, used a 5% growth factor to calculate the terminal value at the end of ten years for each unit. This rate is significantly lower than the Company’s historical ten-year annual compound revenue growth rate. In its most recent calculation, the Company used a 9.6% discount rate, which is lower than the 10.7% discount rate used for the Company’s last test during the second quarter of 2009. This decline in discount rate is primarily due to a decline in beta and the market risk premium.

In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, the Company applied hypothetical decreases to the fair values of each reporting unit. The Company determined that hypothetical decreases in fair value of at least 48% would be required before any reporting unit would have a carrying value in excess of its fair value.

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

Workers’ Compensation. Except for states which require participation in state-operated insurance funds, the Company retains the economic burden for the first $0.5 million per occurrence in workers’ compensation claims. Workers’ compensation includes ongoing healthcare and indemnity coverage for claims and may be paid over numerous years following the date of injury. Claims in excess of $0.5 million are insured. Workers’ compensation expense includes the insurance premiums for claims in excess of $0.5 million, claims administration fees charged by the Company’s workers’ compensation administrator, premiums paid to state-operated insurance funds, and an estimate for the Company’s liability for Incurred But Not Reported (“IBNR”) claims and for the ongoing development of existing claims. Total workers’ compensation expense was $3.3 million and $5.4 million, representing 0.31% and 0.48% of applicable U.S. revenue for the six months ended June 30, 2010 and 2009, respectively.

The accrual for IBNR claims and for the ongoing development of existing claims in each reporting period includes estimates. The Company has established reserves for workers’ compensation claims using loss development rates which are estimated using periodic third-party actuarial valuations based upon historical loss statistics which include the Company’s historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future results. Based on the Company’s results for the six months ended June 30, 2010, a five-percentage point deviation in the Company’s estimated loss development rates would have resulted in an increase or decrease in the allowance of $0.1 million.

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

For the three months ended June 30, 2010 and 2009, compensation expense related to restricted stock and stock units was $14.9 million and $15.7 million, respectively, of which $3.3 million and $3.3 million was related to grants made in 2010 and 2009, respectively. A one-percentage point deviation in the estimated forfeiture rates would have resulted in a $0.1 million increase or decrease in compensation expense related to restricted stock and stock units for the three months ended June 30, 2010 and $0.2 million increase or decrease in compensation expense related to restricted stock and stock units for the three months ended June 30, 2009. For the six months ended June 30, 2010 and 2009, compensation expense related to restricted stock and stock units was $29.0 million and $30.1 million, respectively, of which $5.4 million and $4.9 million was related to grants made in 2010 and 2009, respectively. A one-percentage point deviation in the estimated forfeiture rates would have resulted in a $0.3 million increase or decrease in compensation expense related to restricted stock and stock units for both the six months ended June 30, 2010 and 2009.

Recent Accounting Pronouncements

Revenue Recognition—Multiple-Deliverable Revenue Arrangements. In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Furthermore, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This authoritative guidance is effective for fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of this guidance to have a material effect on its Financial Statements.

Results of Operations

Demand for the Company’s temporary and permanent placement staffing services and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Correspondingly, results of operations for the six months ended June 30, 2010, were negatively impacted by difficult global economic conditions. Because of the inherent difficulty in predicting economic trends and the absence of material long-term contracts in any of our business units, future demand for the Company’s services cannot be forecasted with certainty. We expect total Company results to continue to be impacted by general macroeconomic conditions in 2010.

The Company’s temporary and permanent placement staffing services business has more than 350 offices in 42 states, the District of Columbia and 20 foreign countries, while Protiviti has more than 60 offices in 23 states and 16 foreign countries.

Because fluctuations in foreign currency exchange rates have an impact on the Company’s results, the Company provides selected growth percentages below on a constant-currency basis. Constant-currency percentages are calculated using as-reported amounts which have been retranslated using foreign currency exchange rates from the prior year’s comparable period.

Three months ended June 30, 2010 and 2009

Revenues. The Company’s revenues were $769 million for the three months ended June 30, 2010, increasing by 3% compared to $750 million for the three months ended June 30, 2009. Revenues from foreign operations represented 28% of total revenues for both the three months ended June 30, 2010, and the three months ended June 30, 2009. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. In the second quarter of 2010, revenues for all three of the Company’s reportable segments were up compared to the second quarter of 2009. Contributing factors for each reportable segment are discussed below in further detail.

Temporary and consultant staffing services revenues were $620 million for the three months ended June 30, 2010, increasing by 1% compared to revenues of $616 million for the three months ended June 30, 2009. On a constant-currency basis, temporary and consultant staffing services revenues remained essentially flat for the second quarter of 2010 compared to the second quarter of 2009. In the United States, revenues in the second quarter of 2010 increased 1% compared to the second quarter of 2009. On a constant-currency basis, the Company’s revenues from foreign operations remained flat in the second quarter of 2010 compared to the second quarter of 2009.

Permanent placement staffing revenues were $56 million for the three months ended June 30, 2010, increasing by 29% compared to revenues of $44 million for the three months ended June 30, 2009. On a constant-currency basis, permanent placement revenues increased 27% for the second quarter of 2010 compared to the second quarter of 2009. In the United States, revenues in the second quarter of 2010 increased 32% compared to the second quarter of 2009. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue. On a constant-currency basis, the Company’s revenues from foreign operations increased 22% in the second quarter of 2010 compared to the second quarter of 2009.

Risk consulting and internal audit services revenues were $93 million for the three months ended June 30, 2010, increasing by 4% compared to revenues of $90 million for the three months ended June 30, 2009. On a constant-currency basis, risk consulting and internal audit services revenues increased 3% for the second quarter of 2010 compared to the second quarter of 2009. Contributing to the increase was the improved economic condition in U.S. In the United States, revenues in the second quarter of 2010 increased 6% compared to the second quarter of 2009. On a constant-currency basis, the Company’s revenues from foreign operations decreased 3% in the second quarter of 2010 compared to the second quarter of 2009.

Gross Margin. The Company’s gross margin dollars were $290 million for the three months ended June 30, 2010, increasing by 9% compared to $265 million for the three months ended June 30, 2009. In the second quarter of 2010, gross margin dollars for all three of the Company’s reportable segments were up compared to the second quarter of 2009. Gross margin as a percentage of revenues increased for the Company’s temporary and consultant staffing services segment and for the risk consulting and internal audit services division on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $212 million for the three months ended June 30, 2010, increasing by 2% compared to $207 million for the three months ended June 30, 2009. On a constant-currency basis, temporary and consultant staffing services gross margin dollars increased 2% for the second quarter of 2010 compared to the second quarter of 2009. As a percentage of revenues, gross margin for temporary and consultant staffing services was 34.1% in the second quarter of 2010, up from 33.5% in the second quarter of 2009. The higher temporary and consultant gross margin percentage is primarily the result of higher conversion revenues, coupled with lower workers’ compensation expense, which resulted from semi-annual, third-party actuarial reviews. Conversion revenues are earned when a temporary position converts to a permanent position. As there are no direct costs related to conversion revenues, the gross margin percentage is favorably impacted as the mix of conversion revenues increases.

Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $56 million for the three months ended June 30, 2010, increasing by 29% compared to $43 million for the three months ended June 30, 2009. On a constant-currency basis, permanent placement gross margin dollars increased 27% for the second quarter of 2010 compared to the second quarter of 2009. Because reimbursable expenses for permanent placement staffing services are de minimis, the increase in gross margin dollars is substantially explained by the increase in revenues previously discussed.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $22 million for the three months ended June 30, 2010, increasing by 50% compared to $15 million for the three months ended June 30, 2009. On a constant-currency basis, risk consulting and internal audit gross margin dollars increased 50% for the second quarter of 2010 compared to the second quarter of 2009. As a percentage of revenues, gross margin for risk consulting and internal audit services was 24.0% in the second quarter of 2010, up from 16.5% in the second quarter of 2009. The year-over-year margin increase is primarily due to higher staff utilization levels, lower staff reduction charges and lower payroll expense resulting from reduced headcount.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses were $268 million for the three months ended June 30, 2010, increasing by 5% compared to $255 million for the three months ended June 30, 2009. As a percentage of revenues, the Company’s selling, general and administrative expenses were 34.8% for the second quarter of 2010, up from 34.0% for the second quarter of 2009. For the second quarter of 2010 compared to the second quarter of 2009, selling, general and administrative expenses increased for all three of the Company’s reportable segments. Selling, general and administrative expenses as a percentage of revenues increased for the Company’s temporary and consultant staffing services division, but decreased for the Company’s permanent placement staffing division, and remained flat for the Company’s risk consulting and internal audit services division in the second quarter of 2010 compared to the second quarter of 2009. Contributing factors for each reportable segment are discussed below in further detail.

Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $188 million for the three months ended June 30, 2010, up 4% from $182 million for the three months ended June 30, 2009. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 30.3% in the second quarter of 2010, up from 29.4% in the second quarter of 2009. For the second quarter of 2010 compared to the second quarter of 2009, the increase in selling, general and administrative expenses as a percentage of revenue is primarily due to higher advertising and variable overhead, which includes special charges of $2.6 million related to the settlement of several outstanding litigation claims, primarily related to wage and hour labor laws. These cases have been outstanding for many years. While the company continues to believe it has meritorious defenses, these cases were settled primarily to avoid potentially significant additional costs that would result from protracted litigation.

Selling, general and administrative expenses for the Company’s permanent placement staffing division were $51 million for the three months ended June 30, 2010, increasing by 11% compared to $45 million for the three months ended June 30, 2009. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 90.1% in the second quarter of 2010, down from 104.4% in the second quarter of 2009. For the second quarter of 2010 compared to the second quarter of 2009, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to lower field compensation, advertising, administrative compensation, fixed overhead, and variable overhead.

Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $29 million for the three months ended June 30, 2010, increasing by 4% compared to $28 million for the three months ended June 30, 2009. Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division for the three months ended June 30, 2010, includes special charges of $2.4 million to settle outstanding litigation claims, primarily a case related to wage and hour labor laws. This case covered an 8+ year period dating back to May 2002. While the company continues to believe it has meritorious defenses, these cases were settled primarily to avoid future litigation costs. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 31.2% in the second quarter of 2010, flat compared to the second quarter of 2009.

Operating Income. The Company’s total operating income was $22 million, or 2.9% of revenues, for the three months ended June 30, 2010, increasing by 122% from $10 million, or 1.3% of revenues, for the three months ended June 30, 2009. For the Company’s temporary and consultant staffing services division, operating income was $24 million, or 3.8% of applicable revenues, down from $25 million, or 4.1% of applicable revenues, in the second quarter of 2009. For the Company’s permanent placement staffing division, operating income was $5 million, or 9.9% of applicable revenues, up from an operating loss of $2 million, or negative 4.5% of applicable revenues, in the second quarter of 2009. For the Company’s risk consulting and internal audit services division, operating loss was $7 million, or negative 7.3% of applicable revenues, down from an operating loss of $13 million, or negative 14.7% of applicable revenues, in the second quarter of 2009.

Amortization of intangible assets. Amortization of intangible assets was $0.0 and $0.3 million for the three months ended June 30, 2010 and 2009, respectively. Intangible assets result from the Company’s acquisitions. For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. Net intangible assets, consisting primarily of goodwill, represented 16% of total assets and 23% of total stockholders’ equity at June 30, 2010.

Interest income and expense. Interest income for the three months ended June 30, 2010 and 2009, was $0.2 million and $0.5 million, respectively. Lower second quarter 2010 interest income was due to lower interest rates and lower average cash balances. Interest expense for the three months ended June 30, 2010 and 2009, was $0.1 million and $0.0 million, respectively.

Provision for income taxes. The provision for income taxes was 46% and 47%, as a percentage of income before income taxes, for the three months ended June 30, 2010 and 2009, respectively. The decrease is due primarily to the impact of permanent non-deductible tax items, which became less significant relative to the Company’s improved financial results.

Six months ended June 30, 2010 and 2009

Revenues. The Company’s revenues were $1.5 billion for the six months ended June 30, 2010, decreasing by 4% compared to $1.6 billion for the six months ended June 30, 2009. Revenues from foreign operations represented 29% and 28% of total revenues for the six months ended June 30, 2010 and 2009, respectively. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services. In the first half of 2010, revenues for the Company’s temporary and consultant staffing services segment and for the risk consulting and internal audit services division were down compared to the first half of 2009. In the first half of 2010, revenues for the Company’s permanent placement staffing service was up compared to the first half of 2009. Contributing factors for each reportable segment are discussed below in further detail.

Temporary and consultant staffing services revenues were $1.2 billion for the six months ended June 30, 2010, decreasing by 5% compared to revenues of $1.3 billion for the six months ended June 30, 2009. On a constant-

currency basis, temporary and consultant staffing services revenues decreased 7% for the first half of 2010 compared to the first half of 2009. In the United States, revenues in the first half of 2010 decreased 6% compared to the first half of 2009. For the Company’s foreign operations, constant-currency revenues in the first half of 2010 decreased 10% compared to the first half of 2009.

Permanent placement revenues were $105 million for the six months ended June 30, 2010, increasing by 12% compared to revenues of $93 million for the six months ended June 30, 2009. On a constant-currency basis, permanent placement revenues increased 8% for the first half of 2010 compared to the first half of 2009. In the United States, revenues in the first half of 2010 increased 8% compared to the first half of 2009. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue. For the Company’s foreign operations, constant-currency revenues in the first half of 2010 increased 9% compared to the first half of 2009.

Risk consulting and internal audit services revenues were $183 million for the six months ended June 30, 2010, decreasing by 4% compared to revenues of $191 million for the six months ended June 30, 2009. On a constant-currency basis, risk consulting and internal audit services revenues decreased 5% for the first half of 2010 compared to the first half of 2009 as weak global macroeconomic conditions negatively impacted demand. Contributing to the decrease was a significant decline in revenues produced by compliance-related projects, mainly those tied to the Sarbanes-Oxley Act, a trend which may continue. In the United States, revenues in the first half of 2010 decreased 2% compared to the first half of 2009. For the Company’s foreign operations, constant-currency revenues in the first half of 2010 decreased 12% compared to the first half of 2009.

Gross Margin. The Company’s gross margin dollars were $558 million for the six months ended June 30, 2010, down slightly from $559 million for the six months ended June 30, 2009. For the first half of 2010 compared to the first half of 2009, gross margin dollars increased for the Company’s permanent placement staffing services and risk consulting and internal audit services divisions. Gross margin dollars for the Company’s temporary and consultant staffing services division decreased for the first half of 2010 compared to the first half of 2009. Gross margin as a percentage of revenues decreased for the Company’s temporary and consultant staffing services division and increased for the risk consulting and internal audit services division on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $412 million for the six months ended June 30, 2010, decreasing by 6% compared to $440 million for the six months ended June 30, 2009. On a constant-currency basis, temporary and consultant staffing services gross margin dollars decreased 8% for the first half of 2010 compared to the first half of 2009. As a percentage of revenues, gross margin for temporary and consultant staffing services was 33.9% in the first half of 2010, down from 34.1% in the first half of 2009. This year-over-year decrease was the result of lower pay/bill spreads in the first half of 2010.

Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $105 million for the six months ended June 30, 2010, increasing by 12% compared to $93 million for the six months ended June 30, 2009. On a constant-currency basis, permanent placement gross margin dollars increased 8% for the first half of 2010 compared to the first half of 2009. Because reimbursable expenses for permanent placement staffing services are de minimis, the increase in gross margin dollars is substantially explained by the increase in revenues previously discussed.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $41 million for the six months ended June 30, 2010, increasing by 61% compared to $26 million for the six months ended June 30, 2009. On a constant-currency basis, risk consulting and internal audit gross margin dollars increased 59% for the first half of 2010 compared to the first half of 2009. As a percentage of revenues, gross margin for risk consulting and internal audit services was 22.3% in for the first half of 2010, up from 13.3% in the first half of 2009. The year-over-year margin increase is primarily due to higher staff utilization levels, as well as lower staff reduction charges.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses were $523 million for the six months ended June 30, 2010, decreasing by 2% compared to $532 million for the six months ended June 30, 2009. As a percentage of revenues, the Company’s selling, general and administrative expenses were 34.7% for the first half of 2010, up from 33.8% for the first half of 2009. For the first half of 2010 compared to the first half of 2009, selling, general and administrative expenses decreased for all three of the Company’s reportable segments. Selling, general and administrative expenses as a percentage of revenues increased for the Company’s temporary and consulting staffing services division, and decreased for the Company’s permanent placement staffing division and risk consulting and internal audit services division in the first half of 2010 compared to the first half of 2009. Contributing factors for each reportable segment are discussed below in further detail.

Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $372 million for the six months ended June 30, 2010, down 1% from $375 million for the six months ended June 30, 2009. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 30.5% in the first half of 2010, up from 29.1% in the first half of 2009. For the first half of 2010 compared to the first half of 2009, increases as a percentage of revenues for advertising, administration costs and variable overhead drove the overall increase.

Selling, general and administrative expenses for the Company’s permanent placement staffing division were $96 million for the six months ended June 30, 2010, decreasing by 4% compared to $100 million for the six months ended June 30, 2009. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 91.7% in the first half of 2010, down from 106.5% in the first half of 2009. For the first half of 2010 compared to the first half of 2009, decreases as a percentage of revenues for fixed overhead, field compensation, administration costs, variable overhead, advertising and expenses related to doubtful accounts receivable drove the overall decrease.

Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $55 million for the six months ended June 30, 2010, decreasing by 4% compared to $57 million for the six months ended June 30, 2009. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 30.1% in the first half of 2010, down from 30.2% in the first half of 2009. For the first half of 2010 compared to the first half of 2009, decreases as a percentage of revenues for fixed overhead and expenses related to doubtful accounts receivable were partially offset by increases as a percentage of revenues for variable overhead and administration costs.

Operating Income. The Company’s total operating income was $35 million, or 2.3% of revenues, for the six months ended June 30, 2010, increasing by 30% from $27 million, or 1.7% of revenues, for the six months ended June 30, 2009. For the Company’s temporary and consultant staffing services division, operating income was $40 million, or 3.3% of applicable revenues, down from $65 million, or 5.0% of applicable revenues, in the first half of 2009. For the Company’s permanent placement staffing division, operating income was $9 million, or 8.3% of applicable revenues, up from operating loss of $6 million, or negative 6.6% of applicable revenues, in the first half of 2009. For the Company’s risk consulting and internal audit services division, operating loss was $14 million, or negative 7.9% of applicable revenues, down from an operating loss of $32 million, or negative 16.8% of applicable revenues, in the first half of 2009.

Amortization of intangible assets. Amortization of intangible assets was $0.3 and $0.9 million for the six months ended June 30, 2010 and 2009, respectively. Intangible assets result from the Company’s acquisitions.

For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. Net intangible assets, consisting primarily of goodwill, represented 16% of total assets and 23% of total stockholders’ equity at June 30, 2010.

Interest income and expense. Interest income for the six months ended June 30, 2010 and 2009, was $0.5 million and $1.2 million, respectively. Lower interest income in the first half of 2010 was due to lower interest rates and lower average cash balances. Interest expense for the six months ended June 30, 2010 and 2009, was $0.3 million and $0.1 million, respectively.

Provision for income taxes. The provision for income taxes was 40% and 47%, as a percentage of income before income taxes, for the six months ended June 30, 2010 and 2009, respectively. The 2010 decrease is due to state income tax credits the Company claimed in the first quarter of 2010 and the diminishing impact of permanent non-deductible tax items, which became increasingly less significant relative to the Company’s improved financial results.

Liquidity and Capital Resources

The change in the Company’s liquidity during the six months ended June 30, 2010 and 2009, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and payment of dividends.

Cash and cash equivalents were $290 million and $386 million at June 30, 2010 and 2009, respectively. Operating activities provided $51 million during the six months ended June 30, 2010, which was more than offset by $14 million and $104 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $126 million during the six months ended June 30, 2009, partially offset by $25 million and $74 million of net cash used in investing activities and financing activities, respectively.

Operating activities—Net cash provided by operating activities for the six months ended June 30, 2010, was comprised of net income of $21 million, adjusted for non-cash items of $52 million, and offset by changes in working capital of $22 million. Net cash provided by operating activities for the six months ended June 30, 2009, was composed of net income of $14 million, adjusted for non-cash items of $63 million, and net cash provided by changes in working capital of $49 million.

Investing activities—Cash used in investing activities for the six months ended June 30, 2010, was $14 million. This was primarily comprised of capital expenditures of $14 million. Cash used in investing activities for the six months ended June 30, 2009, was $25 million. This was primarily composed of capital expenditures of $24 million and deposits to trusts for employee benefits and retirement plans of $1 million.

Financing activities—Cash used in financing activities for the six months ended June 30, 2010, was $104 million. This included repurchases of $72 million in common stock and $38 million in cash dividends to stockholders, offset by proceeds of $5 million from exercises of stock options and $1 million in excess tax benefits from stock-based compensation. Cash used in financing activities for the six months ended June 30, 2009, was $74 million. This included repurchases of $58 million in common stock and $36 million in cash dividends to stockholders, offset by proceeds of $18 million from exercise of stock options and $2 million in excess tax benefits from stock-based compensation.

As of June 30, 2010, the Company is authorized to repurchase, from time to time, up to 2.6 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the six months ended June 30, 2010 and 2009, the Company repurchased 2.5 million shares and 1.5 million shares of common stock on the open market for a total cost of $66 million and $31 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the six months ended June 30, 2010 and 2009, such repurchases totaled 0.2 million shares and 1.2 million shares, at a cost of $6 million and $27 million, respectively. Repurchases of shares have been funded with cash generated from operations.

The Company’s working capital at June 30, 2010, included $290 million in cash and cash equivalents. The Company’s working capital requirements relate primarily to accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short- and long-term basis. However, continued or increased volatility and disruption in the global capital and credit markets could negatively impact the Company’s business operations and therefore its liquidity and ability to meet working capital needs.

On July 28, 2010, the Company announced a quarterly dividend of $.13 per share to be paid to all shareholders of record as of August 25, 2010. The dividend will be paid on September 15, 2010.

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

For the six months ended June 30, 2010, approximately 29% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, and Euro, have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

The Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2010 and its annual report on Form 10-K for the fiscal year ended December 31, 2009 contained disclosures regarding a complaint filed against Protiviti Inc., a wholly owned subsidiary of the Company, by Plaintiff Don Tran, on behalf of himself and a putative class of salaried Consultants and Senior Consultants in the state of California. On July 13, 2010, the parties to this action entered into a Memorandum of Agreement, which is expected to settle and resolve the claims included in the complaint. The actual settlement of the case is contingent upon the parties’ execution of a formal written settlement agreement approved by the Court. Based on the settlement terms contained in the Memorandum of Agreement, the Company has determined that this litigation is not currently a material pending legal proceeding. Accordingly, the Company does not presently intend to make disclosures regarding this case in its future Securities and Exchange Commission filings.

The Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2010 and its annual report on Form 10-K for the fiscal year ended December 31, 2009 contained disclosures regarding a complaint filed in California Superior Court by Plaintiff Mark Laffitte, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, naming the Company and three of its wholly owned subsidiaries as Defendants. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation. The case is set for mediation on August 10, 2010. There is no assurance that this case will settle at the mediation. If settled at mediation, the amounts paid by the Company may be material.

The Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2010 and its annual report on Form 10-K for the fiscal year ended December 31, 2009 contained disclosures regarding a complaint filed in California Superior Court by Plaintiff Van Williamson, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, naming the Company and three of its wholly owned subsidiaries as Defendants. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation. The case is set for mediation on August 10, 2010. There is no assurance that this case will settle at the mediation. If settled at mediation, the amounts paid by the Company may be material.

The Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2010 and its annual report on Form 10-K for the fiscal year ended December 31, 2009 contained disclosures regarding a complaint filed in California Superior Court by Plaintiff Donald R. Green, on behalf of himself and a putative class of all temporary staffing employees in California, naming the Company and one of its wholly owned subsidiaries as Defendants. On June 29, 2010, the Company became aware that the plaintiff and sole putative class representative in this matter, Donald R. Green, died on or about October 29, 2009. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to vigorously defend against the litigation.

The Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2010 and its annual report on Form 10-K for the fiscal year ended December 31, 2009 contained disclosures regarding a complaint filed against the Company by Plaintiff Eric Presser, on behalf of himself and a putative class of all allegedly similarly situated Staffing Managers in the state of Florida. On July 9, 2010, the Court approved a settlement agreement in an amount immaterial to the Company and dismissed the complaint. Accordingly, the Company will not make disclosures regarding this matter in its future Securities and Exchange Commission filings.

There have been no material developments with regard to the other legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009 and its quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2010.

ITEM 1A.	Risk Factors

The risk factor titled “The Company and certain subsidiaries are defendants in several class and representative action lawsuits alleging various wage and hour claims that could cause the Company to incur substantial liabilities,” disclosed in the Company’s most recent annual report on Form 10-K for the fiscal year ended December 31, 2009, as updated by and restated in the Company’s most recent quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2010, is updated and restated as follows to reflect the settlement and dismissal of the Presser litigation and the Company’s determination that the Tran litigation matter is not currently a material pending legal proceeding, as set forth in part II, Item 1 of this Form 10-Q.

The Company and certain subsidiaries are defendants in several lawsuits alleging various wage and hour claims that could cause the Company to incur substantial liabilities.    The Company and certain subsidiaries are defendants in several actual or asserted class and representative action lawsuits brought by or on behalf of the Company’s current and former employees alleging violations of federal and state law with respect to certain wage and hour matters. All but one of such lawsuits allege, among other things, the misclassification of certain employees as exempt employees under applicable law and other related wage and hour violations and seek an unspecified amount for unpaid overtime compensation, statutory penalties, and other damages, as well as attorneys’ fees. One lawsuit alleges, among other things, that temporary employees in California were improperly denied expense reimbursement and wages for time purportedly spent preparing for, traveling to, and attending interviews, and seeks compensation for such expenses and wages, penalties and injunctive relief, as well as attorneys’ fees. It is not possible to predict the outcome of these lawsuits. However, these lawsuits may consume substantial amounts of the Company’s financial and managerial resources and might result in adverse publicity, regardless of the ultimate outcome of the lawsuits. In addition, the Company and its subsidiaries may become subject to similar lawsuits in the same or other jurisdictions. An unfavorable outcome with respect to these lawsuits and any future lawsuits could, individually or in the aggregate, cause the Company to incur substantial liabilities that may have a material adverse effect upon the Company’s business, financial condition or results of operations. In addition, an unfavorable outcome in one or more of these cases could cause the Company to change its incentive compensation plans for its employees, which could have a material adverse effect upon the Company’s business.

There have not been any material changes with regard to the other risk factors disclosed in such Form 10-K and such Form 10-Q.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (c)
April 1, 2010 to April 30, 2010	300,917	(a)	$27.28	300,000	4,771,114
May 1, 2010 to May 31, 2010	1,986,268		$26.59	1,986,268	2,784,846
June 1, 2010 to June 30, 2010	296,059	(b)	$23.10	200,000	2,584,846

Total April 1, 2010 to June 30, 2010	2,583,244			2,486,268

(a)	Includes 917 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(b)	Includes 96,059 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(c)	Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 78,000,000 shares have been authorized for repurchase of which, 75,415,154 shares have been repurchased as of June 30, 2010.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

3.2	By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.1	Part I, Item 1 of this Form 10-Q formatted in XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: July 30, 2010