Form 10-Q
period 2010-09-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2010-11-05
CIK 315213

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2010:

147,154,808 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in thousands, except share amounts)

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$311,056	$365,794
Accounts receivable, less allowances of $21,166 and $21,423	427,770	362,392
Current deferred income taxes	101,944	51,643
Other current assets	129,905	142,805

Total current assets	970,675	922,634
Goodwill	189,311	189,336
Other intangible assets, net	31	392
Property and equipment, net	103,779	124,658
Deferred and other income taxes	20,436	46,515

Total assets	$1,284,232	$1,283,535

LIABILITIES
Accounts payable and accrued expenses	$106,943	$101,610
Accrued payroll costs and retirement obligations	283,473	265,245
Income taxes payable	14,184	—
Current portion of notes payable and other indebtedness	120	113

Total current liabilities	404,720	366,968
Notes payable and other indebtedness, less current portion	1,688	1,779
Other liabilities	27,486	14,978

Total liabilities	433,894	383,725

Commitments and Contingencies (Note G)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 147,133,724 shares and 148,645,335 shares	147	149
Capital surplus	802,763	854,081
Accumulated other comprehensive income	47,428	45,580
Retained earnings	—	—

Total stockholders’ equity	850,338	899,810

Total liabilities and stockholders’ equity	$1,284,232	$1,283,535

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net service revenues	$817,258	$725,912	$2,323,521	$2,299,124
Direct costs of services, consisting of payroll, payroll taxes, insurance costs and reimbursable expenses	508,118	459,501	1,456,395	1,473,928

Gross margin	309,140	266,411	867,126	825,196
Selling, general and administrative expenses	271,978	248,870	795,165	780,927
Amortization of intangible assets	46	281	362	1,179
Interest income, net	(153)	(159)	(321)	(1,234)

Income before income taxes	37,269	17,419	71,920	44,324
Provision for income taxes	16,645	7,888	30,641	20,589

Net income	$20,624	$9,531	$41,279	$23,735

Net income available to common stockholders	$20,099	$8,988	$39,430	$22,098

Net income per share (Note J):
Basic	$.14	$.06	$.28	$.15
Diluted	$.14	$.06	$.27	$.15

Shares:
Basic	142,230	146,227	143,182	146,514
Diluted	143,000	147,123	144,327	147,101

Cash dividends declared per share	$.13	$.12	$.39	$.36

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2010	2009
COMMON STOCK—SHARES:
Balance at beginning of period	148,645	150,943
Net issuances of restricted stock	1,417	2,280
Repurchases of common stock	(3,210)	(3,992)
Exercises of stock options	282	1,520

Balance at end of period	147,134	150,751

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$149	$151
Net issuances of restricted stock	1	2
Repurchases of common stock	(3)	(4)
Exercise of stock options	—	2

Balance at end of period	$147	$151

CAPITAL SURPLUS:
Balance at beginning of period	$854,081	$949,474
Net issuances, and other changes to, restricted stock—excess over par value	(1)	(2)
Repurchases of common stock—excess over par value	(55,674)	(67,863)
Cash dividends ($.39 per share and $.36 per share)	(44,074)	(54,625)
Stock-based compensation expense	43,213	45,913
Exercises of stock options—excess over par value	6,077	22,134
Tax impact of equity incentive plans	(859)	1,896

Balance at end of period	$802,763	$896,927

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$45,580	$34,263
Translation adjustments	1,848	16,657

Balance at end of period	$47,428	$50,920

RETAINED EARNINGS:
Balance at beginning of period	$—	$—
Repurchases of common stock—excess over par value	(27,511)	(23,735)
Cash dividends ($.39 per share)	(13,768)	—
Net income	41,279	23,735

Balance at end of period	$—	$—

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,279	$23,735
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	362	1,179
Depreciation expense	42,370	48,246
Stock-based compensation expense—restricted stock and stock units	43,043	45,202
Stock-based compensation expense—stock options	170	711
Excess tax benefits from stock-based compensation	(917)	(2,372)
Provision for deferred income taxes	(14,948)	2,600
Provision for doubtful accounts	5,407	(2,238)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(71,189)	132,262
Increase (decrease) in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	24,531	(62,368)
Increase (decrease) in income taxes payable	19,773	(3,014)
Change in other assets, net of change in other liabilities	11,592	8,405

Net cash flows provided by operating activities	101,473	192,348

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(22,049)	(31,000)
Increase in trusts for employee benefits and retirement plans	(612)	(3,364)

Net cash flows used in investing activities	(22,661)	(34,364)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(83,188)	(86,605)
Cash dividends paid	(57,612)	(54,394)
Decrease in notes payable and other indebtedness	(84)	(78)
Excess tax benefits from stock-based compensation	917	2,372
Proceeds from exercises of stock options	6,077	22,136

Net cash flows used in financing activities	(133,890)	(116,569)

Effect of exchange rate changes on cash and cash equivalents	340	11,470

Net (decrease) increase in cash and cash equivalents	(54,738)	52,885
Cash and cash equivalents at beginning of period	365,794	354,756

Cash and cash equivalents at end of period	$311,056	$407,641

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$454	$320
Income taxes, net of refunds	$23,537	$10,414
Non-cash items:
Stock repurchases awaiting settlement	$—	$4,997

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2010

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

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of September 30, 2010, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses and income and other taxes. Management estimates are also utilized in the Company’s goodwill impairment assessment.

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

September 30, 2010

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

Advertising Costs. The Company expenses all advertising costs as incurred. Advertising expense totaled $28.1 million and $23.9 million for the nine months ended September 30, 2010 and 2009, respectively.

Comprehensive Income. Comprehensive income includes net income and certain other items that are recorded directly to Stockholders’ Equity. The Company’s only source of other comprehensive income is foreign currency translation adjustments. The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$20,624	$9,531	$41,279	$23,735
Translation adjustments	16,523	9,260	1,848	16,657

Total comprehensive income	$37,147	$18,791	$43,127	$40,392

Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity at the date of purchase of three months or less as cash equivalents.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2010

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

September 30, 2010

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

Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. The Company capitalized $7.0 million and $15.1 million of internal-use software development costs for the nine months ended September 30, 2010 and 2009, respectively.

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2010

Note C—Other Current Assets

Other current assets consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Deposits in trusts for employee benefits and retirement plans	$78,245	$77,014
Other	51,660	65,791

	$129,905	$142,805

Note D—Goodwill

The following table sets forth the activity in goodwill from December 31, 2009, through September 30, 2010 (in thousands):

Goodwill
Balance as of December 31, 2009	$189,336
Translation adjustments	(25)

Balance as of September 30, 2010	$189,311

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Computer hardware	$113,473	$121,063
Computer software	229,119	222,464
Furniture and equipment	117,193	130,296
Leasehold improvements	117,738	127,613
Other	14,753	15,248

Property and equipment, cost	592,276	616,684
Accumulated depreciation	(488,497)	(492,026)

Property and equipment, net	$103,779	$124,658

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Payroll and benefits	$151,012	$126,874
Employee retirement obligations	78,874	75,392
Workers’ compensation	25,721	25,730
Payroll taxes	27,866	37,249

	$283,473	$265,245

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2010

Note F—Accrued Payroll Costs and Retirement Obligations (Continued)

Included in employee retirement obligations is $67 million at September 30, 2010, and $64 million at December 31, 2009, related to the Company’s Chief Executive Officer for a deferred compensation plan and other benefits.

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

On April 23, 2010, Plaintiffs David Opalinski and James McCabe, on behalf of themselves and a putative class of similarly situated Staffing Managers, filed a Complaint in the United States District Court for the District of New Jersey naming the Company and one of its subsidiaries as Defendants. The Complaint alleges that salaried Staffing Managers located throughout the U.S. have been misclassified as exempt from the Fair Labor

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2010

Note G—Commitments and Contingencies (Continued)

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

Note H—Stockholders’ Equity

Stock Repurchase Program. As of September 30, 2010, the Company is authorized to repurchase, from time to time, up to 2.1 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the nine months ended September 30, 2010 and 2009, the Company repurchased 3.0 million shares and 2.7 million shares of common stock on the open market for a total cost of $77 million and $63 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the nine months ended September 30, 2010 and 2009, such repurchases totaled 0.2 million shares and 1.3 million shares, at a cost of $6 million and $29 million, respectively. Repurchases of shares have been funded with cash generated from operations.

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for the nine months ended September 30, 2010 and 2009 (consisting of stock option exercises and the purchase of shares for the treasury) is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.

Cash Dividends. The Company’s Board of Directors may at their discretion declare and pay dividends upon the shares of the Company’s stock either out of the Company’s retained earnings or capital surplus. During the nine months ended September 30, 2010 and 2009, the Company declared cash dividends of $.39 per share and $.36 per share, respectively.

Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus. As a result, the Company had no retained earnings as of September 30, 2010, and December 31, 2009.

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

September 30, 2010

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

Note J—Net Income Per Share

The calculation of net income per share for the three and nine months ended September 30, 2010 and 2009, is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic net income per share:
Net income	$20,624	$9,531	$41,279	$23,735
Income allocated to participating securities	525	543	1,849	1,637

Net income available to common stockholders	$20,099	$8,988	$39,430	$22,098

Basic weighted average shares	142,230	146,227	143,182	146,514
Basic net income per share	$.14	$.06	$.28	$.15
Diluted net income per share:
Net income	$20,624	$9,531	$41,279	$23,735
Income allocated to participating securities	525	543	1,849	1,637

Net income available to common stockholders	$20,099	$8,988	$39,430	$22,098

Basic weighted average shares	142,230	146,227	143,182	146,514
Dilutive effect of potential common shares	770	896	1,145	587

Diluted weighted average shares	143,000	147,123	144,327	147,101

Diluted net income per share	$.14	$.06	$.27	$.15

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2010

Note J—Net Income Per Share (Continued)

Potential common shares include the dilutive effect of stock options, unvested performance-based restricted stock, restricted stock which contain forfeitable rights to dividends, and stock units. The weighted average diluted common shares outstanding for the three months ended September 30, 2010 and 2009, respectively, excludes the effect of 2.1 million and 2.2 million anti-dilutive potential common shares. The weighted average diluted common shares outstanding for the nine months ended September 30, 2010 and 2009, respectively, excludes the effect of 0.8 million and 4.9 million anti-dilutive potential common shares. Employee stock options will have a dilutive effect under the treasury method only when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds. Under the treasury method, exercise proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in capital surplus, if the options were exercised and the stock units and performance-based restricted stock had vested.

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2010

Note K—Business Segments (Continued)

The following table provides a reconciliation of revenue and operating income (loss) by reportable segment to consolidated results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net service revenues
Temporary and consultant staffing	$661,178	$585,971	$1,879,661	$1,874,889
Permanent placement staffing	57,177	42,955	161,949	136,422
Risk consulting and internal audit services	98,903	96,986	281,911	287,813

	$817,258	$725,912	$2,323,521	$2,299,124

Operating income (loss)
Temporary and consultant staffing	$31,957	$17,264	$72,473	$82,309
Permanent placement staffing	5,092	(781)	13,748	(6,979)
Risk consulting and internal audit services	113	1,058	(14,260)	(31,061)

	37,162	17,541	71,961	44,269
Amortization of intangible assets	46	281	362	1,179
Interest income, net	(153)	(159)	(321)	(1,234)

Income before income taxes	$37,269	$17,419	$71,920	$44,324

Note L—Subsequent Events

On November 3, 2010, the Company announced a quarterly dividend of $.13 per share to be paid to all shareholders of record as of November 25, 2010. The dividend will be paid on December 15, 2010.

On November 3, 2010, the Company authorized the repurchase, from time to time, of up to 10 million shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The authorization is in addition to the 2.1 million shares remaining under the existing repurchase program.

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

Accounts Receivable Allowances. The Company maintains allowances for estimated losses resulting from (i) the inability of its customers to make required payments, (ii) temporary placement sales adjustments, and (iii) permanent placement candidates not remaining with the client through the 90-day guarantee period, commonly referred to as “fall offs”. The Company establishes these allowances based on its review of customers’ credit profiles, historical loss statistics and current trends. The adequacy of these allowances is reviewed each reporting period. Historically, the Company’s actual losses and credits have been consistent with these allowances. As a percentage of gross accounts receivable, the Company’s accounts receivable allowances totaled 4.7% and 5.6% as of September 30, 2010, and December 31, 2009, respectively. As of September 30, 2010, a five-percentage point deviation in the Company’s accounts receivable allowances balance would have resulted in an increase or decrease in the allowance of $1.0 million. Although future results cannot always be predicted by extrapolating past results, management believes that it is reasonably likely that future results will be consistent with historical trends and experience. However, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or if unexpected events or significant future changes in trends were to occur, additional allowances may be required.

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

The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. Valuation allowances of $26.5 million and $21.2 million were recorded as of September 30, 2010 and December 31, 2009, respectively. The valuation allowances recorded relate primarily to net operating losses in certain foreign operations. If such losses are ultimately utilized to offset future operating income, the Company will benefit its deferred tax assets up to the full amount of the valuation reserve.

While management believes that its judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may materially affect the future financial results of the Company.

Goodwill Impairment. The Company assesses the impairment of goodwill annually in the second quarter, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance. The Company completed its annual goodwill impairment analysis as of June 30, 2010, and determined that no adjustment to the carrying value of goodwill was required. There were no events or changes in circumstances during the three months ended September 30, 2010, that caused the Company to perform an interim impairment assessment.

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

The Company’s reporting units are Accountemps, Robert Half Finance & Accounting, OfficeTeam, Robert Half Technology, Robert Half Management Resources and Protiviti, which had goodwill balances at September 30, 2010, of $127.4 million, $26.6 million, $0.0 million, $7.2 million, $0.0 million and $28.1 million, respectively, totaling $189.3 million. There were no changes to the Company’s reporting units or to the allocations of goodwill by reporting unit through September 30, 2010.

The goodwill impairment assessment is based upon a discounted cash flow analysis. The estimate of future cash flows is based upon, among other things, a discount rate and certain assumptions about expected future operating performance. The discount rate for all reporting units was determined by management based on estimates of risk free interest rates, beta and market risk premiums. The discount rate used was compared to the rate published in various third party research reports, which indicated that the rate was within a range of reasonableness. The primary assumptions related to future operating performance include revenue growth rates and profitability levels. In addition, the impairment assessment requires that management make certain judgments in allocating shared assets and liabilities to the balance sheets of the reporting units. Solely for purposes of establishing inputs for the fair value calculations described above related to its annual goodwill impairment testing, the Company made the following assumptions. The Company assumed that year-to-date trends through the date of the last assessment would continue for all reporting units through 2010, followed by a recovery period in 2011 and 2012, using unique assumptions for each reporting unit. In addition, the Company applied profitability assumptions consistent with each reporting unit’s historical trends at various revenue levels and, for years beyond 2012, used a 5% growth factor to calculate the terminal value at the end of ten years for each unit. This rate is comparable to the Company’s most recent ten-year annual compound revenue growth rate. In its most recent calculation, the Company used a 9.6% discount rate, which is lower than the 10.7% discount rate used for the Company’s last test during the second quarter of 2009. This decline in discount rate is primarily due to a decline in beta and the market risk premium.

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

Workers’ Compensation. Except for states which require participation in state-operated insurance funds, the Company retains the economic burden for the first $0.5 million per occurrence in workers’ compensation claims. Workers’ compensation includes ongoing healthcare and indemnity coverage for claims and may be paid over numerous years following the date of injury. Claims in excess of $0.5 million are insured. Workers’ compensation expense includes the insurance premiums for claims in excess of $0.5 million, claims administration fees charged by the Company’s workers’ compensation administrator, premiums paid to state-operated insurance funds, and an estimate for the Company’s liability for Incurred But Not Reported (“IBNR”) claims and for the ongoing development of existing claims. Total workers’ compensation expense was $5.8 million and $8.4 million, representing 0.35% and 0.51% of applicable U.S. revenue for the nine months ended September 30, 2010 and 2009, respectively.

The accrual for IBNR claims and for the ongoing development of existing claims in each reporting period includes estimates. The Company has established reserves for workers’ compensation claims using loss development rates which are estimated using periodic third-party actuarial valuations based upon historical loss statistics which include the Company’s historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future results. Based on the Company’s results for the nine months ended September 30, 2010, a five-percentage point deviation in the Company’s estimated loss development rates would have resulted in an increase or decrease in the allowance of $0.2 million.

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

For the three months ended September 30, 2010 and 2009, compensation expense related to restricted stock and stock units was $14.0 million and $15.1 million, respectively, of which $3.4 million and $3.5 million was related to grants made in 2010 and 2009, respectively. A one-percentage point deviation in the estimated forfeiture rates would have resulted in a $0.1 million and a $0.2 million increase or decrease in compensation expense related to restricted stock and stock units for the three months ended September 30, 2010 and September 30, 2009, respectively. For the nine months ended September 30, 2010 and 2009, compensation expense related to restricted stock and stock units was $43.0 million and $45.2 million, respectively, of which $8.8 million and $8.4 million was related to grants made in 2010 and 2009, respectively. A one-percentage point deviation in the estimated forfeiture rates would have resulted in a $0.4 million increase or decrease in compensation expense related to restricted stock and stock units for the nine months ended September 30, 2010. A one-percentage point deviation in the estimated forfeiture rates would have resulted in a $0.5 million increase or decrease in compensation expense related to restricted stock and stock units for the nine months ended September 30, 2009.

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

Results of Operations

Demand for the Company’s temporary and permanent placement staffing services and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Correspondingly, results of operations for the three and nine months ended September 30, 2010, were negatively impacted by difficult global economic conditions. Because of the inherent difficulty in predicting economic trends and the absence of material long-term contracts in any of our business units, future demand for the Company’s services cannot be forecasted with certainty. We expect total Company results to continue to be impacted by general macroeconomic conditions in 2010.

The Company’s temporary and permanent placement staffing services business has more than 350 offices in 42 states, the District of Columbia and 18 foreign countries, while Protiviti has 60 offices in 23 states and 15 foreign countries.

Because fluctuations in foreign currency exchange rates have an impact on the Company’s results, the Company provides selected growth percentages below on a constant-currency basis. Constant-currency percentages are calculated using as-reported amounts which have been retranslated using foreign currency exchange rates from the prior year’s comparable period.

Three months ended September 30, 2010 and 2009

Revenues. The Company’s revenues were $817 million for the three months ended September 30, 2010, increasing by 13% compared to $726 million for the three months ended September 30, 2009. Revenues from foreign operations represented 28% and 29% of total revenues for the three months ended September 30, 2010 and 2009, respectively. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. In the third quarter of 2010, revenues for all three of the Company’s reportable segments were up compared to the third quarter of 2009. Contributing factors for each reportable segment are discussed below in further detail.

Temporary and consultant staffing services revenues were $661 million for the three months ended September 30, 2010, increasing by 13% compared to revenues of $586 million for the three months ended September 30, 2009. On a constant-currency basis, temporary and consultant staffing services revenues increased 14% for the third quarter of 2010 compared to the third quarter of 2009. In the third quarter of 2010, demand for the Company’s temporary and consultant staffing services increased globally. In the United States, revenues in the third quarter of 2010 increased 14% compared to the third quarter of 2009. Although unemployment rates in the United States remained high during the third quarter of 2010, the Company did experience an increase in demand for its temporary and consulting services during the quarter. This is consistent with prior post recession periods where we believe clients seek to keep their labor costs as variable as possible. On a constant-currency basis, the Company’s revenues from foreign operations increased 13% in the third quarter of 2010 compared to the third quarter of 2009.

Permanent placement staffing revenues were $57 million for the three months ended September 30, 2010, increasing by 33% compared to revenues of $43 million for the three months ended September 30, 2009. On a constant-currency basis, permanent placement revenues increased 33% for the third quarter of 2010 compared to the third quarter of 2009. In the United States, revenues in the third quarter of 2010 increased 39% compared to the third quarter of 2009. Although unemployment rates in the United States remained high during the third quarter of 2010, the Company also experienced an increase in demand for its permanent placement services during the quarter. We believe this demand was bolstered by clients who had previously made deep personnel cuts and needed to reinstate a portion of their workforce at the first sign of improving business conditions. On a constant-currency basis, the Company’s revenues from foreign operations increased 29% in the third quarter of 2010 compared to the third quarter of 2009.

Risk consulting and internal audit services revenues were $99 million for the three months ended September 30, 2010, increasing by 2% compared to revenues of $97 million for the three months ended September 30, 2009. On a constant-currency basis, risk consulting and internal audit services revenues increased 2% for the third quarter of 2010 compared to the third quarter of 2009. Contributing to the increase was the higher demand in U.S. In the United States, revenues in the third quarter of 2010 increased 7% compared to the third quarter of 2009. On a constant-currency basis, the Company’s revenues from foreign operations decreased 9% in the third quarter of 2010 compared to the third quarter of 2009.

Gross Margin. The Company’s gross margin dollars were $309 million for the three months ended September 30, 2010, increasing by 16% compared to $266 million for the three months ended September 30, 2009. For the third quarter of 2010 compared to the third quarter of 2009, gross margin dollars increased for the

Company’s temporary and consultant staffing services and permanent placement staffing services segments, and remained flat for the Company’s risk consulting and internal audit services segment. Gross margin as a percentage of revenues increased for the Company’s temporary and consultant staffing services segment, and decreased for the risk consulting and internal audit services division on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $225 million for the three months ended September 30, 2010, increasing by 15% compared to $196 million for the three months ended September 30, 2009. On a constant-currency basis, temporary and consultant staffing services gross margin dollars increased 16% for the third quarter of 2010 compared to the third quarter of 2009. As a percentage of revenues, gross margin for temporary and consultant staffing services was 34.1% in the third quarter of 2010, up from 33.5% in the third quarter of 2009. This year-over-year increase was primarily the result of higher conversion revenues in the third quarter of 2010. Conversion revenues are earned when a temporary position converts to a permanent position. As there are no direct costs related to conversion revenues, the gross margin percentage is favorably impacted as the mix of conversion revenues increases.

Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $57 million for the three months ended September 30, 2010, increasing by 33% compared to $43 million for the three months ended September 30, 2009. On a constant-currency basis, permanent placement gross margin dollars increased 34% for the third quarter of 2010 compared to the third quarter of 2009. Because reimbursable expenses for permanent placement staffing services are de minimis, the increase in gross margin dollars is substantially explained by the increase in revenues previously discussed.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $27 million for the three months ended September 30, 2010, remaining flat compared to $27 million for the three months ended September 30, 2009. On a constant-currency basis, risk consulting and internal audit gross margin dollars decreased 1% for the third quarter of 2010 compared to the third quarter of 2009. As a percentage of revenues, gross margin for risk consulting and internal audit services was 27.0% in the third quarter of 2010, down from 27.8% in the third quarter of 2009.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses were $272 million for the three months ended September 30, 2010, increasing by 9% compared to $249 million for the three months ended September 30, 2009. As a percentage of revenues, the Company’s selling, general and administrative expenses were 33.3% for the third quarter of 2010, down from 34.3% for the third quarter of 2009. For the third quarter of 2010 compared to the third quarter of 2009, selling, general and administrative expenses increased for all three of the Company’s reportable segments. Selling, general and administrative expenses as a percentage of revenues decreased for the Company’s temporary and consultant staffing services and permanent placement staffing divisions, and increased slightly for the Company’s risk consulting and internal audit services division in the third quarter of 2010 compared to the third quarter of 2009. Contributing factors for each reportable segment are discussed below in further detail.

Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $193 million for the three months ended September 30, 2010, increasing by 8% from $179 million for the three months ended September 30, 2009. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 29.2% in the third quarter of 2010, down from 30.6% in the third quarter of 2009. For the third quarter of 2010 compared to the third quarter of 2009, the decrease in selling, general and administrative expenses as a percentage of revenues is primarily due to lower administrative compensation, fixed overhead, and variable overhead.

Selling, general and administrative expenses for the Company’s permanent placement staffing division were $52 million for the three months ended September 30, 2010, increasing by 19% compared to $44 million for the three months ended September 30, 2009. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 91.1% in the third quarter of 2010, down from 101.7% in the third quarter of 2009. For the third quarter of 2010 compared to the third quarter of 2009, the decrease in selling, general and administrative expenses as a percentage of revenues is primarily due to lower administrative compensation, fixed overhead, and variable overhead.

Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $27 million for the three months ended September 30, 2010, increasing by 2% compared to $26 million for the three months ended September 30, 2009. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 26.9% in the third quarter of 2010, up slightly from 26.8% in the third quarter of 2009.

Operating Income. The Company’s total operating income was $37 million, or 4.5% of revenues, for the three months ended September 30, 2010, increasing by 112% from $17 million, or 2.4% of revenues, for the three months ended September 30, 2009. For the Company’s temporary and consultant staffing services division, operating income was $32 million, or 4.8% of applicable revenues, up from $17 million, or 2.9% of applicable revenues, in the third quarter of 2009. For the Company’s permanent placement staffing division, operating income in the third quarter of 2010 was $5 million, or 8.9% of applicable revenues, up from an operating loss of $1 million, or negative 1.8% of applicable revenues, in the third quarter of 2009. For the Company’s risk consulting and internal audit services division, operating income in the third quarter of 2010 was $0.1 million, or 0.1% of applicable revenues, down from an operating income of $1 million, or 1.1% of applicable revenues, in the third quarter of 2009.

Amortization of intangible assets. Amortization of intangible assets was $0.0 million and $0.3 million for the three months ended September 30, 2010 and 2009, respectively. Intangible assets result from the Company’s acquisitions. For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. Net intangible assets, consisting primarily of goodwill, represented 15% of total assets and 22% of total stockholders’ equity at September 30, 2010.

Interest income and expense. Interest income for the three months ended September 30, 2010, was $0.3 million, flat compared to the three months ended September 30, 2009. Interest expense for the three months ended September 30, 2010, was $0.1 million, flat compared to the three months ended September 30, 2009.

Provision for income taxes. The provision for income taxes as a percentage of income equaled 45% for both the three months ended September 30, 2010 and 2009.

Nine months ended September 30, 2010 and 2009

Revenues. The Company’s revenues were $2.3 billion for the nine months ended September 30, 2010, an increase of 1% compared to the nine months ended September 30, 2009. Revenues from foreign operations represented 28% of total revenues for both the nine months ended September 30, 2010 and 2009. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. In the first three quarters of 2010, revenues for the Company’s temporary and consultant staffing services segment were flat compared to the first three quarters of 2009. In the first three quarters of 2010, revenues for the Company’s permanent placement staffing services segment were up compared to the first three quarters of 2009. In the first three quarters of 2010, revenues for the Company’s risk consulting and internal audit services division were down compared to the first three quarters of 2009. Contributing factors for each reportable segment are discussed below in further detail.

Temporary and consultant staffing services revenues were $1.9 billion for the nine months ended September 30, 2010, flat compared to the nine months ended September 30, 2009. On a constant-currency basis, temporary and consultant staffing services revenues were down slightly for the first three quarters of 2010 compared to the first three quarters of 2009. In the United States, revenues in the first three quarters of 2010 remained flat compared to the first three quarters of 2009. For the Company’s foreign operations, constant-currency revenues in the first three quarters of 2010 decreased 3% compared to the first three quarters of 2009.

Permanent placement revenues were $162 million for the nine months ended September 30, 2010, increasing by 19% compared to revenues of $136 million for the nine months ended September 30, 2009. On a constant-currency basis, permanent placement revenues increased 16% for the first three quarters of 2010 compared to the first three quarters of 2009. In the United States, revenues in the first three quarters of 2010 increased 17% compared to the first three quarters of 2009. Although unemployment rates in the United States remained high for the nine months ended September 30, 2010, the Company experienced an increase in demand for its permanent placement services during this period. We believe this demand was bolstered by clients who had previously made deep personnel cuts and needed to reinstate a portion of their workforce at the first sign of improving business conditions. For the Company’s foreign operations, constant-currency revenues in the first three quarters of 2010 increased 15% compared to the first three quarters of 2009.

Risk consulting and internal audit services revenues were $282 million for the nine months ended September 30, 2010, decreasing by 2% compared to revenues of $288 million for the nine months ended September 30, 2009. On a constant-currency basis, risk consulting and internal audit services revenues decreased 3% for the first three quarters of 2010 compared to the first three quarters of 2009 as weak global macroeconomic conditions negatively impacted demand. Contributing to the decrease was a decline in revenues produced by compliance-related projects, mainly those tied to the Sarbanes-Oxley Act, a trend which may continue. In the United States, revenues in the first three quarters of 2010 increased 1% compared to the first three quarters of 2009. For the Company’s foreign operations, constant-currency revenues in the first three quarters of 2010 decreased 11% compared to the first three quarters of 2009.

Gross Margin. The Company’s gross margin dollars were $867 million for the nine months ended September 30, 2010, increasing by 5% from $825 million for the nine months ended September 30, 2009. For the first three quarters of 2010 compared to the first three quarters of 2009, gross margin dollars increased for all three of the Company’s reportable segments. Gross margin as a percentage of revenues was flat for the Company’s temporary and consultant staffing services operations and increased for the Company’s risk consulting and internal audit services segment on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $638 million for the nine months ended September 30, 2010, increasing slightly compared to $637 million for the nine months ended September 30, 2009. On a constant-currency basis, temporary and consultant staffing services gross margin dollars decreased 1% for the first three quarters of 2010 compared to the first three quarters of 2009. As a percentage of revenues, gross margin for temporary and consultant staffing services equaled 33.9% for both the first three quarters ended September 30, 2010 and 2009.

Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $162 million for the nine months ended September 30, 2010, increasing by 19% compared to $136 million for the nine months ended September 30, 2009. On a constant-currency basis, permanent placement gross margin dollars increased 16% for the first three quarters of 2010 compared to the first three quarters of 2009. Because reimbursable expenses for permanent placement staffing services are de minimis, the increase in gross margin dollars is substantially explained by the increase in revenues previously discussed.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $67 million for the nine months ended September 30, 2010, increasing by 29% compared to $52 million for the nine months ended September 30, 2009. On a constant-currency basis, risk consulting and internal audit gross margin dollars increased 28% for the first three quarters of 2010 compared to the first three quarters of 2009. As a percentage of revenues, gross margin for risk consulting and internal audit services was 23.9% in for the first three quarters of 2010, up from 18.2% in the first three quarters of 2009. The year-over-year margin increase is primarily due to higher staff utilization levels, as well as lower staff reduction charges.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses were $795 million for the nine months ended September 30, 2010, increasing by 2% compared to $781 million for the nine months ended September 30, 2009. As a percentage of revenues, the Company’s selling, general and administrative expenses were 34.2% for the first three quarters of 2010, up from 34.0% for the first three quarters of 2009. For the first three quarters of 2010 compared to the first three quarters of 2009, selling, general and administrative expenses increased for the Company’s temporary and consultant staffing services and permanent placement staffing segments, and decreased for the Company’s risk consulting and internal audit services segment. Selling, general and administrative expenses as a percentage of revenues increased for the Company’s temporary and consulting staffing services segment, decreased for the Company’s permanent placement staffing division, and remained flat for the Company’s risk consulting and internal audit services division in the first three quarters of 2010 compared to the first three quarters of 2009. Contributing factors for each reportable segment are discussed below in further detail.

Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $565 million for the nine months ended September 30, 2010, up 2% from $554 million for the nine months ended September 30, 2009. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 30.1% in the first three quarters of 2010, up from 29.6% in the first three quarters of 2009. For the first three quarters of 2010 compared to the first three quarters of 2009, increases as a percentage of revenues for advertising, administrative compensation and variable overhead drove the overall increase.

Selling, general and administrative expenses for the Company’s permanent placement staffing division were $148 million for the nine months ended September 30, 2010, increasing by 3% compared to $143 million for the nine months ended September 30, 2009. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 91.5% in the first three quarters of 2010, down from 105.0% in the first three quarters of 2009. For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, improved leverage in selling, general and administrative expenses drove the overall decrease as a percentage of revenues.

Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $82 million for the nine months ended September 30, 2010, decreasing by 2% compared to $83 million for the nine months ended September 30, 2009. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 29.0% for both the first three quarters of 2010 and 2009.

Operating Income. The Company’s total operating income was $72 million, or 3.1% of revenues, for the nine months ended September 30, 2010, increasing by 63% from $44 million, or 1.9% of revenues, for the nine months ended September 30, 2009. For the Company’s temporary and consultant staffing services division, operating income was $72 million, or 3.9% of applicable revenues, down from $82 million, or 4.4% of applicable revenues, in the first three quarters of 2009. For the Company’s permanent placement staffing division, operating income was $14 million, or 8.5% of applicable revenues, up from an operating loss of $7 million, or negative 5.1% of applicable revenues, in the first three quarters of 2009. For the Company’s risk consulting and internal audit services division, operating loss was $14 million, or negative 5.1% of applicable revenues, down from an operating loss of $31 million, or negative 10.8% of applicable revenues, in the first three quarters of 2009.

Amortization of intangible assets. Amortization of intangible assets was $0.4 million and $1.2 million for the nine months ended September 30, 2010 and 2009, respectively. Intangible assets result from the Company’s acquisitions. For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment.

Interest income and expense. Interest income for the nine months ended September 30, 2010 and 2009, was $0.8 million and $1.5 million, respectively. Lower interest income in the first three quarters of 2010 was due to lower interest rates and lower average cash balances. Interest expense for the nine months ended September 30, 2010 and 2009, was $0.5 million and $0.3 million, respectively.

Provision for income taxes. The provision for income taxes was 43% and 46%, as a percentage of income before income taxes, for the nine months ended September 30, 2010 and 2009, respectively. The 2010 decrease is due to state income tax credits the Company claimed in the first quarter of 2010 and the diminishing impact of permanent non-deductible tax items, which became increasingly less significant relative to the Company’s improved financial results.

Liquidity and Capital Resources

The change in the Company’s liquidity during the nine months ended September 30, 2010 and 2009, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and payment of dividends.

Cash and cash equivalents were $311 million and $408 million at September 30, 2010 and 2009, respectively. Operating activities provided $101 million during the nine months ended September 30, 2010, which was more than offset by $23 million and $134 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $192 million during the nine months ended September 30, 2009, partially offset by $34 million and $117 million of net cash used in investing activities and financing activities, respectively.

Operating activities—Net cash provided by operating activities for the nine months ended September 30, 2010, was comprised of net income of $41 million, adjusted for non-cash items of $75 million, and offset by changes in working capital of $15 million. Net cash provided by operating activities for the nine months ended September 30, 2009, was composed of net income of $24 million, adjusted for non-cash items of $93 million, and net cash provided by changes in working capital of $75 million.

Investing activities—Cash used in investing activities for the nine months ended September 30, 2010, was $23 million. This was primarily comprised of capital expenditures of $22 million and deposits to trusts for employee benefits and retirement plans of $1 million. Cash used in investing activities for the nine months ended September 30, 2009, was $34 million. This was primarily composed of capital expenditures of $31 million and deposits to trusts for employee benefits and retirement plans of $3 million.

Financing activities—Cash used in financing activities for the nine months ended September 30, 2010, was $134 million. This included repurchases of $83 million in common stock and $58 million in cash dividends to stockholders, offset by proceeds of $6 million from exercises of stock options and $1 million in excess tax benefits from stock-based compensation. Cash used in financing activities for the nine months ended September 30, 2009, was $117 million. This included repurchases of $87 million in common stock and

$54 million in cash dividends to stockholders, offset by proceeds of $22 million from exercise of stock options and $2 million in excess tax benefits from stock-based compensation.

On November 3, 2010, the Company authorized the repurchase, from time to time, of up to 10 million shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The authorization is in addition to the 2.1 million shares remaining under the existing repurchase program. During the nine months ended September 30, 2010 and 2009, the Company repurchased 3.0 million shares and 2.7 million shares of common stock on the open market for a total cost of $77 million and $63 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the nine months ended September 30, 2010 and 2009, such repurchases totaled 0.2 million shares and 1.3 million shares, at a cost of $6 million and $29 million, respectively. Repurchases of shares have been funded with cash generated from operations.

The Company’s working capital at September 30, 2010, included $311 million in cash and cash equivalents. The Company’s working capital requirements relate primarily to accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short- and long-term basis. However, continued or increased volatility and disruption in the global capital and credit markets could negatively impact the Company’s business operations and therefore its liquidity and ability to meet working capital needs.

On November 3, 2010, the Company announced a quarterly dividend of $.13 per share to be paid to all shareholders of record as of November 25, 2010. The dividend will be paid on December 15, 2010.

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

For the nine months ended September 30, 2010, approximately 28% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, and Euro, have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

There have been no material developments with regard to the legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009, its quarterly reports on Form 10-Q for the fiscal quarters ended March 31, 2010 and June 30, 2010 and its current report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2010.

ITEM 1A.	Risk Factors

The risk factor titled “The Company and certain subsidiaries are defendants in several class and representative action lawsuits alleging various wage and hour claims that could cause the Company to incur substantial liabilities,” disclosed in the Company’s most recent annual report on Form 10-K for the fiscal year ended December 31, 2009, as updated by the Company’s quarterly reports on Form 10-Q for the fiscal quarters ended March 31, 2010 and June 30, 2010, is further updated as follows to reflect the Company’s determination that the case filed in September 2008 by Donald Green, on behalf of himself and a putative class of all temporary staffing employees in California, naming the Company and one of its wholly owned subsidiaries as Defendants, is not currently a material pending legal proceeding, as disclosed in the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2010.

The Company and certain subsidiaries are defendants in several lawsuits alleging various wage and hour claims that could cause the Company to incur substantial liabilities.    The Company and certain subsidiaries are defendants in several actual or asserted class and representative action lawsuits brought by or on behalf of the Company’s current and former employees alleging violations of federal and state law with respect to certain wage and hour matters. All of such lawsuits allege, among other things, the misclassification of certain employees as exempt employees under applicable law and other related wage and hour violations and seek an unspecified amount for unpaid overtime compensation, statutory penalties, and other damages, as well as attorneys’ fees. It is not possible to predict the outcome of these lawsuits. However, these lawsuits may consume substantial amounts of the Company’s financial and managerial resources and might result in adverse publicity, regardless of the ultimate outcome of the lawsuits. In addition, the Company and its subsidiaries may become subject to similar lawsuits in the same or other jurisdictions. An unfavorable outcome with respect to these lawsuits and any future lawsuits could, individually or in the aggregate, cause the Company to incur substantial liabilities that may have a material adverse effect upon the Company’s business, financial condition or results of operations. In addition, an unfavorable outcome in one or more of these cases could cause the Company to change its incentive compensation plans for its employees, which could have a material adverse effect upon the Company’s business.

There have not been any material changes with regard to the other risk factors disclosed in such reports on Form 10-K and Form 10-Q.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (d)
July 1, 2010 to July 31, 2010	4,959	(a)	$24.71	—	2,584,846
August 1, 2010 to August 31, 2010	185,891	(b)	$21.65	182,120	2,402,726
September 1, 2010 to September 30, 2010	293,683	(c)	$24.79	292,526	2,110,200

Total July 1, 2010 to September 30, 2010	484,533			474,646

(a)	Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(b)	Includes 3,771 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(c)	Includes 1,157 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(d)	Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. As of September 30, 2010, a total of 78,000,000 shares had been authorized for repurchase since plan inception, of which, 75,889,800 shares had been repurchased. On November 3, 2010, the Company’s Board of Directors authorized the repurchase, from time to time, of up to 10,000,000 additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions, bringing the total authorization since plan inception to 88,000,000 shares and the remaining authorization to 12,110,200 shares.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

3.2	By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.1	Part I, Item 1 of this Form 10-Q formatted in XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: November 4, 2010