Form 10-K
period 2010-12-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2011-02-17
CIK 315213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company. ☐  Yes    ☒  No

As of June 30, 2010, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $3,239,675,862 based on the closing sale price on that date. This amount excludes the market value of 10,024,583 shares of Common Stock directly or indirectly held by registrant’s directors and officers and their affiliates.

As of January 31, 2011, there were 146,300,797 outstanding shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be mailed to stockholders in connection with the registrant’s annual meeting of stockholders, scheduled to be held in May 2011, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

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

Organization

Management of the Company’s staffing operations is coordinated from its headquarters facilities in Menlo Park and San Ramon, California. The Company’s headquarters provides support and centralized services to its offices in the administrative, marketing, public relations, accounting, training and legal areas, particularly as it relates to the standardization of the operating procedures of its offices. As of December 31, 2010, the Company conducted its staffing services operations through more than 350 offices in 42 states, the District of Columbia and 18 foreign countries. Office managers are responsible for most activities of their offices, including sales, local advertising and marketing and recruitment.

The day-to-day operations of Protiviti are managed by a chief executive officer and a senior management team with operational and administrative support provided by individuals located in San Ramon and Menlo Park, California. As of December 31, 2010, Protiviti had 60 offices in 23 states and 15 foreign countries.

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

Employees

The Company has approximately 10,400 full-time employees, including approximately 2,300 engaged directly in Protiviti operations. In addition, the Company placed approximately 176,000 temporary employees on assignments with clients during 2010. Employees placed by the Company on assignment with clients are the Company’s employees for all purposes while they are working on assignments. The Company pays the related costs of employment, such as workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company provides access to voluntary health insurance coverage to interested temporary employees.

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

Item 1A.    Risk Factors

The Company’s business prospects are subject to various risks and uncertainties that impact its business. The most important of these risks and uncertainties are as follows:

The global economic crisis may continue to harm the Company’s business and financial condition.    The world economy may continue in a prolonged economic downturn characterized by high unemployment, limited availability of credit and decreased consumer and business spending. Given the nature of the Company’s business, financial results could be significantly harmed should such a prolonged downturn occur. In the past, the Company’s business has suffered during periods of high unemployment as demand for staffing services tends to significantly decrease during such periods. This impact on the Company’s business could be further dramatized given the unprecedented impact it has had and may continue to have on the global labor markets. In addition, the impact of the economic crisis could harm the Company’s financial condition. At December 31, 2010, the Company had approximately $315 million in cash and cash equivalents. The Company has historically invested these amounts in U.S. treasuries and government agencies, bank deposits, corporate debt, money market funds, commercial paper and municipal bonds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. These risks associated with the Company’s investment portfolio may negatively impact the Company’s financial condition.

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

The Company faces risks in operating internationally.    The Company depends on operations in international markets for a significant portion of its business. These international operations are subject to a number of risks, including general political and economic conditions in those foreign countries, the burden of complying with various foreign laws and technical standards and unpredictable changes in foreign regulations, U.S. legal requirements governing U.S. companies operating in foreign countries, legal and cultural differences in the conduct of business, potential adverse tax consequences and difficulty in staffing and managing international operations. In addition, the Company’s business may be affected by foreign currency exchange fluctuations. In particular, the Company is subject to risk in translating its results in foreign currencies into the U.S. dollar. If the value of the U.S. dollar strengthens relative to other currencies, the Company’s reported income from these operations could decrease.

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

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties

The Company’s headquarters operations are located in Menlo Park and San Ramon, California. As of December 31, 2010, placement activities were conducted through more than 350 offices located in the United States, Canada, the United Kingdom, Belgium, Brazil, France, the Netherlands, Germany, the Czech Republic, Italy, Luxembourg, Switzerland, Japan, China, Singapore, Australia, New Zealand, Austria and the United Arab Emirates. As of December 31, 2010, Protiviti had 60 offices in the United States, Canada, Mexico, Australia, China, France, Germany, Italy, the Netherlands, Japan, Singapore, South Korea, India, the United Kingdom, Belgium and Spain. All of the offices are leased.

Item 3.    Legal Proceedings

On September 10, 2004, Plaintiff Mark Laffitte, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees. In addition, the Plaintiff seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. On September 18, 2006, the Court issued an order certifying a class with respect to claims for alleged unpaid overtime pay and related statutory penalties but denied certification with respect to claims relating to meal periods and rest time breaks. The Court has stayed the litigation until a decision by the California Supreme Court in a case titled Pellegrino, et al. v. Robert Half International Inc. As previously disclosed, the Company believes that Pellegrino is not a material pending legal proceeding. However, rulings by the California Supreme Court in Pellegrino or in Harris v. Superior Court, a case unrelated to the Company, may have a material adverse bearing on the Company’s position in this litigation. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On September 24, 2007, Plaintiff Van Williamson, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California were not provided meal periods, paid rest periods, and accurate itemized wage statements. It seeks one hour of wages for each employee for each meal and rest period missed during the statutory liability period. It also seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged failure to provide the meal and rest periods and accurate itemized wage statements. The allegations in the complaint are substantially similar to the allegations included in the complaint filed by Mark Laffitte described above. The Court stayed the litigation pending the California Supreme Court’s decisions in two cases unrelated to the Company: Brinker Restaurant Corp. v. Superior Court and Harris, a case referenced in the first paragraph of this Item 3. A ruling in the Harris case, the Brinker case, and/or the Pellegrino case referenced in the first paragraph of this Item 3, may have a material adverse bearing on the Company’s position in this litigation. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

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

Market Price, Dividends and Related Matters

The Company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “RHI”. On January 31, 2011, there were 4,288 holders of record of the Common Stock.

Following is a list by fiscal quarters of the sales prices of the stock:

	Sales Prices
2010	High	Low
4th Quarter	$31.04	$25.05
3rd Quarter	$26.50	$21.16
2nd Quarter	$32.25	$22.51
1st Quarter	$31.76	$25.86

	Sales Prices
2009	High	Low
4th Quarter	$27.40	$21.91
3rd Quarter	$28.06	$20.24
2nd Quarter	$24.96	$16.95
1st Quarter	$21.45	$14.06

Cash dividends of $.13 per share were declared and paid in each quarter of 2010. Cash dividends of $.12 per share were declared and paid in each quarter of 2009.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (b)
October 1, 2010 to October 31, 2010	1,056,987	(a)	$27.39	—	2,110,200
November 1, 2010 to November 30, 2010	717,242		$27.25	717,242	11,392,958
December 1, 2010 to December 31, 2010	777,552	(a)	$30.57	—	11,392,958

Total October 1, 2010 to December 31, 2010	2,551,781			717,242

(a)	Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(b)	Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. On November 3, 2010, the Company’s Board of Directors authorized the repurchase, from time to time, up to 10,000,000 additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. Since plan inception, a total of 88,000,000 shares have been authorized for repurchase, of which, 76,607,042 shares have been repurchased as of December 31, 2010.

The remainder of the information required by this item is incorporated by reference to Part III, Item 12 of this Form 10-K.

Item 6.	Selected Financial Data

The selected five-year financial data presented below should be read in conjunction with the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Company’s Consolidated Financial Statements and the Notes thereto contained in Item 8. Financial Statements and Supplementary Data.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Income Statement Data:
Net service revenues	$3,175,093	$3,036,547	$4,600,554	$4,645,666	$4,013,546
Direct costs of services, consisting of payroll, payroll taxes, insurance costs and reimbursable expenses	1,981,060	1,932,868	2,686,983	2,667,838	2,319,293

Gross margin	1,194,033	1,103,679	1,913,571	1,977,828	1,694,253
Selling, general and administrative expenses	1,079,033	1,036,899	1,496,839	1,497,957	1,243,952
Amortization of intangible assets	411	1,460	2,617	2,594	851
Interest income, net	(579)	(1,443)	(5,161)	(13,127)	(16,752)

Income before income taxes	115,168	66,763	419,276	490,404	466,202
Provision for income taxes	49,099	29,500	169,095	194,192	183,024

Net income	$66,069	$37,263	$250,181	$296,212	$283,178

Net income available to common stockholders	$63,729	$35,067	$242,744	$288,763	$276,826

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
Net Income Per Share:
Basic	$.45	$.24	$1.60	$1.81	$1.67
Diluted	$.44	$.24	$1.59	$1.78	$1.62
Shares:
Basic	142,833	145,912	151,607	159,767	166,003
Diluted	144,028	146,611	152,528	162,568	170,553
Cash Dividends Declared Per Share	$.52	$.48	$.44	$.40	$.32

	December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Goodwill and other intangible assets, net	$190,006	$189,728	$189,382	$195,143	$178,665
Total assets	$1,273,984	$1,283,535	$1,411,850	$1,450,298	$1,459,021
Long-term debt financing	$1,656	$1,779	$1,892	$3,753	$3,831
Stockholders’ equity	$834,371	$899,810	$983,888	$984,049	$1,042,671

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Accounts Receivable Allowances.    The Company maintains allowances for estimated losses resulting from (i) the inability of its customers to make required payments, (ii) temporary placement sales adjustments, and (iii) permanent placement candidates not remaining with the client through the 90-day guarantee period, commonly referred to as “fall offs”. The Company establishes these allowances based on its review of customers’ credit profiles, historical loss statistics and current trends. The adequacy of these allowances is reviewed each reporting period. Historically, the Company’s actual losses and credits have been consistent with these allowances. As a percentage of gross accounts receivable, the Company’s accounts receivable allowances totaled 4.8% and 5.6% as of December 31, 2010 and 2009, respectively. As of December 31, 2010, a five-percentage point deviation in the Company’s accounts receivable allowances balance would have resulted in an increase or decrease in the allowance of $1.1 million. Although future results cannot always be predicted by extrapolating past results, management believes that it is reasonably likely that future results will be consistent with historical trends and experience. However, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or if unexpected events or significant future changes in trends were to occur, additional allowances may be required.

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

The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. Valuation allowances of $31.0 million and $21.2 million were recorded as of December 31, 2010 and December 31, 2009, respectively. The valuation allowances recorded related primarily to net operating losses in certain foreign operations. If such losses are ultimately utilized to offset future operating income, the Company will recognize a tax benefit up to the full amount of the valuation reserve.

While management believes that its judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may materially affect the future financial results of the Company.

Goodwill Impairment.    The Company assesses the impairment of goodwill annually in the second quarter, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance. The Company completed its annual goodwill impairment analysis as of June 30, 2010, and determined that no adjustment to the carrying value of goodwill was required. There were no events or changes in circumstances during the six months ended December 31, 2010, that caused the Company to perform an interim impairment assessment.

FASB authoritative guidance requires a two-step approach for determining goodwill impairment. In the first step the Company determines the fair value of each reporting unit utilizing a present value technique derived from a discounted cash flow methodology. For purposes of this assessment the Company’s reporting units are its lines of business. The fair value of the reporting unit is then compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. The second step under the FASB guidance is contingent upon the results of the first step. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second step involves allocating the reporting unit’s fair value to its net assets in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

The Company’s reporting units are Accountemps, Robert Half Finance & Accounting, OfficeTeam, Robert Half Technology, Robert Half Management Resources and Protiviti, which had goodwill balances at December 31, 2010, of $127.4 million, $26.6 million, $0.0 million, $7.2 million, $0.0 million and $28.6 million, respectively, totaling $189.8 million. There were no changes to the Company’s reporting units or to the allocations of goodwill by reporting unit for the year ended December 31, 2010.

The goodwill impairment assessment is based upon a discounted cash flow analysis. The estimate of future cash flows is based upon, among other things, a discount rate and certain assumptions about expected future operating performance. The discount rate for all reporting units was determined by management based on estimates of risk free interest rates, beta and market risk premiums. The discount rate used was compared to the rate published in various third party research reports, which indicated that the rate was within a range of reasonableness. The primary assumptions related to future operating performance include revenue growth rates and profitability levels. In addition, the impairment assessment requires that management make certain judgments in allocating shared assets and liabilities to the balance sheets of the reporting units. Solely for purposes of establishing inputs for the fair value calculations described above related to its annual goodwill impairment testing, the Company made the following assumptions. The Company assumed that year-to-date trends through the date of the last assessment would continue for all reporting units through 2010, followed by a recovery period in 2011 and 2012, using unique assumptions for each reporting unit. In addition, the Company applied profitability assumptions consistent with each reporting unit’s historical trends at various revenue levels and, for years beyond 2012, used a 5% growth factor to calculate the terminal value at the end of ten years for each unit. This rate is comparable to the Company’s most recent ten-year annual compound revenue growth rate. In its most recent calculation, the Company used a 9.6% discount rate, which is lower than the 10.7% discount rate used for the Company’s test during the second quarter of 2009. This decline in discount rate is primarily due to a decline in beta and the market risk premium.

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

Workers’ Compensation.    Except for states which require participation in state-operated insurance funds, the Company retains the economic burden for the first $0.5 million per occurrence in workers’ compensation claims. Workers’ compensation includes ongoing healthcare and indemnity coverage for claims and may be paid over numerous years following the date of injury. Claims in excess of $0.5 million are insured. Workers’ compensation expense includes the insurance premiums for claims in excess of $0.5 million, claims administration fees charged by the Company’s workers’ compensation administrator, premiums paid to state-operated insurance funds, and an estimate for the Company’s liability for Incurred But Not Reported (“IBNR”) claims and for the ongoing development of existing claims. Total workers’ compensation expense was $6.6 million, $5.0 million and $12.1 million, representing 0.29%, 0.23% and 0.37% of applicable U.S. revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

The reserves for IBNR claims and for the ongoing development of existing claims in each reporting period includes estimates. The Company has established reserves for workers’ compensation claims using loss development rates which are estimated using periodic third party actuarial valuations based upon historical loss statistics which include the Company’s historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future results. Based on the Company’s results for the year ended December 31, 2010, a five-percentage point deviation in the Company’s estimated loss development rates would have resulted in an increase or decrease in the reserve of $0.3 million.

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

For the years ended December 31, 2010, 2009 and 2008, compensation expense related to stock options was $0.2 million, $0.8 million and $5.1 million, respectively. For the years ended December 31, 2010, 2009 and 2008, compensation expense related to restricted stock and stock units was $56.9 million, $60.3 million and $63.6 million, respectively, of which $12.2 million, $12.0 million and $17.0 million was related to grants made in 2010, 2009 and 2008, respectively. A one-percentage point deviation in the estimated forfeiture rates would have resulted in a $0.6 million increase or decrease in compensation expense related to restricted stock and stock units for each year ended December 31, 2010, 2009 and 2008.

Recent Accounting Pronouncements

Transfers of Financial Assets.    In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. This authoritative guidance was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance did not have an impact on the Company’s 2010 Financial Statements.

Variable Interest Entities.    In June 2009, the FASB issued authoritative guidance designed to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This authoritative guidance was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance did not have an impact on the Company’s 2010 Financial Statements.

Fair Value Measurements and Disclosures.    In January 2010, the FASB issued authoritative guidance which requires certain new disclosures and clarifies certain existing disclosure requirements about fair value measurement as set forth in the FASB Codification. This authoritative guidance was effective for interim and annual periods beginning after December 15, 2009. The adoption of this guidance did not have an impact on the Company’s 2010 Financial Statements.

Subsequent Events.    In February 2010, the FASB issued authoritative guidance which removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This authoritative guidance became effective upon issuance. The adoption of this guidance did not have an impact on the Company’s 2010 Financial Statements.

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

Business Combinations.    In December 2010, the FASB issued authoritative guidance which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Furthermore, this guidance expands the supplemental pro forma disclosure requirement. This authoritative guidance is effective prospectively for business combinations with acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not expect the adoption of this guidance to have a material effect on its Financial Statements.

Results of Operations

Demand for the Company’s temporary and permanent staffing services and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Correspondingly, results of operations were negatively impacted by difficult global economic conditions throughout 2009 and in the early portion of 2010. Because of the inherent difficulty in predicting economic trends and the absence of material long-term contracts in any of our business units, future demand for the Company’s services cannot be forecasted with certainty. We expect total Company results to continue to be impacted by general macroeconomic conditions in 2011.

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

Years ended December 31, 2010 and 2009

Revenues.    The Company’s revenues were $3.2 billion for the year ended December 31, 2010, up 5% from $3.0 billion for the year ended December 31, 2009. Revenues from foreign operations represented 29% of total revenues for both the years ended December 31, 2010 and 2009. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services. In 2010, revenues for all three of the Company’s reportable segments were up compared to 2009. Contributing factors for each reportable segment are discussed below in further detail.

Temporary and consultant staffing services revenues were $2.6 billion for the year ended December 31, 2010, up 4% from revenues of $2.5 billion for the year ended December 31, 2009. On a constant-currency basis, temporary and consultant staffing services revenues increased 3% for 2010 compared to 2009. In the United States, 2010 revenues increased 4% compared to 2009. Although unemployment rates in the United States remained high for the year ended December 31, 2010, the Company did experience an increase in demand for its temporary and consulting services during the year. This is consistent with prior post recession periods where we believe clients seek to keep their labor costs as variable as possible. The Company’s revenues from foreign operations increased 4% for 2010 compared to 2009. On a constant-currency basis, the Company’s revenues from foreign operations increased 2% for 2010 compared to 2009.

Permanent placement revenues were $221 million for the year ended December 31, 2010, up 22% from revenues of $182 million for the year ended December 31, 2009. On a constant-currency basis, permanent placement revenues increased 19% for 2010 compared to 2009. In the United States, 2010 revenues increased 22% compared to 2009. Although unemployment rates in the United States remained high throughout 2010, the Company experienced an increase in demand for its permanent placement services during this period. The Company believes this demand was bolstered by clients who had previously made deep personnel cuts and needed to reinstate a portion of their workforce at the first sign of improving business conditions. The Company’s revenues from foreign operations increased 22% for 2010 compared to 2009. On a constant-currency basis, the Company’s revenues from foreign operations increased 17% for 2010 compared to 2009.

Risk consulting and internal audit services revenues were $386 million for the year ended December 31, 2010, up 1% from revenues of $384 million for the year ended December 31, 2009. On a constant-currency basis, risk consulting and internal audit services revenues remained flat for 2010 compared to 2009. In the United States, 2010 revenues increased 3% compared to 2009. The Company’s revenues from foreign operations decreased 5% for 2010 compared to 2009. On a constant-currency basis, the Company’s revenues from foreign operations decreased 7% for 2010 compared to 2009.

Gross Margin.    The Company’s gross margin dollars were $1.2 billion for the year ended December 31, 2010, up 8% from $1.1 billion for the year ended December 31, 2009. For 2010 compared to 2009, gross margin dollars for all three of the Company’s reportable segments increased. Gross margin dollars as a percentage of revenues increased for the Company’s risk consulting and internal audit services segment and remained flat for the Company’s temporary and consultant staffing services segment on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $876 million for the year ended December 31, 2010, up 4% from $842 million for the year ended December 31, 2009. On a constant-currency basis, temporary and consultant staffing services gross margin dollars increased 3% for 2010 compared to 2009. As a percentage of revenues, gross margin dollars for temporary and consultant staffing services were 34.1% for 2010 and 2009.

Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $221 million for the year ended December 31, 2010, up 22% from $182 million for the year ended December 31, 2009. On a constant-currency basis, permanent placement gross margin dollars increased 20% for 2010 compared to 2009. Because reimbursable expenses for permanent placement staffing services are de minimis, the increase in gross margin dollars is substantially explained by the increase in revenues previously discussed.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $97 million for the year ended December 31, 2010, up 22% from $80 million for the year ended December 31, 2009. On a constant-currency basis, risk consulting and internal audit gross margin dollars increased 21% for 2010 compared to 2009. As a percentage of revenues, gross margin dollars for risk consulting and internal audit services were 25.2% in 2010, up from 20.8% in 2009. The year-over-year margin increase is primarily due to higher staff utilization levels and lower compensation costs.

Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The Company’s selling, general and administrative expenses were $1.1 billion for the year ended December 31, 2010, up 4% from $1.0 billion for the year ended December 31, 2009. As a percentage of revenues, the Company’s selling, general and administrative expenses were 34.0% for 2010, down from 34.1% for 2009. For 2010 compared to 2009, selling, general and administrative expenses increased for the Company’s temporary and consultant staffing services and permanent placement services segments and decreased for the Company’s risk consulting and internal audit services segment. Selling, general and administrative expenses as a percentage of revenues increased slightly for the Company’s temporary and consultant staffing services segment and decreased for the Company’s permanent placement staffing services and risk consulting and internal audit services segments in 2010 compared to 2009. Contributing factors for each reportable segment are discussed below in further detail.

Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $767 million for the year ended December 31, 2010, up 4% from $738 million for the year ended December 31, 2009. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 29.9% in 2010, up from 29.8% in 2009. For 2010 compared to 2009, a slight increase as a percentage of revenues for variable overhead was partially offset by a decrease as a percentage of revenues for fixed overhead.

Selling, general and administrative expenses for the Company’s permanent placement staffing division were $204 million for the year ended December 31, 2010, up 8% from $189 million for the year ended December 31, 2009. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 92.0% in 2010, down from 103.7% in 2009. For 2010 compared to 2009, improved leverage in selling, general and administrative expenses drove the overall decrease as a percentage of revenues.

Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $108 million for the year ended December 31, 2010, down 2% from $111 million for the year ended December 31, 2009. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 28.1% in 2010, down from 28.9% in 2009. For 2010 compared to 2009, decrease as a percentage of revenues for fixed overhead was partially offset by increase as a percentage of revenues for variable overhead.

Operating Income.    The Company’s total operating income was $115 million, or 3.6% of revenues, for the year ended December 31, 2010, up 72% from $67 million, or 2.2% of revenues, for the year ended December 31, 2009. For the Company’s temporary and consultant staffing services division, operating income was $108 million, or 4.2% of applicable revenues, up 4% from $105 million, or 4.2% of applicable revenues, in 2009. For the Company’s permanent placement staffing division, operating income was $18 million, or 7.9% of applicable revenues, up 351% from operating loss of $7 million, or negative 3.8% of applicable revenues, in 2009. For the Company’s risk consulting and internal audit services division, operating loss was $11 million, or negative 2.8% of applicable revenues, up 64% from operating loss of $31 million, or negative 8.0% of applicable revenues, in 2009.

Amortization of intangible assets.    Amortization of intangible assets was $0.4 million and $1.5 million for the years ended December 31, 2010 and 2009, respectively. Intangible assets result from the Company’s acquisitions. For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. Net intangible assets, consisting primarily of goodwill, represented 15% of total assets and 23% of total stockholders’ equity at December 31, 2010.

Interest income and expense.    Interest income for the years ended December 31, 2010 and 2009, was $1.2 million and $1.9 million, respectively. Lower 2010 interest income was due to lower interest rates and lower average cash balances. Interest expense for the years ended December 31, 2010 and 2009, was $0.6 million and $0.5 million, respectively.

Provision for income taxes.    The provision for income taxes was 43% and 44% for the years ended December 31, 2010 and 2009, respectively. The 2010 decrease is due to increased state income tax credits the Company claimed in 2010 and the diminishing impact of permanent non-deductible tax items, which became increasingly less significant relative to the Company’s improved financial results.

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

Liquidity and Capital Resources

The change in the Company’s liquidity during the years ended December 31, 2010, 2009 and 2008, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and payment of dividends.

Cash and cash equivalents were $315 million, $366 million and $355 million at December 31, 2010, 2009 and 2008, respectively. Operating activities provided $176 million during the year ended December 31, 2010, partially offset by $39 million and $188 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $240 million during the year ended December 31, 2009, partially offset by $46 million and $192 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $447 million during the year ended December 31, 2008, offset by $95 million and $285 million of net cash used in investing activities and financing activities, respectively.

Operating activities—Net cash provided by operating activities for the year ended December 31, 2010, was composed of net income of $66 million adjusted for non-cash items of $122 million, and net cash used by changes in working capital of $12 million. Net cash provided by operating activities for the year ended December 31, 2009, was composed of net income of $37 million adjusted for non-cash items of $127 million, and net cash provided by changes in working capital of $76 million. Net cash provided by operating activities for the year ended December 31, 2008, was composed of net income of $250 million adjusted for non-cash items of $150 million, and net cash provided by changes in working capital of $47 million.

Investing activities—Cash used in investing activities for the year ended December 31, 2010, was $39 million. This was primarily composed of capital expenditures of $35 million and deposits to trusts for employee benefits and retirement plans of $3 million. Cash used in investing activities for the year ended December 31, 2009, was $46 million. This was primarily composed of capital expenditures of $41 million and deposits to trusts for employee benefits and retirement plans of $5 million. Cash used in investing activities for the year ended December 31, 2008, was $95 million. This was primarily composed of capital expenditures of $73 million and deposits to trusts for employee benefits and retirement plans of $21 million.

Financing activities—Cash used in financing activities for the year ended December 31, 2010, was $188 million. This included repurchases of $155 million in common stock and $77 million in cash dividends to stockholders, offset by proceeds of $38 million from exercises of stock options and the excess tax benefits from stock-based compensation of $6 million. Cash used in financing activities for the year ended December 31, 2009, was $192 million. This included repurchases of $150 million in common stock and $72 million in cash dividends to stockholders, offset by proceeds of $25 million from exercises of stock options and the excess tax benefits from stock-based compensation of $5 million. Cash used in financing activities for the year ended December 31, 2008, was $285 million. This included repurchases of $245 million in common stock, $69 million in cash dividends to stockholders and principal payments on notes payable and other indebtedness of $2 million, offset by proceeds of $27 million from exercises of stock options and the excess tax benefits from stock-based compensation of $4 million.

As of December 31, 2010, the Company is authorized to repurchase, from time to time, up to 11.4 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the years ended December 31, 2010, 2009 and 2008, the Company repurchased approximately 3.7 million shares, 4.7 million shares and 9.4 million shares of common stock on the open market for a total cost of $96 million, $110 million and $203 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the years ended December 31, 2010, 2009 and 2008, such repurchases totaled approximately 2.1 million shares, 1.7 million shares and 1.6 million shares at a cost of $59 million, $40 million and $42 million, respectively. Repurchases of shares have been funded with cash generated from operations.

The Company’s working capital at December 31, 2010, included $315 million in cash and cash equivalents. The Company’s working capital requirements relate primarily to accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short- and long-term basis.

On February 9, 2011, the Company announced a quarterly dividend of $.14 per share to be paid to all shareholders of record on February 25, 2011. The dividend will be paid on March 15, 2011.

The Company’s cash flows generated from operations are also the primary source for funding various contractual obligations. The table below summarizes the Company’s major commitments as of December 31, 2010 (in thousands):

	Payments due by period
Contractual Obligations	2011	2012 and 2013	2014 and 2015	Thereafter	Total
Long-term debt obligations	$277	$508	$505	$1,513	$2,803
Operating lease obligations	98,690	146,589	83,636	114,006	442,921
Purchase obligations	20,868	7,538	—	—	28,406
Other liabilities	2,013	1,510	1,131	10,058	14,712

Total	$121,848	$156,145	$85,272	$125,577	$488,842

Long-term debt obligations consist of promissory notes and related interest as well as other forms of indebtedness issued in connection with certain acquisitions and other payment obligations. Operating lease obligations consist of minimum rental commitments for 2011 and thereafter under non-cancelable leases in effect at December 31, 2010. Purchase obligations consist of purchase commitments primarily related to telecom service agreements, software licenses and subscriptions, and computer hardware and software maintenance agreements.

The above table does not reflect $12.5 million of gross unrecognized tax benefits which the Company has accrued for uncertain tax positions in accordance with FASB authoritative guidance. As of December 31, 2010, the Company classified $2.0 million of its unrecognized tax benefits as a current liability, as these amounts are expected to be resolved in the next twelve months. The remaining $10.5 million of unrecognized tax benefits have been classified as a non-current liability, as a reasonably reliable estimate of the period of future payments, if any, could not be determined.

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

For the year ended December 31, 2010, approximately 29% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

Item 8.    Financial Statements and Supplementary Data

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share amounts)

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$315,137	$365,794
Accounts receivable, less allowances of $21,569 and $21,423	423,175	362,392
Current deferred income taxes	92,087	51,643
Other current assets	141,461	142,805

Total current assets	971,860	922,634
Goodwill	189,787	189,336
Other intangible assets, net	219	392
Property and equipment, net	103,651	124,658
Deferred and other income taxes	8,467	46,515

Total assets	$1,273,984	$1,283,535

LIABILITIES
Accounts payable and accrued expenses	$93,690	$101,610
Accrued payroll costs and retirement obligations	314,647	265,245
Current portion of notes payable and other indebtedness	123	113

Total current liabilities	408,460	366,968
Notes payable and other indebtedness, less current portion	1,656	1,779
Other liabilities	29,497	14,978

Total liabilities	439,613	383,725

Commitments and Contingencies (Note I)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 146,182,564 and 148,645,335 shares	146	149
Capital surplus	787,105	854,081
Accumulated other comprehensive income	47,120	45,580
Retained earnings	—	—

Total stockholders’ equity	834,371	899,810

Total liabilities and stockholders’ equity	$1,273,984	$1,283,535

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008
Net service revenues	$3,175,093	$3,036,547	$4,600,554
Direct costs of services, consisting of payroll, payroll taxes, insurance costs and reimbursable expenses	1,981,060	1,932,868	2,686,983

Gross margin	1,194,033	1,103,679	1,913,571
Selling, general and administrative expenses	1,079,033	1,036,899	1,496,839
Amortization of intangible assets	411	1,460	2,617
Interest income, net	(579)	(1,443)	(5,161)

Income before income taxes	115,168	66,763	419,276
Provision for income taxes	49,099	29,500	169,095

Net income	$66,069	$37,263	$250,181

Net income available to common stockholders	$63,729	$35,067	$242,744

Net income per share (Note L):
Basic	$.45	$.24	$1.60
Diluted	$.44	$.24	$1.59

Shares:
Basic	142,833	145,912	151,607
Diluted	144,028	146,611	152,528
Cash dividends declared per share	$.52	$.48	$.44

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008
COMMON STOCK—SHARES:
Balance at beginning of period	148,645	150,943	158,058
Net issuances of restricted stock	1,574	2,400	2,240
Repurchases of common stock	(5,762)	(6,398)	(11,000)
Exercises of stock options	1,726	1,700	1,645

Balance at end of period	146,183	148,645	150,943

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$149	$151	$158
Net issuances of restricted stock	1	2	2
Repurchases of common stock	(6)	(6)	(11)
Exercises of stock options	2	2	2

Balance at end of period	$146	$149	$151

CAPITAL SURPLUS:
Balance at beginning of period	$854,081	$949,474	$915,038
Net issuances of restricted stock at par value	(1)	(2)	(2)
Repurchases of common stock—excess over par value	(103,153)	(112,549)	(63,913)
Cash dividends ($.52 per share and $.48 per share)	(63,147)	(72,459)	—
Exercises of stock options—excess over par value	38,353	24,949	27,478
Stock-based compensation expense	57,119	61,148	68,680
Tax impact of equity incentive plans	3,853	3,520	2,193

Balance at end of period	$787,105	$854,081	$949,474

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$45,580	$34,263	$68,853
Translation adjustments	1,540	11,317	(34,590)

Balance at end of period	$47,120	$45,580	$34,263

RETAINED EARNINGS:
Balance at beginning of period	$—	$—	$—
Repurchases of common stock—excess over par value	(52,301)	(37,263)	(181,573)
Cash dividends ($.52 per share and $.44 per share)	(13,768)	—	(68,608)
Net income	66,069	37,263	250,181

Balance at end of period	$—	$—	$—

COMPREHENSIVE INCOME:
Net income	$66,069	$37,263	$250,181
Translation adjustments	1,540	11,317	(34,590)

Total comprehensive income	$67,609	$48,580	$215,591

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$66,069	$37,263	$250,181
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	411	1,460	2,617
Depreciation expense	55,547	63,806	70,593
Stock-based compensation expense—restricted stock and stock units	56,949	60,320	63,571
Stock-based compensation expense—stock options	170	828	5,109
Excess tax benefits from stock-based compensation	(5,814)	(4,751)	(3,688)
Provision for deferred income taxes	7,370	5,752	(6,043)
Provision for doubtful accounts receivable	6,795	(839)	18,137
Changes in assets and liabilities, net of effects of acquisitions:
(Increase) decrease in accounts receivable	(68,008)	133,541	67,283
Increase (decrease) in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	41,626	(52,210)	(5,238)
Increase (decrease) in income taxes payable	1,490	(3,830)	(12,941)
Change in other assets, net of change in other liabilities	13,278	(1,187)	(2,456)

Net cash flows provided by operating activities	175,883	240,153	447,125

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(585)	—	(272)
Capital expenditures	(35,088)	(41,248)	(73,413)
Increase in trusts for employee benefits and retirement plans	(3,424)	(4,719)	(21,116)

Net cash flows used in investing activities	(39,097)	(45,967)	(94,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(155,460)	(149,818)	(245,497)
Cash dividends paid	(76,591)	(72,149)	(68,608)
Decrease in notes payable and other indebtedness	(113)	(105)	(1,980)
Excess tax benefits from stock-based compensation	5,814	4,751	3,688
Proceeds from exercises of stock options	38,355	24,951	27,480

Net cash flows used in financing activities	(187,995)	(192,370)	(284,917)

Effect of exchange rate changes on cash and cash equivalents	552	9,222	(22,651)

Net (decrease) increase in cash and cash equivalents	(50,657)	11,038	44,756
Cash and cash equivalents at beginning of period	365,794	354,756	310,000

Cash and cash equivalents at end of period	$315,137	$365,794	$354,756

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$599	$441	$485
Income taxes, net of refunds	$38,249	$21,759	$192,205

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

Basis of Presentation.    The Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). Certain reclassifications have been made to prior years’ financial statements to conform to the 2010 presentation.

Principles of Consolidation.    The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany balances have been eliminated.

Use of Estimates.    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of December 31, 2010, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses and income and other taxes. Management estimates are also utilized in the Company’s goodwill impairment assessment.

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

Advertising Costs.    The Company expenses all advertising costs as incurred. Advertising expense totaled $37.9 million, $32.2 million and $50.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Comprehensive Income.    Comprehensive income includes net income and certain other items that are recorded directly to Stockholders’ Equity. The Company’s only source of other comprehensive income is foreign currency translation adjustments.

Fair Value of Financial Instruments.    The Company does not have any financial instruments which require re-measurement to fair value. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses represent fair value based upon their short-term nature.

Cash and Cash Equivalents.    The Company considers all highly liquid investments with a maturity at the date of purchase of three months or less as cash equivalents.

Goodwill and Intangible Assets.    Goodwill and intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment analysis as of June 30 in each of the three years ended December 31, 2010, and determined that no adjustment to the carrying value of goodwill was required.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Internal-use Software.    The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. The Company capitalized approximately $10.5 million, $16.7 million and $16.2 million of internal-use software development costs for the years ended December 31, 2010, 2009 and 2008, respectively.

Note B—New Accounting Pronouncements

Transfers of Financial Assets.    In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. This authoritative guidance was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance did not have an impact on the Company’s 2010 Financial Statements.

Variable Interest Entities.    In June 2009, the FASB issued authoritative guidance designed to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This authoritative guidance was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance did not have an impact on the Company’s 2010 Financial Statements.

Fair Value Measurements and Disclosures.    In January 2010, the FASB issued authoritative guidance which requires certain new disclosures and clarifies certain existing disclosure requirements about fair value measurement as set forth in the FASB Codification. This authoritative guidance was effective for interim and annual periods beginning after December 15, 2009. The adoption of this guidance did not have an impact on the Company’s 2010 Financial Statements.

Subsequent Events.    In February 2010, the FASB issued authoritative guidance which removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This authoritative guidance became effective upon issuance. The adoption of this guidance did not have an impact on the Company’s 2010 Financial Statements.

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

Business Combinations.    In December 2010, the FASB issued authoritative guidance which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Furthermore, this guidance expands the supplemental pro forma disclosure requirement. This authoritative guidance is effective prospectively for business combinations with acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not expect the adoption of this guidance to have a material effect on its Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note C—Other Current Assets

Other current assets consisted of the following (in thousands):

	December 31,
	2010	2009
Deposits in trusts for employee benefits and retirement plans	$82,335	$77,014
Other	59,126	65,791

	$141,461	$142,805

Note D—Goodwill

The following table sets forth the activity in goodwill from December 31, 2008, through December 31, 2010 (in thousands):

Goodwill
Balance as of December 31, 2008	$187,530
Translation adjustments	1,806

Balance as of December 31, 2009	189,336
Acquisitions	271
Translation adjustments	180

Balance as of December 31, 2010	$189,787

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31,
	2010	2009
Computer hardware	$115,518	$121,063
Computer software	232,657	222,464
Furniture and equipment	115,730	130,296
Leasehold improvements	116,241	127,613
Other	14,716	15,248

Property and equipment, cost	594,862	616,684
Accumulated depreciation	(491,211)	(492,026)

Property and equipment, net	$103,651	$124,658

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	December 31,
	2010	2009
Payroll and benefits	$153,329	$126,874
Employee retirement obligations	80,716	75,392
Workers’ compensation	24,136	25,730
Payroll taxes	56,466	37,249

	$314,647	$265,245

Included in employee retirement obligations is $68 million at December 31, 2010, and $64 million at December 31, 2009, related to the Company’s Chief Executive Officer for a deferred compensation plan and other benefits.

Note G—Notes Payable and Other Indebtedness

The Company issued promissory notes as well as other forms of indebtedness in connection with certain acquisitions and other payment obligations. These are due in varying installments, carry varying interest rates and, in aggregate, amounted to $1.8 million at December 31, 2010, and $1.9 million at December 31, 2009. At December 31, 2010, $1.7 million of the notes were collateralized by a standby letter of credit. The following table shows the schedule of maturities for notes payable and other indebtedness at December 31, 2010 (in thousands):

2011	$123
2012	111
2013	117
2014	128
2015	140
Thereafter	1,160

$1,779

At December 31, 2010, the notes carried fixed rates and the weighted average interest rate for the above was approximately 9.0% for each of the years ended December 31, 2010, 2009 and 2008.

The Company has an uncommitted letter of credit facility (“the facility”) of up to $35.0 million, which is available to cover the issuance of debt support standby letters of credit. The Company had used $22.0 million in debt support standby letters of credit as of December 31, 2010, and $24.6 million as of December 31, 2009. Of the debt support standby letters of credit outstanding, $20.2 million as of December 31, 2010 and $22.7 million as of December 31, 2009, satisfies workers’ compensation insurer’s collateral requirements. There is a service fee of 1.75% on the used portion of the facility. The facility is subject to certain financial covenants and expires on August 31, 2011. The Company intends to renew this facility prior to its August 31, 2011, expiration.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H—Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2010, 2009 and 2008, consisted of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Current:
Federal	$18,085	$14,571	$97,262
State	7,412	4,008	28,046
Foreign	16,232	5,169	49,830
Deferred:
Federal and state	3,654	10,412	(6,569)
Foreign	3,716	(4,660)	526

	$49,099	$29,500	$169,095

Income before the provision for income taxes for the years ended December 31, 2010, 2009 and 2008, consisted of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Domestic	$88,065	$66,756	$337,402
Foreign	27,103	7	81,874

	$115,168	$66,763	$419,276

The income taxes shown above varied from the statutory federal income tax rates for these periods as follows:

	Years Ended December 31,
	2010	2009	2008
Federal U.S. income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.0	2.0	4.4
Tax-free interest income	—	(0.3)	(0.2)
Non-deductible expenses	2.7	4.8	0.9
Non-U.S. income taxed at different rates, net of foreign tax credits	3.4	8.0	(0.1)
Federal tax credits	(1.3)	(2.5)	(0.4)
Tax impact of uncertain tax positions	0.2	(5.1)	0.5
Other, net	0.6	2.3	0.2

Effective tax rate	42.6%	44.2%	40.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H—Income Taxes (Continued)

The deferred portion of the tax provision (benefit) consisted of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Amortization of franchise rights	$570	$628	$824
Amortization of other intangibles	961	535	366
Accrued expenses, deducted for tax when paid	4,423	5,069	(6,398)
Capitalized costs for books, deducted for tax	4,693	6,809	7,577
Depreciation	(951)	(9,804)	(2,113)
Federal impact of unrecognized tax benefits	(921)	1,353	831
Foreign tax credit carryforwards	(5,719)	5,434	(5,434)
Other, net	4,314	(4,272)	(1,696)

	$7,370	$5,752	$(6,043)

The deferred income tax amounts included on the Consolidated Statements of Financial Position are composed of the following (in thousands):

	December 31,
	2010	2009
Current deferred income tax assets, net	$92,087	$51,643
Long-term deferred income tax (liabilities) assets, net	(1,379)	46,515

	$90,708	$98,158

The components of the deferred income tax amounts at December 31, 2010 and 2009, were as follows (in thousands):

	December 31,
	2010	2009
Deferred Income Tax Assets
Provision for bad debts	$7,299	$6,778
Employee retirement and other benefit obligations	49,028	46,177
Workers’ compensation	8,284	9,008
Deferred compensation	18,909	29,406
Credits and net operating loss carryforwards	47,847	32,971
Property and equipment basis differences	—	36
Other	18,727	16,734

Total deferred income tax assets	150,094	141,110

Deferred Income Tax Liabilities
Amortization of intangible assets	(18,819)	(17,287)
Property and equipment basis differences	(3,203)	—
Other	(6,381)	(4,505)

Total deferred income tax liabilities	(28,403)	(21,792)
Valuation allowance	(30,983)	(21,160)

Total deferred income tax assets, net	$90,708	$98,158

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H—Income Taxes (Continued)

The Company has net operating loss carryforwards in a number of states. The tax benefit of these net operating losses is $0.4 million. These state net operating losses expire in 2013 and later. The Company has net operating loss carryforwards in foreign countries. The tax benefit of these net operating losses is $28.6 million. These net operating losses expire in 2011 and later.

The Company has not provided deferred income taxes or foreign withholding taxes on $2.0 million and $2.7 million of undistributed earnings of its non-U.S. subsidiaries as of December 31, 2010 and 2009, respectively, since the Company intends to reinvest these earnings indefinitely. The Company would have zero U.S. tax impact upon repatriation, net of foreign tax credits, for the year ended December 31, 2010. The U.S. tax impact upon repatriation, net of foreign tax credits, would be $0.3 million for the year ended December 31, 2009.

FASB authoritative guidance prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The literature also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The following table reconciles the total amounts of gross unrecognized tax benefits from January 1, 2008 to December 31, 2010 (in thousands):

	December 31,
	2010	2009	2008
Balance at beginning of period	$13,135	$20,485	$5,783
Gross increases—tax positions in prior years	910	2,152	15,144
Gross decreases—tax positions in prior years	(493)	(6,592)	(332)
Gross increases—tax positions in current year	64	130	493
Settlements	(1,111)	(3,040)	(543)
Lapse of statute of limitations	—	—	(60)

Balance at end of period	$12,505	$13,135	$20,485

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $3.5 million, $3.0 million and $2.9 million for 2010, 2009 and 2008, respectively.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The total amount of interest and penalties accrued as of December 31, 2010, is $5.7 million, including a $0.4 million increase recorded in income tax expense during the year. The total amount of interest and penalties accrued as of December 31, 2009, was $5.6 million, including a $2.8 million reduction recorded in income tax expense during the year. The total amount of interest and penalties accrued as of December 31, 2008, was $7.9 million, including a $3.1 million increase recorded in income tax expense during the year.

The Company believes it is reasonably possible that the settlement of certain tax uncertainties could occur within the next twelve months; accordingly, $2.0 million, $11.1 million and $18.4 million of the unrecognized gross tax benefit has been classified as a current liability as of December 31, 2010, 2009 and 2008, respectively. These amounts primarily represent unrecognized tax benefits composed of items related to assessed state income tax audits and settlement negotiations.

The Company’s major income tax jurisdictions are the United States and Canada. For U.S. federal income tax, the Company remains subject to examination for 2002 and subsequent years. For major U.S. states, with few exceptions, the Company remains subject to examination for 2003 and subsequent years. For Canada, the Company remains subject to examination for 2002 and subsequent years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note I—Commitments and Contingencies

Rental expense, primarily for office premises, amounted to $103.6 million, $107.8 million and $108.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. The approximate minimum rental commitments for 2011 and thereafter under non-cancelable leases in effect at December 31, 2010 were as follows (in thousands):

2011	$98,690
2012	84,872
2013	61,717
2014	46,745
2015	36,891
Thereafter	114,006

$442,921

Additionally, as of December 31, 2010, the Company had future purchase commitments of approximately $28 million over the next three years primarily related to telecom service agreements, software licenses and subscriptions, and computer hardware and software maintenance agreements.

On September 10, 2004, Plaintiff Mark Laffitte, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees. In addition, the Plaintiff seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. On September 18, 2006, the Court issued an order certifying a class with respect to claims for alleged unpaid overtime pay and related statutory penalties but denied certification with respect to claims relating to meal periods and rest time breaks. The Court has stayed the litigation until a decision by the California Supreme Court in a case titled Pellegrino, et al. v. Robert Half International Inc. As previously disclosed, the Company believes that Pellegrino is not a material pending legal proceeding. However, rulings by the California Supreme Court in Pellegrino or in Harris v. Superior Court, a case unrelated to the Company, may have a material adverse bearing on the Company’s position in this litigation. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On September 24, 2007, Plaintiff Van Williamson, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California were not provided meal periods, paid rest periods, and accurate itemized wage statements. It seeks one hour of wages for each employee for each meal and rest period missed during the statutory liability period. It also seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged failure to provide the meal and rest periods and accurate itemized wage statements. The allegations in the complaint are substantially similar to the allegations included in the complaint filed by Mark Laffitte described above. The Court stayed the litigation pending the California Supreme Court’s decisions in two cases unrelated to the Company: Brinker Restaurant Corp. v. Superior Court and Harris, a case previously referenced in this Note I. A ruling in the Harris case, the Brinker case, and/or the Pellegrino case previously referenced in this Note I, may have a material adverse bearing on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note I—Commitments and Contingencies (Continued)

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

Note J—Stockholders’ Equity

Stock Repurchase Program.    As of December 31, 2010, the Company is authorized to repurchase, from time to time, up to 11.4 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the years ended December 31, 2010, 2009 and 2008, the Company repurchased approximately 3.7 million shares, 4.7 million shares and 9.4 million shares of common stock on the open market for a total cost of $96 million, $110 million and $203 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the years ended December 31, 2010, 2009 and 2008, such repurchases totaled approximately 2.1 million shares, 1.7 million shares and 1.6 million shares at a cost of $59 million, $40 million and $42 million, respectively. Repurchases of shares have been funded with cash generated from operations.

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for each of the three years ended December 31, 2010, (consisting of stock option exercises and the purchase of shares for the treasury) is presented in the Consolidated Statements of Stockholders’ Equity.

Cash Dividends.    The Company’s Board of Directors may at their discretion declare and pay dividends upon the shares of the Company’s stock either out of the Company’s retained earnings or capital surplus. During the years ended December 31, 2010, 2009 and 2008, the Company declared cash dividends of $.52 per share, $.48 per share and $.44 per share, respectively.

Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus. As a result, the Company had no retained earnings as of December 31, 2010, 2009 and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Stock-based compensation expense related to stock options for the years ended December 31, 2010, 2009 and 2008, was $0.2 million, $0.8 million and $5.1 million, respectively. Stock-based compensation expense related to restricted stock and stock units for the years ended December 31, 2010, 2009 and 2008, was $56.9 million, $60.3 million and $63.6 million, respectively. As of December 31, 2010, the Company had zero unrecognized compensation cost, net of estimated forfeitures, related to stock options and $62.9 million related to restricted stock. As of December 31, 2009 and 2008, total unrecognized compensation cost, net of estimated forfeitures, was $0.2 million and $0.6 million, respectively, related to stock options and $80.3 million and $100.4 million, respectively, related to restricted stock and stock units. The unrecognized compensation cost is expected to be recognized over the next 4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Stock Plans (Continued)

The following table reflects activity under all stock plans from December 31, 2007 through December 31, 2010, and the weighted average exercise prices (in thousands, except per share amounts):

	Restricted Stock Plans		Stock Option Plans
	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2007	4,378	$33.88	11,276	$20.51
Granted	2,754	$26.60	—	—
Exercised	—	—	(1,645)	$16.71
Restrictions lapsed	(1,847)	$31.08	—	—
Forfeited	(283)	$32.20	(453)	$24.61

Outstanding, December 31, 2008	5,002	$31.00	9,178	$20.98
Granted	2,827	$16.36	—	—
Exercised	—	—	(1,700)	$14.68
Restrictions lapsed	(2,125)	$27.80	—	—
Forfeited	(335)	$25.98	(189)	$25.42

Outstanding, December 31, 2009	5,369	$24.87	7,289	$22.34
Granted	1,545	$26.81	—	—
Exercised	—	—	(1,726)	$22.22
Restrictions lapsed	(2,722)	$28.17	—	—
Forfeited	(196)	$23.48	(247)	$29.66

Outstanding, December 31, 2010	3,996	$23.44	5,316	$22.04

The total pre-tax intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008, was $9.6 million, $15.5 million and $16.5 million, respectively. The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008, was $79.4 million, $51.0 million and $44.0 million, respectively.

The following table summarizes information about options outstanding and options exercisable as of December 31, 2010 (in thousands, except number of years and per share amounts):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable as of December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$12.22 to $16.95	1,746	1.90	$16.63	$24,388	1,746	1.90	$16.63	$24,388
$17.06 to $22.86	1,516	2.35	$21.49	13,815	1,516	2.35	$21.49	13,815
$22.97 to $26.56	1,384	2.85	$25.90	6,505	1,384	2.85	$25.90	6,505
$26.61 to $33.89	670	3.37	$29.37	824	670	3.37	$29.37	824

	5,316	2.46	$22.04	$45,532	5,316	2.46	$22.04	$45,532

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Stock Plans (Continued)

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $30.60 as of December 31, 2010, which would have been received by the option holders had they exercised their in-the-money options as of that date.

At December 31, 2010, the total number of available shares to grant under the plans (consisting of either restricted stock, stock units, stock appreciation rights or options to purchase common stock) was approximately 8.6 million. All of the 5.3 million options outstanding at December 31, 2010, were exercisable with a weighted average exercise price of $22.04.

Note L—Net Income Per Share

The calculation of net income per share for the three years ended December 31, 2010 is reflected in the following table (in thousands, except per share amounts):

	Years Ended December 31,
	2010	2009	2008
Basic net income per share:
Net income	$66,069	$37,263	$250,181
Income allocated to participating securities	2,340	2,196	7,469

Net income available to common stockholders	$63,729	$35,067	$242,712

Basic weighted average shares	142,833	145,912	151,607
Basic net income per share	$.45	$.24	$1.60
Diluted net income per share:
Net income	$66,069	$37,263	$250,181
Income allocated to participating securities	2,340	2,196	7,437

Net income available to common stockholders	$63,729	$35,067	$242,744

Basic weighted average shares	142,833	145,912	151,607
Dilutive effect of potential common shares	1,195	699	921

Diluted weighted average shares	144,028	146,611	152,528

Diluted net income per share	$.44	$.24	$1.59

Potential common shares include the dilutive effect of stock options, unvested performance-based restricted stock, restricted stock which contain forfeitable rights to dividends, and stock units. The weighted average diluted common shares outstanding for the years ended December 31, 2010, 2009 and 2008, respectively, excludes the effect of 0.8 million, 4.5 million, and 2.8 million anti-dilutive potential common shares. Employee stock options will have a dilutive effect under the treasury method only when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds. Under the treasury method, exercise proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in capital surplus, if the options were exercised and the stock units and performance-based restricted stock had vested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table provides a reconciliation of revenue and operating income (loss) by reportable segment to consolidated results (in thousands):

	Years Ended December 31,
	2010	2009	2008
Net service revenues
Temporary and consultant staffing	$2,568,255	$2,471,132	$3,626,183
Permanent placement staffing	221,219	181,856	427,499
Risk consulting and internal audit services	385,619	383,559	546,872

	$3,175,093	$3,036,547	$4,600,554

Operating income (loss)
Temporary and consultant staffing	$108,443	$104,521	$348,963
Permanent placement staffing	17,502	(6,973)	60,482
Risk consulting and internal audit services	(10,945)	(30,768)	7,287

	115,000	66,780	416,732
Amortization of intangible assets	411	1,460	2,617
Interest income, net	(579)	(1,443)	(5,161)

Income before income taxes	$115,168	$66,763	$419,276

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note M—Business Segments (Continued)

The Company does not report total assets by segment. The following tables represent identifiable assets by business segment (in thousands):

	December 31,
	2010	2009	2008
Accounts receivable
Temporary and consultant staffing	$296,722	$257,918	$348,946
Permanent placement staffing	59,952	43,815	58,538
Risk consulting and internal audit services	88,070	82,082	111,541

	$444,744	$383,815	$519,025

	December 31,
	2010	2009	2008
Goodwill
Temporary and consultant staffing	$134,653	$134,780	$134,091
Permanent placement staffing	26,568	26,579	26,323
Risk consulting and internal audit services	28,566	27,977	27,116

	$189,787	$189,336	$187,530

The Company operates internationally, with operations in North America, South America, Europe, Asia and Australia. The following tables represent revenues and long-lived assets by geographic location (in thousands):

	Years Ended December 31,
	2010	2009	2008
Net service revenues
Domestic	$2,263,316	$2,161,826	$3,278,594
Foreign	911,777	874,721	1,321,960

	$3,175,093	$3,036,547	$4,600,554

	December 31,
	2010	2009	2008
Assets, long-lived
Domestic	$86,689	$101,034	$113,474
Foreign	16,962	23,624	32,225

	$103,651	$124,658	$145,699

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note N—Quarterly Financial Data (Unaudited)

The following tabulation shows certain quarterly financial data for 2010 and 2009 (in thousands, except per share amounts):

	Quarter				Year Ended December 31,
2010	1	2	3	4
Net service revenues	$737,173	$769,090	$817,258	$851,572	$3,175,093
Gross margin	$268,128	$289,858	$309,140	$326,907	$1,194,033
Income before income taxes	$12,265	$22,387	$37,268	$43,248	$115,168
Net income	$8,475	$12,181	$20,623	$24,790	$66,069
Net income available to common stockholders	$7,626	$11,660	$20,099	$24,144	$63,729
Basic net income per share	$.05	$.08	$.14	$.17	$.45
Diluted net income per share	$.05	$.08	$.14	$.17	$.44

	Quarter				Year Ended December 31,
2009	1	2	3	4
Net service revenues	$823,325	$749,887	$725,912	$737,423	$3,036,547
Gross margin	$293,728	$265,057	$266,411	$278,483	$1,103,679
Income before income taxes	$16,680	$10,225	$17,419	$22,439	$66,763
Net income	$8,788	$5,416	$9,531	$13,528	$37,263
Net income available to common stockholders	$8,308	$4,801	$8,988	$12,969	$35,067
Basic net income per share	$.06	$.03	$.06	$.09	$.24
Diluted net income per share	$.06	$.03	$.06	$.09	$.24

Note O—Subsequent Events

On February 9, 2011, the Company announced a quarterly dividend of $.14 per share to be paid to all shareholders of record on February 25, 2011. The dividend will be paid on March 15, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Robert Half International Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Robert Half International Inc., and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 17, 2011

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

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.    Other Information

None.

PART III

Except as provided below in this Part III, the information required by Items 10 through 14 of Part III is incorporated by reference from Item 1 of this Report and from the registrant’s Proxy Statement, under the captions “Nomination and Election of Directors,” “Beneficial Stock Ownership,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Corporate Governance,” “The Board and Committees” and “Independent Registered Public Accounting Firm” which Proxy Statement will be mailed to stockholders in connection with the registrant’s annual meeting of stockholders which is scheduled to be held in May 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights A	Weighted average exercise price of outstanding options, warrants and rights B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by security holders	2,610,255	$21.72	8,648,939
Equity compensation plans not approved by security holders(a)	2,706,104	$22.34	0
Total	5,316,359	$22.04	8,648,939

(a)	These plans, by their terms, expressly prohibited any grants to directors or executive officers. All such plans were terminated in May 2005, and no future grants may be made under such plans. The information in the table reflects shares issuable upon the exercise of options granted before such plans were terminated.

Since May 2005, all grants have been made pursuant to the Stock Incentive Plan, which was approved by stockholders in May 2005 and re-approved in May 2008. Such plan authorizes the issuance of stock options, restricted stock, stock units and stock appreciation rights to directors, executive officers and employees.

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

The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Consolidated statements of financial position at December 31, 2010 and 2009.

Consolidated statements of operations for the years ended December 31, 2010, 2009, and 2008.

Consolidated statements of stockholders’ equity for the years ended December 31, 2010, 2009, and 2008.

Consolidated statements of cash flows for the years ended December 31, 2010, 2009, and 2008.

Notes to consolidated financial statements.

Report of independent registered public accounting firm.

Selected quarterly financial data for the years ended December 31, 2010 and 2009 are set forth in Note N—Quarterly Financial Data (Unaudited) included in Item 8 of this report.

          2.    Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

Schedules I, III, IV and V have been omitted as they are not applicable.

          3.    Exhibits

Exhibit No.	Exhibit
3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

3.2	By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

4.1	Restated Certificate of Incorporation of Registrant (filed as Exhibit 3.1).

*10.1	Form of Power of Attorney and Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.

*10.2	Employment Agreement between the Registrant and Harold M. Messmer, Jr. The February 9, 2011, amendment to the Employment Agreement is filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The original Employment Agreement and the previous amendments thereto are incorporated by reference to (i) Exhibit 10.(c) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1985, (ii) Exhibit 10.2(b) to Registrant’s Registration Statement on Form S-1 (No. 33-15171), (iii) Exhibit 10.2(c) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987, (iv) Exhibit 10.2(d) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, (v) Exhibit 28.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1990, (vi) Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, (vii) Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993, (viii) Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, (ix) Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995, (x) Exhibit 10.7 to the Registrant’s Annual Report on

Exhibit No.	Exhibit
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

*10.3	Amended and Restated Retirement Agreement between Registrant and Harold M. Messmer Jr., incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated December 7, 2006.

*10.4	Excise Tax Restoration Agreement as amended and restated, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

*10.5	Outside Directors’ Option Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

*10.6	Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.7	Amended and Restated Deferred Compensation Plan, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

*10.8	Amended and Restated Severance Agreement dated as of February 9, 2011, between Registrant and Paul F. Gentzkow.

*10.9	Agreement dated as of July 31, 1995, between Registrant and Paul F. Gentzkow, incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.10	Form of Amended and Restated Severance Agreement.

*10.11	Form of Indemnification Agreement for Directors of the Registrant, incorporated by reference to (i) Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and (ii) Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

*10.12	Form of Indemnification Agreement for Executive Officers of Registrant, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.13	Senior Executive Retirement Plan.

*10.14	Collateral Assignment of Split Dollar Insurance Agreement, incorporated by reference to (i) Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, and (ii) Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

*10.15	Form of Part-Time Employment Agreement, as amended and restated, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

*10.16	StockPlus Plan, incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

*10.17	Annual Performance Bonus Plan, as amended and restated, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.

Exhibit No.	Exhibit

*10.18	Stock Option Plan for Field Employees, incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

*10.19	Equity Incentive Plan—Form of Restricted Stock Agreement, incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated October 21, 2004.

*10.20	Equity Incentive Plan—Form of Stock Option Agreement, incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated October 21, 2004.

*10.21	Outside Directors’ Option Plan—Form of Stock Option Agreement, incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated October 21, 2004.

*10.22	Summary of Outside Director Cash Remuneration, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.

*10.23	Stock Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009.

*10.24	Stock Incentive Plan—Form of Restricted Share Agreement for Executive Officers, incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

*10.25	Stock Incentive Plan—Form of Stock Option Agreement for Executive Officers, incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

*10.26	Stock Incentive Plan—Form of Restricted Share Agreement for Outside Directors, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.

*10.27	Stock Incentive Plan—Form of Stock Option Agreement for Outside Directors, incorporated by reference to Exhibit 99.6 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

21.1	Subsidiaries of the Registrant.

23.1	Independent Registered Public Accounting Firm’s Consent.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Rule 1350 Certification of Chief Executive Officer.

32.2	Rule 1350 Certification of Chief Financial Officer.

101.1	Part II, Item 8 of this Form 10-K formatted in XBRL.

*    Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

Date: February 17, 2011	By:	/s/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 17, 2011	By:	/s/ HAROLD M. MESSMER, JR.
Harold M. Messmer, Jr. Chairman of the Board, Chief Executive Officer, and a Director (Principal Executive Officer)

Date: February 17, 2011	By:	/s/ ANDREW S. BERWICK, JR.
Andrew S. Berwick, Jr., Director

Date: February 17, 2011	By:	/s/ EDWARD W. GIBBONS
Edward W. Gibbons, Director

Date: February 17, 2011	By:	/s/ BARBARA J. NOVOGRADAC
Barbara J. Novogradac, Director

Date: February 17, 2011	By:	/s/ ROBERT J. PACE
Robert J. Pace, Director

Date: February 17, 2011	By:	/s/ FREDERICK A. RICHMAN
Frederick A. Richman, Director

Date: February 17, 2011	By:	/s/ J. STEPHEN SCHAUB
J. Stephen Schaub, Director

Date: February 17, 2011	By:	/s/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President, Chief Financial Officer and a Director (Principal Financial Officer)

Date: February 17, 2011	By:	/s/ MICHAEL C. BUCKLEY
Michael C. Buckley Executive Vice President and Treasurer (Principal Accounting Officer)

Schedule II—Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Charged to Expenses	Deductions	Translation Adjustments	Balance at End of Period
Year Ended December 31, 2008
Allowance for doubtful accounts receivable	$28,464	18,137	(9,435)	(2,949)	$34,217
Deferred tax valuation allowance	$12,699	4,846	(2,391)	(576)	$14,578
Year Ended December 31, 2009
Allowance for doubtful accounts receivable	$34,217	(839)	(10,504)	(1,451)	$21,423
Deferred tax valuation allowance	$14,578	7,295	(1,320)	607	$21,160
Year Ended December 31, 2010
Allowance for doubtful accounts receivable	$21,423	6,795	(4,491)	(2,158)	$21,569
Deferred tax valuation allowance	$21,160	12,592	(2,660)	(109)	$30,983