Form 10-Q
period 2011-03-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2011-05-06
CIK 315213

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2011:

146,830,510 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in thousands, except share amounts)

	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$281,830	$315,137
Accounts receivable, less allowances of $21,560 and $21,569	466,540	423,175
Current deferred income taxes	98,614	92,087
Other current assets	137,657	141,461

Total current assets	984,641	971,860
Goodwill	190,381	189,787
Other intangible assets, net	180	219
Property and equipment, net	106,097	103,651
Deferred and other income taxes	9,296	8,467

Total assets	$1,290,595	$1,273,984

LIABILITIES
Accounts payable and accrued expenses	$110,802	$93,690
Accrued payroll costs and retirement obligations	297,996	314,647
Income taxes payable	11,517	—
Current portion of notes payable and other indebtedness	123	123

Total current liabilities	420,438	408,460
Notes payable and other indebtedness, less current portion	1,626	1,656
Other liabilities	28,572	29,497

Total liabilities	450,636	439,613

Commitments and Contingencies (Note G)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 146,784,950 shares and 146,182,564 shares	147	146
Capital surplus	785,259	787,105
Accumulated other comprehensive income	54,553	47,120
Retained earnings	—	—

Total stockholders’ equity	839,959	834,371

Total liabilities and stockholders’ equity	$1,290,595	$1,273,984

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Net service revenues	$880,869	$737,173
Direct costs of services, consisting of payroll, payroll taxes, insurance costs and reimbursable expenses	542,780	469,045

Gross margin	338,089	268,128
Selling, general and administrative expenses	293,686	255,668
Amortization of intangible assets	39	269
Interest income, net	(212)	(74)

Income before income taxes	44,576	12,265
Provision for income taxes	17,871	3,790

Net income	$26,705	$8,475

Net income available to common stockholders—diluted	$26,293	$7,626

Net income per share (Note J):
Basic	$.18	$.05
Diluted	$.18	$.05

Shares:
Basic	142,653	144,239
Diluted	144,136	145,673

Cash dividends declared per share	$.14	$.13

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
COMMON STOCK—SHARES:
Balance at beginning of period	146,183	148,645
Net issuances of restricted stock	1,181	1,318
Repurchases of common stock	(1,003)	(143)
Exercises of stock options	424	149

Balance at end of period	146,785	149,969

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$146	$149
Net issuances of restricted stock	1	1
Repurchases of common stock	(1)	—
Exercises of stock options	1	—

Balance at end of period	$147	$150

CAPITAL SURPLUS:
Balance at beginning of period	$787,105	$854,081
Net issuances of restricted stock at par value	(1)	(1)
Repurchases of common stock—excess over par value	(4,261)	—
Cash dividends ($.14 per share and $.13 per share)	(20,631)	(14,894)
Stock-based compensation expense	12,113	14,161
Exercises of stock options—excess over par value	9,660	3,196
Tax impact of equity incentive plans	1,274	(581)

Balance at end of period	$785,259	$855,962

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$47,120	$45,580
Translation adjustments	7,433	(4,923)

Balance at end of period	$54,553	$40,657

RETAINED EARNINGS:
Balance at beginning of period	$—	$—
Repurchases of common stock—excess over par value	(26,705)	(3,904)
Cash dividends ($.13 per share)	—	(4,571)
Net income	26,705	8,475

Balance at end of period	$—	$—

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,705	$8,475
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	39	269
Depreciation expense	12,756	14,923
Stock-based compensation expense—restricted stock and stock units	12,113	14,074
Stock-based compensation expense—stock options	—	87
Excess tax benefits from stock-based compensation	(621)	(421)
Provision for deferred income taxes	(7,827)	(6,842)
Provision for doubtful accounts receivable	1,608	1,373
Changes in assets and liabilities:
Increase in accounts receivable	(38,716)	(16,183)
Decrease in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	(6,220)	(18,876)
Increase in income taxes payable	20,360	8,377
Change in other assets, net of change in other liabilities	(1,245)	9,263

Net cash flows provided by operating activities	18,952	14,519

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,563)	(8,276)
(Increase) decrease in trusts for employee benefits and retirement plans	(1,015)	639

Net cash flows used in investing activities	(15,578)	(7,637)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(30,967)	(3,904)
Cash dividends paid	(20,294)	(19,592)
Decrease in notes payable and other indebtedness	(30)	(27)
Excess tax benefits from stock-based compensation	621	421
Proceeds from exercises of stock options	9,661	3,196

Net cash flows used in financing activities	(41,009)	(19,906)

Effect of exchange rate changes on cash and cash equivalents	4,328	(3,406)

Net decrease in cash and cash equivalents	(33,307)	(16,430)
Cash and cash equivalents at beginning of period	315,137	365,794

Cash and cash equivalents at end of period	$281,830	$349,364

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$138	$152
Income taxes, net of refunds	$4,212	$1,974

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2011

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

Basis of Presentation. The unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). The comparative year-end condensed consolidated statement of financial position data presented was derived from audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the periods presented have been included. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2010, included in its annual report on Form 10-K. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for a full year. Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 presentation.

Principles of Consolidation. The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany balances have been eliminated.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of March 31, 2011, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, and income and other taxes. Management estimates are also utilized in the Company’s goodwill impairment assessment.

Advertising Costs. The Company expenses all advertising costs as incurred. Advertising expense totaled $9.4 million and $8.8 million for the three months ended March 31, 2011 and 2010, respectively.

Comprehensive Income. Comprehensive income includes net income and certain other items that are recorded directly to Stockholders’ Equity. The Company’s only source of other comprehensive income is foreign currency translation adjustments. The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$26,705	$8,475
Translation adjustments	7,433	(4,923)

Total comprehensive income	$34,138	$3,552

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2011

Note A—Summary of Significant Accounting Policies (Continued)

Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. The Company capitalized $3.3 million and $1.0 million of internal-use software development costs for the three months ended March 31, 2011 and 2010, respectively.

Note B—New Accounting Pronouncements

Revenue Recognition—Multiple-Deliverable Revenue Arrangements. In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Furthermore, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This authoritative guidance is effective for fiscal years beginning on or after June 15, 2010. The adoption of this guidance during the three months ended March 31, 2011, did not have a material impact on the Company’s Financial Statements.

Business Combinations. In December 2010, the FASB issued authoritative guidance which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Furthermore, this guidance expands the supplemental pro forma disclosure requirement. This authoritative guidance is effective prospectively for business combinations with acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance during the three months ended March 31, 2011, did not have an impact on the Company’s Financial Statements.

Note C—Other Current Assets

Other current assets consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Deposits in trusts for employee benefits and retirement plans	$84,114	$82,335
Other	53,543	59,126

	$137,657	$141,461

Note D—Goodwill

The following table sets forth the activity in goodwill from December 31, 2010, through March 31, 2011 (in thousands):

Goodwill
Balance as of December 31, 2010	$189,787
Translation adjustments	594

Balance as of March 31, 2011	$190,381

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2011

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Computer hardware	$120,242	$115,518
Computer software	239,199	232,657
Furniture and equipment	115,263	115,730
Leasehold improvements	116,680	116,241
Other	15,047	14,716

Property and equipment, cost	606,431	594,862
Accumulated depreciation	(500,334)	(491,211)

Property and equipment, net	$106,097	$103,651

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Payroll and benefits	$148,935	$153,329
Employee retirement obligations	81,924	80,716
Workers’ compensation	25,604	24,136
Payroll taxes	41,533	56,466

	$297,996	$314,647

Included in employee retirement obligations is $69 million at March 31, 2011, and $68 million at December 31, 2010, related to the Company’s Chief Executive Officer for a deferred compensation plan and other benefits.

Note G—Commitments and Contingencies

On September 10, 2004, Plaintiff Mark Laffitte, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees. In addition, the Plaintiff seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. On September 18, 2006, the Court issued an order certifying a class with respect to claims for alleged unpaid overtime pay and related statutory penalties but denied certification with respect to claims relating to meal periods and rest time breaks. The Court has stayed the litigation until a decision by the California Supreme Court in a case titled Pellegrino, et al. v. Robert Half International Inc. As previously disclosed, the Company believes that Pellegrino is not a material pending legal proceeding. However, rulings by the California Supreme Court in Pellegrino or in Harris v. Superior Court, a case unrelated to the Company, may have a material adverse bearing

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2011

Note G—Commitments and Contingencies (Continued)

on the Company’s position in this litigation. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On February 23, 2011, Plaintiff Isabel Apolinario, on behalf of herself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees. In addition, the Plaintiff seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. The Court has stayed this case until decisions by the California Supreme Court in the Pellegrino and Harris cases referenced in the first paragraph of this Note G. Rulings by the California Supreme Court in Pellegrino or Harris may have a material adverse bearing on the Company’s position in this litigation. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the Company’s financial statements. The Company believes it has meritorious defenses to the allegations in this case, and the Company intends to vigorously defend against the litigation.

On September 24, 2007, Plaintiff Van Williamson, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California were not provided meal periods, paid rest periods, and accurate itemized wage statements. It seeks one hour of wages for each employee for each meal and rest period missed during the statutory liability period. It also seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged failure to provide the meal and rest periods and accurate itemized wage statements. The allegations in the complaint are substantially similar to the allegations included in the complaint filed by Mark Laffitte described above. The Court stayed the litigation pending the California Supreme Court’s decisions in two cases unrelated to the Company: Brinker Restaurant Corp. v. Superior Court and Harris, a case referenced in the first paragraph of this Note G. A ruling in the Harris case, the Brinker case, and/or the Pellegrino case referenced in the first paragraph of this Note G, may have a material adverse bearing on the Company’s position in this litigation. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On April 23, 2010, Plaintiffs David Opalinski and James McCabe, on behalf of themselves and a putative class of similarly situated Staffing Managers, filed a Complaint in the United States District Court for the District of New Jersey naming the Company and one of its subsidiaries as Defendants. The Complaint alleges that salaried Staffing Managers located throughout the U.S. have been misclassified as exempt from the Fair Labor Standards Act’s overtime pay requirements. Plaintiffs seek an unspecified amount for unpaid overtime on behalf of themselves and the class they purport to represent. Plaintiffs also seek an unspecified amount for statutory penalties, attorneys’ fees and other damages. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding and, accordingly, no amounts have been

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2011

Note G—Commitments and Contingencies (Continued)

provided in the Company’s financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to vigorously defend against the litigation.

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

Note H—Stockholders’ Equity

Stock Repurchase Program. As of March 31, 2011, the Company is authorized to repurchase, from time to time, up to 10.4 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the three months ended March 31, 2011, the Company repurchased 1.0 million shares of common stock on the open market for a total cost of $30 million. During the three months ended March 31, 2010, the Company did not repurchase any shares of common stock on the open market. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the three months ended March 31, 2011 and 2010, such repurchases totaled approximately 45 thousand shares and 143 thousand shares at a cost of $1 million and $4 million, respectively. Repurchases of shares have been funded with cash generated from operations.

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for the three months ended March 31, 2011 and 2010 (consisting of stock option exercises and the purchase of shares for the treasury), is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.

Cash Dividends. The Company’s Board of Directors may at their discretion declare and pay dividends upon the shares of the Company’s stock either out of the Company’s retained earnings or capital surplus. During the three months ended March 31, 2011 and 2010, the Company declared quarterly cash dividends of $.14 per share and $.13 per share, respectively.

Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus. As a result, the Company had no retained earnings as of March 31, 2011, and December 31, 2010.

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

March 31, 2011

Note I—Stock Plans (Continued)

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

Note J—Net Income Per Share

The calculation of net income per share for the three months ended March 31, 2011 and 2010, is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Basic net income per share:
Net income	$26,705	$8,475
Income allocated to participating securities—basic	413	849

Net income available to common stockholders—basic	$26,292	$7,626

Basic weighted average shares	142,653	144,239
Basic net income per share	$.18	$.05
Diluted net income per share:
Net income	$26,705	$8,475
Income allocated to participating securities—diluted	412	849

Net income available to common stockholders—diluted	$26,293	$7,626

Basic weighted average shares	142,653	144,239
Dilutive effect of potential common shares	1,483	1,434

Diluted weighted average shares	144,136	145,673

Diluted net income per share	$.18	$.05

Potential common shares include the dilutive effect of stock options, unvested performance-based restricted stock, restricted stock which contain forfeitable rights to dividends, and stock units. The weighted average diluted common shares outstanding for the three months ended March 31, 2011 and 2010, respectively, excludes the effect of 0.2 million and 0.5 million anti-dilutive potential common shares. Employee stock options will have a dilutive effect under the treasury method only when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds. Under the treasury method, exercise proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in capital surplus, if the options were exercised and the stock units and performance-based restricted stock had vested.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2011

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

The following table provides a reconciliation of revenue and operating income (loss) by reportable segment to consolidated results (in thousands):

	Three Months Ended March 31,
	2011	2010
Net service revenues
Temporary and consultant staffing	$714,682	$598,686
Permanent placement staffing	67,604	48,639
Risk consulting and internal audit services	98,583	89,848

	$880,869	$737,173

Operating income (loss)
Temporary and consultant staffing	$38,070	$16,946
Permanent placement staffing	7,867	3,116
Risk consulting and internal audit services	(1,534)	(7,602)

	44,403	12,460
Amortization of intangible assets	39	269
Interest income, net	(212)	(74)

Income before income taxes	$44,576	$12,265

Note L—Subsequent Events

On May 4, 2011, the Company announced a quarterly dividend of $.14 per share to be paid to all shareholders of record as of May 25, 2011. The dividend will be paid on June 15, 2011.

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

Recent Accounting Pronouncements

Revenue Recognition—Multiple-Deliverable Revenue Arrangements. In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Furthermore, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This authoritative guidance is effective for fiscal years beginning on or after June 15, 2010. The adoption of this guidance during the three months ended March 31, 2011, did not have a material impact on the Company’s Financial Statements.

Business Combinations. In December 2010, the FASB issued authoritative guidance which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Furthermore, this guidance expands the supplemental pro forma disclosure requirement. This authoritative guidance is effective prospectively for business combinations with acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance during the three months ended March 31, 2011, did not have an impact on the Company’s Financial Statements.

Results of Operations

Demand for the Company’s temporary and permanent placement staffing services and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Correspondingly, results of operations for the three months ended March 31, 2011, were positively impacted by improving global economic conditions. Because of the inherent difficulty in predicting economic trends and the absence of material long-term contracts in any of our business units, future demand for the Company’s services cannot be forecasted with certainty. We expect total Company results to continue to be impacted by general macroeconomic conditions in 2011.

The Company’s temporary and permanent placement staffing services business has more than 350 offices in 42 states, the District of Columbia and 19 foreign countries, while Protiviti has more than 60 offices in 23 states and 14 foreign countries.

Because fluctuations in foreign currency exchange rates have an impact on the Company’s results, the Company provides selected growth percentages below on a constant-currency basis. Constant-currency percentages are calculated using as-reported amounts which have been retranslated using foreign currency exchange rates from the prior year’s comparable period.

Three months ended March 31, 2011 and 2010

Revenues. The Company’s revenues were $881 million for the three months ended March 31, 2011, increasing by 19% compared to $737 million for the three months ended March 31, 2010. Revenues from foreign operations represented 31% of total revenues for the three months ended March 31, 2011 compared to 29% for the three months ended March 31, 2010. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. In the first quarter of 2011, revenues for all three of the Company’s reportable segments were up compared to the first quarter of 2010. Contributing factors for each reportable segment are discussed below in further detail.

Temporary and consultant staffing services revenues were $715 million for the three months ended March 31, 2011, increasing by 19% compared to revenues of $598 million for the three months ended March 31, 2010. On a constant-currency basis, temporary and consultant staffing services revenues increased 19% for the first quarter of 2011 compared to the first quarter of 2010. In the first quarter of 2011, demand for the Company’s temporary and consultant staffing services increased as global labor market and macroeconomic conditions improved. In the U.S., revenues in the first quarter of 2011 increased 17% compared to the first quarter of 2010. On a constant-currency basis, the Company’s revenues from foreign operations increased 23% in the first quarter of 2011 compared to the first quarter of 2010.

Permanent placement staffing revenues were $68 million for the three months ended March 31, 2011, increasing by 39% compared to revenues of $49 million for the three months ended March 31, 2010. On a constant-currency basis, permanent placement revenues increased 36% for the first quarter of 2011 compared to the first quarter of 2010. In the U.S., revenues in the first quarter of 2011 increased 43% compared to the first quarter of 2010. The March 2011 unemployment rate in the U.S. was 8.8% compared to 9.7% in March 2010. The Company experienced an increase in demand for its permanent placement services during the quarter. The Company believes this demand was bolstered by clients who had previously made deep personnel cuts and needed to reinstate a portion of their workforce as business conditions improved. On a constant-currency basis, the Company’s revenues from foreign operations increased 30% in the first quarter of 2011 compared to the first quarter of 2010.

Risk consulting and internal audit services revenues were $98 million for the three months ended March 31, 2011, increasing by 10% compared to revenues of $90 million for the three months ended March 31, 2010. On a constant-currency basis, risk consulting and internal audit services revenues increased 9% for the first quarter of 2011 compared to the first quarter of 2010. Contributing to the increase was higher demand in U.S. In the U.S., revenues in the first quarter of 2011 increased 12% compared to the first quarter of 2010. On a constant-currency basis, the Company’s revenues from foreign operations increased 1% in the first quarter of 2011 compared to the first quarter of 2010.

Gross Margin. The Company’s gross margin dollars were $338 million for the three months ended March 31, 2011, increasing by 26% compared to $268 million for the three months ended March 31, 2010. For the first quarter of 2011 compared to the first quarter of 2010, gross margin dollars for all three of the Company’s reportable segments increased. Gross margin as a percentage of revenues increased for all three of the Company’s reportable segments on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $246 million for the three months ended March 31, 2011, increasing by 22% compared to $201 million for the three months ended March 31, 2010. On a constant-currency basis, temporary and consultant staffing services gross margin dollars increased 21% for the first quarter of 2011 compared to the first quarter of 2010. As a percentage of revenues, gross margin for temporary and consultant staffing services was 34.4% in the first quarter of 2011, up from 33.6% in the first quarter of 2010. The year over year gross margin improvement was driven by higher pay/bill spreads and higher conversion revenues. Pay/bill spreads represent the differential between wages paid to temporary employees and amounts billed to clients. Conversion revenues are earned when a temporary position converts to a permanent position. As there are no direct costs related to conversion revenues, the gross margin percentage is favorably impacted as the mix of conversion revenues increase.

Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $67 million for the three months ended March 31, 2011, increasing by 39% compared to $49 million for the three months ended March 31, 2010. On a constant-currency basis, permanent placement gross margin dollars increased 36% for the first quarter of 2011 compared to the first quarter of 2010. Because reimbursable expenses for permanent placement staffing services are de minimis, the increase in gross margin dollars is substantially explained by the increase in revenues previously discussed.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $25 million for the three months ended March 31, 2011, increasing by 34% compared to $18 million for the three months ended March 31, 2010. On a constant-currency basis, risk consulting and internal audit gross margin dollars increased 33% for the first quarter of 2011 compared to the first quarter of 2010. As a percentage of revenues, gross margin for risk consulting and internal audit services was 25.2% in the first quarter of 2011, up from 20.6% in the first quarter of 2010. The year-over-year margin increase is primarily due to a combination of higher utilization rates and more cost flexibility as a result of using more variable cost labor.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses were $294 million for the three months ended March 31, 2011, increasing by 15% compared to $256 million for the three months ended March 31, 2010. As a percentage of revenues, the Company’s selling, general and administrative expenses were 33.3% for the first quarter of 2011, down from 34.7% for the first quarter of 2010. For the first quarter of 2011 compared to the first quarter of 2010, selling, general and administrative expenses increased for all three of the Company’s reportable segments. Selling, general and administrative expenses as a percentage of revenues decreased for all three of the Company’s reportable segments in the first quarter of 2011 compared to the first quarter of 2010. Contributing factors for each reportable segment are discussed below in further detail.

Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $208 million for the three months ended March 31, 2011, up 13% from $184 million for the three months ended March 31, 2010. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 29.0% in the first quarter of 2011, down from 30.8% in the first quarter of 2010. For the first quarter of 2011 compared to the first quarter of 2010, the decrease in selling, general and administrative expenses as percentage of revenue is primarily due to the higher operating leverage obtained by higher revenues.

Selling, general and administrative expenses for the Company’s permanent placement staffing division were $60 million for the three months ended March 31, 2011, increasing by 31% compared to $46 million for the three months ended March 31, 2010. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 88.3% in the first quarter of 2011, down from 93.5% in the first quarter of 2010. For the first quarter of 2011 compared to the first quarter of 2010, improved leverage in general and administrative expenses, as a result of higher revenue, partially offset by an increase in field compensation, drove the overall decrease as a percentage of revenues.

Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $26 million for the three months ended March 31, 2011, flat compared to the three months ended March 31, 2010. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 26.7% in the first quarter of 2011, down from 29.0% in the first quarter of 2010. For the first quarter of 2011 compared to the first quarter of 2010, the decrease in selling, general and administrative expenses as percentage of revenue is primarily due to lower fixed overhead and administrative compensation.

Operating Income. The Company’s total operating income was $44 million, or 5.0% of revenues, for the three months ended March 31, 2011, increasing by 256% from $12 million, or 1.7% of revenues, for the three months ended March 31, 2010. For the Company’s temporary and consultant staffing services division, operating income was $38 million, or 5.3% of applicable revenues, up from $17 million, or 2.8% of applicable revenues, in the first quarter of 2010. For the Company’s permanent placement staffing division, operating income was $8 million, or 11.6% of applicable revenues, up from an operating income of $3 million, or 6.4% of applicable revenues, in the first quarter of 2010. For the Company’s risk consulting and internal audit services division, operating loss was $2 million, or negative 1.6% of applicable revenues, up from an operating loss of $8 million, or negative 8.5% of applicable revenues, in the first quarter of 2010.

Provision for income taxes. The provision for income taxes was 40% and 31% for the three months ended March 31, 2011 and 2010, respectively. The increase is primarily due to non-recurring state income tax credits the Company had claimed in the first quarter of 2010.

Liquidity and Capital Resources

The change in the Company’s liquidity during the three months ended March 31, 2011 and 2010, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and payment of dividends.

Cash and cash equivalents were $282 million and $349 million at March 31, 2011 and 2010, respectively. Operating activities provided $19 million during the three months ended March 31, 2011, offset by $16 million and $41 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $15 million during the three months ended March 31, 2010, offset by $8 million and $20 million of net cash used in investing activities and financing activities, respectively.

Operating activities—Net cash provided by operating activities for the three months ended March 31, 2011, was comprised of net income of $27 million, adjusted for non-cash items of $18 million, and offset by changes in working capital of $26 million. Net cash provided by operating activities for the three months ended March 31, 2010, was composed of net income of $8 million, adjusted for non-cash items of $24 million, and offset by changes in working capital of $17 million.

Investing activities—Cash used in investing activities for the three months ended March 31, 2011, was $16 million. This was comprised of capital expenditures of $15 million and deposits to trusts for employee benefits and retirement plans of $1 million. Cash used in investing activities for the three months ended March 31, 2010, was $8 million. This was primarily composed of capital expenditures of $8 million.

Financing activities—Cash used in financing activities for the three months ended March 31, 2011, was $41 million. This included repurchases of $31 million in common stock and $20 million in cash dividends to stockholders, offset by proceeds of $10 million from exercises of stock options. Cash used in financing activities for the three months ended March 31, 2010, was $20 million. This included repurchases of $4 million in common stock and $19 million in cash dividends to stockholders, offset by proceeds of $3 million from exercises of stock options.

As of March 31, 2011, the Company is authorized to repurchase, from time to time, up to 10.4 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the three months ended March 31, 2011, the Company repurchased 1.0 million shares of common stock on the open market for a total cost of $30 million. During the three months ended March 31, 2010, the Company did not repurchase any shares of common stock on the open market. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the three months ended March 31, 2011 and 2010, such repurchases totaled approximately 45 thousand shares and 143 thousand shares at a cost of $1 million and $4 million, respectively. Repurchases of shares have been funded with cash generated from operations.

The Company’s working capital at March 31, 2011, included $282 million in cash and cash equivalents. The Company’s working capital requirements relate primarily to accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short- and long-term basis.

On May 4, 2011, the Company announced a quarterly dividend of $.14 per share to be paid to all shareholders of record as of May 25, 2011. The dividend will be paid on June 15, 2011.

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

For the three months ended March 31, 2011, approximately 31% of the Company’s revenues were generated outside of the U.S.. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, and Euro, have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

On February 23, 2011, Plaintiff Isabel Apolinario, on behalf of herself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees. In addition, the Plaintiff seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. (Plaintiff’s counsel is the same attorney who is acting as counsel in the case filed by plaintiff Mark Laffitte that is described in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010, and the allegations in this case are substantially similar to the misclassification allegations in the Laffitte case.) The Court has stayed this case until decisions by the California Supreme Court in cases titled Pellegrino, et al. v. Robert Half International Inc. and Harris v. Superior Court (a case unrelated to the Company). As previously disclosed, the Company believes that Pellegrino is not a material pending legal proceeding. However, rulings by the California Supreme Court in Pellegrino or in Harris may have a material adverse bearing on the Company’s position in this litigation. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the Company’s financial statements. The Company believes it has meritorious defenses to the allegations in this case, and the Company intends to vigorously defend against the litigation.

There have been no material developments with regard to the other legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 1A.	Risk Factors

There have not been any material changes with regard to the risk factors disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (d)
January 1, 2011 to January 31, 2011	43,622	(a)	$30.79	36,011	11,356,947
February 1, 2011 to February 28, 2011	484,766	(b)	$31.65	464,577	10,892,370
March 1, 2011 to March 31, 2011	474,738	(c)	$30.08	457,287	10,435,083

Total January 1, 2011 to March 31, 2011	1,003,126			957,875

(a)	Includes 7,611 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(b)	Includes 20,189 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(c)	Includes 17,451 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(d)	Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 88,000,000 shares have been authorized for repurchase of which 77,564,917 shares have been repurchased as of March 31, 2011.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 5.	Other Information

Voting Results for the May 4, 2011, Annual Meeting of Stockholders

On May 4, 2011, the registrant held its annual meeting of stockholders. The five matters presented to the stockholders at the annual meeting were (1) the election of seven directors, (2) the ratification of the appointment of PricewaterhouseCoopers LLP as auditors for 2011, (3) the approval of the continuation of the Company’s Stock Incentive Plan for an additional three-year period, (4) an advisory vote on executive compensation, and (5) an advisory vote on the frequency of future advisory votes on executive compensation.

The vote for directors was as follows:

Nominee	Shares For	Shares Withheld	Broker Non-Votes
Andrew S. Berwick, Jr.	101,019,668	18,715,654	10,258,313
Edward W. Gibbons	115,175,608	4,559,714	10,258,313
Harold M. Messmer, Jr.	117,775,679	1,959,643	10,258,313
Barbara J. Novogradac	119,421,130	314,192	10,258,313
Robert J. Pace	119,450,859	284,463	10,258,313
Frederick A. Richman	101,727,660	18,007,662	10,258,313
M. Keith Waddell	111,056,061	8,679,261	10,258,313

The proposal regarding the ratification of the appointment of PricewaterhouseCoopers LLP as auditors for 2011 was approved by the following vote:

For	129,449,348
Against	520,210
Abstain	24,077
Broker Non-Votes	0

The proposal regarding the Stock Incentive Plan was approved by the following vote:

For	87,389,407
Against	30,124,516
Abstain	2,221,399
Broker Non-Votes	10,258,313

The advisory resolution on executive compensation was approved by the following vote:

For	95,061,590
Against	22,446,635
Abstain	2,227,097
Broker Non-Votes	10,258,313

The results of the advisory vote on the frequency of future advisory votes on executive compensation were as follows:

One Year	102,323,834
Two Years	268,717
Three Years	14,959,686
Abstain	2,183,085
Broker Non-Votes	10,258,313

Board of Directors Determination Regarding Future Advisory Votes on Executive Compensation

At the Annual Meeting of Stockholders on May 4, 2011, the stockholders expressed a preference for future annual advisory votes on executive compensation, which preference was consistent with the recommendation of the Board of Directors. Accordingly, at its meeting following the Annual Meeting of Stockholders, the Board of Directors adopted a resolution providing for annual future advisory votes regarding executive compensation.

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

Date: May 5, 2011