Form 10-Q
period 2011-06-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2011-07-29
CIK 315213

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2011:

144,874,739 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in thousands, except share amounts)

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$261,071	$315,137
Accounts receivable, less allowances of $20,761 and $21,569	495,381	423,175
Current deferred income taxes	99,068	92,087
Other current assets	139,590	141,461

Total current assets	995,110	971,860
Goodwill	190,489	189,787
Other intangible assets, net	141	219
Property and equipment, net	107,300	103,651
Deferred and other income taxes	8,741	8,467

Total assets	$1,301,781	$1,273,984

LIABILITIES
Accounts payable and accrued expenses	$110,973	$93,690
Accrued payroll costs and retirement obligations	323,653	314,647
Income taxes payable	18,483	—
Current portion of notes payable and other indebtedness	119	123

Total current liabilities	453,228	408,460
Notes payable and other indebtedness, less current portion	1,600	1,656
Other liabilities	30,323	29,497

Total liabilities	485,151	439,613

Commitments and Contingencies (Note G)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 144,880,976 shares and 146,182,564 shares	145	146
Capital surplus	758,351	787,105
Accumulated other comprehensive income	58,134	47,120
Retained earnings	—	—

Total stockholders’ equity	816,630	834,371

Total liabilities and stockholders’ equity	$1,301,781	$1,273,984

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net service revenues	$937,966	$769,090	$1,818,835	$1,506,263
Direct costs of services, consisting of payroll, payroll taxes, insurance costs and reimbursable expenses	565,678	479,232	1,108,458	948,277

Gross margin	372,288	289,858	710,377	557,986
Selling, general and administrative expenses	311,202	267,519	604,888	523,187
Amortization of intangible assets	40	46	79	315
Interest income, net	(238)	(94)	(450)	(168)

Income before income taxes	61,284	22,387	105,860	34,652
Provision for income taxes	24,859	10,206	42,730	13,996

Net income	$36,425	$12,181	$63,130	$20,656

Net income available to common stockholders—diluted	$35,890	$11,660	$62,194	$19,286

Net income per share (Note J):
Basic	$.25	$.08	$.44	$.13
Diluted	$.25	$.08	$.43	$.13

Shares:
Basic	141,286	143,100	141,966	143,667
Diluted	142,585	144,331	143,357	144,999

Cash dividends declared per share	$.14	$.13	$.28	$.26

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share amounts)

	Six Months Ended June 30,
	2011	2010
COMMON STOCK—SHARES:
Balance at beginning of period	146,183	148,645
Net issuances of restricted stock	1,265	1,410
Repurchases of common stock	(3,151)	(2,726)
Exercises of stock options	584	247

Balance at end of period	144,881	147,576

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$146	$149
Net issuances of restricted stock	1	1
Repurchases of common stock	(3)	(2)
Exercise of stock options	1	—

Balance at end of period	$145	$148

CAPITAL SURPLUS:
Balance at beginning of period	$787,105	$854,081
Net issuances of restricted stock at par value	(1)	(1)
Repurchases of common stock—excess over par value	(28,412)	(55,674)
Cash dividends ($.28 per share and $.26 per share)	(40,976)	(34,114)
Stock-based compensation expense	25,447	29,124
Exercises of stock options—excess over par value	13,692	5,385
Tax impact of equity incentive plans	1,496	(1,032)

Balance at end of period	$758,351	$797,769

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$47,120	$45,580
Translation adjustments	11,014	(14,676)

Balance at end of period	$58,134	$30,904

RETAINED EARNINGS:
Balance at beginning of period	$—	$—
Repurchases of common stock—excess over par value	(63,130)	(16,085)
Cash dividends ($.26 per share)	—	(4,571)
Net income	63,130	20,656

Balance at end of period	$—	$—

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,130	$20,656
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	79	315
Depreciation expense	25,703	28,910
Stock-based compensation expense—restricted stock and stock units	25,447	28,969
Stock-based compensation expense—stock options	—	155
Excess tax benefits from stock-based compensation	(944)	(709)
Provision for deferred income taxes	(6,781)	(7,182)
Provision for doubtful accounts receivable	2,309	2,101
Changes in assets and liabilities:
Increase in accounts receivable	(65,517)	(35,275)
Increase (decrease) in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	17,479	(1,555)
Increase in income taxes payable	28,770	7,899
Change in other assets, net of change in other liabilities	(1,793)	6,700

Net cash flows provided by operating activities	87,882	50,984

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28,375)	(14,412)
(Increase) decrease in trusts for employee benefits and retirement plans	(2,785)	609

Net cash flows used in investing activities	(31,160)	(13,803)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(91,545)	(71,761)
Cash dividends paid	(40,307)	(38,634)
Decrease in notes payable and other indebtedness	(60)	(55)
Excess tax benefits from stock-based compensation	944	709
Proceeds from exercises of stock options	13,693	5,385

Net cash flows used in financing activities	(117,275)	(104,356)

Effect of exchange rate changes on cash and cash equivalents	6,487	(8,575)

Net decrease in cash and cash equivalents	(54,066)	(75,750)
Cash and cash equivalents at beginning of period	315,137	365,794

Cash and cash equivalents at end of period	$261,071	$290,044

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$273	$301
Income taxes, net of refunds	$19,251	$12,840

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2011

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

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of June 30, 2011, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, and income and other taxes. Management estimates are also utilized in the Company’s goodwill impairment assessment.

Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs for the three months ended and the six months ended June 30, 2011 and 2010, are reflected in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Advertising Costs	$10,384	$9,715	$19,750	$18,563

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2011

Note A—Summary of Significant Accounting Policies (Continued)

Comprehensive Income. Comprehensive income includes net income and certain other items that are recorded directly to Stockholders’ Equity. The Company’s only source of other comprehensive income is foreign currency translation adjustments. The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$36,425	$12,181	$63,130	$20,656
Translation adjustments	3,581	(9,753)	11,014	(14,676)

Total comprehensive income	$40,006	$2,428	$74,144	$5,980

Goodwill and Intangible Assets. Goodwill and intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment analysis as of June 30, 2011, and determined that no adjustment to the carrying value of goodwill was required.

Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. Internal-use software development costs capitalized for the three months and the six months ended June 30, 2011 and 2010, are reflected in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Internal-use software development costs	$4,735	$2,933	$7,993	$3,961

Note B—New Accounting Pronouncements

Fair Value Measurements and Disclosures. In May 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to achieve common fair value measurement and disclosure requirements in GAAP and international financial reporting standards (“IFRS”). The amendments explain how to measure fair value and will improve the comparability of fair value measurement presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. This authoritative guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material effect on its Financial Statements.

Comprehensive Income. In June 2011, the FASB issued authoritative guidance which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. This authoritative guidance is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Except for presentation requirements, the Company does not expect the adoption of this guidance to have a material effect on its Financial Statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2011

Note C—Other Current Assets

Other current assets consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Deposits in trusts for employee benefits and retirement plans	$85,872	$82,335
Other	53,718	59,126

	$139,590	$141,461

Note D—Goodwill

The following table sets forth the activity in goodwill from December 31, 2010, through June 30, 2011 (in thousands):

Goodwill
Balance as of December 31, 2010	$189,787
Translation adjustments	702

Balance as of June 30, 2011	$190,489

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Computer hardware	$119,800	$115,518
Computer software	245,527	232,657
Furniture and equipment	115,595	115,730
Leasehold improvements	117,889	116,241
Other	15,142	14,716

Property and equipment, cost	613,953	594,862
Accumulated depreciation	(506,653)	(491,211)

Property and equipment, net	$107,300	$103,651

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Payroll and benefits	$176,670	$153,329
Employee retirement obligations	83,283	80,716
Workers’ compensation	24,992	24,136
Payroll taxes	38,708	56,466

	$323,653	$314,647

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2011

Note F—Accrued Payroll Costs and Retirement Obligations (Continued)

Included in employee retirement obligations is the following (in thousands):

	June 30, 2011	December 31, 2010
Deferred compensation plan and other benefits related to the Company’s Chief Executive Officer	$69,761	$67,891

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

On September 24, 2007, Plaintiff Van Williamson, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2011

Note G—Commitments and Contingencies (Continued)

and Staffing Managers based in California were not provided meal periods, paid rest periods, and accurate itemized wage statements. It seeks one hour of wages for each employee for each meal and rest period missed during the statutory liability period. It also seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged failure to provide the meal and rest periods and accurate itemized wage statements. The allegations in the complaint are substantially similar to the allegations included in the complaint filed by Mark Laffitte described above. The Court stayed the litigation pending the California Supreme Court’s decisions in two cases unrelated to the Company: Brinker Restaurant Corp. v. Superior Court and Harris, a case referenced in the first paragraph of this Note G. A ruling in the Harris case, the Brinker case, and/or the Pellegrino case referenced in the first paragraph of this Note G, may have a material adverse bearing on the Company’s position in this litigation. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

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

On May 13, 2011, Plaintiff Michael Merchant filed a complaint in California Superior Court naming a division of the Company as a Defendant. The complaint alleges certain technical violations of the California Labor Code regarding the presentation formatting of wage statements of certain current and former hourly employees and seeks an unspecified amount for penalties, attorneys’ fees, costs and expenses. The plaintiff seeks to pursue these allegations in two representative capacities: (1) as the representative of a class seeking certain statutory penalties and requiring court certification to proceed; and (2) separately, as a private attorney general seeking certain civil penalties and requiring no court certification to proceed. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2011

Note H—Stockholders’ Equity

Stock Repurchase Program. As of June 30, 2011, the Company is authorized to repurchase, from time to time, up to 8.4 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the six months ended June 30, 2011 and 2010, are reflected in the following table (in thousands):

	Six Months Ended June 30,
	2011	2010
Common stock repurchased (in shares)	2,958	2,486
Common stock repurchased	$85,851	$65,569

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. Repurchases of shares are funded with cash generated from operations. The number and the cost of employee stock plan repurchases made during the six months ended June 30, 2011 and 2010, are reflected in the following table (in thousands):

	Six Months Ended June 30,
	2011	2010
Employee stock plan repurchased (in shares)	193	240
Employee stock plan repurchased	$5,694	$6,192

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for the six months ended June 30, 2011 and 2010 (consisting of stock option exercises and the purchase of shares for the treasury) is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.

Cash Dividends. The Company’s Board of Directors may at their discretion declare and pay dividends upon the shares of the Company’s stock either out of the Company’s retained earnings or capital surplus. The cash dividends declared during the six months ended June 30, 2011 and 2010, are reflected in the following table:

	Six Months Ended June 30,
	2011	2010
Cash dividends declared per share	$.28	$.26

Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus. As a result, the Company had no retained earnings as of June 30, 2011 and December 31, 2010.

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

June 30, 2011

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

Note J—Net Income Per Share

The calculation of net income per share for the three and six months ended June 30, 2011 and 2010, is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic net income per share:
Net income	$36,425	$12,181	$63,130	$20,656
Income allocated to participating securities—basic	537	521	939	1,370

Net income available to common stockholders—basic	$35,888	$11,660	$62,191	$19,286

Basic weighted average shares	141,286	143,100	141,966	143,667
Basic net income per share	$.25	$.08	$.44	$.13
Diluted net income per share:
Net income	$36,425	$12,181	$63,130	$20,656
Income allocated to participating securities—diluted	535	521	936	1,370

Net income available to common stockholders—diluted	$35,890	$11,660	$62,194	$19,286

Basic weighted average shares	141,286	143,100	141,966	143,667
Dilutive effect of potential common shares	1,299	1,231	1,391	1,332

Diluted weighted average shares	142,585	144,331	143,357	144,999

Diluted net income per share	$.25	$.08	$.43	$.13

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2011

Note J—Net Income Per Share (Continued)

Potential common shares include the dilutive effect of stock options, unvested performance-based restricted stock, restricted stock which contain forfeitable rights to dividends, and stock units. The weighted average diluted common shares outstanding for the three months and six months ended June 30, 2011 and 2010, excludes the effect of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total number of anti-dilutive potential common shares	803	761	664	551

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2011

Note K—Business Segments (Continued)

The following table provides a reconciliation of revenue and operating income (loss) by reportable segment to consolidated results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net service revenues
Temporary and consultant staffing	$752,369	$619,797	$1,467,051	$1,218,483
Permanent placement staffing	80,663	56,133	148,267	104,772
Risk consulting and internal audit services	104,934	93,160	203,517	183,008

	$937,966	$769,090	$1,818,835	$1,506,263

Operating income (loss)
Temporary and consultant staffing	$46,241	$23,571	$84,311	$40,517
Permanent placement staffing	13,875	5,540	21,742	8,656
Risk consulting and internal audit services	970	(6,772)	(564)	(14,374)

	61,086	22,339	105,489	34,799
Amortization of intangible assets	40	46	79	315
Interest income, net	(238)	(94)	(450)	(168)

Income before income taxes	$61,284	$22,387	$105,860	$34,652

Note L—Subsequent Events

On July 27, 2011, the Company announced the following:

Quarterly dividend per share	$.14
Declaration date	7/27/2011
Record date	8/25/2011
Payment date	9/15/2011

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Goodwill Impairment. The Company assesses the impairment of goodwill annually in the second quarter, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance. The Company completed its annual goodwill impairment analysis as of June 30, 2011, and determined that no adjustment to the carrying value of goodwill was required.

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

The Company’s reporting units are Accountemps, Robert Half Finance & Accounting, OfficeTeam, Robert Half Technology, Robert Half Management Resources and Protiviti, which had goodwill balances at June 30, 2011, of $127.7 million, $26.6 million, $0.0 million, $7.3 million, $0.0 million and $28.8 million, respectively, totaling $190.4 million. There were no changes to the Company’s reporting units or to the allocations of goodwill by reporting unit through June 30, 2011.

The goodwill impairment assessment is based upon a discounted cash flow analysis. The estimate of future cash flows is based upon, among other things, a discount rate and certain assumptions about expected future operating performance. The discount rate for all reporting units was determined by management based on estimates of risk free interest rates, beta and market risk premiums. The discount rate used was compared to the rate published in various third party research reports, which indicated that the rate was within a range of reasonableness. The primary assumptions related to future operating performance include revenue growth rates and profitability levels. In addition, the impairment assessment requires that management make certain judgments in allocating shared assets and liabilities to the balance sheets of the reporting units. Solely for purposes of establishing inputs for the fair value calculations described above related to its annual goodwill impairment testing, the Company made the following assumptions. The Company assumed that year-to-date trends would continue for all reporting units through 2011, using unique assumptions for each reporting unit. In addition, the Company applied profitability assumptions consistent with each reporting unit’s historical trends at various revenue levels and, for year 2013 and beyond, used a 5% growth factor to calculate the terminal value at the end of ten years for each unit. This rate is comparable to the Company’s most recent ten-year annual compound revenue growth rate. In its most recent calculation, the Company used a 9.5% discount rate, which is slightly lower than the 9.6% discount rate used for the Company’s test during the second quarter of 2010.

In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, the Company applied hypothetical decreases to the fair values of each reporting unit. The Company determined that hypothetical decreases in fair value of at least 70% would be required before any reporting unit would have a carrying value in excess of its fair value.

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

Recent Accounting Pronouncements

Fair Value Measurements and Disclosures. In May 2011, the FASB issued authoritative guidance to achieve common fair value measurement and disclosure requirements in accounting principles generally accepted in the United States of America (“GAAP”) and international financial reporting standards (“IFRS”). The amendments explain how to measure fair value and will improve the comparability of fair value measurement presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. This authoritative guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material effect on its Financial Statements.

Comprehensive Income. In June 2011, the FASB issued authoritative guidance which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. This authoritative guidance is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Except for presentation requirements, the Company does not expect the adoption of this guidance to have a material effect on its Financial Statements.

Results of Operations

Demand for the Company’s temporary and permanent placement staffing services and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Correspondingly, results of operations for the six months ended June 30, 2011, were positively impacted by improving global economic conditions. Because of the inherent difficulty in predicting economic trends and the absence of material long-term contracts in any of our business units, future demand for the Company’s services cannot be forecasted with certainty. We expect total Company results to continue to be impacted by general macroeconomic conditions in 2011.

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

Three months ended June 30, 2011 and 2010

Revenues. The Company’s revenues were $938 million for the three months ended June 30, 2011, increasing by 22% compared to $769 million for the three months ended June 30, 2010. Revenues from foreign operations represented 31% of total revenues for three months ended June 30, 2011, compared to 28% for the three months ended June 30, 2010. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. In the second quarter of 2011, revenues for all three of the Company’s reportable segments were up compared to the second quarter of 2010. Contributing factors for each reportable segment are discussed below in further detail.

Temporary and consultant staffing services revenues were $752 million for the three months ended June 30, 2011, increasing by 21% compared to revenues of $620 million for the three months ended June 30, 2010. On a constant-currency basis, temporary and consultant staffing services revenues increased 18% for the second quarter of 2011 compared to the second quarter of 2010. In the U.S., revenues in the second quarter of 2011 increased 16% compared to the second quarter of 2010. On a constant-currency basis, the Company’s revenues from foreign operations increased 21% in the second quarter of 2011 compared to the second quarter of 2010.

Permanent placement staffing revenues were $81 million for the three months ended June 30, 2011, increasing by 44% compared to revenues of $56 million for the three months ended June 30, 2010. On a constant-currency basis, permanent placement revenues increased 37% for the second quarter of 2011 compared to the second quarter of 2010. In the U.S., revenues in the second quarter of 2011 increased 44% compared to the second quarter of 2010. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue. On a constant-currency basis, the Company’s revenues from foreign operations increased 30% in the second quarter of 2011 compared to the second quarter of 2010.

Risk consulting and internal audit services revenues were $105 million for the three months ended June 30, 2011, increasing by 13% compared to revenues of $93 million for the three months ended June 30, 2010. On a constant-currency basis, risk consulting and internal audit services revenues increased 10% for the second quarter of 2011 compared to the second quarter of 2010. Contributing to the increase were the improved economic conditions in U.S. In the U.S., revenues in the second quarter of 2011 increased 12% compared to the second quarter of 2010. On a constant-currency basis, the Company’s revenues from foreign operations increased 4% in the second quarter of 2011 compared to the second quarter of 2010.

Gross Margin. The Company’s gross margin dollars were $372 million for the three months ended June 30, 2011, increasing by 28% compared to $290 million for the three months ended June 30, 2010. In the second quarter of 2011, gross margin dollars for all three of the Company’s reportable segments were up compared to the second quarter of 2010. Gross margin as a percentage of revenues increased for the Company’s temporary and consultant staffing services segment and for the risk consulting and internal audit services division on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $263 million for the three months ended June 30, 2011, increasing by 25% compared to $212 million for the three months ended June 30, 2010. On a constant-currency basis, temporary and consultant staffing services gross margin dollars increased 21% for the second quarter of 2011 compared to the second quarter of 2010. As a percentage of revenues, gross margin for temporary and consultant staffing services was 35.0% in the second quarter of 2011, up from 34.1% in the second quarter of 2010. The higher temporary and consultant gross margin percentage is primarily the result of higher bill rates and higher conversion revenues. Conversion revenues are earned when a temporary position converts to a permanent position. As there are no direct costs related to conversion revenues, the gross margin percentage is favorably impacted as the mix of conversion revenues increase.

Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $81 million for the three months ended June 30, 2011, increasing by 44% compared to $56 million for the three months ended June 30, 2010. On a constant-currency basis, permanent placement gross margin dollars increased 37% for the second quarter of 2011 compared to the second quarter of 2010. Because reimbursable expenses for permanent placement staffing services are de minimis, the increase in gross margin dollars is substantially explained by the increase in revenues previously discussed.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $28 million for the three months ended June 30, 2011, increasing by 26% compared to $22 million for the three months ended June 30, 2010. On a constant-currency basis, risk consulting and internal audit gross margin dollars increased 24% for the second quarter of 2011 compared to the second quarter of 2010. As a percentage of revenues, gross margin for risk consulting and internal audit services was 26.9% in the second quarter of 2011, up from 24.0% in the second quarter of 2010. The year-over-year margin increase is primarily due to leverage gained from higher revenues, coupled with higher staff utilization levels.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses were $311 million for the three months ended June 30, 2011, increasing by 16% compared to $268 million for the three months ended June 30, 2010. As a percentage of revenues, the Company’s selling, general and administrative expenses were 33.2% for the second quarter of 2011, down from 34.8% for the second quarter of 2010. For the second quarter of 2011 compared to the second quarter of 2010, selling, general and administrative expenses increased for the Company’s temporary and consultant staffing services and permanent placement staffing divisions and decreased for the Company’s risk consulting and internal audit services division. Selling, general and administrative expenses as a percentage of revenues decreased for all three of the Company’s reportable segments in the second quarter of 2011 compared to the second quarter of 2010. Contributing factors for each reportable segment are discussed below in further detail.

Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $217 million for the three months ended June 30, 2011, up 16% from $188 million for the three months ended June 30, 2010. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 28.9% in the second quarter of 2011, down from 30.3% in the second quarter of 2010. For the second quarter of 2011 compared to the second quarter of 2010, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to the higher operating leverage obtained by higher revenues.

Selling, general and administrative expenses for the Company’s permanent placement staffing division were $67 million for the three months ended June 30, 2011, increasing by 32% compared to $51 million for the three months ended June 30, 2010. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 82.7% in the second quarter of 2011, down from 90.1% in the second quarter of 2010. For the second quarter of 2011 compared to the second quarter of 2010, improved leverage in general and administrative expenses, as a result of higher revenue, drove the overall decrease as a percentage of revenues.

Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $27 million for the three months ended June 30, 2011, decreasing by 6% compared to $29 million for the three months ended June 30, 2010. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 26.0% in the second quarter of 2011, down from 31.2% compared to the second quarter of 2010. For the second quarter of 2011 compared to the second quarter of 2010, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to lower variable overhead and fixed overhead.

Operating Income. The Company’s total operating income was $61 million, or 6.5% of revenues, for the three months ended June 30, 2011, increasing by 173% from $22 million, or 2.9% of revenues, for the three months ended June 30, 2010. For the Company’s temporary and consultant staffing services division, operating income was $46 million, or 6.1% of applicable revenues, up from $24 million, or 3.8% of applicable revenues, in the second quarter of 2010. For the Company’s permanent placement staffing division, operating income was $14 million, or 17.2% of applicable revenues, up from an operating income of $5 million, or 9.9% of applicable revenues, in the second quarter of 2010. For the Company’s risk consulting and internal audit services division, operating income was $1 million, or 0.9% of applicable revenues, up from an operating loss of $7 million, or negative 7.3% of applicable revenues, in the second quarter of 2010.

Provision for income taxes. The provision for income taxes was 41% and 46%, as a percentage of income before income taxes, for the three months ended June 30, 2011 and 2010, respectively. The decrease is due primarily to the impact of permanent non-deductible tax items, which became less significant relative to the Company’s improved financial results.

Six months ended June 30, 2011 and 2010

Revenues. The Company’s revenues were $1.8 billion for the six months ended June 30, 2011, increasing by 21% compared to $1.5 billion for the six months ended June 30, 2010. Revenues from foreign operations represented 31% and 29% of total revenues for the six months ended June 30, 2011 and 2010, respectively. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services. In the first half of 2011, revenues for all three of the Company’s reportable segments were up compared to the first half of 2010. Contributing factors for each reportable segment are discussed below in further detail.

Temporary and consultant staffing services revenues were $1.5 billion for the six months ended June 30, 2011, increasing by 20% compared to revenues of $1.2 billion for the six months ended June 30, 2010. On a constant-currency basis, temporary and consultant staffing services revenues increased 18% for the first half of 2011 compared to the first half of 2010. In the U.S., revenues in the first half of 2011 increased 17% compared to the first half of 2010. For the Company’s foreign operations, constant-currency revenues in the first half of 2011 increased 22% compared to the first half of 2010.

Permanent placement revenues were $148 million for the six months ended June 30, 2011, increasing by 42% compared to revenues of $105 million for the six months ended June 30, 2010. On a constant-currency basis, permanent placement revenues increased 37% for the first half of 2011 compared to the first half of 2010. In the U.S., revenues in the first half of 2011 increased 44% compared to the first half of 2010. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue. For the Company’s foreign operations, constant-currency revenues in the first half of 2011 increased 30% compared to the first half of 2010.

Risk consulting and internal audit services revenues were $204 million for the six months ended June 30, 2011, increasing by 11% compared to revenues of $183 million for the six months ended June 30, 2010. On a constant-currency basis, risk consulting and internal audit services revenues increased 9% for the first half of 2011 compared to the first half of 2010. Contributing to the increase was higher demand in U.S. In the U.S., revenues in the first half of 2011 increased 12% compared to the first half of 2010. For the Company’s foreign operations, constant-currency revenues in the first half of 2011 increased 2% compared to the first half of 2010.

Gross Margin. The Company’s gross margin dollars were $710 million for the six months ended June 30, 2011, up from $558 million for the six months ended June 30, 2010. For the first half of 2011 compared to the first half of 2010, gross margin dollars increased for all three of the Company’s reportable segments. Gross margin as a percentage of revenues increased for the Company’s temporary and consultant staffing services division and increased for the risk consulting and internal audit services division on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $509 million for the six months ended June 30, 2011, increasing by 23% compared to $412 million for the six months ended June 30, 2010. On a constant-currency basis, temporary and consultant staffing services gross margin dollars increased 21% for the first half of 2011 compared to the first half of 2010. As a percentage of revenues, gross margin for temporary and consultant staffing services was 34.7% in the first half of 2011, up from 33.9% in the first half of 2010. The year over year gross margin improvement was driven by higher pay/bill spreads and higher conversion revenues. Pay/bill spreads represent the differential between wages paid to temporary employees and amounts billed to clients. Conversion revenues are earned when a temporary position converts to a permanent position. As there are no direct costs related to conversion revenues, the gross margin percentage is favorably impacted as the mix of conversion revenues increase.

Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $148 million for the six months ended June 30, 2011, increasing by 42% compared to $105 million for the six months ended June 30, 2010. On a constant-currency basis, permanent placement gross margin dollars increased 37% for the first half of 2011 compared to the first half of 2010. Because reimbursable expenses for permanent placement staffing services are de minimis, the increase in gross margin dollars is substantially explained by the increase in revenues previously discussed.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $53 million for the six months ended June 30, 2011, increasing by 30% compared to $41 million for the six months ended June 30, 2010. On a constant-currency basis, risk consulting and internal audit gross margin dollars increased 28% for the first half of 2011 compared to the first half of 2010. As a percentage of revenues, gross margin for risk consulting and internal audit services was 26.1% in for the first half of 2011, up from 22.3% in the first half of 2010. The year-over-year margin increase is primarily due to higher revenue, coupled with higher staff utilization levels.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses were $605 million for the six months ended June 30, 2011, increasing by 16% compared to $523 million for the six months ended June 30, 2010. As a percentage of revenues, the Company’s selling, general and administrative expenses were 33.3% for the first half of 2011, down from 34.7% for the first half of 2010. For the first half of 2011 compared to the first half of 2010, selling, general and administrative expenses increased for the Company’s temporary and consultant staffing services and permanent placement staffing divisions and decreased for the Company’s risk consulting and internal audit services division. Selling, general and administrative expenses as a percentage of revenues decreased for all three of the Company’s reportable segments in the first half of 2011 compared to the first half of 2010. Contributing factors for each reportable segment are discussed below in further detail.

Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $425 million for the six months ended June 30, 2011, up 14% from $372 million for the six months ended June 30, 2010. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 29.0% in the first half of 2011, down from 30.5% in the first half of 2010. For the first half of 2011 compared to the first half of 2010, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to the higher operating leverage obtained by higher revenues.

Selling, general and administrative expenses for the Company’s permanent placement staffing division were $126 million for the six months ended June 30, 2011, increasing by 32% compared to $96 million for the six months ended June 30, 2010. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 85.3% in the first half of 2011, down from 91.7% in the first half of 2010. For the first half of 2011 compared to the first half of 2010, improved leverage in general and administrative expenses, as a result of higher revenue, drove the overall decrease as a percentage of revenues.

Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $54 million for the six months ended June 30, 2011, decreasing by 3% compared to $55 million for the six months ended June 30, 2010. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 26.3% in the first half of 2011, down from 30.1% in the first half of 2010. For the first half of 2011 compared to the first half of 2010, decreases as a percentage of revenues for administration costs, fixed overhead and variable overhead drove the overall decrease.

Operating Income. The Company’s total operating income was $105 million, or 5.8% of revenues, for the six months ended June 30, 2011, increasing by 203% from $35 million, or 2.3% of revenues, for the six months ended June 30, 2010. For the Company’s temporary and consultant staffing services division, operating income was $84 million, or 5.7% of applicable revenues, up from $40 million, or 3.3% of applicable revenues, in the first half of 2010. For the Company’s permanent placement staffing division, operating income was $22 million, or 14.7% of applicable revenues, up from operating income of $9 million, or 8.3% of applicable revenues, in the first half of 2010. For the Company’s risk consulting and internal audit services division, operating loss was $1 million, or negative 0.3% of applicable revenues, improving from an operating loss of $14 million, or negative 7.9% of applicable revenues, in the first half of 2010.

Provision for income taxes. As a percentage of income before income taxes, the provision for income taxes was 40% for both the six months ended June 30, 2011 and the six months ended June 30, 2010.

Liquidity and Capital Resources

The change in the Company’s liquidity during the six months ended June 30, 2011 and 2010, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and payment of dividends.

Cash and cash equivalents were $261 million and $290 million at June 30, 2011 and 2010, respectively. Operating activities provided $88 million during the six months ended June 30, 2011, which was more than offset by $31 million and $117 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $51 million during the six months ended June 30, 2010, which was more than offset by $14 million and $104 million of net cash used in investing activities and financing activities, respectively.

Operating activities—Net cash provided by operating activities for the six months ended June 30, 2011, was comprised of net income of $63 million, adjusted for non-cash items of $46 million, and offset by changes in working capital of $21 million. Net cash provided by operating activities for the six months ended June 30, 2010, was composed of net income of $21 million, adjusted for non-cash items of $52 million, and net cash provided by changes in working capital of $22 million.

Investing activities—Cash used in investing activities for the six months ended June 30, 2011, was $31 million. This was comprised of capital expenditures of $28 million and deposits to trusts for employee benefits and retirement plans of $3 million. Cash used in investing activities for the six months ended June 30, 2010, was $14 million. This was composed of capital expenditures of $14 million.

Financing activities—Cash used in financing activities for the six months ended June 30, 2011, was $117 million. This included repurchases of $92 million in common stock and $40 million in cash dividends to stockholders, offset by proceeds of $14 million from exercises of stock options and $1 million in excess tax benefits from stock-based compensation. Cash used in financing activities for the six months ended June 30, 2010, was $104 million. This included repurchases of $72 million in common stock and $38 million in cash dividends to stockholders, offset by proceeds of $5 million from exercise of stock options and $1 million in excess tax benefits from stock-based compensation.

As of June 30, 2011, the Company is authorized to repurchase, from time to time, up to 8.4 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the six months ended June 30, 2011 and 2010, the Company repurchased 3.0 million shares and 2.5 million shares of common stock on the open market for a total cost of $86 million and $66 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During both the six months ended June 30, 2011 and the six months ended June 30, 2010, such repurchases totaled 0.2 million shares, at a cost of $6 million. Repurchases of shares have been funded with cash generated from operations.

The Company’s working capital at June 30, 2011, included $261 million in cash and cash equivalents. The Company’s working capital requirements relate primarily to accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short- and long-term basis. However, continued or increased volatility and disruption in the global capital and credit markets could negatively impact the Company’s business operations and therefore its liquidity and ability to meet working capital needs.

On July 27, 2011, the Company announced a quarterly dividend of $.14 per share to be paid to all shareholders of record as of August 25, 2011. The dividend will be paid on September 15, 2011.

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

For the six months ended June 30, 2011, approximately 31% of the Company’s revenues were generated outside of the U.S. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, and Euro, have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

On May 13, 2011, Plaintiff Michael Merchant filed a complaint in California Superior Court naming a division of the Company as a Defendant. The complaint alleges certain technical violations of the California Labor Code regarding the presentation formatting of wage statements of certain current and former hourly employees and seeks an unspecified amount for penalties, attorneys’ fees, costs and expenses. The plaintiff seeks to pursue these allegations in two representative capacities: (1) as the representative of a class seeking certain statutory penalties and requiring court certification to proceed; and (2) separately, as a private attorney general seeking certain civil penalties and requiring no court certification to proceed. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the accompanying financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

There have been no material developments with regard to the other legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 and its quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2011.

ITEM 1A.	Risk Factors

The risk factor titled “The Company and certain subsidiaries are defendants in several lawsuits alleging various wage and hour claims that could cause the Company to incur substantial liabilities,” disclosed in the Company’s most recent annual report on Form 10-K is updated and replaced as follows to reflect the lawsuit filed by Michael Merchant referred to in part II, Item 1 of this Form 10-Q.

The Company and certain subsidiaries are defendants in several lawsuits alleging various wage and hour related claims that could cause the Company to incur substantial liabilities. The Company and certain subsidiaries are defendants in several actual or asserted class and representative action lawsuits brought by or on behalf of the Company’s current and former employees alleging violations of federal and state law with respect to certain wage and hour related matters. The various claims made in one or more of such lawsuits include, among other things, the misclassification of certain employees as exempt employees under applicable law, failure to comply with presentation formatting requirements of wage statements and other related wage and hour violations. Such suits seek, as applicable, unspecified amounts for unpaid overtime compensation, penalties, and other damages, as well as attorneys’ fees. It is not possible to predict the outcome of these lawsuits. However, these lawsuits may consume substantial amounts of the Company’s financial and managerial resources and might result in adverse publicity, regardless of the ultimate outcome of the lawsuits. In addition, the Company and its subsidiaries may become subject to similar lawsuits in the same or other jurisdictions. An unfavorable outcome with respect to these lawsuits and any future lawsuits could, individually or in the aggregate, cause the Company to incur substantial liabilities that may have a material adverse effect upon the Company’s business, financial condition or results of operations. In addition, an unfavorable outcome in one or more of these cases could cause the Company to change its incentive compensation plans for its employees, which could have a material adverse effect upon the Company’s business.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (d)
April 1, 2011 to April 30, 2011	61,870	(a)	$30.35	—	10,435,083
May 1, 2011 to May 31, 2011	1,842,304	(b)	$28.32	1,820,017	8,615,066
June 1, 2011 to June 30, 2011	243,325	(c)	$26.84	180,000	8,435,066

Total April 1, 2011 to June 30, 2011	2,147,499			2,000,017

(a)	Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(b)	Includes 22,287 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(c)	Includes 63,325 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(d)	Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 88,000,000 shares have been authorized for repurchase of which 79,564,934 shares have been repurchased as of June 30, 2011.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

3.2	By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.1	Part I, Item 1 of this Form 10-Q formatted in XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: July 29, 2011