Form 10-Q
period 2011-09-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2011-11-04
CIK 315213

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2011:

142,960,024 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in thousands, except share amounts)

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$242,726	$315,137
Accounts receivable, less allowances of $20,997 and $21,569	516,047	423,175
Current deferred income taxes	105,056	92,087
Other current assets	141,163	141,461

Total current assets	1,004,992	971,860
Goodwill	189,386	189,787
Other intangible assets, net	94	219
Property and equipment, net	106,424	103,651
Deferred and other income taxes	7,639	8,467

Total assets	$1,308,535	$1,273,984

LIABILITIES
Accounts payable and accrued expenses	$120,890	$93,690
Accrued payroll costs and retirement obligations	342,410	314,647
Income taxes payable	19,983	—
Current portion of notes payable and other indebtedness	115	123

Total current liabilities	483,398	408,460
Notes payable and other indebtedness, less current portion	1,572	1,656
Other liabilities	31,615	29,497

Total liabilities	516,585	439,613

Commitments and Contingencies (Note G)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 142,858,389 shares and 146,182,564 shares	143	146
Capital surplus	748,284	787,105
Accumulated other comprehensive income	43,523	47,120
Retained earnings	—	—

Total stockholders’ equity	791,950	834,371

Total liabilities and stockholders’ equity	$1,308,535	$1,273,984

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net service revenues	$984,668	$817,258	$2,803,503	$2,323,521
Direct costs of services, consisting of payroll, payroll taxes, insurance costs and reimbursable expenses	592,765	508,118	1,701,223	1,456,395

Gross margin	391,903	309,140	1,102,280	867,126
Selling, general and administrative expenses	319,817	271,978	924,705	795,165
Amortization of intangible assets	39	46	118	362
Interest income, net	(148)	(153)	(598)	(321)

Income before income taxes	72,195	37,269	178,055	71,920
Provision for income taxes	28,027	16,645	70,757	30,641

Net income	$44,168	$20,624	$107,298	$41,279

Net income available to common stockholders—diluted	$43,556	$20,099	$105,740	$39,430

Net income per share (Note J):
Basic	$.31	$.14	$.75	$.28
Diluted	$.31	$.14	$.74	$.27

Shares:
Basic	139,449	142,230	141,118	143,182
Diluted	140,433	143,000	142,373	144,327

Cash dividends declared per share	$.14	$.13	$.42	$.39

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2011	2010
COMMON STOCK—SHARES:
Balance at beginning of period	146,183	148,645
Net issuances of restricted stock	1,252	1,417
Repurchases of common stock	(5,238)	(3,210)
Exercises of stock options	661	282

Balance at end of period	142,858	147,134

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$146	$149
Net issuances of restricted stock	1	1
Repurchases of common stock	(5)	(3)
Exercise of stock options	1	—

Balance at end of period	$143	$147

CAPITAL SURPLUS:
Balance at beginning of period	$787,105	$854,081
Net issuances of restricted stock at par value	(1)	(1)
Repurchases of common stock—excess over par value	(33,088)	(55,674)
Cash dividends ($.42 per share and $.39 per share)	(61,016)	(44,074)
Stock-based compensation expense	38,193	43,213
Exercises of stock options—excess over par value	15,277	6,077
Tax impact of equity incentive plans	1,814	(859)

Balance at end of period	$748,284	$802,763

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$47,120	$45,580
Translation adjustments	(3,597)	1,848

Balance at end of period	$43,523	$47,428

RETAINED EARNINGS:
Balance at beginning of period	$—	$—
Repurchases of common stock—excess over par value	(107,298)	(27,511)
Cash dividends ($.39 per share)	—	(13,768)
Net income	107,298	41,279

Balance at end of period	$—	$—

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$107,298	$41,279
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	118	362
Depreciation expense	38,509	42,370
Stock-based compensation expense—restricted stock and stock units	38,193	43,043
Stock-based compensation expense—stock options	—	170
Excess tax benefits from stock-based compensation	(1,087)	(917)
Provision for deferred income taxes	(7,186)	(14,948)
Provision for doubtful accounts receivable	3,940	5,407
Changes in assets and liabilities:
Increase in accounts receivable	(99,490)	(71,189)
Increase in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	56,280	24,531
Increase in income taxes payable	30,701	19,773
Change in other assets, net of change in other liabilities	(7,608)	11,592

Net cash flows provided by operating activities	159,668	101,473

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(41,708)	(22,049)
Decrease in trusts for employee benefits and retirement plans	(4,812)	(612)

Net cash flows used in investing activities	(46,520)	(22,661)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(140,391)	(83,188)
Cash dividends paid	(60,024)	(57,612)
Decrease in notes payable and other indebtedness	(92)	(84)
Excess tax benefits from stock-based compensation	1,087	917
Proceeds from exercises of stock options	15,279	6,077

Net cash flows used in financing activities	(184,141)	(133,890)

Effect of exchange rate changes on cash and cash equivalents	(1,418)	340

Net decrease in cash and cash equivalents	(72,411)	(54,738)
Cash and cash equivalents at beginning of period	315,137	365,794

Cash and cash equivalents at end of period	$242,726	$311,056

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$409	$454
Income taxes, net of refunds	$44,857	$23,537

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2011

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

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of September 30, 2011, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, and income and other taxes. Management estimates are also utilized in the Company’s goodwill impairment assessment.

Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs for the three and the nine months ended September 30, 2011 and 2010, are reflected in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Advertising Costs	$11,283	$9,529	$31,033	$28,092

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2011

Note A—Summary of Significant Accounting Policies (Continued)

Comprehensive Income. Comprehensive income includes net income and certain other items that are recorded directly to Stockholders’ Equity. The Company’s only source of other comprehensive income is foreign currency translation adjustments. The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$44,168	$20,624	$107,298	$41,279
Translation adjustments	(14,611)	16,523	(3,597)	1,848

Total comprehensive income	$29,557	$37,147	$103,701	$43,127

Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. Internal-use software development costs capitalized for the three months and the nine months ended September 30, 2011 and 2010, are reflected in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Internal-use software development costs	$5,717	$3,052	$13,710	$7,013

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

Testing Goodwill for Impairment. In August 2011, the FASB issued authoritative guidance which is intended to simplify how entities test goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This authoritative guidance is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material effect on its Financial Statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2011

Note C—Other Current Assets

Other current assets consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Deposits in trusts for employee benefits and retirement plans	$84,785	$82,335
Other	56,378	59,126

	$141,163	$141,461

Note D—Goodwill

The following table sets forth the activity in goodwill from December 31, 2010, through September 30, 2011 (in thousands):

Goodwill
Balance as of December 31, 2010	$189,787
Translation adjustments	(401)

Balance as of September 30, 2011	$189,386

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Computer hardware	$118,831	$115,518
Computer software	251,518	232,657
Furniture and equipment	113,469	115,730
Leasehold improvements	114,329	116,241
Other	15,057	14,716

Property and equipment, cost	613,204	594,862
Accumulated depreciation	(506,780)	(491,211)

Property and equipment, net	$106,424	$103,651

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Payroll and benefits	$194,295	$153,329
Employee retirement obligations	84,342	80,716
Workers’ compensation	26,142	24,136
Payroll taxes	37,631	56,466

	$342,410	$314,647

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2011

Note F—Accrued Payroll Costs and Retirement Obligations (Continued)

Included in employee retirement obligations is the following (in thousands):

	September 30, 2011	December 31, 2010
Deferred compensation plan and other benefits related to the Company’s Chief Executive Officer	$70,563	$67,891

Note G—Commitments and Contingencies

On September 10, 2004, Plaintiff Mark Laffitte, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees. In addition, the Plaintiff seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. On September 18, 2006, the Court issued an order certifying a class with respect to claims for alleged unpaid overtime pay and related statutory penalties but denied certification with respect to claims relating to meal periods and rest time breaks. The Court has stayed the litigation until March 1, 2012. As disclosed in the Company’s prior filings, the litigation was previously stayed pending a decision by the California Supreme Court in a case titled Pellegrino, et al. v. Robert Half International Inc., which, as previously disclosed, the Company does not believe is a material pending legal proceeding. However, rulings by the California Supreme Court in Pellegrino or in Harris v. Superior Court, a case unrelated to the Company, may have a material adverse bearing on the Company’s position in this litigation. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the Company’s financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On February 23, 2011, Plaintiff Isabel Apolinario, on behalf of herself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees. In addition, the Plaintiff seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. The Court has stayed this case until March 1, 2012. As disclosed in the Company’s prior filings, the litigation was previously stayed pending decisions by the California Supreme Court in the Pellegrino and Harris cases referenced in the first paragraph of this Note G. Rulings by the California Supreme Court in Pellegrino or Harris may have a material adverse bearing on the Company’s position in this litigation. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the Company’s financial statements. The Company believes it has meritorious defenses to the allegations in this case, and the Company intends to vigorously defend against the litigation.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2011

Note G—Commitments and Contingencies (Continued)

On September 24, 2007, Plaintiff Van Williamson, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California were not provided meal periods, paid rest periods, and accurate itemized wage statements. It seeks one hour of wages for each employee for each meal and rest period missed during the statutory liability period. It also seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged failure to provide the meal and rest periods and accurate itemized wage statements. The allegations in the complaint are substantially similar to the allegations included in the complaint filed by Mark Laffitte described above. The Court stayed the litigation pending the California Supreme Court’s decisions in two cases unrelated to the Company: Brinker Restaurant Corp. v. Superior Court and Harris, a case referenced previously in this Note G. A ruling in the Harris case, the Brinker case, and/or the Pellegrino case referenced previously in this Note G, may have a material adverse bearing on the Company’s position in this litigation. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the Company’s financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On April 23, 2010, Plaintiffs David Opalinski and James McCabe, on behalf of themselves and a putative class of similarly situated Staffing Managers, filed a Complaint in the United States District Court for the District of New Jersey naming the Company and one of its subsidiaries as Defendants. The Complaint alleges that salaried Staffing Managers located throughout the U.S. have been misclassified as exempt from the Fair Labor Standards Act’s overtime pay requirements. Plaintiffs seek an unspecified amount for unpaid overtime on behalf of themselves and the class they purport to represent. Plaintiffs also seek an unspecified amount for statutory penalties, attorneys’ fees and other damages. On October 6, 2011, the Court granted the Company’s motion to compel arbitration of the Plaintiffs’ allegations. At this stage, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from these allegations and, accordingly, no amounts have been provided in the Company’s financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to vigorously defend against the allegations.

On May 13, 2011, Plaintiff Michael Merchant filed a complaint in California Superior Court naming a division of the Company as a Defendant. The complaint alleges certain technical violations of the California Labor Code regarding the presentation formatting of wage statements of certain current and former hourly employees and seeks an unspecified amount for penalties, attorneys’ fees, costs and expenses. The Company believes it has meritorious defenses to the allegations and has vigorously defended against the litigation. The parties to this action have entered into a verbal agreement that is expected to settle and resolve the claims included in the complaint. The actual settlement of the case is contingent upon the parties’ execution of a formal written settlement agreement approved by the Court. Based on the settlement terms contained in the verbal agreement between the parties, the Company has determined that this litigation is not currently a material legal proceeding. Accordingly, the Company does not presently intend to make disclosures regarding this case in its future Securities and Exchange Commission filings.

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2011

Note H—Stockholders’ Equity

Stock Repurchase Program. As of September 30, 2011, the Company is authorized to repurchase, from time to time, up to 6.4 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the nine months ended September 30, 2011 and 2010, are reflected in the following table (in thousands):

	Nine Months Ended September 30,
	2011	2010
Common stock repurchased (in shares)	5,021	2,961
Common stock repurchased	$134,026	$76,753

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. Repurchases of shares are funded with cash generated from operations. The number and the cost of employee stock plan repurchases made during the nine months ended September 30, 2011 and 2010, are reflected in the following table (in thousands):

	Nine Months Ended September 30,
	2011	2010
Employee stock plan repurchased (in shares)	216	250
Employee stock plan repurchased	$6,365	$6,435

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for the nine months ended September 30, 2011 and 2010 (consisting of stock option exercises and the purchase of shares for the treasury) is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.

Cash Dividends. The Company’s Board of Directors may at their discretion declare and pay dividends upon the shares of the Company’s stock either out of the Company’s retained earnings or capital surplus. The cash dividends declared during the nine months ended September 30, 2011 and 2010, are reflected in the following table:

	Nine Months Ended September 30,
	2011	2010
Cash dividends declared per share	$.42	$.39

Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus. As a result, the Company had no retained earnings as of September 30, 2011 and December 31, 2010.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2011

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

Note J—Net Income Per Share

The calculation of net income per share for the three and nine months ended September 30, 2011 and 2010 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic net income per share:
Net income	$44,168	$20,624	$107,298	$41,279
Income allocated to participating securities—basic	615	525	1,564	1,849

Net income available to common stockholders—basic	$43,553	$20,099	$105,734	$39,430

Basic weighted average shares	139,449	142,230	141,118	143,182
Basic net income per share	$.31	$.14	$.75	$.28
Diluted net income per share:
Net income	$44,168	$20,624	$107,298	$41,279
Income allocated to participating securities—diluted	612	525	1,558	1,849

Net income available to common stockholders—diluted	$43,556	$20,099	$105,740	$39,430

Basic weighted average shares	139,449	142,230	141,118	143,182
Dilutive effect of potential common shares	984	770	1,255	1,145

Diluted weighted average shares	140,433	143,000	142,373	144,327

Diluted net income per share	$.31	$.14	$.74	$.27

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2011

Note J—Net Income Per Share (Continued)

Potential common shares include the dilutive effect of stock options, unvested performance-based restricted stock, restricted stock which contain forfeitable rights to dividends, and stock units. The weighted average diluted common shares outstanding for the three and nine months ended September 30, 2011 and 2010, excludes the effect of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total number of anti-dilutive potential common shares	2,996	2,096	764	782

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2011

Note K—Business Segments (Continued)

The following table provides a reconciliation of revenue and operating income (loss) by reportable segment to consolidated results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net service revenues
Temporary and consultant staffing	$794,722	$661,178	$2,261,773	$1,879,661
Permanent placement staffing	79,064	57,177	227,331	161,949
Risk consulting and internal audit services	110,882	98,903	314,399	281,911

	$984,668	$817,258	$2,803,503	$2,323,521

Operating income (loss)
Temporary and consultant staffing	$61,196	$31,957	$145,507	$72,473
Permanent placement staffing	7,719	5,092	29,461	13,748
Risk consulting and internal audit services	3,171	113	2,607	(14,260)

	72,086	37,162	177,575	71,961
Amortization of intangible assets	39	46	118	362
Interest income, net	(148)	(153)	(598)	(321)

Income before income taxes	$72,195	$37,269	$178,055	$71,920

Note L—Subsequent Events

On November 2, 2011, the Company announced the following:

Quarterly dividend per share	$.14
Declaration date	11/2/2011
Record date	11/23/2011
Payment date	12/15/2011

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Goodwill Impairment. The Company assesses the impairment of goodwill annually in the second quarter, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance. The Company completed its annual goodwill impairment analysis as of June 30, 2011, and determined that no adjustment to the carrying value of goodwill was required. There were no events or changes in circumstances during the three months ended September 30, 2011, that caused the Company to perform an interim impairment assessment.

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

The Company’s reporting units are Accountemps, Robert Half Finance & Accounting, OfficeTeam, Robert Half Technology, Robert Half Management Resources and Protiviti, which had goodwill balances at September 30, 2011, of $127.4 million, $26.5 million, $0.0 million, $7.2 million, $0.0 million and $28.3 million, respectively, totaling $189.4 million. There were no changes to the Company’s reporting units or to the allocations of goodwill by reporting unit through September 30, 2011.

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

Testing Goodwill for Impairment. In August 2011, the FASB issued authoritative guidance which is intended to simplify how entities test goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This authoritative guidance is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material effect on its Financial Statements.

Results of Operations

Demand for the Company’s temporary and permanent placement staffing services and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Correspondingly, results of operations for the nine months ended September 30, 2011, were positively impacted by improving global economic conditions. Because of the inherent difficulty in predicting economic trends and the absence of material long-term contracts in any of our business units, future demand for the Company’s services cannot be forecasted with certainty. We expect total Company results to continue to be impacted by general macroeconomic conditions in 2011.

The Company’s temporary and permanent placement staffing services business has more than 350 offices in 42 states, the District of Columbia and 19 foreign countries, while Protiviti has 60 offices in 23 states and 13 foreign countries.

Because fluctuations in foreign currency exchange rates have an impact on the Company’s results, the Company provides selected growth percentages below on a constant-currency basis. Constant-currency percentages are calculated using as-reported amounts which have been retranslated using foreign currency exchange rates from the prior year’s comparable period.

Three months ended September 30, 2011 and 2010

Revenues. The Company’s revenues were $985 million for the three months ended September 30, 2011, increasing by 20% compared to $817 million for the three months ended September 30, 2010. Revenues from foreign operations represented 30% of total revenues for three months ended September 30, 2011, compared to 28% for the three months ended September 30, 2010. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. In the third quarter of 2011, revenues for all three of the Company’s reportable segments were up compared to the third quarter of 2010. Contributing factors for each reportable segment are discussed below in further detail.

Temporary and consultant staffing services revenues were $795 million for the three months ended September 30, 2011, increasing by 20% compared to revenues of $661 million for the three months ended September 30, 2010. On a constant-currency basis, temporary and consultant staffing services revenues increased 18% for the third quarter of 2011 compared to the third quarter of 2010. In the U.S., revenues in the third quarter of 2011 increased 17% compared to the third quarter of 2010. On a constant-currency basis, the Company’s revenues from foreign operations increased 19% in the third quarter of 2011 compared to the third quarter of 2010.

Permanent placement staffing revenues were $79 million for the three months ended September 30, 2011, increasing by 38% compared to revenues of $57 million for the three months ended September 30, 2010. On a constant-currency basis, permanent placement revenues increased 34% for the third quarter of 2011 compared to the third quarter of 2010. In the U.S., revenues in the third quarter of 2011 increased 44% compared to the third quarter of 2010. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue. On a constant-currency basis, the Company’s revenues from foreign operations increased 23% in the third quarter of 2011 compared to the third quarter of 2010.

Risk consulting and internal audit services revenues were $111 million for the three months ended September 30, 2011, increasing by 12% compared to revenues of $99 million for the three months ended September 30, 2010. On a constant-currency basis, risk consulting and internal audit services revenues increased 10% for the third quarter of 2011 compared to the third quarter of 2010. Contributing to the increase were the improved economic conditions in U.S. In the U.S., revenues in the third quarter of 2011 increased 14% compared to the third quarter of 2010. On a constant-currency basis, the Company’s revenues from foreign operations decreased 1% in the third quarter of 2011 compared to the third quarter of 2010.

Gross Margin. The Company’s gross margin dollars were $392 million for the three months ended September 30, 2011, increasing by 27% compared to $309 million for the three months ended September 30, 2010. In the third quarter of 2011, gross margin dollars for all three of the Company’s reportable segments were up compared to the third quarter of 2010. Gross margin as a percentage of revenues increased for the Company’s temporary and consultant staffing services segment and for the risk consulting and internal audit services division on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $282 million for the three months ended September 30, 2011, increasing by 25% compared to $225 million for the three months ended September 30, 2010. On a constant-currency basis, temporary and consultant staffing services gross margin dollars increased 23% for the third quarter of 2011 compared to the third quarter of 2010. As a percentage of revenues, gross margin for temporary and consultant staffing services was 35.5% in the third quarter of 2011, up from 34.1% in the third quarter of 2010. The higher temporary and consultant gross margin percentage is primarily the result of higher bill rates and higher conversion revenues. Conversion revenues are earned when a temporary position converts to a permanent position. As there are no direct costs related to conversion revenues, the gross margin percentage is favorably impacted as the mix of conversion revenues increase.

Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $79 million for the three months ended September 30, 2011, increasing by 38% compared to $57 million for the three months ended September 30, 2010. On a constant-currency basis, permanent placement gross margin dollars increased 34% for the third quarter of 2011 compared to the third quarter of 2010. Because reimbursable expenses for permanent placement staffing services are de minimis, the increase in gross margin dollars is substantially explained by the increase in revenues previously discussed.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $31 million for the three months ended September 30, 2011, increasing by 14% compared to $27 million for the three months ended September 30, 2010. On a constant-currency basis, risk consulting and internal audit gross margin dollars increased 13% for the third quarter of 2011 compared to the third quarter of 2010. As a percentage of revenues, gross margin for risk consulting and internal audit services was 27.5% in the third quarter of 2011, up from 27.0% in the third quarter of 2010. The year-over-year margin increase is primarily due to leverage gained from higher revenues, coupled with higher staff utilization levels.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses were $320 million for the three months ended September 30, 2011, increasing by 18% compared to $272 million for the three months ended September 30, 2010. As a percentage of revenues, the Company’s selling, general and administrative expenses were 32.5% for the third quarter of 2011, down from 33.3% for the third quarter of 2010. For the third quarter of 2011 compared to the third quarter of 2010, selling, general and administrative expenses increased for all three of the Company’s reportable segments. Selling, general and administrative expenses as a percentage of revenues decreased for all three of the Company’s reportable segments in the third quarter of 2011 compared to the third quarter of 2010. Contributing factors for each reportable segment are discussed below in further detail.

Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $221 million for the three months ended September 30, 2011, up 14% from $193 million for the three months ended September 30, 2010. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 27.8% in the third quarter of 2011, down from 29.2% in the third quarter of 2010. For the third quarter of 2011 compared to the third quarter of 2010, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to the higher operating leverage obtained by higher revenues.

Selling, general and administrative expenses for the Company’s permanent placement staffing division were $72 million for the three months ended September 30, 2011, increasing by 37% compared to $52 million for the three months ended September 30, 2010. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 90.2% in the third quarter of 2011, down from 91.1% in the third quarter of 2010. For the third quarter of 2011 compared to the third quarter of 2010, improved leverage in general and administrative expenses, as a result of higher revenue, drove the overall decrease as a percentage of revenues.

Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $27 million for the three months ended September 30, 2011, which remained flat compared to $27 million for the three months ended September 30, 2010. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 24.6% in the third quarter of 2011, down from 26.9% compared to the third quarter of 2010. For the third quarter of 2011 compared to the third quarter of 2010, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to lower variable overhead, administrative compensation and fixed overhead as a percentage of revenue.

Operating Income. The Company’s total operating income was $72 million, or 7.3% of revenues, for the three months ended September 30, 2011, increasing by 94% from $37 million, or 4.5% of revenues, for the three months ended September 30, 2010. For the Company’s temporary and consultant staffing services division, operating income was $61 million, or 7.7% of applicable revenues, up from $32 million, or 4.8% of applicable revenues, in the third quarter of 2010. For the Company’s permanent placement staffing division, operating income was $8 million, or 9.8% of applicable revenues, up from an operating income of $5 million, or 8.9% of applicable revenues, in the third quarter of 2010. For the Company’s risk consulting and internal audit services division, operating income was $3 million, or 2.9% of applicable revenues, up from an operating income of $0.1 million, or 0.1% of applicable revenues, in the third quarter of 2010.

Provision for income taxes. The provision for income taxes was 39% and 45%, as a percentage of income before income taxes, for the three months ended September 30, 2011 and 2010, respectively. The decrease is due primarily to the impact of permanent non-deductible tax items, which became less significant relative to the Company’s improved financial results.

Nine months ended September 30, 2011 and 2010

Revenues. The Company’s revenues were $2.8 billion for the nine months ended September 30, 2011, increasing by 21% compared to $2.3 billion for the nine months ended September 30, 2010. Revenues from foreign operations represented 30% and 28% of total revenues for the nine months ended September 30, 2011 and 2010, respectively. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services. In the first three quarters of 2011, revenues for all three of the Company’s reportable segments were up compared to the first three quarters of 2010. Contributing factors for each reportable segment are discussed below in further detail.

Temporary and consultant staffing services revenues were $2.3 billion for the nine months ended September 30, 2011, increasing by 20% compared to revenues of $1.9 billion for the nine months ended September 30, 2010. On a constant-currency basis, temporary and consultant staffing services revenues increased 18% for the first three quarters of 2011 compared to the first three quarters of 2010. In the U.S., revenues in the first three quarters of 2011 increased 17% compared to the first three quarters of 2010. For the Company’s foreign operations, constant-currency revenues in the first three quarters of 2011 increased 21% compared to the first three quarters of 2010.

Permanent placement revenues were $227 million for the nine months ended September 30, 2011, increasing by 40% compared to revenues of $162 million for the nine months ended September 30, 2010. On a constant-currency basis, permanent placement revenues increased 36% for the first three quarters of 2011 compared to the first three quarters of 2010. In the U.S., revenues in the first three quarters of 2011 increased 44% compared to the first three quarters of 2010. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue. For the Company’s foreign operations, constant-currency revenues in the first three quarters of 2011 increased 27% compared to the first three quarters of 2010.

Risk consulting and internal audit services revenues were $314 million for the nine months ended September 30, 2011, increasing by 12% compared to revenues of $282 million for the nine months ended September 30, 2010. On a constant-currency basis, risk consulting and internal audit services revenues increased 9% for the first three quarters of 2011 compared to the first three quarters of 2010. Contributing to the increase was higher demand in U.S. In the U.S., revenues in the first three quarters of 2011 increased 13% compared to the first three quarters of 2010. For the Company’s foreign operations, constant-currency revenues in the first three quarters of 2011 increased 1% compared to the first three quarters of 2010.

Gross Margin. The Company’s gross margin dollars were $1.1 billion for the nine months ended September 30, 2011, up from $867 million for the nine months ended September 30, 2010. For the first three quarters of 2011 compared to the first three quarters of 2010, gross margin dollars increased for all three of the Company’s reportable segments. Gross margin as a percentage of revenues increased for the Company’s temporary and consultant staffing services division and risk consulting and internal audit services division on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $792 million for the nine months ended September 30, 2011, increasing by 24% compared to $638 million for the nine months ended September 30, 2010. On a constant-currency basis, temporary and consultant staffing services gross margin dollars increased 22% for the first three quarters of 2011 compared to the first three quarters of 2010. As a percentage of revenues, gross margin for temporary and consultant staffing services was 35.0% in the first three quarters of 2011, up from 33.9% in the first three quarters of 2010. The year over year gross margin improvement was driven by higher pay/bill spreads and higher conversion revenues. Pay/bill spreads represent the differential between wages paid to temporary employees and amounts billed to clients. Conversion revenues are earned when a temporary position converts to a permanent position. As there are no direct costs related to conversion revenues, the gross margin percentage is favorably impacted as the mix of conversion revenues increase.

Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $227 million for the nine months ended September 30, 2011, increasing by 40% compared to $162 million for the nine months ended September 30, 2010. On a constant-currency basis, permanent placement gross margin dollars increased 36% for the first three quarters of 2011 compared to the first three quarters of 2010. Because reimbursable expenses for permanent placement staffing services are de minimis, the increase in gross margin dollars is substantially explained by the increase in revenues previously discussed.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $83 million for the nine months ended September 30, 2011, increasing by 24% compared to $67 million for the nine months ended September 30, 2010. On a constant-currency basis, risk consulting and internal audit gross margin dollars increased 22% for the first three quarters of 2011 compared to the first three quarters of 2010. As a percentage of revenues, gross margin for risk consulting and internal audit services was 26.6% in for the first three quarters of 2011, up from 23.9% in the first three quarters of 2010. The year-over-year margin increase is primarily due to higher revenue, coupled with higher staff utilization levels.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses were $925 million for the nine months ended September 30, 2011, increasing by 16% compared to $795 million for the nine months ended September 30, 2010. As a percentage of revenues, the Company’s selling, general and administrative expenses were 33.0% for the first three quarters of 2011, down from 34.2% for the first three quarters of 2010. For the first three quarters of 2011 compared to the first three quarters of 2010, selling, general and administrative expenses increased for the Company’s temporary and consultant staffing services and permanent placement staffing divisions and decreased for the Company’s risk consulting and internal audit services division. Selling, general and administrative expenses as a percentage of revenues decreased for all three of the Company’s reportable segments in the first three quarters of 2011 compared to the first three quarters of 2010. Contributing factors for each reportable segment are discussed below in further detail.

Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $646 million for the nine months ended September 30, 2011, up 14% from $565 million for the nine months ended September 30, 2010. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 28.6% in the first three quarters of 2011, down from 30.1% in the first three quarters of 2010. For the first three quarters of 2011 compared to the first three quarters of 2010, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to the higher operating leverage obtained by higher revenues.

Selling, general and administrative expenses for the Company’s permanent placement staffing division were $198 million for the nine months ended September 30, 2011, increasing by 34% compared to $148 million for the nine months ended September 30, 2010. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 87.0% in the first three quarters of 2011, down from 91.5% in the first three quarters of 2010. For the first three quarters of 2011 compared to the first three quarters of 2010, improved leverage in general and administrative expenses, as a result of higher revenue, drove the overall decrease as a percentage of revenues.

Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $81 million for the nine months ended September 30, 2011, decreasing by 1% compared to $82 million for the nine months ended September 30, 2010. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 25.7% in the first three quarters of 2011, down from 29.0% in the first three quarters of 2010. For the first three quarters of 2011 compared to the first three quarters of 2010, decreases as a percentage of revenues for fixed overhead and variable overhead drove the overall decrease.

Operating Income. The Company’s total operating income was $178 million, or 6.3% of revenues, for the nine months ended September 30, 2011, increasing by 147% from $72 million, or 3.1% of revenues, for the nine months ended September 30, 2010. For the Company’s temporary and consultant staffing services division, operating income was $146 million, or 6.4% of applicable revenues, up from $72 million, or 3.9% of applicable revenues, in the first three quarters of 2010. For the Company’s permanent placement staffing division, operating income was $29 million, or 13.0% of applicable revenues, up from operating income of $14 million, or 8.5% of applicable revenues, in the first three quarters of 2010. For the Company’s risk consulting and internal audit services division, operating income was $3 million, or 0.8% of applicable revenues, up from an operating loss of $14 million, or negative 5.1% of applicable revenues, in the first three quarters of 2010.

Provision for income taxes. The provision for income taxes was 40% and 43%, as a percentage of income before income taxes, for the nine months ended September 30, 2011 and 2010, respectively. The decrease is due primarily to the impact of permanent non-deductible tax items, which became less significant relative to the Company’s improved financial results.

Liquidity and Capital Resources

The change in the Company’s liquidity during the nine months ended September 30, 2011 and 2010 is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and payment of dividends.

Cash and cash equivalents were $243 million and $311 million at September 30, 2011 and 2010, respectively. Operating activities provided $160 million during the nine months ended September 30, 2011, which was more than offset by $47 million and $184 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $101 million during the nine months ended September 30, 2010, which was more than offset by $23 million and $134 million of net cash used in investing activities and financing activities, respectively.

Operating activities—Net cash provided by operating activities for the nine months ended September 30, 2011, was comprised of net income of $107 million, adjusted for non-cash items of $73 million, and offset by changes in working capital of $20 million. Net cash provided by operating activities for the nine months ended September 30, 2010, was composed of net income of $41 million, adjusted for non-cash items of $75 million, and net cash provided by changes in working capital of $15 million.

Investing activities—Net cash used in investing activities for the nine months ended September 30, 2011, was $47 million. This was comprised of capital expenditures of $42 million and deposits to trusts for employee benefits and retirement plans of $5 million. Cash used in investing activities for the nine months ended September 30, 2010, was $23 million. This was composed of capital expenditures of $22 million and deposits to trusts for employee benefits and retirement plans of $1 million.

Financing activities—Net cash used in financing activities for the nine months ended September 30, 2011, was $184 million. This included repurchases of $140 million in common stock and $60 million in cash dividends to stockholders, offset by proceeds of $15 million from exercises of stock options and $1 million in excess tax benefits from stock-based compensation. Cash used in financing activities for the nine months ended

September 30, 2010, was $134 million. This included repurchases of $83 million in common stock and $58 million in cash dividends to stockholders, offset by proceeds of $6 million from exercise of stock options and $1 million in excess tax benefits from stock-based compensation.

As of September 30, 2011, the Company is authorized to repurchase, from time to time, up to 6.4 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the nine months ended September 30, 2011 and 2010, the Company repurchased 5.0 million shares and 3.0 million shares of common stock on the open market for a total cost of $134 million and $77 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During both the nine months ended September 30, 2011 and the nine months ended September 30, 2010, such repurchases totaled 0.2 million shares, at a cost of $6 million. Repurchases of shares have been funded with cash generated from operations.

The Company’s working capital at September 30, 2011, included $243 million in cash and cash equivalents. The Company’s working capital requirements relate primarily to accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short- and long-term basis. However, continued or increased volatility and disruption in the global capital and credit markets could negatively impact the Company’s business operations and therefore its liquidity and ability to meet working capital needs.

On November 2, 2011, the Company announced a quarterly dividend of $.14 per share to be paid to all shareholders of record as of November 23, 2011. The dividend will be paid on December 15, 2011.

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

For the nine months ended September 30, 2011, approximately 30% of the Company’s revenues were generated outside of the U.S. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, and Euro, have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

The Company’s prior filings contained disclosure regarding a complaint filed in California Superior Court by Mark Laffitte, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers based in California. The Court has stayed the litigation until March 1, 2012. As disclosed in the Company’s prior filings, the litigation was previously stayed pending a decision by the California Supreme Court in a case titled Pellegrino, et al. v. Robert Half International Inc. As previously reported by the Company, the Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

The Company’s prior filings contained disclosure regarding a complaint filed in California Superior Court by Isabel Apolinario, on behalf of herself and a putative class of salaried Account Executives and Staffing Managers based in California. The Court has stayed this case until March 1, 2012. As disclosed in the Company’s prior filings, the litigation was previously stayed pending decisions by the California Supreme Court in the Pellegrino case referenced in the prior paragraph and in Harris v. Superior Court, a case unrelated to the Company. As previously reported by the Company, the Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On April 23, 2010, Plaintiffs David Opalinski and James McCabe, on behalf of themselves and a putative class of similarly situated Staffing Managers, filed a Complaint in the United States District Court for the District of New Jersey naming the Company and one of its subsidiaries as Defendants. The Complaint alleges that salaried Staffing Managers located throughout the U.S. have been misclassified as exempt from the Fair Labor Standards Act’s overtime pay requirements. Plaintiffs seek an unspecified amount for unpaid overtime on behalf of themselves and the class they purport to represent. Plaintiffs also seek an unspecified amount for statutory penalties, attorneys’ fees and other damages. On October 6, 2011, the Court granted the Company’s motion to compel arbitration of the Plaintiffs’ allegations. At this stage, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from these allegations, and accordingly, no amounts have been provided in the Company’s financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to vigorously defend against the allegations.

On May 13, 2011, Plaintiff Michael Merchant filed a complaint in California Superior Court naming a division of the Company as a Defendant. The complaint alleges certain technical violations of the California Labor Code regarding the presentation formatting of wage statements of certain current and former hourly employees and seeks an unspecified amount for penalties, attorneys’ fees, costs and expenses. The Company believes it has meritorious defenses to the allegations and has vigorously defended against the litigation. The parties to this action have entered into a verbal agreement that is expected to settle and resolve the claims included in the complaint. The actual settlement of the case is contingent upon the parties’ execution of a formal written settlement agreement approved by the Court. Based on the settlement terms contained in the verbal agreement between the parties, the Company has determined that this litigation is not currently a material legal proceeding. Accordingly, the Company does not presently intend to make disclosures regarding this case in its future Securities and Exchange Commission filings.

There have been no material developments with regard to the other legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 and its quarterly reports on Form 10-Q for the fiscal quarters ended March 31, 2011 and June 30, 2011.

ITEM 1A.	Risk Factors

There have not been any material changes with regard to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010, and its quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2011.

ITEM	2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (c)
July 1, 2011 to July 31, 2011	166,432	(a)	$27.44	143,731	8,291,335
August 1, 2011 to August 31, 2011	1,527,829		$23.47	1,527,829	6,763,506
September 1, 2011 to September 30, 2011	392,676	(b)	$21.44	391,665	6,371,841

Total July 1, 2011 to September 30, 2011	2,086,937			2,063,225

(a)	Includes 22,701 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(b)	Includes 1,011 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(c)	Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 88,000,000 shares have been authorized for repurchase of which 81,628,159 shares have been repurchased as of September 30, 2011.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

3.2	By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.1	Part I, Item 1 of this Form 10-Q formatted in XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: November 3, 2011