Form 10-K
period 2011-12-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2012-02-17
CIK 315213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company. ☐  Yes    ☒  No

As of June 30, 2011, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $3,734,462,097 based on the closing sale price on that date. This amount excludes the market value of 6,714,839 shares of Common Stock directly or indirectly held by registrant’s directors and officers and their affiliates.

As of January 31, 2012, there were 142,142,847 outstanding shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be mailed to stockholders in connection with the registrant’s annual meeting of stockholders, scheduled to be held in May 2012, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

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

OfficeTeam

The Company’s OfficeTeam division, which commenced operations in 1991, places temporary and full-time office and administrative personnel, ranging from word processors to office managers. OfficeTeam operates in much the same fashion as the Accountemps division.

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

Marketing and Recruiting

The Company markets its staffing services to clients as well as employment candidates. Local marketing and recruiting are generally conducted by each office or related group of offices. Local advertising directed to clients and employment candidates consists of radio, websites, social media, job banks and trade shows. Direct marketing through e-mail, regular mail and telephone solicitation also constitutes a significant portion of the Company’s total advertising. National advertising conducted by the Company consists primarily of radio and of print advertisements in national newspapers, magazines and trade journals. Additionally, the Company has expanded its use of job boards in all aspects of sales and recruitment. Joint marketing arrangements have been entered into with major software manufacturers and typically provide for development of proprietary skills tests, cooperative advertising, joint mailings and similar promotional activities. The Company also actively seeks endorsements and affiliations with professional organizations in the business management, office administration and professional secretarial fields. The Company also conducts public relations activities designed to enhance public recognition of the Company and its services. Local employees are encouraged to be active in civic organizations and industry trade groups.

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

Organization

Management of the Company’s staffing operations is coordinated from its headquarters facilities in Menlo Park and San Ramon, California. The Company’s headquarters provides support and centralized services to its offices in the administrative, marketing, public relations, accounting, training and legal areas, particularly as it relates to the standardization of the operating procedures of its offices. As of December 31, 2011, the Company conducted its staffing services operations through more than 350 offices in 42 states, the District of Columbia and 19 foreign countries. Office managers are responsible for most activities of their offices, including sales, local advertising and marketing and recruitment.

The day-to-day operations of Protiviti are managed by a chief executive officer and a senior management team with operational and administrative support provided by individuals located in San Ramon and Menlo Park, California. As of December 31, 2011, Protiviti had 60 offices in 23 states and 13 foreign countries.

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

Employees

The Company has approximately 11,300 full-time employees, including approximately 2,300 engaged directly in Protiviti operations. In addition, the Company placed approximately 188,000 temporary employees on assignments with clients during 2011. Employees placed by the Company on assignment with clients are the Company’s employees for all purposes while they are working on assignments. The Company pays the related costs of employment, such as workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company provides access to voluntary health insurance coverage to interested temporary employees.

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

Item 1A.    Risk Factors

The Company’s business prospects are subject to various risks and uncertainties that impact its business. The most important of these risks and uncertainties are as follows:

The global economic crisis may continue to harm the Company’s business and financial condition.    The world economy may continue in a prolonged economic downturn characterized by high unemployment, limited availability of credit and decreased consumer and business spending. Given the nature of the Company’s business, financial results could be significantly harmed should such a prolonged downturn occur. In the past, the Company’s business has suffered during periods of high unemployment as demand for staffing services tends to significantly decrease during such periods. This impact on the Company’s business could be further dramatized given the unprecedented impact it has had and may continue to have on the global labor markets. In addition, the impact of the economic crisis could harm the Company’s financial condition. At December 31, 2011, the Company had approximately $279 million in cash and cash equivalents. The Company has historically invested these amounts in U.S. treasuries and government agencies, bank deposits, corporate debt, money market funds, commercial paper and municipal bonds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. These risks associated with the Company’s investment portfolio may negatively impact the Company’s financial condition.

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

The Company and certain subsidiaries are defendants in several lawsuits alleging various wage and hour related claims that could cause the Company to incur substantial liabilities.    The Company and certain subsidiaries are defendants in several actual or asserted class and representative action lawsuits brought by or on behalf of the Company’s current and former employees alleging violations of federal and state law with respect to certain wage and hour related matters. The various claims made in one or more of such lawsuits include, among other things, the misclassification of certain employees as exempt employees under applicable law, failure to comply with wage statement requirements and other related wage and hour violations. Such suits seek, as applicable, unspecified amounts for unpaid overtime compensation, penalties, and other damages, as well as attorneys’ fees. It is not possible to predict the outcome of these lawsuits. However, these lawsuits may consume substantial amounts of the Company’s financial and managerial resources and might result in adverse publicity, regardless of the ultimate outcome of the lawsuits. In addition, the Company and its subsidiaries may become subject to similar lawsuits in the same or other jurisdictions. An unfavorable outcome with respect to these lawsuits and any future lawsuits could, individually or in the aggregate, cause the Company to incur substantial liabilities that may have a material adverse effect upon the Company’s business, financial condition or results of operations. In addition, an unfavorable outcome in one or more of these cases could cause the Company to change its compensation plans for its employees, which could have a material adverse effect upon the Company’s business.

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

The Company’s business is subject to extensive government regulation and a failure to comply with regulations could harm its business.    The Company’s business is subject to regulation or licensing in many states and in certain foreign countries. While the Company has had no material difficulty complying with regulations in the past, there can be no assurance that the Company will be able to continue to obtain all necessary licenses or approvals or that the cost of compliance will not prove to be material. Any inability of the Company to comply with government regulation or licensing requirements could materially adversely affect the Company. In addition, the Company’s temporary services business entails employing individuals on a temporary basis and placing such individuals in clients’ workplaces. Increased government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could materially adversely affect the Company. In addition, to the extent that government regulation imposes increased costs upon the Company, such as unemployment insurance taxes, there can be no assurance that such costs will not adversely impact the Company’s profit margins.

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

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties

The Company’s headquarters operations are located in Menlo Park and San Ramon, California. As of December 31, 2011, placement activities were conducted through more than 350 offices located in the United States, Canada, the United Kingdom, Belgium, Brazil, France, the Netherlands, Germany, the Czech Republic, Italy, Luxembourg, Switzerland, Japan, China, Singapore, Australia, New Zealand, Austria, the United Arab

Emirates, and Chile. As of December 31, 2011, Protiviti had 60 offices in the United States, Canada, Australia, China, France, Germany, Italy, the Netherlands, Japan, Singapore, South Korea, India, the United Kingdom, and Spain. All of the offices are leased.

Item 3.    Legal Proceedings

On September 10, 2004, Plaintiff Mark Laffitte, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees. In addition, the Plaintiff seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. On September 18, 2006, the Court issued an order certifying a class with respect to claims for alleged unpaid overtime pay and related statutory penalties but denied certification with respect to claims relating to meal periods and rest time breaks. The Court has stayed the litigation until March 1, 2012. A ruling by the California Supreme Court in a case titled Pellegrino, et al. v. Robert Half International Inc., which, as previously disclosed, the Company does not believe is a material pending legal proceeding, may have a material adverse bearing on the Company’s position in this litigation. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the Company’s financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On February 23, 2011, Plaintiff Isabel Apolinario, on behalf of herself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees. In addition, the Plaintiff seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. The Court has stayed this case until March 1, 2012. A ruling by the California Supreme Court in the Pellegrino case referenced in the first paragraph of this Item 3 may have a material adverse bearing on the Company’s position in this litigation. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the Company’s financial statements. The Company believes it has meritorious defenses to the allegations in this case, and the Company intends to continue to vigorously defend against the litigation.

On September 24, 2007, Plaintiff Van Williamson, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California were not provided meal periods, paid rest periods, and accurate itemized wage statements. It seeks one hour of wages for each employee for each meal and rest period missed during the statutory liability period. It also seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged failure to provide the meal and rest periods and accurate itemized wage statements. The allegations in the complaint are substantially similar to the allegations included in the complaint filed by Mark Laffitte described above. This litigation is stayed pending the California Supreme Court’s decision in Brinker Restaurant Corp. v. Superior Court, a case unrelated to the Company. A ruling in the Brinker case and/or the Pellegrino case referenced previously in this Item 3, may have a material adverse bearing on the Company’s position in this litigation. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the Company’s financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On April 23, 2010, Plaintiffs David Opalinski and James McCabe, on behalf of themselves and a putative class of similarly situated Staffing Managers, filed a Complaint in the United States District Court for the District of New Jersey naming the Company and one of its subsidiaries as Defendants. The Complaint alleges that salaried Staffing Managers located throughout the U.S. have been misclassified as exempt from the Fair Labor Standards Act’s overtime pay requirements. Plaintiffs seek an unspecified amount for unpaid overtime on behalf of themselves and the class they purport to represent. Plaintiffs also seek an unspecified amount for statutory penalties, attorneys’ fees and other damages. On October 6, 2011, the Court granted the Company’s motion to compel arbitration of the Plaintiffs’ allegations. At this stage, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from these allegations and, accordingly, no amounts have been provided in the Company’s financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the allegations.

The Company is involved in a number of other lawsuits arising in the ordinary course of business. While management does not expect any of these other matters to have a material adverse effect on the Company’s business, financial condition or results of operations, litigation is subject to certain inherent uncertainties.

Item 4.    Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price, Dividends and Related Matters

The Company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “RHI”. On January 31, 2012, there were 3,158 holders of record of the Common Stock.

Following is a list by fiscal quarters of the sales prices of the stock:

	Sales Prices
2011	High	Low
4th Quarter	$28.74	$20.15
3rd Quarter	$30.16	$19.69
2nd Quarter	$31.83	$25.44
1st Quarter	$34.26	$29.09

	Sales Prices
2010	High	Low
4th Quarter	$31.04	$25.05
3rd Quarter	$26.50	$21.16
2nd Quarter	$32.25	$22.51
1st Quarter	$31.76	$25.86

Cash dividends of $.14 per share were declared and paid in each quarter of 2011. Cash dividends of $.13 per share were declared and paid in each quarter of 2010.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (b)
October 1, 2011 to October 31, 2011	—		—	—	6,371,841
November 1, 2011 to November 30, 2011	100,000		$24.11	100,000	6,271,841
December 1, 2011 to December 31, 2011	990,453	(a)	$28.03	186,488	6,085,353

Total October 1, 2011 to December 31, 2011	1,090,453			286,488

(a)	Includes 803,965 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(b)	Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 88,000,000 shares have been authorized for repurchase of which 81,914,647 have been repurchased as of December 31, 2011.

The remainder of the information required by this item is incorporated by reference to Part III, Item 12 of this Form 10-K.

Stock Performance Graph

The following graph compares, through December 31, 2011, the cumulative total return of the Company’s Common Stock, an index of certain publicly traded employment services companies, and the S&P 500. The graph assumes the investment of $100 at the beginning of the period depicted in the chart and reinvestment of all dividends. The information presented in the graph was obtained by the Company from outside sources it considers to be reliable but has not been independently verified by the Company.

(a)	This index represents the cumulative total return of the Company and the following corporations providing temporary or permanent employment services: CDI Corp.; Kelly Services, Inc.; ManpowerGroup; and SFN Group Inc./Randstad Holdings NV. Effective September 2, 2011, SFN Group Inc. was acquired by Netherlands-based Randstad Holdings NV. Accordingly, this index reflects the performance of SFN Group prior to such acquisition and the performance of Randstad Holdings thereafter.

Item 6.	Selected Financial Data

The selected five-year financial data presented below should be read in conjunction with the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Company’s Consolidated Financial Statements and the Notes thereto contained in Item 8. Financial Statements and Supplementary Data.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Income Statement Data:
Net service revenues	$3,776,976	$3,175,093	$3,036,547	$4,600,554	$4,645,666
Direct costs of services, consisting of payroll, payroll taxes, insurance costs and reimbursable expenses	2,287,374	1,981,060	1,932,868	2,686,983	2,667,838

Gross margin	1,489,602	1,194,033	1,103,679	1,913,571	1,977,828
Selling, general and administrative expenses	1,240,184	1,079,033	1,036,899	1,496,839	1,497,957
Amortization of intangible assets	153	411	1,460	2,617	2,594
Interest income, net	(951)	(579)	(1,443)	(5,161)	(13,127)

Income before income taxes	250,216	115,168	66,763	419,276	490,404
Provision for income taxes	100,294	49,099	29,500	169,095	194,192

Net income	$149,922	$66,069	$37,263	$250,181	$296,212

Net income available to common stockholders	$147,772	$63,729	$35,067	$242,744	$288,763

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Net Income Per Share:
Basic	$1.05	$.45	$.24	$1.60	$1.81
Diluted	$1.04	$.44	$.24	$1.59	$1.78
Shares:
Basic	140,479	142,833	145,912	151,607	159,767
Diluted	141,790	144,028	146,611	152,528	162,568
Cash Dividends Declared Per Share	$.56	$.52	$.48	$.44	$.40

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Goodwill and other intangible assets, net	$189,473	$190,006	$189,728	$189,382	$195,143
Total assets	$1,311,836	$1,273,984	$1,283,535	$1,411,850	$1,450,298
Long-term debt financing	$1,545	$1,656	$1,779	$1,892	$3,753
Stockholders’ equity	$800,505	$834,371	$899,810	$983,888	$984,049

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information contained in Management’s Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the Company’s future operating results or financial positions. These statements may be identified by words such as “estimate”, “forecast”, “project”, “plan”, “intend”, “believe”, “expect”, “anticipate”, or variations or negatives thereof or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. These risks and uncertainties include, but are not limited to, the following: the global financial and economic situation; changes in levels of unemployment and other economic conditions in the United States or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of candidates for temporary employment or the Company’s ability to attract candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company’s services, on the Company’s ability to maintain its margins; the possibility of the Company incurring liability for its activities, including the activities of its temporary employees, or for events impacting its temporary employees on clients’ premises; the possibility that adverse publicity could impact the Company’s ability to attract and retain clients and candidates; the success of the Company in attracting, training, and retaining qualified management personnel and other staff employees; the Company’s ability to comply with governmental regulations affecting personnel services businesses in particular or employer/employee relationships in general; whether there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; the Company’s reliance on short-term contracts for a significant percentage of its business; litigation relating to prior or current transactions or activities, including litigation that may be disclosed from time to time in the Company’s SEC filings; the ability of the Company to manage its international operations and comply with foreign laws and regulations; the impact of fluctuations in foreign currency exchange rates; the possibility that the additional costs the Company will incur as a result of health care reform legislation may have a material adverse effect on the Company’s profit margins or the demand for the Company’s services; the possibility that the additional costs the Company will incur as a result of other government legislation or regulations may have a material adverse effect on the Company’s profit margins or the demand for the Company’s services; the possibility that the Company’s computer and communications hardware and software systems could be damaged or their service interrupted; and the possibility that the Company may fail to maintain adequate financial and management controls and as a result suffer errors in its financial reporting. Additionally, with respect to Protiviti, other risks and uncertainties include the fact that future success will depend on its ability to retain employees and attract clients; there can be no assurance that there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; failure to produce projected revenues could adversely affect financial results; and there is the possibility of involvement in litigation relating to prior or current transactions or activities. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results. Further information regarding these and other risks and uncertainties is contained in Item 1A. “Risk Factors.”

Critical Accounting Policies and Estimates

As described below, the Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments.

Accounts Receivable Allowances.    The Company maintains allowances for estimated losses resulting from (i) the inability of its customers to make required payments, (ii) temporary placement sales adjustments, and (iii) permanent placement candidates not remaining with the client through the 90-day guarantee period, commonly referred to as “fall offs”. The Company establishes these allowances based on its review of customers’ credit profiles, historical loss statistics and current trends. The adequacy of these allowances is reviewed each reporting period. Historically, the Company’s actual losses and credits have been consistent with these allowances. As a percentage of gross accounts receivable, the Company’s accounts receivable allowances totaled 4.4% and 4.8% as of December 31, 2011 and 2010, respectively. As of December 31, 2011, a five-

percentage point deviation in the Company’s accounts receivable allowances balance would have resulted in an increase or decrease in the allowance of $1.1 million. Although future results cannot always be predicted by extrapolating past results, management believes that it is reasonably likely that future results will be consistent with historical trends and experience. However, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or if unexpected events or significant future changes in trends were to occur, additional allowances may be required.

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

The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. Valuation allowances of $36.3 million and $31.0 million were recorded as of December 31, 2011 and 2010, respectively. The valuation allowances recorded related primarily to net operating losses in certain foreign operations. If such losses are ultimately utilized to offset future operating income, the Company will recognize a tax benefit up to the full amount of the valuation reserve.

While management believes that its judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may materially affect the future financial results of the Company.

Goodwill Impairment.    The Company assesses the impairment of goodwill annually in the second quarter, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance. The Company completed its annual goodwill impairment analysis as of June 30, 2011, and determined that no adjustment to the carrying value of goodwill was required. There were no events or changes in circumstances during the six months ended December 31, 2011 that caused the Company to perform an interim impairment assessment.

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

The Company’s reporting units are Accountemps, Robert Half Finance & Accounting, OfficeTeam, Robert Half Technology, Robert Half Management Resources and Protiviti, which had goodwill balances at December 31, 2011, of $127.4 million, $26.5 million, $0.0 million, $7.2 million, $0.0 million and $28.3 million, respectively, totaling $189.4 million. There were no changes to the Company’s reporting units or to the allocations of goodwill by reporting unit for the year ended December 31, 2011.

The goodwill impairment assessment is based upon a discounted cash flow analysis. The estimate of future cash flows is based upon, among other things, a discount rate and certain assumptions about expected future operating performance. The discount rate for all reporting units was determined by management based on estimates of risk free interest rates, beta and market risk premiums. The discount rate used was compared to the rate published in various third party research reports, which indicated that the rate was within a range of reasonableness. The primary assumptions related to future operating performance include revenue growth rates and profitability levels. In addition, the impairment assessment requires that management make certain judgments in allocating shared assets and liabilities to the balance sheets of the reporting units. Solely for purposes of establishing inputs for the fair value calculations described above related to its annual goodwill impairment testing, the Company made the following assumptions. The Company assumed that year-to-date trends through the date of the last assessment would continue for all reporting units through 2011, using unique assumptions for each reporting unit. In addition, the Company applied profitability assumptions consistent with each reporting unit’s historical trends at various revenue levels and, for years 2013 and beyond, used a 5% growth factor to calculate the terminal value at the end of ten years for each unit. This rate is comparable to the Company’s most recent ten-year annual compound revenue growth rate. In its most recent calculation, the Company used a 9.5% discount rate, which is slightly lower than the 9.6% discount rate used for the Company’s test during the second quarter of 2010.

In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, the Company applied hypothetical decreases to the fair values of each reporting unit. The Company determined that hypothetical decreases in fair value of at least 70% would be required before any reporting unit would have a carrying value in excess of its fair value.

Given the current economic environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the Company’s estimates and assumptions made for purposes of the Company’s goodwill impairment testing will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or profitability growth rates of certain reporting units are not achieved, the Company may be required to recognize goodwill impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Workers’ Compensation.    Except for states which require participation in state-operated insurance funds, the Company retains the economic burden for the first $0.5 million per occurrence in workers’ compensation claims. Workers’ compensation includes ongoing healthcare and indemnity coverage for claims and may be paid over numerous years following the date of injury. Claims in excess of $0.5 million are insured. Workers’ compensation expense includes the insurance premiums for claims in excess of $0.5 million, claims administration fees charged by the Company’s workers’ compensation administrator, premiums paid to state-operated insurance funds, and an estimate for the Company’s liability for Incurred But Not Reported (“IBNR”) claims and for the ongoing development of existing claims. Total workers’ compensation expense was $7.9 million, $6.6 million and $5.0 million, representing 0.30%, 0.29% and 0.23% of applicable U.S. revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

The reserves for IBNR claims and for the ongoing development of existing claims in each reporting period includes estimates. The Company has established reserves for workers’ compensation claims using loss development rates which are estimated using periodic third party actuarial valuations based upon historical loss statistics which include the Company’s historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future results. Based on the Company’s results for the year ended December 31, 2011, a five-

percentage point deviation in the Company’s estimated loss development rates would have resulted in an increase or decrease in the reserve of $0.3 million.

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

For the years ended December 31, 2011, 2010 and 2009, compensation expense related to stock options was $0.0 million, $0.2 million and $0.8 million, respectively. For the years ended December 31, 2011, 2010 and 2009, compensation expense related to restricted stock and stock units was $50.9 million, $56.9 million and $60.3 million, respectively, of which $13.3 million, $12.2 million and $12.0 million was related to grants made in 2011, 2010 and 2009, respectively. A one-percentage point deviation in the estimated forfeiture rates would have resulted in a $0.5 million, $0.6 million and $0.6 million increase or decrease in compensation expense related to restricted stock and stock units for each year ended December 31, 2011, 2010 and 2009, respectively.

Recent Accounting Pronouncements

Balance Sheet Disclosures.    In December 2011, the FASB issued authoritative guidance in regards to the presentation of netting assets and liabilities as a single amount in the statement of financial position to address the difference between GAAP and international financial reporting standards (“IFRS”). This authoritative guidance is to be applied for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect the adoption of this guidance to have a material effect on its Financial Statements.

Testing Goodwill for Impairment.    In August 2011, the FASB issued authoritative guidance which is intended to simplify how entities test goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This authoritative guidance is to be applied prospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material effect on its Financial Statements.

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

In December 2011, the FASB issued authoritative guidance to defer only those changes related to the presentation of reclassification adjustments. The amendments are being made to allow the FASB time to reconsider whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. This authoritative guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material effect on its Financial Statements.

Fair Value Measurements and Disclosures.    In May 2011, the FASB issued authoritative guidance to achieve common fair value measurement and disclosure requirements in GAAP and IFRS. The amendments explain how to measure fair value and will improve the comparability of fair value measurement presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. This authoritative guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material effect on its Financial Statements.

Business Combinations.    In December 2010, the FASB issued authoritative guidance which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Furthermore, this guidance expands the supplemental pro forma disclosure requirement. This authoritative guidance was effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance during the three months ended March 31, 2011, did not have an impact on the Company’s Financial Statements.

Revenue Recognition—Multiple-Deliverable Revenue Arrangements.    In October 2009, the FASB issued authoritative guidance which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Furthermore, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This authoritative guidance was effective for fiscal years beginning on or after June 15, 2010. The adoption of this guidance during the three months ended March 31, 2011, did not have an impact on the Company’s Financial Statements.

Results of Operations

Demand for the Company’s temporary and permanent staffing services and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Correspondingly, results of operations were positively impacted by improving global economic conditions during 2011. Because of the inherent difficulty in predicting economic trends and the absence of material long-term contracts in any of our business units, future demand for the Company’s services cannot be forecasted with certainty. We expect total Company results to continue to be impacted by general macroeconomic conditions in 2012.

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

Years ended December 31, 2011 and 2010

Revenues.    The Company’s revenues were $3.8 billion for the year ended December 31, 2011, up 19% from $3.2 billion for the year ended December 31, 2010. Revenues from foreign operations represented 30% of total revenues for the year ended December 31, 2011, compared to 29% of total revenues for the year ended December 31, 2010. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services. In 2011, revenues for all three of the Company’s reportable segments increased compared to 2010. Contributing factors for each reportable segment are discussed below in further detail.

Temporary and consultant staffing services revenues were $3.1 billion for the year ended December 31, 2011, up 19% from revenues of $2.6 billion for the year ended December 31, 2010. On a constant-currency basis, temporary and consultant staffing services revenues increased 17% for 2011 compared to 2010. In the United States, 2011 revenues increased 17% compared to 2010. Although unemployment rates in the United States remained high for the year ended December 31, 2011, the Company experienced an increase in demand for its temporary and consulting services during the year. This is consistent with prior post recession periods where we believe clients seek to keep their labor costs as variable as possible. The Company’s revenues from foreign operations increased 25% for 2011 compared to 2010. On a constant-currency basis, the Company’s revenues from foreign operations increased 18% for 2011 compared to 2010.

Permanent placement revenues were $302 million for the year ended December 31, 2011, up 37% from revenues of $221 million for the year ended December 31, 2010. On a constant-currency basis, permanent placement revenues increased 33% for 2011 compared to 2010. In the United States, 2011 revenues increased 42% compared to 2010. Although unemployment rates in the United States remained high throughout 2011, the Company experienced an increase in demand for its permanent placement services during this period. The Company believes this demand was bolstered by clients who had previously made deep personnel cuts and needed to reinstate a portion of their workforce as business conditions improved. The Company’s revenues from foreign operations increased 31% for 2011 compared to 2010. On a constant-currency basis, the Company’s revenues from foreign operations increased 25% for 2011 compared to 2010.

Risk consulting and internal audit services revenues were $424 million for the year ended December 31, 2011, up 10% from revenues of $386 million for the year ended December 31, 2010. On a constant-currency basis, risk consulting and internal audit services revenues increased 8% for 2011 compared to 2010. In the United States, 2011 revenues increased 12% compared to 2010. The Company’s revenues from foreign operations increased 4% for 2011 compared to 2010. On a constant-currency basis, the Company’s revenues from foreign operations decreased 1% for 2011 compared to 2010.

Gross Margin.    The Company’s gross margin dollars were $1.5 billion for the year ended December 31, 2011, up 25% from $1.2 billion for the year ended December 31, 2010. For 2011 compared to 2010, gross margin dollars for all three of the Company’s reportable segments increased. Gross margin dollars as a percentage of revenues increased for the Company’s temporary and consultant staffing services and risk consulting and internal audit services segments on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $1.1 billion for the year ended December 31, 2011, up 23% from $876 million for the year ended

December 31, 2010. On a constant-currency basis, temporary and consultant staffing services gross margin dollars increased 21% for 2011 compared to 2010. As a percentage of revenues, gross margin dollars for temporary and consultant staffing services were 35.2% for 2011, up from 34.1% in 2010.

Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $302 million for the year ended December 31, 2011, up 37% from $221 million for the year ended December 31, 2010. On a constant-currency basis, permanent placement gross margin dollars increased 33% for 2011 compared to 2010. Because reimbursable expenses for permanent placement staffing services are de minimis, the increase in gross margin dollars is substantially explained by the increase in revenues previously discussed.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $114 million for the year ended December 31, 2011, up 17% from $97 million for the year ended December 31, 2010. On a constant-currency basis, risk consulting and internal audit gross margin dollars increased 16% for 2011 compared to 2010. As a percentage of revenues, gross margin dollars for risk consulting and internal audit services were 26.8% in 2011, up from 25.2% in 2010. The year-over-year margin increase is primarily due to higher staff utilization levels.

Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The Company’s selling, general and administrative expenses were $1.2 billion for the year ended December 31, 2011, up 15% from $1.1 billion for the year ended December 31, 2010. As a percentage of revenues, the Company’s selling, general and administrative expenses were 32.8% for 2011, down from 34.0% for 2010. For 2011 compared to 2010, selling, general and administrative expenses for all three of the Company’s reportable segments increased. Selling, general and administrative expenses as a percentage of revenues decreased for all three of the Company’s reportable segments in 2011 compared to 2010. Contributing factors for each reportable segment are discussed below in further detail.

Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $865 million for the year ended December 31, 2011, up 13% from $767 million for the year ended December 31, 2010. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 28.3% in 2011, down from 29.9% in 2010. For 2011 compared to 2010, improved leverage in selling, general and administrative expenses drove the overall decrease as a percentage of revenues.

Selling, general and administrative expenses for the Company’s permanent placement staffing division were $267 million for the year ended December 31, 2011, up 31% from $204 million for the year ended December 31, 2010. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 88.2% in 2011, down from 92.0% in 2010. For 2011 compared to 2010, the decreases as a percentage of revenues for variable and fixed overhead were partially offset by increases as a percentage of revenues for field compensation.

Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $109 million for the year ended December 31, 2011, up slightly from $108 million for the year ended December 31, 2010. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 25.6% in 2011, down from 28.1% in 2010. For 2011 compared to 2010, improved leverage in selling, general and administrative expenses drove the overall decrease as a percentage of revenues.

Operating Income.    The Company’s total operating income was $249 million, or 6.6% of revenues, for the year ended December 31, 2011, up 117% from $115 million, or 3.6% of revenues, for the year ended

December 31, 2010. For the Company’s temporary and consultant staffing services division, operating income was $209 million, or 6.9% of applicable revenues, up 93% from $108 million, or 4.2% of applicable revenues, in 2010. For the Company’s permanent placement staffing division, operating income was $35 million, or 11.7% of applicable revenues, up 102% from operating income of $18 million, or 7.9% of applicable revenues, in 2010. For the Company’s risk consulting and internal audit services division, operating income was $5 million, or 1.2% of applicable revenues, up 145% from operating loss of $11 million, or negative 2.8% of applicable revenues, in 2010.

Provision for income taxes.    The provision for income taxes was 40% and 43% for the years ended December 31, 2011 and 2010, respectively. The 2011 decrease is due to proportionately lower foreign taxes on overall higher earnings and the diminishing impact of permanent non-deductible tax items, which became increasingly less significant relative to the Company’s improved financial results.

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

Temporary and consultant staffing services revenues were $2.6 billion for the year ended December 31, 2010, up 4% from revenues of $2.5 billion for the year ended December 31, 2009. On a constant-currency basis, temporary and consultant staffing services revenues increased 3% for 2010 compared to 2009. In the United States, 2010 revenues increased 4% compared to 2009. Although unemployment rates in the United States remained high for the year ended December 31, 2010, the Company experienced an increase in demand for its temporary and consulting services during the year. This is consistent with prior post recession periods where we believe clients seek to keep their labor costs as variable as possible. The Company’s revenues from foreign operations increased 4% for 2010 compared to 2009. On a constant-currency basis, the Company’s revenues from foreign operations increased 2% for 2010 compared to 2009.

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

Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $108 million for the year ended December 31, 2010, down 2% from $111 million for the year ended December 31, 2009. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 28.1% in 2010, down from 28.9% in 2009. For 2010 compared to 2009, a decrease as a percentage of revenues for fixed overhead was partially offset by an increase as a percentage of revenues for variable overhead.

Operating Income.    The Company’s total operating income was $115 million, or 3.6% of revenues, for the year ended December 31, 2010, up 72% from $67 million, or 2.2% of revenues, for the year ended December 31, 2009. For the Company’s temporary and consultant staffing services division, operating income was $108 million, or 4.2% of applicable revenues, up 4% from $105 million, or 4.2% of applicable revenues, in 2009. For the Company’s permanent placement staffing division, operating income was $18 million, or 7.9% of applicable revenues, up 351% from operating loss of $7 million, or negative 3.8% of applicable revenues, in 2009. For the Company’s risk consulting and internal audit services division, operating loss was $11 million, or negative 2.8% of applicable revenues, up 64% from an operating loss of $31 million, or negative 8.0% of applicable revenues, in 2009.

Provision for income taxes.    The provision for income taxes was 43% and 44% for the years ended December 31, 2010 and 2009, respectively. The 2010 decrease is due to increased state income tax credits the Company claimed in 2010 and the diminishing impact of permanent non-deductible tax items, which became increasingly less significant relative to the Company’s improved financial results.

Liquidity and Capital Resources

The change in the Company’s liquidity during the years ended December 31, 2011, 2010 and 2009, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and payment of dividends.

Cash and cash equivalents were $279 million, $315 million and $366 million at December 31, 2011, 2010 and 2009, respectively. Operating activities provided $256 million during the year ended December 31, 2011, partially offset by $63 million and $226 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $176 million during the year ended December 31, 2010, partially offset by $39 million and $188 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $240 million during the year ended December 31, 2009, offset by $46 million and $192 million of net cash used in investing activities and financing activities, respectively.

Operating activities—Net cash provided by operating activities for the year ended December 31, 2011, was composed of net income of $150 million adjusted for non-cash items of $122 million, and net cash used by changes in working capital of $16 million. Net cash provided by operating activities for the year ended December 31, 2010, was composed of net income of $66 million adjusted for non-cash items of $122 million, and net cash used in changes in working capital of $12 million. Net cash provided by operating activities for the year ended December 31, 2009, was composed of net income of $37 million adjusted for non-cash items of $127 million, and net cash provided by changes in working capital of $76 million.

Investing activities—Cash used in investing activities for the year ended December 31, 2011, was $63 million. This was primarily composed of capital expenditures of $57 million and deposits to trusts for employee benefits and retirement plans of $7 million. Cash used in investing activities for the year ended December 31, 2010, was $39 million. This was primarily composed of capital expenditures of $35 million and deposits to trusts for employee benefits and retirement plans of $3 million. Cash used in investing activities for the year ended December 31, 2009, was $46 million. This was primarily composed of capital expenditures of $41 million and deposits to trusts for employee benefits and retirement plans of $5 million.

Financing activities—Cash used in financing activities for the year ended December 31, 2011, was $226 million. This included repurchases of $168 million in common stock and $80 million in cash dividends to stockholders, offset by proceeds of $18 million from exercises of stock options and the excess tax benefits from stock-based compensation of $4 million. Cash used in financing activities for the year ended December 31, 2010, was $188 million. This included repurchases of $155 million in common stock and $77 million in cash dividends to stockholders, offset by proceeds of $38 million from exercises of stock options and the excess tax benefits from stock-based compensation of $6 million. Cash used in financing activities for the year ended December 31, 2009, was $192 million. This included repurchases of $150 million in common stock, $72 million in cash dividends to stockholders, offset by proceeds of $25 million from exercises of stock options and the excess tax benefits from stock-based compensation of $5 million.

As of December 31, 2011, the Company is authorized to repurchase, from time to time, up to 6.1 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the years ended December 31, 2011, 2010 and 2009, the Company repurchased approximately 5.3 million shares, 3.7 million shares and 4.7 million shares of common stock on the open market for a total cost of $142 million, $96 million and $110 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the years ended December 31, 2011, 2010 and 2009, such repurchases totaled approximately 1.0 million shares, 2.1 million shares and 1.7 million shares at a cost of $29 million, $59 million and $40 million, respectively. Repurchases of shares have been funded with cash generated from operations.

The Company’s working capital at December 31, 2011, included $279 million in cash and cash equivalents. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short- and long-term basis.

On February 8, 2012, the Company announced a quarterly dividend of $.15 per share to be paid to all shareholders of record on February 24, 2012. The dividend will be paid on March 15, 2012.

The Company’s cash flows generated from operations are also the primary source for funding various contractual obligations. The table below summarizes the Company’s major commitments as of December 31, 2011 (in thousands):

	Payments due by period
Contractual Obligations	2012	2013 and 2014	2015 and 2016	Thereafter	Total
Long-term debt obligations	$256	$505	$505	$1,261	$2,527
Operating lease obligations	94,715	139,740	82,101	109,982	426,538
Purchase obligations	23,497	5,211	32	—	28,740
Other liabilities	2,174	1,534	893	10,343	14,944

Total	$120,642	$146,990	$83,531	$121,586	$472,749

Long-term debt obligations consist of promissory notes and related interest as well as other forms of indebtedness issued in connection with certain acquisitions and other payment obligations. Operating lease obligations consist of minimum rental commitments for 2012 and thereafter under non-cancelable leases in effect at December 31, 2011. Purchase obligations consist of purchase commitments primarily related to telecom service agreements, software licenses and subscriptions, and computer hardware and software maintenance agreements.

The above table does not reflect $11.7 million of gross unrecognized tax benefits which the Company has accrued for uncertain tax positions in accordance with FASB authoritative guidance. As of December 31, 2011, the Company classified $4.9 million of its unrecognized tax benefits as a current liability, as these amounts are expected to be resolved in the next twelve months. The remaining $6.8 million of unrecognized tax benefits have been classified as a non-current liability, as a reasonably reliable estimate of the period of future payments, if any, could not be determined.

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

For the year ended December 31, 2011, approximately 30% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share amounts)

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$279,336	$315,137
Accounts receivable, less allowances of $22,627 and $21,569	493,327	423,175
Current deferred income taxes	88,578	92,087
Other current assets	145,437	141,461

Total current assets	1,006,678	971,860
Goodwill	189,423	189,787
Other intangible assets, net	50	219
Property and equipment, net	107,972	103,651
Other assets	7,713	8,467

Total assets	$1,311,836	$1,273,984

LIABILITIES
Accounts payable and accrued expenses	$117,596	$93,690
Accrued payroll costs and retirement obligations	355,294	314,647
Current portion of notes payable and other indebtedness	111	123

Total current liabilities	473,001	408,460
Notes payable and other indebtedness, less current portion	1,545	1,656
Other liabilities	36,785	29,497

Total liabilities	511,331	439,613

Commitments and Contingencies (Note I)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 142,085,533 and 146,182,564 shares	142	146
Capital surplus	759,476	787,105
Accumulated other comprehensive income	40,887	47,120
Retained earnings	—	—

Total stockholders’ equity	800,505	834,371

Total liabilities and stockholders’ equity	$1,311,836	$1,273,984

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Net service revenues	$3,776,976	$3,175,093	$3,036,547
Direct costs of services, consisting of payroll, payroll taxes, insurance costs and reimbursable expenses	2,287,374	1,981,060	1,932,868

Gross margin	1,489,602	1,194,033	1,103,679
Selling, general and administrative expenses	1,240,184	1,079,033	1,036,899
Amortization of intangible assets	153	411	1,460
Interest income, net	(951)	(579)	(1,443)

Income before income taxes	250,216	115,168	66,763
Provision for income taxes	100,294	49,099	29,500

Net income	$149,922	$66,069	$37,263

Net income available to common stockholders - diluted	$147,772	$63,729	$35,067

Net income per share (Note L):
Basic	$1.05	$.45	$.24
Diluted	$1.04	$.44	$.24
Shares:
Basic	140,479	142,833	145,912
Diluted	141,790	144,028	146,611
Cash dividends declared per share	$.56	$.52	$.48

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
COMMON STOCK—SHARES:
Balance at beginning of period	146,183	148,645	150,943
Net issuances of restricted stock	1,425	1,574	2,400
Repurchases of common stock	(6,328)	(5,762)	(6,398)
Exercises of stock options	806	1,726	1,700

Balance at end of period	142,086	146,183	148,645

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$146	$149	$151
Net issuances of restricted stock	1	1	2
Repurchases of common stock	(6)	(6)	(6)
Exercises of stock options	1	2	2

Balance at end of period	$142	$146	$149

CAPITAL SURPLUS:
Balance at beginning of period	$787,105	$854,081	$949,474
Net issuances of restricted stock at par value	(1)	(1)	(2)
Repurchases of common stock—excess over par value	(20,641)	(103,153)	(112,549)
Cash dividends ($.56 per share, $.52 per share and $.48 per share)	(81,024)	(63,147)	(72,459)
Exercises of stock options—excess over par value	18,308	38,353	24,949
Stock-based compensation expense	50,906	57,119	61,148
Tax impact of equity incentive plans	4,823	3,853	3,520

Balance at end of period	$759,476	$787,105	$854,081

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$47,120	$45,580	$34,263
Translation adjustments	(6,233)	1,540	11,317

Balance at end of period	$40,887	$47,120	$45,580

RETAINED EARNINGS:
Balance at beginning of period	$—	$—	$—
Repurchases of common stock—excess over par value	(149,922)	(52,301)	(37,263)
Cash dividends ($.52 per share)	—	(13,768)	—
Net income	149,922	66,069	37,263

Balance at end of period	$—	$—	$—

COMPREHENSIVE INCOME:
Net income	$149,922	$66,069	$37,263
Translation adjustments	(6,233)	1,540	11,317

Total comprehensive income	$143,689	$67,609	$48,580

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$149,922	$66,069	$37,263
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	153	411	1,460
Depreciation expense	51,262	55,547	63,806
Stock-based compensation expense—restricted stock and stock units	50,906	56,949	60,320
Stock-based compensation expense—stock options	—	170	828
Excess tax benefits from stock-based compensation	(4,211)	(5,814)	(4,751)
Provision for deferred income taxes	17,156	7,370	5,752
Provision for doubtful accounts receivable	6,673	6,795	(839)
Changes in assets and liabilities, net of effects of acquisitions:
(Increase) decrease in accounts receivable	(81,314)	(68,008)	133,541
Increase (decrease) in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	64,932	41,626	(52,210)
Increase (decrease) in income taxes payable	6,368	1,490	(3,830)
Change in other assets, net of change in other liabilities	(5,531)	13,278	(1,187)

Net cash flows provided by operating activities	256,316	175,883	240,153

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	—	(585)	—
Capital expenditures	(56,535)	(35,088)	(41,248)
Increase in trusts for employee benefits and retirement plans	(6,867)	(3,424)	(4,719)

Net cash flows used in investing activities	(63,402)	(39,097)	(45,967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(168,103)	(155,460)	(149,818)
Cash dividends paid	(80,303)	(76,591)	(72,149)
Decrease in notes payable and other indebtedness	(91)	(113)	(105)
Excess tax benefits from stock-based compensation	4,211	5,814	4,751
Proceeds from exercises of stock options	18,309	38,355	24,951

Net cash flows used in financing activities	(225,977)	(187,995)	(192,370)

Effect of exchange rate changes on cash and cash equivalents	(2,738)	552	9,222

Net (decrease) increase in cash and cash equivalents	(35,801)	(50,657)	11,038
Cash and cash equivalents at beginning of period	315,137	365,794	354,756

Cash and cash equivalents at end of period	$279,336	$315,137	$365,794

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$536	$599	$441
Income taxes, net of refunds	$76,422	$38,249	$21,759

Non-cash items:
Stock repurchases awaiting settlement	$2,466	$—	$—

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

Use of Estimates.    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of December 31, 2011, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses and income and other taxes. Management estimates are also utilized in the Company’s goodwill impairment assessment.

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

Advertising Costs.    The Company expenses all advertising costs as incurred. Advertising costs for the years ended December 31, 2011, 2010 and 2009, are reflected in the following table (in thousands):

	Years Ended December 31,
	2011	2010	2009
Advertising Costs	$42,728	$37,941	$32,242

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

Goodwill and Intangible Assets.    Goodwill and intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment analysis as of June 30 in each of the three years ended December 31, 2011, and determined that no adjustment to the carrying value of goodwill was required.

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

Internal-use Software.    The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. Internal-use software development costs capitalized for the years ended December 31, 2011, 2010 and 2009, are reflected in the following table (in thousands):

	Years Ended December 31,
	2011	2010	2009
Internal-use software development costs	$18,133	$10,512	$16,655

Note B—New Accounting Pronouncements

Balance Sheet Disclosures.    In December 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance in regards to the presentation of netting assets and liabilities as a single amount in the statement of financial position to address the difference between GAAP and international financial reporting standards (“IFRS”). This authoritative guidance is to be applied for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect the adoption of this guidance to have a material effect on its Financial Statements.

Testing Goodwill for Impairment.    In August 2011, the FASB issued authoritative guidance which is intended to simplify how entities test goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This authoritative guidance is to be applied prospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material effect on its Financial Statements.

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

In December 2011, the FASB issued authoritative guidance to defer only those changes related to the presentation of reclassification adjustments. The amendments are being made to allow the FASB time to reconsider whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B—New Accounting Pronouncements (Continued)

all periods presented. This authoritative guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material effect on its Financial Statements.

Fair Value Measurements and Disclosures.    In May 2011, the FASB issued authoritative guidance to achieve common fair value measurement and disclosure requirements in GAAP and IFRS. The amendments explain how to measure fair value and will improve the comparability of fair value measurement presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. This authoritative guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material effect on its Financial Statements.

Business Combinations.    In December 2010, the FASB issued authoritative guidance which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Furthermore, this guidance expands the supplemental pro forma disclosure requirement. This authoritative guidance was effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance during the three months ended March 31, 2011, did not have an impact on the Company’s Financial Statements.

Revenue Recognition—Multiple-Deliverable Revenue Arrangements.    In October 2009, the FASB issued authoritative guidance which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Furthermore, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This authoritative guidance was effective for fiscal years beginning on or after June 15, 2010. The adoption of this guidance during the three months ended March 31, 2011, did not have an impact on the Company’s Financial Statements.

Note C—Other Current Assets

Other current assets consisted of the following (in thousands):

	December 31,
	2011	2010
Deposits in trusts for employee benefits and retirement plans	$87,646	$82,335
Other	57,791	59,126

	$145,437	$141,461

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note D—Goodwill

The following table sets forth the activity in goodwill from December 31, 2009, through December 31, 2011 (in thousands):

Goodwill
Balance as of December 31, 2009	$189,336
Acquisitions	271
Translation adjustments	180

Balance as of December 31, 2010	189,787
Translation adjustments	(364)

Balance as of December 31, 2011	$189,423

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31,
	2011	2010
Computer hardware	$122,619	$115,518
Computer software	249,843	232,657
Furniture and equipment	108,917	115,730
Leasehold improvements	113,972	116,241
Other	15,143	14,716

Property and equipment, cost	610,494	594,862
Accumulated depreciation	(502,522)	(491,211)

Property and equipment, net	$107,972	$103,651

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	December 31,
	2011	2010
Payroll and benefits	$181,035	$153,329
Employee retirement obligations	87,031	80,716
Workers’ compensation	24,217	24,136
Payroll taxes	63,011	56,466

	$355,294	$314,647

Included in employee retirement obligations is the following (in thousands):

	December 31,
	2011	2010
Deferred compensation plan and other benefits related to the Company’s Chief Executive Officer	$71,603	$67,891

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note G—Notes Payable and Other Indebtedness

The Company issued promissory notes as well as other forms of indebtedness in connection with certain acquisitions and other payment obligations. These are due in varying installments, carry varying interest rates and, in aggregate, amounted to $1.7 million at December 31, 2011, and $1.8 million at December 31, 2010. At December 31, 2011, $1.7 million of the notes were collateralized by a standby letter of credit. The following table shows the schedule of maturities for notes payable and other indebtedness at December 31, 2011 (in thousands):

2012	$111
2013	117
2014	128
2015	140
2016	153
Thereafter	1,007

$1,656

At December 31, 2011, the notes carried fixed rates and the weighted average interest rate for the above was 9.0% for each of the years ended December 31, 2011, 2010 and 2009.

The Company has an uncommitted letter of credit facility (the “facility”) of up to $35.0 million, which is available to cover the issuance of debt support standby letters of credit. The Company had used $22.0 million in debt support standby letters of credit as of December 31, 2011 and 2010. Of the debt support standby letters of credit outstanding, $20.2 million as of December 31, 2011 and 2010, satisfies workers’ compensation insurer’s collateral requirements. There is a service fee of 1.25% on the used portion of the facility. The facility is subject to certain financial covenants and expires on August 31, 2012. The Company intends to renew this facility prior to its August 31, 2012 expiration.

Note H—Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2011, 2010 and 2009, consisted of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$48,068	$18,085	$14,571
State	11,969	7,412	4,008
Foreign	23,101	16,232	5,169
Deferred:
Federal and state	15,117	3,654	10,412
Foreign	2,039	3,716	(4,660)

	$100,294	$49,099	$29,500

Income before the provision for income taxes for the years ended December 31, 2011, 2010 and 2009, consisted of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Domestic	$202,210	$88,065	$66,756
Foreign	48,006	27,103	7

	$250,216	$115,168	$66,763

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H—Income Taxes (Continued)

The income taxes shown above varied from the statutory federal income tax rates for these periods as follows:

	Years Ended December 31,
	2011	2010	2009
Federal U.S. income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.4	2.0	2.0
Tax-free interest income	—	—	(0.3)
Non-deductible expenses	1.3	2.7	4.8
Non-U.S. income taxed at different rates, net of foreign tax credits	2.2	3.4	8.0
Federal tax credits	(1.2)	(1.3)	(2.5)
Tax impact of uncertain tax positions	(0.4)	0.2	(5.1)
Other, net	(0.2)	0.6	2.3

Effective tax rate	40.1%	42.6%	44.2%

The deferred portion of the tax provision (benefit) consisted of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Amortization of franchise rights	$514	$570	$628
Amortization of other intangibles	1,142	961	535
Accrued expenses, deducted for tax when paid	(2,076)	4,423	5,069
Capitalized costs for books, deducted for tax	7,448	4,693	6,809
Depreciation	(1,709)	(951)	(9,804)
Federal impact of unrecognized tax benefits	331	(921)	1,353
Foreign tax credit carryforwards	5,719	(5,719)	5,434
Other, net	5,787	4,314	(4,272)

	$17,156	$7,370	$5,752

The deferred income tax amounts included on the Consolidated Statements of Financial Position are composed of the following (in thousands):

	December 31,
	2011	2010
Current deferred income tax assets, net	$88,578	$92,087
Long-term deferred income tax liabilities, net	(14,377)	(1,379)

	$74,201	$90,708

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H—Income Taxes (Continued)

The components of the deferred income tax amounts at December 31, 2011 and 2010, were as follows (in thousands):

	December 31,
	2011	2010
Deferred Income Tax Assets
Provision for bad debts	$7,123	$7,299
Employee retirement and other benefit obligations	54,708	49,028
Workers’ compensation	8,526	8,284
Deferred compensation	15,502	18,909
Credits and net operating loss carryforwards	42,289	47,847
Other	16,427	18,727

Total deferred income tax assets	144,575	150,094

Deferred Income Tax Liabilities
Amortization of intangible assets	(20,475)	(18,819)
Property and equipment basis differences	(8,823)	(3,203)
Other	(4,742)	(6,381)

Total deferred income tax liabilities	(34,040)	(28,403)
Valuation allowance	(36,334)	(30,983)

Total deferred income tax assets, net	$74,201	$90,708

The Company has net operating loss carryforwards in a number of states. The tax benefit of these net operating losses is $0.2 million. These state net operating losses expire in 2013 and later. The Company has net operating loss carryforwards in foreign countries. The tax benefit of these net operating losses is $34.2 million. These net operating losses expire in 2014 and later.

The Company has not provided deferred income taxes or foreign withholding taxes on $2.2 million and $2.0 million of undistributed earnings of its non-U.S. subsidiaries as of December 31, 2011 and 2010, respectively, since the Company intends to reinvest these earnings indefinitely. The U.S. tax impact upon repatriation, net of foreign tax credits, would be zero for the year ended December 31, 2011 and 2010.

FASB authoritative guidance prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The literature also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The following table reconciles the total amounts of gross unrecognized tax benefits from January 1, 2009 to December 31, 2011 (in thousands):

	December 31,
	2011	2010	2009
Balance at beginning of period	$12,505	$13,135	$20,485
Gross increases—tax positions in prior years	564	910	2,152
Gross decreases—tax positions in prior years	(1,061)	(493)	(6,592)
Gross increases—tax positions in current year	40	64	130
Settlements	(111)	(1,111)	(3,040)
Lapse of statute of limitations	(268)	—	—

Balance at end of period	$11,669	$12,505	$13,135

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H—Income Taxes (Continued)

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $2.7 million, $3.5 million and $3.0 million for 2011, 2010 and 2009, respectively.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The total amount of interest and penalties accrued as of December 31, 2011, is $5.3 million, including a $0.3 million reduction recorded in income tax expense during the year. The total amount of interest and penalties accrued as of December 31, 2010, was $5.7 million, including a $0.4 million increase recorded in income tax expense during the year. The total amount of interest and penalties accrued as of December 31, 2009, was $5.6 million, including a $2.8 million reduction recorded in income tax expense during the year.

The Company believes it is reasonably possible that the settlement of certain tax uncertainties could occur within the next twelve months; accordingly, $4.9 million of the unrecognized gross tax benefit has been classified as a current liability as of December 31, 2011. This amount primarily represents unrecognized tax benefits composed of items related to assessed state income tax audits, as well as state, U.S. and Canadian federal settlement negotiations.

The Company’s major income tax jurisdictions are the United States and Canada. For U.S. federal income tax, the Company remains subject to examination for 2002, 2003, 2008 and subsequent years. For major U.S. states, with few exceptions, the Company remains subject to examination for 2007 and subsequent years. For Canada, the Company remains subject to examination for 2002 and subsequent years.

Note I—Commitments and Contingencies

Rental expense, primarily for office premises, amounted to $100.6 million, $103.6 million and $107.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. The approximate minimum rental commitments for 2012 and thereafter under non-cancelable leases in effect at December 31, 2011 were as follows (in thousands):

2012	$94,715
2013	77,661
2014	62,079
2015	49,256
2016	32,845
Thereafter	109,982

$426,538

Additionally, as of December 31, 2011, the Company had future purchase commitments of approximately $28 million over the next three years primarily related to telecom service agreements, software licenses and subscriptions, and computer hardware and software maintenance agreements.

On September 10, 2004, Plaintiff Mark Laffitte, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees. In addition, the Plaintiff seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. On September 18, 2006, the Court issued an order certifying a class with respect to claims for alleged unpaid overtime pay and related statutory penalties but denied certification with respect to claims relating

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note I—Commitments and Contingencies (Continued)

to meal periods and rest time breaks. The Court has stayed the litigation until March 1, 2012. A ruling by the California Supreme Court in a case titled Pellegrino, et al. v. Robert Half International Inc., which, as previously disclosed, the Company does not believe is a material pending legal proceeding, may have a material adverse bearing on the Company’s position in this litigation. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the Company’s financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On February 23, 2011, Plaintiff Isabel Apolinario, on behalf of herself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees. In addition, the Plaintiff seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. The Court has stayed this case until March 1, 2012. A ruling by the California Supreme Court in the Pellegrino case referenced previously in this Note I may have a material adverse bearing on the Company’s position in this litigation. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the Company’s financial statements. The Company believes it has meritorious defenses to the allegations in this case, and the Company intends to continue to vigorously defend against the litigation.

On September 24, 2007, Plaintiff Van Williamson, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California were not provided meal periods, paid rest periods, and accurate itemized wage statements. It seeks one hour of wages for each employee for each meal and rest period missed during the statutory liability period. It also seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged failure to provide the meal and rest periods and accurate itemized wage statements. The allegations in the complaint are substantially similar to the allegations included in the complaint filed by Mark Laffitte described above. This litigation is stayed pending the California Supreme Court’s decision in Brinker Restaurant Corp. v. Superior Court, a case unrelated to the Company. A ruling in the Brinker case and/or the Pellegrino case referenced previously in this Note I may have a material adverse bearing on the Company’s position in this litigation. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the Company’s financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On April 23, 2010, Plaintiffs David Opalinski and James McCabe, on behalf of themselves and a putative class of similarly situated Staffing Managers, filed a Complaint in the United States District Court for the District of New Jersey naming the Company and one of its subsidiaries as Defendants. The Complaint alleges that salaried Staffing Managers located throughout the U.S. have been misclassified as exempt from the Fair Labor Standards Act’s overtime pay requirements. Plaintiffs seek an unspecified amount for unpaid overtime on behalf of themselves and the class they purport to represent. Plaintiffs also seek an unspecified amount for statutory penalties, attorneys’ fees and other damages. On October 6, 2011, the Court granted the Company’s motion to compel arbitration of the Plaintiffs’ allegations. At this stage, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from these allegations and, accordingly, no amounts have been provided in the Company’s financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the allegations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note I—Commitments and Contingencies (Continued)

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

Note J—Stockholders’ Equity

Stock Repurchase Program.    As of December 31, 2011, the Company is authorized to repurchase, from time to time, up to 6.1 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the years ended December 31, 2011, 2010 and 2009, are reflected in the following table (in thousands):

	Years Ended December 31,
	2011	2010	2009
Common stock repurchased (in shares)	5,308	3,678	4,724
Common stock repurchased	$141,552	$96,296	$110,281

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. The number and the cost of employee stock plan repurchases made during the years ended December 31, 2011, 2010 and 2009, are reflected in the following table (in thousands):

	Years Ended December 31,
	2011	2010	2009
Employee stock plan repurchased (in shares)	1,020	2,084	1,674
Employee stock plan repurchased	$29,017	$59,164	$39,537

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for each of the three years ended December 31, 2011, (consisting of stock option exercises and the purchase of shares for the treasury) is presented in the Consolidated Statements of Stockholders’ Equity.

Cash Dividends.    The Company’s Board of Directors may at their discretion declare and pay dividends upon the shares of the Company’s stock either out of the Company’s retained earnings or capital surplus. The cash dividends declared during the years ended December 31, 2011, 2010 and 2009, are reflected in the following table:

	Years Ended December 31,
	2011	2010	2009
Cash dividends declared per share	$.56	$.52	$.48

Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus. As a result, the Company had no retained earnings as of December 31, 2011, 2010 and 2009.

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

Stock-based compensation expense consisted of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Stock options	$—	$170	$828
Restricted stock and stock units	50,906	56,949	60,320

	$50,906	$57,119	$61,148

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Stock Plans (Continued)

Total unrecognized compensation cost, net of estimated forfeitures, consisted of the following (in thousands):

	December 31,
	2011	2010	2009
Stock options	$—	$—	$218
Restricted stock and stock units	54,419	62,928	80,306

	$54,419	$62,928	$80,524

The unrecognized compensation cost is expected to be recognized over the next four years.

The following table reflects activity under all stock plans from December 31, 2008 through December 31, 2011, and the weighted average exercise prices (in thousands, except per share amounts):

	Restricted Stock Plans		Stock Option Plans
	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2008	5,002	$31.00	9,178	$20.98
Granted	2,827	$16.36	—	—
Exercised	—	—	(1,700)	$14.68
Restrictions lapsed	(2,125)	$27.80	—	—
Forfeited	(335)	$25.98	(189)	$25.42

Outstanding, December 31, 2009	5,369	$24.87	7,289	$22.34
Granted	1,545	$26.81	—	—
Exercised	—	—	(1,726)	$22.22
Restrictions lapsed	(2,722)	$28.17	—	—
Forfeited	(196)	$23.48	(247)	$29.66

Outstanding, December 31, 2010	3,996	$23.44	5,316	$22.04
Granted	1,402	$32.02	—	—
Exercised	—	—	(806)	$22.73
Restrictions lapsed	(2,389)	$25.27	—	—
Forfeited	(94)	$23.09	(60)	$26.05

Outstanding, December 31, 2011	2,915	$26.08	4,450	$21.85

The total pre-tax intrinsic value of stock options exercised and the total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009, are reflected in the following table (in thousands):

	Years Ended December 31,
	2011	2010	2009
Total pre-tax intrinsic value of stock options exercised	$6,429	$9,567	$15,533
Total fair value of shares vested	$67,076	$79,434	$51,013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Stock Plans (Continued)

The following table summarizes information about options outstanding and exercisable as of December 31, 2011 (in thousands, except number of years and per share amounts):

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable as of December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$12.22 to $16.94	488	1.04	$15.99	$6,088
$16.95 to $16.95	1,115	0.83	$16.95	12,834
$17.06 to $22.85	1,161	1.64	$21.53	8,040
$22.97 to $33.89	1,686	2.27	$27.02	2,428

	4,450	1.61	$21.85	$29,390

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $28.46 as of December 31, 2011, which would have been received by the option holders had they exercised their in-the-money options as of that date.

At December 31, 2011, the total number of available shares to grant under the plans (consisting of either restricted stock, stock units, stock appreciation rights or options to purchase common stock) was approximately 7.4 million. All of the 4.5 million options outstanding at December 31, 2011, were exercisable with a weighted average exercise price of $21.85.

Note L—Net Income Per Share

The calculation of net income per share for the three years ended December 31, 2011 is reflected in the following table (in thousands, except per share amounts):

	Years Ended December 31,
	2011	2010	2009
Basic net income per share:
Net income	$149,922	$66,069	$37,263
Income allocated to participating securities	2,159	2,340	2,196

Net income available to common stockholders	$147,763	$63,729	$35,067

Basic weighted average shares	140,479	142,833	145,912
Basic net income per share	$1.05	$.45	$.24
Diluted net income per share:
Net income	$149,922	$66,069	$37,263
Income allocated to participating securities	2,150	2,340	2,196

Net income available to common stockholders	$147,772	$63,729	$35,067

Basic weighted average shares	140,479	142,833	145,912
Dilutive effect of potential common shares	1,311	1,195	699

Diluted weighted average shares	141,790	144,028	146,611

Diluted net income per share	$1.04	$.44	$.24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note L—Net Income Per Share (Continued)

Potential common shares include the dilutive effect of stock options, unvested performance-based restricted stock, restricted stock which contain forfeitable rights to dividends, and stock units. The weighted average diluted common shares outstanding for the years ended December 31, 2011, 2010 and 2009, respectively, excludes the effect of 0.5 million, 0.8 million, and 4.5 million anti-dilutive potential common shares. Employee stock options will have a dilutive effect under the treasury method only when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds. Under the treasury method, exercise proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in capital surplus, if the options were exercised and the stock units and performance-based restricted stock had vested.

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

The following table provides a reconciliation of revenue and operating income (loss) by reportable segment to consolidated results (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net service revenues
Temporary and consultant staffing	$3,050,999	$2,568,255	$2,471,132
Permanent placement staffing	302,155	221,219	181,856
Risk consulting and internal audit services	423,822	385,619	383,559

	$3,776,976	$3,175,093	$3,036,547

Operating income (loss)
Temporary and consultant staffing	$209,101	$108,443	$104,521
Permanent placement staffing	35,340	17,502	(6,973)
Risk consulting and internal audit services	4,977	(10,945)	(30,768)

	249,418	115,000	66,780
Amortization of intangible assets	153	411	1,460
Interest income, net	(951)	(579)	(1,443)

Income before income taxes	$250,216	$115,168	$66,763

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note M—Business Segments (Continued)

The Company does not report total assets by segment. The following tables represent identifiable assets by business segment (in thousands):

	December 31,
	2011	2010	2009
Accounts receivable
Temporary and consultant staffing	$342,122	$296,722	$257,918
Permanent placement staffing	75,333	59,952	43,815
Risk consulting and internal audit services	98,499	88,070	82,082

	$515,954	$444,744	$383,815

	December 31,
	2011	2010	2009
Goodwill
Temporary and consultant staffing	$134,507	$134,653	$134,780
Permanent placement staffing	26,545	26,568	26,579
Risk consulting and internal audit services	28,371	28,566	27,977

	$189,423	$189,787	$189,336

The Company operates internationally, with operations in North America, South America, Europe, Asia and Australia. The following tables represent revenues and long-lived assets by geographic location (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net service revenues
Domestic	$2,655,443	$2,263,316	$2,161,826
Foreign	1,121,533	911,777	874,721

	$3,776,976	$3,175,093	$3,036,547

	December 31,
	2011	2010	2009
Assets, long-lived
Domestic	$87,146	$86,689	$101,034
Foreign	20,826	16,962	23,624

	$107,972	$103,651	$124,658

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note N—Quarterly Financial Data (Unaudited)

The following tabulation shows certain quarterly financial data for 2011 and 2010 (in thousands, except per share amounts):

	Quarter
2011	1	2	3	4
Net service revenues	$880,869	$937,966	$984,668	$973,473
Gross margin	$338,089	$372,288	$391,903	$387,322
Income before income taxes	$44,576	$61,284	$72,195	$72,161
Net income	$26,705	$36,425	$44,168	$42,624
Net income available to common stockholders - diluted	$26,293	$35,890	$43,556	$42,037
Basic net income per share	$.18	$.25	$.31	$.30
Diluted net income per share	$.18	$.25	$.31	$.30

	Quarter
2010	1	2	3	4
Net service revenues	$737,173	$769,090	$817,258	$851,572
Gross margin	$268,128	$289,858	$309,140	$326,907
Income before income taxes	$12,265	$22,387	$37,268	$43,248
Net income	$8,475	$12,181	$20,623	$24,790
Net income available to common stockholders - diluted	$7,626	$11,660	$20,099	$24,144
Basic net income per share	$.05	$.08	$.14	$.17
Diluted net income per share	$.05	$.08	$.14	$.17

Note O—Subsequent Events

On February 8, 2012, the Company announced the following:

Quarterly dividend per share	$ .15
Declaration date	February 8, 2012
Record date	February 24, 2012
Payment date	March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Robert Half International Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Robert Half International Inc., and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 16, 2012

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

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.    Other Information

None.

PART III

Except as provided below in this Part III, the information required by Items 10 through 14 of Part III is incorporated by reference from Item 1 of this Report and from the registrant’s Proxy Statement, under the captions “Nomination and Election of Directors,” “Beneficial Stock Ownership,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Corporate Governance,” “The Board and Committees” and “Independent Registered Public Accounting Firm” which Proxy Statement will be mailed to stockholders in connection with the registrant’s annual meeting of stockholders which is scheduled to be held in May 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights A	Weighted average exercise price of outstanding options, warrants and rights B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by security holders	2,473,722	$21.35	7,353,242
Equity compensation plans not approved by security holders(a)	1,975,882	$22.49	0
Total	4,449,604	$21.85	7,353,242

(a)	These plans, by their terms, expressly prohibited any grants to directors or executive officers. All such plans were terminated in May 2005, and no future grants may be made under such plans. The information in the table reflects shares issuable upon the exercise of options granted before such plans were terminated.

Since May 2005, all grants have been made pursuant to the Stock Incentive Plan, which was approved by stockholders in May 2005 and re-approved in May 2008 and May 2011. Such plan authorizes the issuance of stock options, restricted stock, stock units and stock appreciation rights to directors, executive officers and employees.

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

The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Consolidated statements of financial position at December 31, 2011 and 2010.

Consolidated statements of operations for the years ended December 31, 2011, 2010, and 2009.

Consolidated statements of stockholders’ equity for the years ended December 31, 2011, 2010, and 2009.

Consolidated statements of cash flows for the years ended December 31, 2011, 2010, and 2009.

Notes to consolidated financial statements.

Report of independent registered public accounting firm.

Selected quarterly financial data for the years ended December 31, 2011 and 2010 are set forth in Note N—Quarterly Financial Data (Unaudited) included in Item 8 of this report.

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
Form 10-K for the fiscal year ended December 31, 1995, (xi) Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, (xii) Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, (xiii) Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, (xiv) Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, (xv) Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, (xvi) Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, and (xvii) Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

*10.3	Amended and Restated Retirement Agreement between Registrant and Harold M. Messmer Jr., incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated December 7, 2006.

*10.4	Excise Tax Restoration Agreement as amended and restated, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

*10.5	Outside Directors’ Option Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

*10.6	Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.7	Amended and Restated Deferred Compensation Plan, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

*10.8	Amended and Restated Severance Agreement dated as of February 9, 2011, between Registrant and Paul F. Gentzkow, incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

*10.9	Agreement dated as of July 31, 1995, between Registrant and Paul F. Gentzkow, incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.10	Form of Amended and Restated Severance Agreement, incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

*10.11	Form of Indemnification Agreement for Directors of the Registrant, incorporated by reference to (i) Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and (ii) Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

*10.12	Form of Indemnification Agreement for Executive Officers of Registrant, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.13	Senior Executive Retirement Plan, incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

*10.14	Collateral Assignment of Split Dollar Insurance Agreement, incorporated by reference to (i) Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, and (ii) Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

*10.15	Form of Part-Time Employment Agreement, as amended and restated, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

*10.16	StockPlus Plan, incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

*10.17	Annual Performance Bonus Plan, as amended and restated, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.

Exhibit No.	Exhibit

*10.18	Stock Option Plan for Field Employees, incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

*10.19	Equity Incentive Plan—Form of Restricted Stock Agreement, incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated October 21, 2004.

*10.20	Equity Incentive Plan—Form of Stock Option Agreement, incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated October 21, 2004.

*10.21	Outside Directors’ Option Plan—Form of Stock Option Agreement, incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated October 21, 2004.

*10.22	Summary of Outside Director Cash Remuneration, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.

*10.23	Stock Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011.

*10.24	Stock Incentive Plan—Form of Restricted Share Agreement for Executive Officers, incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

*10.25	Stock Incentive Plan—Form of Stock Option Agreement for Executive Officers, incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

*10.26	Stock Incentive Plan—Form of Restricted Share Agreement for Outside Directors, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.

*10.27	Stock Incentive Plan—Form of Stock Option Agreement for Outside Directors, incorporated by reference to Exhibit 99.6 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

21.1	Subsidiaries of the Registrant.

23.1	Independent Registered Public Accounting Firm’s Consent.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Rule 1350 Certification of Chief Executive Officer.

32.2	Rule 1350 Certification of Chief Financial Officer.

101.1	Part II, Item 8 of this Form 10-K formatted in XBRL.

*    Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

Date: February 16 , 2012	By:	/s/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 16, 2012	By:	/s/ HAROLD M. MESSMER, JR.
Harold M. Messmer, Jr. Chairman of the Board, Chief Executive Officer, and a Director (Principal Executive Officer)

Date: February 16, 2012	By:	/s/ ANDREW S. BERWICK, JR.
Andrew S. Berwick, Jr., Director

Date: February 16, 2012	By:	/s/ BARBARA J. NOVOGRADAC
Barbara J. Novogradac, Director

Date: February 16, 2012	By:	/s/ ROBERT J. PACE
Robert J. Pace, Director

Date: February 16, 2012	By:	/s/ FREDERICK A. RICHMAN
Frederick A. Richman, Director

Date: February 16, 2012	By:	/s/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President, Chief Financial Officer and a Director (Principal Financial Officer)

Date: February 16, 2012	By:	/s/ MICHAEL C. BUCKLEY
Michael C. Buckley Executive Vice President and Treasurer (Principal Accounting Officer)

Schedule II—Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Charged to Expenses	Deductions	Translation Adjustments	Balance at End of Period
Year Ended December 31, 2009
Allowance for doubtful accounts receivable	$34,217	(839)	(10,504)	(1,451)	$21,423
Deferred tax valuation allowance	$14,578	7,295	(1,320)	607	$21,160
Year Ended December 31, 2010
Allowance for doubtful accounts receivable	$21,423	6,795	(4,491)	(2,158)	$21,569
Deferred tax valuation allowance	$21,160	12,592	(2,660)	(109)	$30,983
Year Ended December 31, 2011
Allowance for doubtful accounts receivable	$21,569	6,673	(4,370)	(1,245)	$22,627
Deferred tax valuation allowance	$30,983	7,745	(2,308)	(86)	$36,334