Form 10-Q
period 2012-03-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2012-05-04
CIK 315213

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2012:

142,978,470 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in thousands, except share amounts)

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$244,453	$279,336
Accounts receivable, less allowances of $23,758 and $22,627	523,453	493,327
Current deferred income taxes	88,862	88,578
Other current assets	149,781	145,437

Total current assets	1,006,549	1,006,678
Goodwill	189,848	189,423
Other intangible assets, net	27	50
Property and equipment, net	104,486	107,972
Other assets	7,727	7,713

Total assets	$1,308,637	$1,311,836

LIABILITIES
Accounts payable and accrued expenses	$110,247	$117,596
Accrued payroll costs and retirement obligations	330,776	355,294
Income taxes payable	13,776	—
Current portion of notes payable and other indebtedness	112	111

Total current liabilities	454,911	473,001
Notes payable and other indebtedness, less current portion	1,516	1,545
Other liabilities	36,530	36,785

Total liabilities	492,957	511,331

Commitments and Contingencies (Note G)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 142,302,507 shares and 142,085,533 shares	142	142
Capital surplus	770,579	759,476
Accumulated other comprehensive income	44,959	40,887
Retained earnings	—	—

Total stockholders’ equity	815,680	800,505

Total liabilities and stockholders’ equity	$1,308,637	$1,311,836

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Net service revenues	$1,015,444	$880,869
Direct costs of services, consisting of payroll, payroll taxes, insurance costs and reimbursable expenses	613,361	542,780

Gross margin	402,083	338,089
Selling, general and administrative expenses	322,018	293,686
Amortization of intangible assets	35	39
Interest income, net	(234)	(212)

Income before income taxes	80,264	44,576
Provision for income taxes	31,930	17,871

Net income	$48,334	$26,705

Net income available to common stockholders—diluted	$48,070	$26,293

Net income per share (Note J):
Basic	$.34	$.18
Diluted	$.34	$.18

Shares:
Basic	139,384	142,653
Diluted	140,443	144,136

Cash dividends declared per share	$.15	$.14

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2012	2011
COMPREHENSIVE INCOME:
Net income	$48,334	$26,705
Foreign currency translation adjustments, net of tax	4,072	7,433

Total comprehensive income	$52,406	$34,138

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
COMMON STOCK—SHARES:
Balance at beginning of period	142,086	146,183
Net issuances of restricted stock	709	1,181
Repurchases of common stock	(1,926)	(1,003)
Exercises of stock options	1,434	424

Balance at end of period	142,303	146,785

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$142	$146
Net issuances of restricted stock	1	1
Repurchases of common stock	(2)	(1)
Exercise of stock options	1	1

Balance at end of period	$142	$147

CAPITAL SURPLUS:
Balance at beginning of period	$759,476	$787,105
Net issuances of restricted stock at par value	(1)	(1)
Repurchases of common stock—excess over par value	(8,058)	(4,261)
Cash dividends ($.15 per share and $.14 per share)	(21,370)	(20,631)
Stock-based compensation expense	8,886	12,113
Exercises of stock options—excess over par value	26,082	9,660
Tax impact of equity incentive plans	5,564	1,274

Balance at end of period	$770,579	$785,259

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$40,887	$47,120
Foreign currency translation adjustments, net of tax	4,072	7,433

Balance at end of period	$44,959	$54,553

RETAINED EARNINGS:
Balance at beginning of period	$—	$—
Net income	48,334	26,705
Repurchases of common stock—excess over par value	(48,334)	(26,705)

Balance at end of period	$—	$—

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,334	$26,705
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	35	39
Depreciation expense	12,246	12,756
Stock-based compensation expense—restricted stock and stock units	8,886	12,113
Excess tax benefits from stock-based compensation	(2,438)	(621)
Provision for deferred income taxes	(1,554)	(7,827)
Provision for doubtful accounts receivable	2,321	1,608
Changes in assets and liabilities:
Increase in accounts receivable	(28,518)	(38,716)
Decrease in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	(37,161)	(6,220)
Increase in income taxes payable	26,070	20,360
Change in other assets, net of change in other liabilities	(5,007)	(1,245)

Net cash flows provided by operating activities	23,214	18,952

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,372)	(14,563)
Increase in trusts for employee benefits and retirement plans	(1,478)	(1,015)

Net cash flows used in investing activities	(11,850)	(15,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(56,394)	(30,967)
Cash dividends paid	(21,016)	(20,294)
Decrease in notes payable and other indebtedness	(32)	(30)
Excess tax benefits from stock-based compensation	2,438	621
Proceeds from exercises of stock options	26,081	9,661

Net cash flows used in financing activities	(48,923)	(41,009)

Effect of exchange rate changes on cash and cash equivalents	2,676	4,328

Net decrease in cash and cash equivalents	(34,883)	(33,307)
Cash and cash equivalents at beginning of period	279,336	315,137

Cash and cash equivalents at end of period	$244,453	$281,830

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$107	$138
Income taxes, net of refunds	$7,028	$4,212

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

Basis of Presentation. The unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). The comparative year-end condensed consolidated statement of financial position data presented was derived from audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the periods presented have been included. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2011, included in its annual report on Form 10-K. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for a full year.

Principles of Consolidation. The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany balances have been eliminated.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of March 31, 2012, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, and income and other taxes. Management estimates are also utilized in the Company’s goodwill impairment assessment.

Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs for the three months ended March 31, 2012 and 2011, are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2012	2011
Advertising Costs	$9,936	$9,365

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2012

Note A—Summary of Significant Accounting Policies (Continued)

Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. Internal-use software development costs capitalized for the three months ended March 31, 2012 and 2011, are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2012	2011
Internal-use software development costs	$4,696	$3,258

Note B—New Accounting Pronouncements

Fair Value Measurements and Disclosures. In May 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to achieve common fair value measurement and disclosure requirements in GAAP and international financial reporting standards (“IFRS”). The amendments explain how to measure fair value and will improve the comparability of fair value measurement presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. This authoritative guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance during the three months ended March 31, 2012, did not have an impact on the Company’s Financial Statements.

Comprehensive Income. In June 2011, the FASB issued authoritative guidance which allows an entity the option to present net income, and comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. This authoritative guidance is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Except for presentation requirements, the adoption of this guidance during the three months ended March 31, 2012, did not have an impact on the Company’s Financial Statements. In December 2011, the FASB issued authoritative guidance to defer only those changes related to the presentation of reclassification adjustments. The amendments are being made to allow the FASB time to reconsider whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.

Testing Goodwill for Impairment. In August 2011, the FASB issued authoritative guidance which is intended to simplify how entities test goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This authoritative guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance during the three months ended March 31, 2012, did not have an impact on the Company’s Financial Statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2012

Note B—New Accounting Pronouncements (Continued)

Balance Sheet Disclosures. In December 2011, the FASB issued authoritative guidance in regards to the presentation of netting assets and liabilities of financial and derivative instruments as a single amount in the statement of financial position to address the difference between GAAP and IFRS. This authoritative guidance is to be applied for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect the adoption of this guidance to have a material effect on its Financial Statements.

Note C—Other Current Assets

Other current assets consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Deposits in trusts for employee benefits and retirement plans	$91,388	$87,646
Other	58,393	57,791

	$149,781	$145,437

Note D—Goodwill

The following table sets forth the activity in goodwill from December 31, 2011, through March 31, 2012 (in thousands):

Goodwill
Balance as of December 31, 2011	$189,423
Foreign currency translation adjustments	425

Balance as of March 31, 2012	$189,848

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Computer hardware	$124,218	$122,619
Computer software	254,855	249,843
Furniture and equipment	115,298	108,917
Leasehold improvements	115,159	113,972
Other	12,743	15,143

Property and equipment, cost	622,273	610,494
Accumulated depreciation	(517,787)	(502,522)

Property and equipment, net	$104,486	$107,972

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2012

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Payroll and benefits	$185,471	$181,035
Employee retirement obligations	86,719	87,031
Workers’ compensation	25,954	24,217
Payroll taxes	32,632	63,011

	$330,776	$355,294

Included in employee retirement obligations is the following (in thousands):

	March 31, 2012	December 31, 2011
Deferred compensation plan and other benefits related to the Company’s Chief Executive Officer	$71,701	$71,603

Note G—Commitments and Contingencies

On September 10, 2004, Plaintiff Mark Laffitte, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees. In addition, the Plaintiff seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. On September 18, 2006, the Court issued an order certifying a class with respect to claims for alleged unpaid overtime pay and related statutory penalties but denied certification with respect to claims relating to meal periods and rest time breaks. The stay of proceedings previously entered in this matter was lifted on March 1, 2012 and litigation has resumed. This case is set for voluntary mediation on June 18, 2012. There is no assurance that this case will settle at the mediation. A previous voluntary mediation of this case on August 10, 2010, did not result in a settlement. If settled at mediation, the amounts paid by the Company may be material. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the Company’s financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On February 23, 2011, Plaintiff Isabel Apolinario, on behalf of herself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees. In addition, the Plaintiff seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. The stay of proceedings previously entered in this matter was lifted on March 1, 2012 and litigation has resumed. This case is set for voluntary mediation on June 18, 2012. There is no assurance that this

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2012

Note G—Commitments and Contingencies (Continued)

case will settle at the mediation. If settled at mediation, the amounts paid by the Company may be material. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the Company’s financial statements. The Company believes it has meritorious defenses to the allegations in this case, and the Company intends to continue to vigorously defend against the litigation.

On September 24, 2007, Plaintiff Van Williamson, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California were not provided meal periods, paid rest periods, and accurate itemized wage statements. It seeks one hour of wages for each employee for each meal and rest period missed during the statutory liability period. It also seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged failure to provide the meal and rest periods and accurate itemized wage statements. The stay of proceedings previously entered in this matter was lifted on April 12, 2012. This case is set for voluntary mediation on June 18, 2012. There is no assurance that this case will settle at the mediation. A previous voluntary mediation of this case on August 10, 2010, did not result in a settlement. If settled at mediation, the amounts paid by the Company may be material. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the Company’s financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2012

Note H—Stockholders’ Equity

Stock Repurchase Program. As of March 31, 2012, the Company is authorized to repurchase, from time to time, up to 5.1 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the three months ended March 31, 2012 and 2011, are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2012	2011
Common stock repurchased (in shares)	1,017	958
Common stock repurchased	$29,487	$29,529

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. Repurchases of shares are funded with cash generated from operations. The number and the cost of employee stock plan repurchases made during the three months ended March 31, 2012 and 2011, are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2012	2011
Employee stock plan repurchased (in shares)	909	45
Employee stock plan repurchased	$26,907	$1,438

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for the three months ended March 31, 2012 and 2011 (consisting of stock option exercises and the purchase of shares for the treasury) is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.

Cash Dividends. The Company’s Board of Directors may at their discretion declare and pay dividends upon the shares of the Company’s stock either out of the Company’s retained earnings or capital surplus. The cash dividends declared during the three months ended March 31, 2012 and 2011, are reflected in the following table:

	Three Months Ended March 31,
	2012	2011
Cash dividends declared per share	$.15	$.14

Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus. As a result, the Company had no retained earnings as of March 31, 2012 and December 31, 2011.

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

March 31, 2012

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

Note J—Net Income Per Share

The calculation of net income per share for the three months ended March 31, 2012 and 2011 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Basic net income per share:
Net income	$48,334	$26,705
Income allocated to participating securities—basic	265	413

Net income available to common stockholders—basic	$48,069	$26,292

Basic weighted average shares	139,384	142,653
Basic net income per share	$.34	$.18
Diluted net income per share:
Net income	$48,334	$26,705
Income allocated to participating securities—diluted	264	412

Net income available to common stockholders—diluted	$48,070	$26,293

Basic weighted average shares	139,384	142,653
Dilutive effect of potential common shares	1,059	1,483

Diluted weighted average shares	140,443	144,136

Diluted net income per share	$.34	$.18

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2012

Note J—Net Income Per Share (Continued)

Potential common shares include the dilutive effect of stock options, unvested performance-based restricted stock, restricted stock which contain forfeitable rights to dividends, and stock units. The weighted average diluted common shares outstanding for the three months ended March 31, 2012 and 2011, excludes the effect of the following (in thousands):

	Three Months Ended March 31,
	2012	2011
Total number of anti-dilutive potential common shares	752	184

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

The accounting policies of the segments are set forth in Note A—“Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company evaluates performance based on income or loss from operations before net interest income, intangible amortization expense, and income taxes.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2012

Note K—Business Segments (Continued)

The following table provides a reconciliation of revenue and operating income (loss) by reportable segment to consolidated results (in thousands):

	Three Months Ended March 31,
	2012	2011
Net service revenues
Temporary and consultant staffing	$829,657	$714,682
Permanent placement staffing	82,862	67,604
Risk consulting and internal audit services	102,925	98,583

	$1,015,444	$880,869

Operating income (loss)
Temporary and consultant staffing	$69,154	$38,070
Permanent placement staffing	13,266	7,867
Risk consulting and internal audit services	(2,355)	(1,534)

	80,065	44,403
Amortization of intangible assets	35	39
Interest income, net	(234)	(212)

Income before income taxes	$80,264	$44,576

Note L—Subsequent Events

On May 2, 2012, the Company announced the following:

Quarterly dividend per share	$.15
Declaration date	May 2, 2012
Record date	May 25, 2012
Payment date	June 15, 2012

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There were no material changes to these critical accounting policies during the three months ended March 31, 2012.

Recent Accounting Pronouncements

See Note B—“New Accounting Pronouncements” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.

Results of Operations

Demand for the Company’s temporary and permanent placement staffing services and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Correspondingly, results of operations for the three months ended March 31, 2012, were positively impacted by improving global economic conditions. Because of the inherent difficulty in predicting economic trends and the absence of material long-term contracts in any of our business units, future demand for the Company’s services cannot be forecasted with certainty. We expect total Company results to continue to be impacted by general macroeconomic conditions in 2012.

The Company’s temporary and permanent placement staffing services business has more than 350 offices in 42 states, the District of Columbia and 19 foreign countries, while Protiviti has 59 offices in 23 states and 12 foreign countries.

Because fluctuations in foreign currency exchange rates have an impact on the Company’s results, the Company provides selected growth percentages below on a constant-currency basis. Constant-currency percentages are calculated using as-reported amounts which have been retranslated using foreign currency exchange rates from the prior year’s comparable period.

Three months ended March 31, 2012 and 2011

Revenues. The Company’s revenues were $1.0 billion for the three months ended March 31, 2012, increasing by 15% compared to $881 million for the three months ended March 31, 2011. Revenues from foreign operations represented 28% of total revenues for three months ended March 31, 2012, compared to 31% for the three months ended March 31, 2011. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. In the first quarter of 2012, revenues for all three of the Company’s reportable segments were up compared to the first quarter of 2011. Contributing factors for each reportable segment are discussed below in further detail.

Temporary and consultant staffing services revenues were $830 million for the three months ended March 31, 2012, increasing by 16% compared to revenues of $715 million for the three months ended March 31, 2011. On a constant-currency basis, temporary and consultant staffing services revenues increased 17% for the first quarter of 2012 compared to the first quarter of 2011. In the U.S., revenues in the first quarter of 2012 increased 20% compared to the first quarter of 2011. The Company’s temporary and consultant staffing services revenues from foreign operations increased 6% compared to the first quarter of 2011. On a constant-currency basis, the Company’s revenues from foreign operations increased 9% in the first quarter of 2012 compared to the first quarter of 2011.

Permanent placement staffing revenues were $83 million for the three months ended March 31, 2012, increasing by 23% compared to revenues of $68 million for the three months ended March 31, 2011. On a constant-currency basis, permanent placement revenues increased 24% for the first quarter of 2012 compared to the first quarter of 2011. In the U.S., revenues in the first quarter of 2012 increased 29% compared to the first quarter of 2011. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue. The Company’s permanent placement staffing services revenues from foreign operations increased 15% compared to the first quarter of 2011. On a constant-currency basis, the Company’s revenues from foreign operations increased 18% in the first quarter of 2012 compared to the first quarter of 2011.

Risk consulting and internal audit services revenues were $103 million for the three months ended March 31, 2012, increasing by 4% compared to revenues of $98 million for the three months ended March 31, 2011. On a constant-currency basis, risk consulting and internal audit services revenues increased 5% for the first quarter of 2012 compared to the first quarter of 2011. Contributing to the increase were the improved economic conditions in U.S. In the U.S., revenues in the first quarter of 2012 increased 9% compared to the first quarter of

2011. The Company’s risk consulting and internal audit services revenues from foreign operations decreased 7% compared to the first quarter of 2011. On a constant-currency basis, the Company’s revenues from foreign operations decreased 6% in the first quarter of 2012 compared to the first quarter of 2011.

Gross Margin. The Company’s gross margin dollars were $402 million for the three months ended March 31, 2012, increasing by 19% compared to $338 million for the three months ended March 31, 2011. In the first quarter of 2012, gross margin dollars increased for the Company’s temporary and consultant staffing services and permanent placement staffing segments and decreased for risk consulting and internal audit services compared to the first quarter of 2011. Gross margin as a percentage of revenues increased for the Company’s temporary and consultant staffing services segment and decreased for the risk consulting and internal audit services division on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $295 million for the three months ended March 31, 2012, increasing by 20% compared to $246 million for the three months ended March 31, 2011. On a constant-currency basis, temporary and consultant staffing services gross margin dollars increased 21% for the first quarter of 2012 compared to the first quarter of 2011. As a percentage of revenues, gross margin for temporary and consultant staffing services was 35.6% in the first quarter of 2012, up from 34.4% in the first quarter of 2011. The higher temporary and consultant gross margin percentage is primarily the result of higher bill rates and higher conversion revenues. Conversion revenues are earned when a temporary position converts to a permanent position. As there are no direct costs related to conversion revenues, the gross margin percentage is favorably impacted as the mix of conversion revenues increase.

Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $83 million for the three months ended March 31, 2012, increasing by 23% compared to $67 million for the three months ended March 31, 2011. On a constant-currency basis, permanent placement gross margin dollars increased 24% for the first quarter of 2012 compared to the first quarter of 2011. Because reimbursable expenses for permanent placement staffing services are de minimis, the increase in gross margin dollars is substantially explained by the increase in revenues previously discussed.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $24 million for the three months ended March 31, 2012, decreasing by 4% compared to $25 million for the three months ended March 31, 2011. On a constant-currency basis, risk consulting and internal audit gross margin dollars decreased 4% for the first quarter of 2012 compared to the first quarter of 2011. As a percentage of revenues, gross margin for risk consulting and internal audit services was 23.1% in the first quarter of 2012, down from 25.2% in the first quarter of 2011. The year-over-year margin decrease is primarily due to lower staff utilization levels outside of the United States.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses were $322 million for the three months ended March 31, 2012, increasing by 10% compared to $294 million for the three months ended March 31, 2011. As a percentage of revenues, the Company’s selling, general and administrative expenses were 31.7% for the first quarter of 2012, down from 33.3% for the first quarter of 2011. For the first quarter of 2012 compared to the first quarter of 2011, selling, general and administrative expenses increased for the Company’s temporary and consultant staffing services and permanent placement staffing segments and remained flat for risk consulting and internal audit services. Selling, general and administrative expenses as a percentage of revenues decreased for all three of the Company’s reportable segments in the first quarter of 2012 compared to the first quarter of 2011. Contributing factors for each reportable segment are discussed below in further detail.

Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $226 million for the three months ended March 31, 2012, up 9% from $208 million for the three months ended March 31, 2011. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 27.3% in the first quarter of 2012, down from 29.0% in the first quarter of 2011. For the first quarter of 2012 compared to the first quarter of 2011, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to the higher operating leverage obtained by higher revenues.

Selling, general and administrative expenses for the Company’s permanent placement staffing division were $70 million for the three months ended March 31, 2012, increasing by 16% compared to $60 million for the three months ended March 31, 2011. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 83.9% in the first quarter of 2012, down from 88.3% in the first quarter of 2011. For the first quarter of 2012 compared to the first quarter of 2011, improved leverage in general and administrative expenses, as a result of higher revenue, drove the overall decrease as a percentage of revenues.

Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $26 million for the three months ended March 31, 2012, which remained flat compared to $26 million for the three months ended March 31, 2011. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 25.4% in the first quarter of 2012, down from 26.7% compared to the first quarter of 2011. For the first quarter of 2012 compared to the first quarter of 2011, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to higher operating leverage obtained by higher revenues.

Operating Income. The Company’s total operating income was $80 million, or 7.9% of revenues, for the three months ended March 31, 2012, increasing by 80% from $44 million, or 5.0% of revenues, for the three months ended March 31, 2011. For the Company’s temporary and consultant staffing services division, operating income was $69 million, or 8.3% of applicable revenues, up from $38 million, or 5.3% of applicable revenues, in the first quarter of 2011. For the Company’s permanent placement staffing division, operating income was $13 million, or 16.0% of applicable revenues, up from an operating income of $8 million, or 11.6% of applicable revenues, in the first quarter of 2011. For the Company’s risk consulting and internal audit services division, operating loss was $2 million, or negative 2.3% of applicable revenues, which remained flat from an operating loss of $2 million, or negative 1.6% of applicable revenues, in the first quarter of 2011.

Provision for income taxes. The provision for income taxes was 40% for the three months ended March 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

The change in the Company’s liquidity during the three months ended March 31, 2012 and 2011 is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and payment of dividends.

Cash and cash equivalents were $244 million and $282 million at March 31, 2012 and 2011, respectively. Operating activities provided $23 million during the three months ended March 31, 2012, which was more than offset by $12 million and $49 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $19 million during the three months ended March 31, 2011, which was more than offset by $16 million and $41 million of net cash used in investing activities and financing activities, respectively.

Operating activities—Net cash provided by operating activities for the three months ended March 31, 2012, was comprised of net income of $48 million, adjusted for non-cash items of $20 million, and offset by changes in working capital of $45 million. Net cash provided by operating activities for the three months ended March 31, 2011, was composed of net income of $27 million, adjusted for non-cash items of $18 million, and net cash provided by changes in working capital of $26 million.

Investing activities—Net cash used in investing activities for the three months ended March 31, 2012, was $12 million. This was comprised of capital expenditures of $10 million and deposits to trusts for employee benefits and retirement plans of $2 million. Cash used in investing activities for the three months ended March 31, 2011, was $16 million. This was composed of capital expenditures of $15 million and deposits to trusts for employee benefits and retirement plans of $1 million.

Financing activities—Net cash used in financing activities for the three months ended March 31, 2012, was $49 million. This included repurchases of $56 million in common stock and $21 million in cash dividends to stockholders, offset by proceeds of $26 million from exercises of stock options and $2 million in excess tax benefits from stock-based compensation. Cash used in financing activities for the three months ended March 31, 2011, was $41 million. This included repurchases of $31 million in common stock and $20 million in cash dividends to stockholders, offset by proceeds of $10 million from exercise of stock options.

As of March 31, 2012, the Company is authorized to repurchase, from time to time, up to 5.1 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the three months ended March 31, 2012 and 2011, the Company repurchased 1.0 million shares of common stock on the open market for a total cost of $29 million and $30 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the three months ended March 31, 2012 and 2011, such repurchases totaled 909 thousand shares, at a cost of $27 million, and 45 thousand shares, at a cost of $1 million. Repurchases of shares have been funded with cash generated from operations.

The Company’s working capital at March 31, 2012, included $244 million in cash and cash equivalents. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short- and long-term basis.

On May 2, 2012, the Company announced a quarterly dividend of $.15 per share to be paid to all shareholders of record as of May 25, 2012. The dividend will be paid on June 15, 2012.

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

For the three months ended March 31, 2012, approximately 28% of the Company’s revenues were generated outside of the U.S. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, and Euro, have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

On September 10, 2004, Plaintiff Mark Laffitte, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees. In addition, the Plaintiff seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. On September 18, 2006, the Court issued an order certifying a class with respect to claims for alleged unpaid overtime pay and related statutory penalties but denied certification with respect to claims relating to meal periods and rest time breaks. The stay of proceedings previously entered in this matter was lifted on March 1, 2012 and litigation has resumed. This case is set for voluntary mediation on June 18, 2012. There is no assurance that this case will settle at the mediation. A previous voluntary mediation of this case on August 10, 2010, did not result in a settlement. If settled at mediation, the amounts paid by the Company may be material. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the Company’s financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

On February 23, 2011, Plaintiff Isabel Apolinario, on behalf of herself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California have been misclassified under California law as exempt employees and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees. In addition, the Plaintiff seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged misclassification of these employees as exempt employees. The stay of proceedings previously entered in this matter was lifted on March 1, 2012 and litigation has resumed. This case is set for voluntary mediation on June 18, 2012. There is no assurance that this case will settle at the mediation. If settled at mediation, the amounts paid by the Company may be material. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the Company’s financial statements. The Company believes it has meritorious defenses to the allegations in this case, and the Company intends to continue to vigorously defend against the litigation.

On September 24, 2007, Plaintiff Van Williamson, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers, filed a complaint in California Superior Court naming the Company and three of its wholly owned subsidiaries as Defendants. The complaint alleges that salaried Account Executives and Staffing Managers based in California were not provided meal periods, paid rest periods, and accurate itemized wage statements. It seeks one hour of wages for each employee for each meal and rest period missed during the statutory liability period. It also seeks an unspecified amount for statutory penalties for alleged violations of the California Labor Code arising from the alleged failure to provide the meal and rest periods and accurate itemized wage statements. The stay of proceedings previously entered in this matter was lifted on April 12, 2012. This case is set for voluntary mediation on June 18, 2012. There is no assurance that this case will settle at the mediation. A previous voluntary mediation of this case on August 10, 2010, did not result in a settlement. If settled at mediation, the amounts paid by the Company may be material. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the Company’s financial statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

There have been no material developments with regard to the other legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 1A.	Risk Factors

There have not been any material changes with regard to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (d)
January 1, 2012 to January 31, 2012	10,569	(a)	$28.00	—	6,085,353
February 1, 2012 to February 29, 2012	1,677,273	(b)	$29.38	829,700	5,255,653
March 1, 2012 to March 31, 2012	238,039	(c)	$28.68	187,500	5,068,153

Total January 1, 2012 to March 31, 2012	1,925,881			1,017,200

(a)	Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(b)	Includes 847,573 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for payment of applicable withholding taxes and/or exercise price.
(c)	Includes 50,539 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for payment of applicable withholding taxes and/or exercise price.
(d)	Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 88,000,000 shares have been authorized for repurchase of which 82,931,847 shares have been repurchased as of March 31, 2012.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosure

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

3.2	By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.1	Annual Performance Bonus Plan, as amended and restated.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.1	Part I, Item 1 of this Form 10-Q formatted in XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: May 4, 2012