Form 10-Q
period 2012-06-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2012-08-03
CIK 315213

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2012:

141,803,257 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in thousands, except share amounts)

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$258,578	$279,336
Accounts receivable, less allowances of $24,725 and $22,627	531,848	493,327
Current deferred income taxes	101,636	88,578
Other current assets	148,602	145,437

Total current assets	1,040,664	1,006,678
Goodwill	190,388	189,423
Other intangible assets, net	567	50
Property and equipment, net	105,504	107,972
Other assets	7,276	7,713

Total assets	$1,344,399	$1,311,836

LIABILITIES
Accounts payable and accrued expenses	$123,706	$117,596
Accrued payroll costs and retirement obligations	346,769	355,294
Income taxes payable	25,728	—
Current portion of notes payable and other indebtedness	114	111

Total current liabilities	496,317	473,001
Notes payable and other indebtedness, less current portion	1,487	1,545
Other liabilities	37,235	36,785

Total liabilities	535,039	511,331

Commitments and Contingencies (Note G)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 141,685,589 shares and 142,085,533 shares	142	142
Capital surplus	770,711	759,476
Accumulated other comprehensive income	38,507	40,887
Retained earnings	—	—

Total stockholders’ equity	809,360	800,505

Total liabilities and stockholders’ equity	$1,344,399	$1,311,836

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net service revenues	$1,028,383	$937,966	$2,043,827	$1,818,835
Direct costs of services, consisting of payroll, payroll taxes, insurance costs and reimbursable expenses	613,080	565,678	1,226,441	1,108,458

Gross margin	415,303	372,288	817,386	710,377
Selling, general and administrative expenses	343,264	311,202	665,282	604,888
Amortization of intangible assets	52	40	87	79
Interest income, net	(285)	(238)	(519)	(450)

Income before income taxes	72,272	61,284	152,536	105,860
Provision for income taxes	26,943	24,859	58,873	42,730

Net income	$45,329	$36,425	$93,663	$63,130

Net income available to common stockholders—diluted	$45,101	$35,890	$93,171	$62,194

Net income per share (Note J):
Basic	$.33	$.25	$.67	$.44
Diluted	$.32	$.25	$.67	$.43

Shares:
Basic	138,588	141,286	138,986	141,966
Diluted	139,739	142,585	140,036	143,357

Cash dividends declared per share	$.15	$.14	$.30	$.28

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
COMPREHENSIVE INCOME:
Net income	$45,329	$36,425	$93,663	$63,130
Foreign currency translation adjustments, net of tax	(6,452)	3,581	(2,380)	11,014

Total comprehensive income	$38,877	$40,006	$91,283	$74,144

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share amounts)

	Six Months Ended June 30,
	2012	2011
COMMON STOCK—SHARES:
Balance at beginning of period	142,086	146,183
Net issuances of restricted stock	1,240	1,265
Repurchases of common stock	(3,484)	(3,151)
Exercises of stock options	1,844	584

Balance at end of period	141,686	144,881

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$142	$146
Net issuances of restricted stock	1	1
Repurchases of common stock	(3)	(3)
Exercise of stock options	2	1

Balance at end of period	$142	$145

CAPITAL SURPLUS:
Balance at beginning of period	$759,476	$787,105
Net issuances of restricted stock at par value	(1)	(1)
Repurchases of common stock—excess over par value	(7,714)	(28,412)
Cash dividends ($.30 per share and $.28 per share)	(42,614)	(40,976)
Stock-based compensation expense	20,205	25,447
Exercises of stock options—excess over par value	35,389	13,692
Tax impact of equity incentive plans	5,970	1,496

Balance at end of period	$770,711	$758,351

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$40,887	$47,120
Foreign currency translation adjustments, net of tax	(2,380)	11,014

Balance at end of period	$38,507	$58,134

RETAINED EARNINGS:
Balance at beginning of period	$—	$—
Net income	93,663	63,130
Repurchases of common stock—excess over par value	(93,663)	(63,130)

Balance at end of period	$—	$—

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$93,663	$63,130
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	87	79
Depreciation expense	24,280	25,703
Stock-based compensation expense—restricted stock and stock units	20,205	25,447
Excess tax benefits from stock-based compensation	(2,895)	(944)
Provision for deferred income taxes	(13,973)	(6,781)
Provision for doubtful accounts receivable	4,644	2,309
Changes in assets and liabilities:
Increase in accounts receivable	(44,317)	(65,517)
(Decrease) increase in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	(3,114)	17,479
Increase in income taxes payable	38,650	28,770
Change in other assets, net of change in other liabilities	(1,944)	(1,793)

Net cash flows provided by operating activities	115,286	87,882

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(1,484)	—
Capital expenditures	(24,211)	(28,375)
Increase in trusts for employee benefits and retirement plans	(3,596)	(2,785)

Net cash flows used in investing activities	(29,291)	(31,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(101,380)	(91,545)
Cash dividends paid	(41,874)	(40,307)
Increase in notes payable and other indebtedness	(55)	(60)
Excess tax benefits from stock-based compensation	2,895	944
Proceeds from exercises of stock options	35,391	13,693

Net cash flows used in financing activities	(105,023)	(117,275)

Effect of exchange rate changes on cash and cash equivalents	(1,730)	6,487

Net decrease in cash and cash equivalents	(20,758)	(54,066)
Cash and cash equivalents at beginning of period	279,336	315,137

Cash and cash equivalents at end of period	$258,578	$261,071

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$208	$273
Income taxes, net of refunds	$35,507	$19,251

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2012

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

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of June 30, 2012, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, and income and other taxes. Management estimates are also utilized in the Company’s goodwill impairment assessment.

Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs for the three and six months ended June 30, 2012 and 2011, are reflected in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Advertising costs	$11,290	$10,384	$21,226	$19,750

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2012

Note A—Summary of Significant Accounting Policies (Continued)

Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. Internal-use software development costs capitalized for the three and six months ended June 30, 2012 and 2011 are reflected in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Internal-use software development costs	$4,984	$4,735	$9,681	$7,993

Note B—New Accounting Pronouncements

Balance Sheet Disclosures. In December 2011, the Financial Standards Board (“FASB”) issued authoritative guidance in regards to the presentation of netting assets and liabilities of financial and derivative instruments as a single amount in the statement of financial position to address the difference between GAAP and international financial reporting standards (“IFRS”). This authoritative guidance is to be applied for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect the adoption of this guidance to have a material effect on its Financial Statements.

Comprehensive Income. In June 2011, the FASB issued authoritative guidance which allows an entity the option to present net income, and comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. This authoritative guidance is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Except for presentation requirements, the adoption of this guidance as of March 31, 2012, did not have an impact on the Company’s Financial Statements. In December 2011, the FASB issued authoritative guidance to defer only those changes related to the presentation of reclassification adjustments. The amendments are being made to allow the FASB time to reconsider whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.

Note C—Other Current Assets

Other current assets consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Deposits in trusts for employee benefits and retirement plans	$91,928	$87,646
Other	56,674	57,791

	$148,602	$145,437

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2012

Note D—Goodwill

The following table sets forth the activity in goodwill from December 31, 2011, through June 30, 2012 (in thousands):

Goodwill
Balance as of December 31, 2011	$189,423
Acquisitions	947
Foreign currency translation adjustments	18

Balance as of June 30, 2012	$190,388

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Computer hardware	$125,951	$122,619
Computer software	259,773	249,843
Furniture and equipment	115,850	108,917
Leasehold improvements	116,842	113,972
Other	12,997	15,143

Property and equipment, cost	631,413	610,494
Accumulated depreciation	(525,909)	(502,522)

Property and equipment, net	$105,504	$107,972

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Payroll and benefits	$203,810	$181,035
Employee retirement obligations	88,349	87,031
Workers’ compensation	27,680	24,217
Payroll taxes	26,930	63,011

	$346,769	$355,294

Included in employee retirement obligations is the following (in thousands):

	June 30, 2012	December 31, 2011
Deferred compensation plan and other benefits related to the Company’s Chief Executive Officer	$72,447	$71,603

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2012

Note G—Commitments and Contingencies

The Company’s prior filings contained disclosures regarding three lawsuits against the Company filed in the California Superior Court: one by Plaintiff Mark Laffitte, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers; one by Plaintiff Isabel Apolinario, on behalf of herself and a putative class of salaried Account Executives and Staffing Managers; and one by Plaintiff Van Williamson, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers. As previously reported by the Company, the Company believes it has meritorious defenses to the allegations and has vigorously defended against each litigation. As disclosed in the Company’s Current Report on Form 8-K dated April 24, 2012, and its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, these cases were set for voluntary mediation on June 18, 2012. On July 5, 2012, the parties to these lawsuits entered into a Memorandum of Agreement, which is expected to settle and resolve all claims. The settlement resulted in a pre-tax charge to second quarter 2012 Selling, General and Administrative expenses of $19.0 million and a net after-tax charge to second quarter 2012 Net Income of approximately $11.4 million. The actual settlement of the cases is contingent upon the execution of a formal written settlement agreement approved by the courts. Based on the settlement terms contained in the Memorandum of Agreement, the Company has determined that these cases are not currently material pending legal proceedings. Accordingly, the Company does not presently intend to make disclosures regarding these cases in its future Securities and Exchange Commission filings.

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

Note H—Stockholders’ Equity

Stock Repurchase Program. As of June 30, 2012, the Company is authorized to repurchase, from time to time, up to 3.6 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the six months ended June 30, 2012 and 2011, are reflected in the following table (in thousands):

	Six Months Ended June 30,
	2012	2011
Common stock repurchased (in shares)	2,503	2,958
Common stock repurchased	$72,361	$85,851

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2012

Note H—Stockholders’ Equity (Continued)

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. Repurchases of shares are funded with cash generated from operations. The number and the cost of employee stock plan repurchases made during the six months ended June 30, 2012 and 2011, are reflected in the following table (in thousands):

	Six Months Ended June 30,
	2012	2011
Employee stock plan repurchased (in shares)	980	193
Employee stock plan repurchased	$29,019	$5,694

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for the six months ended June 30, 2012 and 2011, (consisting of stock option exercises and the purchase of shares for the treasury) is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.

Cash Dividends. The Company’s Board of Directors may at their discretion declare and pay dividends upon the shares of the Company’s stock either out of the Company’s retained earnings or capital surplus. The cash dividends declared during the six months ended June 30, 2012 and 2011, are reflected in the following table:

	Six Months Ended June 30,
	2012	2011
Cash dividends declared per share	$.30	$.28

Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus. As a result, the Company had no retained earnings as of June 30, 2012 and December 31, 2011.

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

Recipients of restricted stock do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant, and for grants made prior to July 28, 2009, receive all dividends with respect to such shares on the dividend payment dates, whether or not the shares have vested as long as any performance condition has been met. Restricted stock grants made on or after July 28, 2009, contain forfeitable rights to dividends. Dividends for these grants are accrued on the dividend payment dates but are not paid until the shares vest, and dividends accrued for shares that ultimately do not vest are forfeited. Recipients of stock

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2012

Note I—Stock Plans (Continued)

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

Note J—Net Income Per Share

The calculation of net income per share for the three and six months ended June 30, 2012 and 2011 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic net income per share:
Net income	$45,329	$36,425	$93,663	$63,130
Income allocated to participating securities—basic	228	537	494	939

Net income available to common stockholders—basic	$45,101	$35,888	$93,169	$62,191

Basic weighted average shares	138,588	141,286	138,986	141,966
Basic net income per share	$.33	$.25	$.67	$.44

Diluted net income per share:
Net income	$45,329	$36,425	$93,663	$63,130
Income allocated to participating securities—diluted	228	535	492	936

Net income available to common stockholders—diluted	$45,101	$35,890	$93,171	$62,194

Basic weighted average shares	138,588	141,286	138,986	141,966
Dilutive effect of potential common shares	1,151	1,299	1,050	1,391

Diluted weighted average shares	139,739	142,585	140,036	143,357

Diluted net income per share	$.32	$.25	$.67	$.43

Potential common shares include the dilutive effect of stock options, unvested performance-based restricted stock, restricted stock which contain forfeitable rights to dividends, and stock units. The weighted average diluted common shares outstanding for the three and six months ended June 30, 2012 and 2011, excludes the effect of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total number of anti-dilutive potential common shares	239	803	233	664

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

June 30, 2012

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

The following table provides a reconciliation of revenue and operating income (loss) by reportable segment to consolidated results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net service revenues
Temporary and consultant staffing	$829,008	$752,369	$1,658,665	$1,467,051
Permanent placement staffing	89,141	80,663	172,003	148,267
Risk consulting and internal audit services	110,234	104,934	213,159	203,517

	$1,028,383	$937,966	$2,043,827	$1,818,835

Operating income (loss)
Temporary and consultant staffing	$51,668	$46,241	$120,822	$84,311
Permanent placement staffing	18,358	13,875	31,624	21,742
Risk consulting and internal audit services	2,013	970	(342)	(564)

	72,039	61,086	152,104	105,489
Amortization of intangible assets	52	40	87	79
Interest income, net	(285)	(238)	(519)	(450)

Income before income taxes	$72,272	$61,284	$152,536	$105,860

Note L—Subsequent Events

On August 1, 2012, the Company authorized the repurchase, from time to time, of up to 10 million shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The authorization is in addition to the 3.6 million shares remaining under the existing repurchase program.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2012

Note L—Subsequent Events (Continued)

On August 1, 2012, the Company announced the following:

Quarterly dividend per share	$.15
Declaration date	August 1, 2012
Record date	August 24, 2012
Payment date	September 14, 2012

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Other than updates to estimates used in the Company’s goodwill impairment assessment discussed below, there were no material changes to these critical accounting policies during the six months ended June 30, 2012.

Goodwill Impairment. The Company assesses the impairment of goodwill annually in the second quarter, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with FASB authoritative guidance. The Company completed its annual goodwill impairment analysis as of June 30, 2012, and determined that no adjustment to the carrying value of goodwill was required.

The Company follows FASB authoritative guidance utilizing a two-step approach for determining goodwill impairment. In the first step the Company determines the fair value of each reporting unit utilizing a present value technique derived from a discounted cash flow methodology. For purposes of this assessment the Company’s reporting units are its lines of business. The fair value of the reporting unit is then compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. The second step under the FASB guidance is contingent upon the results of the first step. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second step involves allocating the reporting unit’s fair value to its net assets in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

The Company’s reporting units are Accountemps, Robert Half Finance & Accounting, OfficeTeam, Robert Half Technology, Robert Half Management Resources and Protiviti, which had goodwill balances at June 30, 2012, of $127.4 million, $26.6 million, $0.0 million, $7.1 million, $0.0 million and $29.3 million, respectively, totaling $190.4 million. There were no changes to the Company’s reporting units or to the allocations of goodwill by reporting unit through June 30, 2012.

The goodwill impairment assessment is based upon a discounted cash flow analysis. The estimate of future cash flows is based upon, among other things, a discount rate and certain assumptions about expected future operating performance. The discount rate for all reporting units was determined by management based on estimates of risk free interest rates, beta and market risk premiums. The discount rate used was compared to the rate published in various third party research reports, which indicated that the rate was within a range of reasonableness. The primary assumptions related to future operating performance include revenue growth rates and profitability levels. In addition, the impairment assessment requires that management make certain judgments in allocating shared assets and liabilities to the balance sheets of the reporting units. Solely for purposes of establishing inputs for the fair value calculations described above related to its annual goodwill impairment testing, the Company made the following assumptions. The Company assumed that year-to-date trends would continue for all reporting units through 2012, using unique assumptions for each reporting unit. In addition, the Company applied profitability assumptions consistent with each reporting unit’s historical trends at various revenue levels and, for year 2014 and beyond, used a 5% growth factor to calculate the terminal value at the end of ten years for each unit. This rate is comparable to the Company’s most recent ten-year annual compound revenue growth rate. In its most recent calculation, the Company used a 10.0% discount rate, which is slightly higher than the 9.5% discount rate used for the Company’s test during the second quarter of 2011. This increase in discount rate is attributable primarily to an increase in beta, partially offset by a decrease in the risk free rate.

In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, the Company applied hypothetical decreases to the fair values of each reporting unit. The Company determined that hypothetical decreases in fair value of at least 75% would be required before any reporting unit would have a carrying value in excess of its fair value.

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

Non-GAAP Financial Measures

To help readers understand the Company’s financial performance, the Company supplements its GAAP financial results with revenue growth rates derived from Non-GAAP revenue amounts. Variations in the Company’s financial results include the impact of changes in foreign currency exchange rates and billing days. The Company provides “same billing days and constant currency” revenue growth calculations to remove impact of these items. These calculations show the year-over-year revenue growth rates for the Company’s temporary and consultant staffing and permanent placement staffing segments on both a reported basis and also on a same day, constant-currency basis for Global, U.S. and International operations. The Company has provided this data because management believes it better reflects the Company’s actual revenue growth rates and aids in evaluating revenue trends over time. The Company expresses year-over-year revenue changes as calculated percentages using the same number of billing days and constant currency exchange rates.

In order to calculate constant currency revenue growth rates, as-reported amounts are retranslated using foreign currency exchange rates from the prior year’s comparable period. Management calculates a global, weighted-average number of billing days for each reporting period based upon input from all countries and all staffing lines of business. In order to remove the fluctuations caused by comparable periods having different billing days, the Company calculates same billing day revenue growth rates by dividing each comparative period’s reported revenues by the calculated number of billing days for that period, to arrive at a per billing day amount. Same billing day growth rates are then calculated based upon the per billing day amounts. The term “same billing days and constant currency” means that the impact of different billing days has been removed from the constant currency calculation.

The Non-GAAP financial measures provided herein may not provide information that is directly comparable to that provided by other companies in the Company’s industry, as other companies may calculate such financial results differently. The Company’s Non-GAAP financial measures are not measurements of financial performance under GAAP, and should not be considered as alternatives to actual revenue growth derived from revenue amounts presented in accordance with GAAP. The Company does not consider these Non-GAAP financial measures to be a substitute for, or superior to, the information provided by GAAP financial results. A reconciliation of the same-day, constant-currency revenue growth rates to the reported revenue growth rates is provided herein.

Three months ended June 30, 2012 and 2011

Revenues. The Company’s revenues were $1.0 billion for the three months ended June 30, 2012, increasing by 10% compared to $938 million for the three months ended June 30, 2011. Revenues from foreign operations represented 26% of total revenues for three months ended June 30, 2012, compared to 31% for the three months ended June 30, 2011. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. The Company’s results were strongest domestically across each of the Company’s three reportable segments. Growth rates outside the United States were not as strong, owing in large measure to ongoing concerns over the European debt crisis. The Company has limited exposure to the hardest-hit countries in Europe, but results were affected by a more cautious business environment and lower currency exchange rates in Europe and other parts of the world. Contributing factors for each reportable segment are discussed below in further detail.

Temporary and consultant staffing services revenues were $829 million for the three months ended June 30, 2012, increasing by 10.2% compared to revenues of $752 million for the three months ended June 30, 2011. On a same day, constant-currency basis, temporary and consultant staffing services revenues increased 12.8% for the second quarter of 2012 compared to the second quarter of 2011. In the U.S., as reported revenues in the second quarter of 2012 increased 16.5% compared to the second quarter of 2011. On a same-day basis, U.S. year-over-year revenues grew 16.9%. The Company’s temporary and consultant staffing services revenues from international operations decreased 5.2% compared to the second quarter of 2011. On a same day, constant-currency basis, the Company’s revenues from international operations increased 2.8% in the second quarter of 2012 compared to the second quarter of 2011.

Permanent placement staffing revenues were $89 million for the three months ended June 30, 2012, increasing by 10.5% compared to revenues of $81 million for the three months ended June 30, 2011. On a same day, constant-currency basis, permanent placement revenues increased 14.7% for the second quarter of 2012 compared to the second quarter of 2011. In the U.S., revenues in the second quarter of 2012 increased 22.0% compared to the second quarter of 2011. On a same-day basis, U.S. year-over-year revenues increased 22.4%. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue. The Company’s permanent placement staffing services revenues from international operations decreased 1.9% compared to the second quarter of 2011. On a same day, constant-currency basis, the Company’s revenues from international operations increased 6.5% in the second quarter of 2012 compared to the second quarter of 2011.

A reconciliation of the Non-GAAP year-over-year revenue growth rates to the As Reported year-over-year revenue growth rates for the three months ended June 30, 2012, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	10.2%	16.5%	-5.2%
Billing Days Impact	0.4%	0.4%	0.3%
Currency Impact	2.2%	—	7.7%

Same Billing Days and Constant Currency	12.8%	16.9%	2.8%

Permanent placement staffing
As Reported	10.5%	22.0%	-1.9%
Billing Days Impact	0.3%	0.4%	0.4%
Currency Impact	3.9%	—	8.0%

Same Billing Days and Constant Currency	14.7%	22.4%	6.5%

Risk consulting and internal audit services revenues were $110 million for the three months ended June 30, 2012, increasing by 5.0% compared to revenues of $105 million for the three months ended June 30, 2011. Contributing to the increase were the improved economic conditions in U.S. In the U.S., revenues in the second quarter of 2012 increased 10.0% compared to the second quarter of 2011. The Company’s risk consulting and internal audit services revenues from international operations decreased 7.8% compared to the second quarter of 2011.

Gross Margin. The Company’s gross margin dollars were $415 million for the three months ended June 30, 2012, increasing by 12% compared to $372 million for the three months ended June 30, 2011. In the second quarter of 2012, gross margin dollars increased for all three of the Company’s reportable segments compared to the second quarter of 2011. Gross margin as a percentage of revenues increased for the Company’s temporary and consultant staffing services segment and decreased for the risk consulting and internal audit services division on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $297 million for the three months ended June 30, 2012, increasing by 13% compared to $263 million for the three months ended June 30, 2011. As a percentage of revenues, gross margin for temporary and consultant staffing services was 35.8% in the second quarter of 2012, up from 35.0% in the second quarter of 2011. The higher temporary and consultant gross margin percentage is primarily the result of higher pay/bill spreads. Pay/bill spreads represent the differential between wages paid to temporary employees and amounts billed to clients.

Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $89 million for the three months ended June 30, 2012, increasing by 11% compared to $81 million for the three months ended June 30, 2011. Because reimbursable expenses for permanent placement staffing services are de minimis, the increase in gross margin dollars is substantially explained by the increase in revenues previously discussed.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $29 million for the three months ended June 30, 2012, increasing by 3% compared to $28 million for the three months ended June 30, 2011. As a percentage of revenues, gross margin for risk consulting and internal audit services was 26.4% in the second quarter of 2012, down from 26.9% in the second quarter of 2011. The year-over-year margin decrease is primarily due to lower staff utilization levels outside of the United States.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses were $343 million for the three months ended June 30, 2012, increasing by 10% compared to $311 million for the three months ended June 30, 2011. As a percentage of revenues, the Company’s selling, general and administrative expenses were 33.4% for the second quarter of 2012, up from 33.2% for the second quarter of 2011. The increase in Q2 2012 selling, general and administrative expenses was primarily due to a $19 million, or 1.8% of revenues, charge related to a litigation settlement disclosed in the Company’s July 5, 2012, Form 8-K. This charge more than offset percentage decreases in administrative compensation and fixed overhead due to higher operating leverage obtained by higher revenues. Contributing factors related to each reportable segment are discussed below in further detail.

Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $245 million for the three months ended June 30, 2012, up 13% from $217 million for the three months ended June 30, 2011. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 29.6% in the second quarter of 2012, up from 28.9% in the second quarter of 2011. For the second quarter of 2012 compared to the second quarter of 2011, the increase in selling, general and administrative expenses as a percentage of revenue is primarily due to the previously mentioned litigation settlement.

Selling, general and administrative expenses for the Company’s permanent placement staffing division were $71 million for the three months ended June 30, 2012, increasing by 6% compared to $67 million for the three months ended June 30, 2011. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 79.4% in the second quarter of 2012, down from 82.7% in the second quarter of 2011. For the second quarter of 2012 compared to the second quarter of 2011, improved leverage in general and administrative expenses, as a result of higher revenue, drove the overall decrease as a percentage of revenues.

Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $27 million for the three months ended June 30, 2012, remaining flat compared to the three months ended June 30, 2011. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 24.6% in the second quarter of 2012, down from 26.0% compared to the second quarter of 2011. For the second quarter of 2012 compared to the second quarter of 2011, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to higher operating leverage obtained by higher revenues.

Operating Income. The Company’s total operating income was $72 million, or 7.0% of revenues, for the three months ended June 30, 2012, increasing by 18% from $61 million, or 6.5% of revenues, for the three months ended June 30, 2011. For the Company’s temporary and consultant staffing services division, operating income was $52 million, or 6.2 % of applicable revenues, up from $46 million, or 6.1% of applicable revenues, in the second quarter of 2011. For the Company’s permanent placement staffing division, operating income was $18 million, or 20.6% of applicable revenues, up from an operating income of $14 million, or 17.2% of applicable revenues, in the second quarter of 2011. For the Company’s risk consulting and internal audit services division, operating income was $2 million, or 1.8% of applicable revenues, up from an operating income of $1 million, or 0.9% of applicable revenues, in the second quarter of 2011.

Provision for income taxes. The provision for income taxes was 37% and 41% for the three months ended June 30, 2012 and 2011, respectively. The lower provision for the three months ended June 30, 2012, was primarily due to the resolution of certain tax matters.

Six months ended June 30, 2012 and 2011

Revenues. The Company’s revenues were $2.0 billion for the six months ended June 30, 2012, increasing by 12% compared to $1.8 billion for the six months ended June 30, 2011. Revenues from foreign operations represented 27% and 31% of total revenues for the six months ended June 30, 2012 and 2011, respectively. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services. In the first half of 2012, revenues for all three of the Company’s reportable segments were up compared to the first half of 2011. Results were strongest domestically, with growth rates outside the United States impacted by ongoing concerns over the European debt crisis. Contributing factors for each reportable segment are discussed below in further detail.

Temporary and consultant staffing services revenues were $1.6 billion for the six months ended June 30, 2012, increasing by 13.1% compared to revenues of $1.5 billion for the six months ended June 30, 2011. On a same day, constant-currency basis, temporary and consultant staffing services revenues increased 14.2% for the first half of 2012 compared to the first half of 2011. In the U.S., revenues in the first half of 2012 increased 18.3%, or 17.9% on a same-day basis, compared to the first half of 2011. For the Company’s international operations, revenues in the first half of 2012 increased 0.4%, or 5.3% on a same-day, constant currency basis, compared to the first half of 2011.

Permanent placement revenues were $172 million for the six months ended June 30, 2012, increasing by 16.0% compared to revenues of $148 million for the six months ended June 30, 2011. On a same day, constant- currency basis, permanent placement revenues increased 18.3% for the first half of 2012 compared to the first half of 2011. In the U.S., revenues in the first half of 2012 increased 25.3%, or 24.9% on a same-day basis, compared to the first half of 2011. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue. For the Company’s international operations, revenues in the first half of 2012 increased 6.0%, or 11.1% on a same day, constant-currency basis, compared to the first half of 2011.

A reconciliation of the Non-GAAP year-over-year revenue growth rates to the As Reported year-over-year revenue growth rates for the six months ended June 30, 2012, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	13.1%	18.3%	0.4%
Billing Days Impact	-0.4%	-0.4%	-0.4%
Currency Impact	1.5%	—	5.3%

Same Billing Days and Constant Currency	14.2%	17.9%	5.3%

Permanent placement staffing
As Reported	16.0%	25.3%	6.0%
Billing Days Impact	-0.3%	-0.4%	-0.4%
Currency Impact	2.6%	—	5.5%

Same Billing Days and Constant Currency	18.3%	24.9%	11.1%

Risk consulting and internal audit services revenues were $213 million for the six months ended June 30, 2012, increasing by 4.7% compared to revenues of $204 million for the six months ended June 30, 2011. Contributing to the increase was higher demand in U.S. In the U.S., revenues in the first half of 2012 increased 9.4% compared to the first half of 2011. For the Company’s international operations, revenues in the first half of 2012 decreased 7.5% compared to the first half of 2011.

Gross Margin. The Company’s gross margin dollars were $817 million for the six months ended June 30, 2012, up from $710 million for the six months ended June 30, 2011. For the first half of 2012 compared to the first half of 2011, gross margin dollars increased for the Company’s temporary and consultant staffing services and permanent placement staffing segments and remained flat for the risk consulting and internal audit services. Gross margin as a percentage of revenues increased for the Company’s temporary and consultant staffing services division and decreased for the risk consulting and internal audit services division on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $592 million for the six months ended June 30, 2012, increasing by 16% compared to $509 million for the six months ended June 30, 2011. As a percentage of revenues, gross margin for temporary and consultant staffing services was 35.7% in the first half of 2012, up from 34.7% in the first half of 2011. The year over year gross margin improvement was driven by higher pay/bill spreads. Pay/bill spreads represent the differential between wages paid to temporary employees and amounts billed to clients.

Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $172 million for the six months ended June 30, 2012, increasing by 16% compared to $148 million for the six months ended June 30, 2011. Because reimbursable expenses for permanent placement staffing services are de minimis, the increase in gross margin dollars is substantially explained by the increase in revenues previously discussed.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $53 million for the six months ended June 30, 2012, remaining flat compared to $53 million for the six months ended June 30, 2011. As a percentage of revenues, gross margin for risk consulting and internal audit services was 24.8% in for the first half of 2012, down from 26.1% in the first half of 2011. The year-over-year margin decrease is primarily due to lower staff utilization levels, particularly outside of the United States.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses were $665 million for the six months ended June 30, 2012, increasing by 10% compared to $605 million for the six months ended June 30, 2011. As a percentage of revenues, the Company’s selling, general and administrative expenses were 32.6% for the first half of 2012, down from 33.3% for the first half of 2011. Contributing factors for each reportable segment are discussed below in further detail.

Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $472 million for the six months ended June 30, 2012, up 11% from $425 million for the six months ended June 30, 2011. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 28.4% in the first half of 2012, down from 29.0% in the first half of 2011. For the first half of 2012 compared to the first half of 2011, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to the higher operating leverage obtained by higher revenues, partially offset by the previously mentioned litigation settlement.

Selling, general and administrative expenses for the Company’s permanent placement staffing division were $140 million for the six months ended June 30, 2012, increasing by 11% compared to $126 million for the six months ended June 30, 2011. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 81.6% in the first half of 2011, down from 85.3% in the first half of 2011. For the first half of 2012 compared to the first half of 2011, improved leverage in general and administrative expenses, as a result of higher revenue, drove the overall decrease as a percentage of revenues.

Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $53 million for the six months ended June 30, 2012, decreasing by 1% compared to $54 million for the six months ended June 30, 2011. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 25.0% in the first half of 2012, down from 26.3% in the first half of 2011. For the first half of 2012 compared to the first half of 2011, decreases as a percentage of revenues fixed overhead drove the overall decrease.

Operating Income. The Company’s total operating income was $152 million, or 7.4% of revenues, for the six months ended June 30, 2012, increasing by 44% from $105 million, or 5.8% of revenues, for the six months ended June 30, 2011. For the Company’s temporary and consultant staffing services division, operating income was $121 million, or 7.3% of applicable revenues, up from $84 million, or 5.7% of applicable revenues, in the first half of 2011. For the Company’s permanent placement staffing division, operating income was $31 million, or 18.4% of applicable revenues, up from operating income of $22 million, or 14.7% of applicable revenues, in the first half of 2011. For the Company’s risk consulting and internal audit services division, operating loss was $0.3 million, or negative 0.2% of applicable revenues, improving from an operating loss of $1 million, or negative 0.3% of applicable revenues, in the first half of 2011.

Provision for income taxes. The provision for income taxes was 39% and 40% for the six months ended June 30, 2012 and 2011, respectively. The lower provision for the six months ended June 30, 2012 was primarily due to the resolution of certain tax matters.

Liquidity and Capital Resources

The change in the Company’s liquidity during the six months ended June 30, 2012 and 2011 is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and payment of dividends.

Cash and cash equivalents were $259 million and $261 million at June 30, 2012 and 2011, respectively. Operating activities provided $115 million during the six months ended June 30, 2012, which was more than offset by $29 million and $105 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $88 million during the six months ended June 30, 2011, which was more than offset by $31 million and $117 million of net cash used in investing activities and financing activities, respectively.

Operating activities—Net cash provided by operating activities for the six months ended June 30, 2012, was composed of net income of $94 million, adjusted for non-cash items of $32 million, and offset by changes in working capital of $11 million. Net cash provided by operating activities for the six months ended June 30, 2011, was composed of net income of $63 million, adjusted for non-cash items of $46 million, and offset by changes in working capital of $21 million.

Investing activities—Net cash used in investing activities for the six months ended June 30, 2012, was $29 million. This was composed of capital expenditures of $24 million, deposits to trusts for employee benefits and retirement plans of $4 million and payment for acquisitions, net of cash acquired of $1 million. Net cash used in investing activities for the six months ended June 30, 2011, was $31 million. This was composed of capital expenditures of $28 million and deposits to trusts for employee benefits and retirement plans of $3 million.

Financing activities—Net cash used in financing activities for the six months ended June 30, 2012, was $105 million. This included repurchases of $101 million in common stock and $42 million in cash dividends to stockholders, offset by proceeds of $35 million from exercises of stock options and $3 million in excess tax benefits from stock-based compensation. Net cash used in financing activities for the six months ended June 30, 2011, was $117 million. This included repurchases of $92 million in common stock and $40 million in cash dividends to stockholders, offset by proceeds of $14 million from exercise of stock options and $1 million in excess tax benefits from stock-based compensation.

As of June 30, 2012, the Company is authorized to repurchase, from time to time, up to 3.6 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the six months ended June 30, 2012 and 2011, the Company repurchased 2.5 million shares and 3.0 million shares of common stock on the open market for a total cost of $72 million and $86 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the six months ended June 30, 2012 and 2011, such repurchases totaled 1.0 million shares, at a cost of $29 million, and 0.2 million shares, at a cost of $6 million, respectively. Repurchases of shares have been funded with cash generated from operations.

The Company’s working capital at June 30, 2012, included $259 million in cash and cash equivalents. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short- and long-term basis.

On August 1, 2012, the Company announced a quarterly dividend of $.15 per share to be paid to all shareholders of record as of August 24, 2012. The dividend will be paid on September 14, 2012.

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

For the six months ended June 30, 2012, approximately 27% of the Company’s revenues were generated outside of the U.S. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, and Euro, have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

The Company’s prior filings contained disclosures regarding three lawsuits against the Company filed in the California Superior Court: one by Plaintiff Mark Laffitte, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers; one by Plaintiff Isabel Apolinario, on behalf of herself and a putative class of salaried Account Executives and Staffing Managers; and one by Plaintiff Van Williamson, on behalf of himself and a putative class of salaried Account Executives and Staffing Managers. As previously reported by the Company, the Company believes it has meritorious defenses to the allegations and has vigorously defended against each litigation. As disclosed in the Company’s current report on Form 8-K dated April 24, 2012, and its quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2012, these cases were set for voluntary mediation on June 18, 2012. On July 5, 2012, the parties to these lawsuits entered into a Memorandum of Agreement which is expected to settle and resolve all claims. The settlement resulted in a net after-tax charge to second quarter 2012 Net Income of approximately $11.4 million. The actual settlement of the cases is contingent upon the execution of a formal written settlement agreement approved by the courts. Based on the settlement terms contained in the Memorandum of Agreement, the Company has determined that these cases are not currently material pending legal proceedings. Accordingly, the Company does not presently intend to make disclosures regarding these cases in its future Securities and Exchange Commission filings.

There have been no material developments with regard to the other legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011 and its quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2012.

ITEM 1A.	Risk Factors

There have not been any material changes with regard to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (d)
April 1, 2012 to April 30, 2012	100,495	(a)	$29.78	100,000	4,968,153
May 1, 2012 to May 31, 2012	1,120,589	(b)	$29.36	1,080,649	3,887,504
June 1, 2012 to June 30, 2012	336,801	(c)	$27.00	305,600	3,581,904

Total April 1, 2012 to June 30, 2012	1,557,885			1,486,249

(a)	Includes 495 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(b)	Includes 39,940 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for payment of applicable withholding taxes and/or exercise price.
(c)	Includes 31,201 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for payment of applicable withholding taxes and/or exercise price.
(d)	Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. As of September 30, 2010, a total of 88,000,000 shares had been authorized for repurchase since plan inception, of which, 84,418,096 shares had been repurchased. On August 1, 2012, the Company’s Board of Directors authorized the repurchase, from time to time, of up to 10,000,000 additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions, bringing the total authorization since plan inception to 98,000,000 shares and the remaining authorization to 13,581,904 shares.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosure

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

3.2	By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.1	Amendment to Restricted Share Agreement dated as of May 9, 2012, between Registrant and Harold M. Messmer, Jr.

10.2	Form of Amendment to Restricted Share Agreement.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.1	Part I, Item 1 of this Form 10-Q formatted in XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: August 3, 2012