Form 10-Q
period 2012-09-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2012-11-08
CIK 315213

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2012:

140,738,839 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in thousands, except share amounts)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$289,428	$279,336
Accounts receivable, less allowances of $26,226 and $22,627	556,590	493,327
Current deferred income taxes	106,971	88,578
Other current assets	151,835	145,437

Total current assets	1,104,824	1,006,678
Goodwill	190,924	189,423
Other intangible assets, net	466	50
Property and equipment, net	105,184	107,972
Other assets	5,309	7,713

Total assets	$1,406,707	$1,311,836

LIABILITIES
Accounts payable and accrued expenses	$141,909	$117,596
Accrued payroll costs and retirement obligations	366,297	355,294
Income taxes payable	24,319	—
Current portion of notes payable and other indebtedness	117	111

Total current liabilities	532,642	473,001
Notes payable and other indebtedness, less current portion	1,458	1,545
Other liabilities	36,735	36,785

Total liabilities	570,835	511,331

Commitments and Contingencies (Note G)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 140,810,908 shares and 142,085,533 shares	141	142
Capital surplus	784,327	759,476
Accumulated other comprehensive income	42,719	40,887
Retained earnings	8,685	—

Total stockholders’ equity	835,872	800,505

Total liabilities and stockholders’ equity	$1,406,707	$1,311,836

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net service revenues	$1,033,173	$984,668	$3,077,000	$2,803,503
Direct costs of services, consisting of payroll, payroll taxes, insurance costs and reimbursable expenses	617,924	592,765	1,844,365	1,701,223

Gross margin	415,249	391,903	1,232,635	1,102,280
Selling, general and administrative expenses	321,030	319,817	986,312	924,705
Amortization of intangible assets	100	39	187	118
Interest income, net	(348)	(148)	(867)	(598)

Income before income taxes	94,467	72,195	247,003	178,055
Provision for income taxes	36,807	28,027	95,680	70,757

Net income	$57,660	$44,168	$151,323	$107,298

Net income available to common stockholders—diluted	$57,383	$43,556	$150,551	$105,740

Net income per share (Note J):
Basic	$.42	$.31	$1.09	$.75
Diluted	$.41	$.31	$1.08	$.74

Shares:
Basic	137,918	139,449	138,627	141,118
Diluted	139,141	140,433	139,735	142,373

Cash dividends declared per share	$.15	$.14	$.45	$.42

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
COMPREHENSIVE INCOME:
Net income	$57,660	$44,168	$151,323	$107,298
Foreign currency translation adjustments, net of tax	4,212	(14,611)	1,832	(3,597)

Total comprehensive income	$61,872	$29,557	$153,155	$103,701

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2012	2011
COMMON STOCK—SHARES:
Balance at beginning of period	142,086	146,183
Net issuances of restricted stock	1,264	1,252
Repurchases of common stock	(4,521)	(5,238)
Exercises of stock options	1,982	661

Balance at end of period	140,811	142,858

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$142	$146
Net issuances of restricted stock	1	1
Repurchases of common stock	(4)	(5)
Exercise of stock options	2	1

Balance at end of period	$141	$143

CAPITAL SURPLUS:
Balance at beginning of period	$759,476	$787,105
Net issuances of restricted stock at par value	(1)	(1)
Repurchases of common stock—excess over par value	(7,715)	(33,088)
Cash dividends ($.45 per share and $.42 per share)	(42,614)	(61,016)
Stock-based compensation expense	30,891	38,193
Exercises of stock options—excess over par value	37,840	15,277
Tax impact of equity incentive plans	6,450	1,814

Balance at end of period	$784,327	$748,284

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$40,887	$47,120
Foreign currency translation adjustments, net of tax	1,832	(3,597)

Balance at end of period	$42,719	$43,523

RETAINED EARNINGS:
Balance at beginning of period	$—	$—
Net income	151,323	107,298
Repurchases of common stock—excess over par value	(121,388)	(107,298)
Cash dividends (.45 per share)	(21,250)	—

Balance at end of period	$8,685	$—

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$151,323	$107,298
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	187	118
Depreciation expense	36,323	38,509
Stock-based compensation expense—restricted stock and stock units	30,891	38,193
Excess tax benefits from stock-based compensation	(3,104)	(1,087)
Provision for deferred income taxes	(19,544)	(7,186)
Provision for doubtful accounts receivable	7,657	3,940
Changes in assets and liabilities:
Increase in accounts receivable	(68,578)	(99,490)
Increase in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	19,201	56,280
Increase in income taxes payable	37,019	30,701
Change in other assets, net of change in other liabilities	(121)	(7,608)

Net cash flows provided by operating activities	191,254	159,668

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(1,525)	—
Capital expenditures	(35,816)	(41,708)
Increase in trusts for employee benefits and retirement plans	(5,752)	(4,812)

Net cash flows used in investing activities	(43,093)	(46,520)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(117,468)	(140,391)
Cash dividends paid	(62,691)	(60,024)
Increase in notes payable and other indebtedness	(76)	(92)
Excess tax benefits from stock-based compensation	3,104	1,087
Proceeds from exercises of stock options	37,843	15,279

Net cash flows used in financing activities	(139,288)	(184,141)

Effect of exchange rate changes on cash and cash equivalents	1,219	(1,418)

Net increase (decrease) in cash and cash equivalents	10,092	(72,411)
Cash and cash equivalents at beginning of period	279,336	315,137

Cash and cash equivalents at end of period	$289,428	$242,726

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$308	$409
Income taxes, net of refunds	$80,158	$44,857
Non-cash items:
Stock repurchases awaiting settlement	$11,639	$—

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2012

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

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of September 30, 2012, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, and income and other taxes. Management estimates are also utilized in the Company’s goodwill impairment assessment.

Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs for the three and nine months ended September 30, 2012 and 2011, are reflected in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Advertising costs	$10,522	$11,283	$31,748	$31,033

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2012

Note A—Summary of Significant Accounting Policies (Continued)

Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. Internal-use software development costs capitalized for the three and nine months ended September 30, 2012 and 2011 are reflected in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Internal-use software development costs	$4,377	$5,717	$14,058	$13,710

Note B—New Accounting Pronouncements

Balance Sheet Disclosures. In December 2011, the Financial Standards Board (“FASB”) issued authoritative guidance in regards to the presentation of netting assets and liabilities related to financial and derivative instruments as a single amount in the statement of financial position to address the difference between GAAP and international financial reporting standards (“IFRS”). This authoritative guidance is to be applied for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect the adoption of this guidance to have a material effect on its Financial Statements.

Comprehensive Income. In June 2011, the FASB issued authoritative guidance which requires an entity to present net income, and comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. This authoritative guidance is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Except for presentation requirements, the adoption of this guidance as of March 31, 2012, did not have an impact on the Company’s Financial Statements.

Note C—Other Current Assets

Other current assets consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Deposits in trusts for employee benefits and retirement plans	$95,266	$87,646
Other	56,569	57,791

	$151,835	$145,437

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2012

Note D—Goodwill

The following table sets forth the activity in goodwill from December 31, 2011, through September 30, 2012 (in thousands):

Goodwill
Balance as of December 31, 2011	$189,423
Acquisitions	988
Foreign currency translation adjustments	513

Balance as of September 30, 2012	$190,924

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Computer hardware	$130,469	$122,619
Computer software	264,552	249,843
Furniture and equipment	113,912	108,917
Leasehold improvements	119,206	113,972
Other	13,228	15,143

Property and equipment, cost	641,367	610,494
Accumulated depreciation	(536,183)	(502,522)

Property and equipment, net	$105,184	$107,972

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Payroll and benefits	$219,345	$181,035
Employee retirement obligations	89,325	87,031
Workers’ compensation	29,735	24,217
Payroll taxes	27,892	63,011

	$366,297	$355,294

Included in employee retirement obligations is the following (in thousands):

	September 30, 2012	December 31, 2011
Deferred compensation plan and other benefits related to the Company’s Chief Executive Officer	$73,155	$71,603

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2012

Note G—Commitments and Contingencies

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

Note H—Stockholders’ Equity

Stock Repurchase Program. As of September 30, 2012, the Company is authorized to repurchase, from time to time, up to 12.6 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the nine months ended September 30, 2012 and 2011, are reflected in the following table (in thousands):

	Nine Months Ended September 30,
	2012	2011
Common stock repurchased (in shares)	3,502	5,021
Common stock repurchased	$98,990	$134,026

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. Repurchases of shares are funded with cash generated from operations. The number and the cost of employee stock plan repurchases made during the nine months ended September 30, 2012 and 2011, are reflected in the following table (in thousands):

	Nine Months Ended September 30,
	2012	2011
Employee stock plan repurchased (in shares)	1,019	216
Employee stock plan repurchased	$30,117	$6,365

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for the nine months ended September 30, 2012 and

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2012

Note H—Stockholders’ Equity (Continued)

2011, (consisting of stock option exercises and the purchase of shares for the treasury) is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.

Cash Dividends. The Company’s Board of Directors may at their discretion declare and pay dividends upon the shares of the Company’s stock either out of the Company’s retained earnings or capital surplus. The cash dividends declared during the nine months ended September 30, 2012 and 2011, are reflected in the following table:

	Nine Months Ended September 30,
	2012	2011
Cash dividends declared per share	$.45	$.42

Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus. As a result, the Company had no retained earnings as of December 31, 2011.

Note I—Stock Plans

Under various stock plans, officers, employees and outside directors have received or may receive grants of restricted stock, stock units, stock appreciation rights or options to purchase common stock. Grants have been made at the discretion of the Committees of the Board of Directors. Grants generally vest over four years. Shares offered under the plans are authorized but unissued shares or treasury shares.

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2012

Note J—Net Income Per Share

The calculation of net income per share for the three and nine months ended September 30, 2012 and 2011 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic net income per share:
Net income	$57,660	$44,168	$151,323	$107,298
Income allocated to participating securities—basic	278	615	776	1,564

Net income available to common stockholders—basic	$57,382	$43,553	$150,547	$105,734

Basic weighted average shares	137,918	139,449	138,627	141,118
Basic net income per share	$.42	$.31	$1.09	$.75

Diluted net income per share:
Net income	$57,660	$44,168	$151,323	$107,298
Income allocated to participating securities—diluted	277	612	772	1,558

Net income available to common stockholders—diluted	$57,383	$43,556	$150,551	$105,740

Basic weighted average shares	137,918	139,449	138,627	141,118
Dilutive effect of potential common shares	1,223	984	1,108	1,255

Diluted weighted average shares	139,141	140,433	139,735	142,373

Diluted net income per share	$.41	$.31	$1.08	$.74

Potential common shares include the dilutive effect of stock options, unvested performance-based restricted stock, restricted stock which contain forfeitable rights to dividends, and stock units. The weighted average diluted common shares outstanding for the three and nine months ended September 30, 2012 and 2011, excludes the effect of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total number of anti-dilutive potential common shares	406	2,996	231	764

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

September 30, 2012

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

The accounting policies of the segments are set forth in Note A—”Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company evaluates performance based on income or loss from operations before net interest income, intangible amortization expense, and income taxes.

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net service revenues
Temporary and consultant staffing	$831,922	$794,722	$2,490,587	$2,261,773
Permanent placement staffing	81,757	79,064	253,760	227,331
Risk consulting and internal audit services	119,494	110,882	332,653	314,399

	$1,033,173	$984,668	$3,077,000	$2,803,503

Operating income
Temporary and consultant staffing	$75,832	$61,196	$196,654	$145,507
Permanent placement staffing	12,538	7,719	44,162	29,461
Risk consulting and internal audit services	5,849	3,171	5,507	2,607

	94,219	72,086	246,323	177,575
Amortization of intangible assets	100	39	187	118
Interest income, net	(348)	(148)	(867)	(598)

Income before income taxes	$94,467	$72,195	$247,003	$178,055

Note L—Subsequent Events

On November 8, 2012, the Company announced the following:

Quarterly dividend per share	$.15
Declaration date	November 8, 2012
Record date	November 26, 2012
Payment date	December 14, 2012

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Other than updates to estimates used in the Company’s goodwill impairment assessment discussed below, there were no material changes to these critical accounting policies during the nine months ended September 30, 2012.

Goodwill Impairment. The Company assesses the impairment of goodwill annually in the second quarter, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with FASB authoritative guidance. The Company completed its annual goodwill impairment analysis as of June 30, 2012, and determined that no adjustment to the carrying value of goodwill was required. There were no events or changes in circumstances during the nine months ended September 30, 2012 that caused the Company to perform an interim impairment assessment.

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

The Company’s reporting units are Accountemps, Robert Half Finance & Accounting, OfficeTeam, Robert Half Technology, Robert Half Management Resources and Protiviti, which had goodwill balances at September 30, 2012, of $127.5 million, $26.6 million, $0.0 million, $7.2 million, $0.0 million and $29.6 million, respectively, totaling $190.9 million. There were no changes to the Company’s reporting units or to the allocations of goodwill by reporting unit during the nine months ended September 30, 2012.

The goodwill impairment assessment is based upon a discounted cash flow analysis. The estimate of future cash flows is based upon, among other things, a discount rate and certain assumptions about expected future operating performance. The discount rate for all reporting units was determined by management based on estimates of risk free interest rates, beta and market risk premiums. The discount rate used was compared to the rate published in various third party research reports, which indicated that the rate was within a range of reasonableness. The primary assumptions related to future operating performance include revenue growth rates and profitability levels. In addition, the impairment assessment requires that management make certain judgments in allocating shared assets and liabilities to the balance sheets of the reporting units. Solely for purposes of establishing inputs for the fair value calculations described above related to its annual goodwill impairment testing, the Company made the following assumptions. The Company assumed that year-to-date trends would continue for all reporting units through 2012, using unique assumptions for each reporting unit. In addition, the Company applied profitability assumptions consistent with each reporting unit’s historical trends at various revenue levels and, for 2014 and beyond, used a 5% growth factor to calculate the terminal value at the end of ten years for each unit. This rate is comparable to the Company’s most recent ten-year annual compound revenue growth rate. In its most recent calculation, the Company used a 10.0% discount rate, which is slightly higher than the 9.5% discount rate used for the Company’s test during the second quarter of 2011. This increase in discount rate is attributable primarily to an increase in beta, partially offset by a decrease in the risk free rate.

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

Non-GAAP Financial Measures

To help readers understand the Company’s financial performance, the Company supplements its GAAP financial results with revenue growth rates derived from non-GAAP revenue amounts. Variations in the Company’s financial results include the impact of changes in foreign currency exchange rates and billing days. The Company provides “same billing days and constant currency” revenue growth calculations to remove the impact of these items. These calculations show the year-over-year revenue growth rates for the Company’s temporary and consultant staffing and permanent placement staffing segments on both a reported basis and also on a same day, constant-currency basis for global, U.S. and international operations. The Company has provided this data because management believes it better reflects the Company’s actual revenue growth rates and aids in evaluating revenue trends over time. The Company expresses year-over-year revenue changes as calculated percentages using the same number of billing days and constant currency exchange rates.

In order to calculate constant currency revenue growth rates, as reported amounts are retranslated using foreign currency exchange rates from the prior year’s comparable period. Management calculates a global, weighted-average number of billing days for each reporting period based upon input from all countries and all staffing lines of business. In order to remove the fluctuations caused by comparable periods having different billing days, the Company calculates same billing day revenue growth rates by dividing each comparative period’s reported revenues by the calculated number of billing days for that period, to arrive at a per billing day amount. Same billing day growth rates are then calculated based upon the per billing day amounts. The term “same billing days and constant currency” means that the impact of different billing days has been removed from the constant currency calculation.

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

Three months ended September 30, 2012 and 2011

Revenues. The Company’s revenues were $1.03 billion for the three months ended September 30, 2012, increasing by 5% compared to $985 million for the three months ended September 30, 2011. Revenues from foreign operations represented 26% of total revenues for three months ended September 30, 2012, compared to 30% for the three months ended September 30, 2011. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. The Company’s results were strongest domestically across each of the Company’s three reportable segments. Growth rates outside the United States were not as strong, owing in large measure to ongoing concerns over the European debt crisis. The Company has limited exposure to the hardest-hit countries in Europe, but results were affected by a more cautious business environment and lower currency exchange rates in Europe and other parts of the world. Contributing factors for each reportable segment are discussed below in further detail.

Temporary and consultant staffing services revenues were $832 million for the three months ended September 30, 2012, increasing by 4.7% compared to revenues of $795 million for the three months ended September 30, 2011. On a same-day, constant-currency basis, temporary and consultant staffing services revenues increased 7.9% for the third quarter of 2012 compared to the third quarter of 2011. In the U.S., as reported revenues in the third quarter of 2012 increased 10.0% compared to the third quarter of 2011. On a same-day basis, U.S. year-over-year revenues grew 11.4%. The Company’s temporary and consultant staffing services revenues from international operations decreased 8.7% compared to the third quarter of 2011. On a same-day, constant-currency basis, the Company’s revenues from international operations decreased 0.8% in the third quarter of 2012 compared to the third quarter of 2011.

Permanent placement staffing revenues were $82 million for the three months ended September 30, 2012, increasing by 3.4% compared to revenues of $79 million for the three months ended September 30, 2011. On a same-day, constant-currency basis, permanent placement revenues increased 8.0% for the third quarter of 2012 compared to the third quarter of 2011. In the U.S., revenues in the third quarter of 2012 increased 15.2% compared to the third quarter of 2011. On a same-day basis, U.S. year-over-year revenues increased 16.7%. The Company’s permanent placement staffing services revenues from international operations decreased 10.2% compared to the third quarter of 2011. On a same-day, constant-currency basis, the Company’s revenues from international operations decreased 1.9% in the third quarter of 2012 compared to the third quarter of 2011. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue.

A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended September 30, 2012, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	4.7%	10.0%	-8.7%
Billing Days Impact	1.3%	1.4%	1.2%
Currency Impact	1.9%	—	6.7%

Same Billing Days and Constant Currency	7.9%	11.4%	-0.8%

Permanent placement staffing
As Reported	3.4%	15.2%	-10.2%
Billing Days Impact	1.3%	1.5%	1.3%
Currency Impact	3.3%	—	7.0%

Same Billing Days and Constant Currency	8.0%	16.7%	-1.9%

Risk consulting and internal audit services revenues were $119 million for the three months ended September 30, 2012, increasing by 7.8% compared to revenues of $111 million for the three months ended

September 30, 2011. Contributing to the increase were the improved economic conditions in U.S. In the U.S., revenues in the third quarter of 2012 increased 10.2% compared to the third quarter of 2011. The Company’s risk consulting and internal audit services revenues from international operations remained flat compared to the third quarter of 2011.

Gross Margin. The Company’s gross margin dollars were $415 million for the three months ended September 30, 2012, increasing by 6% compared to $392 million for the three months ended September 30, 2011. In the third quarter of 2012, gross margin dollars increased for all three of the Company’s reportable segments compared to the third quarter of 2011. Gross margin as a percentage of revenues increased for the Company’s temporary and consultant staffing services segment and decreased for the risk consulting and internal audit services division on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $301 million for the three months ended September 30, 2012, increasing by 7% compared to $282 million for the three months ended September 30, 2011. As a percentage of revenues, gross margin for temporary and consultant staffing services was 36.2% in the third quarter of 2012, up from 35.5% in the third quarter of 2011. The higher temporary and consultant gross margin percentage is due primarily to lower fringe benefit costs globally and higher pay/bill spreads in the United States. Pay/bill spreads represent the differential between wages paid to temporary employees and amounts billed to clients.

Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $82 million for the three months ended September 30, 2012, increasing by 3% compared to $79 million for the three months ended September 30, 2011. Because reimbursable expenses for permanent placement staffing services are de minimis, the increase in gross margin dollars is substantially explained by the increase in revenues previously discussed.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $32 million for the three months ended September 30, 2012, increasing by 5% compared to $31 million for the three months ended September 30, 2011. As a percentage of revenues, gross margin for risk consulting and internal audit services was 26.9% in the third quarter of 2012, down from 27.5% in the third quarter of 2011. The year-over-year margin decrease expressed as a percentage of revenues is primarily due to an increase in direct costs, which was partially offset by an increase in staff utilization levels.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses were $321 million for the three months ended September 30, 2012, increasing slightly compared to $320 million for the three months ended September 30, 2011. As a percentage of revenues, the Company’s selling, general and administrative expenses were 31.1% for the third quarter of 2012, down from 32.5% for the third quarter of 2011. Contributing factors related to each reportable segment are discussed below in further detail.

Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $226 million for the three months ended September 30, 2012, up 2% from $221 million for the three months ended September 30, 2011. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 27.1% in the third quarter of 2012, down from 27.8% in the third quarter of 2011. For the third quarter of 2012 compared to the third quarter of 2011, improved leverage in general and administrative expenses, as a result of higher revenue, drove the overall decrease as a percentage of revenues.

Selling, general and administrative expenses for the Company’s permanent placement staffing division were $69 million for the three months ended September 30, 2012, decreasing by 3% compared to $72 million for the three months ended September 30, 2011. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 84.6% in the third quarter of 2012, down from 90.2% in the third quarter of 2011. For the third quarter of 2012 compared to the third quarter of 2011, improved leverage in general and administrative expenses domestically, combined with reduced selling, general and administrative expenses in select international countries, drove the overall decrease as a percentage of revenues.

Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $26 million for the three months ended September 30, 2012, decreasing by 4% compared to $27 million for the three months ended September 30, 2011. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 22.0% in the third quarter of 2012, down from 24.6% in the third quarter of 2011. For the third quarter of 2012 compared to the third quarter of 2011, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to higher operating leverage obtained by higher revenues.

Operating Income. The Company’s total operating income was $94 million, or 9.1% of revenues, for the three months ended September 30, 2012, increasing by 31% from $72 million, or 7.3% of revenues, for the three months ended September 30, 2011. For the Company’s temporary and consultant staffing services division, operating income was $76 million, or 9.1% of applicable revenues, up from $61 million, or 7.7% of applicable revenues, in the third quarter of 2011. For the Company’s permanent placement staffing division, operating income was $12 million, or 15.3% of applicable revenues, up from an operating income of $8 million, or 9.8% of applicable revenues, in the third quarter of 2011. For the Company’s risk consulting and internal audit services division, operating income was $6 million, or 4.9% of applicable revenues, up from an operating income of $3 million, or 2.9% of applicable revenues, in the third quarter of 2011.

Provision for income taxes. The provision for income taxes was 39% for both the three months ended September 30, 2012 and 2011.

Nine months ended September 30, 2012 and 2011

Revenues. The Company’s revenues were $3.08 billion for the nine months ended September 30, 2012, increasing by 10% compared to $2.8 billion for the nine months ended September 30, 2011. Revenues from foreign operations represented 27% and 30% of total revenues for the nine months ended September 30, 2012 and 2011, respectively. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services. In the first three quarters of 2012, revenues for all three of the Company’s reportable segments were up compared to the first three quarters of 2011. Results were strongest domestically, with growth rates outside the United States impacted by ongoing concerns over the European debt crisis. Contributing factors for each reportable segment are discussed below in further detail.

Temporary and consultant staffing services revenues were $2.49 billion for the nine months ended September 30, 2012, increasing by 10.1% compared to revenues of $2.3 billion for the nine months ended September 30, 2011. On a same-day, constant-currency basis, temporary and consultant staffing services revenues increased 12.0% for the first three quarters of 2012 compared to the first three quarters of 2011. In the U.S., revenues in the first three quarters of 2012 increased 15.4%, or 15.6% on a same-day basis, compared to the first three quarters of 2011. For the Company’s international operations, revenues in the first three quarters of 2012 decreased 2.8% and on a same-day, constant-currency basis increased 3.2%, compared to the first three quarters of 2011.

Permanent placement revenues were $254 million for the nine months ended September 30, 2012, increasing by 11.6% compared to revenues of $227 million for the nine months ended September 30, 2011. On a same-day, constant- currency basis, permanent placement revenues increased 14.7% for the first three quarters of 2012 compared to the first three quarters of 2011. In the U.S., revenues in the first three quarters of 2012 increased 21.7%, or 22.0% on a same-day basis, compared to the first three quarters of 2011. For the Company’s international operations, revenues in the first three quarters of 2012 increased 0.5%, or 6.7% on a same-day, constant-currency basis, compared to the first three quarters of 2011. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue.

A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the nine months ended September 30, 2012, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	10.1%	15.4%	-2.8%
Billing Days Impact	0.2%	0.2%	0.2%
Currency Impact	1.7%	—	5.8%

Same Billing Days and Constant Currency	12.0%	15.6%	3.2%

Permanent placement staffing
As Reported	11.6%	21.7%	0.5%
Billing Days Impact	0.2%	0.3%	0.2%
Currency Impact	2.9%	—	6.0%

Same Billing Days and Constant Currency	14.7%	22.0%	6.7%

Risk consulting and internal audit services revenues were $333 million for the nine months ended September 30, 2012, increasing by 5.8% compared to revenues of $314 million for the nine months ended September 30, 2011. Contributing to the increase was higher demand in the U.S. In the U.S., revenues in the first three quarters of 2012 increased 9.7% compared to the first three quarters of 2011. For the Company’s international operations, revenues in the first three quarters of 2012 decreased 5.1% compared to the first three quarters of 2011.

Gross Margin. The Company’s gross margin dollars were $1.2 billion for the nine months ended September 30, 2012, up from $1.1 billion for the nine months ended September 30, 2011. For the first three quarters of 2012 compared to the first three quarters of 2011, gross margin dollars increased for all three of the Company’s reportable segments. Gross margin as a percentage of revenues increased for the Company’s temporary and consultant staffing services division and decreased for the risk consulting and internal audit services division on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $894 million for the nine months ended September 30, 2012, increasing by 13% compared to $792 million for the nine months ended September 30, 2011. As a percentage of revenues, gross margin for temporary and consultant staffing services was 35.9% in the first three quarters of 2012, up from 35.0% in the first three quarters of 2011. The year over year gross margin improvement was driven by higher pay/bill spreads in the United States. Pay/bill spreads represent the differential between wages paid to temporary employees and amounts billed to clients.

Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $254 million for the nine months ended September 30, 2012, increasing by 12% compared to $227 million for the nine months ended September 30, 2011. Because reimbursable expenses for permanent placement staffing services are de minimis, the increase in gross margin dollars is substantially explained by the increase in revenues previously discussed.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $85 million for the nine months ended September 30, 2012, increasing by 2% compared to $83 million for the nine months ended September 30, 2011. As a percentage of revenues, gross margin for risk consulting and internal audit services was 25.5% for the first three quarters of 2012, down from 26.6% in the first three quarters of 2011. The year-over-year margin decrease expressed as a percentage of revenues is primarily due to an increase in direct costs.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses were $986 million for the nine months ended September 30, 2012, increasing by 7% compared to $925 million for the nine months ended September 30, 2011. As a percentage of revenues, the Company’s selling, general and administrative expenses were 32.1% for the first three quarters of 2012, down from 33.0% for the first three quarters of 2011. Contributing factors for each reportable segment are discussed below in further detail.

Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $697 million for the nine months ended September 30, 2012, up 8% from $646 million for the nine months ended September 30, 2011. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 28.0% in the first three quarters of 2012, down from 28.6% in the first three quarters of 2011. For the first three quarters of 2012 compared to the first three quarters of 2011, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to the higher operating leverage obtained by higher revenues, partially offset by a $19 million, or 0.8% of revenues, charge related to a litigation settlement disclosed in the Company’s July 5, 2012, Form 8-K.

Selling, general and administrative expenses for the Company’s permanent placement staffing division were $210 million for the nine months ended September 30, 2012, increasing by 6% compared to $198 million for the nine months ended September 30, 2011. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 82.6% in the first three quarters of 2011, down from 87.0% in the first three quarters of 2011. For the first three quarters of 2012 compared to the first three quarters of 2011, improved leverage in general and administrative expenses, as a result of higher revenue, drove the overall decrease as a percentage of revenues.

Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $79 million for the nine months ended September 30, 2012, decreasing by 2% compared to $81 million for the nine months ended September 30, 2011. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 23.9% in the first three quarters of 2012, down from 25.7% in the first three quarters of 2011. For the first three quarters of 2012 compared to the first three quarters of 2011, improved leverage in general and administrative expenses, as a result of higher revenue, drove the overall decrease as a percentage of revenues.

Operating Income. The Company’s total operating income was $246 million, or 8.0% of revenues, for the nine months ended September 30, 2012, increasing by 39% from $178 million, or 6.3% of revenues, for the nine months ended September 30, 2011. For the Company’s temporary and consultant staffing services division, operating income was $197 million, or 7.9% of applicable revenues, up from $146 million, or 6.4% of applicable revenues, in the first three quarters of 2011. For the Company’s permanent placement staffing division, operating income was $44 million, or 17.4% of applicable revenues, up from operating income of $29 million, or 13.0% of applicable revenues, in the first three quarters of 2011. For the Company’s risk consulting and internal audit services division, operating income was $5 million, or 1.7% of applicable revenues, up from operating income of $3 million, or 0.8% of applicable revenues, in the first three quarters of 2011.

Provision for income taxes. The provision for income taxes was 39% and 40% for the nine months ended September 30, 2012 and 2011, respectively. The lower provision for the nine months ended September 30, 2012 was primarily due to the resolution of certain tax matters.

Liquidity and Capital Resources

The change in the Company’s liquidity during the nine months ended September 30, 2012 and 2011 is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and payment of dividends.

Cash and cash equivalents were $289 million and $243 million at September 30, 2012 and 2011, respectively. Operating activities provided $191 million during the nine months ended September 30, 2012, which was partially offset by $43 million and $139 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $160 million during the nine months ended September 30, 2011, which was more than offset by $47 million and $184 million of net cash used in investing activities and financing activities, respectively.

Operating activities—Net cash provided by operating activities for the nine months ended September 30, 2012, was composed of net income of $151 million, adjusted for non-cash items of $52 million, and offset by changes in working capital of $12 million. Net cash provided by operating activities for the nine months ended September 30, 2011, was composed of net income of $107 million, adjusted for non-cash items of $73 million, and offset by changes in working capital of $20 million.

Investing activities—Net cash used in investing activities for the nine months ended September 30, 2012, was $43 million. This was composed of capital expenditures of $36 million, deposits to trusts for employee benefits and retirement plans of $6 million and payments for acquisitions, net of cash acquired of $1 million. Net cash used in investing activities for the nine months ended September 30, 2011, was $47 million. This was composed of capital expenditures of $42 million and deposits to trusts for employee benefits and retirement plans of $5 million.

Financing activities—Net cash used in financing activities for the nine months ended September 30, 2012, was $139 million. This included repurchases of $117 million in common stock and $63 million in cash dividends to stockholders, offset by proceeds of $38 million from exercises of stock options and $3 million in excess tax benefits from stock-based compensation. Net cash used in financing activities for the nine months ended September 30, 2011, was $184 million. This included repurchases of $140 million in common stock and $60 million in cash dividends to stockholders, offset by proceeds of $15 million from exercises of stock options and $1 million in excess tax benefits from stock-based compensation.

As of September 30, 2012, the Company is authorized to repurchase, from time to time, up to 12.6 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the nine months ended September 30, 2012 and 2011, the Company repurchased 3.5 million shares and 5.0 million shares of common stock on the open market for a total cost of $99 million and $134 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the nine months ended September 30, 2012 and 2011, such repurchases totaled 1.0 million shares, at a cost of $30 million, and 0.2 million shares, at a cost of $6 million, respectively. Repurchases of shares have been funded with cash generated from operations.

The Company’s working capital at September 30, 2012, included $289 million in cash and cash equivalents. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short- and long-term basis.

On November 8, 2012, the Company announced a quarterly dividend of $.15 per share to be paid to all shareholders of record as of November 26, 2012. The dividend will be paid on December 14, 2012.

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

For the nine months ended September 30, 2012, approximately 27% of the Company’s revenues were generated outside of the U.S. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, and Euro, have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

There have been no material developments with regard to the legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011 and its quarterly reports on Form 10-Q for the fiscal quarter ended March 31, 2012 and June 30, 2012.

ITEM 1A.	Risk Factors

There have not been any material changes with regard to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (d)
July 1, 2012 to July 31, 2012	3,869	(a)	$28.57	—	13,581,904
August 1, 2012 to August 31, 2012	496,823	(b)	$26.92	462,000	13,119,904
September 1, 2012 to September 30, 2012	536,868	(c)	$26.52	536,632	12,583,272

Total July 1, 2012 to September 30, 2012	1,037,560			998,632

(a)	Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(b)	Includes 34,823 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(c)	Includes 236 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(d)	Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transaction depending on market conditions. Since plan inception, a total of 98,000,000 shares have been authorized for repurchase of which 85,416,728 shares have been repurchases as of September 30, 2012.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosure

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

3.2	By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.1	Part I, Item 1 of this Form 10-Q formatted in XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: November 8, 2012