Form 10-K
period 2012-12-13
HALF ROBERT INTERNATIONAL INC /DE/
filed 2013-02-15
CIK 315213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company. ☐  Yes    ☒  No

As of June 30, 2012, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $3,863,044,952 based on the closing sale price on that date. This amount excludes the market value of 6,560,627 shares of Common Stock directly or indirectly held by registrant’s directors and officers and their affiliates.

As of January 31, 2013, there were 139,550,711 outstanding shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be mailed to stockholders in connection with the registrant’s annual meeting of stockholders, scheduled to be held in May 2013, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

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

In 2002, the Company hired more than 700 professionals who had been affiliated with the internal audit and business and technology risk consulting practice of Arthur Andersen LLP, including more than 50 individuals who had been partners of that firm. These professionals formed the base of the Company’s Protiviti Inc. subsidiary. Protiviti® has enabled the Company to enter the market for business consulting and internal audit services, which market the Company believes offers synergies with its traditional lines of business.

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

Robert Half Technology

The Company’s Robert Half Technology division, which commenced operations in 1994, specializes in providing information technology contract consultants and placing full-time employees in areas ranging from multiple platform systems integration to end-user support, including specialists in web development, networking, application development, systems integration, database design, security and business continuity, and desktop support.

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

Marketing and Recruiting

The Company markets its staffing services to clients as well as employment candidates. Local marketing and recruiting are generally conducted by each office or related group of offices. Local advertising directed to clients and employment candidates consists of radio, websites, social media, job banks and trade shows. Direct marketing through e-mail, regular mail and telephone solicitation also constitutes a significant portion of the Company’s total advertising. National advertising conducted by the Company consists primarily of radio, outdoor/billboard, digital and print advertisements in national newspapers, magazines, websites, social media sites and trade journals. Additionally, the Company has expanded its use of job boards in all aspects of sales and recruitment. Joint marketing arrangements have been entered into with major software manufacturers and typically provide for development of proprietary skills tests, cooperative advertising, joint mailings and similar promotional activities. The Company also actively seeks endorsements and affiliations with professional organizations in the business management, office administration and professional secretarial fields. In addition, the Company conducts public relations activities designed to enhance public recognition of the Company and its services. This includes outreach to journalists, bloggers and social media influencers, and the distribution of thought leadership via print, video, corporate-maintained social media sites and other online properties. Local employees are encouraged to be active in civic organizations and industry trade groups.

Protiviti markets its business consulting and internal audit services to a variety of clients in a range of industries. Industry and competency teams conduct targeted marketing efforts, both locally and nationally, including print advertising and branded speaking events, with support from Protiviti management. National advertising conducted by Protiviti consists primarily of print advertisements in national newspapers, magazines and selected trade journals. Protiviti has programs to share its insights with clients on current corporate governance and risk management issues. It conducts public relations activities, such as distributing press releases, white papers, case studies and newsletters, designed to enhance recognition for the Protiviti brand, establish its expertise in key issues surrounding its business and promote its services. Protiviti plans to expand both the services and value added content on the Protiviti.com website and increase traffic through targeted Internet advertising. Local employees are encouraged to be active in relevant social media communities, civic organizations and industry trade groups.

The Company and its subsidiaries own many trademarks, service marks and tradenames, including the Robert Half® Finance & Accounting, Accountemps®, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group® and Protiviti® marks, which are registered in the United States and in a number of foreign countries.

Organization

Management of the Company’s staffing operations is coordinated from its headquarters facilities in Menlo Park and San Ramon, California. The Company’s headquarters provides support and centralized services to its offices in the administrative, marketing, public relations, accounting, training and legal areas, particularly as it relates to the standardization of the operating procedures of its offices. As of December 31, 2012, the Company conducted its staffing services operations through 349 offices in 42 states, the District of Columbia and 19 foreign countries. Office managers are responsible for most activities of their offices, including sales, local advertising and marketing and recruitment.

The day-to-day operations of Protiviti are managed by a chief executive officer and a senior management team with operational and administrative support provided by individuals located in San Ramon and Menlo Park, California. As of December 31, 2012, Protiviti had 60 offices in 23 states and 12 foreign countries.

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

Employees

The Company has approximately 12,000 full-time employees, including approximately 2,500 engaged directly in Protiviti operations. In addition, the Company placed approximately 191,000 temporary employees on assignments with clients during 2012. Employees placed by the Company on assignment with clients are the Company’s employees for all purposes while they are working on assignments. The Company pays the related costs of employment, such as workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company provides access to voluntary health insurance coverage to interested temporary employees.

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

The Company faces risks in operating internationally.    The Company depends on operations in international markets, including Europe, for a significant portion of its business. The financial uncertainty in Europe (including concerns that certain European countries may default in payments due on their national debt) in recent months has adversely affected, and may continue to adversely affect, sales of our services in Europe. To the extent that these adverse economic conditions in Europe continue or worsen, demand for the Company’s services may decline, which could significantly harm its business and results of operations. In addition, these international operations are subject to a number of risks, including general political and economic conditions in those foreign countries, the burden of complying with various foreign laws and technical standards and unpredictable changes in foreign regulations, U.S. legal requirements governing U.S. companies operating in foreign countries, legal and cultural differences in the conduct of business, potential adverse tax consequences and difficulty in staffing and managing international operations. In addition, the Company’s business may be affected by foreign currency exchange fluctuations. In particular, the Company is subject to risk in translating its results in foreign currencies into the U.S. dollar. If the value of the U.S. dollar strengthens relative to other currencies, the Company’s reported income from these operations could decrease.

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

Health care reform could increase the costs of the Company’s temporary staffing operations.    In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Laws”) were signed into law in the United States. The Health Care Reform Laws include a large number of health-related provisions, including requiring most individuals to have health insurance and establishing new regulations on health plans. Although the Health Care Reform Laws do not mandate that employers offer health insurance, beginning in 2014 penalties will be assessed on large employers who do not offer health insurance that meets certain affordability or benefit requirements. Providing such additional health insurance benefits to the Company’s employees, or the payment of penalties if such coverage is not provided, will increase the Company’s expense. If the Company is unable to raise the rates it charges its clients to cover this expense, such increases in expense could harm the Company’s financial results.

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

The demand for the Company’s services related to Sarbanes-Oxley or other regulatory compliance may decline.    The operations of both the staffing services business and Protiviti include services related to Sarbanes-Oxley and other regulatory compliance. There can be no assurance that there will be ongoing demand for these services. For example, the Jumpstart Our Business Startup (“JOBS”) Act signed into law in April of 2012 allows most companies going public in the U.S. to defer implementation of some of the provisions of Sarbanes-Oxley for up to five years after their initial public offering. This or other similar delays or modifications of the Sarbanes Oxley requirements could decrease demand for Protiviti’s services.

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

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties

The Company’s headquarters operations are located in Menlo Park and San Ramon, California. As of December 31, 2012, placement activities were conducted through 349 offices located in the United States, Canada, the United Kingdom, Belgium, Brazil, France, the Netherlands, Germany, the Czech Republic, Italy, Luxembourg, Switzerland, Japan, China, Singapore, Australia, New Zealand, Austria, the United Arab Emirates, and Chile. As of December 31, 2012, Protiviti had 60 offices in the United States, Canada, Australia, China, France, Germany, Italy, the Netherlands, Japan, Singapore, South Korea, India and the United Kingdom. All of the offices are leased.

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

Market Price, Dividends and Related Matters

The Company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “RHI”. On January 31, 2013, there were 2,247 holders of record of the Common Stock.

Following is a list by fiscal quarters of the sales prices of the stock:

	Sales Prices
2012	High	Low
4th Quarter	$31.84	$25.10
3rd Quarter	$29.41	$25.70
2nd Quarter	$32.32	$26.00
1st Quarter	$31.00	$26.92

	Sales Prices
2011	High	Low
4th Quarter	$28.74	$20.15
3rd Quarter	$30.16	$19.69
2nd Quarter	$31.83	$25.44
1st Quarter	$34.26	$29.09

Cash dividends of $.15 per share were declared and paid in each quarter of 2012. Cash dividends of $.14 per share were declared and paid in each quarter of 2011.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (c)
October 1, 2012 to October 31, 2012	103,691	(a)	$26.75	100,000	12,483,272
November 1, 2012 to November 30, 2012	683,635		$27.05	683,635	11,799,637
December 1, 2012 to December 31, 2012	1,041,055	(b)	$31.09	403,346	11,396,291

Total October 1, 2012 to December 31, 2012	1,828,381			1,186,981

(a)	Includes 3,691 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(b)	Includes 637,709 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(c)	Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 98,000,000 shares have been authorized for repurchase of which 86,603,709 have been repurchased as of December 31, 2012.

The remainder of the information required by this item is incorporated by reference to Part III, Item 12 of this Form 10-K.

Stock Performance Graph

The following graph compares, through December 31, 2012, the cumulative total return of the Company’s Common Stock, an index of certain publicly traded employment services companies, and the S&P 500. The graph assumes the investment of $100 at the beginning of the period depicted in the chart and reinvestment of all dividends. The information presented in the graph was obtained by the Company from outside sources it considers to be reliable but has not been independently verified by the Company.

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Income Statement Data:
Net service revenues	$4,111,213	$3,776,976	$3,175,093	$3,036,547	$4,600,554
Direct costs of services, consisting of payroll, payroll taxes, insurance costs and reimbursable expenses	2,462,153	2,287,374	1,981,060	1,932,868	2,686,983

Gross margin	1,649,060	1,489,602	1,194,033	1,103,679	1,913,571
Selling, general and administrative expenses	1,305,614	1,240,184	1,079,033	1,036,899	1,496,839
Amortization of intangible assets	398	153	411	1,460	2,617
Interest income, net	(1,197)	(951)	(579)	(1,443)	(5,161)

Income before income taxes	344,245	250,216	115,168	66,763	419,276
Provision for income taxes	134,303	100,294	49,099	29,500	169,095

Net income	$209,942	$149,922	$66,069	$37,263	$250,181

Net income available to common stockholders	$208,867	$147,772	$63,729	$35,067	$242,744

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Net Income Per Share:
Basic	$1.51	$1.05	$.45	$.24	$1.60
Diluted	$1.50	$1.04	$.44	$.24	$1.59
Shares:
Basic	138,201	140,479	142,833	145,912	151,607
Diluted	139,409	141,790	144,028	146,611	152,528
Cash Dividends Declared Per Share	$.60	$.56	$.52	$.48	$.44

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Total assets	$1,381,271	$1,311,836	$1,273,984	$1,283,535	$1,411,850
Notes payable and other indebtedness, less current portion	$1,428	$1,545	$1,656	$1,779	$1,892
Stockholders’ equity	$842,011	$800,505	$834,371	$899,810	$983,888

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Accounts Receivable Allowances.    The Company maintains allowances for estimated losses resulting from (i) the inability of its customers to make required payments, (ii) temporary placement sales adjustments, and (iii) permanent placement candidates not remaining with the client through the 90-day guarantee period, commonly referred to as “fall offs”. The Company establishes these allowances based on its review of customers’ credit profiles, historical loss statistics and current trends. The adequacy of these allowances is reviewed each reporting period. Historically, the Company’s actual losses and credits have been consistent with these allowances. As a percentage of gross accounts receivable, the Company’s accounts receivable allowances totaled 4.6% and 4.4% as of December 31, 2012 and 2011, respectively. As of December 31, 2012, a five-percentage point deviation in the Company’s accounts receivable allowances balance would have resulted in an increase or decrease in the allowance of $1.2 million. Although future results cannot always be predicted by extrapolating past results, management believes that it is reasonably likely that future results will be consistent with historical trends and experience. However, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or if unexpected events or significant future changes in trends were to occur, additional allowances may be required.

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

The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. Valuation allowances of $39.3 million and $36.3 million were recorded as of December 31, 2012 and 2011, respectively. The valuation allowances recorded related primarily to net operating losses in certain foreign operations. If such losses are ultimately utilized to offset future operating income, the Company will recognize a tax benefit up to the full amount of the valuation reserve.

While management believes that its judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may materially affect the future financial results of the Company.

Goodwill Impairment.    The Company assesses the impairment of goodwill annually in the second quarter, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance. The Company completed its annual goodwill impairment analysis as of June 30, 2012, and determined that no adjustment to the carrying value of goodwill was required. There were no events or changes in circumstances during the six months ended December 31, 2012 that caused the Company to perform an interim impairment assessment.

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

The Company’s reporting units are Accountemps, Robert Half Finance & Accounting, OfficeTeam, Robert Half Technology, Robert Half Management Resources and Protiviti, which had goodwill balances at December 31, 2012, of $127.5 million, $26.6 million, $0.0 million, $7.2 million, $0.0 million and $40.0 million, respectively, totaling $201.3 million. There were no changes to the Company’s reporting units or to the allocations of goodwill by reporting unit for the year ended December 31, 2012.

The goodwill impairment assessment is based upon a discounted cash flow analysis. The estimate of future cash flows is based upon, among other things, a discount rate and certain assumptions about expected future operating performance. The discount rate for all reporting units was determined by management based on estimates of risk free interest rates, beta and market risk premiums. The discount rate used was compared to the rate published in various third party research reports, which indicated that the rate was within a range of reasonableness. The primary assumptions related to future operating performance include revenue growth rates and profitability levels. In addition, the impairment assessment requires that management make certain judgments in allocating shared assets and liabilities to the balance sheets of the reporting units. Solely for purposes of establishing inputs for the fair value calculations described above related to its annual goodwill impairment testing, the Company made the following assumptions. The Company assumed that year-to-date trends through the date of the last assessment would continue for all reporting units through 2012, using unique assumptions for each reporting unit. In addition, the Company applied profitability assumptions consistent with each reporting unit’s historical trends at various revenue levels and, for years 2014 and beyond, used a 5% growth factor to calculate the terminal value at the end of ten years for each unit. This rate is comparable to the Company’s most recent ten-year annual compound revenue growth rate. In its most recent calculation, the Company used a 10.0% discount rate, which is slightly higher than the 9.5% discount rate used for the Company’s test during the second quarter of 2011. This increase in discount rate is attributable primarily to an increase in beta, partially offset by a decrease in the risk free rate.

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

Workers’ Compensation.    Except for states which require participation in state-operated insurance funds, the Company retains the economic burden for the first $0.5 million per occurrence in workers’ compensation claims. Workers’ compensation includes ongoing healthcare and indemnity coverage for claims and may be paid over numerous years following the date of injury. Claims in excess of $0.5 million are insured. Workers’ compensation expense includes the insurance premiums for claims in excess of $0.5 million, claims administration fees charged by the Company’s workers’ compensation administrator, premiums paid to state-operated insurance funds, and an estimate for the Company’s liability for Incurred But Not Reported (“IBNR”) claims and for the ongoing development of existing claims. Total workers’ compensation expense was $10.9 million, $7.9 million and $6.6 million, representing 0.36%, 0.30% and 0.29% of applicable U.S. revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

The reserves for IBNR claims and for the ongoing development of existing claims in each reporting period include estimates. The Company has established reserves for workers’ compensation claims using loss development rates which are estimated using periodic third party actuarial valuations based upon historical loss statistics which include the Company’s historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future results. Based on the Company’s results for the year ended December 31, 2012, a five-percentage point deviation in the Company’s estimated loss development rates would have resulted in an increase or decrease in the reserve of $0.4 million.

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

For the years ended December 31, 2012, 2011 and 2010, compensation expense related to stock options was $0.0 million, $0.0 million and $0.2 million, respectively. For the years ended December 31, 2012, 2011 and 2010, compensation expense related to restricted stock and stock units was $41.5 million, $50.9 million and $56.9 million, respectively, of which $11.4 million, $13.3 million and $12.2 million was related to grants made in 2012, 2011 and 2010, respectively. A one-percentage point deviation in the estimated forfeiture rates would have resulted in a $0.4 million, $0.5 million and $0.6 million increase or decrease in compensation expense related to restricted stock and stock units for each year ended December 31, 2012, 2011 and 2010, respectively.

Recent Accounting Pronouncements

See Note B—“New Accounting Pronouncements” to the Company’s Consolidated Financial Statements included under Part II—Item 8 of this report.

Results of Operations

Demand for the Company’s temporary and permanent staffing services and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Correspondingly, results of operations were positively impacted by improving global economic conditions during 2012. Because of the inherent difficulty in predicting economic trends and the absence of material long-term contracts in any of our business units, future demand for the Company’s services cannot be forecasted with certainty. We expect total Company results to continue to be impacted by general macroeconomic conditions in 2013.

The Company’s temporary and permanent staffing services business has 349 offices in 42 states, the District of Columbia and 19 foreign countries, while Protiviti has 60 offices in 23 states and 12 foreign countries.

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

Years ended December 31, 2012 and 2011

Revenues.    The Company’s revenues were $4.1 billion for the year ended December 31, 2012, increasing by 9% compared to $3.8 billion for the year ended December 31, 2011. Revenues from foreign operations represented 26% and 30% of total revenues for the year ended December 31, 2012 and 2011, respectively. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services. In 2012, revenues for all three of the Company’s reportable segments were up compared to 2011. Results were strongest domestically, with growth rates outside the United States impacted by weaker economies in several countries, most notably within Europe. Contributing factors for each reportable segment are discussed below in further detail.

Temporary and consultant staffing services revenues were $3.3 billion for the year ended December 31, 2012, increasing by 9.0% compared to revenues of $3.1 billion for the year ended December 31, 2011. On a same-day, constant-currency basis, temporary and consultant staffing services revenues increased 10.0% for 2012 compared to 2011. In the U.S., 2012 revenues increased 13.7%, or 13.5% on a same-day basis, compared to 2011. For the Company’s international operations, 2012 revenues decreased 3.0% and on a same-day, constant-currency basis increased 1.3%, compared to 2011.

Permanent placement revenues were $334 million for the year ended December 31, 2012, increasing by 10.6% compared to revenues of $302 million for the year ended December 31, 2011. On a same-day, constant- currency basis, permanent placement revenues increased 12.6% for 2012 compared to 2011. In the U.S., 2012 revenues increased 20.5%, or 20.2% on a same-day basis, compared to 2011. For the Company’s international operations,

2012 revenues decreased 0.6%, and on a same-day, constant-currency basis increased 4.1%, compared to 2011. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue.

A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the year ended December 31, 2012, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	9.0%	13.7%	-3.0%
Billing Days Impact	-0.3%	-0.2%	-0.2%
Currency Impact	1.3%	—	4.5%

Same Billing Days and Constant Currency	10.0%	13.5%	1.3%

Permanent placement staffing
As Reported	10.6%	20.5%	-0.6%
Billing Days Impact	-0.3%	-0.3%	-0.2%
Currency Impact	2.3%	—	4.9%

Same Billing Days and Constant Currency	12.6%	20.2%	4.1%

Risk consulting and internal audit services revenues were $453 million for the year ended December 31, 2012, increasing by 6.8% compared to revenues of $424 million for the year ended December 31, 2011. Contributing to the increase was higher demand in the U.S. In the U.S., 2012 revenues increased 11% compared to 2011. For the Company’s international operations, 2012 revenues decreased 5% compared to 2011.

Gross Margin.    The Company’s gross margin dollars were $1.6 billion for the year ended December 31, 2012, up 11% from $1.5 billion for the year ended December 31, 2011. For 2012 compared to 2011, gross margin dollars for all three of the Company’s reportable segments increased. Gross margin dollars as a percentage of revenues increased for the Company’s temporary and consultant staffing services segment and decreased for the Company’s risk consulting and internal audit services segment on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $1.2 billion for the year ended December 31, 2012, up 12% from $1.1 billion for the year ended December 31, 2011. As a percentage of revenues, gross margin dollars for temporary and consultant staffing services were 36.0% for 2012, up from 35.2% in 2011.

Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $334 million for the year ended December 31, 2012, up 11% from $302 million for the year ended December 31, 2011. Because reimbursable expenses for permanent placement staffing services are de minimis, the increase in gross margin dollars is substantially explained by the increase in revenues previously discussed.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $117 million for the year ended December 31, 2012, up 3% from $114 million for the year ended December 31, 2011. As a percentage of revenues, gross margin dollars for risk consulting and internal audit services were 25.9% in 2012, down from 26.8% in 2011. Lower gross margin percentages in the Company’s international operations contributed to the decrease in 2012 gross margin percentage.

Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The Company’s selling, general and administrative expenses were $1.3 billion for the year ended December 31, 2011, up 5% from $1.2 billion for the year ended December 31, 2011. As a percentage of revenues, the Company’s selling, general and administrative expenses were 31.8% for 2012, down from 32.8% for 2011. For 2012 compared to 2011, selling, general and administrative expenses increased for the Company’s temporary and consultant and permanent placement staffing services segments and decreased for the Company’s risk consulting and internal audit services segment. Selling, general and administrative expenses as a percentage of revenues decreased for all three of the Company’s reportable segments in 2012 compared to 2011. Contributing factors for each reportable segment are discussed below in further detail.

Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $921 million for the year ended December 31, 2012, up 6% from $865 million for the year ended December 31, 2011. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 27.7% in 2012, down from 28.3% in 2011. For 2012 compared to 2011, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to the higher operating leverage obtained by higher revenues, partially offset by a $19 million, or 0.6% of revenues, charge related to a litigation settlement disclosed in the Company’s July 5, 2012, Form 8-K.

Selling, general and administrative expenses for the Company’s permanent placement staffing division were $278 million for the year ended December 31, 2012, up 4% from $267 million for the year ended December 31, 2011. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 83.3% in 2012, down from 88.2% in 2011. For 2012 compared to 2011, improved leverage in general and administrative expenses, as a result of higher revenue, drove the overall decrease as a percentage of revenues.

Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $106 million for the year ended December 31, 2012, down 2% from $109 million for the year ended December 31, 2011. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 23.5% in 2012, down from 25.6% in 2011. For 2012 compared to 2011, improved leverage in general and administrative expenses, as a result of higher revenue, drove the overall decrease as a percentage of revenues.

Operating Income.    The Company’s total operating income was $343 million, or 8.4% of revenues, for the year ended December 31, 2012, up 38% from $249 million, or 6.6% of revenues, for the year ended December 31, 2011. For the Company’s temporary and consultant staffing services division, operating income was $277 million, or 8.3% of applicable revenues, up 32% from $209 million, or 6.9% of applicable revenues, in 2011. For the Company’s permanent placement staffing division, operating income was $55 million, or 16.7% of applicable revenues, up 58% from operating income of $35 million, or 11.7% of applicable revenues, in 2011. For the Company’s risk consulting and internal audit services division, operating income was $11 million, or 2.4% of applicable revenues, up 119% from operating income of $5 million, or 1.2% of applicable revenues, in 2011.

Provision for income taxes.    The provision for income taxes was 39% and 40% for the years ended December 31, 2012 and 2011, respectively. The 2012 decrease is primarily due to the resolution of certain tax matters.

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

Temporary and consultant staffing services revenues were $3.1 billion for the year ended December 31, 2011, increasing by 18.8% compared to revenues of $2.6 billion for the year ended December 31, 2010. On a same-day, constant-currency basis, temporary and consultant staffing services revenues increased 17.1% for 2011 compared to 2010. In the U.S., 2011 revenues increased 16.6% as reported and on a same-day basis, compared to 2010. This is consistent with prior post recession periods where we believe clients seek to keep their labor costs as variable as possible. For the Company’s international operations, 2011 revenues increased 24.6%, or 18.4% on a same-day, constant-currency basis, compared to 2010.

Permanent placement revenues were $302 million for the year ended December 31, 2011, increasing by 36.6% compared to revenues of $221 million for the year ended December 31, 2010. On a same-day, constant- currency basis, permanent placement revenues increased 33.3% for 2011 compared to 2010. In the U.S., 2011 revenues increased 41.6% as reported and on a same-day basis, compared to 2010. Although unemployment rates in the United States remained relatively high throughout 2011, the Company experienced an increase in demand for its permanent placement services during this period. The Company believes this demand was bolstered by clients who had previously made deep personnel cuts and needed to reinstate a portion of their workforce as business conditions improved. For the Company’s international operations, 2011 revenues increased 31.3%, or 24.6% on a same-day, constant-currency basis, compared to 2010.

A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the year ended December 31, 2011, is presented in the table below. The table includes only currency impact because 2011 billing days were the same as 2010.

	Global	United States	International
Temporary and consultant staffing
As Reported	18.8%	16.6%	24.6%
Currency Impact	-1.7%	—	-6.2%

Same Billing Days and Constant Currency	17.1%	16.6%	18.4%

Permanent placement staffing
As Reported	36.6%	41.6%	31.3%
Currency Impact	-3.3%	—	-6.7%

Same Billing Days and Constant Currency	33.3%	41.6%	24.6%

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

Selling, general and administrative expenses for the Company’s permanent placement staffing division were $267 million for the year ended December 31, 2011, up 31% from $204 million for the year ended December 31, 2010. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 88.2% in 2011, down from 92.0% in 2010. For 2011 compared to 2010, decreases as a percentage of revenues for variable and fixed overhead were partially offset by increases as a percentage of revenues for field compensation.

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

Operating Income.    The Company’s total operating income was $249 million, or 6.6% of revenues, for the year ended December 31, 2011, up 117% from $115 million, or 3.6% of revenues, for the year ended December 31, 2010. For the Company’s temporary and consultant staffing services division, operating income was $209 million, or 6.9% of applicable revenues, up 93% from $108 million, or 4.2% of applicable revenues, in

2010. For the Company’s permanent placement staffing division, operating income was $35 million, or 11.7% of applicable revenues, up 102% from operating income of $18 million, or 7.9% of applicable revenues, in 2010. For the Company’s risk consulting and internal audit services division, operating income was $5 million, or 1.2% of applicable revenues, up 145% from an operating loss of $11 million, or negative 2.8% of applicable revenues, in 2010.

Provision for income taxes.    The provision for income taxes was 40% and 43% for the years ended December 31, 2011 and 2010, respectively. The 2011 decrease is due to proportionately lower foreign taxes on overall higher earnings and the diminishing impact of permanent non-deductible tax items, which became increasingly less significant relative to the Company’s improved financial results.

Liquidity and Capital Resources

The change in the Company’s liquidity during the years ended December 31, 2012, 2011 and 2010, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and payment of dividends.

Cash and cash equivalents were $288 million, $279 million and $315 million at December 31, 2012, 2011 and 2010, respectively. Operating activities provided $289 million during the year ended December 31, 2012, partially offset by $73 million and $210 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $256 million during the year ended December 31, 2011, offset by $63 million and $226 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $176 million during the year ended December 31, 2010, offset by $39 million and $188 million of net cash used in investing activities and financing activities, respectively.

Operating activities—Net cash provided by operating activities for the year ended December 31, 2012, was composed of net income of $210 million adjusted for non-cash items of $74 million, and net cash provided by changes in working capital of $5 million. Net cash provided by operating activities for the year ended December 31, 2011, was composed of net income of $150 million adjusted for non-cash items of $122 million, and net cash used in changes in working capital of $16 million. Net cash provided by operating activities for the year ended December 31, 2010, was composed of net income of $66 million adjusted for non-cash items of $122 million, and net cash used in changes in working capital of $12 million.

Investing activities—Cash used in investing activities for the year ended December 31, 2012, was $73 million. This was primarily composed of capital expenditures of $50 million and deposits to trusts for employee benefits and retirement plans of $9 million and payment for acquisitions, net of cash acquired of $14 million. Cash used in investing activities for the year ended December 31, 2011, was $63 million. This was primarily composed of capital expenditures of $57 million and deposits to trusts for employee benefits and retirement plans of $7 million. Cash used in investing activities for the year ended December 31, 2010, was $39 million. This was primarily composed of capital expenditures of $35 million and deposits to trusts for employee benefits and retirement plans of $3 million.

Financing activities—Cash used in financing activities for the year ended December 31, 2012, was $210 million. This included repurchases of $177 million in common stock and $84 million in cash dividends to stockholders, offset by proceeds of $43 million from exercises of stock options and the excess tax benefits from stock-based compensation of $8 million. Cash used in financing activities for the year ended December 31, 2011, was $226 million. This included repurchases of $168 million in common stock and $80 million in cash dividends to stockholders, offset by proceeds of $18 million from exercises of stock options and the excess tax benefits from stock-based compensation of $4 million. Cash used in financing activities for the year ended December 31, 2010, was $188 million. This included repurchases of $155 million in common stock and $77 million in cash dividends to stockholders, offset by proceeds of $38 million from exercises of stock options and the excess tax benefits from stock-based compensation of $6 million.

As of December 31, 2012, the Company is authorized to repurchase, from time to time, up to 11.4 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the years ended December 31, 2012, 2011 and 2010, the Company repurchased approximately 4.7 million shares, 5.3 million shares and 3.7 million shares of common stock on the open market for a total cost of $133 million, $142 million and $96 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the years ended December 31, 2012, 2011 and 2010, such repurchases totaled approximately 1.7 million shares, 1.0 million shares and 2.1 million shares at a cost of $50 million, $29 million and $59 million, respectively. Repurchases of shares have been funded with cash generated from operations.

The Company’s working capital at December 31, 2012, included $288 million in cash and cash equivalents. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short- and long-term basis.

On February 12, 2013, the Company announced a quarterly dividend of $.16 per share to be paid to all shareholders of record on February 25, 2013. The dividend will be paid on March 15, 2013.

The Company’s cash flows generated from operations are also the primary source for funding various contractual obligations. The table below summarizes the Company’s major commitments as of December 31, 2012 (in thousands):

	Payments due by period
Contractual Obligations	2013	2014 and 2015	2016 and 2017	Thereafter	Total
Long-term debt obligations	$252	$505	$505	$1,009	$2,271
Operating lease obligations	92,130	144,264	79,064	101,171	416,629
Purchase obligations	22,462	15,481	6,053	2	43,998
Other liabilities	1,809	2,250	1,092	11,484	16,635

Total	$116,653	$162,500	$86,714	$113,666	$479,533

Long-term debt obligations consist of promissory notes and related interest as well as other forms of indebtedness issued in connection with certain acquisitions and other payment obligations. Operating lease obligations consist of minimum rental commitments for 2013 and thereafter under non-cancelable leases in effect at December 31, 2012. Purchase obligations consist of purchase commitments primarily related to telecom service agreements, software licenses and subscriptions, and computer hardware and software maintenance agreements.

The above table does not reflect $7.1 million of gross unrecognized tax benefits which the Company has accrued for uncertain tax positions in accordance with FASB authoritative guidance. As of December 31, 2012, the Company classified $2.0 million of its unrecognized tax benefits as a current liability, as these amounts are expected to be resolved in the next twelve months. The remaining $5.1 million of unrecognized tax benefits have been classified as a non-current liability, as a reasonably reliable estimate of the period of future payments, if any, could not be determined.

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

For the year ended December 31, 2012, approximately 26% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share amounts)

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$287,635	$279,336
Accounts receivable, less allowances of $24,852 and $22,627	512,852	493,327
Current deferred income taxes	102,993	88,578
Other current assets	161,205	145,437

Total current assets	1,064,685	1,006,678
Goodwill	201,339	189,423
Other intangible assets, net	2,256	50
Property and equipment, net	107,680	107,972
Other assets	5,311	7,713

Total assets	$1,381,271	$1,311,836

LIABILITIES
Accounts payable and accrued expenses	$139,879	$117,596
Accrued payroll costs and retirement obligations	361,641	355,294
Current portion of notes payable and other indebtedness	117	111

Total current liabilities	501,637	473,001
Notes payable and other indebtedness, less current portion	1,428	1,545
Other liabilities	36,195	36,785

Total liabilities	539,260	511,331

Commitments and Contingencies (Note I)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 139,438,603 and 142,085,533 shares	139	142
Capital surplus	798,093	759,476
Accumulated other comprehensive income	43,779	40,887
Retained earnings	—	—

Total stockholders’ equity	842,011	800,505

Total liabilities and stockholders’ equity	$1,381,271	$1,311,836

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Net service revenues	$4,111,213	$3,776,976	$3,175,093
Direct costs of services, consisting of payroll, payroll taxes, insurance costs and reimbursable expenses	2,462,153	2,287,374	1,981,060

Gross margin	1,649,060	1,489,602	1,194,033
Selling, general and administrative expenses	1,305,614	1,240,184	1,079,033
Amortization of intangible assets	398	153	411
Interest income, net	(1,197)	(951)	(579)

Income before income taxes	344,245	250,216	115,168
Provision for income taxes	134,303	100,294	49,099

Net income	$209,942	$149,922	$66,069

Net income available to common stockholders - diluted	$208,867	$147,772	$63,729

Net income per share (Note L):
Basic	$1.51	$1.05	$.45
Diluted	$1.50	$1.04	$.44
Shares:
Basic	138,201	140,479	142,833
Diluted	139,409	141,790	144,028
Cash dividends declared per share	$.60	$.56	$.52

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2012	2011	2010
COMPREHENSIVE INCOME:
Net income	$209,942	$149,922	$66,069
Foreign currency translation adjustments, net of tax	2,892	(6,233)	1,540

Total comprehensive income	$212,834	$143,689	$67,609

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
COMMON STOCK—SHARES:
Balance at beginning of period	142,086	146,183	148,645
Net issuances of restricted stock	1,443	1,425	1,574
Repurchases of common stock	(6,350)	(6,328)	(5,762)
Exercises of stock options	2,260	806	1,726

Balance at end of period	139,439	142,086	146,183

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$142	$146	$149
Net issuances of restricted stock	1	1	1
Repurchases of common stock	(6)	(6)	(6)
Exercises of stock options	2	1	2

Balance at end of period	$139	$142	$146

CAPITAL SURPLUS:
Balance at beginning of period	$759,476	$787,105	$854,081
Net issuances of restricted stock at par value	(1)	(1)	(1)
Repurchases of common stock—excess over par value	(7,715)	(20,641)	(103,153)
Cash dividends ($.60 per share, $.56 per share and $.52 per share)	(49,971)	(81,024)	(63,147)
Exercises of stock options—excess over par value	42,936	18,308	38,353
Stock-based compensation expense	41,464	50,906	57,119
Tax impact of equity incentive plans	11,904	4,823	3,853

Balance at end of period	$798,093	$759,476	$787,105

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$40,887	$47,120	$45,580
Translation adjustments	2,892	(6,233)	1,540

Balance at end of period	$43,779	$40,887	$47,120

RETAINED EARNINGS:
Balance at beginning of period	$—	$—	$—
Repurchases of common stock—excess over par value	(175,015)	(149,922)	(52,301)
Cash dividends ($.60 per share and $.52 per share)	(34,927)	—	(13,768)
Net income	209,942	149,922	66,069

Balance at end of period	$—	$—	$—

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$209,942	$149,922	$66,069
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	398	153	411
Depreciation expense	48,326	51,262	55,547
Stock-based compensation expense—restricted stock and stock units	41,464	50,906	56,949
Stock-based compensation expense—stock options	—	—	170
Excess tax benefits from stock-based compensation	(8,475)	(4,211)	(5,814)
Deferred income taxes	(14,993)	17,156	7,370
Provision for doubtful accounts receivable	7,133	6,673	6,795
Changes in assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(21,354)	(81,314)	(68,008)
Increase in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	16,672	64,932	41,626
Increase in income taxes payable	15,160	6,368	1,490
Change in other assets, net of change in other liabilities	(5,096)	(5,531)	13,278

Net cash flows provided by operating activities	289,177	256,316	175,883

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(14,393)	—	(585)
Capital expenditures	(50,056)	(56,535)	(35,088)
Increase in trusts for employee benefits and retirement plans	(8,577)	(6,867)	(3,424)

Net cash flows used in investing activities	(73,026)	(63,402)	(39,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(176,794)	(168,103)	(155,460)
Cash dividends paid	(84,129)	(80,303)	(76,591)
Decrease in notes payable and other indebtedness	(107)	(91)	(113)
Excess tax benefits from stock-based compensation	8,475	4,211	5,814
Proceeds from exercises of stock options	42,939	18,309	38,355

Net cash flows used in financing activities	(209,616)	(225,977)	(187,995)

Effect of exchange rate changes on cash and cash equivalents	1,764	(2,738)	552

Net increase (decrease) in cash and cash equivalents	8,299	(35,801)	(50,657)
Cash and cash equivalents at beginning of period	279,336	315,137	365,794

Cash and cash equivalents at end of period	$287,635	$279,336	$315,137

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$405	$536	$599
Income taxes, net of refunds	$136,023	$76,422	$38,249

Non-cash items:
Stock repurchases awaiting settlement	$5,942	$2,466	$—

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

Use of Estimates.    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of December 31, 2012, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses and income and other taxes. Management estimates are also utilized in the Company’s goodwill impairment assessment.

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

Advertising Costs.    The Company expenses all advertising costs as incurred. Advertising costs for the years ended December 31, 2012, 2011 and 2010, are reflected in the following table (in thousands):

	Years Ended December 31,
	2012	2011	2010
Advertising Costs	$42,256	$42,728	$37,941

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

Goodwill and Intangible Assets. Goodwill and intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment analysis as of June 30 in each of the three years ended December 31, 2012, and determined that no adjustment to the carrying value of goodwill was required. There were no events or changes in circumstances during the six months ended December 31, 2012 that caused the Company to perform an interim impairment assessment.

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

The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. Valuation allowances of $39.3 million and $36.3 million were recorded as of December 31, 2012 and 2011, respectively. The valuation allowances recorded related primarily to net operating losses in certain foreign operations. If such losses are ultimately utilized to offset future operating income, the Company will recognize a tax benefit up to the full amount of the valuation reserve.

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

Internal-use Software.    The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. Internal-use software development costs capitalized for the years ended December 31, 2012, 2011 and 2010, are reflected in the following table (in thousands):

	Years Ended December 31,
	2012	2011	2010
Internal-use software development costs	$19,083	$18,133	$10,512

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

Comprehensive Income.    In June 2011, the FASB issued authoritative guidance which requires an entity to present net income, and comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. This authoritative guidance was to be applied retrospectively and was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Except for presentation requirements, the adoption of this guidance as of March 31, 2012, did not have an impact on the Company’s Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B—New Accounting Pronouncements (Continued)

Fair Value Measurements and Disclosures.    In May 2011, the FASB issued authoritative guidance to achieve common fair value measurement and disclosure requirements in GAAP and international financial reporting standards (“IFRS”). The amendments explain how to measure fair value and will improve the comparability of fair value measurement presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. This authoritative guidance was to be applied prospectively and was effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance during the three months ended March 31, 2012, did not have an impact on the Company’s Financial Statements.

Testing Goodwill for Impairment.    In August 2011, the FASB issued authoritative guidance which is intended to simplify how entities test goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This authoritative guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance during the three months ended March 31, 2012, did not have an impact on the Company’s Financial Statements.

Note C—Other Current Assets

Other current assets consisted of the following (in thousands):

	December 31,
	2012	2011
Deposits in trusts for employee benefits and retirement plans	$97,535	$87,646
Other	63,670	57,791

	$161,205	$145,437

Note D—Goodwill

The following table sets forth the activity in goodwill from December 31, 2010, through December 31, 2012 (in thousands):

Goodwill
Balance as of December 31, 2010	$189,787
Translation adjustments	(364)

Balance as of December 31, 2011	189,423
Acquisitions	11,454
Translation adjustments	462

Balance as of December 31, 2012	$201,339

In December 2012 the Company, through its wholly-owned subsidiary Protiviti, acquired SusQtech, Inc, a provider of Microsoft SharePoint implementation, design and integration services. As part of the acquisition, the Company recorded goodwill of $10 million within its risk consulting and internal audit services segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31,
	2012	2011
Computer hardware	$132,331	$122,619
Computer software	269,917	249,843
Furniture and equipment	114,623	108,917
Leasehold improvements	122,060	113,972
Other	12,884	15,143

Property and equipment, cost	651,815	610,494
Accumulated depreciation	(544,135)	(502,522)

Property and equipment, net	$107,680	$107,972

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	December 31,
	2012	2011
Payroll and benefits	$196,569	$181,035
Employee retirement obligations	92,233	87,031
Workers’ compensation	28,595	24,217
Payroll taxes	44,244	63,011

	$361,641	$355,294

Included in employee retirement obligations is the following (in thousands):

	December 31,
	2012	2011
Deferred compensation plan and other benefits related to the Company’s Chief Executive Officer	$74,155	$71,603

Note G—Notes Payable and Other Indebtedness

The Company issued promissory notes as well as other forms of indebtedness in connection with certain acquisitions and other payment obligations. These are due in varying installments, carry varying interest rates and, in aggregate, amounted to $1.5 million at December 31, 2012, and $1.7 million at December 31, 2011. At December 31, 2012, $1.5 million of the notes were collateralized by a standby letter of credit. The following table shows the schedule of maturities for notes payable and other indebtedness at December 31, 2012 (in thousands):

2013	$117
2014	128
2015	140
2016	153
2017	167
Thereafter	840

$1,545

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note G—Notes Payable and Other Indebtedness (Continued)

At December 31, 2012, the notes carried fixed rates and the weighted average interest rate for the above was 9.0% for each of the years ended December 31, 2012, 2011 and 2010.

The Company has an uncommitted letter of credit facility (the “facility”) of up to $35.0 million, which is available to cover the issuance of debt support standby letters of credit. The Company had used $19.7 million in debt support standby letters of credit as of December 31, 2012 and $22.0 million in 2011. Of the debt support standby letters of credit outstanding, $18.1 million as of December 31, 2012 and $20.2 million in 2011, satisfies workers’ compensation insurer’s collateral requirements. There is a service fee of 1.25% on the used portion of the facility. The facility is subject to certain financial covenants and expires on August 31, 2013. The Company intends to renew this facility prior to its August 31, 2013 expiration.

Note H—Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2012, 2011 and 2010, consisted of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$99,354	$48,068	$18,085
State	24,339	11,969	7,412
Foreign	25,603	23,101	16,232
Deferred:
Federal and state	(15,188)	15,117	3,654
Foreign	195	2,039	3,716

	$134,303	$100,294	$49,099

Income before the provision for income taxes for the years ended December 31, 2012, 2011 and 2010, consisted of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Domestic	$286,537	$202,210	$88,065
Foreign	57,708	48,006	27,103

	$344,245	$250,216	$115,168

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H—Income Taxes (Continued)

The income taxes shown above varied from the statutory federal income tax rates for these periods as follows:

	Years Ended December 31,
	2012	2011	2010
Federal U.S. income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.0	3.4	2.0
Non-deductible expenses	0.8	1.3	2.7
Non-U.S. income taxed at different rates, net of foreign tax credits	0.7	2.2	3.4
Federal tax credits	(0.3)	(1.2)	(1.3)
Tax impact of uncertain tax positions	(1.2)	(0.4)	0.2
Other, net	—	(0.2)	0.6

Effective tax rate	39.0%	40.1%	42.6%

The deferred portion of the tax provision (benefit) consisted of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Amortization of franchise rights	$514	$514	$570
Amortization of other intangibles	1,180	1,142	961
Accrued expenses, deducted for tax when paid	(13,494)	(2,076)	4,423
Capitalized costs for books, deducted for tax	7,395	7,448	4,693
Depreciation	(7,813)	(1,709)	(951)
Federal impact of unrecognized tax benefits	478	331	(921)
Foreign tax credit carryforwards	—	5,719	(5,719)
Other, net	(3,253)	5,787	4,314

	$(14,993)	$17,156	$7,370

The deferred income tax amounts included on the Consolidated Statements of Financial Position are composed of the following (in thousands):

	December 31,
	2012	2011
Current deferred income tax assets, net	$102,993	$88,578
Long-term deferred income tax liabilities, net	(14,244)	(14,377)

	$88,749	$74,201

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H—Income Taxes (Continued)

The components of the deferred income tax amounts at December 31, 2012 and 2011, were as follows (in thousands):

	December 31,
	2012	2011
Deferred Income Tax Assets
Provision for bad debts	$7,585	$7,123
Employee retirement and other benefit obligations	62,637	54,708
Workers’ compensation	10,007	8,526
Deferred compensation	10,895	15,502
Credits and net operating loss carryforwards	48,609	42,289
Other	23,781	16,427

Total deferred income tax assets	163,514	144,575

Deferred Income Tax Liabilities
Amortization of intangible assets	(22,169)	(20,475)
Property and equipment basis differences	(8,029)	(8,823)
Other	(5,257)	(4,742)

Total deferred income tax liabilities	(35,455)	(34,040)
Valuation allowance	(39,310)	(36,334)

Total deferred income tax assets, net	$88,749	$74,201

The Company has net operating loss carryforwards in foreign countries. The tax benefit of these net operating losses is $37.7 million. These net operating losses expire in 2014 and later.

The Company has not provided deferred income taxes or foreign withholding taxes on $2.2 million of undistributed earnings of its non-U.S. subsidiaries as of December 31, 2012 and 2011, since the Company intends to reinvest these earnings indefinitely. The U.S. tax impact upon repatriation, net of foreign tax credits, would be zero for the year ended December 31, 2012 and 2011.

FASB authoritative guidance prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The literature also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The following table reconciles the total amounts of gross unrecognized tax benefits from January 1, 2010 to December 31, 2012 (in thousands):

	December 31,
	2012	2011	2010
Balance at beginning of period	$11,669	$12,505	$13,135
Gross increases—tax positions in prior years	352	564	910
Gross decreases—tax positions in prior years	(273)	(1,061)	(493)
Gross increases—tax positions in current year	42	40	64
Settlements	(252)	(111)	(1,111)
Lapse of statute of limitations	(4,441)	(268)	—

Balance at end of period	$7,097	$11,669	$12,505

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H—Income Taxes (Continued)

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $1.0 million, $2.7 million and $3.5 million for 2012, 2011 and 2010, respectively.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The total amount of interest and penalties accrued as of December 31, 2012, is $3.1 million, including a $2.3 million reduction recorded in income tax expense during the year. The total amount of interest and penalties accrued as of December 31, 2011, was $5.3 million, including a $0.3 million reduction recorded in income tax expense during the year. The total amount of interest and penalties accrued as of December 31, 2010, was $5.7 million, including a $0.4 million increase recorded in income tax expense during the year.

The Company believes it is reasonably possible that the settlement of certain tax uncertainties could occur within the next twelve months; accordingly, $2.0 million of the unrecognized gross tax benefit has been classified as a current liability as of December 31, 2012. This amount primarily represents unrecognized tax benefits composed of items related to assessed state income tax audits and negotiations.

The Company’s major income tax jurisdictions are the United States, Australia, Belgium, Canada and Germany. For U.S. federal income tax, the Company remains subject to examination for 2009 and subsequent years. For major U.S. states, with few exceptions, the Company remains subject to examination for 2008 and subsequent years. Generally, for the foreign countries, the Company remains subject to examination for 2005 and subsequent years.

Note I—Commitments and Contingencies

Rental expense, primarily for office premises, amounted to $96.8 million, $100.6 million and $103.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. The approximate minimum rental commitments for 2013 and thereafter under non-cancelable leases in effect at December 31, 2012 were as follows (in thousands):

2013	$92,130
2014	78,928
2015	65,336
2016	45,109
2017	33,955
Thereafter	101,171

$416,629

Additionally, as of December 31, 2012, the Company had future purchase commitments of approximately $44 million over the next three years primarily related to telecom service agreements, software licenses and subscriptions, and computer hardware and software maintenance agreements.

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

Note J—Stockholders’ Equity

Stock Repurchase Program.    As of December 31, 2012, the Company is authorized to repurchase, from time to time, up to 11.4 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the years ended December 31, 2012, 2011 and 2010, are reflected in the following table (in thousands):

	Years Ended December 31,
	2012	2011	2010
Common stock repurchased (in shares)	4,689	5,308	3,678
Common stock repurchased	$132,691	$141,552	$96,296

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. The number and the cost of employee stock plan repurchases made during the years ended December 31, 2012, 2011 and 2010, are reflected in the following table (in thousands):

	Years Ended December 31,
	2012	2011	2010
Employee stock plan repurchased (in shares)	1,661	1,020	2,084
Employee stock plan repurchased	$50,045	$29,017	$59,164

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for each of the three years ended December 31, 2012, (consisting of stock option exercises and the purchase of shares for the treasury) is presented in the Consolidated Statements of Stockholders’ Equity.

Cash Dividends.    The Company’s Board of Directors may at their discretion declare and pay dividends upon the shares of the Company’s stock either out of the Company’s retained earnings or capital surplus. The cash dividends declared during the years ended December 31, 2012, 2011 and 2010, are reflected in the following table:

	Years Ended December 31,
	2012	2011	2010
Cash dividends declared per share	$.60	$.56	$.52

Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus. As a result, the Company had no retained earnings as of December 31, 2012, 2011 and 2010.

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

Stock-based compensation expense consisted of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Stock options	$—	$—	$170
Restricted stock and stock units	41,464	50,906	56,949

	$41,464	$50,906	$57,119

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Stock Plans (Continued)

Total unrecognized compensation cost, net of estimated forfeitures, consisted of the following (in thousands):

	December 31,
	2012	2011	2010
Restricted stock and stock units	51,877	54,419	62,928

The unrecognized compensation cost is expected to be recognized over the next four years.

The following table reflects activity under all stock plans from December 31, 2009 through December 31, 2012, and the weighted average exercise prices (in thousands, except per share amounts):

	Restricted Stock Plans		Stock Option Plans
	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2009	5,369	$24.87	7,289	$22.34
Granted	1,545	$26.81	—	—
Exercised	—	—	(1,726)	$22.22
Restrictions lapsed	(2,722)	$28.17	—	—
Forfeited	(196)	$23.48	(247)	$29.66

Outstanding, December 31, 2010	3,996	$23.44	5,316	$22.04
Granted	1,402	$32.02	—	—
Exercised	—	—	(806)	$22.73
Restrictions lapsed	(2,389)	$25.27	—	—
Forfeited	(94)	$23.09	(60)	$26.05

Outstanding, December 31, 2011	2,915	$26.08	4,450	$21.85
Granted	1,454	$28.36	—	—
Exercised	—	—	(2,260)	$19.00
Restrictions lapsed	(1,790)	$23.71	—	—
Forfeited	(84)	$28.84	(99)	$24.74

Outstanding, December 31, 2012	2,495	$29.02	2,091	$24.80

The total pre-tax intrinsic value of stock options exercised and the total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010, are reflected in the following table (in thousands):

	Years Ended December 31,
	2012	2011	2010
Total pre-tax intrinsic value of stock options exercised	$23,678	$6,429	$9,567
Total fair value of shares vested	$55,186	$67,076	$79,434

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Stock Plans (Continued)

The following table summarizes information about options outstanding and exercisable as of December 31, 2012 (in thousands, except number of years and per share amounts):

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable as of December 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$13.39 to $22.24	414	0.65	$19.87	$4,953
$22.85 to $22.85	535	0.81	$22.85	4,795
$23.49 to $26.56	706	1.88	$26.21	3,961
$26.61 to $33.89	436	2.05	$29.61	962

	2,091	1.40	$24.80	$14,671

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $31.82 as of December 31, 2012, which would have been received by the option holders had they exercised their in-the-money options as of that date.

At December 31, 2012, the total number of available shares to grant under the plans (consisting of either restricted stock, stock units, stock appreciation rights or options to purchase common stock) was approximately 3.4 million. All of the 2.1 million options outstanding at December 31, 2012, were exercisable with a weighted average exercise price of $24.80.

Note L—Net Income Per Share

The calculation of net income per share for the three years ended December 31, 2012 is reflected in the following table (in thousands, except per share amounts):

	Years Ended December 31,
	2012	2011	2010
Basic net income per share:
Net income	$209,942	$149,922	$66,069
Income allocated to participating securities	1,081	2,159	2,340

Net income available to common stockholders	$208,861	$147,763	$63,729

Basic weighted average shares	138,201	140,479	142,833
Basic net income per share	$1.51	$1.05	$.45
Diluted net income per share:
Net income	$209,942	$149,922	$66,069
Income allocated to participating securities	1,075	2,150	2,340

Net income available to common stockholders	$208,867	$147,772	$63,729

Basic weighted average shares	138,201	140,479	142,833
Dilutive effect of potential common shares	1,208	1,311	1,195

Diluted weighted average shares	139,409	141,790	144,028

Diluted net income per share	$1.50	$1.04	$.44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note L—Net Income Per Share Continued)

Potential common shares include the dilutive effect of stock options, unvested performance-based restricted stock, restricted stock which contain forfeitable rights to dividends, and stock units. The weighted average diluted common shares outstanding for the years ended December 31, 2012, 2011 and 2010, respectively, excludes the effect of 0.2 million, 0.5 million, and 0.8 million anti-dilutive potential common shares. Employee stock options will have a dilutive effect under the treasury method only when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds. Under the treasury method, exercise proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in capital surplus, if the options were exercised and the stock units and performance-based restricted stock had vested.

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

The following table provides a reconciliation of revenue and operating income (loss) by reportable segment to consolidated results (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net service revenues
Temporary and consultant staffing	$3,324,286	$3,050,999	$2,568,255
Permanent placement staffing	334,198	302,155	221,219
Risk consulting and internal audit services	452,729	423,822	385,619

	$4,111,213	$3,776,976	$3,175,093

Operating income (loss)
Temporary and consultant staffing	$276,826	$209,101	$108,443
Permanent placement staffing	55,745	35,340	17,502
Risk consulting and internal audit services	10,875	4,977	(10,945)

	343,446	249,418	115,000
Amortization of intangible assets	398	153	411
Interest income, net	(1,197)	(951)	(579)

Income before income taxes	$344,245	$250,216	$115,168

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note M—Business Segments (Continued)

The Company does not report total assets by segment. The following tables represent identifiable assets by business segment (in thousands):

	December 31,
	2012	2011	2010
Accounts receivable
Temporary and consultant staffing	$336,468	$342,122	$296,722
Permanent placement staffing	88,436	75,333	59,952
Risk consulting and internal audit services	112,800	98,499	88,070

	$537,704	$515,954	$444,744

	December 31,
	2012	2011	2010
Goodwill
Temporary and consultant staffing	$134,756	$134,507	$134,653
Permanent placement staffing	26,586	26,545	26,568
Risk consulting and internal audit services	39,997	28,371	28,566

	$201,339	$189,423	$189,787

The Company operates internationally, with operations in North America, South America, Europe, Asia and Australia. The following tables represent revenues and long-lived assets by geographic location (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net service revenues
Domestic	$3,022,274	$2,655,443	$2,263,316
Foreign	1,088,939	1,121,533	911,777

	$4,111,213	$3,776,976	$3,175,093

	December 31,
	2012	2011	2010
Assets, long-lived
Domestic	$86,239	$87,146	$86,689
Foreign	21,441	20,826	16,962

	$107,680	$107,972	$103,651

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note N—Quarterly Financial Data (Unaudited)

The following tabulation shows certain quarterly financial data for 2012 and 2011 (in thousands, except per share amounts):

	Quarter
2012	1	2		3	4
Net service revenues	$1,015,444	$1,028,383		$1,033,173	$1,034,213
Gross margin	$402,083	$415,303		$415,249	$416,425
Income before income taxes	$80,264	$72,272	(a)	$94,467	$97,242
Net income	$48,334	$45,329	(a)	$57,660	$58,619
Net income available to common stockholders - diluted	$48,070	$45,101		$57,383	$58,322
Basic net income per share	$.34	$.33		$.42	$.43
Diluted net income per share	$.34	$.32	(a)	$.41	$.42

(a)	The decrease in second quarter 2012 income before income taxes, net income, and net income per share was primarily due to a charge related to a litigation settlement disclosed in the Company’s July 5, 2012, Form 8-K. The settlement resulted in a non-recurring $19.0 million pre-tax charge to selling, general and administrative expenses and reduced second quarter net income and net income per share by $11.4 million and $0.08 per share, respectively.

	Quarter
2011	1	2	3	4
Net service revenues	$880,869	$937,966	$984,668	$973,473
Gross margin	$338,089	$372,288	$391,903	$387,322
Income before income taxes	$44,576	$61,284	$72,195	$72,161
Net income	$26,705	$36,425	$44,168	$42,624
Net income available to common stockholders - diluted	$26,293	$35,890	$43,556	$42,037
Basic net income per share	$.18	$.25	$.31	$.30
Diluted net income per share	$.18	$.25	$.31	$.30

Note O—Subsequent Events

On February 12, 2013 the Company announced the following:

Quarterly dividend per share	$.16
Declaration date	February 12, 2013
Record date	February 25, 2013
Payment date	March 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Robert Half International Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Robert Half International Inc., and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 15, 2013

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

Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 that occurred during the Company’s fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.    Other Information

None.

PART III

Except as provided below in this Part III, the information required by Items 10 through 14 of Part III is incorporated by reference from Item 1 of this Report and from the registrant’s Proxy Statement, under the captions “Nomination and Election of Directors,” “Beneficial Stock Ownership,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Corporate Governance,” “The Board and Committees” and “Independent Registered Public Accounting Firm” which Proxy Statement will be mailed to stockholders in connection with the registrant’s annual meeting of stockholders which is scheduled to be held in May 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights A	Weighted average exercise price of outstanding options, warrants and rights B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by security holders	1,175,683	$25.09	3,354,026
Equity compensation plans not approved by security holders(a)	915,540	$24.43	0
Total	2,091,223	$24.80	3,354,026

(a)	These plans, by their terms, expressly prohibited any grants to directors or executive officers. All such plans were terminated in May 2005, and no future grants may be made under such plans. The information in the table reflects shares issuable upon the exercise of options granted before such plans were terminated.

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

The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Consolidated statements of financial position at December 31, 2012 and 2011.

Consolidated statements of operations for the years ended December 31, 2012, 2011, and 2010.

Consolidated statements of comprehensive income for the years ended December 31, 2012, 2011, and 2010.

Consolidated statements of stockholders’ equity for the years ended December 31, 2012, 2011, and 2010.

Consolidated statements of cash flows for the years ended December 31, 2012, 2011, and 2010.

Notes to consolidated financial statements.

Report of independent registered public accounting firm.

Selected quarterly financial data for the years ended December 31, 2012 and 2011 are set forth in Note N—Quarterly Financial Data (Unaudited) included in Item 8 of this report.

          2.    Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

Schedules I, III, IV and V have been omitted as they are not applicable.

          3.    Exhibits

Exhibit No.	Exhibit
3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

3.2	By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

4.1	Restated Certificate of Incorporation of Registrant (filed as Exhibit 3.1).

*10.1	Form of Power of Attorney and Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.

*10.2	Employment Agreement between the Registrant and Harold M. Messmer, Jr., incorporated by reference to (i) Exhibit 10.(c) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1985, (ii) Exhibit 10.2(b) to Registrant’s Registration Statement on Form S-1 (No. 33-15171), (iii) Exhibit 10.2(c) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987, (iv) Exhibit 10.2(d) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, (v) Exhibit 28.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1990, (vi) Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, (vii) Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993, (viii) Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, (ix) Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995, (x) Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, (xi) Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the

Exhibit No.	Exhibit

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

*10.3	Amended and Restated Retirement Agreement between Registrant and Harold M. Messmer Jr., incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated December 7, 2006.

*10.4	Excise Tax Restoration Agreement as amended and restated, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

*10.5	Outside Directors’ Option Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

*10.6	Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.7	Amended and Restated Deferred Compensation Plan, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

*10.8	Amended and Restated Severance Agreement dated as of February 9, 2011, between Registrant and Paul F. Gentzkow, incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

*10.9	Agreement dated as of July 31, 1995, between Registrant and Paul F. Gentzkow, incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.10	Form of Amended and Restated Severance Agreement, incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

*10.11	Form of Indemnification Agreement for Directors of the Registrant, incorporated by reference to (i) Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and (ii) Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

*10.12	Form of Indemnification Agreement for Executive Officers of Registrant, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.13	Senior Executive Retirement Plan, incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

*10.14	Collateral Assignment of Split Dollar Insurance Agreement, incorporated by reference to (i) Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, and (ii) Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

*10.15	Form of Part-Time Employment Agreement, as amended and restated, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

*10.16	StockPlus Plan, incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

*10.17	Annual Performance Bonus Plan, as amended and restated, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012.

Exhibit No.	Exhibit

*10.18	Stock Option Plan for Field Employees, incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

*10.19	Equity Incentive Plan—Form of Restricted Stock Agreement, incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated October 21, 2004.

*10.20	Equity Incentive Plan—Form of Stock Option Agreement, incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated October 21, 2004.

*10.21	Outside Directors’ Option Plan—Form of Stock Option Agreement, incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated October 21, 2004.

*10.22	Summary of Outside Director Cash Remuneration, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.

*10.23	Stock Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011.

*10.24	Stock Incentive Plan—Form of Restricted Share Agreement for Executive Officers, incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

*10.25	Amendment to Restricted Share Agreement dated as of May 9, 2012, between Registrant and Harold M. Messmer, Jr., incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012.

*10.26	Form of Amendment to Restricted Share Agreement dated as of May 9, 2012, incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012.

*10.27	Form of Amendment to Restricted Share Agreement dated as of November 8, 2012.

*10.28	Stock Incentive Plan—Form of Stock Option Agreement for Executive Officers, incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

*10.29	Stock Incentive Plan—Form of Restricted Share Agreement for Outside Directors, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.

*10.30	Stock Incentive Plan—Form of Stock Option Agreement for Outside Directors, incorporated by reference to Exhibit 99.6 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

21.1	Subsidiaries of the Registrant.

23.1	Independent Registered Public Accounting Firm’s Consent.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Rule 1350 Certification of Chief Executive Officer.

32.2	Rule 1350 Certification of Chief Financial Officer.

101.1	Part II, Item 8 of this Form 10-K formatted in XBRL.

*    Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

Date: February 15, 2013	By:	/s/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 15, 2013	By:	/s/ HAROLD M. MESSMER, JR.
Harold M. Messmer, Jr. Chairman of the Board, Chief Executive Officer, and a Director (Principal Executive Officer)

Date: February 15, 2013	By:	/s/ ANDREW S. BERWICK, JR.
Andrew S. Berwick, Jr., Director

Date: February 15, 2013	By:	/s/ BARBARA J. NOVOGRADAC
Barbara J. Novogradac, Director

Date: February 15, 2013	By:	/s/ ROBERT J. PACE
Robert J. Pace, Director

Date: February 15, 2013	By:	/s/ FREDERICK A. RICHMAN
Frederick A. Richman, Director

Date: February 15, 2013	By:	/s/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President, Chief Financial Officer and a Director (Principal Financial Officer)

Date: February 15, 2013	By:	/s/ MICHAEL C. BUCKLEY
Michael C. Buckley Executive Vice President and Treasurer (Principal Accounting Officer)

Schedule II—Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Charged to Expenses	Deductions	Translation Adjustments	Balance at End of Period
Year Ended December 31, 2010
Allowance for doubtful accounts receivable	$21,423	6,795	(4,491)	(2,158)	$21,569
Deferred tax valuation allowance	$21,160	12,592	(2,660)	(109)	$30,983
Year Ended December 31, 2011
Allowance for doubtful accounts receivable	$21,569	6,673	(4,370)	(1,245)	$22,627
Deferred tax valuation allowance	$30,983	7,745	(2,308)	(86)	$36,334
Year Ended December 31, 2012
Allowance for doubtful accounts receivable	$22,627	7,133	(3,845)	(1,063)	$24,852
Deferred tax valuation allowance	$36,334	6,558	(2,774)	(808)	$39,310