Form 10-Q
period 2013-03-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2013-05-06
CIK 315213

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2013:

139,543,964 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in thousands, except share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$225,351	$287,635
Accounts receivable, less allowances of $26,009 and $24,852	547,500	512,852
Current deferred income taxes	104,225	102,993
Other current assets	199,325	161,205

Total current assets	1,076,401	1,064,685
Goodwill	200,835	201,339
Other intangible assets, net	1,822	2,256
Property and equipment, net	103,374	107,680
Other assets	5,313	5,311

Total assets	$1,387,745	$1,381,271

LIABILITIES
Accounts payable and accrued expenses	$127,773	$139,879
Accrued payroll costs and retirement obligations	343,628	361,641
Income taxes payable	25,869	—
Current portion of notes payable and other indebtedness	1,811	117

Total current liabilities	499,081	501,637
Notes payable and other indebtedness, less current portion	1,397	1,428
Other liabilities	32,743	36,195

Total liabilities	533,221	539,260

Commitments and Contingencies (Note G and Note L)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 139,525,784 shares and 139,438,603 shares	140	139
Capital surplus	816,376	798,093
Accumulated other comprehensive income	38,008	43,779
Retained earnings	—	—

Total stockholders’ equity	854,524	842,011

Total liabilities and stockholders’ equity	$1,387,745	$1,381,271

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Net service revenues	$1,023,684	$1,015,444
Direct costs of services, consisting of payroll, payroll taxes, insurance costs and reimbursable expenses	613,394	613,361

Gross margin	410,290	402,083
Selling, general and administrative expenses	320,785	322,018
Amortization of intangible assets	433	35
Interest income, net	(304)	(234)

Income before income taxes	89,376	80,264
Provision for income taxes	33,513	31,930

Net income	$55,863	$48,334

Net income available to common stockholders—diluted	$55,861	$48,070

Net income per share (Note J):
Basic	$.41	$.34
Diluted	$.40	$.34
Shares:
Basic	137,311	139,384
Diluted	138,394	140,443
Cash dividends declared per share	$.16	$.15

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2013	2012
COMPREHENSIVE INCOME:
Net income	$55,863	$48,334
Foreign currency translation adjustments, net of tax	(5,771)	4,072

Total comprehensive income	$50,092	$52,406

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
COMMON STOCK—SHARES:
Balance at beginning of period	139,439	142,086
Net issuances of restricted stock	510	709
Repurchases of common stock	(1,289)	(1,926)
Exercises of stock options	866	1,434

Balance at end of period	139,526	142,303

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$139	$142
Net issuances of restricted stock	1	1
Repurchases of common stock	(1)	(2)
Exercise of stock options	1	1

Balance at end of period	$140	$142

CAPITAL SURPLUS:
Balance at beginning of period	$798,093	$759,476
Net issuances of restricted stock at par value	(1)	(1)
Repurchases of common stock—excess over par value	—	(8,058)
Cash dividends ($.16 per share and $.15 per share)	(12,256)	(21,370)
Stock-based compensation expense	8,208	8,886
Exercises of stock options—excess over par value	19,938	26,082
Tax impact of equity incentive plans	2,394	5,564

Balance at end of period	$816,376	$770,579

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$43,779	$40,887
Foreign currency translation adjustments, net of tax	(5,771)	4,072

Balance at end of period	$38,008	$44,959

RETAINED EARNINGS:
Balance at beginning of period	$—	$—
Net income	55,863	48,334
Repurchases of common stock—excess over par value	(45,672)	(48,334)
Cash dividends ($.16 per share)	(10,191)	—

Balance at end of period	$—	$—

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,863	$48,334
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	433	35
Depreciation expense	11,747	12,246
Stock-based compensation expense—restricted stock and stock units	8,208	8,886
Excess tax benefits from stock-based compensation	(992)	(2,438)
Deferred income taxes	(4,117)	(1,554)
Provision for doubtful accounts receivable	2,642	2,321
Changes in assets and liabilities:
Increase in accounts receivable	(42,598)	(28,518)
Decrease in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	(25,011)	(37,161)
Increase in income taxes payable	31,092	26,070
Change in other assets, net of change in other liabilities	(9,382)	(5,007)

Net cash flows provided by operating activities	27,885	23,214

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,082)	(10,372)
Increase in trusts for employee benefits and retirement plans	(29,669)	(1,478)

Net cash flows used in investing activities	(37,751)	(11,850)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(45,673)	(56,394)
Cash dividends paid	(22,021)	(21,016)
Decrease in notes payable and other indebtedness	(2,643)	(32)
Excess tax benefits from stock-based compensation	992	2,438
Proceeds from exercises of stock options	19,938	26,081

Net cash flows used in financing activities	(49,407)	(48,923)

Effect of exchange rate changes on cash and cash equivalents	(3,011)	2,676

Net decrease in cash and cash equivalents	(62,284)	(34,883)
Cash and cash equivalents at beginning of period	287,635	279,336

Cash and cash equivalents at end of period	$225,351	$244,453

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$98	$107
Income taxes, net of refunds	$7,356	$7,028

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2013

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

Basis of Presentation. The unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). The comparative year-end condensed consolidated statement of financial position data presented was derived from audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the periods presented have been included. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2012, included in its annual report on Form 10-K. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for a full year.

Principles of Consolidation. The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany balances have been eliminated.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of March 31, 2013, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, and income and other taxes. Management estimates are also utilized in the Company’s goodwill impairment assessment.

Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs for the three months ended March 31, 2013 and 2012, are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2013	2012
Advertising costs	$9,903	$9,936

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2013

Note A—Summary of Significant Accounting Policies (Continued)

Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. Internal-use software development costs capitalized for the three months ended March 31, 2013 and 2012 are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2013	2012
Internal-use software development costs	$1,170	$4,696

Note B—New Accounting Pronouncements

Balance Sheet Disclosures. In December 2011, the Financial Standards Board (“FASB”) issued authoritative guidance in regards to the presentation of netting assets and liabilities related to financial and derivative instruments as a single amount in the statement of financial position to address the difference between GAAP and international financial reporting standards (“IFRS”). This authoritative guidance is to be applied for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this guidance as of March 31, 2013, did not have an impact on the Company’s Financial Statements.

Comprehensive Income. In March 2013, the FASB issued authoritative guidance in regards to comprehensive income and reporting amounts reclassified out of accumulated other comprehensive income to improve the transparency of reporting these reclassifications. Other comprehensive income which included gains and losses that are initially excluded from net income for an accounting period would need to be presented either on the face of the statement where net income is presented or in the notes. This authoritative guidance is to be applied for annual reporting periods beginning after December 15, 2012. The adoption of this guidance as of March 31, 2013, did not have an impact on the Company’s Financial Statements.

Note C—Other Current Assets

Other current assets consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Deposits in trusts for employee benefits and retirement plans	$129,244	$97,535
Other	70,081	63,670

	$199,325	$161,205

Deposits in trusts for employee benefits increased at March 31, 2013 due to changes in the Company’s broad-based Deferred Salary Savings Plan (the “Plan”) whereby previously unfunded employee accrual accounts were funded so that employees could direct the investments in their accounts. The Company’s executive officers do not participate in the Plan.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2013

Note D—Goodwill

The following table sets forth the activity in goodwill from December 31, 2012, through March 31, 2013 (in thousands):

Goodwill
Balance as of December 31, 2012	$201,339
Acquisitions	13
Foreign currency translation adjustments	(517)

Balance as of March 31, 2013	$200,835

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Computer hardware	$133,138	$132,331
Computer software	272,656	269,917
Furniture and equipment	110,973	114,623
Leasehold improvements	120,255	122,060
Other	12,941	12,884

Property and equipment, cost	649,963	651,815
Accumulated depreciation	(546,589)	(544,135)

Property and equipment, net	$103,374	$107,680

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Payroll and benefits	$198,107	$196,569
Employee retirement obligations	91,933	92,233
Workers’ compensation	30,218	28,595
Payroll taxes	23,370	44,244

	$343,628	$361,641

Included in employee retirement obligations is the following (in thousands):

	March 31, 2013	December 31, 2012
Deferred compensation plan and other benefits related to the Company’s Chief Executive Officer	$73,749	$74,155

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2013

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

Note H—Stockholders’ Equity

Stock Repurchase Program. As of March 31, 2013, the Company is authorized to repurchase, from time to time, up to 10.6 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the three months ended March 31, 2013 and 2012, are reflected in the following table (in thousands):

	Three months ended March 31,
	2013	2012
Common stock repurchased (in shares)	836	1,017
Common stock repurchased	$29,740	$29,487

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. Repurchases of shares are funded with cash generated from operations. The number and the cost of employee stock plan repurchases made during the three months ended March 31, 2013 and 2012, are reflected in the following table (in thousands):

	Three months ended March 31,
	2013	2012
Employee stock plan repurchased (in shares)	453	909
Employee stock plan repurchased	$15,933	$26,907

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Repurchase activity for the three months ended March 31, 2013 and 2012, is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2013

Note H—Stockholders’ Equity (Continued)

Cash Dividends. The Company’s Board of Directors may at their discretion declare and pay dividends upon the shares of the Company’s stock either out of the Company’s retained earnings or capital surplus. The cash dividends declared during the three months ended March 31, 2013 and 2012, are reflected in the following table:

	Three months ended March 31,
	2013	2012
Cash dividends declared per share	$.16	$.15

Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus. As a result, the Company had no retained earnings as of March 31, 2013 and December 31, 2012.

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2013

Note J—Net Income Per Share

The calculation of net income per share for the three months ended March 31, 2013 and 2012 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Basic net income per share:
Net income	$55,863	$48,334
Income allocated to participating securities—basic	2	265

Net income available to common stockholders—basic	$55,861	$48,069

Basic weighted average shares	137,311	139,384
Basic net income per share	$.41	$.34
Diluted net income per share:
Net income	$55,863	$48,334
Income allocated to participating securities—diluted	2	264

Net income available to common stockholders—diluted	$55,861	$48,070

Basic weighted average shares	137,311	139,384
Dilutive effect of potential common shares	1,083	1,059

Diluted weighted average shares	138,394	140,433

Diluted net income per share	$.40	$.34

Potential common shares include the dilutive effect of stock options, unvested performance-based restricted stock, restricted stock which contains forfeitable rights to dividends, and stock units. The weighted average diluted common shares outstanding for the three months ended March 31, 2013 and 2012, excludes the effect of the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Total number of anti-dilutive potential common shares	—	752

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2013

Note K—Business Segments (Continued)

The accounting policies of the segments are set forth in Note A—“Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company evaluates performance based on income or loss from operations before net interest income, intangible amortization expense, and income taxes.

The following table provides a reconciliation of revenue and operating income (loss) by reportable segment to consolidated results (in thousands):

	Three Months Ended March 31,
	2013	2012
Net service revenues
Temporary and consultant staffing	$823,422	$829,657
Permanent placement staffing	83,377	82,862
Risk consulting and internal audit services	116,885	102,925

	$1,023,684	$1,015,444

Operating income (loss)
Temporary and consultant staffing	$73,180	$69,154
Permanent placement staffing	12,585	13,266
Risk consulting and internal audit services	3,740	(2,355)

	89,505	80,065
Amortization of intangible assets	433	35
Interest income, net	(304)	(234)

Income before income taxes	$89,376	$80,264

Note L—Subsequent Events

On May 2, 2013, the Company announced the following:

Quarterly dividend per share	$.16
Declaration date	May 2, 2013
Record date	May 24, 2013
Payment date	June 14, 2013

On April 19, 2013, Plaintiff Vincent Uberti, on his own behalf and on behalf of a putative class of allegedly similarly situated individuals, filed a complaint in the Orange County Superior Court of the State of California, naming the Company (as well other defendants). With respect to the Company, the complaint alleges that a putative class of current and former employees of the Company working in California were denied compensation for the time they spent interviewing with current and potential clients of the Company, over an alleged “Class

Period” covering four years prior to the filing of the complaint. Uberti seeks recovery on his own behalf and on behalf of the putative class in an unspecified amount for this allegedly unpaid compensation. Uberti also seeks recovery of an unspecified amount for the alleged failure of the Company to provide him and the putative class with accurate wage statements. Uberti also seeks recovery of an unspecified amount for statutory penalties, attorney’s fees and other damages. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding and, accordingly, no amounts have been provided in the Company’s Financial Statements. The Company believes it has meritorious defenses to the allegations and the Company intends to vigorously defend against the litigation.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information contained in Management’s Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the Company’s future operating results or financial positions. These statements may be identified by words such as “estimate”, “forecast”, “project”, “plan”, “intend”, “believe”, “expect”, “anticipate”, or variations or negatives thereof or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. These risks and uncertainties include, but are not limited to, the following: the global financial and economic situation; changes in levels of unemployment and other economic conditions in the United States or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of candidates for temporary employment or the Company’s ability to attract candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company’s services, on the Company’s ability to maintain its margins; the possibility of the Company incurring liability for its activities, including the activities of its temporary employees, or for events impacting its temporary employees on clients’ premises; the possibility that adverse publicity could impact the Company’s ability to attract and retain clients and candidates; the success of the Company in attracting, training, and retaining qualified management personnel and other staff employees; the Company’s ability to comply with governmental regulations affecting personnel services businesses in particular or employer/employee relationships in general; whether there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; the Company’s reliance on short-term contracts for a significant percentage of its business; litigation relating to prior or current transactions or activities, including litigation that may be disclosed from time to time in the Company’s SEC filings; the ability of the Company to manage its international operations and comply with foreign laws and regulations; the impact of fluctuations in foreign currency exchange rates; the possibility that the additional costs the Company will incur as a result of health care reform legislation may adversely affect the Company’s profit margins or the demand for the Company’s services; the possibility that the Company’s computer and communications hardware and software systems could be damaged or their service interrupted; and the possibility that the Company may fail to maintain adequate financial and management controls and as a result suffer errors in its financial reporting. Additionally, with respect to Protiviti, other risks and uncertainties include the fact that future success will depend on its ability to retain employees and attract clients; there can be no assurance that there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; failure to produce projected revenues could adversely affect financial results; and there is the possibility of involvement in litigation relating to prior or current transactions or activities. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results.

Critical Accounting Policies and Estimates

The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There were no material changes to these critical accounting policies during the three months ended March 31, 2013.

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

The Company’s temporary and permanent placement staffing services business has 346 offices in 42 states, the District of Columbia and 19 foreign countries, while Protiviti has 60 offices in 23 states and 12 foreign countries.

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

Three months ended March 31, 2013 and 2012

Revenues. The Company’s revenues were $1.0 billion for both the three months ended March 31, 2013 and 2012. Revenues from foreign operations represented 25% of total revenues for the three months ended March 31, 2013, compared to 28% for the three months ended March 31, 2012. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. For the three months ended March 31, 2013, revenues for the Company’s temporary and consultant staffing segment was down compared to the same period in 2012. Revenues for the Company’s risk consulting and internal audit and permanent placement staffing segments were up for the three months ended March 31, 2013 compared to the same period in 2012. Results were strongest domestically, with growth rates outside the United States impacted by weaker economies in several countries, most notably within Europe. Contributing factors for each reportable segment are discussed below in further detail.

Temporary and consultant staffing services revenues were $824 million for the three months ended March 31, 2013, decreasing by 0.8% compared to revenues of $830 million for the three months ended March 31, 2012. On a same-day, constant-currency basis, temporary and consultant staffing services revenues increased 1.8% for the first quarter of 2013 compared to the first quarter of 2012. In the U.S., revenues in the first quarter of 2013 increased 2.9%, or 5.5% on a same-day basis, compared to the first quarter of 2012. For the Company’s international operations, 2013 first quarter revenues decreased 10.7% and on a same-day, constant-currency basis decreased 8.2%, compared to the first quarter of 2012.

Permanent placement staffing revenues were $83 million for both the three months ended March 31, 2013 and 2012. On a same-day, constant-currency basis, permanent placement revenues increased 4.0% for the first quarter of 2013 compared to the first quarter of 2012. In the U.S., revenues for the first quarter of 2013 increased 14.9%, or 17.8% on a same-day basis, compared to the first quarter of 2012. For the Company’s international operations, revenues for the first quarter of 2013 decreased 16.6%, and on a same-day, constant-currency basis decreased 12.7%, compared to the first quarter of 2012. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue.

A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended March 31, 2013, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	-0.8%	2.9%	-10.7%
Billing Days Impact	2.5%	2.6%	2.2%
Currency Impact	0.1%	—	0.3%

Same Billing Days and Constant Currency	1.8%	5.5%	-8.2%

Permanent placement staffing
As Reported	0.6%	14.9%	-16.6%
Billing Days Impact	2.6%	2.9%	2.1%
Currency Impact	0.8%	—	1.8%

Same Billing Days and Constant Currency	4.0%	17.8%	-12.7%

Risk consulting and internal audit services revenues were $117 million for the three months ended March 31, 2013, increasing by 13.6% compared to revenues of $103 million for the three months ended March 31, 2012. In the U.S., revenues in the first quarter of 2013 increased 16.6% compared to the first quarter of 2012. Contributing to the U.S. increase was strong demand for consulting solutions including regulatory risk and compliance as well as information technology application controls and security. The Company’s risk consulting and internal audit services revenues from international operations increased 4.3% compared to the first quarter of 2012.

Gross Margin. The Company’s gross margin dollars were $410 million for the three months ended March 31, 2013, increasing by 2% compared to $402 million for the three months ended March 31, 2012. In the first quarter of 2013, gross margin dollars increased for all three of the Company’s reportable segments compared to the first quarter of 2012. Gross margin as a percentage of revenues increased for the Company’s temporary and consultant staffing services and risk consulting and internal audit services segments on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $297 million for the three months ended March 31, 2013, compared to $295 million for the three months ended March 31, 2012. As a percentage of revenues, gross margin for temporary and consultant staffing services was 36.1% in the first quarter of 2013, up from 35.6% in the first quarter of 2012. The higher temporary and consultant gross margin percentage is due primarily to lower fringe benefit costs and higher pay/bill spreads in the United States. Pay/bill spreads represent the differential between wages paid to temporary employees and amounts billed to clients.

Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $83 million for both the three months ended March 31, 2013 and 2012. Because reimbursable expenses for permanent placement staffing services are de minimis, gross margin dollars are substantially explained by revenues previously discussed.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $30 million for the three months ended March 31, 2013, increasing by 26% compared to $24 million for the three months ended March 31, 2012. As a percentage of revenues, gross margin for risk consulting and internal audit services was 25.7% in the first quarter of 2013, up from 23.1% in the first quarter of 2012. The year-over-year margin increase expressed as a percentage of revenues is primarily due to an increase in staff utilization levels.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses were $321 million for the three months ended March 31, 2013, decreasing slightly compared to $322 million for the three months ended March 31, 2012. As a percentage of revenues, the Company’s selling, general and administrative expenses were 31.3% for the first quarter of 2013, down from 31.7% for the first quarter of 2012. Contributing factors related to each reportable segment are discussed below in further detail.

Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $224 million for the three months ended March 31, 2013, down 1% from $226 million for the three months ended March 31, 2012. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 27.2% in the first quarter of 2013, down from 27.3% in the first quarter of 2012. For the first quarter of 2013 compared to the first quarter of 2012, decreases in variable overhead, administrative compensation and fixed overhead, partially offset by an increase in field compensation, drove the overall decrease as a percentage of revenues.

Selling, general and administrative expenses for the Company’s permanent placement staffing division were $71 million for the three months ended March 31, 2013, increasing by 2% compared to $70 million for the three months ended March 31, 2012. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 84.9% in the first quarter of 2013, up from 83.9% in the first quarter of 2012. For the first quarter of 2013 compared to the first quarter of 2012, an increase in field compensation drove the overall increase as a percentage of revenues.

Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $26 million for both the three months ended March 31, 2013 and 2012. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 22.5% in the first quarter of 2013, down from 25.4% in the first quarter of 2012. For the first quarter of 2013 compared to the first quarter of 2012, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to higher operating leverage obtained by higher revenues.

Operating Income. The Company’s total operating income was $90 million, or 8.7% of revenues, for the three months ended March 31, 2013, increasing by 12% from $80 million, or 7.9% of revenues, for the three months ended March 31, 2012. For the Company’s temporary and consultant staffing services division, operating income was $73 million, or 8.9% of applicable revenues, up from $69 million, or 8.3% of applicable revenues, in the first quarter of 2012. For the Company’s permanent placement staffing division, operating income was $13 million, or 15.1% of applicable revenues, down from an operating income of $13 million, or 16.0% of applicable revenues, in the first quarter of 2012. For the Company’s risk consulting and internal audit services division, operating income was $4 million, or 3.2% of applicable revenues, up from an operating loss of $2 million, or negative 2.3% of applicable revenues, in the first quarter of 2012.

Provision for income taxes. The provision for income taxes was 37% and 40%, as a percentage of income before income taxes, for the three months ended March 31, 2013 and 2012, respectively. The lower tax rate is primarily due to non-U.S. legal entity restructuring.

Liquidity and Capital Resources

The change in the Company’s liquidity during the three months ended March 31, 2013 and 2012 is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and payment of dividends.

Cash and cash equivalents were $225 million and $244 million at March 31, 2013 and 2012, respectively. Operating activities provided $28 million during the three months ended March 31, 2013, which was more than offset by $38 million and $49 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $23 million during the three months ended March 31, 2012, which was more than offset by $12 million and $49 million of net cash used in investing activities and financing activities, respectively.

Operating activities—Net cash provided by operating activities for the three months ended March 31, 2013, was composed of net income of $56 million, adjusted for non-cash items of $18 million, and offset by changes in working capital of $46 million. Net cash provided by operating activities for the three months ended March 31, 2012, was comprised of net income of $48 million, adjusted for non-cash items of $20 million, and offset by changes in working capital of $45 million.

Investing activities—Net cash used in investing activities for the three months ended Mach 31, 2013, was $38 million. This was composed of capital expenditures of $8 million and deposits to trusts for employee benefits and retirement plans of $30 million. Net cash used in investing activities for the three months ended March 31, 2012, was $12 million. This was comprised of capital expenditures of $10 million and deposits to trusts for employee benefits and retirement plans of $2 million.

Financing activities—Net cash used in financing activities for the three months ended March 31, 2013, was $49 million. This included repurchases of $46 million in common stock, $22 million in cash dividends to stockholders and $2 million in notes payable and other indebtedness, offset by proceeds of $20 million from exercises of stock options and $1 million in excess tax benefits from stock-based compensation. Net cash used in financing activities for the three months ended March 31, 2012, was $49 million. This included repurchases of $56 million in common stock and $21 million in cash dividends to stockholders, offset by proceeds of $26 million from exercises of stock options and $2 million in excess tax benefits from stock-based compensation.

As of March 31, 2013 the Company is authorized to repurchase, from time to time, up to 10.6 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the three months ended March 31, 2013 and 2012, the Company repurchased 0.8 million shares and 1.0 million shares of common stock on the open market for a total cost of $30 million and $29 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the three months ended March 31, 2013 and 2012, such repurchases totaled 0.5 million shares, at a cost of $16 million, and 1.0 million shares, at a cost of $27 million, respectively. Repurchases of shares have been funded with cash generated from operations.

The Company’s working capital March 31, 2013, included $225 million in cash and cash equivalents. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short- and long-term basis.

On May 2, 2013, the Company announced a quarterly dividend of $.16 per share to be paid to all shareholders of record as of May 24, 2013. The dividend will be paid on June 14, 2013.

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

For the three months ended March 31, 2013, approximately 25% of the Company’s revenues were generated outside of the U.S. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, and Euro, have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

On April 19, 2013, Plaintiff Vincent Uberti, on his own behalf and on behalf of a putative class of allegedly similarly situated individuals, filed a complaint in the Orange County Superior Court of the State of California, naming the Company (as well other defendants). With respect to the Company, the complaint alleges that a putative class of current and former employees of the Company working in California were denied compensation for the time they spent interviewing with current and potential clients of the Company, over an alleged “Class Period” covering four years prior to the filing of the complaint. Uberti seeks recovery on his own behalf and on behalf of the putative class in an unspecified amount for this allegedly unpaid compensation. Uberti also seeks recovery of an unspecified amount for the alleged failure of the Company to provide him and the putative class with accurate wage statements. Uberti also seeks recovery of an unspecified amount for statutory penalties, attorney’s fees and other damages. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding and, accordingly, no amounts have been provided in the Company’s Financial Statements. The Company believes it has meritorious defenses to the allegations and the Company intends to vigorously defend against the litigation.

There have been no material developments with regard to the legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 1A.	Risk Factors

There have not been any material changes with regard to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (d)
January 1, 2013 to January 31, 2013	422,936	(a)	$35.12	—	11,396,291
February 1, 2013 to February 28, 2013	233,072	(b)	$35.03	203,900	11,192,391
March 1, 2013 to March 31, 2013	633,063	(c)	$35.79	632,410	10,559,981

Total January 1, 2013 to March 31, 2013	1,289,071			836,310

(a)	Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(b)	Includes 29,172 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(c)	Includes 653 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(d)	Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transaction depending on market conditions. Since plan inception, a total of 98,000,000 shares have been authorized for repurchase of which 87,440,019 shares have been repurchased as of March 31, 2013.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosure

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

3.2	By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.1	Stock Incentive Plan—Form of Restricted Share Agreement for Executive Officers.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.1	Part I, Item 1 of this Form 10-Q formatted in XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: May 6, 2013