Form 10-Q
period 2013-06-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2013-08-02
CIK 315213

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2013:

138,844,810 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in thousands, except share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$246,971	$287,635
Accounts receivable, less allowances of $25,053 and $24,852	557,311	512,852
Current deferred income taxes	110,526	102,993
Other current assets	204,291	161,205

Total current assets	1,119,099	1,064,685
Goodwill	200,522	201,339
Other intangible assets, net	1,389	2,256
Property and equipment, net	101,942	107,680
Other assets	5,372	5,311

Total assets	$1,428,324	$1,381,271

LIABILITIES
Accounts payable and accrued expenses	$127,483	$139,879
Accrued payroll costs and retirement obligations	391,850	361,641
Income taxes payable	15,440	—
Current portion of notes payable and other indebtedness	122	117

Total current liabilities	534,895	501,637
Notes payable and other indebtedness, less current portion	1,365	1,428
Other liabilities	30,313	36,195

Total liabilities	566,573	539,260

Commitments and Contingencies (Note F)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 138,854,444 shares and 139,438,603 shares	139	139
Capital surplus	829,035	798,093
Accumulated other comprehensive income	32,518	43,779
Retained earnings	59	—

Total stockholders’ equity	861,751	842,011

Total liabilities and stockholders’ equity	$1,428,324	$1,381,271

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net service revenues	$1,063,228	$1,028,383	$2,086,912	$2,043,827
Direct costs of services, consisting of payroll, payroll taxes, insurance costs and reimbursable expenses	631,120	613,080	1,244,514	1,226,441

Gross margin	432,108	415,303	842,398	817,386
Selling, general and administrative expenses	331,314	343,264	652,099	665,282
Amortization of intangible assets	434	52	867	87
Interest income, net	(236)	(285)	(540)	(519)

Income before income taxes	100,596	72,272	189,972	152,536
Provision for income taxes	37,507	26,943	71,020	58,873

Net income	$63,089	$45,329	$118,952	$93,663

Net income available to common stockholders—diluted	$63,088	$45,101	$118,948	$93,171

Net income per share (Note I):
Basic	$.46	$.33	$.87	$.67
Diluted	$.46	$.32	$.86	$.67

Shares:
Basic	136,385	138,588	136,845	138,986
Diluted	137,659	139,739	138,024	140,036

Cash dividends declared per share	$.16	$.15	$.32	$.30

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
COMPREHENSIVE INCOME:
Net income	$63,089	$45,329	$118,952	$93,663
Foreign currency translation adjustments, net of tax	(5,490)	(6,452)	(11,261)	(2,380)

Total comprehensive income	$57,599	$38,877	$107,691	$91,283

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share amounts)

	Six Months Ended June 30,
	2013	2012
COMMON STOCK—SHARES:
Balance at beginning of period	139,439	142,086
Net issuances of restricted stock	958	1,240
Repurchases of common stock	(2,517)	(3,484)
Exercises of stock options	974	1,844

Balance at end of period	138,854	141,686

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$139	$142
Net issuances of restricted stock	1	1
Repurchases of common stock	(2)	(3)
Exercise of stock options	1	2

Balance at end of period	$139	$142

CAPITAL SURPLUS:
Balance at beginning of period	$798,093	$759,476
Net issuances of restricted stock at par value	(1)	(1)
Repurchases of common stock—excess over par value	—	(7,714)
Cash dividends ($.32 per share and $.30 per share)	(12,256)	(42,614)
Stock-based compensation expense	17,976	20,205
Exercises of stock options—excess over par value	22,396	35,389
Tax impact of equity incentive plans	2,827	5,970

Balance at end of period	$829,035	$770,711

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$43,779	$40,887
Foreign currency translation adjustments, net of tax	(11,261)	(2,380)

Balance at end of period	$32,518	$38,507

RETAINED EARNINGS:
Balance at beginning of period	$—	$—
Net income	118,952	93,663
Repurchases of common stock—excess over par value	(86,379)	(93,663)
Cash dividends ($.32 per share)	(32,514)	—

Balance at end of period	$59	$—

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$118,952	$93,663
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	867	87
Depreciation expense	23,326	24,280
Stock-based compensation expense—restricted stock and stock units	17,976	20,205
Excess tax benefits from stock-based compensation	(1,280)	(2,895)
Deferred income taxes	(13,286)	(13,973)
Provision for doubtful accounts receivable	3,063	4,644
Changes in assets and liabilities:
Increase in accounts receivable	(54,751)	(44,317)
Increase (decrease) in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	23,734	(3,114)
Increase in income taxes payable	15,265	38,650
Change in other assets, net of change in other liabilities	(3,931)	(1,944)

Net cash flows provided by operating activities	129,935	115,286

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	—	(1,484)
Capital expenditures	(19,104)	(24,211)
Increase in trusts for employee benefits and retirement plans	(33,076)	(3,596)

Net cash flows used in investing activities	(52,180)	(29,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(86,381)	(101,380)
Cash dividends paid	(43,886)	(41,874)
Decrease in notes payable and other indebtedness	(4,388)	(55)
Excess tax benefits from stock-based compensation	1,280	2,895
Proceeds from exercises of stock options	22,396	35,391

Net cash flows used in financing activities	(110,979)	(105,023)

Effect of exchange rate changes on cash and cash equivalents	(7,440)	(1,730)

Net decrease in cash and cash equivalents	(40,664)	(20,758)
Cash and cash equivalents at beginning of period	287,635	279,336

Cash and cash equivalents at end of period	$246,971	$258,578

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2013

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

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of June 30, 2013, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, and income and other taxes. Management estimates are also utilized in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions.

Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs for the three and six months ended June 30, 2013 and 2012, are reflected in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Advertising costs	$9,678	$11,290	$19,581	$21,226

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2013

Note A—Summary of Significant Accounting Policies (Continued)

Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. Internal-use software development costs capitalized for the three and six months ended June 30, 2013 and 2012, are reflected in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Internal-use software development costs	$2,897	$4,984	$4,067	$9,681

Note B—Other Current Assets

Other current assets consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Deposits in trusts for employee benefits and retirement plans	$132,994	$97,535
Other	71,297	63,670

	$204,291	$161,205

Deposits in trusts for employee benefits increased for the six months ended June 30, 2013 due to changes in the Company’s broad-based Deferred Salary Savings Plan (the “Plan”) whereby previously unfunded employee accrual accounts were funded so that employees could direct the investments in their accounts. The Company’s executive officers do not participate in the Plan.

Note C—Goodwill

The following table sets forth the activity in goodwill from December 31, 2012, through June 30, 2013 (in thousands):

Goodwill
Balance as of December 31, 2012	$201,339
Acquisitions	13
Foreign currency translation adjustments	(830)

Balance as of June 30, 2013	$200,522

The Company completed its annual goodwill impairment analysis as of June 30, 2013, and determined that no adjustment to the carrying value of goodwill was required.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2013

Note D—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Computer hardware	$135,590	$132,331
Computer software	276,037	269,917
Furniture and equipment	109,352	114,623
Leasehold improvements	114,006	122,060
Other	11,466	12,884

Property and equipment, cost	646,451	651,815
Accumulated depreciation	(544,509)	(544,135)

Property and equipment, net	$101,942	$107,680

Note E—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Payroll and benefits	$239,837	$196,569
Employee retirement obligations	93,398	92,233
Workers’ compensation	30,442	28,595
Payroll taxes	28,173	44,244

	$391,850	$361,641

Included in employee retirement obligations is the following (in thousands):

	June 30, 2013	December 31, 2012
Deferred compensation plan and other benefits related to the Company’s Chief Executive Officer	$74,617	$74,155

Note F—Commitments and Contingencies

On April 19, 2013, Plaintiff Vincent Uberti, on his own behalf and on behalf of a putative class of allegedly similarly situated individuals, filed a complaint naming the Company (as well other defendants). With respect to the Company, the complaint alleges that a putative class of current and former employees of the Company working in California were denied compensation for the time they spent interviewing with current and potential clients of the Company over an alleged “Class Period” covering four years prior to the filing of the complaint. Uberti seeks recovery on his own behalf and on behalf of the putative class in an unspecified amount for this allegedly unpaid compensation. Uberti also seeks recovery of an unspecified amount for the alleged failure of the Company to provide him and the putative class with accurate wage statements. Uberti also seeks recovery of an unspecified amount for statutory penalties, attorney’s fees and other damages. On July 18, 2013, the United States District Court ordered that: (i) Uberti’s claims against the Company must be arbitrated; (ii) the class action waiver in the Mutual

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2013

Note F—Commitments and Contingencies (Continued)

Agreement to Arbitrate Claims between the Company and Uberti was enforceable and not unconscionable; and (iii) that the case would be stayed as to Uberti’s claims against the Company. The Company has determined that this litigation is not currently a material legal proceeding. Accordingly, the Company does not presently intend to make disclosures regarding this case in its future Securities and Exchange Commission filings.

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

Note G—Stockholders’ Equity

Stock Repurchase Program. As of June 30, 2013, the Company is authorized to repurchase, from time to time, up to 9.4 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the six months ended June 30, 2013 and 2012, are reflected in the following table (in thousands):

	Six months ended June 30,
	2013	2012
Common stock repurchased (in shares)	2,026	2,503
Common stock repurchased	$69,117	$72,361

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. Repurchases of shares are funded with cash generated from operations. The number and the cost of employee stock plan repurchases made during the six months ended June 30, 2013 and 2012, are reflected in the following table (in thousands):

	Six months ended June 30,
	2013	2012
Employee stock plan repurchased (in shares)	491	980
Employee stock plan repurchased	$17,263	$29,019

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2013

Note G—Stockholders’ Equity (Continued)

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Repurchase activity for the six months ended June 30, 2013 and 2012, is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.

Cash Dividends. The Company’s Board of Directors may at their discretion declare and pay dividends upon the shares of the Company’s stock either out of the Company’s retained earnings or capital surplus. The cash dividends declared during the six months ended June 30, 2013 and 2012, are reflected in the following table:

	Six months ended June 30,
	2013	2012
Cash dividends declared per share	$.32	$.30

Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus. As a result, the Company had $59 thousand in retained earnings as of June 30, 2013 and no retained earnings as of December 31, 2012.

Note H—Stock Plans

Under various stock plans, officers, employees and outside directors have received or may receive grants of restricted stock, stock units, stock appreciation rights or options to purchase common stock. Grants have been made at the discretion of the Committees of the Board of Directors. Grants generally vest over three or four years. Shares offered under the plans are authorized but unissued shares or treasury shares.

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

The Company recognizes compensation expense equal to the grant-date fair value for all stock-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to performance conditions, in which case the Company recognizes compensation expense over the requisite service period of each separate vesting tranche. The Company determines the grant-date fair value of its restricted stock and stock unit awards using the fair market value on the grant date, unless the awards are subject to market conditions, in which case the Company utilizes a binomial-lattice model (e.g., Monte Carlo simulation model). The Monte Carlo simulation model utilizes multiple input variables to determine the stock-based compensation expense.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2013

Note H—Stock Plans (Continued)

During the first six months of 2013, the Company granted performance shares to its executives in the form of restricted stock. The shares granted contain (1) a performance condition based on target net income per share and (2) a market condition based on Total Shareholder Return (TSR). The TSR market condition measures the Company’s performance against a peer group. Shares will be delivered at the end of the three year vesting and TSR performance period based on the Company’s actual performance compared to the peer group. Actual shares earned will range from fifty percent (50%) to one hundred fifty percent (150%) of the target award after any adjustment made for the performance condition. The fair value of this award was determined using a Monte Carlo simulation.

Note I—Net Income Per Share

The calculation of net income per share for the three and six months ended June 30, 2013 and 2012 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic net income per share:
Net income	$63,089	$45,329	$118,952	$93,663
Income allocated to participating securities—basic	1	228	4	494

Net income available to common stockholders—basic	$63,088	$45,101	$118,948	$93,169

Basic weighted average shares	136,385	138,588	136,845	138,986
Basic net income per share	$.46	$.33	$.87	$.67
Diluted net income per share:
Net income	$63,089	$45,329	$118,952	$93,663
Income allocated to participating securities—diluted	1	228	4	492

Net income available to common stockholders—diluted	$63,088	$45,101	$118,948	$93,171

Basic weighted average shares	136,385	138,588	136,845	138,986
Dilutive effect of potential common shares	1,274	1,151	1,179	1,050

Diluted weighted average shares	137,659	139,739	138,024	140,036

Diluted net income per share	$.46	$.32	$.86	$.67

Potential common shares include the dilutive effect of stock options, unvested performance-based restricted stock, restricted stock which contains forfeitable rights to dividends, and stock units. The weighted average diluted common shares outstanding for the three and six months ended June 30, 2013 and 2012, excludes the effect of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total number of anti-dilutive potential common shares	165	239	83	233

Employee stock options will have a dilutive effect under the treasury method only when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds. Under the treasury method, exercise proceeds include the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2013

Note I—Net Income Per Share (Continued)

benefits that would be recorded in capital surplus, if the options were exercised and the stock units and performance-based restricted stock had vested.

Note J—Business Segments

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

The following table provides a reconciliation of revenue and operating income (loss) by reportable segment to consolidated results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net service revenues
Temporary and consultant staffing	$842,069	$829,008	$1,665,491	$1,658,665
Permanent placement staffing	90,347	89,141	173,724	172,003
Risk consulting and internal audit services	130,812	110,234	247,697	213,159

	$1,063,228	$1,028,383	$2,086,912	$2,043,827

Operating income (loss)
Temporary and consultant staffing	$76,581	$51,668	$149,761	$120,822
Permanent placement staffing	15,477	18,358	28,062	31,624
Risk consulting and internal audit services	8,736	2,013	12,476	(342)

	100,794	72,039	190,299	152,104
Amortization of intangible assets	434	52	867	87
Interest income, net	(236)	(285)	(540)	(519)

Income before income taxes	$100,596	$72,272	$189,972	$152,536

Note K—Subsequent Events

On July 30, 2013, the Company announced the following:

Quarterly dividend per share	$.16
Declaration date	July 30, 2013
Record date	August 26, 2013
Payment date	September 16, 2013

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Other than updates to estimates used in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions discussed below, there were no material changes to these critical accounting policies during the six months ended June 30, 2013.

Goodwill Impairment. The Company assesses the impairment of goodwill annually in the second quarter, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance. The Company completed its annual goodwill impairment analysis as of June 30, 2013, and determined that no adjustment to the carrying value of goodwill was required.

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

The Company’s reporting units are Accountemps, Robert Half Finance & Accounting, OfficeTeam, Robert Half Technology, Robert Half Management Resources and Protiviti, which had goodwill balances at June 30, 2013, of $127.3 million, $26.5 million, $0.0 million, $7.1 million, $0.0 million and $39.6 million, respectively, totaling $200.5 million. There were no changes to the Company’s reporting units or to the allocations of goodwill by reporting unit through June 30, 2013.

The goodwill impairment assessment is based upon a discounted cash flow analysis. The estimate of future cash flows is based upon, among other things, a discount rate and certain assumptions about expected future operating performance. The discount rate for all reporting units was determined by management based on estimates of risk free interest rates, beta and market risk premiums. The discount rate used was compared to the rate published in various third party research reports, which indicated that the rate was within a range of reasonableness. The primary assumptions related to future operating performance include revenue growth rates and profitability levels. In addition, the impairment assessment requires that management make certain judgments in allocating shared assets and liabilities to the balance sheets of the reporting units. Solely for purposes of establishing inputs for the fair value calculations described above related to its annual goodwill impairment testing, the Company made the following assumptions. The Company assumed that year-to-date trends through the date of the most recent assessment would continue for all reporting units through 2013, using unique assumptions for each reporting unit. In addition, the Company applied profitability assumptions consistent with each reporting unit’s historical trends at various revenue levels and, for years 2015 and beyond, used a 5% growth factor to calculate the terminal value at the end of ten years for each unit. This rate is comparable to the Company’s most recent ten-year annual compound revenue growth rate. In its most recent calculation, the Company used a 10.5% discount rate, which is slightly higher than the 10.0% discount rate used for the Company’s test during the second quarter of 2012. This increase in discount rate is attributable primarily to an increase in the risk free rate, partially offset by a decrease in the equity market risk premium.

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

The Company recognizes compensation expense equal to the grant-date fair value for all stock-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to performance conditions, in which case the Company recognizes compensation expense over the requisite service period of each separate vesting tranche. The Company determines the grant-date fair value of its restricted stock and stock unit awards using the fair market value on the grant date, unless the awards are subject to market conditions, in which case the Company utilizes a binomial-lattice model (e.g., Monte Carlo simulation model). The Monte Carlo simulation model utilizes multiple input variables to determine the stock-based compensation expense.

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

The Company’s temporary and permanent placement staffing services business has 348 offices in 42 states, the District of Columbia and 19 foreign countries, while Protiviti has 60 offices in 23 states and 12 foreign countries.

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

Three months ended June 30, 2013 and 2012

Revenues. The Company’s revenues were $1.1 billion for the three months ended June 30, 2013 compared to $1.0 billion for the three months ended June 30, 2012. Revenues from foreign operations represented 24% of total revenues for the three months ended June 30, 2013, compared to 26% for the three months ended June 30, 2012. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. For the three months ended June 30, 2013, revenues for the Company’s temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit segments was up compared to the same period in 2012. Results were strongest domestically, with growth rates outside the United States impacted by weaker economies in several countries, most notably within Europe. Contributing factors for each reportable segment are discussed below in further detail.

Temporary and consultant staffing services revenues were $842 million for the three months ended June 30, 2013, increasing by 1.6% compared to revenues of $829 million for the three months ended June 30, 2012. On a same-day, constant-currency basis, temporary and consultant staffing services revenues increased 0.9% for the second quarter of 2013 compared to the second quarter of 2012. In the U.S., revenues in the second quarter of 2013 increased 4.0%, or 3.3% on a same-day basis, compared to the second quarter of 2012. For the Company’s international operations, 2013 second quarter revenues decreased 5.8% and on a same-day, constant-currency basis decreased 6.2%, compared to the second quarter of 2012.

Permanent placement staffing revenues were $90 million for the three months ended June 30, 2013, increasing by 1.4% compared to revenues of $89 million for the three months ended June 30, 2012. On a same-day, constant-currency basis, permanent placement revenues increased 1.2% for the second quarter of 2013 compared to the second quarter of 2012. In the U.S., revenues for the second quarter of 2013 increased 10.3%, or 9.6% on a same-day basis, compared to the second quarter of 2012. For the Company’s international operations, revenues for the second quarter of 2013 decreased 10.8% and on a same-day, constant-currency basis decreased 10.1%, compared to the second quarter of 2012. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue.

A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended June 30, 2013, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	1.6%	4.0%	-5.8%
Billing Days Impact	-0.8%	-0.7%	-0.7%
Currency Impact	0.1%	—	0.3%

Same Billing Days and Constant Currency	0.9%	3.3%	-6.2%

Permanent placement staffing
As Reported	1.4%	10.3%	-10.8%
Billing Days Impact	-0.7%	-0.7%	-0.6%
Currency Impact	0.5%	—	1.3%

Same Billing Days and Constant Currency	1.2%	9.6%	-10.1%

Risk consulting and internal audit services revenues were $131 million for the three months ended June 30, 2013, increasing by 18.7% compared to revenues of $110 million for the three months ended June 30, 2012. In the U.S., revenues in the second quarter of 2013 increased 23.3% compared to the second quarter of 2012. Contributing to the U.S. increase was strong demand for consulting solutions including regulatory risk and compliance as well as information technology application controls and security. The Company’s risk consulting and internal audit services revenues from international operations increased 4.2% compared to the second quarter of 2012.

Gross Margin. The Company’s gross margin dollars were $432 million for the three months ended June 30, 2013, increasing by 4% compared to $415 million for the three months ended June 30, 2012. In the second quarter of 2013, gross margin dollars increased for all three of the Company’s reportable segments compared to the second quarter of 2012. Gross margin as a percentage of revenues increased for the Company’s temporary and consultant staffing services and risk consulting and internal audit services segments on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $304 million for the three months ended June 30, 2013, compared to $297 million for the three months ended June 30, 2012. As a percentage of revenues, gross margin for temporary and consultant staffing services was 36.1% in the second quarter of 2013, up from 35.8% in the second quarter of 2012. The higher temporary and consultant gross margin percentage is due primarily to lower fringe benefit costs and higher pay/bill spreads in the United States. Pay/bill spreads represent the differential between wages paid to temporary employees and amounts billed to clients.

Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $90 million for the three months ended June 30, 2013, compared to $89 million for the three months ended June 30, 2012. Because reimbursable expenses for permanent placement staffing services are de minimis, gross margin dollars are substantially explained by revenues previously discussed.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $38 million for the three months ended June 30, 2013, increasing by 28% compared to $29 million for the three months ended June 30, 2012. As a percentage of revenues, gross margin for risk consulting and internal audit services was 28.6% in the second quarter of 2013, up from 26.4% in the second quarter of 2012. The year-over-year margin increase expressed as a percentage of revenues is primarily due to an increase in staff utilization levels.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses were $331 million for the three months ended June 30, 2013, down 3.5% from $343 million for the three months ended June 30, 2012. As a percentage of revenues, the Company’s selling, general and administrative expenses were 31.2% for the second quarter of 2013, down from 33.4% for the second quarter of 2012. The decrease in Q2 2013 selling, general and administrative expenses was primarily due to a $19 million, or 1.8% of revenues, charge in the second quarter of 2012 related to a litigation settlement disclosed in the Company’s July 5, 2012, Form 8-K. Contributing factors related to each reportable segment are discussed below in further detail.

Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $228 million for the three months ended June 30, 2013, down 7.2% from $245 million for the three months ended June 30, 2012. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 27.1% in the second quarter of 2013, down from 29.6% in the second quarter of 2012. For the second quarter of 2013 compared to the second quarter of 2012, the decrease in selling, general and administrative expenses is primarily due to the previously mentioned litigation settlement.

Selling, general and administrative expenses for the Company’s permanent placement staffing division were $75 million for the three months ended June 30, 2013, increasing by 5.8% compared to $71 million for the three months ended June 30, 2012. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 82.8% in the second quarter of 2013, up from 79.4% in the second quarter of 2012. For the second quarter of 2013 compared to the second quarter of 2012, an increase in field compensation and variable overhead drove the overall increase as a percentage of revenues.

Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $28 million for the three months ended June 30, 2013, increasing by 5.8% compared to $27 million for the three months ended June 30, 2012. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 21.9% in the second quarter of 2013, down from 24.6% in the second quarter of 2012. For the second quarter of 2013 compared to the second quarter of 2012, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to higher operating leverage obtained by higher revenues.

Operating Income. The Company’s total operating income was $101 million, or 9.5% of revenues, for the three months ended June 30, 2013, increasing by 40% from $72 million, or 7.0% of revenues, for the three months ended June 30, 2012. For the Company’s temporary and consultant staffing services division, operating income was $77 million, or 9.1% of applicable revenues, up from $52 million, or 6.2% of applicable revenues, in the second quarter of 2012. For the Company’s permanent placement staffing division, operating income was $15 million, or 17.1% of applicable revenues, down from an operating income of $18 million, or 20.6% of applicable revenues, in the second quarter of 2012. For the Company’s risk consulting and internal audit services division, operating income was $9 million, or 6.7% of applicable revenues, up from an operating income of $2 million, or 1.8% of applicable revenues, in the second quarter of 2012.

Provision for income taxes. The provision for income taxes was 37% for both the three months ended June 30, 2013 and 2012.

Six months ended June 30, 2013 and 2012

Revenues. The Company’s revenues were $2.1 billion for the six months ended June 30, 2013, increasing by 2% compared to $2.0 billion for the six months ended June 30, 2012. Revenues from foreign operations represented 25% and 27% of total revenues for the six months ended June 30, 2013 and 2012, respectively. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services. In the first half of 2013, revenues for all three of the Company’s reportable segments were up compared to the first half of 2012. Results were strongest domestically, with growth rates outside the United States impacted by weaker economies in several countries, most notably within Europe. Contributing factors for each reportable segment are discussed below in further detail.

Temporary and consultant staffing services revenues were $1.7 billion for the six months ended June 30, 2013, increasing by 0.4% compared to revenues of $1.6 billion for the six months ended June 30, 2012. On a same day, constant-currency basis, temporary and consultant staffing services revenues increased 1.4% for the first half of 2013 compared to the first half of 2012. In the U.S., revenues in the first half of 2013 increased 3.5%, or 4.4% on a same-day basis, compared to the first half of 2012. For the Company’s international operations, revenues in the first half of 2013 decreased 8.3%, or 7.2% on a same-day, constant currency basis, compared to the first half of 2012.

Permanent placement revenues were $174 million for the six months ended June 30, 2013, increasing by 1.0% compared to revenues of $172 million for the six months ended June 30, 2012. On a same day, constant- currency basis, permanent placement revenues increased 2.6% for the first half of 2013 compared to the first half of 2012. In the U.S., revenues in the first half of 2013 increased 12.5%, or 13.5% on a same-day basis, compared to the first half of 2012. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue. For the Company’s international operations, revenues in the first half of 2013 decreased 13.7%, or 11.4% on a same day, constant-currency basis, compared to the first half of 2012.

A reconciliation of the Non-GAAP year-over-year revenue growth rates to the As Reported year-over-year revenue growth rates for the six months ended June 30, 2013, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	0.4%	3.5%	-8.3%
Billing Days Impact	0.9%	0.9%	0.8%
Currency Impact	0.1%	—	0.3%

Same Billing Days and Constant Currency	1.4%	4.4%	-7.2%

Permanent placement staffing
As Reported	1.0%	12.5%	-13.7%
Billing Days Impact	0.9%	1.0%	0.8%
Currency Impact	0.7%	—	1.5%

Same Billing Days and Constant Currency	2.6%	13.5%	-11.4%

Risk consulting and internal audit services revenues were $247 million for the six months ended June 30, 2013, increasing by 16.2% compared to revenues of $213 million for the six months ended June 30, 2012. Contributing to the increase was higher demand in U.S. In the U.S., revenues in the first half of 2013 increased 20.1% compared to the first half of 2012. For the Company’s international operations, revenues in the first half of 2013 increased 4.2% compared to the first half of 2012.

Gross Margin. The Company’s gross margin dollars were $842 million for the six months ended June 30, 2013, up from $817 million for the six months ended June 30, 2012. For the first half of 2013 compared to the first half of 2012, gross margin dollars increased for the Company’s temporary and consultant staffing services, permanent placement staffing and risk consulting and internal audit services. Gross margin as a percentage of revenues increased for the Company’s temporary and consultant staffing services division and the risk consulting and internal audit services division on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $601 million for the six months ended June 30, 2013, increasing by 1.5% compared to $592 million for the six months ended June 30, 2012. As a percentage of revenues, gross margin for temporary and consultant staffing services was 36.1% in the first half of 2013, up from 35.7% in the first half of 2012. The year over year gross margin improvement was driven by higher pay/bill spreads. Pay/bill spreads represent the differential between wages paid to temporary employees and amounts billed to clients.

Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $174 million for the six months ended June 30, 2013, increasing by 1.0% compared to $172 million for the six months ended June 30, 2012. Because reimbursable expenses for permanent placement staffing services are de minimis, the increase in gross margin dollars is substantially explained by the increase in revenues previously discussed.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $67 million for the six months ended June 30, 2013, increasing by 27.5% compared to $53 million for the six months ended June 30, 2012. As a percentage of revenues, gross margin for risk consulting and internal audit services was 27.2% in for the first half of 2013, up from 24.8% in the first half of 2012. The year-over-year margin increase expressed as a percentage of revenues is primarily due to an increase in staff utilization levels.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses were $652 million for the six months ended June 30, 2013, decreasing by 2% compared to $665 million for the six months ended June 30, 2012. As a percentage of revenues, the Company’s selling, general and administrative expenses were 31.2% for the first half of 2013, down from 32.6% for the first half of 2012. Contributing factors for each reportable segment are discussed below in further detail.

Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $451 million for the six months ended June 30, 2013, down 4.3% from $472 million for the six months ended June 30, 2012. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 27.1% in the first half of 2013, down from 28.4% in the first half of 2012. For the first half of 2013 compared to the first half of 2012, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to the previously mentioned litigation settlement.

Selling, general and administrative expenses for the Company’s permanent placement staffing division were $146 million for the six months ended June 30, 2013, increasing by 3.8% compared to $140 million for the six months ended June 30, 2012. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 83.8% in the first half of 2013, up from 81.6% in the first half of 2012. For the first half of 2013 compared to the first half of 2012, an increase in field compensation drove the overall increase as a percentage of revenues.

Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $55 million for the six months ended June 30, 2013, increasing by 3.2% compared to $53 million for the six months ended June 30, 2012. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 22.2% in the first half of 2013, down from 25.0% in the first half of 2012. For the first half of 2013 compared to the first half of 2012, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to higher operating leverage obtained by higher revenues.

Operating Income. The Company’s total operating income was $190 million, or 9.1% of revenues, for the six months ended June 30, 2013, increasing by 25% from $152 million, or 7.4% of revenues, for the six months ended June 30, 2012. For the Company’s temporary and consultant staffing services division, operating income was $150 million, or 9.0% of applicable revenues, up from $121 million, or 7.3% of applicable revenues, in the first half of 2012. For the Company’s permanent placement staffing division, operating income was $28 million, or 16.2% of applicable revenues, down from operating income of $31 million, or 18.4% of applicable revenues, in the first half of 2012. For the Company’s risk consulting and internal audit services division, operating income was $12 million, or 5% of applicable revenues, improving from an operating loss of $0.3 million, or negative 0.2% of applicable revenues, in the first half of 2012.

Provision for income taxes. The provision for income taxes was 37% and 39% for the six months ended June 30, 2013 and 2012, respectively. The lower provision for the six months ended June 30, 2013 was primarily due to the resolution of certain tax matters.

Liquidity and Capital Resources

The change in the Company’s liquidity during the six months ended June 30, 2013 and 2012 is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and payment of dividends.

Cash and cash equivalents were $247 million and $259 million at June 30, 2013 and 2012, respectively. Operating activities provided $130 million during the six months ended June 30, 2013, which was more than offset by $52 million and $111 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $115 million during the six months ended June 30, 2012, which was more than offset by $29 million and $105 million of net cash used in investing activities and financing activities, respectively.

Operating activities—Net cash provided by operating activities for the six months ended June 30, 2013, was composed of net income of $119 million, adjusted for non-cash items of $31 million, and offset by changes in working capital of $20 million. Net cash provided by operating activities for the six months ended June 30, 2012, was comprised of net income of $94 million, adjusted for non-cash items of $32 million, and offset by changes in working capital of $11 million.

Investing activities—Net cash used in investing activities for the six months ended June 30, 2013, was $52 million. This was composed of capital expenditures of $19 million and deposits to trusts for employee benefits and retirement plans of $33 million. Net cash used in investing activities for the six months ended June 30, 2012, was $29 million. This was comprised of capital expenditures of $24 million and deposits to trusts for employee benefits and retirement plans of $4 million and payment for acquisitions, net of cash acquired of $1 million.

Financing activities—Net cash used in financing activities for the six months ended June 30, 2013, was $111 million. This included repurchases of $86 million in common stock, $44 million in cash dividends to stockholders and $4 million in notes payable and other indebtedness, offset by proceeds of $22 million from exercises of stock options and $1 million in excess tax benefits from stock-based compensation. Net cash used in financing activities for the six months ended June 30, 2012, was $105 million. This included repurchases of $101 million in common stock and $42 million in cash dividends to stockholders, offset by proceeds of $35 million from exercises of stock options and $3 million in excess tax benefits from stock-based compensation.

As of June 30, 2013 the Company is authorized to repurchase, from time to time, up to 9.4 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the six months ended June 30, 2013 and 2012, the Company repurchased 2.0 million shares and 2.5 million shares of common stock on the open market for a total cost of $69 million and $72 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the six months ended June 30, 2013 and 2012, such repurchases totaled 0.5 million shares, at a cost of $17 million, and 1.0 million shares, at a cost of $29 million, respectively. Repurchases of shares have been funded with cash generated from operations.

The Company’s working capital at June 30, 2013, included $247 million in cash and cash equivalents. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.

On July 30, 2013, the Company announced a quarterly dividend of $.16 per share to be paid to all shareholders of record as of August 26, 2013. The dividend will be paid on September 16, 2013.

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

For the six months ended June 30, 2013, approximately 25% of the Company’s revenues were generated outside of the U.S. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, and Euro, have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

On April 19, 2013, Plaintiff Vincent Uberti, on his own behalf and on behalf of a putative class of allegedly similarly situated individuals, filed a complaint naming the Company (as well other defendants). With respect to the Company, the complaint alleges that a putative class of current and former employees of the Company working in California were denied compensation for the time they spent interviewing with current and potential clients of the Company over an alleged “Class Period” covering four years prior to the filing of the complaint. Uberti seeks recovery on his own behalf and on behalf of the putative class in an unspecified amount for this allegedly unpaid compensation. Uberti also seeks recovery of an unspecified amount for the alleged failure of the Company to provide him and the putative class with accurate wage statements. Uberti also seeks recovery of an unspecified amount for statutory penalties, attorney’s fees and other damages. On July 18, 2013, the United States District Court ordered that: (i) Uberti’s claims against the Company must be arbitrated; (ii) the class action waiver in the Mutual Agreement to Arbitrate Claims between the Company and Uberti was enforceable and not unconscionable; and (iii) that the case would be stayed as to Uberti’s claims against the Company. The Company has determined that this litigation is not currently a material legal proceeding. Accordingly, the Company does not presently intend to make disclosures regarding this case in its future Securities and Exchange Commission filings.

There have been no material developments with regard to any other legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012, and its quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2013.

ITEM 1A.	Risk Factors

There have not been any material changes with regard to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (c)
April 1, 2013 to April 30, 2013	300,000		$32.73	300,000	10,259,981
May 1, 2013 to May 31, 2013	430,627	(a)	$33.31	400,000	9,859,981
June 1, 2013 to June 30, 2013	497,289	(b)	$35.27	489,241	9,370,740

Total April 1, 2013 to June 30, 2013	1,227,916			1,189,241

(a)	Includes 30,627 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(b)	Includes 8,048 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(c)	Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transaction depending on market conditions. Since plan inception, a total of 98,000,000 shares have been authorized for repurchase of which 88,629,260 shares have been repurchased as of June 30, 2013.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosure

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

3.2	By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.1	Part I, Item 1 of this Form 10-Q formatted in XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: August 1, 2013