Form 10-Q
period 2013-09-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2013-11-01
CIK 315213

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2013:

138,596,928 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in thousands, except share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$279,747	$287,635
Accounts receivable, less allowances of $27,358 and $24,852	566,077	512,852
Current deferred income taxes	113,281	102,993
Other current assets	207,109	161,205

Total current assets	1,166,214	1,064,685
Goodwill	201,022	201,339
Other intangible assets, net	956	2,256
Property and equipment, net	102,801	107,680
Other assets	3,711	5,311

Total assets	$1,474,704	$1,381,271

LIABILITIES
Accounts payable and accrued expenses	$144,060	$139,879
Accrued payroll costs and retirement obligations	397,926	361,641
Income taxes payable	9,817	—
Current portion of notes payable and other indebtedness	125	117

Total current liabilities	551,928	501,637
Notes payable and other indebtedness, less current portion	1,333	1,428
Other liabilities	22,659	36,195

Total liabilities	575,920	539,260

Commitments and Contingencies (Note G)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 138,285,804 shares and 139,438,603 shares	138	139
Capital surplus	847,718	798,093
Accumulated other comprehensive income	39,293	43,779
Retained earnings	11,635	—

Total stockholders’ equity	898,784	842,011

Total liabilities and stockholders’ equity	$1,474,704	$1,381,271

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net service revenues	$1,075,119	$1,033,173	$3,162,031	$3,077,000
Direct costs of services, consisting of payroll, payroll taxes, insurance costs and reimbursable expenses	637,641	617,924	1,882,155	1,844,365

Gross margin	437,478	415,249	1,279,876	1,232,635
Selling, general and administrative expenses	333,565	321,030	985,664	986,312
Amortization of intangible assets	433	100	1,300	187
Interest income, net	(233)	(348)	(773)	(867)

Income before income taxes	103,713	94,467	293,685	247,003
Provision for income taxes	37,355	36,807	108,375	95,680

Net income	$66,358	$57,660	$185,310	$151,323

Net income available to common stockholders—diluted	$66,358	$57,383	$185,307	$150,551

Net income per share (Note J):
Basic	$.49	$.42	$1.36	$1.09
Diluted	$.48	$.41	$1.35	$1.08

Shares:
Basic	135,727	137,918	136,469	138,627
Diluted	137,241	139,141	137,759	139,735
Cash dividends declared per share	$.16	$.15	$.48	$.45

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
COMPREHENSIVE INCOME:
Net income	$66,358	$57,660	$185,310	$151,323
Foreign currency translation adjustments, net of tax	6,775	4,212	(4,486)	1,832

Total comprehensive income	$73,133	$61,872	$180,824	$153,155

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2013	2012
COMMON STOCK—SHARES:
Balance at beginning of period	139,439	142,086
Net issuances of restricted stock	959	1,264
Repurchases of common stock	(3,377)	(4,521)
Exercises of stock options	1,265	1,982

Balance at end of period	138,286	140,811

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$139	$142
Net issuances of restricted stock	1	1
Repurchases of common stock	(3)	(4)
Exercise of stock options	1	2

Balance at end of period	$138	$141

CAPITAL SURPLUS:
Balance at beginning of period	$798,093	$759,476
Net issuances of restricted stock at par value	(1)	(1)
Repurchases of common stock—excess over par value	—	(7,715)
Cash dividends ($.48 per share and $.45 per share)	(12,256)	(42,614)
Stock-based compensation expense	28,559	30,891
Exercises of stock options—excess over par value	29,895	37,840
Tax impact of equity incentive plans	3,428	6,450

Balance at end of period	$847,718	$784,327

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$43,779	$40,887
Foreign currency translation adjustments, net of tax	(4,486)	1,832

Balance at end of period	$39,293	$42,719

RETAINED EARNINGS:
Balance at beginning of period	$—	$—
Net income	185,310	151,323
Repurchases of common stock—excess over par value	(118,957)	(121,388)
Cash dividends ($.48 per share and $.45 per share)	(54,718)	(21,250)

Balance at end of period	$11,635	$8,685

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$185,310	$151,323
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,300	187
Depreciation expense	34,995	36,323
Stock-based compensation expense—restricted stock and stock units	28,559	30,891
Excess tax benefits from stock-based compensation	(1,564)	(3,104)
Deferred income taxes	(23,540)	(19,544)
Provision for doubtful accounts receivable	6,173	7,657
Changes in assets and liabilities:
Increase in accounts receivable	(61,039)	(68,578)
Increase in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	27,842	19,201
Increase in income taxes payable	11,015	37,019
Change in other assets, net of change in other liabilities	2,006	(121)

Net cash flows provided by operating activities	211,057	191,254

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	—	(1,525)
Capital expenditures	(32,117)	(35,816)
Increase in trusts for employee benefits and retirement plans	(38,479)	(5,752)

Net cash flows used in investing activities	(70,596)	(43,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(106,782)	(117,468)
Cash dividends paid	(65,612)	(62,691)
Decrease in notes payable and other indebtedness	(4,430)	(76)
Excess tax benefits from stock-based compensation	1,564	3,104
Proceeds from exercises of stock options	29,895	37,843

Net cash flows used in financing activities	(145,365)	(139,288)

Effect of exchange rate changes on cash and cash equivalents	(2,984)	1,219

Net (decrease) increase in cash and cash equivalents	(7,888)	10,092
Cash and cash equivalents at beginning of period	287,635	279,336

Cash and cash equivalents at end of period	$279,747	$289,428

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Stock repurchases awaiting settlement	$12,178	$11,639

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2013

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

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of September 30, 2013, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, and income and other taxes. Management estimates are also utilized in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions.

Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs for the three and nine months ended September 30, 2013 and 2012, are reflected in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Advertising costs	$9,522	$10,522	$29,103	$31,748

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2013

Note A—Summary of Significant Accounting Policies (continued)

Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. Internal-use software development costs capitalized for the three and nine months ended September 30, 2013 and 2012 are reflected in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Internal-use software development costs	$3,913	$4,377	$7,980	$14,058

Note B—New Accounting Pronouncements

Income Taxes. In September 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance in regards to the presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendment states that an unrecognized tax benefit or a portion of the unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This authoritative guidance is to be applied for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on its Financial Statements.

Note C—Other Current Assets

Other current assets consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Deposits in trusts for employee benefits and retirement plans	$141,830	$97,535
Other	65,279	63,670

	$207,109	$161,205

Deposits in trusts for employee benefits increased for the nine months ended September 30, 2013 due to changes in the Company’s broad-based Deferred Salary Savings Plan (the “Plan”) whereby previously unfunded employee accrual accounts were funded so that employees could direct the investments in their accounts. The Company’s executive officers do not participate in the Plan.

Note D—Goodwill

The following table sets forth the activity in goodwill from December 31, 2012, through September 30, 2013 (in thousands):

Goodwill
Balance as of December 31, 2012	$201,339
Acquisitions	13
Foreign currency translation adjustments	(330)

Balance as of September 30, 2013	$201,022

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2013

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Computer hardware	$138,709	$132,331
Computer software	281,848	269,917
Furniture and equipment	110,130	114,623
Leasehold improvements	116,716	122,060
Other	11,358	12,884

Property and equipment, cost	658,761	651,815
Accumulated depreciation	(555,960)	(544,135)

Property and equipment, net	$102,801	$107,680

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Payroll and benefits	$247,536	$196,569
Employee retirement obligations	94,664	92,233
Workers’ compensation	31,245	28,595
Payroll taxes	24,481	44,244

	$397,926	$361,641

Included in employee retirement obligations is the following (in thousands):

	September 30, 2013	December 31, 2012
Deferred compensation plan and other benefits related to the Company’s Chief Executive Officer	$75,512	$74,155

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

September 30, 2013

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

Note H—Stockholders’ Equity

Stock Repurchase Program. As of September 30, 2013, the Company is authorized to repurchase, from time to time, up to 8.6 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the nine months ended September 30, 2013 and 2012, are reflected in the following table (in thousands):

	Nine months ended September 30,
	2013	2012
Common stock repurchased (in shares)	2,779	3,502
Common stock repurchased	$97,594	$98,990

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. Repurchases of shares are funded with cash generated from operations. The number and the cost of employee stock plan repurchases made during the nine months ended September 30, 2013 and 2012, are reflected in the following table (in thousands):

	Nine months ended September 30,
	2013	2012
Employee stock plan repurchased (in shares)	598	1,019
Employee stock plan repurchased	$21,366	$30,117

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Repurchase activity for the nine months ended September 30, 2013 and 2012, is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.

Cash Dividends. The Company’s Board of Directors may at their discretion declare and pay dividends upon the shares of the Company’s stock either out of the Company’s retained earnings or capital surplus. The cash dividends declared during the nine months ended September 30, 2013 and 2012, are reflected in the following table:

	Nine months ended September 30,
	2013	2012
Cash dividends declared per share	$.48	$.45

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2013

Note H—Stockholders’ Equity (continued)

Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus. As a result, the Company had $11.6 million in retained earnings as of September 30, 2013 and no retained earnings as of December 31, 2012.

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

During the first nine months of 2013, the Company granted performance shares to its executives in the form of restricted stock. The shares granted contain (1) a performance condition based on target net income per share, and (2) a market condition based on Total Shareholder Return (“TSR”). The TSR market condition measures the Company’s performance against a peer group. Shares will be delivered at the end of the three year vesting and TSR performance period based on the Company’s actual performance compared to the peer group. Actual shares earned will range from fifty percent (50%) to one hundred fifty percent (150%) of the target award after any adjustment made for the performance condition. The fair value of this award was determined using a Monte Carlo simulation.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2013

Note J—Net Income Per Share

The calculation of net income per share for the three and nine months ended September 30, 2013 and 2012 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic net income per share:
Net income	$66,358	$57,660	$185,310	$151,323
Income allocated to participating securities—basic	—	278	3	776

Net income available to common stockholders—basic	$66,358	$57,382	$185,307	$150,547

Basic weighted average shares	135,727	137,918	136,469	138,627
Basic net income per share	$.49	$.42	$1.36	$1.09
Diluted net income per share:
Net income	$66,358	$57,660	$185,310	$151,323
Income allocated to participating securities—diluted	—	277	3	772

Net income available to common stockholders—diluted	$66,358	$57,383	$185,307	$150,551

Basic weighted average shares	135,727	137,918	136,469	138,627
Dilutive effect of potential common shares	1,514	1,223	1,290	1,108

Diluted weighted average shares	137,241	139,141	137,759	139,735

Diluted net income per share	$.48	$.41	$1.35	$1.08

Potential common shares include the dilutive effect of stock options, unvested performance-based restricted stock, restricted stock which contains forfeitable rights to dividends, and stock units. The weighted average diluted common shares outstanding for the three and nine months ended September 30, 2013 and 2012, excludes the effect of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total number of anti-dilutive potential common shares	386	406	188	231

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

Note K—Business Segments

The Company, which aggregates its operating segments based on the nature of services, has three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. The temporary and consultant segment provides specialized staffing in the accounting and finance, administrative and office, information technology, legal, advertising, marketing and web design fields. The

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2013

Note K—Business Segments (continued)

permanent placement segment provides full-time personnel in the accounting, finance, administrative and office, and information technology fields. The risk consulting segment provides business and technology risk consulting and internal audit services.

The accounting policies of the segments are set forth in Note A—“Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company evaluates performance based on income or loss from operations before net interest income, intangible amortization expense, and income taxes.

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net service revenues
Temporary and consultant staffing	$847,886	$831,922	$2,513,377	$2,490,587
Permanent placement staffing	88,222	81,757	261,946	253,760
Risk consulting and internal audit services	139,011	119,494	386,708	332,653

	$1,075,119	$1,033,173	$3,162,031	$3,077,000

Operating income
Temporary and consultant staffing	$76,532	$75,832	$226,293	$196,654
Permanent placement staffing	13,691	12,538	41,753	44,162
Risk consulting and internal audit services	13,690	5,849	26,166	5,507

	103,913	94,219	294,212	246,323
Amortization of intangible assets	433	100	1,300	187
Interest income, net	(233)	(348)	(773)	(867)

Income before income taxes	$103,713	$94,467	$293,685	$247,003

Note L—Subsequent Events

On October 30, 2013, the Company announced the following:

Quarterly dividend per share	$.16
Declaration date	October 30, 2013
Record date	November 25, 2013
Payment date	December 16, 2013

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Other than updates to estimates used in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions discussed below, there were no material changes to these critical accounting policies during the nine months ended September 30, 2013.

Goodwill Impairment. The Company assesses the impairment of goodwill annually in the second quarter, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance. The Company completed its annual goodwill impairment analysis as of June 30, 2013, and determined that no adjustment to the carrying value of goodwill was required. There were no events or changes in circumstances during the nine months ended September 30, 2013 that caused the Company to perform an interim impairment assessment.

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

The Company’s reporting units are Accountemps, Robert Half Finance & Accounting, OfficeTeam, Robert Half Technology, Robert Half Management Resources and Protiviti, which had goodwill balances at September 30, 2012, of $127.4 million, $26.6 million, $0.0 million, $7.2 million, $0.0 million and $39.8 million, respectively, totaling $201.0 million. There were no changes to the Company’s reporting units or to the allocations of goodwill by reporting unit during the nine months ended September 30, 2013.

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

Three months ended September 30, 2013 and 2012

Revenues. The Company’s revenues were $1.08 billion for the three months ended September 30, 2013 compared to $1.03 billion for the three months ended September 30, 2012. Revenues from foreign operations represented 24% of total revenues for the three months ended September 30, 2013, compared to 26% for the three months ended September 30, 2012. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. For the three months ended September 30, 2013, revenues for all three of the Company’s reportable segments were up compared to the same period in 2012. Results were strongest domestically, with growth rates outside the United States impacted by weaker economies in several countries, most notably within Europe. Contributing factors for each reportable segment are discussed below in further detail.

Temporary and consultant staffing services revenues were $848 million for the three months ended September 30, 2013, increasing by 1.9% compared to revenues of $832 million for the three months ended September 30, 2012. On a same-day, constant-currency basis, temporary and consultant staffing services revenues increased 0.7% for the third quarter of 2013 compared to the third quarter of 2012. In the U.S., revenues in the third quarter of 2013 increased 4.5%, or 3.3% on a same-day basis, compared to the third quarter of 2012. For the Company’s international operations, 2013 third quarter revenues decreased 5.9% and on a same-day, constant-currency basis decreased 7.2%, compared to the third quarter of 2012.

Permanent placement staffing revenues were $88 million for the three months ended September 30, 2013, increasing by 7.9% compared to revenues of $82 million for the three months ended September 30, 2012. On a same-day, constant-currency basis, permanent placement revenues increased 7.9% for the third quarter of 2013 compared to the third quarter of 2012. In the U.S., revenues for the third quarter of 2013 increased 13.8%, or 12.5% on a same-day basis, compared to the third quarter of 2012. For the Company’s international operations, revenues for the third quarter of 2013 decreased 0.8% and on a same-day, constant-currency basis increased 1.0%, compared to the third quarter of 2012. Historically, demand for permanent placement services is more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue.

A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended September 30, 2013, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	1.9%	4.5%	-5.9%
Billing Days Impact	-1.2%	-1.2%	-1.2%
Currency Impact	0.0%	—	-0.1%

Same Billing Days and Constant Currency	0.7%	3.3%	-7.2%

Permanent placement staffing
As Reported	7.9%	13.8%	-0.8%
Billing Days Impact	-1.2%	-1.3%	-1.2%
Currency Impact	1.2%	—	3.0%

Same Billing Days and Constant Currency	7.9%	12.5%	1.0%

Risk consulting and internal audit services revenues were $139 million for the three months ended September 30, 2013, increasing by 16.3% compared to revenues of $119 million for the three months ended September 30, 2012. In the U.S., revenues in the third quarter of 2013 increased 22.1% compared to the third quarter of 2012. Contributing to the U.S. increase was strong demand for consulting solutions including regulatory risk and compliance as well as information technology application controls and security. The Company’s risk consulting and internal audit services revenues from international operations decreased 3.8% compared to the third quarter of 2012.

Gross Margin. The Company’s gross margin dollars were $437 million for the three months ended September 30, 2013, increasing by 5.4% compared to $415 million for the three months ended September 30, 2012. In the third quarter of 2013, gross margin dollars increased for all three of the Company’s reportable segments compared to the third quarter of 2012. Gross margin as a percentage of revenues increased for the Company’s temporary and consultant staffing services and risk consulting and internal audit services segments on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $307 million for the three months ended September 30, 2013, compared to $301 million for the three months ended September 30, 2012. As a percentage of revenues, gross margin for temporary and consultant staffing services was 36.2% in the third quarter of both 2012 and 2013.

Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $88 million for the three months ended September 30, 2013, compared to $82 million for the three months ended September 30, 2012. Because reimbursable expenses for permanent placement staffing services are de minimis, gross margin dollars are substantially explained by revenues previously discussed.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $42 million for the three months ended September 30, 2013, increasing by 32% compared to $32 million for the three months ended September 30, 2012. As a percentage of revenues, gross margin for risk consulting and internal audit services was 30.5% in the third quarter of 2013, up from 26.9% in the third quarter of 2012. The year-over-year margin increase expressed as a percentage of revenues is primarily due to an increase in staff utilization levels. Utilization is the relationship of the time spent on client engagements to the total time available for the Company’s risk consulting and internal audit services staff.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses were $333 million for the three months ended September 30, 2013, up 3.9% from $321 million for the three months ended September 30, 2012. As a percentage of revenues, the Company’s selling, general and administrative expenses were 31.0% for the third quarter of 2013, down from 31.1% for the third quarter of 2012. Contributing factors related to each reportable segment are discussed below in further detail.

Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $231 million for the three months ended September 30, 2013, up 2.1% from $226 million for the three months ended September 30, 2012. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 27.2% in the third quarter of 2013, up from 27.1% in the third quarter of 2012.

Selling, general and administrative expenses for the Company’s permanent placement staffing division were $74 million for the three months ended September 30, 2013, increasing by 7.7% compared to $69 million for the three months ended September 30, 2012. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 84.4% in the third quarter of 2013, down from 84.6% in the third quarter of 2012. For the third quarter of 2013 compared to the third quarter of 2012, decreases in administrative compensation and fixed overhead, partially offset by an increase in field compensation, drove the overall decrease as a percentage of revenues.

Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $28 million for the three months ended September 30, 2013, increasing by 9.1% compared to $26 million for the three months ended September 30, 2012. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 20.6% in the third quarter of 2013, down from 22.0% in the third quarter of 2012. For the third quarter of 2013 compared to the third quarter of 2012, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to a decrease in fixed overhead accompanied with higher operating leverage obtained by higher revenues.

Operating Income. The Company’s total operating income was $104 million, or 9.7% of revenues, for the three months ended September 30, 2013, increasing by 10.3% from $94 million, or 9.1% of revenues, for the three months ended September 30, 2012. For the Company’s temporary and consultant staffing services division, operating income was $76 million, or 9.0% of applicable revenues, largely unchanged from $76 million, or 9.1% of applicable revenues, in the third quarter of 2012. For the Company’s permanent placement staffing division, operating income was $14 million, or 15.5% of applicable revenues, up from an operating income of $12 million, or 15.3% of applicable revenues, in the third quarter of 2012. For the Company’s risk consulting and internal audit services division, operating income was $14 million, or 9.8% of applicable revenues, up from an operating income of $6 million, or 4.9% of applicable revenues, in the third quarter of 2012.

Provision for income taxes. The provision for income taxes was 36% and 39%, as a percentage of income before income taxes, for the three months ended September 30, 2013 and 2012, respectively. The lower provision for the three months ended September 30, 2013 was primarily due to non-U.S. legal entity restructuring and improving results in certain non-U.S. jurisdictions that allowed us to record tax benefits that had been limited in the past.

Nine months ended September 30, 2013 and 2012

Revenues. The Company’s revenues were $3.16 billion for the nine months ended September 30, 2013, increasing by 3% compared to $3.08 billion for the nine months ended September 30, 2012. Revenues from foreign operations represented 24% and 27% of total revenues for the nine months ended September 30, 2013 and 2012, respectively. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services. In the first three quarters of 2013, revenues for all three of the Company’s reportable segments were up compared to the first three quarters of 2012. Results were strongest domestically, with growth rates outside the United States impacted by weaker economies in several countries, most notably within Europe. Contributing factors for each reportable segment are discussed below in further detail.

Temporary and consultant staffing services revenues were $2.51 billion for the nine months ended September 30, 2013, increasing by 0.9% compared to revenues of $2.49 billion for the nine months ended September 30, 2012. On a same day, constant-currency basis, temporary and consultant staffing services revenues increased 1.2% for the first three quarters of 2013 compared to the first three quarters of 2012. In the U.S., revenues in the first three quarters of 2013 increased 3.8%, or 4.0% on a same-day basis, compared to the first three quarters of 2012. For the Company’s international operations, revenues in the first three quarters of 2013 decreased 7.5%, or 7.2% on a same-day, constant-currency basis, compared to the first three quarters of 2012.

Permanent placement revenues were $262 million for the nine months ended September 30, 2013, increasing by 3.2% compared to revenues of $254 million for the nine months ended September 30, 2012. On a same-day, constant-currency basis, permanent placement revenues increased 4.3% for the first three quarters of 2013 compared to the first three quarters of 2012. In the U.S., revenues in the first three quarters of 2013 increased 12.9%, or 13.2% on a same-day basis, compared to the first three quarters of 2012. For the Company’s international operations, revenues in the first three quarters of 2013 decreased 9.8%, or 7.6% on a same day, constant-currency basis, compared to the first three quarters of 2012. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue.

A reconciliation of the Non-GAAP year-over-year revenue growth rates to the As Reported year-over-year revenue growth rates for the nine months ended September 30, 2013, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	0.9%	3.8%	-7.5%
Billing Days Impact	0.3%	0.2%	0.2%
Currency Impact	0.0%	—	0.1%

Same Billing Days and Constant Currency	1.2%	4.0%	-7.2%

Permanent placement staffing
As Reported	3.2%	12.9%	-9.8%
Billing Days Impact	0.3%	0.3%	0.2%
Currency Impact	0.8%	—	2.0%

Same Billing Days and Constant Currency	4.3%	13.2%	-7.6%

Risk consulting and internal audit services revenues were $387 million for the nine months ended September 30, 2013, increasing by 16.2% compared to revenues of $333 million for the nine months ended September 30, 2012. Contributing to the increase was higher demand in the U.S. In the U.S., revenues in the first three quarters of 2013 increased 20.8% compared to the first three quarters of 2012. For the Company’s international operations, revenues in the first three quarters of 2013 increased 1.5% compared to the first three quarters of 2012.

Gross Margin. The Company’s gross margin dollars were $1.28 billion for the nine months ended September 30, 2013, up from $1.23 billion for the nine months ended September 30, 2012. For the first three quarters of 2013 compared to the first three quarters of 2012, gross margin dollars increased for the Company’s temporary and consultant staffing services, permanent placement staffing and risk consulting and internal audit services. Gross margin as a percentage of revenues increased for the Company’s temporary and consultant staffing services division and the risk consulting and internal audit services division on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $908 million for the nine months ended September 30, 2013, increasing by 1.6% compared to $894 million for the nine months ended September 30, 2012. As a percentage of revenues, gross margin for temporary and consultant staffing services was 36.1% in the first three quarters of 2013, up from 35.9% in the first three quarters of 2012. The year over year gross margin improvement was driven by a decrease in fringe costs and higher pay/bill spreads. Pay/bill spreads represent the differential between wages paid to temporary employees and amounts billed to clients.

Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $262 million for the nine months ended September 30, 2013, increasing by 3.2% compared to $254 million for the nine months ended September 30, 2012. Because reimbursable expenses for permanent placement staffing services are de minimis, the increase in gross margin dollars is substantially explained by the increase in revenues previously discussed.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $110 million for the nine months ended September 30, 2013, increasing by 29.1% compared to $85 million for the nine months ended September 30, 2012. As a percentage of revenues, gross margin for risk consulting and internal audit services was 28.4% in for the first three quarters of 2013, up from 25.5% in the first three quarters of 2012. The year-over-year margin increase expressed as a percentage of revenues is primarily due to an increase in staff utilization levels. Utilization is the relationship of the time spent on client engagements to the total time available for the Company’s risk consulting and internal audit services staff.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses were $986 million for the nine months ended September 30, 2013, flat compared to the nine months ended September 30, 2012. As a percentage of revenues, the Company’s selling, general and administrative expenses were 31.2% for the first three quarters of 2013, down from 32.1% for the first three quarters of 2012. Contributing factors for each reportable segment are discussed below in further detail.

Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $682 million for the nine months ended September 30, 2013, down 2.2% from $697 million for the nine months ended September 30, 2012. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 27.1% in the first three quarters of 2013, down from 28.0% in the first three quarters of 2012. For the first three quarters of 2013 compared to the first three quarters of 2012, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to a $19 million, or 0.8% of revenues, charge in 2012 related to a litigation settlement disclosed in the Company’s July 5, 2012 Form 8-K.

Selling, general and administrative expenses for the Company’s permanent placement staffing division were $220 million for the nine months ended September 30, 2013, increasing by 5.1% compared to $210 million for the nine months ended September 30, 2012. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 84.0% in the first three quarters of 2013, up from 82.6% in the first three quarters of 2012. For the first three quarters of 2013 compared to the first three quarters of 2012, an increase in field compensation drove the overall increase as a percentage of revenues.

Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $84 million for the nine months ended September 30, 2013, increasing by 5.2% compared to $79 million for the nine months ended September 30, 2012. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 21.6% in the first three quarters of 2013, down from 23.9% in the first three quarters of 2012. For the first three quarters of 2013 compared to the first three quarters of 2012, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to higher operating leverage obtained by higher revenues.

Operating Income. The Company’s total operating income was $294 million, or 9.3% of revenues, for the nine months ended September 30, 2013, increasing by 19.4% from $246 million, or 8.0% of revenues, for the nine months ended September 30, 2012. For the Company’s temporary and consultant staffing services division, operating income was $226 million, or 9.0% of applicable revenues, up from $197 million, or 7.9% of applicable revenues, in the first three quarters of 2012. For the Company’s permanent placement staffing division, operating income was $42 million, or 15.9% of applicable revenues, down from operating income of $44 million, or 17.4% of applicable revenues, in the first three quarters of 2012. For the Company’s risk consulting and internal audit services division, operating income was $26 million, or 6.8% of applicable revenues, up from an operating income of $5 million, or 1.7% of applicable revenues, in the first three quarters of 2012.

Provision for income taxes. The provision for income taxes was 37% and 39% for the nine months ended September 30, 2013 and 2012, respectively. The lower provision for the nine months ended September 30, 2013 was primarily due to non-U.S. legal entity restructuring and improving results in certain non-U.S. jurisdictions that allowed us to record tax benefits that had been limited in the past.

Liquidity and Capital Resources

The change in the Company’s liquidity during the nine months ended September 30, 2013 and 2012 is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and payment of dividends.

Cash and cash equivalents were $280 million and $289 million at September 30, 2013 and 2012, respectively. Operating activities provided $211 million during the nine months ended September 30, 2013, which was more than offset by $71 million and $145 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $191 million during the nine months ended September 30, 2012, which was partially offset by $43 million and $139 million of net cash used in investing activities and financing activities, respectively.

Operating activities—Net cash provided by operating activities for the nine months ended September 30, 2013, was composed of net income of $185 million, adjusted for non-cash items of $46 million, and offset by changes in working capital of $20 million. Net cash provided by operating activities for the nine months ended September 30, 2012, was comprised of net income of $151 million, adjusted for non-cash items of $52 million, and offset by changes in working capital of $12 million.

Investing activities—Net cash used in investing activities for the nine months ended September 30, 2013, was $71 million. This was composed of capital expenditures of $32 million and deposits to trusts for employee benefits and retirement plans of $39 million. Net cash used in investing activities for the nine months ended September 30, 2012, was $43 million. This was composed of capital expenditures of $36 million and deposits to trusts for employee benefits and retirement plans of $6 million and payment for acquisitions, net of cash acquired of $1 million.

Financing activities—Net cash used in financing activities for the nine months ended September 30, 2013, was $145 million. This included repurchases of $107 million in common stock, $66 million in cash dividends to stockholders and $4 million of payments of notes payable and other indebtedness, offset by proceeds of $30 million from exercises of stock options, and $2 million in excess tax benefits from stock-based compensation. Net cash used in financing activities for the nine months ended September 30, 2012, was $139 million. This included repurchases of $117 million in common stock and $63 million in cash dividends to stockholders, offset by proceeds of $38 million from exercises of stock options and $3 million in excess tax benefits from stock-based compensation.

As of September 30, 2013 the Company is authorized to repurchase, from time to time, up to 8.6 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the nine months ended September 30, 2013 and 2012, the Company repurchased 2.8 million shares and 3.5 million shares of common stock on the open market for a total cost of $98 million and $99 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the nine months ended September 30, 2013 and 2012, such repurchases totaled 0.6 million shares, at a cost of $21 million, and 1.0 million shares, at a cost of $30 million, respectively. Repurchases of shares have been funded with cash generated from operations.

The Company’s working capital at September 30, 2013, included $280 million in cash and cash equivalents. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.

On October 30, 2013, the Company announced a quarterly dividend of $.16 per share to be paid to all shareholders of record as of November 25, 2013. The dividend will be paid on December 16, 2013.

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

For the nine months ended September 30, 2013, approximately 24% of the Company’s revenues were generated outside of the U.S. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, and Euro, have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

There have been no material developments with regard to the legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012, and its quarterly reports on Form 10-Q for the fiscal quarters ended March 31, 2013 and June 30, 2013.

ITEM 1A.	Risk Factors

There have not been any material changes with regard to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (c)
July 1, 2013 to July 31, 2013	20,308	(a)	$37.06	—	9,370,740
August 1, 2013 to August 31, 2013	409,366		$36.84	409,366	8,961,374
September 1, 2013 to September 30, 2013	430,706	(b)	$38.88	343,996	8,617,378

Total July 1, 2013 to September 30, 2013	860,380			753,362

(a)	Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(b)	Includes 86,710 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(c)	Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transaction depending on market conditions. Since plan inception, a total of 98,000,000 shares have been authorized for repurchase of which 89,382,622 shares have been repurchased as of September 30, 2013.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosure

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

3.2	By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.1	Part I, Item 1 of this Form 10-Q formatted in XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: November 1, 2013