Form 10-K
period 2013-12-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2014-02-14
CIK 315213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company. ☐  Yes    ☒  No

As of June 30, 2013, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $4,412,811,014 based on the closing sale price on that date. This amount excludes the market value of 6,048,812 shares of Common Stock directly or indirectly held by registrant’s directors and officers and their affiliates.

As of January 31, 2014, there were 137,476,173 outstanding shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be mailed to stockholders in connection with the registrant’s annual meeting of stockholders, scheduled to be held in May 2014, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

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

Organization

Management of the Company’s staffing operations is coordinated from its headquarters facilities in Menlo Park and San Ramon, California. The Company’s headquarters provides support and centralized services to its offices in the administrative, marketing, public relations, accounting, training and legal areas, particularly as it relates to the standardization of the operating procedures of its offices. As of December 31, 2013, the Company conducted its staffing services operations through 345 offices in 42 states, the District of Columbia and 18 foreign countries. Office managers are responsible for most activities of their offices, including sales, local advertising and marketing and recruitment.

The day-to-day operations of Protiviti are managed by a chief executive officer and a senior management team with operational and administrative support provided by individuals located in San Ramon and Menlo Park, California. As of December 31, 2013, Protiviti had 59 offices in 23 states and 11 foreign countries.

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

Employees

The Company has approximately 13,000 full-time employees, including approximately 2,700 engaged directly in Protiviti operations. In addition, the Company placed approximately 197,000 temporary employees on assignments with clients during 2013. Employees placed by the Company on assignment with clients are the Company’s employees for all purposes while they are working on assignments. The Company pays the related costs of employment, such as workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company provides access to voluntary health insurance coverage to interested temporary employees.

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

Available Information

The Company’s Internet address is www.roberthalf.com. The Company makes available, free of charge, through its website, its Annual Reports on Form 10-K, proxy statements for its annual meetings of stockholders, its Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to those reports, as soon as is reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission. Also available on the Company’s website are its Corporate Governance Guidelines, its Code of Business Conduct and Ethics, and the charters for its Audit Committee, Compensation Committee and Nominating and Governance Committee, each of which is available in print to any stockholder who makes a request to Robert Half International Inc., 2884 Sand Hill Road, Menlo Park, CA 94025, Attn: Corporate Secretary. The Company’s Code of Business Conduct and Ethics is the Code of Ethics required by Item 406 of Securities and Exchange Commission Regulation S-K. The Company intends to satisfy any disclosure obligations under Item 5.05 of Form 8-K regarding any amendment or waiver relating to its Code of Business Conduct and Ethics by posting such information on its website.

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

The Company faces risks in operating internationally.    The Company depends on operations in international markets, including Europe, for a significant portion of its business. The European market has been experiencing on-going economic uncertainty which has adversely affected, and may continue to adversely affect, the Company’s operations in Europe. To the extent that these adverse economic conditions in Europe continue or worsen, demand for the Company’s services may decline, which could significantly harm its business and results of operations. In addition, these international operations are subject to a number of risks, including general political and economic conditions in those foreign countries, the burden of complying with various foreign laws and technical standards and unpredictable changes in foreign regulations, U.S. legal requirements governing U.S. companies operating in foreign countries, legal and cultural differences in the conduct of business, potential adverse tax consequences and difficulty in staffing and managing international operations. In addition, the Company’s business may be affected by foreign currency exchange fluctuations. In particular, the Company is subject to risk in translating its results in foreign currencies into the U.S. dollar. If the value of the U.S. dollar strengthens relative to other currencies, the Company’s reported income from these operations could decrease.

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

Health care reform could increase the costs of the Company’s temporary staffing operations.    In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Laws”) were signed into law in the United States. The Health Care Reform Laws include a large number of health-related provisions, including requiring most individuals to have health insurance and establishing new regulations on health plans. Although the Health Care Reform Laws do not mandate that employers offer health insurance, beginning in 2015 penalties will be assessed on large employers who do not offer health insurance that meets certain affordability or benefit requirements. Providing such additional health insurance benefits to the Company’s employees, or the payment of penalties if such coverage is not provided, will increase the Company’s expense. If the Company is unable to raise the rates it charges its clients to cover this expense, such increases in expense could harm the Company’s financial results.

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

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties

The Company’s headquarters operations are located in Menlo Park and San Ramon, California. As of December 31, 2013, placement activities were conducted through 345 offices located in the United States, Canada, the United Kingdom, Belgium, Brazil, France, the Netherlands, Germany, Italy, Luxembourg, Switzerland, Japan, China, Singapore, Australia, New Zealand, Austria, the United Arab Emirates, and Chile. As of December 31, 2013, Protiviti had 59 offices in the United States, Canada, Australia, China, France, Germany, Italy, the Netherlands, Japan, Singapore, India and the United Kingdom. All of the offices are leased.

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

Market Price, Dividends and Related Matters

The Company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “RHI”. On January 31, 2014, there were 1,672 holders of record of the Common Stock.

Following is a list by fiscal quarters of the sales prices of the stock:

	Sales Prices
2013	High	Low
4th Quarter	$42.33	$37.16
3rd Quarter	$39.23	$30.64
2nd Quarter	$37.75	$31.08
1st Quarter	$37.59	$32.22

	Sales Prices
2012	High	Low
4th Quarter	$31.84	$25.10
3rd Quarter	$29.41	$25.70
2nd Quarter	$32.32	$26.00
1st Quarter	$31.00	$26.92

Cash dividends of $.16 per share were declared and paid in each quarter of 2013. Cash dividends of $.15 per share were declared and paid in each quarter of 2012.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (b)
October 1, 2013 to October 31, 2013	—		—	—	8,617,378
November 1, 2013 to November 30, 2013	—		—	—	8,617,378
December 1, 2013 to December 31, 2013	1,083,897	(a)	$39.74	525,816	8,091,562

Total October 1, 2013 to December 31, 2013	1,083,897			525,816

(a)	Includes 558,081 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(b)	Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 98,000,000 shares have been authorized for repurchase of which 89,908,438 shares have been repurchased as of December 31, 2013.

The remainder of the information required by this item is incorporated by reference to Part III, Item 12 of this Form 10-K.

Stock Performance Graph

The following graph compares, through December 31, 2013, the cumulative total return of the Company’s Common Stock, an index of certain publicly traded employment services companies, and the S&P 500. The graph assumes the investment of $100 at the beginning of the period depicted in the chart and reinvestment of all dividends. The information presented in the graph was obtained by the Company from outside sources it considers to be reliable but has not been independently verified by the Company.

Previously, the peer group for this graph included SFN Group Inc. During the five-year period, SFN Group was acquired by Randstad Holdings N.V. in an all cash transaction. The Company and all of the other members of the peer group are based in the U.S. and traded on either the New York Stock Exchange (“NYSE”) or NASDAQ. Randstad is based in Europe and is not traded on either the NYSE or NASDAQ. Accordingly, the Company believes it is appropriate to adjust its peer group to not include Randstad and to add two other companies that provide professional staffing services (Kforce Inc. and Resources Connection Inc.) that are based in the U.S. and traded on either the NYSE or NASDAQ. The accompanying chart shows the performance of both the new peer group and the old peer group (with SFN Group being included for the period prior to its acquisition and Randstad being included for the period subsequent to its acquisition of SFN Group).

(a)	This index represents the cumulative total return of the Company and the following corporations providing temporary or permanent employment services: CDI Corp.; Kelly Services, Inc.; Kforce Inc.; ManpowerGroup; and Resources Connection Inc.
(b)	This index represents the cumulative total return of the Company and the following corporations providing temporary or permanent employment services: CDI Corp.; Kelly Services, Inc.; ManpowerGroup; and SFN Group Inc./Randstad Holdings NV. Effective September 2, 2011, SFN Group Inc. was acquired by Netherlands-based Randstad Holdings NV. Accordingly, this index reflects the performance of SFN Group prior to such acquisition and the performance of Randstad Holdings thereafter.

Item 6.	Selected Financial Data

The selected five-year financial data presented below should be read in conjunction with the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Company’s Consolidated Financial Statements and the Notes thereto contained in Item 8. Financial Statements and Supplementary Data.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Income Statement Data:
Net service revenues	$4,245,895	$4,111,213	$3,776,976	$3,175,093	$3,036,547
Direct costs of services, consisting of payroll, payroll taxes, insurance costs and reimbursable expenses	2,522,803	2,462,153	2,287,374	1,981,060	1,932,868

Gross margin	1,723,092	1,649,060	1,489,602	1,194,033	1,103,679
Selling, general and administrative expenses	1,324,815	1,305,614	1,240,184	1,079,033	1,036,899
Amortization of intangible assets	1,700	398	153	411	1,460
Interest income, net	(1,002)	(1,197)	(951)	(579)	(1,443)

Income before income taxes	397,579	344,245	250,216	115,168	66,763
Provision for income taxes	145,384	134,303	100,294	49,099	29,500

Net income	$252,195	$209,942	$149,922	$66,069	$37,263

Net income available to common stockholders	$252,192	$208,867	$147,772	$63,729	$35,067

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Net Income Per Share:
Basic	$1.85	$1.51	$1.05	$.45	$.24
Diluted	$1.83	$1.50	$1.04	$.44	$.24
Shares:
Basic	136,153	138,201	140,479	142,833	145,912
Diluted	137,589	139,409	141,790	144,028	146,611
Cash Dividends Declared Per Share	$.64	$.60	$.56	$.52	$.48

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Total assets	$1,490,271	$1,381,271	$1,311,836	$1,273,984	$1,283,535
Notes payable and other indebtedness, less current portion	$1,300	$1,428	$1,545	$1,656	$1,779
Stockholders’ equity	$919,643	$842,011	$800,505	$834,371	$899,810

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Accounts Receivable Allowances.    The Company maintains allowances for estimated losses resulting from (i) the inability of its customers to make required payments, (ii) temporary placement sales adjustments, and (iii) permanent placement candidates not remaining with the client through the 90-day guarantee period, commonly referred to as “fall offs”. The Company establishes these allowances based on its review of customers’ credit profiles, historical loss statistics and current trends. The adequacy of these allowances is reviewed each reporting period. Historically, the Company’s actual losses and credits have been consistent with these allowances. As a percentage of gross accounts receivable, the Company’s accounts receivable allowances totaled 4.7% and 4.6% as of December 31, 2013 and 2012, respectively. As of December 31, 2013, a five-percentage point deviation in the Company’s accounts receivable allowances balance would have resulted in an increase or decrease in the allowance of $1.4 million. Although future results cannot always be predicted by extrapolating past results, management believes that it is reasonably likely that future results will be consistent with historical trends and experience. However, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or if unexpected events or significant future changes in trends were to occur, additional allowances may be required.

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

The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. Valuation allowances of $37.0 million and $39.3 million were recorded as of December 31, 2013 and 2012, respectively. The valuation allowances recorded related primarily to net operating losses in certain foreign operations. If such losses are ultimately utilized to offset future operating income, the Company will recognize a tax benefit up to the full amount of the related valuation reserve.

While management believes that its judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may materially affect the future financial results of the Company.

Goodwill Impairment.    The Company assesses the impairment of goodwill annually in the second quarter, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance. The Company completed its annual goodwill impairment analysis as of June 30, 2013, and determined that no adjustment to the carrying value of goodwill was required. There were no events or changes in circumstances during the six months ended December 31, 2013 that caused the Company to perform an interim impairment assessment.

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

The Company’s reporting units are Accountemps, Robert Half Finance & Accounting, OfficeTeam, Robert Half Technology, Robert Half Management Resources and Protiviti, which had goodwill balances at December 31, 2013, of $127.4 million, $26.6 million, $0.0 million, $7.2 million, $0.0 million and $39.6 million, respectively, totaling $200.8 million. There were no changes to the Company’s reporting units or to the allocations of goodwill by reporting unit for the year ended December 31, 2013.

The goodwill impairment assessment is based upon a discounted cash flow analysis. The estimate of future cash flows is based upon, among other things, a discount rate and certain assumptions about expected future operating performance. The discount rate for all reporting units was determined by management based on estimates of risk free interest rates, beta and market risk premiums. The discount rate used was compared to the rate published in various third party research reports, which indicated that the rate was within a range of reasonableness. The primary assumptions related to future operating performance include revenue growth rates and profitability levels. In addition, the impairment assessment requires that management make certain judgments in allocating shared assets and liabilities to the balance sheets of the reporting units. Solely for purposes of establishing inputs for the fair value calculations described above related to its annual goodwill impairment testing, the Company made the following assumptions. The Company assumed that year-to-date trends through the date of the last assessment would continue for all reporting units through 2013, using unique assumptions for each reporting unit. In addition, the Company applied profitability assumptions consistent with each reporting unit’s historical trends at various revenue levels and, for years 2015 and beyond, used a 5% growth factor to calculate the terminal value at the end of ten years for each unit. This rate is comparable to the Company’s most recent ten-year annual compound revenue growth rate. In its most recent calculation, the Company used a 10.5% discount rate, which is slightly higher than the 10.0% discount rate used for the Company’s test during the second quarter of 2012. This increase in discount rate is attributable primarily to an increase in the risk free rate, partially offset by a decrease in the equity market risk premium.

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

Workers’ Compensation.    Except for states which require participation in state-operated insurance funds, the Company retains the economic burden for the first $0.5 million per occurrence in workers’ compensation claims. Workers’ compensation includes ongoing healthcare and indemnity coverage for claims and may be paid over numerous years following the date of injury. Claims in excess of $0.5 million are insured. Workers’ compensation expense includes the insurance premiums for claims in excess of $0.5 million, claims administration fees charged by the Company’s workers’ compensation administrator, premiums paid to state-operated insurance funds, and an estimate for the Company’s liability for Incurred But Not Reported (“IBNR”) claims and for the ongoing development of existing claims. Total workers’ compensation expense was $7.0 million, $10.9 million and $7.9 million, representing 0.22%, 0.36% and 0.30% of applicable U.S. revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

The reserves for IBNR claims and for the ongoing development of existing claims in each reporting period include estimates. The Company has established reserves for workers’ compensation claims using loss development rates which are estimated using periodic third party actuarial valuations based upon historical loss statistics which include the Company’s historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future results. Based on the Company’s results for the year ended December 31, 2013, a five-percentage point deviation in the Company’s estimated loss development rates would have resulted in an increase or decrease in the reserve of $0.2 million.

Stock-based Compensation.    Under various stock plans, officers, employees and outside directors have received or may receive grants of restricted stock, stock units, stock appreciation rights or options to purchase common stock.

The Company recognizes compensation expense equal to the grant-date fair value for all stock-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to performance conditions, in which case the Company recognizes compensation expense over the requisite service period of each separate vesting tranche. The Company determines the grant-date fair value of its restricted stock and stock unit awards using the fair market value of its stock on the grant date, unless the awards are subject to market conditions, in which case the Company utilizes a binomial-lattice model (i.e., Monte Carlo simulation model). The Monte Carlo simulation model utilizes multiple input variables to determine the stock-based compensation expense. For grants with market conditions made in the year ended December 31, 2013, the Company utilized an historical volatility of 32.23%, a 0% dividend yield and a risk-free interest rate of 0.36%. The historical volatility was based on the most recent 2.61-year period for the Company and the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest rate is equal to the yield, as of the measurement date, of the zero-coupon U.S. Treasury bill that is commensurate with the remaining performance measurement period.

No stock appreciation rights have been granted under the Company’s existing stock plans.

The Company determines the fair value of options to purchase common stock using the Black-Scholes valuation model. The Company recognizes expense over the service period for options that are expected to vest and records adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates. The Company has not granted any options to purchase common stock since 2006. There was no compensation expense related to stock options for the years ended December 31, 2013, 2012 and 2011.

For the years ended December 31, 2013, 2012 and 2011, compensation expense related to restricted stock and stock units was $38.9 million, $41.5 million and $50.9 million, respectively, of which $9.9 million, $11.4 million and $13.3 million was related to grants made in 2013, 2012 and 2011, respectively. A one-percentage point deviation in the estimated forfeiture rates would have resulted in a $0.4 million, $0.4 million and $0.5 million increase or decrease in compensation expense related to restricted stock and stock units for each year ended December 31, 2013, 2012 and 2011, respectively.

Recent Accounting Pronouncements

See Note B—“New Accounting Pronouncements” to the Company’s Consolidated Financial Statements included under Part II—Item 8 of this report.

Results of Operations

Demand for the Company’s temporary and permanent staffing services and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Correspondingly, results of operations were positively impacted by improving global economic conditions during 2013. Because of the inherent difficulty in predicting economic trends and the absence of material long-term contracts in any of our business units, future demand for the Company’s services cannot be forecasted with certainty. We expect total Company results to continue to be impacted by general macroeconomic conditions in 2014.

The Company’s temporary and permanent staffing services business has 345 offices in 42 states, the District of Columbia and 18 foreign countries, while Protiviti has 59 offices in 23 states and 11 foreign countries.

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

In order to calculate constant currency revenue growth rates, as reported amounts are retranslated using foreign currency exchange rates from the prior year’s comparable period. Management then calculates a global, weighted-average number of billing days for each reporting period based upon input from all countries and all staffing lines of business. In order to remove the fluctuations caused by comparable periods having different billing days, the Company calculates same billing day revenue growth rates by dividing each comparative period’s reported revenues by the calculated number of billing days for that period, to arrive at a per billing day amount. Same billing day growth rates are then calculated based upon the per billing day amounts. The term “same billing days and constant currency” means that the impact of different billing days has been removed from the constant currency calculation.

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

Years ended December 31, 2013 and 2012

Revenues.    The Company’s revenues were $4.25 billion for the year ended December 31, 2013, increasing by 3.3% compared to $4.11 billion for the year ended December 31, 2012. Revenues from foreign operations represented 24% and 26% of total revenues for the years ended December 31, 2013 and 2012, respectively. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services. In 2013, revenues for all three of the Company’s reportable segments were up compared to 2012. Results were strongest domestically, with growth rates outside the United States impacted by weaker economies in several countries, most notably within Europe. Contributing factors for each reportable segment are discussed below in further detail.

Temporary and consultant staffing services revenues were $3.37 billion for the year ended December 31, 2013, increasing by 1.4% compared to revenues of $3.32 billion for the year ended December 31, 2012. On a same-day, constant-currency basis, temporary and consultant staffing services revenues increased 1.6% for 2013 compared to 2012. In the U.S., 2013 revenues increased 4.1%, or 4.3% on a same-day basis, compared to 2012. For the Company’s international operations, 2013 revenues decreased 6.7% and on a same-day, constant-currency basis decreased 6.5%, compared to 2012.

Permanent placement staffing revenues were $348 million for the year ended December 31, 2013, increasing by 4.0% compared to revenues of $334 million for the year ended December 31, 2012. On a same-day, constant-currency basis, permanent placement revenues increased 5.1% for 2013 compared to 2012. In the

U.S., 2013 revenues increased 12.5%, or 12.7% on a same-day basis, compared to 2012. For the Company’s international operations, 2013 revenues decreased 7.5%, and on a same-day, constant-currency basis decreased 5.3%, compared to 2012. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue.

A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the year ended December 31, 2013, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	1.4%	4.1%	-6.7%
Billing Days Impact	0.2%	0.2%	0.2%
Currency Impact	0.0%	—	0.0%

Same Billing Days and Constant Currency	1.6%	4.3%	-6.5%

Permanent placement staffing
As Reported	4.0%	12.5%	-7.5%
Billing Days Impact	0.2%	0.2%	0.2%
Currency Impact	0.9%	—	2.0%

Same Billing Days and Constant Currency	5.1%	12.7%	-5.3%

Risk consulting and internal audit services revenues were $528 million for the year ended December 31, 2013, increasing by 16.7% compared to revenues of $453 million for the year ended December 31, 2012. Contributing to the increase was higher demand in the U.S. In the U.S., 2013 revenues increased 20.5% compared to 2012. For the Company’s international operations, 2013 revenues increased 4.2% compared to 2012.

Gross Margin.    The Company’s gross margin dollars were $1.72 billion for the year ended December 31, 2013, up 4.5% from $1.65 billion for the year ended December 31, 2012. For 2013 compared to 2012, gross margin dollars for all three of the Company’s reportable segments increased. Gross margin dollars as a percentage of revenues increased for both the Company’s temporary and consultant staffing services segment and the risk consulting and internal audit services segment on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $1.22 billion for the year ended December 31, 2013, up 1.9% from $1.20 billion for the year ended December 31, 2012. As a percentage of revenues, gross margin dollars for temporary and consultant staffing services were 36.2% in 2013, up from 36.0% in 2012.

Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $348 million for the year ended December 31, 2013, up 4.1% from $334 million for the year ended December 31, 2012. Because reimbursable expenses for permanent placement staffing services are de minimis, the increase in gross margin dollars is substantially explained by the increase in revenues previously discussed.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $155 million for the year ended December 31, 2013, up 32% from $117 million for the year ended December 31, 2012. As a percentage of revenues, gross margin dollars for risk consulting and internal audit services were 29.3% in 2013, up from 25.9% in 2012. The increase in 2013 gross margin percentage was primarily the result of higher staff utilization rates. Utilization is the relationship of the time spent on client engagements to the total time available for the Company’s risk consulting and internal audit services staff.

Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The Company’s selling, general and administrative expenses were $1.32 billion for the year ended December 31, 2013, up 1.5% from $1.31 billion for the year ended December 31, 2012. As a percentage of revenues, the Company’s selling, general and administrative expenses were 31.2% for 2013, down from 31.8% for 2012. For 2013 compared to 2012, selling, general and administrative expenses decreased for the Company’s temporary and consultant segment and increased for the Company’s permanent placement staffing services and risk consulting and internal audit services segments. Selling, general and administrative expenses as a percentage of revenues decreased for the Company’s temporary and consultant and risk consulting and internal audit services segments and increased for the Company’s permanent placement staffing services segment in 2013 compared to 2012. Contributing factors for each reportable segment are discussed below in further detail.

Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $920 million for the year ended December 31, 2013, down 0.2% from $921 million for the year ended December 31, 2012. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 27.3% in 2013, down from 27.7% in 2012. For 2013 compared to 2012, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to a $19 million, or 0.6% of revenues, charge in 2012 related to a litigation settlement disclosed in the Company’s July 5, 2012, Form 8-K.

Selling, general and administrative expenses for the Company’s permanent placement staffing division were $293 million for the year ended December 31, 2013, up 5.4% from $278 million for the year ended December 31, 2012. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 84.3% in 2013, up from 83.3% in 2012. For 2013 compared to 2012, increases in field compensation and variable overhead, partially offset by decreases in advertising expenses and fixed overhead, drove the overall increase as a percentage of revenues.

Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $112 million for the year ended December 31, 2013, up 5.3% from $106 million for the year ended December 31, 2012. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 21.2% in 2013, down from 23.5% in 2012. For 2013 compared to 2012, improved leverage in general and administrative expenses, as a result of higher revenue, drove the overall decrease as a percentage of revenues.

Operating Income.    The Company’s total operating income was $398 million, or 9.4% of revenues, for the year ended December 31, 2013, up 16.0% from $343 million, or 8.4% of revenues, for the year ended December 31, 2012. For the Company’s temporary and consultant staffing services division, operating income was $301 million, or 8.9% of applicable revenues, up 8.8% from $277 million, or 8.3% of applicable revenues, in 2012. For the Company’s permanent placement staffing division, operating income was $54 million, or 15.6% of applicable revenues, down 2.4% from operating income of $55 million, or 16.7% of applicable revenues, in 2012. For the Company’s risk consulting and internal audit services division, operating income was $43 million, or 8.1% of applicable revenues, up 292.7% from operating income of $11 million, or 2.4% of applicable revenues, in 2012.

Provision for income taxes.    The provision for income taxes was 36.6% and 39.0% for the years ended December 31, 2013 and 2012, respectively. The 2013 decrease is primarily due to foreign restructuring, improving foreign results, and increased federal tax credits.

Years ended December 31, 2012 and 2011

Revenues.    The Company’s revenues were $4.11 billion for the year ended December 31, 2012, increasing by 9% compared to $3.78 billion for the year ended December 31, 2011. Revenues from foreign operations represented 26% and 30% of total revenues for the year ended December 31, 2012 and 2011, respectively. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services. In 2012, revenues for all three of the Company’s reportable segments were up compared to 2011. Results were strongest domestically, with growth rates outside the United States impacted by weaker economies in several countries, most notably within Europe. Contributing factors for each reportable segment are discussed below in further detail.

Temporary and consultant staffing services revenues were $3.32 billion for the year ended December 31, 2012, increasing by 9.0% compared to revenues of $3.05 billion for the year ended December 31, 2011. On a same-day, constant-currency basis, temporary and consultant staffing services revenues increased 10.0% for 2012 compared to 2011. In the U.S., 2012 revenues increased 13.7%, or 13.5% on a same-day basis, compared to 2011. For the Company’s international operations, 2012 revenues decreased 3.0% and on a same-day, constant-currency basis increased 1.3%, compared to 2011.

Permanent placement staffing revenues were $334 million for the year ended December 31, 2012, increasing by 10.6% compared to revenues of $302 million for the year ended December 31, 2011. On a same-day, constant- currency basis, permanent placement revenues increased 12.6% for 2012 compared to 2011. In the U.S., 2012 revenues increased 20.5%, or 20.2% on a same-day basis, compared to 2011. For the Company’s international operations, 2012 revenues decreased 0.6%, and on a same-day, constant-currency basis increased 4.1%, compared to 2011. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue.

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

Gross Margin.    The Company’s gross margin dollars were $1.65 billion for the year ended December 31, 2012, up 11% from $1.49 billion for the year ended December 31, 2011. For 2012 compared to 2011, gross margin dollars for all three of the Company’s reportable segments increased. Gross margin dollars as a percentage of revenues increased for the Company’s temporary and consultant staffing services segment and decreased for the Company’s risk consulting and internal audit services segment on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $1.20 billion for the year ended December 31, 2012, up 12% from $1.07 billion for the year ended December 31, 2011. As a percentage of revenues, gross margin dollars for temporary and consultant staffing services were 36.0% for 2012, up from 35.2% in 2011.

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

Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The Company’s selling, general and administrative expenses were $1.31 billion for the year ended December 31, 2012, up 5% from $1.24 billion for the year ended December 31, 2011. As a percentage of revenues, the Company’s selling, general and administrative expenses were 31.8% for 2012, down from 32.8% for 2011. For 2012 compared to 2011, selling, general and administrative expenses increased for the Company’s temporary and consultant and permanent placement staffing services segments and decreased for the Company’s risk consulting and internal audit services segment. Selling, general and administrative expenses as a percentage of revenues decreased for all three of the Company’s reportable segments in 2012 compared to 2011. Contributing factors for each reportable segment are discussed below in further detail.

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

Liquidity and Capital Resources

The change in the Company’s liquidity during the years ended December 31, 2013, 2012 and 2011, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and payment of dividends.

Cash and cash equivalents were $276 million, $288 million and $279 million at December 31, 2013, 2012 and 2011, respectively. Operating activities provided $309 million during the year ended December 31, 2013, offset by $98 million and $220 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $289 million during the year ended December 31, 2012, partially offset by $73 million and $210 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $256 million during the year ended December 31, 2011, offset by $63 million and $226 million of net cash used in investing activities and financing activities, respectively.

Operating activities—Net cash provided by operating activities for the year ended December 31, 2013, was composed of net income of $252 million adjusted for non-cash items of $74 million, and offset by net cash used in changes in working capital of $17 million. Net cash provided by operating activities for the year ended December 31, 2012, was composed of net income of $210 million adjusted for non-cash items of $74 million, and net cash used in changes in working capital of $5 million. Net cash provided by operating activities for the year ended December 31, 2011, was composed of net income of $150 million adjusted for non-cash items of $122 million, and net cash used in changes in working capital of $16 million.

Investing activities—Cash used in investing activities for the year ended December 31, 2013, was $98 million. This was primarily composed of capital expenditures of $54 million and deposits to trusts for employee benefits and retirement plans of $44 million. Cash used in investing activities for the year ended December 31, 2012, was $73 million. This was primarily composed of capital expenditures of $50 million, deposits to trusts for employee benefits and retirement plans of $9 million and payment of acquisitions, net of cash acquired of $14 million. Cash used in investing activities for the year ended December 31, 2011, was $63 million. This was primarily composed of capital expenditures of $57 million and deposits to trusts for employee benefits and retirement plans of $7 million.

Financing activities—Cash used in financing activities for the year ended December 31, 2013, was $220 million. This included repurchases of $168 million in common stock, $89 million in cash dividends to stockholders and $4 million of payments of notes payable and other indebtedness, offset by the proceeds of $33 million from exercises of stock options and the excess tax benefits from stock-based compensation of $8 million. Cash used in financing activities for the year ended December 31, 2012, was $210 million. This included repurchases of $177 million in common stock and $84 million in cash dividends to stockholders, offset by proceeds of $43 million from exercises of stock options and the excess tax benefits from stock-based compensation of $8 million. Cash used in financing activities for the year ended December 31, 2011, was $226 million. This included repurchases of $168 million in common stock and $80 million in cash dividends to stockholders, offset by proceeds of $18 million from exercises of stock options and the excess tax benefits from stock-based compensation of $4 million.

As of December 31, 2013, the Company is authorized to repurchase, from time to time, up to 8.1 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the years ended December 31, 2013, 2012 and 2011, the Company repurchased approximately 3.3 million shares, 4.7 million shares and 5.3 million shares of common stock on the open market for a total cost of $118 million, $133 million and $142 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the years ended December 31, 2013, 2012 and 2011, such repurchases totaled approximately 1.2 million shares, 1.7 million shares and 1.0 million shares at a cost of $44 million, $50 million and $29 million, respectively. Repurchases of shares have been funded with cash generated from operations.

The Company’s working capital at December 31, 2013, included $276 million in cash and cash equivalents. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short- and long-term basis.

On February 11, 2014, the Company announced a quarterly dividend of $0.18 per share to be paid to all shareholders of record on February 25, 2014. The dividend will be paid on March 14, 2014.

The Company’s cash flows generated from operations are also the primary source for funding various contractual obligations. The table below summarizes the Company’s major commitments as of December 31, 2013 (in thousands):

	Payments due by period
Contractual Obligations	2014	2015 and 2016	2017 and 2018	Thereafter	Total
Long-term debt obligations	$252	$505	$505	$757	$2,019
Operating lease obligations	88,434	132,398	74,613	86,276	381,721
Purchase obligations	28,392	26,702	6,155	—	61,249
Other liabilities	2,116	1,621	872	14,430	19,039

Total	$119,194	$161,226	$82,145	$101,463	$464,028

Long-term debt obligations consist of promissory notes and related interest as well as other forms of indebtedness issued in connection with certain acquisitions and other payment obligations. Operating lease obligations consist of minimum rental commitments for 2014 and thereafter under non-cancelable leases in effect at December 31, 2013. Purchase obligations consist of purchase commitments primarily related to telecom service agreements, software licenses and subscriptions, and computer hardware and software maintenance agreements. Other liabilities consist of asset retirement and deferred compensation obligations.

The above table does not reflect $6.1 million of gross unrecognized tax benefits which the Company has accrued for uncertain tax positions in accordance with FASB authoritative guidance. As of December 31, 2013, the Company classified $2.2 million of its unrecognized tax benefits as a current liability, as these amounts are expected to be resolved in the next twelve months. The remaining $3.9 million of unrecognized tax benefits have been classified as a non-current liability, as a reasonably reliable estimate of the period of future payments, if any, could not be determined.

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

For the year ended December 31, 2013, approximately 24% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share amounts)

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$275,764	$287,635
Accounts receivable, less allowances of $27,261 and $24,852	551,905	512,852
Current deferred income taxes	112,881	102,993
Other current assets	231,978	161,205

Total current assets	1,172,528	1,064,685
Goodwill	200,833	201,339
Other intangible assets, net	556	2,256
Property and equipment, net	112,644	107,680
Other assets	3,710	5,311

Total assets	$1,490,271	$1,381,271

LIABILITIES
Accounts payable and accrued expenses	$139,683	$139,879
Accrued payroll costs and retirement obligations	396,042	361,641
Current portion of notes payable and other indebtedness	128	117

Total current liabilities	535,853	501,637
Notes payable and other indebtedness, less current portion	1,300	1,428
Other liabilities	33,475	36,195

Total liabilities	570,628	539,260

Commitments and Contingencies (Note I)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 137,466,421 and 139,438,603 shares	137	139
Capital surplus	868,120	798,093
Accumulated other comprehensive income	38,071	43,779
Retained earnings	13,315	—

Total stockholders’ equity	919,643	842,011

Total liabilities and stockholders’ equity	$1,490,271	$1,381,271

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Net service revenues	$4,245,895	$4,111,213	$3,776,976
Direct costs of services, consisting of payroll, payroll taxes, insurance costs and reimbursable expenses	2,522,803	2,462,153	2,287,374

Gross margin	1,723,092	1,649,060	1,489,602
Selling, general and administrative expenses	1,324,815	1,305,614	1,240,184
Amortization of intangible assets	1,700	398	153
Interest income, net	(1,002)	(1,197)	(951)

Income before income taxes	397,579	344,245	250,216
Provision for income taxes	145,384	134,303	100,294

Net income	$252,195	$209,942	$149,922

Net income available to common stockholders—diluted	$252,192	$208,867	$147,772

Net income per share (Note L):
Basic	$1.85	$1.51	$1.05
Diluted	$1.83	$1.50	$1.04
Shares:
Basic	136,153	138,201	140,479
Diluted	137,589	139,409	141,790
Cash dividends declared per share	$0.64	$.60	$.56

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2013	2012	2011
COMPREHENSIVE INCOME:
Net income	$252,195	$209,942	$149,922
Foreign currency translation adjustments, net of tax	(5,708)	2,892	(6,233)

Total comprehensive income	$246,487	$212,834	$143,689

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
COMMON STOCK—SHARES:
Balance at beginning of period	139,439	142,086	146,183
Net issuances of restricted stock	1,091	1,443	1,425
Repurchases of common stock	(4,461)	(6,350)	(6,328)
Exercises of stock options	1,397	2,260	806

Balance at end of period	137,466	139,439	142,086

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$139	$142	$146
Net issuances of restricted stock	1	1	1
Repurchases of common stock	(4)	(6)	(6)
Exercises of stock options	1	2	1

Balance at end of period	$137	$139	$142

CAPITAL SURPLUS:
Balance at beginning of period	$798,093	$759,476	$787,105
Net issuances of restricted stock at par value	(1)	(1)	(1)
Repurchases of common stock—excess over par value	—	(7,715)	(20,641)
Cash dividends ($.64 per share, $.60 per share and $.56 per share)	(12,256)	(49,971)	(81,024)
Stock-based compensation expense	38,867	41,464	50,906
Exercises of stock options—excess over par value	33,285	42,936	18,308
Tax impact of equity incentive plans	10,132	11,904	4,823

Balance at end of period	$868,120	$798,093	$759,476

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$43,779	$40,887	$47,120
Foreign currency translation adjustments, net of tax	(5,708)	2,892	(6,233)

Balance at end of period	$38,071	$43,779	$40,887

RETAINED EARNINGS:
Balance at beginning of period	$—	$—	$—
Net income	252,195	209,942	149,922
Repurchases of common stock—excess over par value	(162,029)	(175,015)	(149,922)
Cash dividends ($.64 per share and $.60 per share)	(76,851)	(34,927)	—

Balance at end of period	$13,315	$—	$—

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$252,195	$209,942	$149,922
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,700	398	153
Depreciation expense	47,072	48,326	51,262
Stock-based compensation expense—restricted stock and stock units	38,867	41,464	50,906
Excess tax benefits from stock-based compensation	(8,103)	(8,475)	(4,211)
Deferred income taxes	(13,259)	(14,993)	17,156
Provision for doubtful accounts receivable	7,467	7,133	6,673
Changes in assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(47,699)	(21,354)	(81,314)
Increase in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	38,356	16,672	64,932
(Decrease) increase in income taxes payable	(11,927)	15,160	6,368
Change in other assets, net of change in other liabilities	4,548	(5,096)	(5,531)

Net cash flows provided by operating activities	309,217	289,177	256,316

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	—	(14,393)	—
Capital expenditures	(53,725)	(50,056)	(56,535)
Increase in trusts for employee benefits and retirement plans	(44,052)	(8,577)	(6,867)

Net cash flows used in investing activities	(97,777)	(73,026)	(63,402)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(167,975)	(176,794)	(168,103)
Cash dividends paid	(89,187)	(84,129)	(80,303)
Decrease in notes payable and other indebtedness	(4,496)	(107)	(91)
Excess tax benefits from stock-based compensation	8,103	8,475	4,211
Proceeds from exercises of stock options	33,285	42,939	18,309

Net cash flows used in financing activities	(220,270)	(209,616)	(225,977)

Effect of exchange rate changes on cash and cash equivalents	(3,041)	1,764	(2,738)

Net (decrease) increase in cash and cash equivalents	(11,871)	8,299	(35,801)
Cash and cash equivalents at beginning of period	287,635	279,336	315,137

Cash and cash equivalents at end of period	$275,764	$287,635	$279,336

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$315	$405	$536
Income taxes, net of refunds	$168,407	$136,023	$76,422
Non-cash items:
Stock repurchases awaiting settlement	$—	$5,942	$2,466

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

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of December 31, 2013, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses and income and other taxes. Management estimates are also utilized in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions.

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

Advertising Costs.    The Company expenses all advertising costs as incurred. Advertising costs for the years ended December 31, 2013, 2012 and 2011, are reflected in the following table (in thousands):

	Years Ended December 31,
	2013	2012	2011
Advertising Costs	$38,845	$42,256	$42,728

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

Goodwill and Intangible Assets.    Goodwill and intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment analysis as of June 30 in each of the three years ended December 31, 2013, and determined that no adjustment to the carrying value of goodwill was required. There were no events or changes in circumstances during the six months ended December 31, 2013 that caused the Company to perform an interim impairment assessment.

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

The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. Valuation allowances of $37.0 million and $39.3 million were recorded as of December 31, 2013 and 2012, respectively. The valuation allowances recorded related primarily to net operating losses in certain foreign operations. If such losses are ultimately utilized to offset future operating income, the Company will recognize a tax benefit up to the full amount of the valuation reserve.

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

The Company recognizes compensation expense equal to the grant-date fair value for all stock-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to performance conditions, in which case the Company recognizes compensation expense over the requisite service period of each separate vesting tranche. The Company determines the grant-date fair value of its restricted stock and stock unit awards using the fair market value of its stock on the grant date, unless the awards are subject to market conditions, in which case the Company utilizes a binomial-lattice model (i.e., Monte Carlo simulation model). The Monte Carlo simulation model utilizes multiple input variables to determine the stock-based compensation expense.

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

Internal-use Software.    The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. Internal-use software development costs capitalized for the years ended December 31, 2013, 2012 and 2011, are reflected in the following table (in thousands):

	Years Ended December 31,
	2013	2012	2011
Internal-use software development costs	$13,027	$19,083	$18,133

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

Income Taxes.    In September 2013, the FASB issued authoritative guidance in regards to the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendment states that an unrecognized tax benefit or a portion of the unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This authoritative guidance is to be applied for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect that the adoption of this guidance will have a material impact on its Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note C—Other Current Assets

Other current assets consisted of the following (in thousands):

	December 31,
	2013	2012
Deposits in trusts for employee benefits and retirement plans	$149,391	$97,535
Other	82,587	63,670

	$231,978	$161,205

Deposits in trusts for employee benefits increased for the year ended December 31, 2013 due to changes in the Company’s broad-based Deferred Salary Savings Plan (the “Plan”) whereby previously unfunded employee accrual accounts were funded so that employees could direct the investments in their accounts. The Company’s executive officers do not participate in the Plan.

Note D—Goodwill

The following table sets forth the activity in goodwill from December 31, 2011, through December 31, 2013 (in thousands):

Goodwill
Balance as of December 31, 2011	$189,423
Acquisitions	11,454
Foreign currency translation adjustments	462

Balance as of December 31, 2012	$201,339
Acquisitions	13
Foreign currency translation adjustments	(519)

Balance as of December 31, 2013	$200,833

In December 2012 the Company, through its wholly-owned subsidiary Protiviti, acquired SusQtech, Inc., a provider of Microsoft SharePoint implementation, design and integration services. As part of the acquisition, the Company recorded goodwill of $10 million within its risk consulting and internal audit services segment.

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31,
	2013	2012
Computer hardware	$148,541	$132,331
Computer software	288,532	269,917
Furniture and equipment	111,426	114,623
Leasehold improvements	118,868	122,060
Other	11,488	12,884

Property and equipment, cost	678,855	651,815
Accumulated depreciation	(566,211)	(544,135)

Property and equipment, net	$112,644	$107,680

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	December 31,
	2013	2012
Payroll and benefits	$238,252	$196,569
Employee retirement obligations	96,461	92,233
Workers’ compensation	26,671	28,595
Payroll taxes	34,658	44,244

	$396,042	$361,641

Included in employee retirement obligations is the following (in thousands):

	December 31,
	2013	2012
Deferred compensation plan and other benefits related to the Company’s Chief Executive Officer	$75,745	$74,155

Note G—Notes Payable and Other Indebtedness

The Company issued promissory notes as well as other forms of indebtedness in connection with certain acquisitions and other payment obligations. These are due in varying installments, carry varying interest rates and, in aggregate, amounted to $1.4 million at December 31, 2013, and $1.5 million at December 31, 2012. At December 31, 2013, $1.4 million of the notes were collateralized by a standby letter of credit. The following table shows the schedule of maturities for notes payable and other indebtedness at December 31, 2013 (in thousands):

2014	$128
2015	140
2016	153
2017	167
2018	183
Thereafter	657

$1,428

At December 31, 2013, the notes carried fixed rates and the weighted average interest rate for the above was 9.0% for each of the years ended December 31, 2013, 2012 and 2011.

The Company has an uncommitted letter of credit facility (the “facility”) of up to $35.0 million, which is available to cover the issuance of debt support standby letters of credit. The Company had used $18.6 million in debt support standby letters of credit as of December 31, 2013 and $19.7 million as of December 31, 2012. Of the debt support standby letters of credit outstanding, $17.1 million as of December 31, 2013 and $18.1 million as of December 31, 2012, satisfies workers’ compensation insurer’s collateral requirements. There is a service fee of 1.125% on the used portion of the facility. The facility is subject to certain financial covenants and expires on August 31, 2014. The Company intends to renew this facility prior to its August 31, 2014 expiration.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H—Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2013, 2012 and 2011, consisted of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$114,687	$99,354	$48,068
State	27,358	24,339	11,969
Foreign	16,598	25,603	23,101
Deferred:
Federal and state	(7,759)	(15,188)	15,117
Foreign	(5,500)	195	2,039

	$145,384	$134,303	$100,294

Income before the provision for income taxes for the years ended December 31, 2013, 2012 and 2011, consisted of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Domestic	$357,382	$286,537	$202,210
Foreign	40,197	57,708	48,006

	$397,579	$344,245	$250,216

The income taxes shown above varied from the statutory federal income tax rates for these periods as follows:

	Years Ended December 31,
	2013	2012	2011
Federal U.S. income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.3	4.0	3.4
Non-deductible expenses	0.7	0.8	1.3
Non-U.S. income taxed at different rates, net of foreign tax credits	(1.0)	0.7	2.2
Federal tax credits	(1.3)	(0.3)	(1.2)
Tax impact of uncertain tax positions	0.1	(1.2)	(0.4)
Valuation allowance release, net	(1.0)	—	—
Other, net	(0.2)	—	(0.2)

Effective tax rate	36.6%	39.0%	40.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H—Income Taxes (Continued)

The deferred portion of the tax provision (benefit) consisted of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Amortization of franchise rights	$514	$514	$514
Amortization of other intangibles	621	1,180	1,142
Accrued expenses, deducted for tax when paid	(11,190)	(13,494)	(2,076)
Capitalized costs for books, deducted for tax	3,019	7,395	7,448
Depreciation	(2,597)	(7,813)	(1,709)
Federal impact of unrecognized tax benefits	(274)	478	331
Foreign tax credit carryforwards	(3,449)	—	5,719
Other, net	97	(3,253)	5,787

	$(13,259)	$(14,993)	$17,156

The deferred income tax amounts included on the Consolidated Statements of Financial Position are composed of the following (in thousands):

	December 31,
	2013	2012
Current deferred income tax assets, net	$112,881	$102,993
Long-term deferred income tax liabilities, net	(10,601)	(14,244)

	$102,280	$88,749

The components of the deferred income tax amounts at December 31, 2013 and 2012, were as follows (in thousands):

	December 31,
	2013	2012
Deferred Income Tax Assets
Provision for bad debts	$8,012	$7,585
Employee retirement and other benefit obligations	72,227	62,637
Workers’ compensation	9,538	10,007
Deferred compensation	12,067	10,895
Credits and net operating loss carryforwards	49,556	48,609
Other	25,953	23,781

Total deferred income tax assets	177,353	163,514

Deferred Income Tax Liabilities
Amortization of intangible assets	(23,305)	(22,169)
Property and equipment basis differences	(8,098)	(8,029)
Other	(6,626)	(5,257)

Total deferred income tax liabilities	(38,029)	(35,455)
Valuation allowance	(37,044)	(39,310)

Total deferred income tax assets, net	$102,280	$88,749

Credits and net operating loss carryforwards primarily include net operating losses in foreign countries of $37.3 million that expire in 2014 and later; foreign tax credits of $3.4 million that expire in 2023; and California

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H—Income Taxes (Continued)

enterprise zone tax credits of $6.3 million that expire in 2023. New legislation passed by the State of California in 2013 limits the carryforward period on the enterprise zone credits to 10 years; therefore, the company expects that it will utilize $3.2 million of these credits prior to expiration.

The Company has not provided deferred income taxes or foreign withholding taxes on $2.8 million and $2.2 million of undistributed earnings of its non-U.S. subsidiaries as of December 31, 2013 and 2012, respectively, since the Company intends to reinvest these earnings indefinitely. The U.S. tax impact upon repatriation, net of foreign tax credits, would be zero for the years ended December 31, 2013 and 2012.

FASB authoritative guidance prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The literature also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The following table reconciles the total amounts of gross unrecognized tax benefits from January 1, 2011 to December 31, 2013 (in thousands):

	December 31,
	2013	2012	2011
Balance at beginning of period	$7,097	$11,669	$12,505
Gross increases—tax positions in prior years	559	352	564
Gross decreases—tax positions in prior years	(369)	(273)	(1,061)
Gross increases—tax positions in current year	38	42	40
Settlements	—	(252)	(111)
Lapse of statute of limitations	(1,215)	(4,441)	(268)

Balance at end of period	$6,110	$7,097	$11,669

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $1.3 million, $1.0 million and $2.7 million for 2013, 2012 and 2011, respectively.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The total amount of interest and penalties accrued as of December 31, 2013, is $2.8 million, including a $0.3 million reduction recorded in income tax expense during the year. The total amount of interest and penalties accrued as of December 31, 2012, was $3.1 million, including a $2.3 million reduction recorded in income tax expense during the year. The total amount of interest and penalties accrued as of December 31, 2011, was $5.3 million, including a $0.3 million increase recorded in income tax expense during the year.

The Company believes it is reasonably possible that the settlement of certain tax uncertainties could occur within the next twelve months; accordingly, $2.2 million of the unrecognized gross tax benefit has been classified as a current liability as of December 31, 2013. This amount primarily represents unrecognized tax benefits composed of items related to assessed state income tax audits and negotiations.

The Company’s major income tax jurisdictions are the United States, Australia, Belgium, Canada and Germany. For U.S. federal income tax, the Company remains subject to examination for 2010 and subsequent years. For major U.S. states, with few exceptions, the Company remains subject to examination for 2009 and subsequent years. Generally, for the foreign countries, the Company remains subject to examination for 2006 and subsequent years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note I—Commitments and Contingencies

Rental expense, primarily for office premises, amounted to $92.7 million, $96.8 million and $100.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. The approximate minimum rental commitments for 2014 and thereafter under non-cancelable leases in effect at December 31, 2013 were as follows (in thousands):

2014	$88,434
2015	76,248
2016	56,150
2017	43,984
2018	30,629
Thereafter	86,276

$381,721

Additionally, as of December 31, 2013, the Company had future purchase commitments of approximately $55 million over the next three years primarily related to telecom service agreements, software licenses and subscriptions, and computer hardware and software maintenance agreements.

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

Note J—Stockholders’ Equity

Stock Repurchase Program.    As of December 31, 2013, the Company is authorized to repurchase, from time to time, up to 8.1 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the years ended December 31, 2013, 2012 and 2011, are reflected in the following table (in thousands):

	Years Ended December 31,
	2013	2012	2011
Common stock repurchased (in shares)	3,305	4,689	5,308
Common stock repurchased	$117,864	$132,691	$141,552

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. The number and the cost of employee stock plan repurchases made during the years ended December 31, 2013, 2012 and 2011, are reflected in the following table (in thousands):

	Years Ended December 31,
	2013	2012	2011
Employee stock plan repurchased (in shares)	1,157	1,661	1,020
Employee stock plan repurchased	$44,169	$50,045	$29,017

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for each of the three years ended December 31, 2013, (consisting of stock option exercises and the purchase of shares for the treasury) is presented in the Consolidated Statements of Stockholders’ Equity.

Cash Dividends. The Company’s Board of Directors may at their discretion declare and pay dividends upon the shares of the Company’s stock either out of the Company’s retained earnings or capital surplus. The cash dividends declared during the years ended December 31, 2013, 2012 and 2011, are reflected in the following table:

	Years Ended December 31,
	2013	2012	2011
Cash dividends declared per share	$.64	$.60	$.56

Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus. As a result, the Company had $13.3 million in retained earnings as of December 31, 2013 and no retained earnings as of December 31, 2012 and 2011.

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

Recipients of restricted stock do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant, and for grants made prior to July 28, 2009, receive all dividends with respect to such shares on the dividend payment dates, whether or not the shares have vested as long as any performance condition has been met. Restricted stock grants made on or after July 28, 2009, contain forfeitable rights to dividends. Dividends for these grants are accrued on the dividend payment dates but are not paid until the shares vest, and dividends accrued for shares that ultimately do not vest are forfeited. Recipients of stock units do not pay any cash consideration for the units, do not have the right to vote, and do not receive dividends with respect to such units. Compensation expense for restricted stock and stock units is generally recognized on either a 3 year cliff basis or 4 year straight line basis, based on the stock’s fair market value on the grant date. For restricted stock grants issued with performance conditions, compensation expense is recognized over each vesting tranche.

FASB authoritative guidance requires that excess tax benefits be recognized as an addition to capital surplus and that unrealized tax benefits be recognized as income tax expense unless there are excess tax benefits from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Stock Plans (Continued)

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

The Company recognizes compensation expense equal to the grant-date fair value for all stock-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to performance conditions, in which case the Company recognizes compensation expense over the requisite service period of each separate vesting tranche. The Company determines the grant-date fair value of its restricted stock and stock unit awards using the fair market value on the grant date, unless the awards are subject to market conditions, in which case the Company utilizes a binomial-lattice model (i.e., Monte Carlo simulation model). The Monte Carlo simulation model utilizes multiple input variables to determine the stock-based compensation expense.

During the year ended December 31, 2013, the Company granted performance shares to its executives in the form of restricted stock. The shares granted contain (1) a performance condition based on target net income per share, and (2) a market condition based on Total Shareholder Return (“TSR”). The TSR market condition measures the Company’s performance against a peer group. Shares will be delivered at the end of the three year vesting and TSR performance period based on the Company’s actual performance compared to the peer group. Actual shares earned will range from fifty percent (50%) to one hundred fifty percent (150%) of the target award after any adjustment made for the performance condition. The fair value of this award was determined using a Monte Carlo simulation with the following assumptions: an historical volatility of 32.23%, 0% dividend yield and a risk-free interest rate of 0.36%. The historical volatility was based on the most recent 2.61-year period for the Company and the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest rate is equal to the yield, as of the measurement date, of the zero-coupon U.S. Treasury bill that is commensurate with the remaining performance measurement period.

Stock-based compensation expense consisted of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Restricted stock and stock units	$38,867	$41,464	$50,906

Total unrecognized compensation cost, net of estimated forfeitures, consisted of the following (in thousands):

	December 31,
	2013	2012	2011
Restricted stock and stock units	$53,646	$51,877	$54,419

The unrecognized compensation cost is expected to be recognized over the next four years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Stock Plans (Continued)

The following table reflects activity under all stock plans from December 31, 2010 through December 31, 2013, and the weighted average exercise prices (in thousands, except per share amounts):

	Restricted Stock Plans without Market-Condition		Restricted Stock Plans with Market-Condition		Stock Option Plans
	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/ Units	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2010	3,996	$23.44	—	—	5,316	$22.04
Granted	879	$31.18	523	$33.42	—	—
Exercised	—	—	—	—	(806)	$22.73
Restrictions lapsed	(2,389)	$25.27	—	—	—	—
Forfeited	(94)	$23.09	—	—	(60)	$26.05

Outstanding, December 31, 2011	2,392	$24.47	523	$33.42	4,450	$21.85
Granted	937	$27.71	517	$29.53	—	—
Exercised	—	—	—	—	(2,260)	$19.00
Restrictions lapsed	(1,550)	$22.20	(240)	$33.42	—	—
Forfeited	(42)	$24.26	(42)	$33.42	(99)	$24.74

Outstanding, December 31, 2012	1,737	$28.25	758	$30.77	2,091	$24.80
Granted	688	$35.34	400	$43.04	—	—
Exercised	—	—	—	—	(1,397)	$23.82
Restrictions lapsed	(1,087)	$28.53	(259)	$29.53	—	—
Forfeited	(21)	$31.29	—	—	(62)	$20.48

Outstanding, December 31, 2013	1,317	$31.68	899	$36.58	632	$27.41

The total pre-tax intrinsic value of stock options exercised and the total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011, are reflected in the following table (in thousands):

	Years Ended December 31,
	2013	2012	2011
Total pre-tax intrinsic value of stock options exercised	$17,092	$23,678	$6,429
Total fair value of shares vested	$53,931	$55,186	$67,076

The following table summarizes information about options outstanding and exercisable as of December 31, 2013 (in thousands, except number of years and per share amounts):

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable as of December 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$23.49 to $26.12	163	1.09	$25.82	$2,639
$26.13 to $26.13	11	0.30	$26.13	173
$26.56 to $26.56	239	0.82	$26.56	3,688
$27.36 to $33.89	219	1.06	$29.58	2,717

	632	0.97	$27.41	$9,217

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note K—Stock Plans (Continued)

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $41.99 as of December 31, 2013, which would have been received by the option holders had they exercised their in-the-money options as of that date.

At December 31, 2013, the total number of available shares to grant under the plans (consisting of either restricted stock, stock units, stock appreciation rights or options to purchase common stock) was approximately 2.3 million. All of the 0.6 million options outstanding at December 31, 2013, were exercisable with a weighted average exercise price of $27.41.

Note L—Net Income Per Share

The calculation of net income per share for the three years ended December 31, 2013 is reflected in the following table (in thousands, except per share amounts):

	Years Ended December 31,
	2013	2012	2011
Basic net income per share:
Net income	$252,195	$209,942	$149,922
Income allocated to participating securities	3	1,081	2,159

Net income available to common stockholders	$252,192	$208,861	$147,763

Basic weighted average shares	136,153	138,201	140,479
Basic net income per share	$1.85	$1.51	$1.05
Diluted net income per share:
Net income	$252,195	$209,942	$149,922
Income allocated to participating securities	3	1,075	2,150

Net income available to common stockholders	$252,192	$208,867	$147,772

Basic weighted average shares	136,153	138,201	140,479
Dilutive effect of potential common shares	1,436	1,208	1,311

Diluted weighted average shares	137,589	139,409	141,790

Diluted net income per share	$1.83	$1.50	$1.04

Potential common shares include the dilutive effect of stock options, unvested performance-based restricted stock, restricted stock which contains forfeitable rights to dividends, and stock units. The weighted average diluted common shares outstanding for the years ended December 31, 2013, 2012 and 2011, excludes the effect of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Total number of anti-dilutive potential common shares	—	227	475

Employee stock options will have a dilutive effect under the treasury method only when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds. Under the treasury method, exercise proceeds include the amount the employee must pay for exercising stock options, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note L—Net Income Per Share (Continued)

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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net service revenues
Temporary and consultant staffing	$3,369,840	$3,324,286	$3,050,999
Permanent placement staffing	347,715	334,198	302,155
Risk consulting and internal audit services	528,340	452,729	423,822

	$4,245,895	$4,111,213	$3,776,976

Operating income
Temporary and consultant staffing	$301,185	$276,826	$209,101
Permanent placement staffing	54,390	55,745	35,340
Risk consulting and internal audit services	42,702	10,875	4,977

	398,277	343,446	249,418
Amortization of intangible assets	1,700	398	153
Interest income, net	(1,002)	(1,197)	(951)

Income before income taxes	$397,579	$344,245	$250,216

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note M—Business Segments (Continued)

The Company does not report total assets by segment. The following tables represent identifiable assets by business segment (in thousands):

	December 31,
	2013	2012	2011
Accounts receivable
Temporary and consultant staffing	$349,364	$336,468	$342,122
Permanent placement staffing	100,550	88,436	75,333
Risk consulting and internal audit services	129,252	112,800	98,499

	$579,166	$537,704	$515,954

	December 31,
	2013	2012	2011
Goodwill
Temporary and consultant staffing	$134,692	$134,756	$134,507
Permanent placement staffing	26,574	26,586	26,545
Risk consulting and internal audit services	39,567	39,997	28,371

	$200,833	$201,339	$189,423

The Company operates internationally, with operations in North America, South America, Europe, Asia and Australia. The following tables represent revenues and long-lived assets by geographic location (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net service revenues
Domestic	$3,219,820	$3,022,274	$2,655,443
Foreign	1,026,075	1,088,939	1,121,533

	$4,245,895	$4,111,213	$3,776,976

	December 31,
	2013	2012	2011
Assets, long-lived
Domestic	$92,252	$86,239	$87,146
Foreign	20,392	21,441	20,826

	$112,644	$107,680	$107,972

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note N—Quarterly Financial Data (Unaudited)

The following tabulation shows certain quarterly financial data for 2013 and 2012 (in thousands, except per share amounts):

	Quarter
2013	1	2	3	4
Net service revenues	$1,023,684	$1,063,228	$1,075,119	$1,083,864
Gross margin	$410,290	$432,108	$437,478	$443,216
Income before income taxes	$89,376	$100,596	$103,713	$103,894
Net income	$55,863	$63,089	$66,358	$66,885
Net income available to common stockholders - diluted	$55,861	$63,088	$66,358	$66,885
Basic net income per share	$.41	$.46	$.49	$.49
Diluted net income per share	$.40	$.46	$.48	$.49

	Quarter
2012	1	2		3	4
Net service revenues	$1,015,444	$1,028,383		$1,033,173	$1,034,213
Gross margin	$402,083	$415,303		$415,249	$416,425
Income before income taxes	$80,264	$72,272	(a)	$94,467	$97,242
Net income	$48,334	$45,329	(a)	$57,660	$58,619
Net income available to common stockholders - diluted	$48,070	$45,101		$57,383	$58,322
Basic net income per share	$.34	$.33		$.42	$.43
Diluted net income per share	$.34	$.32	(a)	$.41	$.42

(a)	The decrease in second quarter 2012 income before income taxes, net income, and net income per share was primarily due to a charge related to a litigation settlement disclosed in the Company’s July 5, 2012, Form 8-K. The settlement resulted in a non-recurring $19.0 million pre-tax charge to selling, general and administrative expenses and reduced second quarter net income and net income per share by $11.4 million and $0.08 per share, respectively.

Note O—Subsequent Events

On February 11, 2014 the Company announced the following:

Quarterly dividend per share	$0.18
Declaration date	February 11, 2014
Record date	February 25, 2014
Payment date	March 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Robert Half International Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Robert Half International Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 14, 2014

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

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, using criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.    Other Information

None.

PART III

Except as provided below in this Part III, the information required by Items 10 through 14 of Part III is incorporated by reference from Item 1 of this Report and from the registrant’s Proxy Statement, under the captions “Nomination and Election of Directors,” “Beneficial Stock Ownership,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Corporate Governance,” “The Board and Committees” and “Independent Registered Public Accounting Firm” which Proxy Statement will be mailed to stockholders in connection with the registrant’s annual meeting of stockholders which is scheduled to be held in May 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights A	Weighted average exercise price of outstanding options, warrants and rights B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by security holders	387,725	$27.30	2,291,989
Equity compensation plans not approved by security holders(a)	244,319	$27.57	0
Total	632,044	$27.41	2,291,989

(a)	These plans, by their terms, expressly prohibited any grants to directors or executive officers. All such plans were terminated in May 2005, and no future grants may be made under such plans. The information in the table reflects shares issuable upon the exercise of options granted before such plans were terminated.

Since May 2005, all grants have been made pursuant to the Stock Incentive Plan, which was approved by stockholders in May 2005 and re-approved in May 2008, May 2011, and May 2013. Such plan authorizes the issuance of stock options, restricted stock, stock units and stock appreciation rights to directors, executive officers and employees.

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

The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Consolidated statements of financial position at December 31, 2013 and 2012.

Consolidated statements of operations for the years ended December 31, 2013, 2012, and 2011.

Consolidated statements of comprehensive income for the years ended December 31, 2013, 2012, and 2011.

Consolidated statements of stockholders’ equity for the years ended December 31, 2013, 2012, and 2011.

Consolidated statements of cash flows for the years ended December 31, 2013, 2012, and 2011.

Notes to consolidated financial statements.

Report of independent registered public accounting firm.

Selected quarterly financial data for the years ended December 31, 2013 and 2012 are set forth in Note N—Quarterly Financial Data (Unaudited) included in Item 8 of this report.

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

*10.3	Amended and Restated Retirement Agreement between Registrant and Harold M. Messmer Jr., incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated December 7, 2006.

*10.4	Outside Directors’ Option Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

*10.5	Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.6	Amended and Restated Deferred Compensation Plan, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

*10.7	Amended and Restated Severance Agreement dated as of February 9, 2011, between Registrant and Paul F. Gentzkow, incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

*10.8	Agreement dated as of July 31, 1995, between Registrant and Paul F. Gentzkow, incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.9	Form of Amended and Restated Severance Agreement, incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

*10.10	Form of Indemnification Agreement for Directors of the Registrant, incorporated by reference to (i) Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and (ii) Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

*10.11	Form of Indemnification Agreement for Executive Officers of Registrant, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.12	Senior Executive Retirement Plan, incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

*10.13	Collateral Assignment of Split Dollar Insurance Agreement, incorporated by reference to (i) Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, and (ii) Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

*10.14	Form of Part-Time Employment Agreement, as amended and restated, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

*10.15	StockPlus Plan, incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

*10.16	Annual Performance Bonus Plan, as amended and restated, incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated May 23, 2013.

Exhibit No.	Exhibit

*10.17	Stock Option Plan for Field Employees, incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

*10.18	Equity Incentive Plan—Form of Restricted Stock Agreement, incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated October 21, 2004.

*10.19	Equity Incentive Plan—Form of Stock Option Agreement, incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated October 21, 2004.

*10.20	Outside Directors’ Option Plan—Form of Stock Option Agreement, incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated October 21, 2004.

*10.21	Summary of Outside Director Cash Remuneration, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.

*10.22	Stock Incentive Plan, as amended and restated, incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated May 23, 2013.

*10.23

Stock Incentive Plan—Form of Restricted Share Agreement for Executive Officers effective April 15, 2013, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013.

*10.24	Stock Incentive Plan—Form of Restricted Share Agreement for Executive Officers effective through April 14, 2013, incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

*10.25	Amendment to Restricted Share Agreement dated as of May 9, 2012, between Registrant and Harold M. Messmer, Jr., incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012.

*10.26	Form of Amendment to Restricted Share Agreement dated as of May 9, 2012, incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012.

*10.27	Form of Amendment to Restricted Share Agreement dated as of November 8, 2012, incorporated by reference to Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

*10.28	Stock Incentive Plan—Form of Stock Option Agreement for Executive Officers, incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

*10.29	Stock Incentive Plan—Form of Restricted Share Agreement for Outside Directors, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.

*10.30	Stock Incentive Plan—Form of Stock Option Agreement for Outside Directors, incorporated by reference to Exhibit 99.6 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

21.1	Subsidiaries of the Registrant.

23.1	Independent Registered Public Accounting Firm’s Consent.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Rule 1350 Certification of Chief Executive Officer.

32.2	Rule 1350 Certification of Chief Financial Officer.

101.1	Part II, Item 8 of this Form 10-K formatted in XBRL.

*    Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

Date: February 14, 2014	By:	/s/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 14, 2014	By:	/s/ HAROLD M. MESSMER, JR.
Harold M. Messmer, Jr. Chairman of the Board, Chief Executive Officer, and a Director (Principal Executive Officer)

Date: February 14, 2014	By:	/s/ ANDREW S. BERWICK, JR.
Andrew S. Berwick, Jr., Director

Date: February 14, 2014	By:	/s/ BARBARA J. NOVOGRADAC
Barbara J. Novogradac, Director

Date: February 14, 2014	By:	/s/ ROBERT J. PACE
Robert J. Pace, Director

Date: February 14, 2014	By:	/s/ FREDERICK A. RICHMAN
Frederick A. Richman, Director

Date: February 14, 2014	By:	/s/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President, Chief Financial Officer and a Director (Principal Financial Officer)

Date: February 14, 2014	By:	/s/ MICHAEL C. BUCKLEY
Michael C. Buckley Executive Vice President and Treasurer (Principal Accounting Officer)

Schedule II—Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Charged to Expenses	Deductions	Translation Adjustments	Balance at End of Period
Year Ended December 31, 2011
Allowance for doubtful accounts receivable	$21,569	6,673	(4,370)	(1,245)	$22,627
Deferred tax valuation allowance	$30,983	7,745	(2,308)	(86)	$36,334
Year Ended December 31, 2012
Allowance for doubtful accounts receivable	$22,627	7,133	(3,845)	(1,063)	$24,852
Deferred tax valuation allowance	$36,334	6,558	(2,774)	(808)	$39,310
Year Ended December 31, 2013
Allowance for doubtful accounts receivable	$24,852	7,467	(4,313)	(745)	$27,261
Deferred tax valuation allowance	$39,310	7,053	(8,135)	(1,184)	$37,044