Form 10-Q
period 2014-03-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2014-05-09
CIK 315213

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2014:

137,485,345 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in thousands, except share amounts)

	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$267,737	$275,764
Accounts receivable, less allowances of $29,361 and $27,261	587,249	551,905
Current deferred income taxes	111,566	112,881
Other current assets	220,765	231,978

Total current assets	1,187,317	1,172,528
Goodwill	200,496	200,833
Other intangible assets, net	222	556
Property and equipment, net	111,587	112,644
Other assets	3,709	3,710

Total assets	$1,503,331	$1,490,271

LIABILITIES
Accounts payable and accrued expenses	$137,936	$139,683
Accrued payroll costs and retirement obligations	392,237	396,042
Income taxes payable	7,242	—
Current portion of notes payable and other indebtedness	131	128

Total current liabilities	537,546	535,853
Notes payable and other indebtedness, less current portion	1,266	1,300
Other liabilities	32,373	33,475

Total liabilities	571,185	570,628

Commitments and Contingencies (Note G)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 137,472,756 shares and 137,466,421 shares	137	137
Capital surplus	886,696	868,120
Accumulated other comprehensive income	38,476	38,071
Retained earnings	6,837	13,315

Total stockholders’ equity	932,146	919,643

Total liabilities and stockholders’ equity	$1,503,331	$1,490,271

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Net service revenues	$1,084,342	$1,023,684
Direct costs of services, consisting of payroll, payroll taxes, insurance costs and reimbursable expenses	645,847	613,394

Gross margin	438,495	410,290
Selling, general and administrative expenses	336,386	320,785
Amortization of intangible assets	333	433
Interest income, net	(238)	(304)

Income before income taxes	102,014	89,376
Provision for income taxes	40,463	33,513

Net income	$61,551	$55,863

Net income available to common stockholders—diluted	$61,551	$55,861

Net income per share (Note I):
Basic	$.45	$.41
Diluted	$.45	$.40
Shares:
Basic	135,333	137,311
Diluted	136,161	138,394
Cash dividends declared per share	$.18	$.16

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2014	2013
COMPREHENSIVE INCOME:
Net income	$61,551	$55,863
Foreign currency translation adjustments, net of tax	405	(5,771)

Total comprehensive income	$61,956	$50,092

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
COMMON STOCK—SHARES:
Balance at beginning of period	137,466	139,439
Net issuances of restricted stock	747	510
Repurchases of common stock	(1,064)	(1,289)
Exercises of stock options	324	866

Balance at end of period	137,473	139,526

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$137	$139
Net issuances of restricted stock	1	1
Repurchases of common stock	(1)	(1)
Exercise of stock options	—	1

Balance at end of period	$137	$140

CAPITAL SURPLUS:
Balance at beginning of period	$868,120	$798,093
Net issuances of restricted stock at par value	(1)	(1)
Cash dividends ($.16 per share)	—	(12,256)
Stock-based compensation expense	8,774	8,208
Exercises of stock options—excess over par value	8,676	19,938
Tax impact of equity incentive plans	1,127	2,394

Balance at end of period	$886,696	$816,376

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$38,071	$43,779
Foreign currency translation adjustments, net of tax	405	(5,771)

Balance at end of period	$38,476	$38,008

RETAINED EARNINGS:
Balance at beginning of period	$13,315	$—
Net income	61,551	55,863
Repurchases of common stock—excess over par value	(43,290)	(45,672)
Cash dividends ($.18 per share and $.16 per share)	(24,739)	(10,191)

Balance at end of period	$6,837	$—

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,551	$55,863
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	333	433
Depreciation expense	12,200	11,747
Stock-based compensation expense—restricted stock and stock units	8,774	8,208
Excess tax benefits from stock-based compensation	(707)	(992)
Deferred income taxes	2,710	(4,117)
Provision for doubtful accounts	3,456	2,642
Changes in assets and liabilities:
Increase in accounts receivable	(38,909)	(42,598)
Decrease in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	(14,230)	(25,011)
Increase in income taxes payable	31,320	31,092
Change in other assets, net of change in other liabilities	(7,273)	(9,382)

Net cash flows provided by operating activities	59,225	27,885

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,443)	(8,082)
Increase in trusts for employee benefits and retirement plans	(5,283)	(29,669)

Net cash flows used in investing activities	(17,726)	(37,751)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(35,025)	(45,673)
Cash dividends paid	(24,394)	(22,021)
Decrease in notes payable and other indebtedness	(31)	(2,643)
Excess tax benefits from stock-based compensation	707	992
Proceeds from exercises of stock options	8,676	19,938

Net cash flows used in financing activities	(50,067)	(49,407)

Effect of exchange rate changes on cash and cash equivalents	541	(3,011)

Net decrease in cash and cash equivalents	(8,027)	(62,284)
Cash and cash equivalents at beginning of period	275,764	287,635

Cash and cash equivalents at end of period	$267,737	$225,351

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Stock repurchases awaiting settlement	$8,266	$—

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

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

Basis of Presentation. The unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). The comparative year-end condensed consolidated statement of financial position data presented was derived from audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the periods presented have been included. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2013, included in its annual report on Form 10-K. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for a full year.

Principles of Consolidation. The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany balances have been eliminated.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of March 31, 2014, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, and income and other taxes. Management estimates are also utilized in the Company’s goodwill impairment assessment.

Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs for the three months ended March 31, 2014 and 2013, are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2014	2013
Advertising costs	$9,753	$9,903

Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2014

Note A—Summary of Significant Accounting Policies (continued)

Internal-use software development costs capitalized for the three months ended March 31, 2014 and 2013 are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2014	2013
Internal-use software development costs	$5,892	$1,170

Note B—New Accounting Pronouncements

Income Taxes. In September 2013, the Financial Accounting Standards Board (FASB) issued authoritative guidance in regards to the presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendment states that an unrecognized tax benefit or a portion of the unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This authoritative guidance is to be applied for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance as of March 31, 2014, did not have a material impact on the Company’s Financial Statements.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. In April 2014, the FASB issued authoritative guidance in regards to the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the authoritative guidance are effective in the first quarter of 2015 for public organizations with calendar year ends. The Company does not expect the adoption of this guidance to have a material impact on its Financial Statements.

Note C—Other Current Assets

Other current assets consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Deposits in trusts for employee benefits and retirement plans	$155,016	$149,391
Other	65,749	82,587

	$220,765	$231,978

Note D—Goodwill

The following table sets forth the activity in goodwill from December 31, 2013, through March 31, 2014 (in thousands):

Goodwill
Balance as of December 31, 2013	$200,833
Foreign currency translation adjustments	(337)

Balance as of March 31, 2014	$200,496

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2014

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Computer hardware	$150,106	$148,541
Computer software	294,411	288,532
Furniture and equipment	110,296	111,426
Leasehold improvements	119,787	118,868
Other	11,928	11,488

Property and equipment, cost	686,528	678,855
Accumulated depreciation	(574,941)	(566,211)

Property and equipment, net	$111,587	$112,644

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Payroll and benefits	$240,887	$238,252
Employee retirement obligations	97,365	96,461
Workers’ compensation	27,687	26,671
Payroll taxes	26,298	34,658

	$392,237	$396,042

Included in employee retirement obligations is the following (in thousands):

	March 31, 2014	December 31, 2013
Deferred compensation plan and other benefits related to the Company’s Chief Executive Officer	$76,409	$75,745

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2014

Note G—Commitments and Contingencies (continued)

On March 13, 2014, Plaintiff Leonor Rodriguez, on her own behalf and on behalf of a putative class of allegedly similarly situated individuals, filed a complaint against the Company in the Superior Court of California, San Diego County. The complaint alleges that a putative class of current and former employees of the Company working in California since March 13, 2011 were denied compensation for the time they spent interviewing with clients of the Company as well as performing activities related to the interview process. Rodriguez seeks recovery on her own behalf and on behalf of the putative class in an unspecified amount for this allegedly unpaid compensation. Rodriguez also seeks recovery of an unspecified amount for the alleged failure of the Company to provide her and the putative class with accurate wage statements. Rodriguez also seeks an unspecified amount of other damages, attorneys’ fees, and statutory penalties, including but not limited to statutory penalties on behalf of herself and other allegedly “aggrieved employees” as defined by California’s Labor Code Private Attorney General Act. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding and, accordingly, no amounts have been provided in the Company’s Financial Statements. The Company believes it has meritorious defenses to the allegations and the Company intends to vigorously defend against the litigation.

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

Note H—Stockholders’ Equity

Stock Repurchase Program. As of March 31, 2014, the Company is authorized to repurchase, from time to time, up to 7.3 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the three months ended March 31, 2014 and 2013, are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2014	2013
Common stock repurchased (in shares)	825	836
Common stock repurchased	$33,415	$29,740

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. The number and the cost of employee stock plan repurchases made during the three months ended March 31, 2014 and 2013, are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2014	2013
Employee stock plan repurchased (in shares)	239	453
Employee stock plan repurchased	$9,876	$15,933

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2014

Note H—Stockholders’ Equity (continued)

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Repurchase activity for the three months ended March 31, 2014 and 2013, is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.

Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus.

Note I—Net Income Per Share

The calculation of net income per share for the three months ended March 31, 2014 and 2013 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Basic net income per share:
Net income	$61,551	$55,863
Income allocated to participating securities—basic	—	2

Net income available to common stockholders—basic	$61,551	$55,861

Basic weighted average shares	135,333	137,311
Basic net income per share	$.45	$.41
Diluted net income per share:
Net income	$61,551	$55,863
Income allocated to participating securities—diluted	—	2

Net income available to common stockholders—diluted	$61,551	$55,861

Basic weighted average shares	135,333	137,311
Dilutive effect of potential common shares	828	1,083

Diluted weighted average shares	136,161	138,394

Diluted net income per share	$.45	$.40

Potential common shares include the dilutive effect of stock options, unvested performance-based restricted stock, restricted stock which contains forfeitable rights to dividends, and stock units. The weighted average diluted common shares outstanding for the three months ended March 31, 2014 and 2013, excludes the effect of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Total number of anti-dilutive potential common shares	4	—

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2014

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

The accounting policies of the segments are set forth in Note A—“Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company evaluates performance based on income or loss from operations before net interest income, intangible amortization expense, and income taxes.

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results (in thousands):

	Three Months Ended March 31,
	2014	2013
Net service revenues
Temporary and consultant staffing	$857,570	$823,422
Permanent placement staffing	92,625	83,377
Risk consulting and internal audit services	134,147	116,885

	$1,084,342	$1,023,684

Operating income
Temporary and consultant staffing	$77,485	$73,180
Permanent placement staffing	17,275	12,585
Risk consulting and internal audit services	7,349	3,740

	102,109	89,505
Amortization of intangible assets	333	433
Interest income, net	(238)	(304)

Income before income taxes	$102,014	$89,376

Note K—Subsequent Events

On May 6, 2014, the Company announced the following:

Quarterly dividend per share	$.18
Declaration date	May 6, 2014
Record date	May 23, 2014
Payment date	June 16, 2014

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There were no material changes to these critical accounting policies during the three months ended March 31, 2014.

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

The Company’s temporary and permanent placement staffing services business has 342 offices in 42 states, the District of Columbia and 18 foreign countries, while Protiviti has 59 offices in 23 states and 11 foreign countries.

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

Three months ended March 31, 2014 and 2013

Revenues. The Company’s revenues were $1.08 billion for the three months ended March 31, 2014 compared to $1.02 billion for the three months ended March 31, 2013. Revenues from foreign operations represented 23.7% of total revenues for the three months ended March 31, 2014, compared to 25.1% for the three months ended March 31, 2013. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. For the three months ended March 31, 2014, revenues for all three of the Company’s reportable segments were up compared to the same period in 2013. Results were strongest domestically with demand also improving in several countries, most notably within Europe. Contributing factors for each reportable segment are discussed below in further detail.

Temporary and consultant staffing services revenues were $857 million for the three months ended March 31, 2014, increasing by 4.1% compared to revenues of $823 million for the three months ended March 31, 2013. On a same-day, constant-currency basis, temporary and consultant staffing services revenues increased 3.8% for the first quarter of 2014 compared to the first quarter of 2013. In the U.S., revenues in the first quarter of 2014 increased 5.9%, or 5.4% on a same-day basis, compared to the first quarter of 2013. For the Company’s international operations, 2014 first quarter revenues decreased 1.2%, and on a same-day, constant-currency basis decreased 1.0%, compared to the first quarter of 2013.

Permanent placement staffing revenues were $93 million for the three months ended March 31, 2014, increasing by 11.1% compared to revenues of $83 million for the three months ended March 31, 2013. On a same-day, constant-currency basis, permanent placement revenues increased 11.6% for the first quarter of 2014 compared to the first quarter of 2013. In the U.S., revenues for the first quarter of 2014 increased 12.6%, or 12.1% on a same-day basis, compared to the first quarter of 2013. For the Company’s international operations, revenues for the first quarter of 2014 increased 8.6%, and on a same-day, constant-currency basis increased 10.8%, compared to the first quarter of 2013. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue.

A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended March 31, 2014, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	4.1%	5.9%	-1.2%
Billing Days Impact	-0.5%	-0.5%	-0.4%
Currency Impact	0.2%	—	0.6%

Same Billing Days and Constant Currency	3.8%	5.4%	-1.0%

Permanent placement staffing
As Reported	11.1%	12.6%	8.6%
Billing Days Impact	-0.5%	-0.5%	-0.5%
Currency Impact	1.0%	—	2.7%

Same Billing Days and Constant Currency	11.6%	12.1%	10.8%

Risk consulting and internal audit services revenues were $134 million for the three months ended March 31, 2014, increasing by 14.8% compared to revenues of $117 million for the three months ended March 31, 2013. In the U.S., revenues in the first quarter of 2014 increased 19.0% compared to the first quarter of 2013. The Company’s risk consulting and internal audit services revenues from international operations increased 0.4% compared to the first quarter of 2013.

Gross Margin. The Company’s gross margin dollars were $438 million for the three months ended March 31, 2014, increasing by 6.9% compared to $410 million for the three months ended March 31, 2013. In the first quarter of 2014, gross margin dollars increased for all three of the Company’s reportable segments compared to the first quarter of 2013. Gross margin as a percentage of revenues did not change for the Company’s temporary and consultant staffing services and increased for risk consulting and internal audit services segments on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $309 million for the three months ended March 31, 2014, compared to $297 million for the three months ended March 31, 2013. As a percentage of revenues, gross margin for temporary and consultant staffing services was 36.1% in the first quarter of both 2014 and 2013.

Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $93 million for three months ended March 31, 2014, compared to $83 million for the three months ended March 31, 2013. Because reimbursable expenses for permanent placement staffing services are de minimis, gross margin dollars are substantially explained by revenues previously discussed.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $36 million for the three months ended March 31, 2014, increasing by 22.4% compared to $30 million for the three months ended March 31, 2013. As a percentage of revenues, gross margin for risk consulting and internal audit services was 27.4% in the first quarter of 2014, up from 25.7% in the first quarter of 2013. The year-over-year margin increase expressed as a percentage of revenues is primarily due to an increase in staff utilization levels. Utilization is the relationship of the time spent on client engagements to the total time available for the Company’s risk consulting and internal audit services staff.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses were $336 million for the three months ended March 31, 2014, increasing by 4.9% compared to $321 million for the three months ended March 31, 2013. As a percentage of revenues, the Company’s selling, general and administrative expenses were 31.0% for the first quarter of 2014, slightly down from 31.3% for the first quarter of 2013. Contributing factors related to each reportable segment are discussed below in further detail.

Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $232 million for the three months ended March 31, 2014, up 3.5% from $224 million for the three months ended March 31, 2013. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 27.0% in the first quarter of 2014, down slightly from 27.2% in the first quarter of 2013.

Selling, general and administrative expenses for the Company’s permanent placement staffing division were $75 million for the three months ended March 31, 2014, increasing by 6.4% compared to $71 million for the three months ended March 31, 2013. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 81.3% in the first quarter of 2014, down from 84.9% in the first quarter of 2013. For the first quarter of 2014 compared to the first quarter of 2013, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to higher operating leverage obtained by higher revenues, partially offset by an increase in selling expenses.

Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $29 million for the three months ended March 31, 2014, increasing by 11.8% compared to $26 million for the three months ended March 31, 2013. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 21.9% in the first quarter of 2014, down from 22.5% in the first quarter of 2013. For the first quarter of 2014 compared to the first quarter of 2013, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to higher operating leverage obtained by higher revenues, partially offset by an increase in variable overhead and administrative compensation.

Operating Income. The Company’s total operating income was $102 million, or 9.4% of revenues, for the three months ended March 31, 2014, increasing by 14.1% from $90 million, or 8.7% of revenues, for the three months ended March 31, 2013. For the Company’s temporary and consultant staffing services division, operating income was $78 million, or 9.0% of applicable revenues, up from $73 million, or 8.9% of applicable revenues, in the first quarter of 2013. For the Company’s permanent placement staffing division, operating income was $17 million, or 18.7% of applicable revenues, up from an operating income of $13 million, or 15.1% of applicable revenues, in the first quarter of 2013. For the Company’s risk consulting and internal audit services division, operating income was $7 million, or 5.5% of applicable revenues, up from an operating income of $4 million, or 3.2% of applicable revenues, in the first quarter of 2013.

Provision for income taxes. The provision for income taxes was 39.7% and 37.5%, as a percentage of income before income taxes, for the three months ended March 31, 2014 and 2013, respectively. The higher tax rate is primarily due to fewer available foreign tax benefits.

Liquidity and Capital Resources

The change in the Company’s liquidity during the three months ended March 31, 2014 and 2013 is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and payment of dividends.

Cash and cash equivalents were $268 million and $225 million at March 31, 2014 and 2013, respectively. Operating activities provided $59 million during the three months ended March 31, 2014, which was more than offset by $18 million and $50 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $28 million during the three months ended March 31, 2013, which was more than offset by $38 million and $49 million of net cash used in investing activities and financing activities, respectively.

Operating activities—Net cash provided by operating activities for the three months ended March 31, 2014, was composed of net income of $62 million, adjusted for non-cash items of $26 million, and offset by changes in working capital of $29 million. Net cash provided by operating activities for the three months ended March 31, 2013, was comprised of net income of $56 million, adjusted for non-cash items of $18 million, and offset by changes in working capital of $46 million.

Investing activities—Net cash used in investing activities for the three months ended March 31, 2014, was $18 million. This was composed of capital expenditures of $13 million and deposits to trusts for employee benefits and retirement plans of $5 million. Net cash used in investing activities for the three months ended March 31, 2013, was $38 million. This was comprised of capital expenditures of $8 million and deposits to trusts for employee benefits and retirement plans of $30 million.

Financing activities—Net cash used in financing activities for the three months ended March 31, 2014, was $50 million. This included repurchases of $35 million in common stock and $24 million in cash dividends to stockholders, offset by proceeds of $8 million from exercises of stock options and $1 million in excess tax benefits from stock-based compensation. Net cash used in financing activities for the three months ended March 31, 2013, was $49 million. This included repurchases of $46 million in common stock, $22 million in cash dividends to stockholders and $2 million in notes payable and other indebtedness, offset by proceeds of $20 million from exercises of stock options and $1 million in excess tax benefits from stock-based compensation.

As of March 31, 2014 the Company is authorized to repurchase, from time to time, up to 7.3 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the three months ended March 31, 2014 and 2013, the Company repurchased 0.8 million shares and 0.8 million shares of common stock on the open market for a total cost of $33 million and $30 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the three months ended March 31, 2014 and 2013, such repurchases totaled 0.2 million shares, at a cost of $10 million, and 0.5 million shares, at a cost of $16 million, respectively. Repurchases of shares have been funded with cash generated from operations.

The Company’s working capital at March 31, 2014, included $268 million in cash and cash equivalents. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short- and long-term basis.

On May 6, 2014, the Company announced a quarterly dividend of $.18 per share to be paid to all shareholders of record as of May 23, 2014. The dividend will be paid on June 16, 2014.

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

For the three months ended March 31, 2014, approximately 24% of the Company’s revenues were generated outside of the U.S. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, and Australian dollar, have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

On March 13, 2014, Plaintiff Leonor Rodriguez, on her own behalf and on behalf of a putative class of allegedly similarly situated individuals, filed a complaint against the Company in the Superior Court of California, San Diego County. The complaint alleges that a putative class of current and former employees of the Company working in California since March 13, 2011 were denied compensation for the time they spent interviewing with clients of the Company as well as performing activities related to the interview process. Rodriguez seeks recovery on her own behalf and on behalf of the putative class in an unspecified amount for this allegedly unpaid compensation. Rodriguez also seeks recovery of an unspecified amount for the alleged failure of the Company to provide her and the putative class with accurate wage statements. Rodriguez also seeks an unspecified amount of other damages, attorneys’ fees, and statutory penalties, including but not limited to statutory penalties on behalf of herself and other allegedly “aggrieved employees” as defined by California’s Labor Code Private Attorney General Act. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding and, accordingly, no amounts have been provided in the Company’s Financial Statements. The Company believes it has meritorious defenses to the allegations and the Company intends to vigorously defend against the litigation.

There have been no material developments with regard to the legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 1A.	Risk Factors

There have not been any material changes with regard to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (d)
January 1, 2014 to January 31, 2014	26,593	(a)	$41.44	—	8,091,562
February 1, 2014 to February 28, 2014	651,111	(b)	$40.11	455,419	7,636,143
March 1, 2014 to March 31, 2014	386,042	(c)	$41.64	369,212	7,266,931

Total January 1, 2014 to March 31, 2014	1,063,746			824,631

(a)	Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(b)	Includes 195,692 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(c)	Includes 16,830 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(d)	Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transaction depending on market conditions. Since plan inception, a total of 98,000,000 shares have been authorized for repurchase of which 90,733,069 shares have been repurchased as of March 31, 2014.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosure

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

3.2	By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.1	Part I, Item 1 of this Form 10-Q formatted in XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: May 9, 2014