Form 10-Q
period 2014-06-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2014-08-01
CIK 315213

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2014:

137,091,989 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in thousands, except share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$307,778	$275,764
Accounts receivable, less allowances of $29,004 and $27,261	617,200	551,905
Current deferred income taxes	118,643	112,881
Other current assets	230,298	231,978

Total current assets	1,273,919	1,172,528
Goodwill	200,889	200,833
Other intangible assets, net	—	556
Property and equipment, net	109,918	112,644
Other assets	3,719	3,710

Total assets	$1,588,445	$1,490,271

LIABILITIES
Accounts payable and accrued expenses	$128,507	$139,683
Accrued payroll costs and retirement obligations	441,575	396,042
Income taxes payable	10,674	—
Current portion of notes payable and other indebtedness	134	128

Total current liabilities	580,890	535,853
Notes payable and other indebtedness, less current portion	1,231	1,300
Other liabilities	30,763	33,475

Total liabilities	612,884	570,628

Commitments and Contingencies (Note G)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 137,101,168 shares and 137,466,421 shares	137	137
Capital surplus	899,631	868,120
Accumulated other comprehensive income	40,357	38,071
Retained earnings	35,436	13,315

Total stockholders’ equity	975,561	919,643

Total liabilities and stockholders’ equity	$1,588,445	$1,490,271

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net service revenues	$1,164,914	$1,063,228	$2,249,256	$2,086,912
Direct costs of services, consisting of payroll, payroll taxes, insurance costs and reimbursable expenses	686,470	631,120	1,332,317	1,244,514

Gross margin	478,444	432,108	916,939	842,398
Selling, general and administrative expenses	354,791	331,314	691,177	652,099
Amortization of intangible assets	224	434	557	867
Interest income, net	(224)	(236)	(462)	(540)

Income before income taxes	123,653	100,596	225,667	189,972
Provision for income taxes	48,513	37,507	88,976	71,020

Net income	$75,140	$63,089	$136,691	$118,952

Net income available to common stockholders—diluted	$75,140	$63,088	$136,691	$118,948

Net income per share (Note I):
Basic	$.56	$.46	$1.01	$.87
Diluted	$.55	$.46	$1.01	$.86
Shares:
Basic	134,699	136,385	135,014	136,845
Diluted	135,708	137,659	135,932	138,024

Cash dividends declared per share	$.18	$.16	$.36	$.32

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
COMPREHENSIVE INCOME:
Net income	$75,140	$63,089	$136,691	$118,952
Foreign currency translation adjustments, net of tax	1,881	(5,490)	2,286	(11,261)

Total comprehensive income	$77,021	$57,599	$138,977	$107,691

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share amounts)

	Six Months Ended June 30,
	2014	2013
COMMON STOCK—SHARES:
Balance at beginning of period	137,466	139,439
Net issuances of restricted stock	798	958
Repurchases of common stock	(1,557)	(2,517)
Exercises of stock options	394	974

Balance at end of period	137,101	138,854

COMMON STOCK—PAR VALUE:
Balance at beginning of period	$137	$139
Net issuances of restricted stock	1	1
Repurchases of common stock	(1)	(2)
Exercise of stock options	—	1

Balance at end of period	$137	$139

CAPITAL SURPLUS:
Balance at beginning of period	$868,120	$798,093
Net issuances of restricted stock at par value	(1)	(1)
Cash dividends ($.32 per share)	—	(12,256)
Stock-based compensation expense	19,149	17,976
Exercises of stock options—excess over par value	10,628	22,396
Tax impact of equity incentive plans	1,735	2,827

Balance at end of period	$899,631	$829,035

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$38,071	$43,779
Foreign currency translation adjustments, net of tax	2,286	(11,261)

Balance at end of period	$40,357	$32,518

RETAINED EARNINGS:
Balance at beginning of period	$13,315	$—
Net income	136,691	118,952
Repurchases of common stock—excess over par value	(65,157)	(86,379)
Cash dividends ($.36 per share and $.32 per share)	(49,413)	(32,514)

Balance at end of period	$35,436	$59

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$136,691	$118,952
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	557	867
Depreciation expense	24,063	23,326
Stock-based compensation expense—restricted stock and stock units	19,149	17,976
Excess tax benefits from stock-based compensation	(1,258)	(1,280)
Deferred income taxes	(3,143)	(13,286)
Provision for doubtful accounts	4,678	3,063
Changes in assets and liabilities:
Increase in accounts receivable	(68,662)	(54,751)
Increase in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	31,235	23,734
Increase in income taxes payable	31,205	15,265
Change in other assets, net of change in other liabilities	(10,376)	(3,931)

Net cash flows provided by operating activities	164,139	129,935

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,085)	(19,104)
Increase in trusts for employee benefits and retirement plans	(9,806)	(33,076)

Net cash flows used in investing activities	(32,891)	(52,180)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(65,158)	(86,381)
Cash dividends paid	(48,654)	(43,886)
Decrease in notes payable and other indebtedness	(63)	(4,388)
Excess tax benefits from stock-based compensation	1,258	1,280
Proceeds from exercises of stock options	10,628	22,396

Net cash flows used in financing activities	(101,989)	(110,979)

Effect of exchange rate changes on cash and cash equivalents	2,755	(7,440)

Net increase (decrease) in cash and cash equivalents	32,014	(40,664)
Cash and cash equivalents at beginning of period	275,764	287,635

Cash and cash equivalents at end of period	$307,778	$246,971

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2014

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

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of June 30, 2014, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, and income and other taxes. Management estimates are also utilized in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions.

Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs for the three and six months ended June 30, 2014 and 2013, are reflected in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Advertising costs	$9,877	$9,678	$19,630	$19,581

Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2014

Note A—Summary of Significant Accounting Policies (continued)

Internal-use software development costs capitalized for the three and six months ended June 30, 2014 and 2013, are reflected in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Internal-use software development costs	$4,944	$2,897	$10,836	$4,067

Note B—New Accounting Pronouncements

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. In April 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance in regards to the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the authoritative guidance are effective in the first quarter of 2015 for public organizations with calendar year-ends. The Company does not expect the adoption of this guidance to have a material impact on its Financial Statements.

Revenue from Contracts with Customers. In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. ASU 2014-09 requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company is in the process of evaluating the impact of adoption of this guidance on its Financial Statements.

Note C—Other Current Assets

Other current assets consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Deposits in trusts for employee benefits and retirement plans	$161,171	$149,391
Other	69,127	82,587

	$230,298	$231,978

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2014

Note D—Goodwill

The following table sets forth the activity in goodwill from December 31, 2013, through June 30, 2014 (in thousands):

Goodwill
Balance as of December 31, 2013	$200,833
Foreign currency translation adjustments	56

Balance as of June 30, 2014	$200,889

The Company completed its annual goodwill impairment analysis as of June 30, 2014, and determined that no adjustment to the carrying value of goodwill was required.

Note E—Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Computer hardware	$150,845	$148,541
Computer software	299,665	288,532
Furniture and equipment	107,875	111,426
Leasehold improvements	114,829	118,868
Other	8,704	11,488

Property and equipment, cost	681,918	678,855
Accumulated depreciation	(572,000)	(566,211)

Property and equipment, net	$109,918	$112,644

Note F—Accrued Payroll Costs and Retirement Obligations

Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Payroll and benefits	$288,969	$238,252
Employee retirement obligations	98,789	96,461
Workers’ compensation	27,697	26,671
Payroll taxes	26,120	34,658

	$441,575	$396,042

Included in employee retirement obligations is the following (in thousands):

	June 30, 2014	December 31, 2013
Deferred compensation plan and other benefits related to the Company’s Chief Executive Officer	$77,229	$75,745

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2014

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

Note H—Stockholders’ Equity

Stock Repurchase Program. As of June 30, 2014, the Company is authorized to repurchase, from time to time, up to 6.8 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the six months ended June 30, 2014 and 2013, are reflected in the following table (in thousands):

	Six months ended June 30,
	2014	2013
Common stock repurchased (in shares)	1,306	2,026
Common stock repurchased	$54,728	$69,117

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2014

Note H—Stockholders’ Equity (continued)

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. Repurchases of shares are funded with cash generated from operations. The number and the cost of employee stock plan repurchases made during the six months ended June 30, 2014 and 2013, are reflected in the following table (in thousands):

	Six months ended June 30,
	2014	2013
Employee stock plan repurchased (in shares)	251	491
Employee stock plan repurchased	$10,430	$17,263

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Repurchase activity for the six months ended June 30, 2014 and 2013, is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.

Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus.

Note I—Net Income Per Share

The calculation of net income per share for the three and six months ended June 30, 2014 and 2013 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic net income per share:
Net income	$75,140	$63,089	$136,691	$118,952
Income allocated to participating securities—basic	—	1	—	4

Net income available to common stockholders—basic	$75,140	$63,088	$136,691	$118,948

Basic weighted average shares	134,699	136,385	135,014	136,845
Basic net income per share	$.56	$.46	$1.01	$.87
Diluted net income per share:
Net income	$75,140	$63,089	$136,691	$118,952
Income allocated to participating securities—diluted	—	1	—	4

Net income available to common stockholders—diluted	$75,140	$63,088	$136,691	$118,948

Basic weighted average shares	134,699	136,385	135,014	136,845
Dilutive effect of potential common shares	1,009	1,274	918	1,179

Diluted weighted average shares	135,708	137,659	135,932	138,024

Diluted net income per share	$.55	$.46	$1.01	$.86

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2014

Note I—Net Income Per Share (continued)

Potential common shares include the dilutive effect of stock options, unvested performance-based restricted stock, restricted stock which contains forfeitable rights to dividends, and stock units. The weighted average diluted common shares outstanding for the three and six months ended June 30, 2014 and 2013, excludes the effect of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total number of anti-dilutive potential common shares	322	165	171	83

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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net service revenues
Temporary and consultant staffing	$911,038	$842,069	$1,768,608	$1,665,491
Permanent placement staffing	102,827	90,347	195,452	173,724
Risk consulting and internal audit services	151,049	130,812	285,196	247,697

	$1,164,914	$1,063,228	$2,249,256	$2,086,912

Operating income
Temporary and consultant staffing	$88,756	$76,581	$166,241	$149,761
Permanent placement staffing	22,448	15,477	39,723	28,062
Risk consulting and internal audit services	12,449	8,736	19,798	12,476

	123,653	100,794	225,762	190,299
Amortization of intangible assets	224	434	557	867
Interest income, net	(224)	(236)	(462)	(540)

Income before income taxes	$123,653	$100,596	$225,667	$189,972

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

June 30, 2014

Note K—Subsequent Events

On July 29, 2014, the Company announced the following:

Quarterly dividend per share	$.18
Declaration date	July 29, 2014
Record date	August 25, 2014
Payment date	September 15, 2014

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information contained in Management’s Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the Company’s future operating results or financial positions. These statements may be identified by words such as “estimate”, “forecast”, “project”, “plan”, “intend”, “believe”, “expect”, “anticipate”, or variations or negatives thereof or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. These risks and uncertainties include, but are not limited to, the following: the global financial and economic situation; changes in levels of unemployment and other economic conditions in the United States or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of candidates for temporary employment or the Company’s ability to attract candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company’s services, on the Company’s ability to maintain its margins; the possibility of the Company incurring liability for its activities, including the activities of its temporary employees, or for events impacting its temporary employees on clients’ premises; the possibility that adverse publicity could impact the Company’s ability to attract and retain clients and candidates; the success of the Company in attracting, training, and retaining qualified management personnel and other staff employees; the Company’s ability to comply with governmental regulations affecting personnel services businesses in particular or employer/employee relationships in general; whether there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; the Company’s reliance on short-term contracts for a significant percentage of its business; litigation relating to prior or current transactions or activities, including litigation that may be disclosed from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings; the ability of the Company to manage its international operations and comply with foreign laws and regulations; the impact of fluctuations in foreign currency exchange rates; the possibility that the additional costs the Company will incur as a result of health care reform legislation may adversely affect the Company’s profit margins or the demand for the Company’s services; the possibility that the Company’s computer and communications hardware and software systems could be damaged or their service interrupted; and the possibility that the Company may fail to maintain adequate financial and management controls and as a result suffer errors in its financial reporting. Additionally, with respect to Protiviti, other risks and uncertainties include the fact that future success will depend on its ability to retain employees and attract clients; there can be no assurance that there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; failure to produce projected revenues could adversely affect financial results; and there is the possibility of involvement in litigation relating to prior or current transactions or activities. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results.

Critical Accounting Policies and Estimates

The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Other than updates to estimates used in the Company’s annual goodwill impairment assessment discussed below, there were no material changes to these critical accounting policies during the six months ended June 30, 2014.

Goodwill Impairment. The Company assesses the impairment of goodwill annually in the second quarter, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance. The Company completed its annual goodwill impairment analysis as of June 30, 2014, and determined that no adjustment to the carrying value of goodwill was required.

The Company follows FASB authoritative guidance utilizing a two-step approach for determining goodwill impairment. In the first step the Company determines the fair value of each reporting unit utilizing a present value technique derived from a discounted cash flow methodology. For purposes of this assessment the Company’s reporting units are its lines of business. The fair value of the reporting unit is then compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. The second step under the FASB guidance is contingent upon the results of the first step. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second, more detailed impairment assessment. The second step involves allocating the reporting unit’s fair value to its net assets in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge, if any, as of the assessment date.

The Company’s reporting units are Accountemps, Robert Half Finance & Accounting, OfficeTeam, Robert Half Technology, Robert Half Management Resources and Protiviti, which had goodwill balances at June 30, 2014, of $127.5 million, $26.6 million, $0 million, $7.2 million, $0 million and $39.6 million, respectively, totaling $200.9 million. There were no changes to the Company’s reporting units or to the allocations of goodwill by reporting unit for the six months ended June 30, 2014.

The goodwill impairment assessment is based upon a discounted cash flow analysis. The estimate of future cash flows is based upon, among other things, a discount rate and certain assumptions about expected future operating performance. The discount rate for all reporting units was determined by management based on estimates of risk free interest rates, beta and market risk premiums. The discount rate used was compared to the rate published in various third party research reports, which indicated that the rate was within a range of reasonableness. The primary assumptions related to future operating performance include revenue growth rates and profitability levels. In addition, the impairment assessment requires that management make certain judgments in allocating shared assets and liabilities to the balance sheets of the reporting units. Solely for purposes of establishing inputs for the fair value calculations described above related to its annual goodwill impairment testing, the Company made the following assumptions. The Company assumed that year-to-date trends through the date of the most recent assessment would continue for all reporting units through 2015, using unique assumptions for each reporting unit. In addition, the Company applied profitability assumptions consistent with each reporting unit’s historical trends at various revenue levels and, for years 2016 and beyond, used a 5% growth factor. This rate is comparable to the Company’s most recent ten-year annual compound revenue growth rate. The model used to calculate fair value goes out a total of 10 years with a terminal value calculation at the end of the 10 year period. In its most recent calculation, the Company used a 10.2% discount rate, which is slightly lower than the 10.5% discount rate used for the Company’s test during the second quarter of 2013. This decrease in discount rate is attributable to decreases in the risk free rate, beta and the equity market risk premium.

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

Non-GAAP Financial Measures

To help readers understand the Company’s financial performance, the Company supplements its financial results prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) with revenue growth rates derived from non-GAAP revenue amounts. Variations in the Company’s financial results include the impact of changes in foreign currency exchange rates and billing days. The Company provides “same billing days and constant currency” revenue growth calculations to remove the impact of these items. These calculations show the year-over-year revenue growth rates for the Company’s reportable segments on both a reported basis and also on a same-day, constant-currency basis for global, U.S. and international operations. The Company has provided this data because management believes it better reflects the Company’s actual revenue growth rates and aids in evaluating revenue trends over time. The Company expresses year-over-year revenue changes as calculated percentages using the same number of billing days and constant currency exchange rates.

In order to calculate constant currency revenue growth rates, as-reported amounts are retranslated using foreign currency exchange rates from the prior year’s comparable period. Management calculates a global, weighted-average number of billing days for each reporting period based upon input from all countries and all lines of business. In order to remove the fluctuations caused by comparable periods having different billing days, the Company calculates same billing day revenue growth rates by dividing each comparative period’s reported revenues by the calculated number of billing days for that period, to arrive at a per billing day amount. Same billing day growth rates are then calculated based upon the per billing day amounts. The term “same billing days and constant currency” means that the impact of different billing days has been removed from the constant currency calculation.

The non-GAAP financial measures provided herein may not provide information that is directly comparable to that provided by other companies in the Company’s industry, as other companies may calculate such financial results differently. The Company’s non-GAAP financial measures are not measurements of financial performance under GAAP, and should not be considered as alternatives to actual revenue growth derived from revenue amounts presented in accordance with GAAP. The Company does not consider these non-GAAP financial measures to be a substitute for, or superior to, the information provided by GAAP financial results. A reconciliation of the same-day, constant-currency revenue growth rates to the as-reported revenue growth rates is provided herein.

Three months ended June 30, 2014 and 2013

Revenues. The Company’s revenues were $1.16 billion for the three months ended June 30, 2014 compared to $1.06 billion for the three months ended June 30, 2013. Revenues from foreign operations represented 23.2% of total revenues for the three months ended June 30, 2014, compared to 24.2% for the three months ended June 30, 2013. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. For the three months ended June 30, 2014, revenues for each of the Company’s reportable segments were up compared to the same period in 2013. The Company’s growth was broad-based and reflective of improving labor markets and higher global demand for its professional staffing services. Year-over-year revenue growth rates accelerated during the quarter both in the United States and in our international operations. Risk consulting and internal audit services also continued to post strong operating results. Contributing factors for each reportable segment are discussed below in further detail.

Temporary and consultant staffing services revenues were $911 million for the three months ended June 30, 2014, increasing by 8.2% compared to revenues of $842 million for the three months ended June 30, 2013. On a same-day, constant-currency basis, temporary and consultant staffing services revenues increased 8.3% for the second quarter of 2014 compared to the second quarter of 2013. In the U.S., revenues in the second quarter of 2014 increased 9.3%, or 9.8% on a same-day basis, compared to the second quarter of 2013. For the Company’s international operations, 2014 second quarter revenues increased 4.6%, and on a same-day, constant-currency basis increased 3.3%, compared to the second quarter of 2013.

Permanent placement staffing revenues were $103 million for the three months ended June 30, 2014, increasing by 13.8% compared to revenues of $90 million for the three months ended June 30, 2013. On a same-day, constant-currency basis, permanent placement revenues increased 14.2% for the second quarter of 2014 compared to the second quarter of 2013. In the U.S., revenues for the second quarter of 2014 increased 15.8%, or 16.3% on a same-day basis, compared to the second quarter of 2013. For the Company’s international operations, revenues for the second quarter of 2014 increased 10.6%, and on a same-day, constant-currency basis increased 10.7%, compared to the second quarter of 2013. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue.

Risk consulting and internal audit services revenues were $151 million for the three months ended June 30, 2014, increasing by 15.5% compared to revenues of $131 million for the three months ended June 30, 2013. On a same-day, constant-currency basis, risk consulting and internal audit services revenues increased 14.4% for the second quarter of 2014 compared to the second quarter of 2013. In the U.S., revenues in the second quarter of 2014 increased 19.0%, or 18.4% on a same-day basis, compared to the second quarter of 2013. Contributing to the U.S. increase was continued growth in IT consulting, risk and compliance and internal audit services. The Company’s risk consulting and internal audit services revenues from international operations increased 2.4%, and on a same-day, constant-currency basis decreased 0.2%, compared to the second quarter of 2013.

A reconciliation of the non-GAAP year-over-year revenue growth rates to the as-reported year-over-year revenue growth rates for the three months ended June 30, 2014, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	8.2%	9.3%	4.6%
Billing Days Impact	0.5%	0.5%	0.4%
Currency Impact	-0.4%	—	-1.7%

Same Billing Days and Constant Currency	8.3%	9.8%	3.3%

Permanent placement staffing
As Reported	13.8%	15.8%	10.6%
Billing Days Impact	0.6%	0.5%	0.5%
Currency Impact	-0.2%	—	-0.4%

Same Billing Days and Constant Currency	14.2%	16.3%	10.7%

Risk consulting and internal audit services
As Reported	15.5%	19.0%	2.4%
Billing Days Impact	-0.7%	-0.6%	-0.6%
Currency Impact	-0.4%	—	-2.0%

Same Billing Days and Constant Currency	14.4%	18.4%	-0.2%

Gross Margin. The Company’s gross margin dollars were $478 million for the three months ended June 30, 2014, increasing by 10.7% compared to $432 million for the three months ended June 30, 2013. In the second quarter of 2014, gross margin dollars increased for all three of the Company’s reportable segments compared to the second quarter of 2013. Gross margin as a percentage of revenues increased for the Company’s temporary and consultant staffing services but decreased for its risk consulting and internal audit services segments on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $332 million for the three months ended June 30, 2014, compared to $304 million for the three months ended June 30, 2013. As a percentage of revenues, gross margin for temporary and consultant staffing services was 36.5% in the second quarter of 2014, up from 36.1% in the second quarter of 2013.

Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $103 million for the three months ended June 30, 2014, compared to $90 million for the three months ended June 30, 2013. Because reimbursable expenses for permanent placement staffing services are de minimis, gross margin dollars are substantially explained by revenues previously discussed.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $43 million for the three months ended June 30, 2014, increasing by 14.7% compared to $38 million for the three months ended June 30, 2013. As a percentage of revenues, gross margin for risk consulting and internal audit services was 28.4% in the second quarter of 2014, down slightly from 28.6% in the second quarter of 2013.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses were $355 million for the three months ended June 30, 2014, up 7.1% from $331 million for the three months ended June 30, 2013. As a percentage of revenues, the Company’s selling, general and administrative expenses were 30.5% for the second quarter of 2014, down from 31.2% for the second quarter of 2013.

Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $244 million for the three months ended June 30, 2014, up 7.1% from $228 million for the three months ended June 30, 2013. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 26.8% in the second quarter of 2014, down from 27.1% in the second quarter of 2013. For the second quarter of 2014 compared to the second quarter of 2013, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to higher operating leverage obtained by higher revenues.

Selling, general and administrative expenses for the Company’s permanent placement staffing division were $80 million for the three months ended June 30, 2014, increasing by 7.3% compared to $75 million for the three months ended June 30, 2013. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 78.1% in the second quarter of 2014, down from 82.8% in the second quarter of 2013. For the second quarter of 2014 compared to the second quarter of 2013, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to higher operating leverage obtained by higher revenues.

Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $31 million for the three months ended June 30, 2014, increasing by 6.3% compared to $29 million for the three months ended June 30, 2013. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 20.2% in the second quarter of 2014, down from 21.9% in the second quarter of 2013. For the second quarter of 2014 compared to the second quarter of 2013, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to higher operating leverage obtained by higher revenues.

Operating Income. The Company’s total operating income was $124 million, or 10.6% of revenues, for the three months ended June 30, 2014, increasing by 22.7% from $101 million, or 9.5% of revenues, for the three months ended June 30, 2013. For the Company’s temporary and consultant staffing services division, operating income was $89 million, or 9.7% of applicable revenues, up from $77 million, or 9.1% of applicable revenues, in the second quarter of 2013. For the Company’s permanent placement staffing division, operating income was $22 million, or 21.8% of applicable revenues, up from an operating income of $15 million, or 17.1% of applicable revenues, in the second quarter of 2013. For the Company’s risk consulting and internal audit services division, operating income was $13 million, or 8.2% of applicable revenues, up from an operating income of $9 million, or 6.7% of applicable revenues, in the second quarter of 2013.

Provision for income taxes. The provision for income taxes was 39% and 37% for the three months ended June 30, 2014 and 2013, respectively. The higher tax rate is primarily due to fewer available foreign tax benefits.

Six months ended June 30, 2014 and 2013

Revenues. The Company’s revenues were $2.25 billion for the six months ended June 30, 2014, increasing by 7.8% compared to $2.09 billion for the six months ended June 30, 2013. Revenues from foreign operations represented 23% and 25% of total revenues for the six months ended June 30, 2014 and 2013, respectively. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services. In the first half of 2014, revenues for all three of the Company’s reportable segments were up compared to the first half of 2013. Results were strongest domestically with demand also improving in several countries, most notably within Europe. Contributing factors for each reportable segment are discussed below in further detail.

Temporary and consultant staffing services revenues were $1.77 billion for the six months ended June 30, 2014, increasing by 6.2% compared to revenues of $1.67 billion for the six months ended June 30, 2013. On a same-day, constant-currency basis, temporary and consultant staffing services revenues increased 6.1% for the first half of 2014 compared to the first half of 2013. In the U.S., revenues in the first half of 2014 increased 7.6%

on both a reported and a same-day basis, compared to the first half of 2013. For the Company’s international operations, revenues in the first half of 2014 increased 1.6%, or 1.1% on a same-day, constant-currency basis, compared to the first half of 2013.

Permanent placement revenues were $195 million for the six months ended June 30, 2014, increasing by 12.5% compared to revenues of $174 million for the six months ended June 30, 2013. On a same-day, constant- currency basis, permanent placement revenues increased 12.9% for the first half of 2014 compared to the first half of 2013. In the U.S., revenues in the first half of 2014 increased 14.2% on both a reported and a same-day basis, compared to the first half of 2013. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue. For the Company’s international operations, revenues in the first half of 2014 increased 9.6%, or 10.7% on a same-day, constant-currency basis, compared to the first half of 2013.

Risk consulting and internal audit services revenues were $285 million for the six months ended June 30, 2014, increasing by 15.1% compared to revenues of $247 million for the six months ended June 30, 2013. On a same-day, constant-currency basis, risk consulting and internal audit services revenues increased 14.2% for the first half of 2014 compared to the first half of 2013. Contributing to the increase was higher demand in the U.S. In the U.S., revenues in the first half of 2014 increased 19.0%, or 18.2% on a same-day basis, compared to the first half of 2013. For the Company’s international operations, revenues in the first half of 2014 increased 1.4%, or 0.3% on a same-day, constant-currency basis, compared to the first half of 2013.

A reconciliation of the Non-GAAP year-over-year revenue growth rates to the as-reported year-over-year revenue growth rates for the six months ended June 30, 2014, is presented in the following table:

	Global	United States	International

Temporary and consultant staffing
As Reported	6.2%	7.6%	1.6%
Billing Days Impact	—	—	—
Currency Impact	-0.1%	—	-0.5%

Same Billing Days and Constant Currency	6.1%	7.6%	1.1%

Permanent placement staffing
As Reported	12.5%	14.2%	9.6%
Billing Days Impact	—	—	—
Currency Impact	0.4%	—	1.1%

Same Billing Days and Constant Currency	12.9%	14.2%	10.7%

Risk consulting and internal audit services
As Reported	15.1%	19.0%	1.4%
Billing Days Impact	-0.8%	-0.8%	-0.6%
Currency Impact	-0.1%	—	-0.5%

Same Billing Days and Constant Currency	14.2%	18.2%	0.3%

Gross Margin. The Company’s gross margin dollars were $917 million for the six months ended June 30, 2014, up from $842 million for the six months ended June 30, 2013. For the first half of 2014 compared to the first half of 2013, gross margin dollars increased for all three of the Company’s reportable segments. Gross margin as a percentage of revenues increased for the Company’s temporary and consultant staffing services division and the risk consulting and internal audit services division on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $642 million for the six months ended June 30, 2014, increasing by 6.7% compared to $601 million for the six months ended June 30, 2013. As a percentage of revenues, gross margin for temporary and consultant staffing services was 36.3% in the first half of 2014, up from 36.1% in the first half of 2013.

Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $195 million for the six months ended June 30, 2014, increasing by 12.5% compared to $174 million for the six months ended June 30, 2013. Because reimbursable expenses for permanent placement staffing services are de minimis, the increase in gross margin dollars is substantially explained by the increase in revenues previously discussed.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $80 million for the six months ended June 30, 2014, increasing by 18.1% compared to $67 million for the six months ended June 30, 2013. As a percentage of revenues, gross margin for risk consulting and internal audit services was 27.9% in for the first half of 2014, up from 27.2% in the first half of 2013. The year-over-year margin increase expressed as a percentage of revenues is primarily due to an increase in staff utilization levels. Utilization is the relationship of the time spent on client engagements to the total time available for the Company’s risk consulting and internal audit services staff.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses were $691 million for the six months ended June 30, 2014, increasing by 6.0% compared to $652 million for the six months ended June 30, 2013. As a percentage of revenues, the Company’s selling, general and administrative expenses were 30.7% for the first half of 2014, down from 31.2% for the first half of 2013. Contributing factors for each reportable segment are discussed below in further detail.

Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $476 million for the six months ended June 30, 2014, up 5.3% from $451 million for the six months ended June 30, 2013. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 26.9% in the first half of 2014, down from 27.1% in the first half of 2013.

Selling, general and administrative expenses for the Company’s permanent placement staffing division were $155 million for the six months ended June 30, 2014, increasing by 6.9% compared to $146 million for the six months ended June 30, 2013. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 79.6% in the first half of 2014, down from 83.8% in the first half of 2013.

Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $60 million for the six months ended June 30, 2014, increasing by 8.9% compared to $55 million for the six months ended June 30, 2013. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 21.0% in the first half of 2014, down from 22.2% in the first half of 2013. For the first half of 2014 compared to the first half of 2013, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to higher operating leverage obtained by higher revenues.

Operating Income. The Company’s total operating income was $226 million, or 10.0% of revenues, for the six months ended June 30, 2014, increasing by 18.6% from $190 million, or 9.1% of revenues, for the six months ended June 30, 2013. For the Company’s temporary and consultant staffing services division, operating income was $166 million, or 9.4% of applicable revenues, up from $150 million, or 9.0% of applicable revenues, in the first half of 2013. For the Company’s permanent placement staffing division, operating income was $40 million, or 20.3% of applicable revenues, up from operating income of $28 million, or 16.2% of applicable revenues, in the first half of 2013. For the Company’s risk consulting and internal audit services division, operating income was $20 million, or 6.9% of applicable revenues, improving from $12 million, or 5.0% of applicable revenues, in the first half of 2013.

Provision for income taxes. The provision for income taxes was 39% and 37% for the six months ended June 30, 2014 and 2013, respectively. The higher tax rate is primarily due to fewer available foreign tax benefits.

Liquidity and Capital Resources

The change in the Company’s liquidity during the six months ended June 30, 2014 and 2013 is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and payment of dividends.

Cash and cash equivalents were $308 million and $247 million at June 30, 2014 and 2013, respectively. Operating activities provided $164 million during the six months ended June 30, 2014, which was partially offset by $33 million and $102 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $130 million during the six months ended June 30, 2013, which was more than offset by $52 million and $111 million of net cash used in investing activities and financing activities, respectively.

Operating activities—Net cash provided by operating activities for the six months ended June 30, 2014, was composed of net income of $137 million, adjusted for non-cash items of $44 million, and offset by changes in working capital of $17 million. Net cash provided by operating activities for the six months ended June 30, 2013, was comprised of net income of $119 million, adjusted for non-cash items of $31 million, and offset by changes in working capital of $20 million.

Investing activities—Net cash used in investing activities for the six months ended June 30, 2014, was $33 million. This was composed of capital expenditures of $23 million and deposits to trusts for employee benefits and retirement plans of $10 million. Net cash used in investing activities for the six months ended June 30, 2013, was $52 million. This was comprised of capital expenditures of $19 million and deposits to trusts for employee benefits and retirement plans of $33 million.

Financing activities—Net cash used in financing activities for the six months ended June 30, 2014, was $102 million. This included repurchases of $65 million in common stock and $49 million in cash dividends to stockholders, offset by proceeds of $11 million from exercises of stock options and $1 million in excess tax benefits from stock-based compensation. Net cash used in financing activities for the six months ended June 30, 2013, was $111 million. This included repurchases of $86 million in common stock, $44 million in cash dividends to stockholders and $4 million in notes payable and other indebtedness, offset by proceeds of $22 million from exercises of stock options and $1 million in excess tax benefits from stock-based compensation.

As of June 30, 2014, the Company is authorized to repurchase, from time to time, up to 6.8 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the six months ended June 30, 2014 and 2013, the Company repurchased 1.3 million shares and 2.0 million shares of common stock on the open market for a total cost of $55 million and $69 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the six months ended June 30, 2014 and 2013, such repurchases totaled 0.3 million shares, at a cost of $10 million, and 0.5 million shares, at a cost of $17 million, respectively. Repurchases of shares have been funded with cash generated from operations.

The Company’s working capital at June 30, 2014, included $308 million in cash and cash equivalents. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.

On July 29, 2014, the Company announced a quarterly dividend of $.18 per share to be paid to all shareholders of record as of August 25, 2014. The dividend will be paid on September 15, 2014.

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

For the six months ended June 30, 2014, approximately 23% of the Company’s revenues were generated outside of the U.S. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, and Australian dollar have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

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

There have been no material developments with regard to the legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013 and its quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2014.

ITEM 1A.	Risk Factors

There have not been any material changes with regard to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (c)
April 1, 2014 to April 30, 2014	—		—	—	7,266,931
May 1, 2014 to May 31, 2014	487,902	(a)	$44.31	481,229	6,785,702
June 1, 2014 to June 30, 2014	5,281	(b)	$47.38	—	6,785,702

Total April 1, 2014 to June 30, 2014	493,183			481,229

(a)	Includes 6,673 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(b)	Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.
(c)	Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transaction depending on market conditions. Since plan inception, a total of 98,000,000 shares have been authorized for repurchase of which 91,214,298 shares have been repurchased as of June 30, 2014.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosure

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

3.2	By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.1	Part I, Item 1 of this Form 10-Q formatted in XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: August 1, 2014