Form 10-Q
period 2014-09-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2014-10-31
CIK 315213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 FORM 10-Q
______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2014:
135,957,949 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share amounts)

September 30, 2014	December 31, 2013

ASSETS
Cash and cash equivalents	$290,876	$275,764
Accounts receivable, less allowances of $29,502 and $27,261	657,105	551,905
Current deferred income taxes	126,894	112,881
Other current assets	239,630	231,978
Total current assets	1,314,505	1,172,528
Goodwill	200,074	200,833
Other intangible assets, net	—	556
Property and equipment, net	109,708	112,644
Other assets	2,726	3,710
Total assets	$1,627,013	$1,490,271
LIABILITIES
Accounts payable and accrued expenses	$142,661	$139,683
Accrued payroll costs and retirement obligations	468,047	396,042
Income taxes payable	13,060	—
Current portion of notes payable and other indebtedness	137	128
Total current liabilities	623,905	535,853
Notes payable and other indebtedness, less current portion	1,196	1,300
Other liabilities	29,329	33,475
Total liabilities	654,430	570,628
Commitments and Contingencies (Note F)
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 135,923,034 shares and 137,466,421 shares	136	137
Capital surplus	912,978	868,120
Accumulated other comprehensive income	25,076	38,071
Retained earnings	34,393	13,315
Total stockholders’ equity	972,583	919,643
Total liabilities and stockholders’ equity	$1,627,013	$1,490,271

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net service revenues	$1,224,308	$1,075,119	$3,473,564	$3,162,031
Direct costs of services, consisting of payroll, payroll taxes, insurance costs and reimbursable expenses	719,088	637,641	2,051,405	1,882,155
Gross margin	505,220	437,478	1,422,159	1,279,876
Selling, general and administrative expenses	366,967	333,565	1,058,144	985,664
Amortization of intangible assets	—	433	557	1,300
Interest income, net	(108)	(233)	(570)	(773)
Income before income taxes	138,361	103,713	364,028	293,685
Provision for income taxes	53,177	37,355	142,153	108,375
Net income	$85,184	$66,358	$221,875	$185,310
Net income available to common stockholders—diluted	$85,184	$66,358	$221,875	$185,307
Net income per share (Note H):
Basic	$0.64	$0.49	$1.65	$1.36
Diluted	$0.63	$0.48	$1.63	$1.35
Shares:
Basic	134,054	135,727	134,690	136,469
Diluted	135,366	137,241	135,740	137,759
Cash dividends declared per share	$0.18	$0.16	$0.54	$0.48

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
COMPREHENSIVE INCOME:
Net income	$85,184	$66,358	$221,875	$185,310
Foreign currency translation adjustments, net of tax	(15,281)	6,775	(12,995)	(4,486)
Total comprehensive income	$69,903	$73,133	$208,880	$180,824

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2014	2013
COMMON STOCK—SHARES:
Balance at beginning of period	137,466	139,439
Net issuances of restricted stock	796	959
Repurchases of common stock	(2,808)	(3,377)
Exercises of stock options	469	1,265
Balance at end of period	135,923	138,286
COMMON STOCK—PAR VALUE:
Balance at beginning of period	$137	$139
Net issuances of restricted stock	1	1
Repurchases of common stock	(3)	(3)
Exercises of stock options	1	1
Balance at end of period	$136	$138
CAPITAL SURPLUS:
Balance at beginning of period	$868,120	$798,093
Net issuances of restricted stock at par value	(1)	(1)
Cash dividends ($.48 per share)	—	(12,256)
Stock-based compensation expense	29,960	28,559
Exercises of stock options—excess over par value	12,686	29,895
Tax impact of equity incentive plans	2,213	3,428
Balance at end of period	$912,978	$847,718
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$38,071	$43,779
Foreign currency translation adjustments, net of tax	(12,995)	(4,486)
Balance at end of period	$25,076	$39,293
RETAINED EARNINGS:
Balance at beginning of period	$13,315	$—
Net income	221,875	185,310
Repurchases of common stock—excess over par value	(126,828)	(118,957)
Cash dividends ($.54 per share and $.48 per share)	(73,969)	(54,718)
Balance at end of period	$34,393	$11,635

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$221,875	$185,310
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	557	1,300
Depreciation expense	36,170	34,995
Stock-based compensation expense—restricted stock and stock units	29,960	28,559
Excess tax benefits from stock-based compensation	(1,644)	(1,564)
Deferred income taxes	(11,167)	(23,540)
Provision for doubtful accounts	6,730	6,173
Changes in assets and liabilities:
Increase in accounts receivable	(123,259)	(61,039)
Increase in accounts payable, accrued expenses, accrued payroll costs and retirement obligations	72,137	27,842
Increase in income taxes payable	36,991	11,015
Change in other assets, net of change in other liabilities	(10,530)	2,006
Net cash flows provided by operating activities	257,820	211,057
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(36,207)	(32,117)
Payments to trusts for employee benefits and retirement plans	(18,220)	(38,479)
Net cash flows used in investing activities	(54,427)	(70,596)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(124,679)	(106,782)
Cash dividends paid	(72,752)	(65,612)
Decrease in notes payable and other indebtedness	(95)	(4,430)
Excess tax benefits from stock-based compensation	1,644	1,564
Proceeds from exercises of stock options	12,686	29,895
Net cash flows used in financing activities	(183,196)	(145,365)
Effect of exchange rate changes on cash and cash equivalents	(5,085)	(2,984)
Net increase (decrease) in cash and cash equivalents	15,112	(7,888)
Cash and cash equivalents at beginning of period	275,764	287,635
Cash and cash equivalents at end of period	$290,876	$279,747

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Stock repurchases awaiting settlement	$2,152	$12,178

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014

Note A—Summary of Significant Accounting Policies
Nature of Operations. Robert Half International Inc. (the “Company”) provides specialized staffing and risk consulting services through such divisions as Accountemps®, Robert Half® Finance & Accounting, OfficeTeam®, Robert Half®Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group®, and Protiviti®. The Company, through its Accountemps, Robert Half Finance & Accounting, and Robert Half Management Resources divisions, is a specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OfficeTeam specializes in highly skilled temporary administrative support personnel. Robert Half Technology provides information technology professionals. Robert Half Legal provides temporary, project, and full-time staffing of attorneys and specialized support personnel within law firms and corporate legal departments. The Creative Group provides project staffing in the advertising, marketing, and web design fields. Protiviti provides business consulting and internal audit services, and is a wholly-owned subsidiary of the Company. Revenues are predominantly derived from specialized staffing services. The Company operates in North America, South America, Europe, Asia and Australia. The Company is a Delaware corporation.
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
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of September 30, 2014, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, and income and other taxes. Management estimates are also utilized in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions.
Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs for the three and nine months ended September 30, 2014 and 2013, are reflected in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Advertising costs	$11,251	$9,522	$30,881	$29,103
Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment.

Internal-use software development costs capitalized for the three and nine months ended September 30, 2014 and 2013, are reflected in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Internal-use software development costs	$7,010	$3,913	$17,846	$7,980

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2014

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
Revenue from Contracts with Customers. In May 2014, the FASB issued authoritative guidance that provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance.  The new guidance requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company is in the process of evaluating the impact of adoption of this guidance on its Financial Statements.
Note C—Other Current Assets
Other current assets consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Deposits in trusts for employee benefits and retirement plans	$174,355	$149,391
Other	65,275	82,587
	$239,630	$231,978
Note D—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Computer hardware	$149,644	$148,541
Computer software	305,823	288,532
Furniture and equipment	105,504	111,426
Leasehold improvements	113,732	118,868
Other	8,990	11,488
Property and equipment, cost	683,693	678,855
Accumulated depreciation	(573,985)	(566,211)
Property and equipment, net	$109,708	$112,644

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2014

Note E—Accrued Payroll Costs and Retirement Obligations
Accrued payroll costs and retirement obligations consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Payroll and benefits	$314,090	$238,252
Employee retirement obligations	99,982	96,461
Workers’ compensation	28,574	26,671
Payroll taxes	25,401	34,658
	$468,047	$396,042
Included in employee retirement obligations is the following (in thousands):

	September 30, 2014	December 31, 2013
Deferred compensation plan and other benefits related to the Company’s Chief Executive Officer	$78,055	$75,745
Note F—Commitments and Contingencies
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
On March 13, 2014, Plaintiff Leonor Rodriguez, on her own behalf and on behalf of a putative class of allegedly similarly situated individuals, filed a complaint against the Company in the Superior Court of California, San Diego County. The complaint alleges that a putative class of current and former employees of the Company working in California since March 13, 2011 were denied compensation for the time they spent interviewing with clients of the Company as well as performing activities related to the interview process. Rodriguez seeks recovery on her own behalf and on behalf of the putative class in an unspecified amount for this allegedly unpaid compensation. Rodriguez also seeks recovery of an unspecified amount for the alleged failure of the Company to provide her and the putative class with accurate wage statements. Rodriguez also seeks an unspecified amount of other damages, attorneys’ fees, and statutory penalties, including but not limited to statutory penalties on behalf of herself and other allegedly “aggrieved employees” as defined by California’s Labor Code Private Attorney General Act (“PAGA”). On October 10, 2014, the Court granted a motion by the Company to compel all of Rodriguez’s claims, except the PAGA claim, to individual arbitration. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding and, accordingly, no amounts have been provided in the Company’s Financial Statements. The Company believes it has meritorious defenses to the allegations and the Company intends to continue to vigorously defend against the litigation.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2014
Note F— Commitments and Contingencies (continued)

On September 5, 2014, Plaintiff Theresa Daniels, on behalf of herself and a putative class of salaried Recruiting Managers, filed a complaint in California Superior Court naming the Company as Defendant. The complaint alleges that salaried Recruiting Managers based in California have been misclassified under California law as exempt employees, and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees, as well as statutory penalties for alleged violations of the California Labor Code arising from such alleged misclassification. The complaint also alleges a claim under California Business and Professions Code section 17200 for unfair competition. The Plaintiff also seeks an unspecified amount for other damages, attorneys’ fees, and statutory penalties. On or about September 17, 2014, the Plaintiff provided written notice to the California Labor and Workforce Development Agency of her alleged claims and it should be assumed that the Plaintiff will amend her complaint to allege a representative claim and seek penalties under the California Private Attorney General Act. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the Company’s financial statements. The Company believes it has meritorious defenses to the allegations in this case, and the Company intends to continue to vigorously defend against the litigation.
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
Note G—Stockholders’ Equity
Stock Repurchase Program. As of September 30, 2014, the Company is authorized to repurchase, from time to time, up to 5.5 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the nine months ended September 30, 2014 and 2013, are reflected in the following table (in thousands):

	Nine Months Ended September 30,
	2014	2013
Common stock repurchased (in shares)	2,543	2,779
Common stock repurchased	$115,694	$97,594

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. Repurchases of shares are funded with cash generated from operations. The number and the cost of employee stock plan repurchases made during the nine months ended September 30, 2014 and 2013, are reflected in the following table (in thousands):

	Nine Months Ended September 30,
	2014	2013
Employee stock plan repurchased (in shares)	265	598
Employee stock plan repurchased	$11,137	$21,366
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Repurchase activity for the nine months ended September 30, 2014 and 2013, is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.
Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2014

Note H—Net Income Per Share
The calculation of net income per share for the three and nine months ended September 30, 2014 and 2013 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic net income per share:
Net income	$85,184	$66,358	$221,875	$185,310
Income allocated to participating securities—basic	—	—	—	3
Net income available to common stockholders—basic	$85,184	$66,358	$221,875	$185,307
Basic weighted average shares	134,054	135,727	134,690	136,469
Basic net income per share	$0.64	$0.49	$1.65	$1.36
Diluted net income per share:
Net income	$85,184	$66,358	$221,875	$185,310
Income allocated to participating securities—diluted	—	—	—	3
Net income available to common stockholders—diluted	$85,184	$66,358	$221,875	$185,307
Basic weighted average shares	134,054	135,727	134,690	136,469
Dilutive effect of potential common shares	1,312	1,514	1,050	1,290
Diluted weighted average shares	135,366	137,241	135,740	137,759
Diluted net income per share	$0.63	$0.48	$1.63	$1.35

Potential common shares include the dilutive effect of stock options, unvested performance-based restricted stock, restricted stock which contains forfeitable rights to dividends, and stock units. The weighted average diluted common shares outstanding for the three and nine months ended September 30, 2014 and 2013, excludes the effect of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total number of anti-dilutive potential common shares	—	386	1	188
Note I—Business Segments
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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2014
Note I—Business Segments (continued)

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net service revenues
Temporary and consultant staffing	$954,225	$847,886	$2,722,833	$2,513,377
Permanent placement staffing	102,345	88,222	297,797	261,946
Risk consulting and internal audit services	167,738	139,011	452,934	386,708
	$1,224,308	$1,075,119	$3,473,564	$3,162,031
Operating income
Temporary and consultant staffing	$97,660	$76,532	$263,901	$226,293
Permanent placement staffing	21,380	13,691	61,103	41,753
Risk consulting and internal audit services	19,213	13,690	39,011	26,166
	138,253	103,913	364,015	294,212
Amortization of intangible assets	—	433	557	1,300
Interest income, net	(108)	(233)	(570)	(773)
Income before income taxes	$138,361	$103,713	$364,028	$293,685
Note J—Subsequent Events
On October 29, 2014, the Company announced the following:

Quarterly dividend per share	$.18
Declaration date	October 29, 2014
Record date	November 25, 2014
Payment date	December 15, 2014

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
Critical Accounting Policies and Estimates
The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Other than updates to estimates used in the Company’s annual goodwill impairment assessment discussed below, there were no material changes to these critical accounting policies during the nine months ended September 30, 2014.
Goodwill Impairment. The Company assesses the impairment of goodwill annually in the second quarter, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance. The Company completed its annual goodwill impairment analysis as of June 30, 2014, and determined that no adjustment to the carrying value of goodwill was required. There were no events or changes in circumstances since the annual goodwill impairment assessment that caused the Company to perform an interim impairment assessment.
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

The Company’s reporting units are Accountemps, Robert Half Finance & Accounting, OfficeTeam, Robert Half Technology, Robert Half Management Resources and Protiviti, which had goodwill balances at September 30, 2014, of $127.2 million, $26.5 million, $0 million, $7.1 million, $0 million and $39.3 million, respectively, totaling $200.1 million. There were no changes to the Company’s reporting units or to the methodology of allocating goodwill to reporting units since the annual goodwill impairment assessment.
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
The Company’s temporary and permanent placement staffing services business has 341 offices in 42 states, the District of Columbia and 18 foreign countries, while Protiviti has 57 offices in 23 states and 11 foreign countries.
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

Three months ended September 30, 2014 and 2013
Revenues. The Company’s revenues were $1.22 billion for the three months ended September 30, 2014 compared to $1.08 billion for the three months ended September 30, 2013. Revenues from foreign operations represented 22.8% of total revenues for the three months ended September 30, 2014, compared to 23.6% for the three months ended September 30, 2013. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. For the three months ended September 30, 2014 revenues for each of the Company’s reportable segments were up compared to the same period in 2013. The Company’s growth was broad-based and reflective of improving labor markets and higher global demand for its professional staffing services. Year-over-year revenue growth rates accelerated during the quarter both in the United States and in the Company's international operations. Risk consulting and internal audit services also continued to post strong operating results. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing services revenues were $954 million for the three months ended September 30, 2014, increasing by 12.5% compared to revenues of $848 million for the three months ended September 30, 2013. On a same-day, constant-currency basis, temporary and consultant staffing services revenues increased 12.3% for the third quarter of 2014 compared to the third quarter of 2013. In the U.S., revenues in the third quarter of 2014 increased 13.2%, or 13.0% on a same-day basis, compared to the third quarter of 2013. For the Company’s international operations, 2014 third quarter revenues increased 10.4%, and on a same-day, constant-currency basis increased 9.9%, compared to the third quarter of 2013.
Permanent placement staffing revenues were $102 million for the three months ended September 30, 2014, increasing by 16.0% compared to revenues of $88 million for the three months ended September 30, 2013. On a same-day, constant-currency basis, permanent placement revenues increased 15.7% for the third quarter of 2014 compared to the third quarter of 2013. In the U.S., revenues for the third quarter of 2014 increased 21.8%, or 21.6% on a same-day basis, compared to the third quarter of 2013. For the Company’s international operations, revenues for the third quarter of 2014 increased 6.3%, and on a same-day, constant-currency basis increased 5.6%, compared to the third quarter of 2013. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue.
Risk consulting and internal audit services revenues were $168 million for the three months ended September 30, 2014, increasing by 20.7% compared to revenues of $139 million for the three months ended September 30, 2013. On a same-day, constant-currency basis, risk consulting and internal audit services revenues increased 18.3% for the third quarter of 2014 compared to the third quarter of 2013. In the U.S., revenues in the third quarter of 2014 increased 22.0%, or 19.9% on a same-day basis, compared to the third quarter of 2013. Contributing to the U.S. increase was continued growth in IT consulting, risk and compliance and internal audit services. The Company’s risk consulting and internal audit services revenues from international operations increased 14.6%, and on a same-day, constant-currency basis increased 11.0%, compared to the third quarter of 2013.

A reconciliation of the non-GAAP year-over-year revenue growth rates to the as-reported year-over-year revenue growth rates for the three months ended September 30, 2014, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	12.5%	13.2%	10.4%
Billing Days Impact	-0.1%	-0.2%	-0.2%
Currency Impact	-0.1%	—	-0.3%
Same Billing Days and Constant Currency	12.3%	13.0%	9.9%
Permanent placement staffing
As Reported	16.0%	21.8%	6.3%
Billing Days Impact	-0.1%	-0.2%	-0.2%
Currency Impact	-0.2%	—	-0.5%
Same Billing Days and Constant Currency	15.7%	21.6%	5.6%
Risk consulting and internal audit services
As Reported	20.7%	22.0%	14.6%
Billing Days Impact	-2.1%	-2.1%	-2.0%
Currency Impact	-0.3%	—	-1.6%
Same Billing Days and Constant Currency	18.3%	19.9%	11.0%
Gross Margin. The Company’s gross margin dollars were $505 million for the three months ended September 30, 2014, increasing by 15.5% compared to $437 million for the three months ended September 30, 2013. In the third quarter of 2014, gross margin dollars increased for all three of the Company’s reportable segments compared to the third quarter of 2013. Gross margin as a percentage of revenues increased for the Company’s temporary and consultant staffing services but was unchanged for its risk consulting and internal audit services segments on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $352 million for the three months ended September 30, 2014, compared to $307 million for the three months ended September 30, 2013. As a percentage of revenues, gross margin for temporary and consultant staffing services was 36.9% in the third quarter of 2014, up from 36.2% in the third quarter of 2013. This year-over-year improvement in gross margin was primarily attributable to higher conversion revenues, expansion of pay/bill spreads and lower fringe costs in the third quarter of 2014 compared to the third quarter of 2013.  Conversion revenues are earned when a temporary position converts to a permanent position.  As there are no direct costs related to conversion revenues, the gross margin percentage is favorably impacted as the mix of conversion revenues increases.  Pay/bill spreads represent the differential between wages paid to temporary employees and amounts billed to clients.
Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $102 million for the three months ended September 30, 2014, compared to $88 million for the three months ended September 30, 2013. Because reimbursable expenses for permanent placement staffing services are de minimis, gross margin dollars are substantially explained by revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $51 million for the three months ended September 30, 2014, increasing by 20.7% compared to $42 million for the three months ended September 30, 2013. As a percentage of revenues, gross margin for risk consulting and internal audit services in the third quarter of 2014 was 30.5%, unchanged from 30.5% in the third quarter of 2013.
Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses were $367 million for the three months ended September 30, 2014, up 10.0% from $333 million for the three months ended September 30, 2013. As a percentage of revenues, the Company’s selling, general and administrative expenses were 30.0% for the third quarter of 2014, down from 31.0% for the third quarter of 2013.

Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $254 million for the three months ended September 30, 2014, up 10.3% from $231 million for the three months ended September 30, 2013. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 26.6% in the third quarter of 2014, down from 27.2% in the third quarter of 2013. For the third quarter of 2014, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to improved operating leverage obtained by higher revenues.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $81 million for the three months ended September 30, 2014, increasing by 8.7% compared to $74 million for the three months ended September 30, 2013. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 79.1% in the third quarter of 2014, down from 84.4% in the third quarter of 2013. For the third quarter of 2014 compared to the third quarter of 2013, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to improved operating leverage obtained by higher revenues.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $32 million for the three months ended September 30, 2014, increasing by 11.3% compared to $28 million for the three months ended September 30, 2013. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 19.0% in the third quarter of 2014, down from 20.6% in the third quarter of 2013. For the third quarter of 2014 compared to the third quarter of 2013, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to improved operating leverage obtained by higher revenues.
Operating Income. The Company’s total operating income was $138 million or 11.3% of revenues, for the three months ended September 30, 2014, increasing by 33.0% from $104 million, or 9.7% of revenues, for the three months ended September 30, 2013. For the Company’s temporary and consultant staffing services division, operating income was $98 million, or 10.2% of applicable revenues, up from $76 million, or 9.0% of applicable revenues, in the third quarter of 2013. For the Company’s permanent placement staffing division, operating income was $21 million, or 20.9% of applicable revenues, up from an operating income of $14 million, or 15.5% of applicable revenues, in the third quarter of 2013. For the Company’s risk consulting and internal audit services division, operating income was $19 million, or 11.5% of applicable revenues, up from an operating income of $14 million, or 9.8% of applicable revenues, in the third quarter of 2013.
Provision for income taxes. The provision for income taxes was 38.4% and 36.0% for the three months ended September 30, 2014 and 2013, respectively. The higher tax rate is primarily due to fewer available foreign tax benefits and a decrease in federal tax credits.
Nine months ended September 30, 2014 and 2013
Revenues. The Company’s revenues were $3.47 billion for the nine months ended September 30, 2014, increasing by 9.9% compared to $3.16 billion for the nine months ended September 30, 2013. Revenues from foreign operations represented 23.2% and 24.3% of total revenues for the nine months ended September 30, 2014 and 2013, respectively. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services. In the first three quarters of 2014, revenues for all three of the Company’s reportable segments were up compared to the first three quarters of 2013. Results were strongest domestically with demand also improving in several countries, most notably within Europe. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing services revenues were $2.72 billion for the nine months ended September 30, 2014, increasing by 8.3% compared to revenues of $2.51 billion for the nine months ended September 30, 2013. On a same-day, constant-currency basis, temporary and consultant staffing services revenues increased 8.2% for the first three quarters of 2014 compared to the first three quarters of 2013. In the U.S., revenues in the first three quarters of 2014 increased 9.5%, or 9.4% on same-day basis, compared to the first three quarters of 2013. For the Company’s international operations, revenues in the first three quarters of 2014 increased 4.5%, or 4.1% on a same-day, constant-currency basis, compared to the first three quarters of 2013.
Permanent placement revenues were $298 million for the nine months ended September 30, 2014, increasing by 13.7% compared to revenues of $262 million for the nine months ended September 30, 2013. On a same-day, constant-currency basis, permanent placement revenues increased 13.8% for the first three quarters of 2014 compared to the first three quarters of 2013. In the U.S., revenues in the first three quarters of 2014 increased 16.8%, or 16.7% on a same-day basis, compared to the first three quarters of 2013. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue. For the Company’s international operations, revenues in the first three quarters of 2014 increased 8.5%, or 9.0% on a same-day, constant-currency basis, compared to the first three quarters of 2013.
Risk consulting and internal audit services revenues were $453 million for the nine months ended September 30, 2014, increasing by 17.1% compared to revenues of $387 million for the nine months ended September 30, 2013. On a same-day, constant-currency basis, risk consulting and internal audit services revenues increased 15.7% for the first three quarters of 2014 compared to the first three quarters of 2013. Contributing to the increase was higher demand in the U.S. In the U.S., revenues in the first three quarters of 2014 increased 20.1%, or 18.9% on a same-day basis, compared to the first three quarters of 2013. For the Company’s international operations, revenues in the first three quarters of 2014 increased 5.7%, or 3.7% on a same-day, constant-currency basis, compared to the first three quarters of 2013.
A reconciliation of the Non-GAAP year-over-year revenue growth rates to the as-reported year-over-year revenue growth rates for the nine months ended September 30, 2014, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	8.3%	9.5%	4.5%
Billing Days Impact	—	-0.1%	—
Currency Impact	-0.1%	—	-0.4%
Same Billing Days and Constant Currency	8.2%	9.4%	4.1%
Permanent placement staffing
As Reported	13.7%	16.8%	8.5%
Billing Days Impact	-0.1%	-0.1%	—
Currency Impact	0.2%	—	0.5%
Same Billing Days and Constant Currency	13.8%	16.7%	9.0%
Risk consulting and internal audit services
As Reported	17.1%	20.1%	5.7%
Billing Days Impact	-1.2%	-1.2%	-1.1%
Currency Impact	-0.2%	—	-0.9%
Same Billing Days and Constant Currency	15.7%	18.9%	3.7%
Gross Margin. The Company’s gross margin dollars were $1.42 billion for the nine months ended September 30, 2014, up from $1.28 billion for the nine months ended September 30, 2013. For the first three quarters of 2014 compared to the first three quarters of 2013, gross margin in dollars and as a percentage of revenues increased for all three of the Company’s reportable segments. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $994 million for the nine months ended September 30, 2014, increasing by 9.4% compared to $908 million for the nine months ended September 30, 2013. As a percentage of revenues, gross margin for temporary and consultant staffing services was 36.5% in the first three quarters of 2014, up from 36.1% in the first three quarters of 2013.
Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $298 million for the nine months ended September 30, 2014, increasing by 13.7% compared to $262 million for the nine months ended September 30, 2013. Because reimbursable expenses for permanent placement staffing services are de minimis, the increase in gross margin dollars is substantially explained by the increase in revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $131 million for the nine months ended September 30, 2014, increasing by 19.1% compared to $110 million for the nine months ended September 30, 2013. As a percentage of revenues, gross margin for risk consulting and internal audit services was 28.9% for the first three quarters of 2014, up from 28.4% in the first three quarters of 2013. The year-over-year margin increase expressed as a percentage of revenues is primarily due to an increase in staff utilization levels. Utilization is the relationship of the time spent on client engagements to the total time available for the Company’s risk consulting and internal audit services staff.
Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses were $1,058 million for the nine months ended September 30, 2014, increasing by 7.4% compared to $986 million for the nine months ended September 30, 2013. As a percentage of revenues, the Company’s selling, general and administrative expenses were 30.5% for the first three quarters of 2014, down from 31.2% for the first three quarters of 2013. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $730 million for the nine months ended September 30, 2014, up 7.0% from $682 million for the nine months ended September 30, 2013. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 26.8% in the first three quarters of 2014, down from 27.1% in the first three quarters of 2013.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $236 million for the nine months ended September 30, 2014, increasing by 7.5% compared to $220 million for the nine months ended September 30, 2013. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 79.4% in the first three quarters of 2014, down from 84.0% in the first three quarters of 2013.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $92 million for the nine months ended September 30, 2014, increasing by 9.7% compared to $84 million for the nine months ended September 30, 2013. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 20.3% in the first three quarters of 2014, down from 21.6% in the first three quarters of 2013. For the first three quarters of 2014 compared to the first three quarters of 2013, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to improved operating leverage obtained by higher revenues.
Operating Income. The Company’s total operating income was $364 million, or 10.5% of revenues, for the nine months ended September 30, 2014, increasing by 23.7% from $294 million, or 9.3% of revenues, for the nine months ended September 30, 2013. For the Company’s temporary and consultant staffing services division, operating income was $264 million, or 9.7% of applicable revenues, up from $226 million, or 9.0% of applicable revenues, in the first three quarters of 2013. For the Company’s permanent placement staffing division, operating income was $61 million, or 20.5% of applicable revenues, up from operating income of $42 million, or 15.9% of applicable revenues, in the first three quarters of 2013. For the Company’s risk consulting and internal audit services division, operating income was $39 million, or 8.6% of applicable revenues, improving from $26 million, or 6.8% of applicable revenues, in the first three quarters of 2013.
Provision for income taxes. The provision for income taxes was 39.1% and 36.9% for the nine months ended September 30, 2014 and 2013, respectively. The higher tax rate is primarily due to fewer available foreign tax benefits and a decrease in federal tax credits.
Liquidity and Capital Resources
The change in the Company’s liquidity during the nine months ended September 30, 2014 and 2013 is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and payment of dividends. Cash and cash equivalents were $291 million and $280 million at September 30, 2014 and 2013, respectively. Operating activities provided $258 million during the nine months ended September 30, 2014, which was partially offset by $54 million and $183 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $211 million during the nine months ended September 30, 2013, which was more than offset by $71 million and $145 million of net cash used in investing activities and financing activities, respectively.
Operating activities—Net cash provided by operating activities for the nine months ended September 30, 2014, was composed of net income of $222 million, adjusted for non-cash items of $61 million, and offset by changes in working capital of $25 million. Net cash provided by operating activities for the nine months ended September 30, 2013, was comprised of net income of $185 million, adjusted for non-cash items of $46 million, and offset by changes in working capital of $20 million.
Investing activities—Net cash used in investing activities for the nine months ended September 30, 2014, was $54 million. This was composed of capital expenditures of $36 million and deposits to trusts for employee benefits and retirement plans of $18 million. Net cash used in investing activities for the nine months ended September 30, 2013, was $71 million. This was comprised of capital expenditures of $32 million and deposits to trusts for employee benefits and retirement plans of $39 million.
Financing activities—Net cash used in financing activities for the nine months ended September 30, 2014, was $183 million. This included repurchases of $125 million in common stock and $73 million in cash dividends to stockholders, offset by proceeds of $13 million from exercises of stock options and $2 million in excess tax benefits from stock-based compensation. Net cash used in financing activities for the nine months ended September 30, 2013, was $145 million. This included repurchases of $107 million in common stock, $66 million in cash dividends to stockholders and $4 million in notes payable and other indebtedness, offset by proceeds of $30 million from exercises of stock options and $2 million in excess tax benefits from stock-based compensation.
As of September 30, 2014, the Company is authorized to repurchase, from time to time, up to 5.5 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the nine months ended September 30, 2014 and 2013, the Company repurchased 2.5 million shares and 2.8 million shares of common stock on the open market for a total cost of $116 million and $98 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the nine months ended September 30, 2014 and 2013, such repurchases totaled 0.3 million shares, at a cost of $11 million, and 0.6 million shares, at a cost of $21 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital at September 30, 2014, included $291 million in cash and cash equivalents. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
On October 29, 2014, the Company announced a quarterly dividend of $.18 per share to be paid to all shareholders of record as of November 25, 2014. The dividend will be paid on December 15, 2014.
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
For the nine months ended September 30, 2014, approximately 23% of the Company’s revenues were generated outside of the U.S. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, and Australian dollar have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.
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

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
On September 5, 2014, Plaintiff Theresa Daniels, on behalf of herself and a putative class of salaried Recruiting Managers, filed a complaint in California Superior Court naming the Company as Defendant. The complaint alleges that salaried Recruiting Managers based in California have been misclassified under California law as exempt employees, and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees, as well as statutory penalties for alleged violations of the California Labor Code arising from such alleged misclassification. The complaint also alleges a claim under California Business and Professions Code section 17200 for unfair competition. The Plaintiff also seeks an unspecified amount for other damages, attorneys’ fees, and statutory penalties. On or about September 17, 2014, the Plaintiff provided written notice to the California Labor and Workforce Development Agency of her alleged claims and it should be assumed that the Plaintiff will amend her complaint to allege a representative claim and seek penalties under the California Private Attorney General Act. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the Company’s financial statements. The Company believes it has meritorious defenses to the allegations in this case, and the Company intends to continue to vigorously defend against the litigation.
The Company’s Form 10-Q for the fiscal quarter ended March 31, 2014 contained disclosure regarding a complaint filed in the Superior Court of California, San Diego County, by Plaintiff Leonor Rodriguez.  On October 10, 2014, the Court granted a motion by the Company to compel all of Rodriguez’s claims, except her claim under California’s Labor Code Private Attorney General Act, to individual arbitration.  As previously reported by the Company, the Company believes it has meritorious defenses to the allegations and the Company intends to continue to vigorously defend against the litigation.
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

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (c)
July 1, 2014 to July 31, 2014	244,003		$48.90	244,003	6,541,699
August 1, 2014 to August 31, 2014	480,741	(a)	$48.69	466,769	6,074,930
September 1, 2014 to September 30, 2014	526,881	(b)	$49.98	526,687	5,548,243
Total July 1, 2014 to September 30, 2014	1,251,625			1,237,459

(a)	Includes 13,972 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(b)	Includes 194 shares repurchased in connection with employee stock plans,whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(c)
Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transaction depending on market conditions. Since plan inception, a total of 98,000,000 shares have been authorized for repurchase of which 92,451,757 shares have been repurchased as of September 30, 2014.

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosure
Not applicable.
ITEM 5. Other Information
Part-Time Employment Agreements
The Company has previously entered into Part-Time Employment Agreements with each of Harold M. Messmer, Jr., M. Keith Waddell, Paul F. Gentzkow, Robert W. Glass and Steven Karel.  Such agreements provide that, after retirement, the individual will be retained part-time to provide advice and counsel for four years and will be prohibited from competing with the Company or soliciting its employees during that period.  In return, the individual will receive annual compensation during the part-time employment equal to 8% of the average annual cash base salary and bonus for each of the last five complete calendar years preceding retirement.  On October 29, 2014, the agreements were amended to change the compensation to 8% of the average of the five highest years during the last ten years before retirement, which, the Company has been advised, is also used in the analogous context of computing retirement benefits.  In addition, the Company entered into a Part-Time Employment Agreement with Michael C. Buckley, Executive Vice President, Chief Administrative Officer and Treasurer.
Stock Incentive Plan
The Company's Stock Incentive Plan was amended to change the definition of retirement for employees of the Company's Protiviti division. No other changes were made.
ITEM 6. Exhibits

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

3.2	By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.1	Form of Part-Time Employment Agreement, as amended and restated.

10.2	Stock Incentive Plan, as amended and restated.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.1	Part I, Item 1 of this Form 10-Q formatted in XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: October 31, 2014