Form 10-K
period 2014-12-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2015-02-13
CIK 315213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 __________________________________________
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
 __________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $.001 per Share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
__________________________________________
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company. ☐  Yes    ☒  No
As of June 30, 2014, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $6,269,772,207 based on the closing sale price on that date. This amount excludes the market value of 5,760,355 shares of Common Stock directly or indirectly held by registrant’s directors and officers and their affiliates.
As of January 31, 2015, there were 135,140,537 outstanding shares of the registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be mailed to stockholders in connection with the registrant’s annual meeting of stockholders, scheduled to be held in May 2015, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

PART I
Item 1. Business
Robert Half International Inc. (the “Company”) provides specialized staffing and risk consulting services through such divisions as Accountemps®, Robert Half® Finance & Accounting, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group®, and Protiviti®. The Company, through its Accountemps, Robert Half Finance & Accounting, and Robert Half Management Resources divisions, is the world’s largest specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OfficeTeam specializes in highly skilled temporary administrative support personnel. Robert Half Technology provides information technology professionals. Robert Half Legal provides temporary, project, and full-time staffing of attorneys and specialized support personnel within law firms and corporate legal departments. The Creative Group provides project staffing in the interactive media, design, and marketing fields. Protiviti, which began operations in 2002, is a global business consulting and internal audit firm. Protiviti, which primarily employs professionals specializing in risk, advisory and transactional services, is a wholly owned subsidiary of the Company.
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
Accountemps
The Accountemps temporary services division offers customers a reliable and economical means of dealing with uneven or peak workloads for accounting, finance, and bookkeeping personnel caused by such predictable events as vacations, taking inventories, tax work, month-end activities and special projects, and such unpredictable events as illness and emergencies. Businesses view the use of temporary employees as a means of controlling personnel costs and converting such costs from fixed to variable. The cost and inconvenience to clients of hiring and firing regular employees are eliminated by the use of Accountemps temporaries. The temporary workers are employees of Accountemps and are paid by Accountemps. The customer pays a fixed rate only for hours worked.
Accountemps clients may fill their regular employment needs by using an Accountemps employee on a trial basis and, if so desired, “converting” the temporary position to a regular position. The client typically pays a one-time fee for such conversions.
OfficeTeam
The Company’s OfficeTeam division, which commenced operations in 1991, places temporary and full-time office and administrative personnel, ranging from executive and administrative assistants to receptionists and customer service representatives. OfficeTeam operates in much the same fashion as the Accountemps division.
Robert Half Finance & Accounting
Established in 1948, the Company’s first division and specialized recruitment pioneer Robert Half Finance & Accounting specializes in the placement of full-time accounting, financial, tax and accounting operations personnel. Fees for successful placements are paid only by the employer and are generally a percentage of the new employee’s annual compensation. No fee for placement services is charged to employment candidates.
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
Robert Half Legal
Since 1992, the Company has been placing temporary and full-time employees in attorney, paralegal, legal administrative and legal secretarial positions through its Robert Half Legal division. The legal profession’s requirements (the need for confidentiality, accuracy and reliability, a strong drive toward cost-effectiveness, and frequent peak caseload periods) are similar to the demands of the clients of the Accountemps division. Robert Half Legal offers a full suite of legal staffing and consulting services to help organizations manage constantly changing workloads and access expertise across in-demand legal practice areas.
Robert Half Management Resources
The Company’s Robert Half Management Resources division, which commenced operations in 1997, specializes in providing senior level project professionals in the accounting and finance fields, including chief financial officers, controllers, senior financial analysts, internal auditors, and business systems analysts for such tasks as financial systems conversions, expansion into new markets, business process reengineering, business systems performance improvement, and post-merger financial consolidation.
The Creative Group
The Creative Group division commenced operations in 1999 and specializes in identifying for its clients creative professionals in the areas of interactive media, design, marketing, advertising and public relations. The division places freelance and project consultants in a variety of positions such as creative directors, graphics designers, web content developers, web designers, media buyers, brand managers, and public relations specialists.
Protiviti
Protiviti is a global consulting firm that helps companies solve problems in finance, technology, operations, governance, risk and internal audit. Through its risk management and internal audit heritage, Protiviti has gained unique perspectives on the challenges faced by its clients. Protiviti uses these perspectives not only to solve regulatory, risk and compliance problems, but also to help clients become more effective and productive. Protiviti provides solutions to its clients in areas such as business performance improvement, internal audit and financial advisory, IT consulting, restructuring and litigation, risk and compliance, and transaction services.
Marketing and Recruiting
The Company markets its staffing services to clients as well as employment candidates. Local marketing and recruiting are generally conducted by each office or related group of offices. Local advertising directed to clients and employment candidates consists of radio, digital and social media, websites, job boards, and trade shows. Direct marketing through e-mail, regular mail and telephone solicitation also constitutes a significant portion of the Company’s total advertising. National advertising conducted by the Company consists primarily of radio, outdoor/billboard, digital and print advertisements in national newspapers, magazines, websites, social media sites and trade journals. Additionally, the Company has expanded its use of job boards in all aspects of sales and recruitment. Joint marketing arrangements have been entered into with major software manufacturers and typically provide for development of proprietary skills tests, cooperative advertising, joint mailings and similar promotional activities. The Company also actively seeks endorsements and affiliations with professional organizations in the business management, office administration and professional secretarial fields. In addition, the Company conducts public relations activities designed to enhance public recognition of the Company and its services. This includes outreach to journalists, bloggers and social media influencers, and the distribution of thought leadership via print, video, corporate-maintained social media sites and other online properties. Local employees are encouraged to be active in civic organizations and industry trade groups.
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
Organization
Management of the Company’s staffing operations is coordinated from its headquarters facilities in Menlo Park and San Ramon, California. The Company’s headquarters provides support and centralized services to its offices in the administrative, marketing, public relations, accounting, training and legal areas, particularly as it relates to the standardization of the operating procedures of its offices. As of December 31, 2014, the Company conducted its staffing services operations through 341 offices in 42 states, the District of Columbia and 18 foreign countries. Office managers are responsible for most activities of their offices, including sales, local advertising and marketing and recruitment.
The day-to-day operations of Protiviti are managed by a chief executive officer and a senior management team with operational and administrative support provided by individuals located in San Ramon and Menlo Park, California. As of December 31, 2014, Protiviti had 57 offices in 23 states and 11 foreign countries.
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

Employees
The Company has approximately 14,000 full-time employees, including approximately 2,800 engaged directly in Protiviti operations. In addition, the Company placed approximately 211,000 temporary employees on assignments with clients during 2014. Employees placed by the Company on assignment with clients are the Company’s employees for all purposes while they are working on assignments. The Company pays the related costs of employment, such as workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company provides access to voluntary health insurance coverage to interested temporary employees.

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
Item 1A.    Risk Factors
The Company’s business prospects are subject to various risks and uncertainties that impact its business. The most important of these risks and uncertainties are as follows:
The global economic downturn may continue to harm the Company’s business and financial condition.    Many of the Company’s markets, particularly in Europe, are currently experiencing a prolonged economic downturn characterized by high unemployment, limited availability of credit and decreased consumer and business spending. Given the nature of the Company’s business, financial results could be significantly harmed should this downturn continue for an extended period of time or intensify. In the past, the Company’s business has suffered during periods of high unemployment as demand for staffing services tends to significantly decrease during such periods. The impact of this downturn on the Company’s business could be further dramatized given the severe impact it has had and may continue to have on the global labor markets.
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
The Company and certain subsidiaries are defendants in several lawsuits that could cause the Company to incur substantial liabilities.    The Company and certain subsidiaries are defendants in several actual or asserted class and representative action lawsuits brought by or on behalf of the Company’s current and former employees alleging violations of federal and state law with respect to certain wage and hour related matters, as well as claims challenging the Company’s compliance with the Fair Credit Reporting Act. The various claims made in one or more of such lawsuits include, among other things, the misclassification of certain employees as exempt employees under applicable law, failure to comply with wage statement requirements and other related wage and hour violations. Such suits seek, as applicable, unspecified amounts for unpaid overtime compensation, penalties, and other damages, as well as attorneys’ fees. It is not possible to predict the outcome of these lawsuits. However, these lawsuits may consume substantial amounts of the Company’s financial and managerial resources and might result in adverse publicity, regardless of the ultimate outcome of the lawsuits. In addition, the Company and its subsidiaries may become subject to similar lawsuits in the same or other jurisdictions. An unfavorable outcome with respect to these lawsuits and any future lawsuits could, individually or in the aggregate, cause the Company to incur substantial liabilities that may have a material adverse effect upon the Company’s business, financial condition or results of operations. In addition, an unfavorable outcome in one or more of these cases could cause the Company to change its compensation plans for its employees, which could have a material adverse effect upon the Company’s business.
The Company faces risks in operating internationally.    The Company depends on operations in international markets, including Europe, for a significant portion of its business. The European market has been experiencing on-going economic uncertainty which has adversely affected, and may continue to adversely affect, the Company’s operations in Europe. To the extent that these adverse economic conditions in Europe continue or worsen, demand for the Company’s services may decline, which could significantly harm its business and results of operations. In addition, these international operations are subject to a number of risks, including general political and economic conditions in those foreign countries, the burden of complying with various foreign laws and technical standards and unpredictable changes in foreign regulations, U.S. legal requirements governing U.S. companies operating in foreign countries, legal and cultural differences in the conduct of business, potential adverse tax consequences and difficulty in staffing and managing international operations. In addition, the Company’s business may be affected by foreign currency exchange fluctuations. In particular, the Company is subject to risk in translating its results in foreign currencies into the U.S. dollar. If the value of the U.S. dollar strengthens relative to other currencies, the Company’s reported income from these operations could decrease. The value of the U.S. dollar has recently strengthened considerably against a number of major foreign currencies, and a continuation or extension of this strength relative to these other currencies could adversely impact the Company’s reported income from its international markets and cause its revenue in such markets, when translated into U.S. dollars, to decline.
Government regulations may result in prohibition or restriction of certain types of employment services or the imposition of additional licensing or tax requirements that may reduce the Company’s future earnings.    In many jurisdictions in which the Company operates, the employment services industry is heavily regulated. For example, governmental regulations in some countries restrict the length of contracts and the industries in which the Company’s employees may be used. In other countries, special taxes, fees or costs are imposed in connection with the use of its employees. Additionally, trade unions in some countries have used the political process to target the industry, in an effort to increase the regulatory burden and expense associated with offering or utilizing temporary staffing solutions.
The countries in which we operate may, among other things:

•	create additional regulations that prohibit or restrict the types of employment services that the Company currently provides;

•	require new or additional benefits be paid to the Company’s employees;

•	require the Company to obtain additional licensing to provide employment services; or

•	increase taxes, such as sales or value-added taxes, payable by the providers of temporary workers.
Any future regulations may have a material adverse effect on the Company’s business and financial results because they may make it more difficult or expensive for the Company to continue to provide employment services.
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
The Company’s business is subject to extensive government regulation and a failure to comply with regulations could harm its business.    The Company’s business is subject to regulation or licensing in many states and in certain foreign countries. While the Company has had no material difficulty complying with regulations in the past, there can be no assurance that the Company will be able to continue to obtain all necessary licenses or approvals or that the cost of compliance will not prove to be material. Any inability of the Company to comply with government regulation or licensing requirements could materially adversely affect the Company. In addition, the Company’s temporary services business entails employing individuals on a temporary basis and placing such individuals in clients’ workplaces. Increased government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could materially adversely affect the Company. In addition, to the extent that government regulation imposes increased costs upon the Company, such as unemployment insurance taxes, there can be no assurance that such costs will not adversely impact the Company’s profit margins. Further, lawsuits or other proceedings related to the Company’s compliance with government regulations or licensing requirements could materially adversely affect the Company.  For example, the Company is currently named as a defendant in litigation challenging its compliance with the Fair Credit Reporting Act.  It is not possible to predict the outcome of such litigation; however, such litigation or any future lawsuits or proceedings related to the Company’s compliance with government regulation or licensing requirements could consume substantial amounts of the Company’s financial and managerial resources and might result in adverse publicity, regardless of the ultimate outcome of any such lawsuits or other proceedings.  An unfavorable outcome with respect to such litigation or any future lawsuits or proceedings could, individually or in the aggregate, cause the Company to incur substantial liabilities that may have a material adverse effect upon the Company’s business, financial condition or results of operations.
Health care reform could increase the costs of the Company’s temporary staffing operations.    In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “PPACA”) was signed into law in the United States. The PPACA imposed new mandates on individuals and employers, requiring most individuals to have health insurance and, beginning in 2015, assessing penalties on large employers that do not offer health insurance that meets certain coverage, value, or affordability standards. Beginning 2015, the Company has redesigned its employee benefits to offer health insurance coverage to its temporary candidates in a way that it believes will meet the requirements of the PPACA’s employer mandate. Providing such additional health insurance benefits and an increase in the number of employees who elect to participate in the Company’s health plans may significantly increase the Company’s health care-related costs. While the Company will attempt to recover these costs from its customers, there can be no assurance that it will be successfully able to do so and, if it cannot recover such costs, its financial results will suffer.
In addition, because the regulations governing the PPACA’s employer mandate are new and subject to interpretation, it is possible that despite the Company’s efforts, the Company may incur liability in the form of penalties, fines, or damages if:

•	the health plans offered to temporary candidates are subsequently found not to meet minimum essential coverage, affordability or minimum value standards;

•	the Company’s method for determining eligibility for coverage is found inadequate; or

•	the Company’s clients seek indemnification for health care claims by candidates working on client assignments.
The cost of any such penalties, fines, or damages could have a material adverse effect on the Company’s financial and operating results.
The Company’s computer and communications hardware and software systems are vulnerable to damage and interruption.    The Company’s ability to manage its operations successfully is critical to its success and largely depends upon the efficient and uninterrupted operation of its computer and communications hardware and software systems. The Company’s primary computer systems and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events and errors in usage by the Company’s employees. In particular, the Company’s employees may have access or exposure to personally identifiable or otherwise confidential information and customer data and systems, the misuse of which could result in legal liability. Cyber-attacks, including attacks motivated by grievances against the business services industry in general or against the Company in particular, may disable or damage its systems. It is possible that the Company’s security controls over personal and other data and other practices it follows may not prevent the improper access to or disclosure of personally identifiable or otherwise confidential information.  Such disclosure or damage to the Company’s systems could harm its reputation and subject it to liability under its contracts and laws that protect personal data and confidential information, resulting in increased costs or loss of revenue.
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
The Company’s results of operations and ability to grow could be materially negatively affected if it cannot successfully keep pace with technological changes in the development and implementation of its services.    The Company’s success depends on its ability to keep pace with rapid technological changes in the development and implementation of its services. The Company’s business is reliant on a variety of technologies, including those which support hiring and tracking, order management, billing, and client data analytics. If the Company does not sufficiently invest in new technology and industry developments, appropriately implement new technologies, or evolve its business at sufficient speed and scale in response to such developments, or if it does not make the right strategic investments to respond to these developments, the Company’s services, results of operations, and ability to develop and maintain its business could be negatively affected.
The demand for the Company’s services related to Sarbanes-Oxley or other regulatory compliance may decline.    The operations of both the staffing services business and Protiviti include services related to Sarbanes-Oxley and other regulatory compliance. There can be no assurance that there will be ongoing demand for these services. For example, the Jumpstart Our Business Startup (“JOBS”) Act signed into law in April of 2012 allows most companies going public in the U.S. to defer implementation of some of the provisions of Sarbanes-Oxley for up to five years after their initial public offering. Similarly there are a number of proposals currently being considered by the U.S. Congress to further delay or, in some cases, remove the requirements of Sarbanes-Oxley for a number of public companies. These or other similar delays or modifications of the Sarbanes Oxley requirements could decrease demand for Protiviti’s services.
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
Item 1B.    Unresolved Staff Comments.
Not applicable.
Item 2.    Properties
The Company’s headquarters operations are located in Menlo Park and San Ramon, California. As of December 31, 2014, placement activities were conducted through 341 offices located in the United States, Canada, the United Kingdom, Belgium, Brazil, France, the Netherlands, Germany, Italy, Luxembourg, Switzerland, Japan, China, Singapore, Australia, New Zealand, Austria, the United Arab Emirates, and Chile. As of December 31, 2014, Protiviti had 57 offices in the United States, Canada, Australia, China, France, Germany, Italy, the Netherlands, Japan, Singapore, India and the United Kingdom. All of the offices are leased.
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
On September 5, 2014, Plaintiff Theresa Daniels, on behalf of herself and a putative class of salaried Recruiting Managers, filed a complaint in California Superior Court naming the Company as Defendant. The complaint alleges that salaried Recruiting Managers based in California have been misclassified under California law as exempt employees, and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees, as well as statutory penalties for alleged violations of the California Labor Code arising from such alleged misclassification. The complaint also alleges a claim under California Business and Professions Code section 17200 for unfair competition. The Plaintiff also seeks an unspecified amount for other damages, attorneys’ fees, and statutory penalties. On or about September 17, 2014, the Plaintiff provided written notice to the California Labor and Workforce Development Agency of her alleged claims. On October 27, 2014, the Plaintiff filed a First Amended Complaint adding a representative claim and request for penalties under the California Private Attorney General Act. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the Company’s financial statements. The Company believes it has meritorious defenses to the allegations in this case, and the

Company intends to continue to vigorously defend against the litigation.
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
The Company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “RHI”. On January 31, 2015, there were 1,406 holders of record of the Common Stock.
Following is a list by fiscal quarters of the sales prices of the stock:

	Sales Prices
2014	High	Low
4th Quarter	$59.45	$45.30
3rd Quarter	$53.08	$46.98
2nd Quarter	$48.13	$39.57
1st Quarter	$43.06	$38.62

	Sales Prices
2013	High	Low
4th Quarter	$42.33	$37.16
3rd Quarter	$39.23	$30.64
2nd Quarter	$37.75	$31.08
1st Quarter	$37.59	$32.22
Cash dividends of $.18 per share were declared and paid in each quarter of 2014. Cash dividends of $.16 per share were declared and paid in each quarter of 2013.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (c)
October 1, 2014 to October 31, 2014	4,995	(a)	$50.84	—	5,548,243
November 1, 2014 to November 30, 2014	—		—	—	5,548,243
December 1, 2014 to December 31, 2014	984,635	(b)	$57.78	792,491	4,755,752
Total October 1, 2014 to December 31, 2014	989,630			792,491

(a)	Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(b)	Includes 192,144 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(c)
Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 98,000,000 shares have been authorized for repurchase of which 93,244,248 shares have been repurchased as of December 31, 2014.

The remainder of the information required by this item is incorporated by reference to Part III, Item 12 of this Form 10-K.

Stock Performance Graph
The following graph compares, through December 31, 2014, the cumulative total return of the Company’s Common Stock, an index of certain publicly traded employment services companies, and the S&P 500. The graph assumes the investment of $100 at the beginning of the period depicted in the chart and reinvestment of all dividends. The information presented in the graph was obtained by the Company from outside sources it considers to be reliable but has not been independently verified by the Company.

$300
$250
$200
$150
$100
$50
$0
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
Robert Half International Inc.
S&P 500 Index
Peer Group(a)

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

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Income Statement Data:
Net service revenues	$4,695,014	$4,245,895	$4,111,213	$3,776,976	$3,175,093
Direct costs of services, consisting of payroll, payroll taxes, benefit costs and reimbursable expenses	2,772,098	2,522,803	2,462,153	2,287,374	1,981,060
Gross margin	1,922,916	1,723,092	1,649,060	1,489,602	1,194,033
Selling, general and administrative expenses	1,425,734	1,324,815	1,305,614	1,240,184	1,079,033
Amortization of intangible assets	557	1,700	398	153	411
Interest income, net	(724)	(1,002)	(1,197)	(951)	(579)
Income before income taxes	497,349	397,579	344,245	250,216	115,168
Provision for income taxes	191,421	145,384	134,303	100,294	49,099
Net income	$305,928	$252,195	$209,942	$149,922	$66,069
Net income available to common stockholders	$305,928	$252,192	$208,867	$147,772	$63,729

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Net Income Per Share:
Basic	$2.28	$1.85	$1.51	$1.05	$.45
Diluted	$2.26	$1.83	$1.50	$1.04	$.44
Shares:
Basic	134,358	136,153	138,201	140,479	142,833
Diluted	135,541	137,589	139,409	141,790	144,028
Cash Dividends Declared Per Share	$.72	$.64	$.60	$.56	$.52

	December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Total assets	$1,647,267	$1,490,271	$1,381,271	$1,311,836	$1,273,984
Notes payable and other indebtedness, less current portion	$1,159	$1,300	$1,428	$1,545	$1,656
Stockholders’ equity	$979,858	$919,643	$842,011	$800,505	$834,371

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
Accounts Receivable Allowances.    The Company maintains allowances for estimated losses resulting from (i) the inability of its customers to make required payments, (ii) temporary placement sales adjustments, and (iii) permanent placement candidates not remaining with the client through the 90-day guarantee period, commonly referred to as “fall offs”. The Company establishes these allowances based on its review of customers’ credit profiles, historical loss statistics and current trends. The adequacy of these allowances is reviewed each reporting period. Historically, the Company’s actual losses and credits have been consistent with these allowances. As a percentage of gross accounts receivable, the Company’s accounts receivable allowances totaled 4.4% and 4.7% as of December 31, 2014 and 2013, respectively. As of December 31, 2014, a five-percentage point deviation in the Company’s accounts receivable allowances balance would have resulted in an increase or decrease in the allowance of $1.5 million. Although future results cannot always be predicted by extrapolating past results, management believes that it is reasonably likely that future results will be consistent with historical trends and experience. However, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or if unexpected events or significant future changes in trends were to occur, additional allowances may be required.
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
The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. Valuation allowances of $29.6 million and $37.0 million were recorded as of December 31, 2014 and 2013, respectively. The valuation allowances recorded related primarily to net operating losses in certain foreign operations. If such losses are ultimately utilized to offset future operating income, the Company will recognize a tax benefit up to the full amount of the related valuation reserve.
While management believes that its judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may materially affect the future financial results of the Company.
Goodwill Impairment.    The Company assesses the impairment of goodwill annually in the second quarter, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance. The Company completed its annual goodwill impairment analysis as of June 30, 2014, and determined that no adjustment to the carrying value of goodwill was required. There were no events or changes in circumstances during the six months ended December 31, 2014 that caused the Company to perform an interim impairment assessment.
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
The Company’s reporting units are Accountemps, Robert Half Finance & Accounting, OfficeTeam, Robert Half Technology, Robert Half Management Resources and Protiviti, which had goodwill balances at December 31, 2014, of $127.0 million, $26.4 million, $0.0 million, $7.0 million, $0.0 million and $39.1 million, respectively, totaling $199.5 million. There were no changes to the Company’s reporting units or to the allocations of goodwill by reporting unit for the year ended December 31, 2014.
The goodwill impairment assessment is based upon a discounted cash flow analysis. The estimate of future cash flows is based upon, among other things, a discount rate and certain assumptions about expected future operating performance. The discount rate for all reporting units was determined by management based on estimates of risk free interest rates, beta and market risk premiums. The discount rate used was compared to the rate published in various third party research reports, which indicated that the rate was within a range of reasonableness. The primary assumptions related to future operating performance include revenue growth rates and profitability levels. In addition, the impairment assessment requires that management make certain judgments in allocating shared assets and liabilities to the balance sheets of the reporting units. Solely for purposes of establishing inputs for the fair value calculations described above related to its annual goodwill impairment testing, the Company made the following assumptions. The Company assumed that year-to-date trends through the date of the last assessment would continue for all reporting units through 2014, using unique assumptions for each reporting unit. In addition, the Company applied profitability assumptions consistent with each reporting unit’s historical trends at various revenue levels and, for years 2016 and beyond, used a 5% growth factor. This rate is comparable to the Company’s most recent ten-year annual compound revenue growth rate. The future cash flows used to calculate fair value go out a total of 10 years with a terminal value calculation at the end of the 10 year period. In its most recent calculation, the Company used a 10.2% discount rate, which is slightly lower than the 10.5% discount rate used for the Company’s test during the second quarter of 2013. This decrease in discount rate is attributable to decreases in the risk free rate, beta and equity market risk premium.
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
Workers’ Compensation.    Except for states which require participation in state-operated insurance funds, the Company retains the economic burden for the first $0.5 million per occurrence in workers’ compensation claims. Workers’ compensation includes ongoing healthcare and indemnity coverage for claims and may be paid over numerous years following the date of injury. Claims in excess of $0.5 million are insured. Workers’ compensation expense includes the insurance premiums for claims in excess of $0.5 million, claims administration fees charged by the Company’s workers’ compensation administrator, premiums paid to state-operated insurance funds, and an estimate for the Company’s liability for Incurred But Not Reported (“IBNR”) claims and for the ongoing development of existing claims. Total workers’ compensation expense was $5.7 million, $7.0 million and $10.9 million, representing 0.16%, 0.22% and 0.36% of applicable U.S. revenue for the years ended December 31, 2014, 2013 and 2012, respectively.
The reserves for IBNR claims and for the ongoing development of existing claims in each reporting period include estimates. The Company has established reserves for workers’ compensation claims using loss development rates which are estimated using periodic third party actuarial valuations based upon historical loss statistics which include the Company’s historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future results. Based on the Company’s results for the year ended December 31, 2014, a five-percentage point deviation in the Company’s estimated loss development rates would have resulted in an increase or decrease in the reserve of $0.2 million.
Stock-based Compensation.    Under various stock plans, officers, employees and outside directors have received or may receive grants of restricted stock, stock units, stock appreciation rights or options to purchase common stock.
The Company recognizes compensation expense equal to the grant-date fair value for all stock-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to performance conditions, in which case the Company recognizes compensation expense over the requisite service period of each separate vesting tranche. The Company determines the grant-date fair value of its restricted stock and stock unit awards using the fair market value of its stock on the grant date, unless the awards are subject to market conditions, in which case the Company utilizes a binomial-lattice model (i.e., Monte Carlo simulation model). The Monte Carlo simulation model utilizes multiple input variables to determine the stock-based compensation expense. For grants with market conditions made in the year ended December 31, 2014, the Company utilized an historical volatility of 31.55%, a 0% dividend yield and a risk-free interest rate of 0.79%. The historical volatility was based on the most recent 2.75-year period for the Company and the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest rate is equal to the yield, as of the measurement date, of the zero-coupon U.S. Treasury bill that is commensurate with the remaining performance measurement period.
No stock appreciation rights have been granted under the Company’s existing stock plans. The Company has not granted any options to purchase common stock since 2006.
For the years ended December 31, 2014, 2013 and 2012, compensation expense related to restricted stock and stock units was $40.8 million, $38.9 million and $41.5 million, respectively, of which $11.7 million, $9.9 million and $11.4 million was related to grants made in 2014, 2013 and 2012, respectively. Based on the Company’s results for the year ended December 31,

2014, a one-percentage point deviation in the estimated forfeiture rates would have resulted in a $0.4 million increase or decrease in compensation expense related to restricted stock and stock units.
Recent Accounting Pronouncements
See Note B—“New Accounting Pronouncements” to the Company’s Consolidated Financial Statements included under Part II—Item 8 of this report.
Results of Operations
Demand for the Company’s temporary and permanent staffing services and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Correspondingly, results of operations were positively impacted by improving global economic conditions during 2014. Because of the inherent difficulty in predicting economic trends and the absence of material long-term contracts in any of our business units, future demand for the Company’s services cannot be forecast with certainty. The Company believes it is well positioned to benefit in the current United States macro environment. The Company is making investments in people and infrastructure to support business expansion, and is confident in the ability of its field and corporate leadership teams to grow the business.
The Company’s temporary and permanent staffing services business has 341 offices in 42 states, the District of Columbia and 18 foreign countries, while Protiviti has 57 offices in 23 states and 11 foreign countries.
Because fluctuations in foreign currency exchange rates have an impact on the Company’s results, the Company provides selected growth percentages below on a constant-currency basis. Constant-currency percentages are calculated using as-reported amounts which have been retranslated using foreign currency exchange rates from the prior year’s comparable period.
Non-GAAP Financial Measures
The financial results of the Company are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the rules of the SEC. To help readers understand the Company’s financial performance, the Company supplements its GAAP financial results with revenue growth rates derived from non-GAAP revenue amounts. Variations in the Company’s financial results include the impact of changes in foreign currency exchange rates and billing days. The Company provides “same billing days and constant currency” revenue growth calculations to remove the impact of these items. These calculations show the year-over-year revenue growth rates for the Company’s reportable segments on both a reported basis and also on a same day, constant-currency basis for global, U.S. and international operations. The Company has provided this data because management believes it better reflects the Company’s actual revenue growth rates and aids in evaluating revenue trends over time. The Company expresses year-over-year revenue changes as calculated percentages using the same number of billing days and constant currency exchange rates.
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

Years ended December 31, 2014 and 2013
Revenues.    The Company’s revenues were $4.70 billion for the year ended December 31, 2014, increasing by 10.6% compared to $4.25 billion for the year ended December 31, 2013. Revenues from foreign operations represented 23% and 24% of total revenues for the years ended December 31, 2014 and 2013, respectively. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services. In 2014, revenues for all three of the Company’s reportable segments were up compared to 2013. Results were strongest domestically with broad-based revenue expansion across the Company’s staffing and consulting operations. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing services revenues were $3.68 billion for the year ended December 31, 2014, increasing by 9.1% compared to revenues of $3.37 billion for the year ended December 31, 2013. On a same-day, constant-currency basis, temporary and consultant staffing services revenues increased 9.5% for 2014, compared to 2013. In the U.S., 2014 revenues increased 10.6% on both an as reported and a same-day basis, compared to 2013. For the Company’s international operations, 2014 revenues increased 4.2% and on a same-day, constant-currency basis increased 5.9%, compared to 2013.
Permanent placement staffing revenues were $395 million for the year ended December 31, 2014, increasing by 13.5% compared to revenues of $348 million for the year ended December 31, 2013. On a same-day, constant-currency basis, permanent placement revenues increased 14.3% for 2014 compared to 2013. In the U.S., 2014 revenues increased 17.8% on both an as reported and same-day basis, compared to 2013. For the Company’s international operations, 2014 revenues increased 6.3%, and on a same-day, constant-currency basis increased 8.5%, compared to 2013. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue.
Risk consulting and internal audit services revenues were $624 million for the year ended December 31, 2014, increasing by 18.1% compared to revenues of $528 million for the year ended December 31, 2013. On a same-day, constant-currency basis, risk consulting and internal audit services revenues increased 17.5% for 2014 compared to 2013. In the U.S., 2014 revenues increased 21.9%, or 21.0% on a same-day basis, compared to 2013. For the Company’s international operations, 2014 revenues increased 3.8% and on a same-day, constant-currency basis increased 4.1%, compared to 2013.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the year ended December 31, 2014, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	9.1%	10.6%	4.2%
Billing Days Impact	0.0%	0.0%	0.0%
Currency Impact	0.4%	—	1.7%
Same Billing Days and Constant Currency	9.5%	10.6%	5.9%
Permanent placement staffing
As Reported	13.5%	17.8%	6.3%
Billing Days Impact	0.0%	0.0%	0.0%
Currency Impact	0.8%	—	2.2%
Same Billing Days and Constant Currency	14.3%	17.8%	8.5%
Risk consulting and internal audit services
As Reported	18.1%	21.9%	3.8%
Billing Days Impact	-0.8%	-0.9%	-0.8%
Currency Impact	0.2%	—	1.1%
Same Billing Days and Constant Currency	17.5%	21.0%	4.1%
Gross Margin.    The Company’s gross margin dollars were $1.92 billion for the year ended December 31, 2014, up 11.6% from $1.72 billion for the year ended December 31, 2013. For 2014 compared to 2013, gross margin dollars for all three of the Company’s reportable segments increased. Gross margin dollars as a percentage of revenues increased for both the

Company’s temporary and consultant staffing services segment and the risk consulting and internal audit services segment on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and benefit costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $1.35 billion for the year ended December 31, 2014 , up 10.2% from $1.22 billion for the year ended December 31, 2013. As a percentage of revenues, gross margin dollars for temporary and consultant staffing services were 36.6% in 2014, up from 36.2% in 2013. This year-over-year improvement in gross margin percentage was primarily attributable to higher conversion revenues and lower fringe costs in 2014 compared to 2013. Conversion revenues are earned when a temporary position converts to a permanent position. As there are no direct costs related to conversion revenues, the gross margin percentage is favorably impacted as the mix of conversion revenues increases. Fringe costs are primarily composed of payroll taxes and benefit costs for temporary employees.
Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $394 million for the year ended December 31, 2014, up 13.5% from $348 million for the year ended December 31, 2013. Because reimbursable expenses for permanent placement staffing services are de minimis, the increase in gross margin dollars is substantially explained by the increase in revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $183 million for the year ended December 31, 2014, up 18.5% from $155 million for the year ended December 31, 2013. As a percentage of revenues, gross margin dollars for risk consulting and internal audit services were 29.4% in 2014, up from 29.3% in 2013.
Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The Company’s selling, general and administrative expenses were $1.43 billion for the year ended December 31, 2014, up 7.6% from $1.32 billion for the year ended December 31, 2013. As a percentage of revenues, the Company’s selling, general and administrative expenses were 30.4% for 2014, down from 31.2% for 2013. In 2014, selling, general and administrative expenses increased for all three of the Company’s reportable segments compared to 2013. As percentage of revenue, selling, general and administrative expenses for all three of the Company’s reportable segments decreased in 2014 compared to 2013. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $987 million for the year ended December 31, 2014, up 7.3% from $920 million for the year ended December 31, 2013. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 26.8% in 2014, down from 27.3% in 2013. For 2014 compared to 2013, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to an improvement in leverage resulting from higher revenue in 2014 .
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $316 million for the year ended December 31, 2014, up 7.8% from $293 million for the year ended December 31, 2013. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 80.1% in 2014, down from 84.3% in 2013. For 2014 compared to 2013, decreases in field compensation, administrative compensation and fixed overhead drove the overall decrease as a percentage of revenues.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $123 million for the year ended December 31, 2014, up 9.8% from $112 million for the year ended December 31, 2013. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 19.7% in 2014, down from 21.2% in 2013. For 2014 compared to 2013, improved leverage in general and administrative expenses, as a result of higher revenue, drove the overall decrease as a percentage of revenues.
Operating Income.    The Company’s total operating income was $497 million, or 10.6% of revenues, for the year ended December 31, 2014, up 24.8% from $398 million, or 9.4% of revenues, for the year ended December 31, 2013. For the Company’s temporary and consultant staffing services division, operating income was $359 million, or 9.8% of applicable revenues, up 19.0% from $301 million, or 8.9% of applicable revenues, in 2013. For the Company’s permanent placement staffing division, operating income was $78 million, or 19.9% of applicable revenues, up 44.0% from operating income of $54 million, or 15.6% of applicable revenues, in 2013. For the Company’s risk consulting and internal audit services division, operating income was $60 million, or 9.7% of applicable revenues, up 41.2% from operating income of $43 million, or 8.1% of applicable revenues, in 2013.
Provision for income taxes.    The provision for income taxes was 38.5% and 36.6% for the years ended December 31, 2014 and 2013, respectively. The 2014 increase is primarily due to fewer available foreign tax benefits and a decrease in federal tax credits.
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
Risk consulting and internal audit services revenues were $528 million for the year ended December 31, 2013 increasing by 16.7% compared to revenues of $453 million for the year ended December 31, 2012. On a same-day, constant-currency basis, risk consulting and internal audit services revenues increased 18.0% for 2013 compared to 2012. Contributing to the increase was higher demand in the U.S. In the U.S., 2013 revenues increased 20.5%, or 21.1% on a same-day basis, compared to 2012. For the Company’s international operations, 2013 revenues increased 4.2% and on a same-day, constant-currency basis increased 8.1%, compared to 2012.

A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the year ended December 31, 2013, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	1.4%	4.1%	-6.7%
Billing Days Impact	0.2%	0.2%	0.2%
Currency Impact	0.0%	—	0.0%
Same Billing Days and Constant Currency	1.6%	4.3%	-6.5%
Permanent placement staffing
As Reported	4.0%	12.5%	-7.5%
Billing Days Impact	0.2%	0.2%	0.2%
Currency Impact	0.9%	—	2.0%
Same Billing Days and Constant Currency	5.1%	12.7%	-5.3%
Risk consulting and internal audit services
As Reported	16.7%	20.5%	4.2%
Billing Days Impact	0.5%	0.6%	0.5%
Currency Impact	0.8%	—	3.4%
Same Billing Days and Constant Currency	18.0%	21.1%	8.1%

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
Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and benefit costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $1.22 billion for the year ended December 31, 2013, up 1.9% from $1.20 billion for the year ended December 31, 2012. As a percentage of revenues, gross margin dollars for temporary and consultant staffing services were 36.2% in 2013, up from 36.0% in 2012.
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
Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $155 million for the year ended December 31, 2013, up 32.0% from $117 million for the year ended December 31, 2012. As a percentage of revenues, gross margin dollars for risk consulting and internal audit services were 29.3% in 2013, up from 25.9% in 2012. The increase in 2013 gross margin percentage was primarily the result of higher staff utilization rates. Utilization is the relationship of the time spent on client engagements to the total time available for the Company's risk consulting and internal audit services staff.
Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The Company’s selling, general and administrative expenses were $1.32 billion for the year ended December 31, 2013, up 1.5% from $1.31 billion for the year ended December 31, 2012. As a percentage of revenues, the Company’s selling, general and administrative expenses were 31.2% for 2013, down from 31.8% for 2012. For 2013 compared to 2012, selling, general and administrative expenses decreased for the Company’s temporary and consultant segment and increased for the Company's permanent placement staffing services and risk consulting and internal audit services segments. Selling, general and administrative expenses as a percentage of revenues decreased for the Company’s temporary and consultant and risk consulting and internal audit services segments and increased for the Company’s permanent placement staffing services segment in 2013 compared to 2012. Contributing factors for each reportable segment are discussed below in further detail.
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
Liquidity and Capital Resources
The change in the Company’s liquidity during the years ended December 31, 2014, 2013 and 2012, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and payment of dividends.
Cash and cash equivalents were $287 million, $276 million and $288 million at December 31, 2014, 2013 and 2012, respectively. Operating activities provided $341 million during the year ended December 31, 2014, offset by $89 million and $230 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $309 million during the year ended December 31, 2013, partially offset by $98 million and $220 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $289 million during the year ended December 31, 2012, offset by $73 million and $210 million of net cash used in investing activities and financing activities, respectively.
Operating activities—Net cash provided by operating activities for the year ended December 31, 2014, was composed of net income of $306 million adjusted for non-cash items of $90 million, offset by net cash used in changes in working capital of $55 million. Net cash provided by operating activities for the year ended December 31, 2013, was composed of net income of $252 million adjusted for non-cash items of $74 million, offset by net cash used in changes in working capital of $17 million. Net cash provided by operating activities for the year ended December 31, 2012, was composed of net income of $210 million adjusted for non-cash items of $74 million, and net cash provided by changes in working capital of $5 million.
Investing activities—Cash used in investing activities for the year ended December 31, 2014, was $89 million. This was primarily composed of capital expenditures of $63 million and deposits to trusts for employee deferred compensation plans of

$26 million. Cash used in investing activities for the year ended December 31, 2013, was $98 million. This was primarily composed of capital expenditures of $54 million and deposits to trusts for employee deferred compensation plans of $44 million. Cash used in investing activities for the year ended December 31, 2012, was $73 million. This was primarily composed of capital expenditures of $50 million, deposits to trusts for employee deferred compensation plans of $9 million and payments for acquisitions, net of cash acquired of $14 million.
Financing activities—Cash used in financing activities for the year ended December 31, 2014, was $230 million. This included repurchases of $154 million in common stock and $97 million in cash dividends to stockholders, offset by the proceeds of $14 million from exercises of stock options and the excess tax benefits from stock-based compensation of $7 million. Cash used in financing activities for the year ended December 31, 2013, was $220 million. This included repurchases of $168 million in common stock, $89 million in cash dividends to stockholders and $4 million of payments of notes payable and other indebtedness, offset by proceeds of $33 million from exercises of stock options and the excess tax benefits from stock-based compensation of $8 million. Cash used in financing activities for the year ended December 31, 2012, was $210 million. This included repurchases of $177 million in common stock and $84 million in cash dividends to stockholders, offset by proceeds of $43 million from exercises of stock options and the excess tax benefits from stock-based compensation of $8 million.
As of December 31, 2014, the Company is authorized to repurchase, from time to time, up to 4.8 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the years ended December 31, 2014, 2013 and 2012, the Company repurchased approximately 3.3 million shares, 3.3 million shares and 4.7 million shares of common stock on the open market for a total cost of $162 million, $118 million and $133 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the years ended December 31, 2014, 2013 and 2012, such repurchases totaled approximately 0.5 million shares, 1.2 million shares and 1.7 million shares at a cost of $22 million, $44 million and $50 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital at December 31, 2014, included $287 million in cash and cash equivalents. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
On February 11, 2015, the Company announced a quarterly dividend of $0.20 per share to be paid to all shareholders of record on February 25, 2015. The dividend will be paid on March 13, 2015.
The Company’s cash flows generated from operations are also the primary source for funding various contractual obligations. The table below summarizes the Company’s major commitments as of December 31, 2014 (in thousands):

	Payments due by period
Contractual Obligations	2015	2016 and 2017	2018 and 2019	Thereafter	Total
Long-term debt obligations	$252	$505	$505	$505	$1,767
Operating lease obligations	84,458	118,587	63,193	77,567	343,805
Purchase obligations	42,632	33,758	412	13	76,815
Other liabilities	1,288	2,143	1,262	9,524	14,217
Total	$128,630	$154,993	$65,372	$87,609	$436,604
Long-term debt obligations consist of promissory notes and related interest as well as other forms of indebtedness issued in connection with certain acquisitions and other payment obligations. Operating lease obligations consist of minimum rental commitments for 2015 and thereafter under non-cancelable leases in effect at December 31, 2014. Purchase obligations consist of purchase commitments primarily related to telecom service agreements, software licenses and subscriptions, and computer hardware and software maintenance agreements. Other liabilities consist of asset retirement and deferred compensation obligations.
The above table does not reflect $4.6 million of gross unrecognized tax benefits which the Company has accrued for uncertain tax positions in accordance with FASB authoritative guidance. As of December 31, 2014, the Company classified $2.2 million of its unrecognized tax benefits as a current liability, as these amounts are expected to be resolved in the next twelve months. The remaining $2.4 million of unrecognized tax benefits have been classified as a non-current liability, as a reasonably reliable estimate of the period of future payments, if any, could not be determined.
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
For the year ended December 31, 2014, approximately 23% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, and Australian dollar have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.
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

Item 8. Financial Statements and Supplementary Data
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share amounts)

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$287,119	$275,764
Accounts receivable, less allowances of $30,544 and $27,261	657,676	551,905
Current deferred income taxes	133,151	112,881
Other current assets	245,337	231,978
Total current assets	1,323,283	1,172,528
Goodwill	199,488	200,833
Other intangible assets, net	—	556
Property and equipment, net	121,754	112,644
Other assets	2,742	3,710
Total assets	$1,647,267	$1,490,271
LIABILITIES
Accounts payable and accrued expenses	$175,107	$139,683
Accrued payroll and benefit costs	448,115	396,042
Current portion of notes payable and other indebtedness	140	128
Total current liabilities	623,362	535,853
Notes payable and other indebtedness, less current portion	1,159	1,300
Other liabilities	42,888	33,475
Total liabilities	667,409	570,628
Commitments and Contingencies (Note I)
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 135,134,064 and 137,466,421 shares	135	137
Capital surplus	928,157	868,120
Accumulated other comprehensive income	14,730	38,071
Retained earnings	36,836	13,315
Total stockholders’ equity	979,858	919,643
Total liabilities and stockholders’ equity	$1,647,267	$1,490,271

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Net service revenues	$4,695,014	$4,245,895	$4,111,213
Direct costs of services, consisting of payroll, payroll taxes, benefit costs and reimbursable expenses	2,772,098	2,522,803	2,462,153
Gross margin	1,922,916	1,723,092	1,649,060
Selling, general and administrative expenses	1,425,734	1,324,815	1,305,614
Amortization of intangible assets	557	1,700	398
Interest income, net	(724)	(1,002)	(1,197)
Income before income taxes	497,349	397,579	344,245
Provision for income taxes	191,421	145,384	134,303
Net income	$305,928	$252,195	$209,942
Net income available to common stockholders—diluted	$305,928	$252,192	$208,867
Net income per share (Note L):
Basic	$2.28	$1.85	$1.51
Diluted	$2.26	$1.83	$1.50
Shares:
Basic	134,358	136,153	138,201
Diluted	135,541	137,589	139,409
Cash dividends declared per share	$.72	$.64	$.60

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2014	2013	2012
COMPREHENSIVE INCOME:
Net income	$305,928	$252,195	$209,942
Foreign currency translation adjustments, net of tax	(23,341)	(5,708)	2,892
Total comprehensive income	$282,587	$246,487	$212,834

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
COMMON STOCK—SHARES:
Balance at beginning of period	137,466	139,439	142,086
Net issuances of restricted stock	938	1,091	1,443
Repurchases of common stock	(3,798)	(4,461)	(6,350)
Exercises of stock options	528	1,397	2,260
Balance at end of period	135,134	137,466	139,439
COMMON STOCK—PAR VALUE:
Balance at beginning of period	$137	$139	$142
Net issuances of restricted stock	1	1	1
Repurchases of common stock	(4)	(4)	(6)
Exercises of stock options	1	1	2
Balance at end of period	$135	$137	$139
CAPITAL SURPLUS:
Balance at beginning of period	$868,120	$798,093	$759,476
Net issuances of restricted stock at par value	(1)	(1)	(1)
Repurchases of common stock—excess over par value	—	—	(7,715)
Cash dividends ($.64 per share and $.60 per share)	—	(12,256)	(49,971)
Stock-based compensation expense	40,821	38,867	41,464
Exercises of stock options—excess over par value	14,323	33,285	42,936
Tax impact of equity incentive plans	4,894	10,132	11,904
Balance at end of period	$928,157	$868,120	$798,093
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$38,071	$43,779	$40,887
Foreign currency translation adjustments, net of tax	(23,341)	(5,708)	2,892
Balance at end of period	$14,730	$38,071	$43,779
RETAINED EARNINGS:
Balance at beginning of period	$13,315	$—	$—
Net income	305,928	252,195	209,942
Repurchases of common stock—excess over par value	(183,969)	(162,029)	(175,015)
Cash dividends ($.72 per share, $.64 per share and $.60 per share)	(98,438)	(76,851)	(34,927)
Balance at end of period	$36,836	$13,315	$—

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$305,928	$252,195	$209,942
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	557	1,700	398
Depreciation expense	49,124	47,072	48,326
Stock-based compensation expense—restricted stock and stock units	40,821	38,867	41,464
Excess tax benefits from stock-based compensation	(7,174)	(8,103)	(8,475)
Deferred income taxes	(3,643)	(13,259)	(14,993)
Provision for doubtful accounts	9,825	7,467	7,133
Changes in assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(134,917)	(47,699)	(21,354)
Increase in accounts payable, accrued expenses, accrued payroll and benefit costs	71,740	38,356	16,672
Increase (decrease) in income taxes payable	16,359	(11,927)	15,160
Change in other assets, net of change in other liabilities	(7,922)	4,548	(5,096)
Net cash flows provided by operating activities	340,698	309,217	289,177
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	—	—	(14,393)
Capital expenditures	(62,830)	(53,725)	(50,056)
Payments to trusts for employee deferred compensation plans	(25,811)	(44,052)	(8,577)
Net cash flows used in investing activities	(88,641)	(97,777)	(73,026)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(153,821)	(167,975)	(176,794)
Cash dividends paid	(97,604)	(89,187)	(84,129)
Decrease in notes payable and other indebtedness	(128)	(4,496)	(107)
Excess tax benefits from stock-based compensation	7,174	8,103	8,475
Proceeds from exercises of stock options	14,324	33,285	42,939
Net cash flows used in financing activities	(230,055)	(220,270)	(209,616)
Effect of exchange rate changes on cash and cash equivalents	(10,647)	(3,041)	1,764
Net increase (decrease) in cash and cash equivalents	11,355	(11,871)	8,299
Cash and cash equivalents at beginning of period	275,764	287,635	279,336
Cash and cash equivalents at end of period	$287,119	$275,764	$287,635

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$330	$315	$405
Income taxes, net of refunds	$178,375	$168,407	$136,023
Non-cash items:
Stock repurchases awaiting settlement	$30,152	$—	$5,942

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A—Summary of Significant Accounting Policies
Nature of Operations.    Robert Half International Inc. (the “Company”) provides specialized staffing and risk consulting services through such divisions as Accountemps®, Robert Half® Finance & Accounting, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group®, and Protiviti®. The Company, through its Accountemps, Robert Half Finance & Accounting, and Robert Half Management Resources divisions, is a specialized provider of temporary, full-time, and senior-level project professionals in the fields of accounting and finance. OfficeTeam specializes in highly skilled temporary administrative support professionals. Robert Half Technology provides project and full-time technology professionals. Robert Half Legal provides temporary, project, and full-time staffing of lawyers, paralegals and legal support personnel. The Creative Group provides interactive, design, marketing, advertising and public relations professionals. Protiviti is a global consulting firm that helps companies solve problems in finance, technology, operations, governance, risk and internal audit, and is a wholly-owned subsidiary of the Company. Revenues are predominantly derived from specialized staffing services. The Company operates in North America, South America, Europe, Asia and Australia. The Company is a Delaware corporation.
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
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of December 31, 2014, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses and income and other taxes. Management estimates are also utilized in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions.
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
Costs of Services.    Direct costs of temporary and consultant staffing services consist of payroll, payroll taxes and benefit costs for the Company’s temporary employees, as well as reimbursable expenses. Direct costs of permanent placement staffing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note A—Summary of Significant Accounting Policies (continued)

services consist of reimbursable expenses. Risk consulting and internal audit costs of services include professional staff payroll, payroll taxes and benefit costs, as well as reimbursable expenses.
Advertising Costs.    The Company expenses all advertising costs as incurred. Advertising costs for the years ended December 31, 2014, 2013 and 2012, are reflected in the following table (in thousands):

	Years Ended December 31,
	2014	2013	2012
Advertising Costs	$42,335	$38,845	$42,256
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
Goodwill and Intangible Assets.    Goodwill and intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment analysis as of June 30 in each of the three years ended December 31, 2014, and determined that no adjustment to the carrying value of goodwill was required. There were no events or changes in circumstances during the six months ended December 31, 2014 that caused the Company to perform an interim impairment assessment.
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
The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. Valuation allowances of $29.6 million and $37.0 million were recorded as of December 31, 2014 and 2013, respectively. The valuation allowances recorded related primarily to net operating losses in certain foreign operations. If such losses are ultimately utilized to offset future operating income, the Company will recognize a tax benefit up to the full amount of the valuation reserve.
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
Internal-use Software.    The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. Internal-use software development costs capitalized for the years ended December 31, 2014, 2013 and 2012, are reflected in the following table (in thousands):

	Years Ended December 31,
	2014	2013	2012
Internal-use software development costs	$24,367	$13,027	$19,083

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B—New Accounting Pronouncements
Income Taxes.    In September 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance in regards to the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendment states that an unrecognized tax benefit or a portion of the unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This authoritative guidance is to be applied for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance in 2014 did not have an impact on the Company’s Financial Statements.
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
Note C—Other Current Assets
Other current assets consisted of the following (in thousands):

	December 31,
	2014	2013
Deposits in trusts for employee deferred compensation plans	$172,237	$149,391
Other	73,100	82,587
	$245,337	$231,978

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note D—Goodwill
The following table sets forth the activity in goodwill from December 31, 2012, through December 31, 2014 (in thousands):

Goodwill
Balance as of December 31, 2012	$201,339
Acquisitions	13
Foreign currency translation adjustments	(519)
Balance as of December 31, 2013	$200,833
Acquisitions	—
Foreign currency translation adjustments	(1,345)
Balance as of December 31, 2014	$199,488

Note E—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	December 31,
	2014	2013
Computer hardware	$159,309	$148,541
Computer software	312,968	288,532
Furniture and equipment	105,262	111,426
Leasehold improvements	113,782	118,868
Other	9,045	11,488
Property and equipment, cost	700,366	678,855
Accumulated depreciation	(578,612)	(566,211)
Property and equipment, net	$121,754	$112,644

Note F—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	December 31,
	2014	2013
Payroll and benefits	$213,962	$184,084
Employee deferred compensation plans	181,709	150,629
Workers’ compensation	26,127	26,671
Payroll taxes	26,317	34,658
	$448,115	$396,042
Included in employee deferred compensation plans is the following (in thousands):

	December 31,
	2014	2013
Deferred compensation plan and other benefits related to the Company’s Chief Executive Officer	$79,060	$75,745

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note G—Notes Payable and Other Indebtedness
The Company issued promissory notes as well as other forms of indebtedness in connection with certain acquisitions and other payment obligations. These are due in varying installments, carry varying interest rates and, in aggregate, amounted to $1.3 million at December 31, 2014, and $1.4 million at December 31, 2013. At December 31, 2014, $1.3 million of the notes were collateralized by a standby letter of credit. The following table shows the schedule of maturities for notes payable and other indebtedness at December 31, 2014 (in thousands):

2015	$140
2016	153
2017	167
2018	183
2019	200
Thereafter	456
$1,299
At December 31, 2014, the notes carried fixed rates and the weighted average interest rate for the above was 9.0% for each of the years ended December 31, 2014, 2013 and 2012.
The Company has an uncommitted letter of credit facility (the “facility”) of up to $35.0 million, which is available to cover the issuance of debt support standby letters of credit. The Company had used $16.6 million in debt support standby letters of credit as of December 31, 2014 and $18.6 million as of December 31, 2013. Of the debt support standby letters of credit outstanding, $15.3 million as of December 31, 2014 and $17.1 million as of December 31, 2013, satisfies workers’ compensation insurer’s collateral requirements. There is a service fee of 1.125% on the used portion of the facility. The facility is subject to certain financial covenants and expires on August 31, 2015. The Company intends to renew this facility prior to its August 31, 2015 expiration.
Note H—Income Taxes
The provision (benefit) for income taxes for the years ended December 31, 2014, 2013 and 2012, consisted of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$146,633	$114,687	$99,354
State	33,054	27,358	24,339
Foreign	15,377	16,598	25,603
Deferred:
Federal and state	(4,626)	(7,759)	(15,188)
Foreign	983	(5,500)	195
	$191,421	$145,384	$134,303
Income before the provision for income taxes for the years ended December 31, 2014, 2013 and 2012, consisted of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Domestic	$449,834	$357,382	$286,537
Foreign	47,515	40,197	57,708
	$497,349	$397,579	$344,245

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note H—Income Taxes (continued)

The income taxes shown above varied from the statutory federal income tax rates for these periods as follows:

	Years Ended December 31,
	2014	2013	2012
Federal U.S. income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.2	4.3	4.0
Non-deductible expenses	0.6	0.7	0.8
Non-U.S. income taxed at different rates, net of foreign tax credits	(0.2)	(1.0)	0.7
Federal tax credits	(0.6)	(1.3)	(0.3)
Tax impact of uncertain tax positions	(0.1)	0.1	(1.2)
Valuation allowance release, net	(0.3)	(1.0)	—
Other, net	(0.1)	(0.2)	—
Effective tax rate	38.5%	36.6%	39.0%
The deferred portion of the tax provision (benefit) consisted of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Amortization of franchise rights	$514	$514	$514
Amortization of other intangibles	1,241	621	1,180
Accrued expenses, deducted for tax when paid	(14,221)	(11,190)	(13,494)
Capitalized costs for books, deducted for tax	8,809	3,019	7,395
Depreciation	(4,147)	(2,597)	(7,813)
Federal impact of unrecognized tax benefits	44	(274)	478
Foreign tax credit carryforwards	(186)	(3,449)	—
Other, net	4,303	97	(3,253)
	$(3,643)	$(13,259)	$(14,993)
The deferred income tax amounts included on the Consolidated Statements of Financial Position are composed of the following (in thousands):

	December 31,
	2014	2013
Current deferred income tax assets, net	$133,151	$112,881
Long-term deferred income tax liabilities, net	(26,807)	(10,601)
	$106,344	$102,280

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note H—Income Taxes (continued)

The components of the deferred income tax amounts at December 31, 2014 and 2013, were as follows (in thousands):

	December 31,
	2014	2013
Deferred Income Tax Assets
Provision for bad debts	$9,210	$8,012
Deferred compensation and other benefit obligations	83,065	72,227
Workers’ compensation	9,138	9,538
Stock-based compensation	14,572	12,067
Credits and net operating loss carryforwards	39,309	49,556
Other	25,316	25,953
Total deferred income tax assets	180,610	177,353
Deferred Income Tax Liabilities
Amortization of intangible assets	(25,060)	(23,305)
Property and equipment basis differences	(12,384)	(8,098)
Other	(7,261)	(6,626)
Total deferred income tax liabilities	(44,705)	(38,029)
Valuation allowance	(29,561)	(37,044)
Total deferred income tax assets, net	$106,344	$102,280
Credits and net operating loss carryforwards primarily include net operating losses in foreign countries of $29.9 million that expire in 2015 and later; foreign tax credits of $3.6 million that expire in 2024; and California enterprise zone tax credits of $5.7 million that expire in 2023. Of the $5.7 million of California enterprise zone credits, the Company expects that it will utilize $3.1 million of these credits prior to expiration.
The Company has not provided deferred income taxes or foreign withholding taxes on $3.7 million and $2.8 million of undistributed earnings of its non-U.S. subsidiaries as of December 31, 2014 and 2013, respectively, since the Company intends to reinvest these earnings indefinitely. The U.S. tax impact upon repatriation, net of foreign tax credits, would be zero for the years ended December 31, 2014 and 2013.
FASB authoritative guidance prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The literature also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The following table reconciles the total amounts of gross unrecognized tax benefits from January 1, 2012 to December 31, 2014 (in thousands):

	December 31,
	2014	2013	2012
Balance at beginning of period	$6,110	$7,097	$11,669
Gross increases—tax positions in prior years	1	559	352
Gross decreases—tax positions in prior years	(333)	(369)	(273)
Gross increases—tax positions in current year	35	38	42
Settlements	—	—	(252)
Lapse of statute of limitations	(1,240)	(1,215)	(4,441)
Balance at end of period	$4,573	$6,110	$7,097
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $0.9 million, $1.3 million and $1.0 million for 2014, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note H—Income Taxes (continued)

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The total amount of interest and penalties accrued as of December 31, 2014, is $2.5 million, including a $0.3 million reduction recorded in income tax expense during the year. The total amount of interest and penalties accrued as of December 31, 2013, was $2.8 million, including a $0.3 million reduction recorded in income tax expense during the year. The total amount of interest and penalties accrued as of December 31, 2012, was $3.1 million, including a $2.3 million reduction recorded in income tax expense during the year.
The Company believes it is reasonably possible that the settlement of certain tax uncertainties could occur within the next twelve months; accordingly, $2.2 million of the unrecognized gross tax benefit has been classified as a current liability as of December 31, 2014. This amount primarily represents unrecognized tax benefits composed of items related to assessed state income tax audits and negotiations.
The Company’s major income tax jurisdictions are the United States, Australia, Belgium, Canada, France, Germany and the United Kingdom. For U.S. federal income tax, the Company remains subject to examination for 2011 and subsequent years. For major U.S. states, with few exceptions, the Company remains subject to examination for 2010 and subsequent years. Generally, for the foreign countries, the Company remains subject to examination for 2007 and subsequent years.
Note I—Commitments and Contingencies
Rental expense, primarily for office premises, amounted to $89.9 million, $92.7 million and $96.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. The approximate minimum rental commitments for 2015 and thereafter under non-cancelable leases in effect at December 31, 2014 were as follows (in thousands):

2015	$84,458
2016	66,375
2017	52,212
2018	36,751
2019	26,442
Thereafter	77,567
$343,805
Additionally, as of December 31, 2014, the Company had future purchase commitments of approximately $76 million over the next three years primarily related to telecom service agreements, software licenses and subscriptions, and computer hardware and software maintenance agreements.
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
On March 13, 2014, Plaintiff Leonor Rodriguez, on her own behalf and on behalf of a putative class of allegedly similarly situated individuals, filed a complaint against the Company in the Superior Court of California, San Diego County. The complaint alleges that a putative class of current and former employees of the Company working in California since March 13, 2011 were denied compensation for the time they spent interviewing with clients of the Company as well as performing activities related to the interview process. Rodriguez seeks recovery on her own behalf and on behalf of the putative class in an unspecified amount for this allegedly unpaid compensation. Rodriguez also seeks recovery of an unspecified amount for the alleged failure of the Company to provide her and the putative class with accurate wage statements. Rodriguez also seeks an unspecified amount of other damages, attorneys’ fees, and statutory penalties, including but not limited to statutory penalties on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note I—Commitments and Contingencies (continued)

behalf of herself and other allegedly “aggrieved employees” as defined by California’s Labor Code Private Attorney General Act (“PAGA”). On October 10, 2014, the Court granted a motion by the Company to compel all of Rodriguez’s claims, except the PAGA claim, to individual arbitration. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding and, accordingly, no amounts have been provided in the Company’s Financial Statements. The Company believes it has meritorious defenses to the allegations and the Company intends to continue to vigorously defend against the litigation.
On September 5, 2014, Plaintiff Theresa Daniels, on behalf of herself and a putative class of salaried Recruiting Managers, filed a complaint in California Superior Court naming the Company as Defendant. The complaint alleges that salaried Recruiting Managers based in California have been misclassified under California law as exempt employees, and seeks an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees, as well as statutory penalties for alleged violations of the California Labor Code arising from such alleged misclassification. The complaint also alleges a claim under California Business and Professions Code section 17200 for unfair competition. The Plaintiff also seeks an unspecified amount for other damages, attorneys’ fees, and statutory penalties. On or about September 17, 2014, the Plaintiff provided written notice to the California Labor and Workforce Development Agency of her alleged claims. On October 27, 2014, the Plaintiff filed a First Amended Complaint adding a representative claim and request for penalties under the California Private Attorney General Act. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and accordingly, no amounts have been provided in the Company’s financial statements. The Company believes it has meritorious defenses to the allegations in this case, and the Company intends to continue to vigorously defend against the litigation.
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
Note J—Stockholders’ Equity
Stock Repurchase Program.    As of December 31, 2014, the Company is authorized to repurchase, from time to time, up to 4.8 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the years ended December 31, 2014, 2013 and 2012, are reflected in the following table (in thousands):

	Years Ended December 31,
	2014	2013	2012
Common stock repurchased (in shares)	3,336	3,305	4,689
Common stock repurchased	$161,587	$117,864	$132,691
Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. The number and the cost of employee stock plan repurchases made during the years ended December 31, 2014, 2013 and 2012, are reflected in the following table (in thousands):

	Years Ended December 31,
	2014	2013	2012
Employee stock plan repurchased (in shares)	462	1,157	1,661
Employee stock plan repurchased	$22,386	$44,169	$50,045
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for each of the three years ended December 31, 2014, 2013 and 2012 (consisting of stock option exercises and the purchase of shares for the treasury) is presented in the Consolidated Statements of Stockholders’ Equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note J—Stockholders’ Equity (continued)

Cash Dividends. The Company’s Board of Directors may at their discretion declare and pay dividends upon the shares of the Company’s stock either out of the Company’s retained earnings or capital surplus. The cash dividends declared during the years ended December 31, 2014, 2013 and 2012, are reflected in the following table:

	Years Ended December 31,
	2014	2013	2012
Cash dividends declared per share	$.72	$.64	$.60
Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus.
Note K—Stock Plans
Under various stock plans, officers, employees, and outside directors have received or may receive grants of restricted stock, stock units, stock appreciation rights or options to purchase common stock. Grants have been made at the discretion of the Committees of the Board of Directors. Grants generally vest either on a straight-line basis over four years or on a cliff basis over three years. Shares offered under the plan are authorized but unissued shares or treasury shares.
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
During the year ended December 31, 2014, the Company granted performance shares to its executives in the form of restricted stock. The shares granted contain (1) a performance condition based on target net income per share, and (2) a market condition based on Total Shareholder Return (“TSR”). The TSR market condition measures the Company’s performance against a peer group. Shares will be delivered at the end of the three year vesting and TSR performance period based on the Company’s actual performance compared to the peer group. Actual shares earned will range from fifty percent (50%) to one hundred fifty percent (150%) of the target award after any adjustment made for the performance condition. The fair value of this award was determined using a Monte Carlo simulation with the following assumptions: an historical volatility of 31.55%, 0% dividend yield and a risk-free interest rate of 0.79%. The historical volatility was based on the most recent 2.75-year period for the Company and the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note K—Stock Plans (continued)

the performance period. The risk-free interest rate is equal to the yield, as of the measurement date, of the zero-coupon U.S. Treasury bill that is commensurate with the remaining performance measurement period.
Stock-based compensation expense consisted of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Restricted stock and stock units	$40,821	$38,867	$41,464
Unrecognized compensation cost is expected to be recognized over the next four years. Total unrecognized compensation cost, net of estimated forfeitures, consisted of the following (in thousands):

	December 31,
	2014	2013	2012
Restricted stock and stock units	$54,968	$53,646	$51,877

The following table reflects activity under all stock plans from December 31, 2011 through December 31, 2014, and the weighted average exercise prices (in thousands, except per share amounts):

	Restricted Stock Plans without Market-Condition		Restricted Stock Plans with Market-Condition		Stock Option Plans
	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/ Units	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2011	2,392	$24.47	523	$33.42	4,450	$21.85
Granted	937	$27.71	517	$29.53	—	—
Exercised	—	—	—	—	(2,260)	$19.00
Restrictions lapsed	(1,550)	$22.20	(240)	$33.42	—	—
Forfeited	(42)	$24.26	(42)	$33.42	(99)	$24.74
Outstanding, December 31, 2012	1,737	$28.25	758	$30.77	2,091	$24.80
Granted	688	$35.34	400	$42.04	—	—
Exercised	—	—	—	—	(1,397)	$23.82
Restrictions lapsed	(1,087)	$28.53	(259)	$29.53	—	—
Forfeited	(21)	$31.29	—	—	(62)	$20.48
Outstanding, December 31, 2013	1,317	$31.68	899	$36.58	632	$27.41
Granted	585	$41.60	335	$50.09	—	—
Exercised	—	—	—	—	(528)	$27.12
Restrictions lapsed	(712)	$31.96	—	—	—	—
Forfeited	(25)	$32.82	—	—	(27)	$27.83
Outstanding, December 31, 2014	1,165	$36.47	1,234	$40.24	77	$29.22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note K—Stock Plans (continued)

The total pre-tax intrinsic value of stock options exercised and the total fair value of shares vested during the years ended December 31, 2014, 2013 and 2012, are reflected in the following table (in thousands):

	Years Ended December 31,
	2014	2013	2012
Total pre-tax intrinsic value of stock options exercised	$9,150	$17,092	$23,678
Total fair value of shares vested	$38,566	$53,931	$55,186
The following table summarizes information about options outstanding and exercisable as of December 31, 2014 (in thousands, except number of years and per share amounts):

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable as of December 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$25.34 to $25.34	30	0.34	$25.34	$991
$30.34 to $30.34	21	0.08	$30.34	601
$32.36 to $32.36	18	1.58	$32.36	477
$33.89 to $33.89	8	0.58	$33.89	184
	77	0.59	$29.22	$2,253
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $58.38 as of December 31, 2014, which would have been received by the option holders had they exercised their in-the-money options as of that date.
At December 31, 2014, the total number of available shares to grant under the plans (consisting of either restricted stock, stock units, stock appreciation rights or options to purchase common stock) was approximately 6.5 million. All of the 77 thousand options outstanding at December 31, 2014, were exercisable with a weighted average exercise price of $29.22.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note L—Net Income Per Share
The calculation of net income per share for the three years ended December 31, 2014 is reflected in the following table (in thousands, except per share amounts):

	Years Ended December 31,
	2014	2013	2012
Basic net income per share:
Net income	$305,928	$252,195	$209,942
Income allocated to participating securities	—	3	1,081
Net income available to common stockholders	$305,928	$252,192	$208,861
Basic weighted average shares	134,358	136,153	138,201
Basic net income per share	$2.28	$1.85	$1.51
Diluted net income per share:
Net income	$305,928	$252,195	$209,942
Income allocated to participating securities	—	3	1,075
Net income available to common stockholders	$305,928	$252,192	$208,867
Basic weighted average shares	134,358	136,153	138,201
Dilutive effect of potential common shares	1,183	1,436	1,208
Diluted weighted average shares	135,541	137,589	139,409
Diluted net income per share	$2.26	$1.83	$1.50
Potential common shares include the dilutive effect of stock options, unvested performance-based restricted stock, restricted stock which contains forfeitable rights to dividends, and stock units. The weighted average diluted common shares outstanding for the years ended December 31, 2014, 2013 and 2012, excludes the effect of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Total number of anti-dilutive potential common shares	1	—	227
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note M—Business Segments (continued)

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net service revenues
Temporary and consultant staffing	$3,676,281	$3,369,840	$3,324,286
Permanent placement staffing	394,515	347,715	334,198
Risk consulting and internal audit services	624,218	528,340	452,729
	$4,695,014	$4,245,895	$4,111,213
Operating income
Temporary and consultant staffing	$358,533	$301,185	$276,826
Permanent placement staffing	78,333	54,390	55,745
Risk consulting and internal audit services	60,316	42,702	10,875
	497,182	398,277	343,446
Amortization of intangible assets	557	1,700	398
Interest income, net	(724)	(1,002)	(1,197)
Income before income taxes	$497,349	$397,579	$344,245
The Company does not report total assets by segment. The following tables represent identifiable assets by business segment (in thousands):

	December 31,
	2014	2013	2012
Accounts receivable
Temporary and consultant staffing	$403,615	$349,364	$336,468
Permanent placement staffing	115,563	100,550	88,436
Risk consulting and internal audit services	169,042	129,252	112,800
	$688,220	$579,166	$537,704

	December 31,
	2014	2013	2012
Goodwill
Temporary and consultant staffing	$133,964	$134,692	$134,756
Permanent placement staffing	26,450	26,574	26,586
Risk consulting and internal audit services	39,074	39,567	39,997
	$199,488	$200,833	$201,339

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note M—Business Segments (continued)

The Company operates internationally, with operations in North America, South America, Europe, Asia and Australia. The following tables represent revenues and long-lived assets by geographic location (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net service revenues
Domestic	$3,623,812	$3,219,820	$3,022,274
Foreign	1,071,202	1,026,075	1,088,939
	$4,695,014	$4,245,895	$4,111,213

	December 31,
	2014	2013	2012
Assets, long-lived
Domestic	$101,181	$92,252	$86,239
Foreign	20,573	20,392	21,441
	$121,754	$112,644	$107,680
Note N—Quarterly Financial Data (Unaudited)
The following tabulation shows certain quarterly financial data for 2014 and 2013 (in thousands, except per share amounts):

	Quarter
2014	1	2	3	4
Net service revenues	$1,084,342	$1,164,914	$1,224,308	$1,221,450
Gross margin	$438,495	$478,444	$505,220	$500,757
Income before income taxes	$102,014	$123,653	$138,361	$133,321
Net income	$61,551	$75,140	$85,184	$84,053
Net income available to common stockholders - diluted	$61,551	$75,140	$85,184	$84,053
Basic net income per share	$.45	$.56	$.64	$.63
Diluted net income per share	$.45	$.55	$.63	$.62

	Quarter
2013	1	2	3	4
Net service revenues	$1,023,684	$1,063,228	$1,075,119	$1,083,864
Gross margin	$410,290	$432,108	$437,478	$443,216
Income before income taxes	$89,376	$100,596	$103,713	$103,894
Net income	$55,863	$63,089	$66,358	$66,885
Net income available to common stockholders - diluted	$55,861	$63,088	$66,358	$66,885
Basic net income per share	$.41	$.46	$.49	$.49
Diluted net income per share	$.40	$.46	$.48	$.49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note O—Subsequent Events
On February 11, 2015 the Company announced the following:

Quarterly dividend per share	$.20
Declaration date	February 11, 2015
Record date	February 25, 2015
Payment date	March 13, 2015

On January 23, 2015, Plaintiff April Washington, on her own behalf and on behalf of two separate putative subclasses, filed a complaint against the Company in the Superior Court of California, San Mateo County. The complaint alleges that the Company violated the disclosure requirements of the Fair Credit Reporting Act (the “FCRA”) by: (i) procuring background checks on Plaintiff and other putative class members for employment purposes without first making all required disclosures in a standalone document; and (ii) procuring drug tests on Plaintiff and other putative class members for employment purposes without first making all required disclosures in a standalone document. Washington seeks recovery on her own behalf and on behalf of the putative subclasses in an unspecified amount for statutory damages of not less than $100 and not more than $1,000 for each class member, punitive damages, attorneys’ fees, litigation expenses, and costs. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding and, accordingly, no amounts have been provided in the Company’s Financial Statements. The Company believes it has meritorious defenses to the allegations and the Company intends to vigorously defend against the litigation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Robert Half International Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Robert Half International Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 13, 2015

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
Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Item 9B. Other Information
None.

PART III
Except as provided below in this Part III, the information required by Items 10 through 14 of Part III is incorporated by reference from Item 1 of this Report and from the registrant’s Proxy Statement, under the captions “Nomination and Election of Directors,” “Beneficial Stock Ownership,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Corporate Governance,” “The Board and Committees” and “Independent Registered Public Accounting Firm” which Proxy Statement will be mailed to stockholders in connection with the registrant’s annual meeting of stockholders which is scheduled to be held in May 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights A	Weighted average exercise price of outstanding options, warrants and rights B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by security holders	55,827	$28.79	6,504,020
Equity compensation plan not approved by security holders(a)	21,439	$30.34	—
Total	77,266	$29.22	6,504,020

(a)
This plan, by its terms, expressly prohibited any grants to directors or executive officers. The plan was terminated in May 2005, and no future grants may be made under it. The information in the table reflects shares issuable upon the exercise of options granted before the plan was terminated.

Since May 2005, all grants have been made pursuant to the Stock Incentive Plan, which was approved by stockholders in May 2005 and re-approved in May 2008, May 2011, May 2013, and May 2014. Such plan authorizes the issuance of stock options, restricted stock, stock units and stock appreciation rights to directors, executive officers and employees.
Description of Equity Plan Not Approved by Stockholders
The following plan was terminated in May 2005 and no future grants may be made under it.
StockPlus Plan. The StockPlus Plan authorized the grant of stock options to employees other than directors and executive officers. No option could have a term of more than ten years and the last outstanding options expired as of January 31, 2015.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)	1. Financial Statements
The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:
Consolidated statements of financial position at December 31, 2014 and 2013.
Consolidated statements of operations for the years ended December 31, 2014, 2013, and 2012.
Consolidated statements of comprehensive income for the years ended December 31, 2014, 2013, and 2012.
Consolidated statements of stockholders’ equity for the years ended December 31, 2014, 2013, and 2012.
Consolidated statements of cash flows for the years ended December 31, 2014, 2013, and 2012.
Notes to consolidated financial statements.
Report of independent registered public accounting firm.
Selected quarterly financial data for the years ended December 31, 2014 and 2013 are set forth in Note N—Quarterly Financial Data (Unaudited) included in Item 8 of this report.
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

*10.3	Amended and Restated Retirement Agreement between Registrant and Harold M. Messmer Jr., incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated December 7, 2006.

*10.4	Amended and Restated Deferred Compensation Plan, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

*10.5
Amended and Restated Severance Agreement dated as of February 9, 2011, between Registrant and Paul F. Gentzkow, incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

*10.6
Agreement dated as of July 31, 1995, between Registrant and Paul F. Gentzkow, incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.7	Form of Amended and Restated Severance Agreement, incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

*10.8
Form of Indemnification Agreement for Directors of the Registrant, incorporated by reference to (i) Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and (ii) Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

Exhibit No.	Exhibit
*10.9
Form of Indemnification Agreement for Executive Officers of Registrant, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.10	Senior Executive Retirement Plan, incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

*10.11
Collateral Assignment of Split Dollar Insurance Agreement, incorporated by reference to (i) Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, and (ii) Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

*10.12
Form of Part-Time Employment Agreement, as amended and restated, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014.

*10.13	Annual Performance Bonus Plan, as amended and restated, incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated May 23, 2013.

*10.14	Summary of Outside Director Cash Remuneration, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.

*10.15	Stock Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014.

*10.16
Stock Incentive Plan—Form of Restricted Share Agreement for Executive Officers effective April 15, 2013, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013.

*10.17
Stock Incentive Plan—Form of Restricted Share Agreement for Executive Officers effective through April 14, 2013, incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

*10.18
Amendment to Restricted Share Agreement dated as of May 9, 2012, between Registrant and Harold M. Messmer, Jr., incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012.

*10.19
Form of Amendment to Restricted Share Agreement dated as of May 9, 2012, incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012.

*10.20
Form of Amendment to Restricted Share Agreement dated as of November 8, 2012, incorporated by reference to Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

*10.21	Stock Incentive Plan—Form of Stock Option Agreement for Executive Officers, incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

*10.22
Stock Incentive Plan—Form of Restricted Share Agreement for Outside Directors, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.

*10.23	Stock Incentive Plan—Form of Stock Option Agreement for Outside Directors, incorporated by reference to Exhibit 99.6 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

21.1	Subsidiaries of the Registrant.

23.1	Independent Registered Public Accounting Firm’s Consent.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

Exhibit No.	Exhibit
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Rule 1350 Certification of Chief Executive Officer.

32.2	Rule 1350 Certification of Chief Financial Officer.

101.1	Part II, Item 8 of this Form 10-K formatted in XBRL.

*    Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

Date: February 13, 2015	By:	/s/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 13, 2015	By:	/s/ HAROLD M. MESSMER, JR.
Harold M. Messmer, Jr. Chairman of the Board, Chief Executive Officer, and a Director (Principal Executive Officer)

Date: February 13, 2015	By:	/s/ ANDREW S. BERWICK, JR.
Andrew S. Berwick, Jr., Director

Date: February 13, 2015	By:	/s/ BARBARA J. NOVOGRADAC
Barbara J. Novogradac, Director

Date: February 13, 2015	By:	/s/ ROBERT J. PACE
Robert J. Pace, Director

Date: February 13, 2015	By:	/s/ FREDERICK A. RICHMAN
Frederick A. Richman, Director

Date: February 13, 2015	By:	/s/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President, Chief Financial Officer and a Director (Principal Financial Officer)

Date: February 13, 2015	By:	/s/ MICHAEL C. BUCKLEY
Michael C. Buckley Executive Vice President and Treasurer (Principal Accounting Officer)

Schedule II—Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Charged to Expenses	Deductions	Translation Adjustments	Balance at End of Period
Year Ended December 31, 2012
Allowance for doubtful accounts receivable	$22,627	7,133	(3,845)	(1,063)	$24,852
Deferred tax valuation allowance	$36,334	6,558	(2,774)	(808)	$39,310
Year Ended December 31, 2013
Allowance for doubtful accounts receivable	$24,852	7,467	(4,313)	(745)	$27,261
Deferred tax valuation allowance	$39,310	7,053	(8,135)	(1,184)	$37,044
Year Ended December 31, 2014
Allowance for doubtful accounts receivable	$27,261	9,825	(3,670)	(2,872)	$30,544
Deferred tax valuation allowance	$37,044	1,742	(6,056)	(3,169)	$29,561