Form 10-Q
period 2015-03-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2015-05-08
CIK 315213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 FORM 10-Q
______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2015:
135,075,685 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share amounts)

March 31, 2015	December 31, 2014

ASSETS
Cash and cash equivalents	$260,885	$287,119
Accounts receivable, less allowances of $31,269 and $30,544	661,251	657,676
Current deferred income taxes	128,970	133,151
Other current assets	265,183	245,337
Total current assets	1,316,289	1,323,283
Goodwill	198,260	199,488
Property and equipment, net	120,348	121,754
Other assets	2,389	2,742
Total assets	$1,637,286	$1,647,267
LIABILITIES
Accounts payable and accrued expenses	$141,702	$175,107
Accrued payroll and benefit costs	430,726	448,115
Income taxes payable	35,134	—
Current portion of notes payable and other indebtedness	143	140
Total current liabilities	607,705	623,362
Notes payable and other indebtedness, less current portion	1,123	1,159
Other liabilities	43,835	42,888
Total liabilities	652,663	667,409
Commitments and Contingencies (Note F)
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 135,072,349 shares and 135,134,064 shares	135	135
Capital surplus	942,361	928,157
Accumulated other comprehensive (loss) income	(5,232)	14,730
Retained earnings	47,359	36,836
Total stockholders’ equity	984,623	979,858
Total liabilities and stockholders’ equity	$1,637,286	$1,647,267

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014

Net service revenues	$1,205,563	$1,084,342
Direct costs of services, consisting of payroll, payroll taxes, benefit costs and reimbursable expenses	711,476	645,847
Gross margin	494,087	438,495
Selling, general and administrative expenses	365,985	336,386
Amortization of intangible assets	—	333
Interest income, net	(72)	(238)
Income before income taxes	128,174	102,014
Provision for income taxes	50,252	40,463
Net income	$77,922	$61,551

Net income per share:
Basic	$.59	$.45
Diluted	$.58	$.45

Shares:
Basic	133,077	135,333
Diluted	134,286	136,161
Cash dividends declared per share	$.20	$.18

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2015	2014
COMPREHENSIVE INCOME:
Net income	$77,922	$61,551
Foreign currency translation adjustments, net of tax	(19,962)	405
Total comprehensive income	$57,960	$61,956

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
COMMON STOCK—SHARES:
Balance at beginning of period	135,134	137,466
Net issuances of restricted stock	570	747
Repurchases of common stock	(672)	(1,064)
Exercises of stock options	40	324
Balance at end of period	135,072	137,473
COMMON STOCK—PAR VALUE:
Balance at beginning of period	$135	$137
Net issuances of restricted stock	1	1
Repurchases of common stock	(1)	(1)
Balance at end of period	$135	$137
CAPITAL SURPLUS:
Balance at beginning of period	$928,157	$868,120
Net issuances of restricted stock at par value	(1)	(1)
Stock-based compensation expense	8,843	8,774
Exercises of stock options—excess over par value	1,113	8,676
Tax impact of equity incentive plans	4,249	1,127
Balance at end of period	$942,361	$886,696
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$14,730	$38,071
Foreign currency translation adjustments, net of tax	(19,962)	405
Balance at end of period	$(5,232)	$38,476
RETAINED EARNINGS:
Balance at beginning of period	$36,836	$13,315
Net income	77,922	61,551
Repurchases of common stock—excess over par value	(40,351)	(43,290)
Cash dividends ($.20 per share and $.18 per share)	(27,048)	(24,739)
Balance at end of period	$47,359	$6,837

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$77,922	$61,551
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	—	333
Depreciation expense	13,006	12,200
Stock-based compensation expense—restricted stock and stock units	8,843	8,774
Excess tax benefits from stock-based compensation	(4,256)	(707)
Deferred income taxes	8,039	2,710
Provision for doubtful accounts	2,551	3,456
Changes in assets and liabilities:
Increase in accounts receivable	(22,431)	(38,909)
Decrease in accounts payable, accrued expenses, accrued payroll and benefit costs	(23,234)	(14,230)
Increase in income taxes payable	37,504	31,320
Change in other assets, net of change in other liabilities	(13,464)	(7,273)
Net cash flows provided by operating activities	84,480	59,225
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,346)	(12,443)
Payments to trusts for employee deferred compensation plans	(7,455)	(5,283)
Net cash flows used in investing activities	(20,801)	(17,726)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(59,196)	(35,025)
Cash dividends paid	(27,375)	(24,394)
Payments for notes payable and other indebtedness	(34)	(31)
Excess tax benefits from stock-based compensation	4,256	707
Proceeds from exercises of stock options	1,113	8,676
Net cash flows used in financing activities	(81,236)	(50,067)
Effect of exchange rate changes on cash and cash equivalents	(8,677)	541
Net decrease in cash and cash equivalents	(26,234)	(8,027)
Cash and cash equivalents at beginning of period	287,119	275,764
Cash and cash equivalents at end of period	$260,885	$267,737

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Stock repurchases awaiting settlement	$11,308	$8,266

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015

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
Basis of Presentation. The unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). The comparative year-end condensed consolidated statement of financial position data presented was derived from audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the periods presented have been included. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2014, included in its annual report on Form 10-K. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for a full year.
Principles of Consolidation. The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany balances have been eliminated.
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of March 31, 2015, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, and income and other taxes. Management estimates are also utilized in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions.
Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs for the three months ended March 31, 2015 and 2014, are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2015	2014
Advertising costs	$11,064	$9,753
Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. Internal-use software development costs capitalized for the three months ended March 31, 2015 and 2014, are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2015	2014
Internal-use software development costs	$7,943	$5,892

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2015

Note B—New Accounting Pronouncements
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. In April 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance in regards to the criteria for reporting discontinued operations while also enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the authoritative guidance are effective for annual reporting periods beginning on or after December 15, 2014, and interim periods within those annual periods. The adoption of this guidance in the first quarter of 2015 did not have an impact on the Company's Financial Statements.
Revenue from Contracts with Customers. In May 2014, the FASB issued authoritative guidance that provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance.  The new guidance requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In April 2015, the FASB proposed deferring the effective date by one year.  If approved, the new guidance is effective for annual reporting periods beginning after December 15, 2017. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company is in the process of evaluating the impact of adoption of this guidance on its Financial Statements.

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  In April 2015, the FASB issued authoritative guidance designed to assist customers in their determination of whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. This guidance is effective for annual and interim periods beginning after December 15, 2015. The Company is in the process of evaluating the impact of adoption of this guidance on its Financial Statements.

Note C—Other Current Assets
Other current assets consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Deposits in trusts for employee deferred compensation plans	$182,692	$172,237
Other	82,491	73,100
	$265,183	$245,337

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2015

Note D—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Computer hardware	$151,800	$159,309
Computer software	314,462	312,968
Furniture and equipment	104,160	105,262
Leasehold improvements	110,760	113,782
Other	9,279	9,045
Property and equipment, cost	690,461	700,366
Accumulated depreciation	(570,113)	(578,612)
Property and equipment, net	$120,348	$121,754
Note E—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Payroll and benefits	$194,287	$213,962
Employee deferred compensation plans	184,768	181,709
Workers’ compensation	27,358	26,127
Payroll taxes	24,313	26,317
	$430,726	$448,115
Included in employee deferred compensation plans is the following (in thousands):

	March 31, 2015	December 31, 2014
Deferred compensation plan and other benefits related to the Company’s Chief Executive Officer	$79,082	$79,060
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
On March 13, 2014, Plaintiff Leonor Rodriguez, on her own behalf and on behalf of a putative class of allegedly similarly situated individuals, filed a complaint against the Company in the Superior Court of California, San Diego County. The complaint alleges that a putative class of current and former employees of the Company working in California since March 13, 2011 were denied compensation for the time they spent interviewing with clients of the Company as well as performing activities related to the interview process. Rodriguez seeks recovery on her own behalf and on behalf of the putative class in an unspecified amount for this allegedly unpaid compensation. Rodriguez also seeks recovery of an unspecified amount for the alleged failure of the Company to provide her and the putative class with accurate wage statements. Rodriguez also seeks an

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2015
Note F— Commitments and Contingencies (continued)

unspecified amount of other damages, attorneys’ fees, and statutory penalties, including but not limited to statutory penalties on behalf of herself and other allegedly “aggrieved employees” as defined by California’s Labor Code Private Attorney General Act (“PAGA”). On October 10, 2014, the Court granted a motion by the Company to compel all of Rodriguez’s claims, except the PAGA claim, to individual arbitration. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding and, accordingly, no amounts have been provided in the Company’s Financial Statements. The Company believes it has meritorious defenses to the allegations and the Company intends to continue to vigorously defend against the litigation.
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
On January 23, 2015, Plaintiff April Washington, on her own behalf and on behalf of two separate putative subclasses, filed a complaint against the Company in the Superior Court of California, San Mateo County. The complaint alleged that the Company violated the disclosure requirements of the Fair Credit Reporting Act (the “FCRA”) by: (i) procuring background checks on Plaintiff and other putative class members for employment purposes without first making all required disclosures in a standalone document; and (ii) procuring drug tests on Plaintiff and other putative class members for employment purposes without first making all required disclosures in a standalone document. In the complaint, Plaintiff sought recovery on her own behalf and on behalf of the putative subclasses in an unspecified amount for statutory damages of not less than $100 and not more than $1,000 for each class member, punitive damages, attorneys’ fees, litigation expenses, and costs. On April 20, 2015, the parties to this action entered into a settlement agreement with regard to Plaintiff’s individual claims in an amount immaterial to the Company and, on April 22, 2015, the Court dismissed the complaint. Accordingly, the Company will not make disclosures regarding this matter in its future Securities and Exchange Commission filings.
On March 23, 2015, Plaintiff Jessica Gentry, on her own behalf and on behalf of a putative class of allegedly similarly situated individuals, filed a complaint against the Company in the Superior Court of California, San Francisco County. The complaint, which was filed by the same plaintiffs’ law firm that brought the Rodriguez matter described above, alleges claims similar to those alleged in Rodriguez.  Specifically, the complaint alleges that a putative class of current and former employees of the Company working in California since March 13, 2010 were denied compensation for the time they spent interviewing “for temporary and permanent employment opportunities” as well as performing activities related to the interview process. Gentry seeks recovery on her own behalf and on behalf of the putative class in an unspecified amount for this allegedly unpaid compensation. Gentry also seeks recovery of an unspecified amount for the alleged failure of the Company to provide her and the putative class with accurate wage statements. Gentry also seeks an unspecified amount of other damages, attorneys’ fees, and statutory penalties, including penalties for allegedly not paying all wages due upon separation to former employees. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding and, accordingly, no amounts have been provided in the Company’s Financial Statements. The Company believes it has meritorious defenses to the allegations and the Company intends to continue to vigorously defend against the litigation.
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
March 31, 2015
Note F— Commitments and Contingencies (continued)

Legal costs associated with the resolution of claims, lawsuits and other contingencies are expensed as incurred.
Note G—Stockholders’ Equity
Stock Repurchase Program. As of March 31, 2015, the Company is authorized to repurchase, from time to time, up to 4.3 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the three months ended March 31, 2015 and 2014, are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2015	2014
Common stock repurchased (in shares)	481	825
Common stock repurchased	$28,898	$33,415

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. The number and the cost of employee stock plan repurchases made during the three months ended March 31, 2015 and 2014, are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2015	2014
Employee stock plan repurchased (in shares)	191	239
Employee stock plan repurchased	$11,454	$9,876
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Repurchase activity for the three months ended March 31, 2015 and 2014, is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.
Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus.
Note H—Net Income Per Share
The calculation of net income per share for the three months ended March 31, 2015 and 2014 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014

Net income	$77,922	$61,551
Basic:
Weighted average shares	133,077	135,333

Diluted:
Weighted average shares	133,077	135,333
Dilutive effect of potential common shares	1,209	828
Diluted weighted average shares	134,286	136,161

Net Income Per Share:
Basic	$.59	$.45
Diluted	$.58	$.45

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2015
Note H— Net Income Per Share (continued)

Potential common shares include the dilutive effect of stock options, unvested performance-based restricted stock, restricted stock which contains forfeitable rights to dividends, and stock units. The weighted average diluted common shares outstanding for the three months ended March 31, 2015 and 2014, excludes the effect of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Total number of anti-dilutive potential common shares	5	4
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
The accounting policies of the segments are set forth in Note A—“Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company evaluates performance based on income from operations before net interest income, intangible amortization expense, and income taxes.
The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Net service revenues
Temporary and consultant staffing	$943,518	$857,570
Permanent placement staffing	98,413	92,625
Risk consulting and internal audit services	163,632	134,147
	$1,205,563	$1,084,342
Operating income
Temporary and consultant staffing	$92,801	$77,485
Permanent placement staffing	19,031	17,275
Risk consulting and internal audit services	16,270	7,349
	128,102	102,109
Amortization of intangible assets	—	333
Interest income, net	(72)	(238)
Income before income taxes	$128,174	$102,014

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2015

Note J—Subsequent Events
On April 30, 2015, the Company announced the following:

Quarterly dividend per share	$.20
Declaration date	April 30, 2015
Record date	May 22, 2015
Payment date	June 15, 2015

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
Critical Accounting Policies and Estimates
The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There were no material changes to these critical accounting policies during the three months ended March 31, 2015.
Recent Accounting Pronouncements
See Note B—“New Accounting Pronouncements” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
Results of Operations
Demand for the Company’s temporary and permanent placement staffing services and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. All segments of the business contributed to a solid quarter for the Company. Because of the inherent difficulty in predicting economic trends and the absence of material long-term contracts in any of our business units, future demand for the Company’s services cannot be forecasted with certainty.
The Company’s temporary and permanent placement staffing services business has 336 offices in 42 states, the District of Columbia and 17 foreign countries, while Protiviti has 57 offices in 23 states and 11 foreign countries.

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

Three months ended March 31, 2015 and 2014
Revenues. The Company’s revenues were $1.21 billion for the three months ended March 31, 2015 compared to $1.08 billion for the three months ended March 31, 2014. Revenues from foreign operations represented 20.2% of total revenues for the three months ended March 31, 2015, compared to 23.7% for the three months ended March 31, 2014. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. For the three months ended March 31, 2015 revenues for each of the Company’s reportable segments were up compared to the same period in 2014. The Company’s growth was broad-based and reflective of improving labor markets and higher global demand for its professional staffing services. Results were strongest domestically with demand also improving in several other countries. Risk consulting and internal audit services continued to post strong growth rates. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing services revenues were $944 million for the three months ended March 31, 2015, increasing by 10.0% compared to revenues of $857 million for the three months ended March 31, 2014. On a same-day, constant-currency basis, temporary and consultant staffing services revenues increased 14.5% for the first quarter of 2015 compared to the first quarter of 2014. In the U.S., revenues in the first quarter of 2015 increased 14.8%, or 15.6% on a same-day basis, compared to the first quarter of 2014. For the Company’s international operations, 2015 first quarter revenues decreased 6.0%, and on a same-day, constant-currency basis increased 10.6%, compared to the first quarter of 2014.
Permanent placement staffing revenues were $98 million for the three months ended March 31, 2015, increasing by 6.2% compared to revenues of $93 million for the three months ended March 31, 2014. On a same-day, constant-currency basis, permanent placement revenues increased 11.9% for the first quarter of 2015 compared to the first quarter of 2014. In the U.S., revenues for the first quarter of 2015 increased 15.6%, or 16.4% on a same-day basis, compared to the first quarter of 2014. For the Company’s international operations, revenues for the first quarter of 2015 decreased 9.8%, and on a same-day, constant-currency basis increased 4.0%, compared to the first quarter of 2014. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue.

Risk consulting and internal audit services revenues were $164 million for the three months ended March 31, 2015, increasing by 22.0% compared to revenues of $134 million for the three months ended March 31, 2014. On a same-day, constant-currency basis, risk consulting and internal audit services revenues increased 26.6% for the first quarter of 2015 compared to the first quarter of 2014. In the U.S., revenues in the first quarter of 2015 increased 26.2%, or 27.9% on a same-day basis, compared to the first quarter of 2014. Contributing to the U.S. increase was continued growth in internal audit, financial services risk and compliance, and IT controls and security. The Company’s risk consulting and internal audit services revenues from international operations increased 4.8%, and on a same-day, constant-currency basis increased 21.3%, compared to the first quarter of 2014.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended March 31, 2015, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	10.0%	14.8%	-6.0%
Billing Days Impact	0.9%	0.8%	0.8%
Currency Impact	3.6%	—	15.8%
Same Billing Days and Constant Currency	14.5%	15.6%	10.6%
Permanent placement staffing
As Reported	6.2%	15.6%	-9.8%
Billing Days Impact	0.9%	0.8%	0.7%
Currency Impact	4.8%	—	13.1%
Same Billing Days and Constant Currency	11.9%	16.4%	4.0%
Risk consulting and internal audit services
As Reported	22.0%	26.2%	4.8%
Billing Days Impact	1.6%	1.7%	1.6%
Currency Impact	3.0%	—	14.9%
Same Billing Days and Constant Currency	26.6%	27.9%	21.3%
Gross Margin. The Company’s gross margin dollars were $494 million for the three months ended March 31, 2015, increasing by 12.7% compared to $438 million for the three months ended March 31, 2014. In the first quarter of 2015, gross margin dollars increased for all three of the Company’s reportable segments compared to the first quarter of 2014. Gross margin as a percentage of revenues increased for the Company’s temporary and consultant staffing services and risk consulting and internal audit services segments on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and benefit costs for temporary employees, and reimbursable expenses. Gross margin dollars for the Company’s temporary and consultant staffing services division were $349 million for the three months ended March 31, 2015, compared to $309 million for the three months ended March 31, 2014. As a percentage of revenues, gross margin for temporary and consultant staffing services was 37.0% in the first quarter of 2015, up from 36.1% in the first quarter of 2014. This year-over-year improvement in gross margin was primarily attributable to higher conversion revenues and expansion of pay/bill spreads in the first quarter of 2015 compared to the first quarter of 2014.  Conversion revenues are earned when a temporary position converts to a permanent position. As there are no direct costs related to conversion revenues, the gross margin percentage is favorably impacted as the mix of conversion revenues increases. Pay/bill spreads represent the differential between wages paid to temporary employees and amounts billed to clients.
Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $98 million for the three months ended March 31, 2015, compared to $93 million for the three months ended March 31, 2014. Because reimbursable expenses for permanent placement staffing services are de minimis, gross margin dollars are substantially explained by revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. Gross margin dollars for the Company’s risk consulting and internal audit division were $47 million for the three months ended March 31, 2015, increasing by 28.3% compared to $36 million for the three months ended March 31, 2014. As a percentage of revenues, gross margin for risk consulting and internal audit services in the first quarter of 2015 was 28.8%, up from 27.4% in the first quarter of 2014.
Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses were $366 million for the three months ended March 31, 2015, up 8.8% from $336 million for the three months ended March 31, 2014. As a percentage of revenues, the Company’s selling, general and administrative expenses were 30.4% for the first quarter of 2015, down from 31.0% for the first quarter of 2014.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $256 million for the three months ended March 31, 2015, up 10.5% from $232 million for the three months ended March 31, 2014. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 27.1% in the first quarter of 2015, up slightly from 27.0% in the first quarter of 2014.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $79 million for the three months ended March 31, 2015, increasing by 5.2% compared to $75 million for the three months ended March 31, 2014. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 80.5% in the first quarter of 2015, down from 81.3% in the first quarter of 2014. For the first quarter of 2015 compared to the first quarter of 2014, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to improved operating leverage obtained by higher revenues.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $31 million for the three months ended March 31, 2015, increasing by 5.0% compared to $29 million for the three months ended March 31, 2014. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 18.8% in the first quarter of 2015, down from 21.9% in the first quarter of 2014. For the first quarter of 2015 compared to the first quarter of 2014, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to improved operating leverage obtained by higher revenues.
Operating Income. The Company’s total operating income was $128 million or 10.6% of revenues, for the three months ended March 31, 2015, increasing by 25.5% from $102 million, or 9.4% of revenues, for the three months ended March 31, 2014. For the Company’s temporary and consultant staffing services division, operating income was $93 million, or 9.8% of applicable revenues, up from $78 million, or 9.0% of applicable revenues, in the first quarter of 2014. For the Company’s permanent placement staffing division, operating income was $19 million, or 19.3% of applicable revenues, up from an operating income of $17 million, or 18.7% of applicable revenues, in the first quarter of 2014. For the Company’s risk consulting and internal audit services division, operating income was $16 million, or 9.9% of applicable revenues, up from an operating income of $7 million, or 5.5% of applicable revenues, in the first quarter of 2014.
Provision for income taxes. The provision for income taxes was 39.2% and 39.7% for the three months ended March 31, 2015 and 2014, respectively. The lower tax rate is primarily due to the favorable settlement and resolution of a state audit.
Liquidity and Capital Resources
The change in the Company’s liquidity during the three months ended March 31, 2015 and 2014 is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and payment of dividends.
Cash and cash equivalents were $261 million and $268 million at March 31, 2015 and 2014, respectively. Operating activities provided $84 million during the three months ended March 31, 2015, which was more than offset by $21 million and $81 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $59 million during the three months ended March 31, 2014, which was more than offset by $18 million and $50 million of net cash used in investing activities and financing activities, respectively.
Operating activities—Net cash provided by operating activities for the three months ended March 31, 2015, was composed of net income of $78 million, adjusted for non-cash items of $28 million, and offset by changes in working capital of $22 million. Net cash provided by operating activities for the three months ended March 31, 2014, was comprised of net income of $62 million, adjusted for non-cash items of $26 million, and offset by changes in working capital of $29 million.

Investing activities—Net cash used in investing activities for the three months ended March 31, 2015, was $21 million. This was composed of capital expenditures of $13 million and deposits to trusts for employee deferred compensation plans of $8 million. Net cash used in investing activities for the three months ended March 31, 2014, was $18 million. This was comprised of capital expenditures of $13 million and deposits to trusts for employee deferred compensation plans of $5 million.
Financing activities—Net cash used in financing activities for the three months ended March 31, 2015, was $81 million. This included repurchases of $59 million in common stock and $27 million in cash dividends to stockholders, offset by $4 million in excess tax benefits from stock-based compensation and proceeds of $1 million from exercises of stock options. Net cash used in financing activities for the three months ended March 31, 2014, was $50 million. This included repurchases of $35 million in common stock, $24 million in cash dividends to stockholders, offset by proceeds of $8 million from exercises of stock options and $1 million in excess tax benefits from stock-based compensation.
As of March 31, 2015, the Company is authorized to repurchase, from time to time, up to 4.3 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the three months ended March 31, 2015 and 2014, the Company repurchased 0.5 million shares and 0.8 million shares of common stock on the open market for a total cost of $29 million and $33 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the three months ended March 31, 2015 and 2014, such repurchases totaled 0.2 million shares, at a cost of $11 million, and 0.2 million shares, at a cost of $10 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital at March 31, 2015, included $261 million in cash and cash equivalents. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
On April 30, 2015, the Company announced a quarterly dividend of $.20 per share to be paid to all shareholders of record as of May 22, 2015. The dividend will be paid on June 15, 2015.
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
For the three months ended March 31, 2015, approximately 20% of the Company’s revenues were generated outside of the U.S. These operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, and Australian dollar, have an impact on the Company’s reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.
Fluctuations in currency exchange rates impact the U.S. dollar amount of the Company’s stockholders’ equity. The assets and liabilities of the Company’s non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at period end. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive (loss) income.

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

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
On March 23, 2015, Plaintiff Jessica Gentry, on her own behalf and on behalf of a putative class of allegedly similarly situated individuals, filed a complaint against the Company in the Superior Court of California, San Francisco County. The complaint alleges that a putative class of current and former employees of the Company working in California since March 13, 2010 were denied compensation for the time they spent interviewing “for temporary and permanent employment opportunities” as well as performing activities related to the interview process. Gentry seeks recovery on her own behalf and on behalf of the putative class in an unspecified amount for this allegedly unpaid compensation. Gentry also seeks recovery of an unspecified amount for the alleged failure of the Company to provide her and the putative class with accurate wage statements. Gentry also seeks an unspecified amount of other damages, attorneys’ fees, and statutory penalties, including penalties for allegedly not paying all wages due upon separation to former employees. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding and, accordingly, no amounts have been provided in the Company’s Financial Statements. The Company believes it has meritorious defenses to the allegations and the Company intends to continue to vigorously defend against the litigation.
On January 23, 2015, Plaintiff April Washington, on her own behalf and on behalf of two separate putative subclasses, filed a complaint against the Company in the Superior Court of California, San Mateo County. The complaint alleged that the Company violated the disclosure requirements of the Fair Credit Reporting Act (the “FCRA”) by: (i) procuring background checks on Plaintiff and other putative class members for employment purposes without first making all required disclosures in a standalone document; and (ii) procuring drug tests on Plaintiff and other putative class members for employment purposes without first making all required disclosures in a standalone document. In the complaint, Plaintiff sought recovery on her own behalf and on behalf of the putative subclasses in an unspecified amount for statutory damages of not less than $100 and not more than $1,000 for each class member, punitive damages, attorneys’ fees, litigation expenses, and costs. On April 20, 2015, the parties to this action entered into a settlement agreement with regard to Plaintiff’s individual claims in an amount immaterial to the Company and, on April 22, 2015, the Court dismissed the complaint. Accordingly, the Company will not make disclosures regarding this matter in its future Securities and Exchange Commission filings.
There have been no material developments with regard to the other legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014.
ITEM 1A. Risk Factors
There have not been any material changes with regard to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (c)
January 1, 2015 to January 31, 2015	49,061	(a)	$58.06	—	4,755,752
February 1, 2015 to February 28, 2015	141,040	(a)	$60.61	—	4,755,752
March 1, 2015 to March 31, 2015	481,833	(b)	$60.10	480,870	4,274,882
Total January 1, 2015 to March 31, 2015	671,934			480,870

(a)	Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(b)	Includes 963 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(c)
Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transaction depending on market conditions. Since plan inception, a total of 98,000,000 shares have been authorized for repurchase of which 93,725,118 shares have been repurchased as of March 31, 2015.

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

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: May 8, 2015