Form 10-Q
period 2015-06-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2015-08-03
CIK 315213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 FORM 10-Q
______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2015:
134,499,736 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share amounts)

June 30, 2015	December 31, 2014

ASSETS
Cash and cash equivalents	$313,131	$287,119
Accounts receivable, less allowances of $31,267 and $30,544	687,029	657,676
Current deferred income taxes	137,039	133,151
Other current assets	260,235	245,337
Total current assets	1,397,434	1,323,283
Goodwill	198,713	199,488
Property and equipment, net	124,649	121,754
Other assets	2,404	2,742
Total assets	$1,723,200	$1,647,267
LIABILITIES
Accounts payable and accrued expenses	$152,900	$175,107
Accrued payroll and benefit costs	481,658	448,115
Income taxes payable	29,095	—
Current portion of notes payable and other indebtedness	146	140
Total current liabilities	663,799	623,362
Notes payable and other indebtedness, less current portion	1,085	1,159
Other liabilities	43,641	42,888
Total liabilities	708,525	667,409
Commitments and Contingencies (Note G)
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 134,199,907 shares and 135,134,064 shares	134	135
Capital surplus	953,802	928,157
Accumulated other comprehensive income	1,151	14,730
Retained earnings	59,588	36,836
Total stockholders’ equity	1,014,675	979,858
Total liabilities and stockholders’ equity	$1,723,200	$1,647,267

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net service revenues	$1,272,058	$1,164,914	$2,477,621	$2,249,256
Direct costs of services, consisting of payroll, payroll taxes, benefit costs and reimbursable expenses	741,556	686,470	1,453,032	1,332,317
Gross margin	530,502	478,444	1,024,589	916,939
Selling, general and administrative expenses	381,355	354,791	747,340	691,177
Amortization of intangible assets	—	224	—	557
Interest income, net	(88)	(224)	(160)	(462)
Income before income taxes	149,235	123,653	277,409	225,667
Provision for income taxes	59,529	48,513	109,781	88,976
Net income	$89,706	$75,140	$167,628	$136,691

Net income per share:
Basic	$.68	$.56	$1.26	$1.01
Diluted	$.67	$.55	$1.25	$1.01

Shares:
Basic	132,499	134,699	132,786	135,014
Diluted	133,553	135,708	133,918	135,932
Cash dividends declared per share	$.20	$.18	$.40	$.36

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
COMPREHENSIVE INCOME:
Net income	$89,706	$75,140	$167,628	$136,691
Foreign currency translation adjustments, net of tax	6,383	1,881	(13,579)	2,286
Total comprehensive income	$96,089	$77,021	$154,049	$138,977

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

	Six Months Ended June 30,
	2015	2014
COMMON STOCK—SHARES:
Balance at beginning of period	135,134	137,466
Net issuances of restricted stock	593	798
Repurchases of common stock	(1,575)	(1,557)
Exercises of stock options	48	394
Balance at end of period	134,200	137,101
COMMON STOCK—PAR VALUE:
Balance at beginning of period	$135	$137
Net issuances of restricted stock	1	1
Repurchases of common stock	(2)	(1)
Balance at end of period	$134	$137
CAPITAL SURPLUS:
Balance at beginning of period	$928,157	$868,120
Net issuances of restricted stock at par value	(1)	(1)
Stock-based compensation expense	19,688	19,149
Exercises of stock options—excess over par value	1,334	10,628
Tax impact of equity incentive plans	4,624	1,735
Balance at end of period	$953,802	$899,631
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$14,730	$38,071
Foreign currency translation adjustments, net of tax	(13,579)	2,286
Balance at end of period	$1,151	$40,357
RETAINED EARNINGS:
Balance at beginning of period	$36,836	$13,315
Net income	167,628	136,691
Repurchases of common stock—excess over par value	(90,892)	(65,157)
Cash dividends ($.40 per share and $.36 per share)	(53,984)	(49,413)
Balance at end of period	$59,588	$35,436

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$167,628	$136,691
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	—	557
Depreciation expense	26,568	24,063
Stock-based compensation expense—restricted stock and stock units	19,688	19,149
Excess tax benefits from stock-based compensation	(4,631)	(1,258)
Deferred income taxes	(986)	(3,143)
Provision for doubtful accounts	3,932	4,678
Changes in assets and liabilities:
Increase in accounts receivable	(44,033)	(68,662)
Increase in accounts payable, accrued expenses, accrued payroll and benefit costs	29,245	31,235
Increase in income taxes payable	41,667	31,205
Change in other assets, net of change in other liabilities	(12,683)	(10,376)
Net cash flows provided by operating activities	226,395	164,139
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29,523)	(23,085)
Payments to trusts for employee deferred compensation plans	(13,013)	(9,806)
Net cash flows used in investing activities	(42,536)	(32,891)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(104,220)	(65,158)
Cash dividends paid	(53,881)	(48,654)
Payments for notes payable and other indebtedness	(69)	(63)
Excess tax benefits from stock-based compensation	4,631	1,258
Proceeds from exercises of stock options	1,334	10,628
Net cash flows used in financing activities	(152,205)	(101,989)
Effect of exchange rate changes on cash and cash equivalents	(5,642)	2,755
Net increase in cash and cash equivalents	26,012	32,014
Cash and cash equivalents at beginning of period	287,119	275,764
Cash and cash equivalents at end of period	$313,131	$307,778

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Stock repurchases awaiting settlement	$16,826	$—

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015

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
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of June 30, 2015, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, and income and other taxes. Management estimates are also utilized in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions.
Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs for the three and six months ended June 30, 2015 and 2014, are reflected in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Advertising costs	$11,045	$9,877	$22,110	$19,630
Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. Internal-use software development costs capitalized for the three and six months ended June 30, 2015 and 2014, are reflected in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Internal-use software development costs	$8,932	$4,944	$16,941	$10,836

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2015

Note B—New Accounting Pronouncements
Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standard Board ("FASB") issued authoritative guidance that provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance.  The new guidance requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB issued a decision to delay the effective date by one year.  The new guidance is effective for annual and interim periods beginning after December 15, 2017. Public entities are not permitted to adopt the standard earlier than the original effective date (that is, no earlier than 2017 for calendar year-end entities). The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company is in the process of evaluating the impact of adoption of this guidance on its Financial Statements.

Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.  In April 2015, the FASB issued authoritative guidance designed to assist customers in their determination of whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. This guidance is effective for annual and interim periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact to its Financial Statements.

Note C—Other Current Assets
Other current assets consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Deposits in trusts for employee deferred compensation plans	$188,951	$172,237
Other	71,284	73,100
	$260,235	$245,337
Note D—Goodwill
The following table sets forth the activity in goodwill from December 31, 2014 through June 30, 2015 (in thousands):

Goodwill
Balance as of December 31, 2014	$199,488
Foreign currency translation adjustments	(775)
Balance as of June 30, 2015	$198,713

The company completed its annual goodwill impairment analysis as of June 30, 2015, and determined that no adjustment to the carrying value of goodwill was required.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2015

Note E—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Computer hardware	$154,591	$159,309
Computer software	324,617	312,968
Furniture and equipment	105,877	105,262
Leasehold improvements	113,692	113,782
Other	9,317	9,045
Property and equipment, cost	708,094	700,366
Accumulated depreciation	(583,445)	(578,612)
Property and equipment, net	$124,649	$121,754
Note F—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Payroll and benefits	$233,694	$213,962
Employee deferred compensation plans	191,671	181,709
Workers’ compensation	27,477	26,127
Payroll taxes	28,816	26,317
	$481,658	$448,115
Included in employee deferred compensation plans is the following (in thousands):

	June 30, 2015	December 31, 2014
Deferred compensation plan and other benefits related to the Company’s Chief Executive Officer	$79,953	$79,060
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
On March 13, 2014, Plaintiff Leonor Rodriguez, on her own behalf and on behalf of a putative class of allegedly similarly situated individuals, filed a complaint against the Company in the Superior Court of California, San Diego County. The complaint alleges that a putative class of current and former employees of the Company working in California since March 13, 2011 were denied compensation for the time they spent interviewing with clients of the Company as well as performing activities related to the interview process. Rodriguez seeks recovery on her own behalf and on behalf of the putative class in an unspecified amount for this allegedly unpaid compensation. Rodriguez also seeks recovery of an unspecified amount for the alleged failure of the Company to provide her and the putative class with accurate wage statements. Rodriguez also seeks an

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2015
Note G—Commitments and Contingencies (continued)

unspecified amount of other damages, attorneys’ fees, and statutory penalties, including but not limited to statutory penalties on behalf of herself and other allegedly “aggrieved employees” as defined by California’s Labor Code Private Attorney General Act (“PAGA”). On October 10, 2014, the Court granted a motion by the Company to compel all of Rodriguez’s claims, except the PAGA claim, to individual arbitration. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding and, accordingly, no amounts have been provided in the Company’s Financial Statements. The Company believes it has meritorious defenses to the allegations and the Company intends to continue to vigorously defend against the litigation.
The Company’s Form 10-Q for the fiscal quarter ended March 31, 2015 and Form 10-K for the fiscal year ended December 31, 2014 contained disclosures regarding a complaint filed in California Superior Court by Plaintiff Theresa Daniels, on behalf of herself and a putative class of salaried Recruiting Managers, naming the Company as Defendant. The complaint alleged that salaried Recruiting Managers based in California had been misclassified under California law as exempt employees, and sought an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees, as well as statutory penalties for alleged violations of the California Labor Code arising from such alleged misclassification. The complaint also alleged a claim under California Business and Professions Code section 17200 for unfair competition. The Plaintiff also sought an unspecified amount for other damages, attorneys’ fees, and statutory penalties. On or about September 17, 2014, the Plaintiff provided written notice to the California Labor and Workforce Development Agency of her alleged claims. On October 27, 2014, the Plaintiff filed a First Amended Complaint adding a representative claim and request for penalties under the California Private Attorney General Act. On May 9, 2015, the parties entered into a settlement agreement with regard to Plaintiff’s individual claims in an amount immaterial to the Company and, on May 26, 2015, the Court dismissed the complaint. Accordingly, the Company will not make disclosures regarding this case in its future Securities and Exchange Commission filings.
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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2015

Note H—Stockholders’ Equity
Stock Repurchase Program. As of June 30, 2015, the Company is authorized to repurchase, from time to time, up to 3.4 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the six months ended June 30, 2015 and 2014, are reflected in the following table (in thousands):

	Six Months Ended June 30,
	2015	2014
Common stock repurchased (in shares)	1,381	1,306
Common stock repurchased	$79,251	$54,728

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. The number and the cost of employee stock plan repurchases made during the six months ended June 30, 2015 and 2014, are reflected in the following table (in thousands):

	Six Months Ended June 30,
	2015	2014
Employee stock plan repurchased (in shares)	194	251
Employee stock plan repurchased	$11,643	$10,430
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Repurchase activity for the six months ended June 30, 2015 and 2014, is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.
Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus.
Note I—Net Income Per Share
The calculation of net income per share for the three and six months ended June 30, 2015 and 2014 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$89,706	$75,140	$167,628	$136,691
Basic:
Weighted average shares	132,499	134,699	132,786	135,014

Diluted:
Weighted average shares	132,499	134,699	132,786	135,014
Dilutive effect of potential common shares	1,054	1,009	1,132	918
Diluted weighted average shares	133,553	135,708	133,918	135,932

Net income per share:
Basic	$.68	$.56	$1.26	$1.01
Diluted	$.67	$.55	$1.25	$1.01

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2015
Note I— Net Income Per Share (continued)

Potential common shares include the dilutive effect of stock options, unvested performance-based restricted stock, restricted stock which contains forfeitable rights to dividends, and stock units. The weighted average diluted common shares outstanding for the three and six months ended June 30, 2015 and 2014, excludes the effect of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total number of anti-dilutive potential common shares	247	322	127	171
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
The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net service revenues
Temporary and consultant staffing	$979,602	$911,038	$1,923,120	$1,768,608
Permanent placement staffing	110,583	102,827	208,996	195,452
Risk consulting and internal audit services	181,873	151,049	345,505	285,196
	$1,272,058	$1,164,914	$2,477,621	$2,249,256
Operating income
Temporary and consultant staffing	$104,612	$88,756	$197,413	$166,241
Permanent placement staffing	24,052	22,448	43,083	39,723
Risk consulting and internal audit services	20,483	12,449	36,753	19,798
	149,147	123,653	277,249	225,762
Amortization of intangible assets	—	224	—	557
Interest income, net	(88)	(224)	(160)	(462)
Income before income taxes	$149,235	$123,653	$277,409	$225,667
Note K—Subsequent Events
On July 30, 2015, the Company announced the following:

Quarterly dividend per share	$.20
Declaration date	July 30, 2015
Record date	August 25, 2015
Payment date	September 15, 2015

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
Executive Overview
Demand for the Company’s temporary and permanent staffing services and risk consulting and internal audit services is largely dependent upon general economic and labor trends both domestic and abroad. Correspondingly, financial results for the first half of 2015 were positively impacted by improving global economic conditions, largely driven by improvements in the United States with more modest growth in the non-U.S. markets we serve. During the first half of 2015, net service revenues grew to $2.48 billion, an increase of 10% from the prior year. Net income increased 23% to $168 million and diluted net income per share increased 24% to $1.25 for the six months ended June 30, 2015.
We believe that the Company is well positioned to benefit from the current macro environment. The United States economic situation during the first half of 2015 was generally favorable for the Company as real gross domestic product (GDP) grew 0.6% and 2.3% for the first and second quarter, respectively, while the unemployment rate declined from 5.6% in December 2014 to 5.5% and 5.3% at the end of the first quarter and second quarter, respectively. Over the past several years, the increase in temporary workers as a percentage of U.S. employment suggests that more employers are embracing flexible staffing as an important part of managing their labor force. Although some of the trends that have recently benefited the Company’s U.S. business are also present internationally, the gains in many international markets have been more modest.
We monitor various economic indicators and business trends in all of the countries in which we operate to anticipate demand for the Company’s services. We evaluate these trends to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macro environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends. As such, during the first half of 2015, we added headcount in all of the Company’s lines of business.
We have limited visibility into future revenues not only due to the dependence on macroeconomic conditions noted above, but also because of the relatively short duration of the Company’s client engagements (which are measured in weeks and months, not months and years). Accordingly, we typically assess headcount and other investments on at least a quarterly basis.

That said, based on current trends and conditions, we do expect broad-based headcount increases to continue through the second half of 2015.
Capital expenditures for the six months ended June 30, 2015 totaled $30 million, approximately 70% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s future growth opportunities. Capital expenditures also included amounts spent on tenant improvements and furniture and equipment in our leased offices. Major software initiatives include upgrades to enterprise resource planning applications and the continued implementation of a global, cloud-based customer relationship management application. Infrastructure and computer hardware initiatives in the first half of 2015 have focused on delivering mobile technology to our professional staff, upgrading data networks, and enhancing video capabilities and telecommunication systems.  Our investments in these initiatives are expected to continue throughout 2015. We currently forecast that 2015 capital expenditures will range from $70 million to $80 million.
Critical Accounting Policies and Estimates
The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Other than updates to estimates used in the Company’s goodwill impairment assessment discussed below, there were no material changes to these critical accounting policies during the six months ended June 30, 2015.
Goodwill Impairment. The Company assesses the impairment of goodwill annually in the second quarter, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance. The Company completed its annual goodwill impairment analysis as of June 30, 2015, and determined that no adjustment to the carrying value of goodwill was required.
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
The Company’s reporting units are Accountemps, Robert Half Finance & Accounting, OfficeTeam, Robert Half Technology, Robert Half Management Resources and Protiviti, which had goodwill balances at June 30, 2015, of $126.7 million, $26.4 million, $0.0 million, $6.9 million, $0.0 million and $38.7 million, respectively, totaling $198.7 million. There were no changes to the Company’s reporting units or to the allocations of goodwill by reporting unit for the six months ended June 30, 2015.
The goodwill impairment assessment is based upon a discounted cash flow analysis. The estimate of future cash flows is based upon, among other things, a discount rate and certain assumptions about expected future operating performance. The discount rate for all reporting units was determined by management based on estimates of risk free interest rates, beta and market risk premiums. The discount rate used was compared to the rate published in various third party research reports, which indicated that the rate was within a range of reasonableness. The primary assumptions related to future operating performance include revenue growth rates and profitability levels. In addition, the impairment assessment requires that management make certain judgments in allocating shared assets and liabilities to the balance sheets of the reporting units. Solely for purposes of establishing inputs for the fair value calculations described above related to its annual goodwill impairment testing, the Company made the following assumptions. The Company assumed that year-to-date trends through the date of the most recent assessment would continue for all reporting units through 2015, using unique assumptions for each reporting unit. In addition, the Company applied profitability assumptions consistent with each reporting unit’s historical trends at various revenue levels and, for years 2017 and beyond, used a 5% growth factor. This rate is comparable to the Company’s most recent ten-year annual compound revenue growth rate. The model used to calculate fair value goes out a total of 10 years with a terminal value calculation at the end of the 10 year period. In its most recent calculation, the Company used a 10.0% discount rate, which is slightly lower than the 10.2% discount rate used for the Company’s test during the second quarter of 2014. This decrease in discount rate is attributable to decreases in the risk free rate and the equity market risk premium, offset by a slight increase in beta.
In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, the Company applied hypothetical decreases to the fair values of each reporting unit. The Company determined that hypothetical decreases in fair value of at least 74% would be required before any reporting unit would have a carrying value in excess of its fair value.
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
The Company’s temporary and permanent placement staffing services business has 335 offices in 42 states, the District of Columbia and 17 foreign countries, while Protiviti has 56 offices in 23 states and 11 foreign countries.
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

Refer to Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for further discussion of the impact of foreign currency exchange rates on the Company's results of operations and financial condition.

Three months ended June 30, 2015 and 2014
Revenues. The Company’s revenues were $1.27 billion for the three months ended June 30, 2015 compared to $1.16 billion for the three months ended June 30, 2014. Revenues from foreign operations represented 19.5% of total revenues for the three months ended June 30, 2015, compared to 23.2% for the three months ended June 30, 2014. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. For the three months ended June 30, 2015 revenues for each of the Company’s reportable segments were up compared to the same period in 2014. The Company’s growth was broad-based and reflective of improving labor markets and higher global demand for its professional staffing services. Results were strongest domestically with demand also improving in several other countries, most notably within Europe. Risk consulting and internal audit services continued to post strong growth rates. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing services revenues were $980 million for the three months ended June 30, 2015, increasing by 7.5% compared to revenues of $911 million for the three months ended June 30, 2014. Key drivers of temporary and consultant staffing services revenues include average hourly bill rates and the number of hours worked by the Company’s temporary employees on client engagements. On a same-day, constant-currency basis, temporary and consultant staffing services revenues increased 11.3% for the second quarter of 2015 compared to the second quarter of 2014, due primarily to an increase in the number of hours worked by the Company's temporary employees and inclusive of 4.7% increase in average bill rates. In the U.S., revenues in the second quarter of 2015 increased 12.4% on both an as-reported and a same-day basis, compared to the second quarter of 2014. For the Company’s international operations, 2015 second quarter revenues decreased 9.3%, but on a same-day, constant-currency basis, increased 7.7%, compared to the second quarter of 2014.
Permanent placement staffing revenues were $111 million for the three months ended June 30, 2015, increasing by 7.5% compared to revenues of $103 million for the three months ended June 30, 2014. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. On a same-day, constant-currency basis, permanent placement revenues increased 13.0% for the second quarter of 2015 compared to the second quarter of 2014, driven primarily by an increase in the number of placements. In the U.S., revenues for the second quarter of 2015 increased 18.7% on both an as-reported and a same-day basis, compared to the second quarter of 2014. For the Company’s international operations, revenues for the second quarter of 2015 decreased 11.9%, but on a same-day, constant-currency basis, increased 3.1%, compared to the second quarter of 2014. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue.
Risk consulting and internal audit services revenues were $182 million for the three months ended June 30, 2015, increasing by 20.4% compared to revenues of $151 million for the three months ended June 30, 2014. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On a same-day, constant-currency basis, risk consulting and internal audit services revenues increased 23.4% for the second quarter of 2015 compared to the second quarter of 2014, due primarily to an increase in billable hours worked. In the U.S., revenues in the second quarter of 2015 increased 24.3%, or 24.1% on a same-day basis, compared to the second quarter of 2014. Contributing to the U.S. increase was continued growth in services related to internal audit, financial services risk and compliance, and IT controls and security. The Company’s risk consulting and internal audit services revenues from international operations increased 4.0%, and on a same-day, constant-currency basis increased 20.4%, compared to the second quarter of 2014.

A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended June 30, 2015, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	7.5%	12.4%	-9.3%
Billing Days Impact	0.0%	0.0%	0.0%
Currency Impact	3.8%	—	17.0%
Same Billing Days and Constant Currency	11.3%	12.4%	7.7%
Permanent placement staffing
As Reported	7.5%	18.7%	-11.9%
Billing Days Impact	0.0%	0.0%	0.0%
Currency Impact	5.5%	—	15.0%
Same Billing Days and Constant Currency	13.0%	18.7%	3.1%
Risk consulting and internal audit services
As Reported	20.4%	24.3%	4.0%
Billing Days Impact	-0.1%	-0.2%	-0.1%
Currency Impact	3.1%	—	16.5%
Same Billing Days and Constant Currency	23.4%	24.1%	20.4%
Gross Margin. The Company’s gross margin dollars were $531 million for the three months ended June 30, 2015, increasing by 10.9% compared to $478 million for the three months ended June 30, 2014. In the second quarter of 2015, gross margin dollars increased for all three of the Company’s reportable segments compared to the second quarter of 2014. Gross margin as a percentage of revenues increased for the Company’s temporary and consultant staffing services and risk consulting and internal audit services segments on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and benefit costs for temporary employees, and reimbursable expenses. The key drivers of gross margin are: i) pay/bill spreads, which represent the differential between wages paid to temporary employees and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company's client. Gross margin dollars for the Company’s temporary and consultant staffing services division were $366 million for the three months ended June 30, 2015, compared to $332 million for the three months ended June 30, 2014. As a percentage of revenues, gross margin for temporary and consultant staffing services was 37.3% in the second quarter of 2015, up from 36.5% in the second quarter of 2014. This year-over-year improvement in gross margin percentage of 0.8% was primarily attributable to lower fringe costs, higher pay/bill spreads and conversion fees in the second quarter of 2015 compared to the second quarter of 2014.
Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $111 million for the three months ended June 30, 2015, compared to $103 million for the three months ended June 30, 2014. Because reimbursable expenses for permanent placement staffing services are de minimis, gross margin dollars are substantially explained by revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $54 million for the three months ended June 30, 2015, increasing by 26.5% compared to $43 million for the three months ended June 30, 2014. As a percentage of revenues, gross margin for risk consulting and internal audit services in the second quarter of 2015 was 29.9%, up from 28.4% in the second quarter of 2014. The improvement in the second quarter of 2015 compared to the second quarter of 2014 was due to a better alignment of the mix of professional staff relative to client demand and higher bill rates.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses were $381 million for the three months ended June 30, 2015, up 7.5% from $355 million for the three months ended June 30, 2014. As a percentage of revenues, the Company’s selling, general and administrative expenses were 30.0% for the second quarter of 2015, down from 30.5% for the second quarter of 2014. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $261 million for the three months ended June 30, 2015, up 7.1% from $244 million for the three months ended June 30, 2014. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 26.7% in the second quarter of 2015, down slightly from 26.8% in the second quarter of 2014.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $86 million for the three months ended June 30, 2015, increasing by 7.5% compared to $80 million for the three months ended June 30, 2014. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 78.1% for both the second quarter of 2015 and the second quarter of 2014.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $34 million for the three months ended June 30, 2015, increasing by 11.0% compared to $31 million for the three months ended June 30, 2014. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 18.6% in the second quarter of 2015, down from 20.2% in the second quarter of 2014. For the second quarter of 2015 compared to the second quarter of 2014, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to improved operating leverage achieved through higher revenues.
Operating Income. The Company’s total operating income was $149 million or 11.7% of revenues, for the three months ended June 30, 2015, increasing by 20.6% from $124 million, or 10.6% of revenues, for the three months ended June 30, 2014. For the Company’s temporary and consultant staffing services division, operating income was $105 million, or 10.7% of applicable revenues, up from $89 million, or 9.7% of applicable revenues, in the second quarter of 2014. For the Company’s permanent placement staffing division, operating income was $24 million, or 21.8% of applicable revenues, up from an operating income of $22 million, or 21.8% of applicable revenues, in the second quarter of 2014. For the Company’s risk consulting and internal audit services division, operating income was $20 million, or 11.3% of applicable revenues, up from an operating income of $13 million, or 8.2% of applicable revenues, in the second quarter of 2014.
Provision for income taxes. The provision for income taxes was 39.9% and 39.2% for the three months ended June 30, 2015 and 2014, respectively. The higher tax rate is primarily due to fewer available foreign tax benefits.
Six months ended June 30, 2015 and 2014
Revenues. The Company’s revenues were $2.48 billion for the six months ended June 30, 2015, increasing by 10.2% compared to $2.25 billion for the six months ended June 30, 2014. Revenues from foreign operations represented 19.8% and 23.5% of total revenues for the six months ended June 30, 2015 and 2014, respectively. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services. In the first half of 2015, revenues for all three of the Company’s reportable segments were up compared to the first half of 2014. Results were strongest domestically with demand also improving in several countries, most notably within Europe. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing services revenues were $1.92 billion for the six months ended June 30, 2015, increasing 8.7% compared to revenues of $1.77 billion for the six months ended June 30, 2014. Key drivers of temporary and consultant staffing services revenues include average hourly bill rates and hours worked by the Company's temporary employees on client engagements. On a same-day, constant-currency basis, temporary and consultant staffing services revenues increased 12.9% for the first half of 2015 compared to the first half of 2014, due primarily to an increase in temporary hours worked by the Company's temporary employees and inclusive of a 4.4% increase in average bill rates. In the U.S., revenues in the first half of 2015 increased 13.5% , or 13.9% on a same-day basis, compared to the first half of 2014. For the Company’s international operations, revenues in the first half of 2015 decreased 7.7% but increased 9.2% on a same-day, constant-currency basis, compared to the first half of 2014.
Permanent placement revenues were $209 million for the six months ended June 30, 2015, increasing by 6.9% compared to revenues of $195 million for the six months ended June 30, 2014. Key drivers of permanent placement staffing revenues consist of number of candidate placements and average fees earned per placement. On a same-day, constant-currency basis, permanent placement revenues increased 12.5% for the first half of 2015 compared to the first half of 2014. In the U.S., revenues in the first half of 2015 increased 17.2%, or 17.6% on a same-day basis, compared to the first half of 2014, driven primarily by an increase in number of placements. Historically, demand for permanent placement services is more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue. For the Company’s international operations, revenues in the first half of 2015 decreased 10.9%, and increased 3.5% on a same-day, constant-currency basis, compared to the first half of 2014.
Risk consulting and internal audit services revenues were $346 million for the six months ended June 30, 2015, increasing by 21.1% compared to revenues of $285 million for the six months ended June 30, 2014. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On a same-day, constant-currency basis, risk consulting and internal audit services revenues increased 24.9% for the first half of 2015 compared to the first half of 2014, due primarily to an increase in billable hours worked. Contributing to the increase was higher demand in the U.S. In the U.S., revenues in the first half of 2015 increased 25.2%, or 25.9% on a same-day basis, compared to the first half of 2014. For the Company’s international operations, revenues in the first half of 2015 increased 4.4%, or 20.9% on a same-day, constant-currency basis, compared to the first half of 2014.
A reconciliation of the Non-GAAP year-over-year revenue growth rates to the as-reported year-over-year revenue growth rates for the six months ended June 30, 2015, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	8.7%	13.5%	-7.7%
Billing Days Impact	0.5%	0.4%	0.5%
Currency Impact	3.7%	—	16.4%
Same Billing Days and Constant Currency	12.9%	13.9%	9.2%
Permanent placement staffing
As Reported	6.9%	17.2%	-10.9%
Billing Days Impact	0.4%	0.4%	0.3%
Currency Impact	5.2%	—	14.1%
Same Billing Days and Constant Currency	12.5%	17.6%	3.5%
Risk consulting and internal audit services
As Reported	21.1%	25.2%	4.4%
Billing Days Impact	0.7%	0.7%	0.7%
Currency Impact	3.1%	—	15.8%
Same Billing Days and Constant Currency	24.9%	25.9%	20.9%

Gross Margin. The Company’s gross margin dollars were $1.02 billion for the six months ended June 30, 2015, up from $917 million for the six months ended June 30, 2014. For the first half of 2015 compared to the first half of 2014, gross margin dollars increased for all three of the Company’s reportable segments. Gross margin as a percentage of revenues increased for the Company’s temporary and consultant staffing services division and the risk consulting and internal audit services division on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. The key drivers of gross margin are: i) pay/bill spreads, which represent the differential between wages paid to temporary employees and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company's client. Gross margin dollars for the Company’s temporary and consultant staffing services division were $715 million for the six months ended June 30, 2015, increasing by 11.3% compared to $642 million for the six months ended June 30, 2014. As a percentage of revenues, gross margin for temporary and consultant staffing services was 37.2% in the first half of 2014, up from 36.3% in the first half of 2014. This year-over-year improvement in gross margin percentage of 0.9% was primarily attributable to higher conversion revenues and lower fringe costs in the first half of 2015 compared to the first half of 2014.
Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $209 million for the six months ended June 30, 2015, increasing by 6.8% compared to $195 million for the six months ended June 30, 2014. Because reimbursable expenses for permanent placement staffing services are de minimis, the increase in gross margin dollars is substantially explained by the increase in revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $101 million for the six months ended June 30, 2015, increasing by 27.3%% compared to $80 million for the six months ended June 30, 2014. As a percentage of revenues, gross margin for risk consulting and internal audit services was 29.4% in for the first half of 2015, up from 27.9% in the first half of 2014. The improvement in the first half of 2015 compared to the first half of 2014 was due to a better alignment of the mix of professional staff relative to client demand.
Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses were $747 million for the six months ended June 30, 2015, increasing by 8.1% compared to $691 million for the six months ended June 30, 2014. As a percentage of revenues, the Company’s selling, general and administrative expenses were 30.2% for the first half of 2015, down from 30.7% for the first half of 2014. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $517 million for the six months ended June 30, 2015, up 8.7% from $476 million for the six months ended June 30, 2014. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 26.9% for both the first half of 2015 and the first half of 2014.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $165 million for the six months ended June 30, 2015, increasing by 6.3% compared to $155 million for the six months ended June 30, 2014. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 79.2% in the first half of 2015, down from 79.6% in the first half of 2014.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $65 million for the six months ended June 30, 2015, increasing by 8.1% compared to $60 million for the six months ended June 30, 2014. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 18.7% in the first half of 2015, down from 21.0% in the first half of 2014. For the first half of 2015 compared to the first half of 2014, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to higher operating leverage achieved through higher revenues.
Operating Income. The Company’s total operating income was $277 million, or 11.2% of revenues, for the six months ended June 30, 2015, increasing by 22.8% from $226 million, or 10.0% of revenues, for the six months ended June 30, 2014. For the Company’s temporary and consultant staffing services division, operating income was $197 million, or 10.3% of applicable revenues, up from $166 million, or 9.4% of applicable revenues, in the first half of 2014. For the Company’s permanent placement staffing division, operating income was $43 million, or 20.6% of applicable revenues, up from operating income of $40 million, or 20.3% of applicable revenues, in the first half of 2014. For the Company’s risk consulting and internal audit services division, operating income was $37 million, or 10.6% of applicable revenues, improving from $20 million, or 6.9% of applicable revenues, in the first half of 2014.
Provision for income taxes. The provision for income taxes was 39.6% and 39.4% for the six months ended June 30, 2015 and 2014, respectively. The higher tax rate is primarily due to fewer available foreign tax benefits.

Liquidity and Capital Resources
The change in the Company’s liquidity during the six months ended June 30, 2015 and 2014 is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and payment of dividends.
Cash and cash equivalents were $313 million and $308 million at June 30, 2015 and 2014, respectively. Operating activities provided $226 million during the six months ended June 30, 2015, which was partially offset by $43 million and $152 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $164 million during the six months ended June 30, 2014, which was partially offset by $33 million and $102 million of net cash used in investing activities and financing activities, respectively.
Operating activities—Net cash provided by operating activities for the six months ended June 30, 2015, was composed of net income of $168 million, adjusted for non-cash items of $44 million and changes in working capital of $14 million. Net cash provided by operating activities for the six months ended June 30, 2014, was comprised of net income of $137 million, adjusted for non-cash items of $44 million, and offset by changes in working capital of $17 million.
Investing activities—Net cash used in investing activities for the six months ended June 30, 2015, was $43 million. This was composed of capital expenditures of $30 million and deposits to trusts for employee deferred compensation plans of $13 million. Net cash used in investing activities for the six months ended June 30, 2014, was $33 million. This was comprised of capital expenditures of $23 million and deposits to trusts for employee deferred compensation plans of $10 million.
Financing activities—Net cash used in financing activities for the six months ended June 30, 2015, was $152 million. This included repurchases of $104 million in common stock and $54 million in cash dividends to stockholders, offset by $5 million in excess tax benefits from stock-based compensation and proceeds of $1 million from exercises of stock options. Net cash used in financing activities for the six months ended June 30, 2014, was $102 million. This included repurchases of $65 million in common stock and $49 million in cash dividends to stockholders, offset by proceeds of $11 million from exercises of stock options and $1 million in excess tax benefits from stock-based compensation.
As of June 30, 2015, the Company is authorized to repurchase, from time to time, up to 3.4 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the six months ended June 30, 2015 and 2014, the Company repurchased 1.4 million shares and 1.3 million shares of common stock on the open market for a total cost of $79 million and $55 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the six months ended June 30, 2015 and 2014, such repurchases totaled 0.2 million shares, at a cost of $12 million, and 0.3 million shares, at a cost of $10 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital at June 30, 2015, included $313 million in cash and cash equivalents. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
On July 30, 2015, the Company announced a quarterly dividend of $.20 per share to be paid to all shareholders of record as of August 25, 2015. The dividend will be paid on September 15, 2015.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Because a portion of the Company’s net revenues are derived from its operations outside the U.S. and are denominated in local currencies, the Company is exposed to risks associated with foreign currency fluctuations. Changes in exchange rates impact the U.S. dollar amount of the Company’s reported revenues, expenses, earnings, assets and liabilities.
For the six months ended June 30, 2015, approximately 20% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, and Australian dollar, have an impact on the Company’s reported results. Under U.S. GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

During the first six months of 2015, the U.S. dollar fluctuated, but generally strengthened, against the primary currencies in which the Company conducts business. Currency exchange rates had the effect of decreasing reported net service revenues by $85 million, or 3.8%, in the first half of 2015 compared to prior year. The general strengthening of the U.S. dollar also affected expenses incurred in our foreign operations. Because substantially all our foreign operations generated revenues and incurred expenses within the same country and currency, the favorable effect of lower operating expenses largely offset the decline in reported revenues. Reported net income was $3 million, or 2.4%, lower in first half of 2015 compared to prior year due to the effect of currency exchange rates.
For the month ended July 31, 2015, the U.S. dollar has strengthened against the Canadian dollar, British pound, Euro and Australian dollar since the end of quarter June 30, 2015. If currency exchange rates were to remain at July 2015 levels throughout the second half of 2015, the Company’s 2015 full-year reported revenues would be impacted unfavorably, mostly offset by a favorable impact to operating expenses. Thus, the impact to reported net income would likely be immaterial.
Fluctuations in currency exchange rates impact the U.S. dollar amount of the Company’s stockholders’ equity. The assets and liabilities of the Company’s non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at period end. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. Although currency fluctuations impact the Company’s reported results and shareholders’ equity, such fluctuations generally do not affect cash flow or result in actual economic gains or losses. The Company generally has few cross-border transfers of funds, except for transfers to the U.S. for payment of intercompany loans, working capital loans made between the U.S. and the Company’s foreign subsidiaries, and dividends from the Company’s foreign subsidiaries.
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

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
The Company’s Form 10-Q for the fiscal quarter ended March 31, 2015 and Form 10-K for the fiscal year ended December 31, 2014 contained disclosures regarding a complaint filed in California Superior Court by Plaintiff Theresa Daniels, on behalf of herself and a putative class of salaried Recruiting Managers, naming the Company as Defendant. The complaint alleged that salaried Recruiting Managers based in California had been misclassified under California law as exempt employees, and sought an unspecified amount for unpaid overtime pay alleged to be due to them had they been paid as non-exempt hourly employees, as well as statutory penalties for alleged violations of the California Labor Code arising from such alleged misclassification. The complaint also alleged a claim under California Business and Professions Code section 17200 for unfair competition. The Plaintiff also sought an unspecified amount for other damages, attorneys’ fees, and statutory penalties. On or about September 17, 2014, the Plaintiff provided written notice to the California Labor and Workforce Development Agency of her alleged claims. On October 27, 2014, the Plaintiff filed a First Amended Complaint adding a representative claim and request for penalties under the California Private Attorney General Act. On May 9, 2015, the parties entered into a settlement agreement with regard to Plaintiff’s individual claims in an amount immaterial to the Company and, on May 26, 2015, the Court dismissed the complaint. Accordingly, the Company will not make disclosures regarding this case in its future Securities and Exchange Commission filings.
There have been no material developments with regard to the other legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014 and its quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2015.
ITEM 1A. Risk Factors
There have not been any material changes with regard to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (c)
April 1, 2015 to April 30, 2015	302,663	(a)	$55.71	300,000	3,974,882
May 1, 2015 to May 31, 2015	100,000		$55.44	100,000	3,874,882
June 1, 2015 to June 30, 2015	500,659	(b)	$56.20	500,000	3,374,882
Total April 1, 2015 to June 30, 2015	903,322			900,000

(a)	Includes 2,663 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(b)	Includes 659 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(c)
Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transaction depending on market conditions. Since plan inception, a total of 98,000,000 shares have been authorized for repurchase of which 94,625,118 shares have been repurchased as of June 30, 2015.

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

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: August 3, 2015