Form 10-Q
period 2015-09-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2015-11-02
CIK 315213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 FORM 10-Q
______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2015:
132,686,250 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share amounts)

September 30, 2015	December 31, 2014

ASSETS
Cash and cash equivalents	$251,818	$287,119
Accounts receivable, less allowances of $32,286 and $30,544	731,574	657,676
Current deferred income taxes	141,738	133,151
Other current assets	258,242	245,337
Total current assets	1,383,372	1,323,283
Goodwill	197,992	199,488
Property and equipment, net	129,229	121,754
Other assets	4,679	2,742
Total assets	$1,715,272	$1,647,267
LIABILITIES
Accounts payable and accrued expenses	$134,991	$175,107
Accrued payroll and benefit costs	508,915	448,115
Income taxes payable	20,113	—
Current portion of notes payable and other indebtedness	150	140
Total current liabilities	664,169	623,362
Notes payable and other indebtedness, less current portion	1,046	1,159
Other liabilities	43,581	42,888
Total liabilities	708,796	667,409
Commitments and Contingencies (Note F)
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 132,652,266 shares and 135,134,064 shares	133	135
Capital surplus	964,841	928,157
Accumulated other comprehensive (loss) income	(6,227)	14,730
Retained earnings	47,729	36,836
Total stockholders’ equity	1,006,476	979,858
Total liabilities and stockholders’ equity	$1,715,272	$1,647,267

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net service revenues	$1,312,718	$1,224,308	$3,790,339	$3,473,564
Direct costs of services, consisting of payroll, payroll taxes, benefit costs and reimbursable expenses	762,917	719,088	2,215,949	2,051,405
Gross margin	549,801	505,220	1,574,390	1,422,159
Selling, general and administrative expenses	390,735	366,967	1,138,075	1,058,144
Amortization of intangible assets	—	—	—	557
Interest income, net	(240)	(108)	(400)	(570)
Income before income taxes	159,306	138,361	436,715	364,028
Provision for income taxes	62,581	53,177	172,362	142,153
Net income	$96,725	$85,184	$264,353	$221,875

Net income per share:
Basic	$.74	$.64	$2.00	$1.65
Diluted	$.73	$.63	$1.98	$1.63

Shares:
Basic	131,285	134,054	132,280	134,690
Diluted	132,488	135,366	133,436	135,740
Cash dividends declared per share	$.20	$.18	$.60	$.54

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
COMPREHENSIVE INCOME:
Net income	$96,725	$85,184	$264,353	$221,875
Foreign currency translation adjustments, net of tax	(7,378)	(15,281)	(20,957)	(12,995)
Total comprehensive income	$89,347	$69,903	$243,396	$208,880

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2015	2014
COMMON STOCK—SHARES:
Balance at beginning of period	135,134	137,466
Net issuances of restricted stock	591	796
Repurchases of common stock	(3,127)	(2,808)
Exercises of stock options	54	469
Balance at end of period	132,652	135,923
COMMON STOCK—PAR VALUE:
Balance at beginning of period	$135	$137
Net issuances of restricted stock	1	1
Repurchases of common stock	(3)	(3)
Exercises of stock options	—	1
Balance at end of period	$133	$136
CAPITAL SURPLUS:
Balance at beginning of period	$928,157	$868,120
Net issuances of restricted stock at par value	(1)	(1)
Stock-based compensation expense	30,540	29,960
Exercises of stock options—excess over par value	1,511	12,686
Tax impact of equity incentive plans	4,634	2,213
Balance at end of period	$964,841	$912,978
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:
Balance at beginning of period	$14,730	$38,071
Foreign currency translation adjustments, net of tax	(20,957)	(12,995)
Balance at end of period	$(6,227)	$25,076
RETAINED EARNINGS:
Balance at beginning of period	$36,836	$13,315
Net income	264,353	221,875
Repurchases of common stock—excess over par value	(172,736)	(126,828)
Cash dividends ($.60 per share and $.54 per share)	(80,724)	(73,969)
Balance at end of period	$47,729	$34,393

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$264,353	$221,875
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	—	557
Depreciation expense	39,487	36,170
Stock-based compensation expense—restricted stock and stock units	30,540	29,960
Excess tax benefits from stock-based compensation	(4,645)	(1,644)
Deferred income taxes	(6,912)	(11,167)
Provision for doubtful accounts	7,096	6,730
Changes in assets and liabilities:
Increase in accounts receivable	(96,505)	(123,259)
Increase in accounts payable, accrued expenses, accrued payroll and benefit costs	63,149	72,137
Increase in income taxes payable	34,854	36,991
Change in other assets, net of change in other liabilities	(11,176)	(10,530)
Net cash flows provided by operating activities	320,241	257,820
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(48,276)	(36,207)
Payments to trusts for employee deferred compensation plans	(19,578)	(18,220)
Net cash flows used in investing activities	(67,854)	(54,427)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(201,209)	(124,679)
Cash dividends paid	(80,169)	(72,752)
Payments for notes payable and other indebtedness	(104)	(95)
Excess tax benefits from stock-based compensation	4,645	1,644
Proceeds from exercises of stock options	1,511	12,686
Net cash flows used in financing activities	(275,326)	(183,196)
Effect of exchange rate changes on cash and cash equivalents	(12,362)	(5,085)
Net (decrease) increase in cash and cash equivalents	(35,301)	15,112
Cash and cash equivalents at beginning of period	287,119	275,764
Cash and cash equivalents at end of period	$251,818	$290,876

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Stock repurchases awaiting settlement	$1,682	$2,152

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015

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
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of September 30, 2015, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, and income and other taxes. Management estimates are also utilized in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions.
Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs for the three and nine months ended September 30, 2015 and 2014, are reflected in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Advertising costs	$11,618	$11,251	$33,728	$30,881
Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. Internal-use software development costs capitalized for the three and nine months ended September 30, 2015 and 2014, are reflected in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Internal-use software development costs	$7,474	$7,010	$24,349	$17,846

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2015

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
Business Combinations. In September 2015, the FASB issued authoritative guidance that eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that an acquirer record in the same period’s financial statements the effects of the cumulative impact of adjustments including the impact on prior periods. The prior period impact of the adjustment should be presented separately on the face of the income statement or disclosed in the notes. The new guidance is effective for annual and interim periods beginning after December 15, 2015 for public business entities. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not expect the adoption of this guidance to have a material impact to its Financial Statements.

Note C—Other Current Assets
Other current assets consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Deposits in trusts for employee deferred compensation plans	$188,646	$172,237
Other	69,596	73,100
Other current assets	$258,242	$245,337

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2015

Note D—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Computer hardware	$155,293	$159,309
Computer software	335,710	312,968
Furniture and equipment	104,665	105,262
Leasehold improvements	112,990	113,782
Other	9,300	9,045
Property and equipment, cost	717,958	700,366
Accumulated depreciation	(588,729)	(578,612)
Property and equipment, net	$129,229	$121,754
Note E—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Payroll and benefits	$261,779	$213,962
Employee deferred compensation plans	194,364	181,709
Workers’ compensation	28,521	26,127
Payroll taxes	24,251	26,317
Accrued payroll and benefit costs	$508,915	$448,115
Included in employee deferred compensation plans is the following (in thousands):

	September 30, 2015	December 31, 2014
Deferred compensation plan and other benefits related to the Company’s Chief Executive Officer	$80,809	$79,060
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
September 30, 2015
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
On March 23, 2015, Plaintiff Jessica Gentry, on her own behalf and on behalf of a putative class of allegedly similarly situated individuals, filed a complaint against the Company in the Superior Court of California, San Francisco County, which was subsequently amended on October 23, 2015. The complaint, which was filed by the same plaintiffs’ law firm that brought the Rodriguez matter described above, alleges claims similar to those alleged in Rodriguez.  Specifically, the complaint alleges that a putative class of current and former employees of the Company working in California since March 13, 2010 were denied compensation for the time they spent interviewing “for temporary and permanent employment opportunities” as well as performing activities related to the interview process. Gentry seeks recovery on her own behalf and on behalf of the putative class in an unspecified amount for this allegedly unpaid compensation. Gentry also seeks recovery of an unspecified amount for the alleged failure of the Company to provide her and the putative class with accurate wage statements. Gentry also seeks an unspecified amount of other damages, attorneys’ fees, and statutory penalties, including penalties for allegedly not paying all wages due upon separation to former employees and statutory penalties on behalf of herself and other allegedly “aggrieved employees” as defined by California’s Labor Code Private Attorney General Act. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding and, accordingly, no amounts have been provided in the Company’s Financial Statements. The Company believes it has meritorious defenses to the allegations and the Company intends to continue to vigorously defend against the litigation.
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
Note G—Stockholders’ Equity
Stock Repurchase Program. As of September 30, 2015, the Company is authorized to repurchase, from time to time, up to 1.8 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the nine months ended September 30, 2015 and 2014, are reflected in the following table (in thousands):

	Nine Months Ended September 30,
	2015	2014
Common stock repurchased (in shares)	2,932	2,543
Common stock repurchased	$161,073	$115,694

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. The number and the cost of employee stock plan repurchases made during the nine months ended September 30, 2015 and 2014, are reflected in the following table (in thousands):

	Nine Months Ended September 30,
	2015	2014
Employee stock plan repurchased (in shares)	195	265
Employee stock plan repurchased	$11,666	$11,137

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2015
Note G—Stockholders’ Equity (continued)

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Repurchase activity for the nine months ended September 30, 2015 and 2014, is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.
Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus.
Note H—Net Income Per Share
The calculation of net income per share for the three and nine months ended September 30, 2015 and 2014 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$96,725	$85,184	$264,353	$221,875
Basic:
Weighted average shares	131,285	134,054	132,280	134,690

Diluted:
Weighted average shares	131,285	134,054	132,280	134,690
Dilutive effect of potential common shares	1,203	1,312	1,156	1,050
Diluted weighted average shares	132,488	135,366	133,436	135,740

Net income per share:
Basic	$.74	$.64	$2.00	$1.65
Diluted	$.73	$.63	$1.98	$1.63

Potential common shares include the dilutive effect of stock options, unvested performance-based restricted stock, restricted stock which contains forfeitable rights to dividends, and stock units. The weighted average diluted common shares outstanding for the three and nine months ended September 30, 2015 and 2014, excludes the effect of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total number of anti-dilutive potential common shares	247	—	168	1
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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2015
Note I—Business Segments (continued)

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net service revenues
Temporary and consultant staffing	$999,822	$954,225	$2,922,942	$2,722,833
Permanent placement staffing	110,748	102,345	319,744	297,797
Risk consulting and internal audit services	202,148	167,738	547,653	452,934
	$1,312,718	$1,224,308	$3,790,339	$3,473,564
Operating income
Temporary and consultant staffing	$102,991	$97,660	$300,404	$263,901
Permanent placement staffing	24,377	21,380	67,460	61,103
Risk consulting and internal audit services	31,698	19,213	68,451	39,011
	159,066	138,253	436,315	364,015
Amortization of intangible assets	—	—	—	557
Interest income, net	(240)	(108)	(400)	(570)
Income before income taxes	$159,306	$138,361	$436,715	$364,028
Note J—Subsequent Events
On October 29, 2015, the Company authorized the repurchase, from time to time, of up to an additional 10 million shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The authorization is in addition to the 1.8 million shares remaining under the existing repurchase program. There is no guarantee as to whether, when, or how many shares the Company will repurchase, and the Company may discontinue the repurchase program at any time.
On October 29, 2015, the Company announced the following:

Quarterly dividend per share	$.20
Declaration date	October 29, 2015
Record date	November 25, 2015
Payment date	December 15, 2015

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
Executive Overview
Demand for the Company’s temporary and permanent staffing services and risk consulting and internal audit services is largely dependent upon general economic and labor trends both domestic and abroad. Correspondingly, financial results for the first three quarters of 2015 were positively impacted by improving global economic conditions, largely driven by improvements in the United States with more modest growth in the non-U.S. markets we serve. During the first three quarters of 2015, net service revenues grew to $3.79 billion, an increase of 9% from the prior year. Net income increased 19% to $264 million and diluted net income per share increased 21% to $1.98 for the nine months ended September 30, 2015. Revenues in the third quarter totaled $1.31 billion, led by strong results from Protiviti, Robert Half Technology and our permanent placement operations. Protiviti revenues increased 23% on a same-day, constant-currency basis compared to the third quarter of last year. Net income was $97 million, or $.73 per share, up 14% and 16%, respectively, from the third quarter of 2014.
We believe that the Company is well positioned to benefit from the current macro environment. The United States economic situation during the first three quarters of 2015 was generally favorable for the Company as real gross domestic product (GDP) grew 0.6%, 3.9% and 1.5% for the first, second and third quarter, respectively, while the unemployment rate declined from 5.6% in December 2014 to 5.1% at the end of the third quarter of 2015. The third quarter's unemployment rate was the lowest in seven years. Over the past several years, the increase in temporary workers as a percentage of U.S. employment suggests that more employers are embracing flexible staffing as an important part of managing their labor force. Although some of the trends that have recently benefited the Company’s U.S. business are also present internationally, the gains in many international markets have been more modest.
We monitor various economic indicators and business trends in all of the countries in which we operate to anticipate demand for the Company’s services. We evaluate these trends to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macro environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends. As such, during the first three quarters of 2015, we added headcount in all of the Company’s lines of business.

We have limited visibility into future revenues not only due to the dependence on macroeconomic conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, we typically assess headcount and other investments on at least a quarterly basis. That said, based on current trends and conditions, we do expect targeted headcount increases to continue through the fourth quarter, especially in the technology division within our temporary and consultant staffing segment and within our permanent placement staffing segment.
Capital expenditures for the nine months ended September 30, 2015 totaled $48 million, approximately 70% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s future growth opportunities. Capital expenditures also included amounts spent on tenant improvements and furniture and equipment in our leased offices. Major software initiatives include upgrades to enterprise resource planning applications and the continued implementation of a global, cloud-based customer relationship management application. Infrastructure and computer hardware initiatives in the first three quarters of 2015 have focused on delivering mobile technology to our professional staff, upgrading data networks, and enhancing video capabilities and telecommunication systems.  Our investments in these initiatives are expected to continue throughout 2015. We currently forecast that 2015 capital expenditures will range from $70 million to $80 million.
Critical Accounting Policies and Estimates
The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There were no material changes to the Company's accounting policies for the nine months ended September 30, 2015, and other than updates to estimates used in the Company’s goodwill impairment assessment discussed below, there were no material changes to critical accounting estimates during the nine months ended September 30, 2015.
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
The Company’s reporting units are Accountemps, Robert Half Finance & Accounting, OfficeTeam, Robert Half Technology, Robert Half Management Resources and Protiviti, which had goodwill balances at September 30, 2015, of $126.3 million, $26.3 million, $0.0 million, $7.1 million, $0.0 million and $38.3 million, respectively, totaling $198.0 million. There were no changes to the Company’s reporting units or to the allocations of goodwill by reporting unit for the nine months ended September 30, 2015.
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
The Company’s temporary and permanent placement staffing services business has 332 offices in 42 states, the District of Columbia and 17 foreign countries, while Protiviti has 56 offices in 23 states and 11 foreign countries.
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

Three months ended September 30, 2015 and 2014
Revenues. The Company’s revenues were $1.31 billion for the three months ended September 30, 2015, compared to $1.22 billion for the three months ended September 30, 2014. Revenues from foreign operations represented 19.0% of total revenues for the three months ended September 30, 2015, compared to 22.8% for the three months ended September 30, 2014. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. For the three months ended September 30, 2015 revenues for each of the Company’s reportable segments were up compared to the same period in 2014. The Company’s growth was broad-based and reflective of improving labor markets and higher global demand for its professional staffing services. Results were strongest domestically with demand also improving in several other countries, most notably within Europe. Risk consulting and internal audit services continued to post strong growth rates. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing services revenues were $1 billion for the three months ended September 30, 2015, increasing by 4.8% compared to revenues of $954 million for the three months ended September 30, 2014. Key drivers of temporary and consultant staffing services revenues include average hourly bill rates and the number of hours worked by the Company’s temporary employees on client engagements. On a same-day, constant-currency basis, temporary and consultant staffing services revenues increased 8.3% for the third quarter of 2015 compared to the third quarter of 2014, due primarily to a 4.6% increase in average bill rates and inclusive of an increase in the number of hours worked by the Company's temporary employees. In the U.S., revenues in the third quarter of 2015 increased 9.9%, or 9.8% on a same-day basis, compared to the third quarter of 2014. For the Company’s international operations, 2015 third quarter revenues decreased 12.8%, but on a same-day, constant-currency basis, increased 3.1%, compared to the third quarter of 2014.
Permanent placement staffing revenues were $111 million for the three months ended September 30, 2015, increasing by 8.2% compared to revenues of $102 million for the three months ended September 30, 2014. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. On a same-day, constant-currency basis, permanent placement revenues increased 13.6% for the third quarter of 2015 compared to the third quarter of 2014, driven primarily by an increase in the number of placements. In the U.S., revenues for the third quarter of 2015 increased 16.2%, or 16.1% on a same-day basis, compared to the third quarter of 2014. For the Company’s international operations, revenues for the third quarter of 2015 decreased 7.3%, but on a same-day, constant-currency basis, increased 8.9%, compared to the third quarter of 2014. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue.
Risk consulting and internal audit services revenues were $202 million for the three months ended September 30, 2015, increasing by 20.5% compared to revenues of $168 million for the three months ended September 30, 2014. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On a same-day, constant-currency basis, risk consulting and internal audit services revenues increased 23.0% for the third quarter of 2015 compared to the third quarter of 2014, due primarily to an increase in billable hours worked. In the U.S., revenues in the third quarter of 2015 increased 24.6%, or 24.4% on a same-day basis, compared to the third quarter of 2014. Contributing to the U.S. increase was continued growth in services related to internal audit and financial advisory, risk and compliance, and information technology consulting. The Company’s risk consulting and internal audit services revenues from international operations increased 1.2%, and on a same-day, constant-currency basis increased 16.4%, compared to the third quarter of 2014.

A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended September 30, 2015, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	4.8%	9.9%	-12.8%
Billing Days Impact	-0.1%	-0.1%	-0.2%
Currency Impact	3.6%	—	16.1%
Same Billing Days and Constant Currency	8.3%	9.8%	3.1%
Permanent placement staffing
As Reported	8.2%	16.2%	-7.3%
Billing Days Impact	-0.2%	-0.1%	-0.1%
Currency Impact	5.6%	—	16.3%
Same Billing Days and Constant Currency	13.6%	16.1%	8.9%
Risk consulting and internal audit services
As Reported	20.5%	24.6%	1.2%
Billing Days Impact	-0.2%	-0.2%	-0.2%
Currency Impact	2.7%	—	15.4%
Same Billing Days and Constant Currency	23.0%	24.4%	16.4%
Gross Margin. The Company’s gross margin dollars were $550 million for the three months ended September 30, 2015, increasing by 8.8% compared to $505 million for the three months ended September 30, 2014. In the third quarter of 2015, gross margin dollars increased for all three of the Company’s reportable segments compared to the third quarter of 2014. Gross margin as a percentage of revenues increased for the Company’s temporary and consultant staffing services and risk consulting and internal audit services segments on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and benefit costs for temporary employees, and reimbursable expenses. The key drivers of gross margin are: i) pay/bill spreads, which represent the differential between wages paid to temporary employees and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company's client. Gross margin dollars for the Company’s temporary and consultant staffing services division were $373 million for the three months ended September 30, 2015, compared to $352 million for the three months ended September 30, 2014. As a percentage of revenues, gross margin for temporary and consultant staffing services was 37.3% in the third quarter of 2015, up from 36.9% in the third quarter of 2014. This year-over-year improvement in gross margin percentage of 0.4% was primarily attributable to higher pay/bill spreads and lower fringe costs in the third quarter of 2015 compared to the third quarter of 2014.
Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $111 million for the three months ended September 30, 2015, compared to $102 million for the three months ended September 30, 2014. Because reimbursable expenses for permanent placement staffing services are de minimis, gross margin dollars are substantially explained by revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $66 million for the three months ended September 30, 2015, increasing by 30.0% compared to $51 million for the three months ended September 30, 2014. As a percentage of revenues, gross margin for risk consulting and internal audit services in the third quarter of 2015 was 32.9%, up from 30.5% in the third quarter of 2014. The improvement in the third quarter of 2015 compared to the third quarter of 2014 was due to a better alignment of the mix of professional staff relative to client demand and higher bill rates.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses were $391 million for the three months ended September 30, 2015, up 6.5% from $367 million for the three months ended September 30, 2014. As a percentage of revenues, the Company’s selling, general and administrative expenses were 29.8% for the third quarter of 2015, down from 30.0% for the third quarter of 2014. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $270 million for the three months ended September 30, 2015, up 6.2% from $254 million for the three months ended September 30, 2014. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 27.0% in the third quarter of 2015, up slightly from 26.6% in the third quarter of 2014.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $86 million for the three months ended September 30, 2015, increasing by 6.5% compared to $81 million for the three months ended September 30, 2014. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 77.9% in the third quarter of 2015 and 79.1% in the third quarter of 2014. For the third quarter of 2015 compared to the third quarter of 2014, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to improved operating leverage achieved through higher revenues.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $35 million for the three months ended September 30, 2015, increasing by 8.9% compared to $32 million for the three months ended September 30, 2014. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 17.2% in the third quarter of 2015, down from 19.0% in the third quarter of 2014. For the third quarter of 2015 compared to the third quarter of 2014, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to improved operating leverage achieved through higher revenues.
Operating Income. The Company’s total operating income was $159 million, or 12.1% of revenues, for the three months ended September 30, 2015, increasing by 15.1% from $138 million, or 11.3% of revenues, for the three months ended September 30, 2014. For the Company’s temporary and consultant staffing services division, operating income was $103 million, or 10.3% of applicable revenues, up from $98 million, or 10.2% of applicable revenues, in the third quarter of 2014. For the Company’s permanent placement staffing division, operating income was $24 million, or 22.0% of applicable revenues, up from an operating income of $21 million, or 20.9% of applicable revenues, in the third quarter of 2014. For the Company’s risk consulting and internal audit services division, operating income was $32 million, or 15.7% of applicable revenues, up from an operating income of $19 million, or 11.5% of applicable revenues, in the third quarter of 2014.
Provision for income taxes. The provision for income taxes was 39.3% and 38.4% for the three months ended September 30, 2015 and 2014, respectively. The higher tax rate is primarily due to fewer available foreign tax benefits during 2015.
Nine months ended September 30, 2015 and 2014
Revenues. The Company’s revenues were $3.79 billion for the nine months ended September 30, 2015, increasing by 9.1% compared to $3.47 billion for the nine months ended September 30, 2014. Revenues from foreign operations represented 19.6% and 23.2% of total revenues for the nine months ended September 30, 2015 and 2014, respectively. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services. In the first three quarters of 2015, revenues for all three of the Company’s reportable segments were up compared to the first three quarters of 2014. Results were strongest domestically with demand also improving in several countries, most notably within Europe. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing services revenues were $2.92 billion for the nine months ended September 30, 2015, increasing 7.3% compared to revenues of $2.72 billion for the nine months ended September 30, 2014. Key drivers of temporary and consultant staffing services revenues include average hourly bill rates and hours worked by the Company's temporary employees on client engagements. On a same-day, constant-currency basis, temporary and consultant staffing services revenues increased 11.3% for the first three quarters of 2015 compared to the first three quarters of 2014, due primarily to an increase in temporary hours worked by the Company's temporary employees and inclusive of a 4.4% increase in average bill rates. In the U.S., revenues in the first three quarters of 2015 increased 12.3%, or 12.5% on a same-day basis, compared to the first three quarters of 2014. For the Company’s international operations, revenues in the first three quarters of 2015 decreased 9.5%, but increased 7.0% on a same-day, constant-currency basis, compared to the first three quarters of 2014.

Permanent placement revenues were $320 million for the nine months ended September 30, 2015, increasing by 7.4% compared to revenues of $298 million for the nine months ended September 30, 2014. Key drivers of permanent placement staffing revenues consist of number of candidate placements and average fees earned per placement. On a same-day, constant-currency basis, permanent placement revenues increased 12.9% for the first three quarters of 2015 compared to the first three quarters of 2014. In the U.S., revenues in the first three quarters of 2015 increased 16.9%, or 17.1% on a same-day basis, compared to the first three quarters of 2014, driven primarily by an increase in number of placements. Historically, demand for permanent placement services is more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue. For the Company’s international operations, revenues in the first three quarters of 2015 decreased 9.7%, and increased 5.3% on a same-day, constant-currency basis, compared to the first three quarters of 2014.
Risk consulting and internal audit services revenues were $548 million for the nine months ended September 30, 2015, increasing by 20.9% compared to revenues of $453 million for the nine months ended September 30, 2014. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On a same-day, constant-currency basis, risk consulting and internal audit services revenues increased 24.2% for the first three quarters of 2015 compared to the first three quarters of 2014, due primarily to an increase in billable hours worked. Contributing to the increase was higher demand in the U.S. In the U.S., revenues in the first three quarters of 2015 increased 25.0%, or 25.4% on a same-day basis, compared to the first three quarters of 2014. For the Company’s international operations, revenues in the first three quarters of 2015 increased 3.3%, or 19.3% on a same-day, constant-currency basis, compared to the first three quarters of 2014.
A reconciliation of the Non-GAAP year-over-year revenue growth rates to the as-reported year-over-year revenue growth rates for the nine months ended September 30, 2015, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	7.3%	12.3%	-9.5%
Billing Days Impact	0.3%	0.2%	0.2%
Currency Impact	3.7%	—	16.3%
Same Billing Days and Constant Currency	11.3%	12.5%	7.0%
Permanent placement staffing
As Reported	7.4%	16.9%	-9.7%
Billing Days Impact	0.2%	0.2%	0.1%
Currency Impact	5.3%	—	14.9%
Same Billing Days and Constant Currency	12.9%	17.1%	5.3%
Risk consulting and internal audit services
As Reported	20.9%	25.0%	3.3%
Billing Days Impact	0.4%	0.4%	0.3%
Currency Impact	2.9%	—	15.7%
Same Billing Days and Constant Currency	24.2%	25.4%	19.3%

Gross Margin. The Company’s gross margin dollars were $1.57 billion for the nine months ended September 30, 2015, up from $1.42 billion for the nine months ended September 30, 2014. For the first three quarters of 2015 compared to the first three quarters of 2014, gross margin dollars increased for all three of the Company’s reportable segments. Gross margin as a percentage of revenues increased for the Company’s temporary and consultant staffing services division and the risk consulting and internal audit services division on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and insurance costs for temporary employees, and reimbursable expenses. The key drivers of gross margin are: i) pay/bill spreads, which represent the differential between wages paid to temporary employees and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company's client. Gross margin dollars for the Company’s temporary and consultant staffing services division were $1.09 billion for the nine months ended September 30, 2015, increasing by 9.4% compared to $994 million for the nine months ended September 30, 2014. As a percentage of revenues, gross margin for temporary and consultant staffing services was 37.2% in the first three quarters of 2015, up from 36.5% in the first three quarters of 2014. This year-over-year improvement in gross margin percentage of 0.7% was primarily attributable to higher conversion fees, pay/bill spreads and lower fringe costs in the first three quarters of 2015 compared to the first three quarters of 2014.
Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $319 million for the nine months ended September 30, 2015, increasing by 7.2% compared to $297 million for the nine months ended September 30, 2014. Because reimbursable expenses for permanent placement staffing services are de minimis, the increase in gross margin dollars is substantially explained by the increase in revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, insurance costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $168 million for the nine months ended September 30, 2015, increasing by 28.4% compared to $131 million for the nine months ended September 30, 2014. As a percentage of revenues, gross margin for risk consulting and internal audit services was 30.6% in for the first three quarters of 2015, up from 28.9% in the first three quarters of 2014. The improvement in the first three quarters of 2015 compared to the first three quarters of 2014 was due to a better alignment of the mix of professional staff relative to client demand.
Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses were $1.14 billion for the nine months ended September 30, 2015, increasing by 7.6% compared to $1.06 billion for the nine months ended September 30, 2014. As a percentage of revenues, the Company’s selling, general and administrative expenses were 30.0% for the first three quarters of 2015, down from 30.5% for the first three quarters of 2014. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $787 million for the nine months ended September 30, 2015, up 7.8% from $730 million for the nine months ended September 30, 2014. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 26.9% in the first three quarters of 2015, up from 26.8% in the first three quarters of 2014.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $252 million for the nine months ended September 30, 2015, increasing by 6.4% compared to $236 million for the nine months ended September 30, 2014. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 78.7% in the first three quarters of 2015, down from 79.4% in the first three quarters of 2014.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $99 million for the nine months ended September 30, 2015, increasing by 8.3% compared to $92 million for the nine months ended September 30, 2014. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 18.1% in the first three quarters of 2015, down from 20.3% in the first three quarters of 2014. For the first three quarters of 2015 compared to the first three quarters of 2014, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to higher operating leverage achieved through higher revenues.
Operating Income. The Company’s total operating income was $436 million, or 11.5% of revenues, for the nine months ended September 30, 2015, increasing by 19.9% from $364 million, or 10.5% of revenues, for the nine months ended September 30, 2014. For the Company’s temporary and consultant staffing services division, operating income was $300 million, or 10.3% of applicable revenues, up from $264 million, or 9.7% of applicable revenues, in the first three quarters of 2014. For the Company’s permanent placement staffing division, operating income was $68 million, or 21.1% of applicable revenues, up from operating income of $61 million, or 20.5% of applicable revenues, in the first three quarters of 2014. For the Company’s risk consulting and internal audit services division, operating income was $68 million, or 12.5% of applicable revenues, improving from $39 million, or 8.6% of applicable revenues, in the first three quarters of 2014.

Provision for income taxes. The provision for income taxes was 39.5% and 39.1% for the nine months ended September 30, 2015 and 2014, respectively. The higher tax rate is primarily due to fewer available foreign tax benefits during 2015.
Liquidity and Capital Resources
The change in the Company’s liquidity during the nine months ended September 30, 2015 and 2014 is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and payment of dividends.
Cash and cash equivalents were $252 million and $291 million at September 30, 2015 and 2014, respectively. Operating activities provided $320 million during the nine months ended September 30, 2015, which was offset by $68 million and $275 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $258 million during the nine months ended September 30, 2014, which was partially offset by $54 million and $183 million of net cash used in investing activities and financing activities, respectively.
Operating activities—Net cash provided by operating activities for the nine months ended September 30, 2015, was composed of net income of $264 million, adjusted for non-cash items of $66 million and changes in working capital of $10 million. Net cash provided by operating activities for the nine months ended September 30, 2014, was comprised of net income of $222 million, adjusted for non-cash items of $61 million, and offset by changes in working capital of $25 million.
Investing activities—Net cash used in investing activities for the nine months ended September 30, 2015, was $68 million. This was composed of capital expenditures of $48 million and deposits to trusts for employee deferred compensation plans of $20 million. Net cash used in investing activities for the nine months ended September 30, 2014, was $54 million. This was comprised of capital expenditures of $36 million and deposits to trusts for employee benefits and retirement plans of $18 million.
Financing activities—Net cash used in financing activities for the nine months ended September 30, 2015, was $275 million. This primarily included repurchases of $201 million in common stock and $80 million in cash dividends to stockholders, offset by $5 million in excess tax benefits from stock-based compensation and proceeds of $2 million from exercises of stock options. Net cash used in financing activities for the nine months ended September 30, 2014, was $183 million. This included repurchases of $125 million in common stock and $73 million in cash dividends to stockholders, offset by proceeds of $13 million from exercises of stock options and $2 million in excess tax benefits from stock-based compensation.
As of September 30, 2015, the Company is authorized to repurchase, from time to time, up to 1.8 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. On October 29, 2015, the Company authorized the repurchase, from time to time, of up to an additional 10 million shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the nine months ended September 30, 2015 and 2014, the Company repurchased 2.9 million shares and 2.5 million shares of common stock on the open market for a total cost of $161 million and $116 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the nine months ended September 30, 2015 and 2014, such repurchases totaled 0.2 million shares, at a cost of $12 million, and 0.3 million shares, at a cost of $11 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital at September 30, 2015, included $252 million in cash and cash equivalents. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
On October 29, 2015, the Company announced a quarterly dividend of $.20 per share to be paid to all shareholders of record as of November 25, 2015. The dividend will be paid on December 15, 2015.
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

For the nine months ended September 30, 2015, approximately 20% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, and Australian dollar, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.
During the first nine months of 2015, the U.S. dollar fluctuated, but generally strengthened, against the primary currencies in which the Company conducts business. Currency exchange rates had the effect of decreasing reported net service revenues by $129 million, or 3.7%, in the first three quarters of 2015 compared to prior year. The general strengthening of the U.S. dollar also affected the reported level of expenses incurred in our foreign operations. Because substantially all our foreign operations generated revenues and incurred expenses within the same country and currency, the favorable effect of lower reported operating expenses largely offset the decline in reported revenues. Reported net income was $5 million, or 2.4%, lower in first three quarters of 2015 compared to prior year due to the effect of currency exchange rates.
For the month ended October 31, 2015, the U.S. dollar has strengthened against the Euro, but weakened against the British Pound, Canadian Dollar, and Australian dollar since September 30, 2015. If currency exchange rates were to remain at October 2015 levels throughout the fourth quarter of 2015, the Company’s 2015 full-year reported revenues would be impacted unfavorably, mostly offset by a favorable impact to operating expenses. Thus, the impact to reported net income would likely be immaterial.
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

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
The Company’s Form 10-Q for the fiscal quarter ended March 31, 2015 contained disclosure regarding a complaint filed in the Superior Court of California, San Francisco County, by Plaintiff Jessica Gentry.  On October 23, 2015, the complaint was amended to add a claim for recovery of an unspecified amount of damages, statutory penalties, and attorneys’ fees under the California Labor Code Private Attorney General Act (“PAGA”) on behalf of Plaintiff Jessica Gentry and other allegedly “aggrieved employees” as defined by PAGA.  As previously reported by the Company, the Company believes it has meritorious defenses to the allegations and the Company intends to continue to vigorously defend against the litigation.
There have been no material developments with regard to the other legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014, its quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2015, and its quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2015.
ITEM 1A. Risk Factors
There have not been any material changes with regard to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (b)
July 1, 2015 to July 31, 2015	125,307		$53.16	125,307	3,249,575
August 1, 2015 to August 31, 2015	1,091,495		$53.40	1,091,495	2,158,080
September 1, 2015 to September 30, 2015	334,975	(a)	$50.44	334,539	1,823,541
Total July 1, 2015 to September 30, 2015	1,551,777			1,551,341

(a)	Includes 436 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(b)
Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transaction depending on market conditions. Since plan inception, a total of 98,000,000 shares have been authorized for repurchase of which 96,176,459 shares have been repurchased as of September 30, 2015. As disclosed in Note J and Item 5, on October 29, 2015, an additional 10,000,000 shares have been authorized for repurchase bringing the total repurchase authorization since plan inception to 108,000,000.

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosure
Not applicable.
ITEM 5. Other Information
On October 29, 2015, the Company authorized the repurchase, from time to time, of up to an additional 10 million shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The authorization is in addition to the 1.8 million shares remaining under the existing repurchase program. There is no guarantee as to whether, when, or how many shares the Company will repurchase, and the Company may discontinue the repurchase program at any time.

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

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: November 2, 2015