Form 10-K
period 2015-12-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2016-02-17
CIK 315213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company. ☐  Yes    ☒  No
As of June 30, 2015, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $7,212,071,210 based on the closing sale price on that date. This amount excludes the market value of 4,552,507 shares of Common Stock directly or indirectly held by registrant’s directors and officers and their affiliates.
As of January 31, 2016, there were 131,156,828 outstanding shares of the registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be mailed to stockholders in connection with the registrant’s annual meeting of stockholders, scheduled to be held in May 2016, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

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
Marketing and Recruiting
The Company markets its staffing services to clients as well as employment candidates. Local marketing and recruiting are generally conducted by each office or related group of offices. Local advertising directed to clients and employment candidates consists of radio, digital, search engine marketing, social media, websites, job boards, and trade shows. Direct marketing through e-mail and telephone solicitation also constitutes a significant portion of the Company’s total advertising. National advertising conducted by the Company consists primarily of radio, streaming audio, digital display, search engine marketing, social media amplification, and advertisements in national digital and print news publications, websites, social media sites, and trade publications. Additionally, the Company has expanded its use of job boards and aggregators in all aspects of sales and recruitment. Joint marketing arrangements have been entered into with major software manufacturers and typically provide for development of proprietary skills tests, cooperative advertising, joint e-mail campaigns, and similar promotional activities. The Company also actively seeks endorsements and affiliations with professional organizations in the business management, technology, office administration, and professional secretarial fields. In addition, the Company conducts public relations activities designed to enhance public recognition of the Company and its services. This includes outreach to journalists, bloggers and social media influencers, and the distribution of thought leadership via print, video, corporate-maintained social media sites and other online properties. Robert Half staffing and recruiting professionals are encouraged to be active in civic organizations and industry trade groups in their local communities.

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
Organization
Management of the Company’s staffing operations is coordinated from its headquarters facilities in Menlo Park and San Ramon, California. The Company’s headquarters provides support and centralized services to its offices in the administrative, marketing, public relations, accounting, training and legal areas, particularly as it relates to the standardization of the operating procedures of its offices. As of December 31, 2015, the Company conducted its staffing services operations through 332 offices in 42 states, the District of Columbia and 17 foreign countries. Office managers are responsible for most activities of their offices, including sales, local advertising and marketing and recruitment.
The day-to-day operations of Protiviti are managed by a chief executive officer and a senior management team with operational and administrative support provided by individuals located in San Ramon and Menlo Park, California. As of December 31, 2015, Protiviti had 56 offices in 23 states and 11 foreign countries.
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

Employees
The Company has approximately 16,100 full-time employees, including approximately 3,300 engaged directly in Protiviti operations. In addition, the Company placed approximately 220,000 temporary employees on assignments with clients during 2015. Employees placed by the Company on assignment with clients are the Company’s employees for all purposes while they are working on assignments. The Company pays the related costs of employment, such as workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company provides access to voluntary health insurance coverage to interested temporary employees.
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
The Company’s business depends on a strong reputation and anything that harms its reputation will likely harm its results.    As a provider of temporary and permanent staffing solutions as well as consultant services, the Company’s reputation is dependent upon the performance of the employees it places with its clients and the services rendered by its consultants. The Company depends on its reputation and name recognition to secure engagements and to hire qualified employees and consultants. If the Company’s clients become dissatisfied with the performance of those employees or consultants or if any of those employees or consultants engage in or are believed to have engaged in conduct that is harmful to the Company’s clients, the Company’s ability to maintain or expand its client base may be harmed.
The Company and certain subsidiaries are defendants in several lawsuits that could cause the Company to incur substantial liabilities.    The Company and certain subsidiaries are defendants in several actual or asserted class and representative action lawsuits brought by or on behalf of the Company’s current and former employees alleging violations of federal and state law with respect to certain wage and hour related matters, as well as claims challenging the Company’s compliance with the Fair Credit Reporting Act. The various claims made in one or more of such lawsuits include, among other things, the misclassification of certain employees as exempt employees under applicable law, failure to comply with wage statement requirements, failure to compensate certain employees for time spent performing activities related to the interviewing process, and other related wage and hour violations. Such suits seek, as applicable, unspecified amounts for unpaid overtime compensation, penalties, and other damages, as well as attorneys’ fees. It is not possible to predict the outcome of these lawsuits. However, these lawsuits may consume substantial amounts of the Company’s financial and managerial resources and might result in adverse publicity, regardless of the ultimate outcome of the lawsuits. In addition, the Company and its subsidiaries may become subject to similar lawsuits in the same or other jurisdictions. An unfavorable outcome with respect to these lawsuits and any future lawsuits could, individually or in the aggregate, cause the Company to incur substantial liabilities that may have a material adverse effect upon the Company’s business, financial condition or results of operations. In addition, an unfavorable outcome in one or more of these cases could cause the Company to change its compensation plans for its employees, which could have a material adverse effect upon the Company’s business.
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
Any future regulations may have a material adverse effect on the Company’s business and financial results because they may make it more difficult or expensive for the Company to continue to provide employment services. Additionally, as the Company expands existing service offerings, adds new service offerings, or enters new markets, it may become subject to additional restrictions and regulations which may impede its business, increase costs and impact profitability.
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
The Company may incur potential liability to employees and clients.    The Company’s temporary services business entails employing individuals on a temporary basis and placing such individuals in clients’ workplaces. The Company’s ability to control the workplace environment is limited. As the employer of record of its temporary employees, the Company incurs a risk of liability to its temporary employees for various workplace events, including claims of physical injury, discrimination, harassment or failure to protect confidential personal information. While such claims have not historically had a material adverse effect upon the Company, there can be no assurance that such claims in the future will not result in adverse publicity or have a material adverse effect upon the Company. The Company also incurs a risk of liability to its clients resulting from allegations of errors, omissions or theft by its temporary employees, or allegations of misuse of client confidential information. In many cases, the Company has agreed to indemnify its clients in respect of these types of claims. The Company maintains insurance with respect to many of such claims. While such claims have not historically had a material adverse effect upon the Company, there can be no assurance that the Company will continue to be able to obtain insurance at a cost that does not have a material adverse effect upon the Company or that such claims (whether by reason of the Company not having sufficient insurance or by reason of such claims being outside the scope of the Company’s insurance) will not have a material adverse effect upon the Company.
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
The Company’s business is subject to extensive government regulation and a failure to comply with regulations could harm its business.    The Company’s business is subject to regulation or licensing in many states in the U.S. and in certain foreign countries. While the Company has had no material difficulty complying with regulations in the past, there can be no assurance that the Company will be able to continue to obtain all necessary licenses or approvals or that the cost of compliance will not prove to be material. Any inability of the Company to comply with government regulation or licensing requirements could materially adversely affect the Company. In addition, the Company’s temporary services business entails employing individuals on a temporary basis and placing such individuals in clients’ workplaces. Increased government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could materially adversely affect the Company. In addition, to the extent that government regulation imposes increased costs upon the Company, such as unemployment insurance taxes, there can be no assurance that such costs will not adversely impact the Company’s profit margins. Further, lawsuits or other proceedings related to the Company’s compliance with government regulations or licensing requirements could materially adversely affect the Company.  For example, the Company is currently named as a defendant in litigation challenging its compliance with the Fair Credit Reporting Act.  It is not possible to predict the outcome of such litigation; however, such litigation or any future lawsuits or proceedings related to the Company’s compliance with government regulation or licensing requirements could consume substantial amounts of the Company’s financial and managerial resources and might result in adverse publicity, regardless of the ultimate outcome of any such lawsuits or other proceedings.  An unfavorable outcome with respect to such litigation or any future lawsuits or proceedings could, individually or in the aggregate, cause the Company to incur substantial liabilities that may have a material adverse effect upon the Company’s business, financial condition or results of operations.
Health care reform could increase the costs of the Company’s temporary staffing operations.    In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “PPACA”) was signed into law in the United States. The PPACA imposed new mandates on individuals and employers, requiring most individuals to have health insurance and, beginning in 2015, assessing penalties on large employers that do not offer health insurance that meets certain coverage, value, or affordability standards. Beginning 2015, the Company has redesigned its employee benefits to offer health insurance coverage to its temporary candidates in a way that it believes meets the requirements of the PPACA’s employer mandate. Providing such additional health insurance benefits and an increase in the number of employees who elect to participate in the Company’s health plans may significantly increase the Company’s health care-related costs as compared to historical periods. While the Company is attempting to recover these costs from its customers, there can be no assurance that it will be successfully able to do so, and any difficulties it encounters in recovering such costs will cause its financial results to suffer.
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

The Company’s computer and communications hardware and software systems are vulnerable to damage and interruption.    The Company’s ability to manage its operations successfully is critical to its success and largely depends upon the efficient and uninterrupted operation of its computer and communications hardware and software systems, some of which are managed by third-party vendors. The Company’s primary computer systems and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events and errors in usage by the Company’s employees and those of the Company’s vendors. In particular, the Company’s employees or vendors may have access or exposure to personally identifiable or otherwise confidential information and customer data and systems, the misuse of which could result in legal liability. Cyber-attacks, including attacks motivated by grievances against the business services industry in general or against the Company in particular, may disable or damage its systems. It is possible that the Company’s security controls or those of its third-party vendors over personal and other data and other practices it follows may not prevent the improper access to or disclosure of personally identifiable or otherwise confidential information.  Such disclosure or damage to the Company’s systems could harm its reputation and subject it to government sanctions and liability under its contracts and laws that protect personal data and confidential information, resulting in increased costs or loss of revenue. The potential risk of security breaches and cyber-attacks may increase as the Company introduces new service offerings.
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
Long-term contracts do not comprise a significant portion of the Company’s revenue.    Because long-term contracts are not a significant part of the Company’s staffing services business, future results cannot be reliably predicted by considering past trends or extrapolating past results. Additionally, the Company’s clients will frequently enter into non-exclusive arrangements with several firms, which the client is generally able to terminate on short notice and without penalty. The nature of these arrangements further exacerbates the difficulty in predicting our future results.
Protiviti may be unable to attract and retain key personnel.    Protiviti is a services business, and is dependent upon its ability to attract and retain qualified, skilled personnel. While Protiviti has retained its key personnel to date, there can be no assurance that it will continue to be able to do so.
Protiviti operates in a highly competitive business and faces competitors who are significantly larger and have more established reputations.    Protiviti operates in a highly competitive business. As with the Company’s staffing services business, the barriers to entry are quite low. There are many competitors, some of which have greater resources than Protiviti and many of which have been in operation far longer than Protiviti. In particular, Protiviti faces competition from the “big four” accounting firms, which have been in operation for a considerable period of time and have established reputations and client bases. Because the principal factors upon which competition is based are reputation, technology, tools, project methodologies, price of services and depth of skills of personnel, there can be no assurance that Protiviti will be successful in attracting and retaining clients or be able to maintain the technology, personnel and other requirements to successfully compete.
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
Item 1B.    Unresolved Staff Comments.
Not applicable.
Item 2.    Properties
The Company’s headquarters operations are located in Menlo Park and San Ramon, California. As of December 31, 2015, placement activities were conducted through 332 offices located in the United States, Canada, the United Kingdom, Belgium, Brazil, France, the Netherlands, Germany, Luxembourg, Switzerland, Japan, China, Singapore, Australia, New Zealand, Austria, the United Arab Emirates, and Chile. As of December 31, 2015, Protiviti had 56 offices in the United States, Canada, Australia, China, France, Germany, Italy, the Netherlands, Japan, Singapore, India and the United Kingdom. All of the offices are leased.
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
On March 23, 2015, Plaintiff Jessica Gentry, on her own behalf and on behalf of a putative class of allegedly similarly situated individuals, filed a complaint against the Company in the Superior Court of California, San Francisco County, which was subsequently amended on October 23, 2015. The complaint, which was filed by the same plaintiffs’ law firm that brought the Rodriguez matter described above, alleges claims similar to those alleged in Rodriguez. Specifically, the complaint alleges that a putative class of current and former employees of the Company working in California since March 13, 2010 were denied compensation for the time they spent interviewing “for temporary and permanent employment opportunities” as well as performing activities related to the interview process. Gentry seeks recovery on her own behalf and on behalf of the putative class in an unspecified amount for this allegedly unpaid compensation. Gentry also seeks recovery of an unspecified amount for the alleged failure of the Company to provide her and the putative class with accurate wage statements. Gentry also seeks an unspecified amount of other damages, attorneys’ fees, and statutory penalties, including penalties for allegedly not paying all wages due upon separation to former employees and statutory penalties on behalf of herself and other allegedly “aggrieved employees” as defined by PAGA. On January 4, 2016, the Court denied a motion by the Company to compel all of Gentry’s claims, except the PAGA claim, to individual arbitration. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding and, accordingly, no amounts have been provided in the Company’s Financial Statements. The Company believes it has meritorious defenses to the allegations and the Company intends to continue to vigorously defend against the litigation.
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
The Company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “RHI”. On January 31, 2016, there were 1,303 holders of record of the Common Stock.
Following is a list by fiscal quarters of the sales prices of the stock:

	Sales Prices
2015	High	Low
4th Quarter	$54.01	$44.95
3rd Quarter	$58.00	$49.18
2nd Quarter	$60.54	$54.58
1st Quarter	$63.27	$55.60

	Sales Prices
2014	High	Low
4th Quarter	$59.45	$45.30
3rd Quarter	$53.08	$46.98
2nd Quarter	$48.13	$39.57
1st Quarter	$43.06	$38.62
Cash dividends of $.20 per share were declared and paid in each quarter of 2015. Cash dividends of $.18 per share were declared and paid in each quarter of 2014.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (b)
October 1, 2015 to October 31, 2015	—		—	—	11,823,541
November 1, 2015 to November 30, 2015	100,000		$50.90	100,000	11,723,541
December 1, 2015 to December 31, 2015	1,590,345	(a)	$47.22	1,310,947	10,412,594
Total October 1, 2015 to December 31, 2015	1,690,345			1,410,947

(a)	Includes 279,398 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(b)
Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 108,000,000 shares have been authorized for repurchase of which 97,587,406 shares have been repurchased as of December 31, 2015.

The remainder of the information required by this item is incorporated by reference to Part III, Item 12 of this Form 10-K.

Stock Performance Graph
The following graph compares, through December 31, 2015, the cumulative total return of the Company’s Common Stock, an index of certain publicly traded employment services companies, and the S&P 500. The graph assumes the investment of $100 at the beginning of the period depicted in the chart and reinvestment of all dividends. The information presented in the graph was obtained by the Company from outside sources it considers to be reliable but has not been independently verified by the Company.

$250
$200
$150
$100
$50
$0
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
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

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Income Statement Data:
Net service revenues	$5,094,933	$4,695,014	$4,245,895	$4,111,213	$3,776,976
Direct costs of services, consisting of payroll, payroll taxes, benefit costs and reimbursable expenses	2,980,462	2,772,098	2,522,803	2,462,153	2,287,374
Gross margin	2,114,471	1,922,916	1,723,092	1,649,060	1,489,602
Selling, general and administrative expenses	1,533,799	1,425,734	1,324,815	1,305,614	1,240,184
Amortization of intangible assets	192	557	1,700	398	153
Interest income, net	(550)	(724)	(1,002)	(1,197)	(951)
Income before income taxes	581,030	497,349	397,579	344,245	250,216
Provision for income taxes	223,234	191,421	145,384	134,303	100,294
Net income	$357,796	$305,928	$252,195	$209,942	$149,922
Net income available to common stockholders—diluted	$357,796	$305,928	$252,192	$208,867	$147,772

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Net Income Per Share:
Basic	$2.72	$2.28	$1.85	$1.51	$1.05
Diluted	$2.69	$2.26	$1.83	$1.50	$1.04
Shares:
Basic	131,749	134,358	136,153	138,201	140,479
Diluted	132,930	135,541	137,589	139,409	141,790
Cash Dividends Declared Per Share	$.80	$.72	$.64	$.60	$.56

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Total assets	$1,702,960	$1,647,267	$1,490,271	$1,381,271	$1,311,836
Notes payable and other indebtedness, less current portion	$1,007	$1,159	$1,300	$1,428	$1,545
Stockholders’ equity	$1,003,781	$979,858	$919,643	$842,011	$800,505

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

Executive Overview

Demand for the Company’s temporary and permanent staffing services and risk consulting and internal audit services is largely dependent upon general economic and labor trends both domestically and abroad. Correspondingly, financial results for the year ended December 31, 2015 were positively impacted by improved global economic conditions, largely driven by improvements in the United States with more modest growth in the non-U.S. markets we serve. Annual net service revenues reached $5.09 billion in 2015, an increase of 9% from the prior year. Full-year 2015 net income increased 17% to $358 million and diluted net income per share increased 19% to $2.69. All three of the Company's operating segments experienced strong revenue growth, led by Protiviti which increased 22% in 2015 on a same-day, constant-currency basis compared to the last year.

We believe that the Company is well positioned to benefit from the current macroeconomic environment. The United States economic backdrop during 2015 was generally favorable for the Company as real gross domestic product (GDP) grew 2.4%, while the unemployment rate declined from 5.6% in December 2014 to 5.0% in December 2015. In the United States 2.7 million jobs were added over the course of the year in 2015. A number of professional occupations are nearing full employment, which is placing pressure on the supply of available talent and increasing our value to clients. The secular demand for temporary staffing is also ongoing. The use of flexible workers matched an all-time high during 2015, and temporary employees represented 2.06% of the U.S. workforce as of December 31, 2015.

Protiviti has successfully diversified its service offerings, built a loyal and growing client base, and is seeing steady demand in all of its major consulting solutions. Protiviti serves its clients in areas such as internal audit and financial advisory services, risk and compliance, and information technology consulting, among others.

We monitor various economic indicators and business trends in all of the countries in which we operate to anticipate demand for the Company’s services. We evaluate these trends to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The
Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends. As such, particularly during the second half of 2015, we added headcount in all of the Company’s lines of business.

We have limited visibility into future revenues not only due to the dependence on macroeconomic conditions noted
above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, we typically assess headcount and other investments on at least a quarterly basis.

Capital expenditures in 2015 totaled $75 million, approximately 70% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s future growth opportunities. Major software initiatives include upgrades to enterprise resource planning applications and the continued implementation of a global, cloud-based customer relationship management application. Infrastructure and computer hardware initiatives in 2015 have focused on delivering mobile technology to the Company's professional staff, upgrading data networks, and enhancing video capabilities and telecommunication systems. Our investments in these and other technology initiatives are expected to continue in 2016. Capital expenditures also included amounts spent on tenant improvements and furniture and equipment in the Company's leased offices. The Company will have more lease expirations in 2016 than in 2015, so we expect higher capital expenditures related to tenant improvements. We currently expect that 2016 capital expenditures will range from $90 million to $100 million.
Critical Accounting Policies and Estimates
As described below, the Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments.
Accounts Receivable Allowances.    The Company maintains allowances for estimated losses resulting from (i) the inability of its customers to make required payments, (ii) temporary placement sales adjustments, and (iii) permanent placement candidates not remaining with the client through the 90-day guarantee period, commonly referred to as “fall offs”. The Company establishes these allowances based on its review of customers’ credit profiles, historical loss statistics and current trends. The adequacy of these allowances is reviewed each reporting period. Historically, the Company’s actual losses and credits have been consistent with these allowances. As a percentage of gross accounts receivable, the Company’s accounts receivable allowances totaled 4.7% and 4.4% as of December 31, 2015 and 2014, respectively. As of December 31, 2015, a five-percentage point deviation in the Company’s accounts receivable allowances balance would have resulted in an increase or decrease in the allowance of $1.8 million. Although future results cannot always be predicted by extrapolating past results, management believes that it is reasonably likely that future results will be consistent with historical trends and experience. However, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or if unexpected events or significant future changes in trends were to occur, additional allowances may be required.
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
The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. Valuation allowances of $26.3 million and $29.6 million were recorded as of December 31, 2015 and 2014, respectively. The valuation allowances recorded related primarily to net operating losses in certain foreign operations. If such losses are ultimately utilized to offset future operating income, the Company will recognize a tax benefit up to the full amount of the related valuation reserve.
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
The Company’s reporting units are Accountemps, Robert Half Finance & Accounting, OfficeTeam, Robert Half Technology, Robert Half Management Resources and Protiviti, which had goodwill balances at December 31, 2015, of $126.1 million, $26.3 million, $0.0 million, $7.0 million, $0.0 million and $49.2 million, respectively, totaling $208.6 million. There were no changes to the Company’s reporting units or to the allocations of goodwill by reporting unit for the year ended December 31, 2015.
The goodwill impairment assessment is based upon a discounted cash flow analysis. The estimate of future cash flows is based upon, among other things, a discount rate and certain assumptions about expected future operating performance. The discount rate for all reporting units was determined by management based on estimates of risk free interest rates, beta and market risk premiums. The discount rate used was compared to the rate published in various third party research reports, which indicated that the rate was within a range of reasonableness. The primary assumptions related to future operating performance include revenue growth rates and profitability levels. In addition, the impairment assessment requires that management make certain judgments in allocating shared assets and liabilities to the balance sheets of the reporting units. Solely for purposes of establishing inputs for the fair value calculations described above related to its annual goodwill impairment testing, the Company made the following assumptions. The Company assumed that year-to-date trends through the date of the last assessment would continue for all reporting units through 2015, using unique assumptions for each reporting unit. In addition, the Company applied profitability assumptions consistent with each reporting unit’s historical trends at various revenue levels and, for years 2017 and beyond, used a 5% growth factor. This rate is comparable to the Company’s most recent ten-year annual compound revenue growth rate. The future cash flows used to calculate fair value go out a total of 10 years with a terminal value calculation at the end of the 10 year period. In its most recent calculation, the Company used a 10.0% discount rate, which is slightly lower than the 10.2% discount rate used for the Company’s test during the second quarter of 2014. This decrease in discount rate is primarily attributable to slight decreases in the risk free rate and equity market risk premium.
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
Workers’ Compensation.    Except for states which require participation in state-operated insurance funds, the Company retains the economic burden for the first $0.5 million per occurrence in workers’ compensation claims. Workers’ compensation includes ongoing healthcare and indemnity coverage for claims and may be paid over numerous years following the date of injury. Claims in excess of $0.5 million are insured. Workers’ compensation expense includes the insurance premiums for claims in excess of $0.5 million, claims administration fees charged by the Company’s workers’ compensation administrator, premiums paid to state-operated insurance funds, and an estimate for the Company’s liability for Incurred But Not Reported (“IBNR”) claims and for the ongoing development of existing claims. Total workers’ compensation expense was $4.6 million, $5.7 million and $7.0 million, representing 0.11%, 0.16% and 0.22% of applicable U.S. revenue for the years ended December 31, 2015, 2014 and 2013, respectively.
The reserves for IBNR claims and for the ongoing development of existing claims in each reporting period include estimates. The Company has established reserves for workers’ compensation claims using loss development rates which are estimated using periodic third party actuarial valuations based upon historical loss statistics which include the Company’s historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future results. Based on the Company’s results for the year ended December 31, 2015, a five-percentage point deviation in the Company’s estimated loss development rates would have resulted in an increase or decrease in the reserve of $0.2 million.
Stock-based Compensation.    Under various stock plans, officers, employees and outside directors have received or may receive grants of restricted stock, stock units, stock appreciation rights or options to purchase common stock.
The Company recognizes compensation expense equal to the grant-date fair value for all stock-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to performance conditions, in which case the Company recognizes compensation expense over the requisite service period of each separate vesting tranche. The Company determines the grant-date fair value of its restricted stock and stock unit awards using the fair market value of its stock on the grant date, unless the awards are subject to market conditions, in which case the Company utilizes a binomial-lattice model (i.e., Monte Carlo simulation model). The Monte Carlo simulation model utilizes multiple input variables to determine the stock-based compensation expense. For grants with market conditions made in the year ended December 31, 2015, the Company utilized an historical volatility of 23.70%, a 0% dividend yield and a risk-free interest rate of 0.84%. The historical volatility was based on the most recent 2.76-year period for the Company and the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest rate is equal to the yield, as of the measurement date, of the zero-coupon U.S. Treasury bill that is commensurate with the remaining performance measurement period.
No stock appreciation rights have been granted under the Company’s existing stock plans. The Company has not granted any options to purchase common stock since 2006.
For the years ended December 31, 2015, 2014 and 2013, compensation expense related to restricted stock and stock units was $41.3 million, $40.8 million and $38.9 million, respectively, of which $11.1 million, $11.7 million and $9.9 million was related to grants made in 2015, 2014 and 2013, respectively. Based on the Company’s results for the year ended December 31, 2015, a one-percentage point deviation in the estimated forfeiture rates would have resulted in a $0.4 million increase or decrease in compensation expense related to restricted stock and stock units.
Recent Accounting Pronouncements
See Note B—“New Accounting Pronouncements” to the Company’s Consolidated Financial Statements included under Part II—Item 8 of this report.
Results of Operations
Demand for the Company’s temporary and permanent staffing services and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Correspondingly, results of operations were positively impacted by improved global economic conditions during 2015. Because of the inherent difficulty in predicting economic trends and the absence of material long-term contracts in any of the Company's business units, future demand for the Company’s services cannot be forecast with certainty. We believe the Company is well positioned to benefit in the current United States macroeconomic environment. We are making investments in people and infrastructure to support business expansion, and are confident in the ability of the Company's field and corporate leadership teams to grow the business.
The Company’s temporary and permanent staffing services business has 332 offices in 42 states, the District of Columbia and 17 foreign countries, while Protiviti has 56 offices in 23 states and 11 foreign countries.
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
Refer to Item 7a. "Quantitative and Qualitative Disclosures About Market Risk" for further discussion of the impact of foreign currency exchange rates on the Company's results of operations and financial condition.
Years ended December 31, 2015 and 2014
Revenues.    The Company’s revenues were $5.09 billion for the year ended December 31, 2015, increasing by 8.5% compared to $4.70 billion for the year ended December 31, 2014. Revenues from foreign operations represented 19% and 23% of total revenues for the years ended December 31, 2015 and 2014, respectively. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services. In 2015, revenues for all three of the Company’s reportable segments were up compared to 2014. Results were strongest domestically with demand also improving in several other countries, most notably within Europe. Risk consulting and internal audit services continued to post strong growth rates. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing services revenues were $3.93 billion for the year ended December 31, 2015, increasing by 6.9% compared to revenues of $3.68 billion for the year ended December 31, 2014. Key drivers of temporary and consultant staffing services revenues include average hourly bill rates and the number of hours worked by the Company’s temporary employees on client engagements. On a same-day, constant-currency basis, temporary and consultant staffing services revenues increased 10.3% for 2015, compared to 2014, due primarily to an increase in temporary hours worked by the Company's temporary employees and inclusive of a 4.5% increase in average bill rates. In the U.S., 2015 revenues increased 11.5% on an as reported basis and 11.4% on a same-day basis, compared to 2014. For the Company’s international operations, 2015 revenues decreased 8.9% on an as reported basis and increased 6.4% on a same-day, constant-currency basis, compared to 2014.
Permanent placement staffing revenues were $421 million for the year ended December 31, 2015, increasing by 6.8% compared to revenues of $395 million for the year ended December 31, 2014. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. On a same-day, constant-currency basis, permanent placement revenues increased 11.7% for 2015 compared to 2014. In the U.S., 2015 revenues increased 15.5% on an as reported basis and 15.4% on a same-day basis, compared to 2014. For the Company’s international operations, 2015 revenues decreased 9.3% on an as reported basis, and on a same-day, constant-currency basis increased 4.9%, compared to 2014, driven primarily by an increase in number of placements. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue.
Risk consulting and internal audit services revenues were $743 million for the year ended December 31, 2015, increasing by 19.0% compared to revenues of $624 million for the year ended December 31, 2014. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On a same-day, constant-currency basis, risk consulting and internal audit services revenues increased 21.8% for 2015 compared to 2014, due primarily to an increase in billable hours worked. In the U.S., 2015 revenues increased 22.3% on an as reported basis, or 22.5% on a same-day basis, compared to 2014. For the Company’s international operations, 2015 revenues increased 4.0% on an as reported basis, and on a same-day, constant-currency basis increased 18.7%, compared to 2014.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the year ended December 31, 2015, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	6.9%	11.5%	-8.9%
Billing Days Impact	0.0%	-0.1%	-0.1%
Currency Impact	3.4%	—	15.4%
Same Billing Days and Constant Currency	10.3%	11.4%	6.4%
Permanent placement staffing
As Reported	6.8%	15.5%	-9.3%
Billing Days Impact	-0.1%	-0.1%	0.0%
Currency Impact	5.0%	—	14.2%
Same Billing Days and Constant Currency	11.7%	15.4%	4.9%
Risk consulting and internal audit services
As Reported	19.0%	22.3%	4.0%
Billing Days Impact	0.1%	0.2%	0.2%
Currency Impact	2.7%	—	14.5%
Same Billing Days and Constant Currency	21.8%	22.5%	18.7%
Gross Margin.    The Company’s gross margin dollars were $2.11 billion for the year ended December 31, 2015, up 10.0% from $1.92 billion for the year ended December 31, 2014. For 2015 compared to 2014, gross margin dollars for all three of the Company’s reportable segments increased. Gross margin dollars as a percentage of revenues increased for both the Company’s temporary and consultant staffing services segment and the risk consulting and internal audit services segment on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and benefit costs for temporary employees, and reimbursable expenses. The key drivers of gross margin are: i) pay/bill spreads, which represent the differential between wages paid to temporary employees and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company's client. Gross margin dollars for the Company’s temporary and consultant staffing services division were $1.46 billion for the year ended December 31, 2015, up 8.8% from $1.35 billion for the year ended December 31, 2014. As a percentage of revenues, gross margin dollars for temporary and consultant staffing services were 37.2% in 2015, up from 36.6% in 2014. This year-over-year improvement in gross margin percentage of 0.6% was primarily attributable to higher pay/bill spreads and lower fringe costs driven by lower state unemployment insurance expenses in 2015 compared to 2014.
Gross margin dollars from permanent placement staffing services represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $421 million for the year ended December 31, 2015, up 6.7% from $394 million for the year ended December 31, 2014. Because reimbursable expenses for permanent placement staffing services are de minimis, the increase in gross margin dollars is substantially explained by the increase in revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $230 million for the year ended December 31, 2015, up 25.6% from $183 million for the year ended December 31, 2014. As a percentage of revenues, gross margin dollars for risk consulting and internal audit services were 31.0% in 2015, up from 29.4% in 2014. The improvement in 2015 compared to 2014 was due to a better alignment of the mix of professional staff relative to client demand.
Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The Company’s selling, general and administrative expenses were $1.53 billion for the year ended December 31, 2015, up 7.6% from $1.43 billion for the year ended December 31, 2014. As a percentage of revenues, the Company’s selling, general and administrative expenses were 30.1% for 2015, down from 30.4% for 2014. In 2015, selling, general and administrative expenses increased for all three of the Company’s reportable segments compared to 2014. As percentage of revenue, selling, general and administrative expenses for the Company’s permanent placement staffing and risk consulting and internal audit services divisions decreased in 2015 compared to 2014, however for the temporary and consulting staffing division, selling, general and administrative expenses increased as a percentage of revenue. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing services division were $1.06 billion for the year ended December 31, 2015, up 7.8% from $987 million for the year ended December 31, 2014. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing services were 27.1% in 2015, up from 26.8% in 2014. For 2015 compared to 2014, the increase in selling, general and administrative expenses as a percentage of revenue is primarily due to an increase in field compensation expense and variable overhead, partially offset by a decrease in admin compensation and fixed overhead.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $336 million for the year ended December 31, 2015, up 6.2% from $316 million for the year ended December 31, 2014. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 79.7% in 2015, down from 80.1% in 2014. For 2015 compared to 2014, decreases in fixed overhead and variable overhead, partially offset by an increase in field compensation drove the overall decrease as a percentage of revenues.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $134 million for the year ended December 31, 2015, up 9.3% from $123 million for the year ended December 31, 2014. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 18.1% in 2015, down from 19.7% in 2014. For 2015 compared to 2014, improved leverage of general and administrative expenses, as a result of higher revenue, drove the overall decrease as a percentage of revenues.
Operating Income.    The Company’s total operating income was $581 million, or 11.4% of revenues, for the year ended December 31, 2015, up 16.8% from $497 million, or 10.6% of revenues, for the year ended December 31, 2014. For the Company’s temporary and consultant staffing services division, operating income was $400 million, or 10.2% of applicable revenues, up 11.5% from $359 million, or 9.8% of applicable revenues, in 2014. For the Company’s permanent placement staffing division, operating income was $85 million, or 20.2% of applicable revenues, up 8.5% from operating income of $78 million, or 19.9% of applicable revenues, in 2014. For the Company’s risk consulting and internal audit services division, operating income was $96 million, or 12.9% of applicable revenues, up 58.9% from operating income of $60 million, or 9.7% of applicable revenues, in 2014.
Provision for income taxes.    The provision for income taxes was relatively consistent at 38.4% and 38.5% for the years ended December 31, 2015 and 2014, respectively.
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

Temporary and consultant staffing services revenues were $3.68 billion for the year ended December 31, 2014, increasing by 9.1% compared to revenues of $3.37 billion for the year ended December 31, 2013. Key drivers of temporary and consultant staffing services revenues include average hourly bill rates and hours worked by the Company's temporary employees on client engagements. On a same-day, constant-currency basis, temporary and consultant staffing services revenues increased 9.5% for 2014 compared to 2013, due primarily to an increase in temporary hours worked by the Company's temporary employees and inclusive of a 3.2% increase in average bill rates. In the U.S., 2014 revenues increased 10.6% on both an as reported and a same-day basis, compared to 2013. For the Company’s international operations, 2014 revenues increased 4.2% and on a same-day, constant-currency basis increased 5.9%, compared to 2013.

Permanent placement staffing revenues were $395 million for the year ended December 31, 2014, increasing by 13.5%
compared to revenues of $348 million for the year ended December 31, 2013. Key drivers of permanent placement staffing revenues consist of number of candidate placements and average fees earned per placement. On a same-day, constant-currency basis, permanent placement revenues increased 14.3% for 2014 compared to 2013. In the U.S., 2014 revenues increased 17.8% on both an as reported and same-day basis, compared to 2013, driven primarily by an increase in number of placements. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue. For the Company’s international operations, 2014 revenues increased 6.3%, and on a same-day, constant-currency basis increased 8.5%, compared to 2013.

Risk consulting and internal audit services revenues were $624 million for the year ended December 31, 2014, increasing by 18.1% compared to revenues of $528 million for the year ended December 31, 2013. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On a same-day, constant-currency basis, risk consulting and internal audit services revenues increased 17.5% for 2014 compared to 2013, due primarily to an increase in billable hours worked. In the U.S., 2014 revenues increased 21.9%, or 21.0% on a same-day basis, compared to 2013. For the Company’s international operations, 2014 revenues increased 3.8% and on a same-day, constant-currency basis increased 4.1%, compared to 2013.

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
Gross margin dollars from the Company’s temporary and consultant staffing services represent revenues less direct costs of services, which consist of payroll, payroll taxes and benefit costs for temporary employees, and reimbursable expenses.The key drivers of gross margin are: i) pay/bill spreads, which represent the differential between wages paid to temporary employees and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company's client. Gross margin dollars for the Company’s temporary and consultant staffing services division were $1.35 billion for the year ended December 31, 2014 , up 10.2% from $1.22 billion for the year ended December 31, 2013. As a percentage of revenues, gross margin dollars for temporary and consultant staffing services were 36.6% in 2014, up from 36.2% in 2013. This year-over-year improvement in gross margin percentage of 0.4% was primarily attributable to lower fringe costs driven by lower state unemployment insurance expenses in 2014 compared to 2013.

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
Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $183 million for the year ended December 31, 2014, up 18.5% from $155 million for the year ended December 31, 2013. As a percentage of revenues, gross margin dollars for risk consulting and internal audit services were 29.4% in 2014, up from 29.3% in 2013. The increase in 2014 gross margin percentage was primarily the result of higher staff utilization rates. The slight improvement in 2014 was due to a better alignment of the mix of professional staff relative to client demand.

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
Liquidity and Capital Resources
The change in the Company’s liquidity during the years ended December 31, 2015, 2014 and 2013, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and payment of dividends.
Cash and cash equivalents were $225 million, $287 million and $276 million at December 31, 2015, 2014 and 2013, respectively. Operating activities provided $438 million during the year ended December 31, 2015, offset by $118 million and $369 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $341 million during the year ended December 31, 2014, offset by $89 million and $230 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $309 million during the year ended December 31, 2013, offset by $98 million and $220 million of net cash used in investing activities and financing activities, respectively.

Operating activities—Net cash provided by operating activities for the year ended December 31, 2015, was $438 million. This was composed of net income of $358 million adjusted upward for non-cash items of $89 million, offset by net cash used in changes in working capital of $9 million. Net cash provided by operating activities for the year ended December 31, 2014, was composed of net income of $306 million adjusted for non-cash items of $90 million, offset by net cash used in changes in working capital of $55 million. Net cash provided by operating activities for the year ended December 31, 2013, was composed of net income of $252 million adjusted for non-cash items of $74 million, and net cash provided by changes in working capital of $17 million.
Investing activities—Cash used in investing activities for the year ended December 31, 2015, was $118 million. This was composed of capital expenditures of $75 million, deposits to trusts for employee deferred compensation plans of $28 million, and payment for an acquisition, net of cash acquired, of $15 million. Cash used in investing activities for the year ended December 31, 2014, was $89 million. This was primarily composed of capital expenditures of $63 million and deposits to trusts for employee deferred compensation plans of $26 million. Cash used in investing activities for the year ended December 31, 2013, was $98 million. This was primarily composed of capital expenditures of $54 million and deposits to trusts for employee deferred compensation plans of $44 million.
Financing activities—Cash used in financing activities for the year ended December 31, 2015, was $369 million. This included repurchases of $271 million in common stock and $108 million in cash dividends to stockholders, offset by the proceeds of $2 million from exercises of stock options and the excess tax benefits from stock-based compensation of $9 million. Cash used in financing activities for the year ended December 31, 2014, was $230 million. This included repurchases of $154 million in common stock and $97 million in cash dividends to stockholders, offset by the proceeds of $14 million from exercises of stock options and the excess tax benefits from stock-based compensation of $7 million. Cash used in financing activities for the year ended December 31, 2013, was $220 million. This included repurchases of $168 million in common stock, $89 million in cash dividends to stockholders and $4 million of payments of notes payable and other indebtedness, offset by proceeds of $33 million from exercises of stock options and the excess tax benefits from stock-based compensation of $8 million.
As of December 31, 2015, the Company is authorized to repurchase, from time to time, up to 10.4 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the years ended December 31, 2015, 2014 and 2013, the Company repurchased approximately 4.3 million shares, 3.3 million shares and 3.3 million shares of common stock on the open market for a total cost of $228 million, $162 million and $118 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the years ended December 31, 2015, 2014 and 2013, such repurchases totaled approximately 0.5 million shares, 0.5 million shares and 1.2 million shares at a cost of $25 million, $22 million and $44 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital at December 31, 2015, included $225 million in cash and cash equivalents. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
On February 11, 2016, the Company announced a quarterly dividend of $.22 per share to be paid to all shareholders of record on February 25, 2016. The dividend will be paid on March 15, 2016.
The Company’s cash flows generated from operations are also the primary source for funding various contractual obligations. The table below summarizes the Company’s major commitments as of December 31, 2015 (in thousands):

	Payments due by period
Contractual Obligations	2016	2017 and 2018	2019 and 2020	Thereafter	Total
Long-term debt obligations	$252	$505	$505	$252	$1,514
Operating lease obligations	88,177	131,364	80,431	81,437	381,409
Purchase obligations	42,044	28,772	2,840	—	73,656
Other liabilities	1,062	1,853	669	6,493	10,077
Total	$131,535	$162,494	$84,445	$88,182	$466,656

Long-term debt obligations consist of promissory notes and related interest as well as other forms of indebtedness issued in connection with certain acquisitions and other payment obligations. Operating lease obligations consist of minimum rental commitments for 2016 and thereafter under non-cancelable leases in effect at December 31, 2015. Purchase obligations consist of purchase commitments primarily related to telecom service agreements, software licenses and subscriptions, and computer hardware and software maintenance agreements. Other liabilities consist of asset retirement and deferred compensation obligations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Because a portion of the Company’s net revenues are derived from its operations outside the U.S. and are denominated in local currencies, the Company is exposed to the impact of foreign currency fluctuations. The Company’s exposure to foreign currency exchange rates relates primarily to the Company’s foreign subsidiaries. Exchange rates impact the U.S. dollar value of the Company’s reported revenues, expenses, earnings, assets and liabilities.
For the year ended December 31, 2015, approximately 19% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, and Australian dollar have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.

During 2015, the U.S. dollar fluctuated, but generally strengthened, against the primary currencies in which the Company conducts business. Currency exchange rates had the effect of decreasing reported net service revenues by $162 million, or 3.5%, in 2015 compared to prior year. The general strengthening of the U.S. dollar also affected the reported level of expenses incurred in the Company's foreign operations. Because substantially all of the Company's foreign operations generated revenues and incurred expenses within the same country and currency, the favorable effect of lower reported operating expenses largely offset the decline in reported revenues. Reported net income was $6.6 million, or 2.2%, lower in the year ended December 31, 2015 compared to prior year due to the effect of currency exchange rates.

For the month ended January 31, 2016, the U.S. dollar strengthened against the Euro, British Pound, Canadian Dollar, and Australian dollar. If currency exchange rates were to remain at January 2016 levels throughout 2016, the Company’s 2016 full-year reported revenues would be impacted unfavorably, mostly offset by a favorable impact to operating expenses. Thus, the impact to reported net income would likely be immaterial.

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

Item 8. Financial Statements and Supplementary Data
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share amounts)

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$224,577	$287,119
Accounts receivable, less allowances of $35,087 and $30,544	704,640	657,676
Current deferred income taxes	145,684	133,151
Other current assets	268,780	245,337
Total current assets	1,343,681	1,323,283
Goodwill	208,579	199,488
Other intangible assets, net	4,508	—
Property and equipment, net	142,906	121,754
Other assets	3,286	2,742
Total assets	$1,702,960	$1,647,267
LIABILITIES
Accounts payable and accrued expenses	$148,108	$175,107
Accrued payroll and benefit costs	504,782	448,115
Income taxes payable	2,506	—
Current portion of notes payable and other indebtedness	153	140
Total current liabilities	655,549	623,362
Notes payable and other indebtedness, less current portion	1,007	1,159
Other liabilities	42,623	42,888
Total liabilities	699,179	667,409
Commitments and Contingencies (Note I)
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 131,156,064 and 135,134,064 shares	131	135
Capital surplus	979,477	928,157
Accumulated other comprehensive (loss) income	(10,294)	14,730
Retained earnings	34,467	36,836
Total stockholders’ equity	1,003,781	979,858
Total liabilities and stockholders’ equity	$1,702,960	$1,647,267

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Net service revenues	$5,094,933	$4,695,014	$4,245,895
Direct costs of services, consisting of payroll, payroll taxes, benefit costs and reimbursable expenses	2,980,462	2,772,098	2,522,803
Gross margin	2,114,471	1,922,916	1,723,092
Selling, general and administrative expenses	1,533,799	1,425,734	1,324,815
Amortization of intangible assets	192	557	1,700
Interest income, net	(550)	(724)	(1,002)
Income before income taxes	581,030	497,349	397,579
Provision for income taxes	223,234	191,421	145,384
Net income	$357,796	$305,928	$252,195
Net income available to common stockholders—diluted	$357,796	$305,928	$252,192
Net income per share (Note L):
Basic	$2.72	$2.28	$1.85
Diluted	$2.69	$2.26	$1.83
Shares:
Basic	131,749	134,358	136,153
Diluted	132,930	135,541	137,589
Cash dividends declared per share	$.80	$.72	$.64

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2015	2014	2013
COMPREHENSIVE INCOME:
Net income	$357,796	$305,928	$252,195
Foreign currency translation adjustments, net of tax	(25,024)	(23,341)	(5,708)
Total comprehensive income	$332,772	$282,587	$246,487

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
COMMON STOCK—SHARES:
Balance at beginning of period	135,134	137,466	139,439
Net issuances of restricted stock	785	938	1,091
Repurchases of common stock	(4,817)	(3,798)	(4,461)
Exercises of stock options	54	528	1,397
Balance at end of period	131,156	135,134	137,466
COMMON STOCK—PAR VALUE:
Balance at beginning of period	$135	$137	$139
Net issuances of restricted stock	1	1	1
Repurchases of common stock	(5)	(4)	(4)
Exercises of stock options	—	1	1
Balance at end of period	$131	$135	$137
CAPITAL SURPLUS:
Balance at beginning of period	$928,157	$868,120	$798,093
Net issuances of restricted stock at par value	(1)	(1)	(1)
Cash dividends ($.64 per share)	—	—	(12,256)
Stock-based compensation expense	41,292	40,821	38,867
Exercises of stock options—excess over par value	1,529	14,323	33,285
Tax impact of equity incentive plans	8,500	4,894	10,132
Balance at end of period	$979,477	$928,157	$868,120
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:
Balance at beginning of period	$14,730	$38,071	$43,779
Foreign currency translation adjustments, net of tax	(25,024)	(23,341)	(5,708)
Balance at end of period	$(10,294)	$14,730	$38,071
RETAINED EARNINGS:
Balance at beginning of period	$36,836	$13,315	$—
Net income	357,796	305,928	252,195
Repurchases of common stock—excess over par value	(252,916)	(183,969)	(162,029)
Cash dividends ($.80 per share, $.72 per share and $.64 per share)	(107,249)	(98,438)	(76,851)
Balance at end of period	$34,467	$36,836	$13,315

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$357,796	$305,928	$252,195
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	192	557	1,700
Depreciation expense	53,273	49,124	47,072
Stock-based compensation expense—restricted stock and stock units	41,292	40,821	38,867
Excess tax benefits from stock-based compensation	(8,762)	(7,174)	(8,103)
Deferred income taxes	(8,579)	(3,643)	(13,259)
Provision for doubtful accounts	12,005	9,825	7,467
Changes in assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(75,745)	(134,917)	(47,699)
Increase in accounts payable, accrued expenses, accrued payroll and benefit costs	60,232	71,740	38,356
Increase (decrease) in income taxes payable	19,948	16,359	(11,927)
Change in other assets, net of change in other liabilities	(13,416)	(7,922)	4,548
Net cash flows provided by operating activities	438,236	340,698	309,217
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(14,668)	—	—
Capital expenditures	(75,057)	(62,830)	(53,725)
Payments to trusts for employee deferred compensation plans	(28,225)	(25,811)	(44,052)
Net cash flows used in investing activities	(117,950)	(88,641)	(97,777)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(271,138)	(153,821)	(167,975)
Cash dividends paid	(107,561)	(97,604)	(89,187)
Decrease in notes payable and other indebtedness	(140)	(128)	(4,496)
Excess tax benefits from stock-based compensation	8,762	7,174	8,103
Proceeds from exercises of stock options	1,529	14,324	33,285
Net cash flows used in financing activities	(368,548)	(230,055)	(220,270)
Effect of exchange rate changes on cash and cash equivalents	(14,280)	(10,647)	(3,041)
Net (decrease) increase in cash and cash equivalents	(62,542)	11,355	(11,871)
Cash and cash equivalents at beginning of period	287,119	275,764	287,635
Cash and cash equivalents at end of period	$224,577	$287,119	$275,764

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$285	$330	$315
Income taxes, net of refunds	$212,668	$178,375	$168,407
Non-cash items:
Stock repurchases awaiting settlement	$11,935	$30,152	$—

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A—Summary of Significant Accounting Policies
Nature of Operations.    Robert Half International Inc. (the “Company”) provides specialized staffing and risk consulting services through such divisions as Accountemps®, Robert Half® Finance & Accounting, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group®, and Protiviti®. The Company, through its Accountemps, Robert Half Finance & Accounting, and Robert Half Management Resources divisions, is a specialized provider of temporary, full-time, and senior-level project professionals in the fields of accounting and finance. OfficeTeam specializes in highly skilled temporary administrative support professionals. Robert Half Technology provides project and full-time technology professionals. Robert Half Legal provides temporary, project, and full-time staffing of lawyers, paralegals and legal support personnel. The Creative Group provides interactive, design, marketing, advertising and public relations professionals. Protiviti is a global consulting firm that helps companies solve problems in finance, technology, operations, governance, risk and internal audit, and is a wholly owned subsidiary of the Company. Revenues are predominantly derived from specialized staffing services. The Company operates in North America, South America, Europe, Asia and Australia. The Company is a Delaware corporation.
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
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of December 31, 2015, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses and income and other taxes. Management estimates are also utilized in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions.
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
Advertising Costs.    The Company expenses all advertising costs as incurred. Advertising costs for the years ended December 31, 2015, 2014 and 2013, are reflected in the following table (in thousands):

	Years Ended December 31,
	2015	2014	2013
Advertising Costs	$44,015	$42,335	$38,845
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
Goodwill and Intangible Assets.    Goodwill and intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment analysis as of June 30 in each of the three years ended December 31, 2015, and determined that no adjustment to the carrying value of goodwill was required. There were no events or changes in circumstances during the six months ended December 31, 2015 that caused the Company to perform an interim impairment assessment.
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
The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. Valuation allowances of $26.3 million and $29.6 million were recorded as of December 31, 2015 and 2014, respectively. The valuation allowances recorded related primarily to net operating losses in certain foreign operations. If such losses are ultimately utilized to offset future operating income, the Company will recognize a tax benefit up to the full amount of the valuation reserve.
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
Internal-use Software.    The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. Internal-use software development costs capitalized for the years ended December 31, 2015, 2014 and 2013, are reflected in the following table (in thousands):

	Years Ended December 31,
	2015	2014	2013
Internal-use software development costs	$31,964	$24,367	$13,027

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B—New Accounting Pronouncements
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. In April 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance in regards to the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the authoritative guidance were effective in the first quarter of 2015. The adoption of this guidance did not have a material impact on the Company's Financial Statements.
Revenue from Contracts with Customers. In May 2014, the FASB issued authoritative guidance that provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance.  The new guidance requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued a decision to delay the effective date by one year.  The new guidance is effective for annual and interim periods beginning after December 15, 2017. Public entities are not permitted to adopt the standard earlier than the original effective date (that is, no earlier than 2017 for calendar year-end entities). The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company is in the process of evaluating the impact of adoption of this guidance on its Financial Statements.

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

Business Combinations. In September 2015, the FASB issued authoritative guidance that eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that an acquirer record in the same period’s financial statements the effects of the cumulative impact of adjustments including the impact on prior periods. The prior period impact of the adjustments should be presented separately on the face of the income statement or disclosed in the notes. The new guidance is effective for annual and interim periods beginning after December 15, 2015 for public business entities. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not expect the adoption of this guidance to have a material impact on its Financial Statements.
Balance Sheet Classification of Deferred Taxes. In November 2015, the FASB issued authoritative guidance which changes how deferred taxes are classified on a company's balance sheet. The new guidance eliminates the current requirement for companies to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as noncurrent. The new guidance is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. The Company is in the process of evaluating the impact of adoption of this guidance on its Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note C—Other Current Assets
Other current assets consisted of the following (in thousands):

	December 31,
	2015	2014
Deposits in trusts for employee deferred compensation plans	$198,256	$172,237
Other	70,524	73,100
	$268,780	$245,337

Note D—Goodwill
The following table sets forth the activity in goodwill from December 31, 2013, through December 31, 2015 (in thousands):

	Goodwill
	Temporary and consultant staffing	Permanent placement staffing	Risk consulting and internal audit services	Total
Balance as of December 31, 2013	$134,692	$26,574	$39,567	$200,833
Acquisitions	—	—	—	—
Foreign currency translation adjustments	(728)	(124)	(493)	(1,345)
Balance as of December 31, 2014	$133,964	$26,450	$39,074	$199,488
Acquisitions	—	—	10,988	10,988
Foreign currency translation adjustments	(791)	(199)	(907)	(1,897)
Balance as of December 31, 2015	$133,173	$26,251	$49,155	$208,579

In November 2015 the Company, through its wholly owned subsidiary Protiviti, acquired certain assets of Decision First Technologies, a company specializing in business intelligence solutions. As part of the asset acquisition, the Company recorded goodwill of $11 million within its risk consulting and internal audit services segment.

Note E—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	December 31,
	2015	2014
Computer hardware	$162,346	$159,309
Computer software	339,634	312,968
Furniture and equipment	96,536	105,262
Leasehold improvements	118,491	113,782
Other	9,560	9,045
Property and equipment, cost	726,567	700,366
Accumulated depreciation	(583,661)	(578,612)
Property and equipment, net	$142,906	$121,754

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note F—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	December 31,
	2015	2014
Payroll and benefits	$240,793	$213,962
Employee deferred compensation plans	212,220	181,709
Workers’ compensation	25,834	26,127
Payroll taxes	25,935	26,317
Accrued payroll and benefit costs	$504,782	$448,115
Included in employee deferred compensation plans is the following (in thousands):

	December 31,
	2015	2014
Deferred compensation plan and other benefits related to the Company’s Chief Executive Officer	$81,874	$79,060
Note G—Notes Payable and Other Indebtedness
The Company issued promissory notes as well as other forms of indebtedness in connection with certain acquisitions and other payment obligations. These are due in varying installments, carry varying interest rates and, in aggregate, amounted to $1.2 million at December 31, 2015, and $1.3 million at December 31, 2014. At December 31, 2015, $1.2 million of the notes were collateralized by a standby letter of credit. The following table shows the schedule of maturities for notes payable and other indebtedness at December 31, 2015 (in thousands):

2016	$153
2017	167
2018	183
2019	200
2020	218
Thereafter	239
$1,160
At December 31, 2015, the notes carried fixed rates and the weighted average interest rate for the above was 9.0% for each of the years ended December 31, 2015, 2014 and 2013.
The Company has an uncommitted letter of credit facility (the “facility”) of up to $35.0 million, which is available to cover the issuance of debt support standby letters of credit. The Company had used $13.5 million in debt support standby letters of credit as of December 31, 2015 and $16.6 million as of December 31, 2014. Of the debt support standby letters of credit outstanding, $12.3 million as of December 31, 2015 and $15.3 million as of December 31, 2014, satisfies workers’ compensation insurer’s collateral requirements. There is a service fee of 1.125% on the used portion of the facility. The facility is subject to certain financial covenants and expires on August 31, 2016. The Company intends to renew this facility prior to its August 31, 2016 expiration.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H—Income Taxes
The provision (benefit) for income taxes for the years ended December 31, 2015, 2014 and 2013, consisted of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$181,640	$146,633	$114,687
State	36,281	33,054	27,358
Foreign	13,892	15,377	16,598
Deferred:
Federal and state	(8,398)	(4,626)	(7,759)
Foreign	(181)	983	(5,500)
	$223,234	$191,421	$145,384
Income before the provision for income taxes for the years ended December 31, 2015, 2014 and 2013, consisted of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Domestic	$520,263	$449,834	$357,382
Foreign	60,767	47,515	40,197
	$581,030	$497,349	$397,579

The income taxes shown above varied from the statutory federal income tax rates for these periods as follows:

	Years Ended December 31,
	2015	2014	2013
Federal U.S. income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.2	4.2	4.3
Non-deductible expenses	0.5	0.6	0.7
Non-U.S. income taxed at different rates, net of foreign tax credits	0.1	(0.2)	(1.0)
Federal tax credits	(0.6)	(0.6)	(1.3)
Tax impact of uncertain tax positions	(0.2)	(0.1)	0.1
Valuation allowance release, net	(0.5)	(0.3)	(1.0)
Other, net	(0.1)	(0.1)	(0.2)
Effective tax rate	38.4%	38.5%	36.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note H—Income Taxes (continued)

The deferred portion of the tax provision (benefit) consisted of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Amortization of franchise rights	$514	$514	$514
Amortization of other intangibles	1,590	1,241	621
Accrued expenses, deducted for tax when paid	(17,664)	(14,221)	(11,190)
Capitalized costs for books, deducted for tax	5,315	8,809	3,019
Depreciation	(5,932)	(4,147)	(2,597)
Federal impact of unrecognized tax benefits	1,058	44	(274)
Foreign tax credit carryforwards	3,636	(186)	(3,449)
Other, net	2,904	4,303	97
	$(8,579)	$(3,643)	$(13,259)
The deferred income tax amounts included on the Consolidated Statements of Financial Position are composed of the following (in thousands):

	December 31,
	2015	2014
Current deferred income tax assets, net	$145,684	$133,151
Long-term deferred income tax liabilities, net	(29,139)	(26,807)
	$116,545	$106,344
The components of the deferred income tax amounts at December 31, 2015 and 2014, were as follows (in thousands):

	December 31,
	2015	2014
Deferred Income Tax Assets
Provision for bad debts	$11,092	$9,210
Deferred compensation and other benefit obligations	96,948	83,065
Workers’ compensation	8,206	9,138
Stock-based compensation	15,814	14,572
Credits and net operating loss carryforwards	35,499	39,309
Other	23,885	25,316
Total deferred income tax assets	191,444	180,610
Deferred Income Tax Liabilities
Amortization of intangible assets	(26,960)	(25,060)
Property and equipment basis differences	(11,890)	(12,384)
Other	(9,720)	(7,261)
Total deferred income tax liabilities	(48,570)	(44,705)
Valuation allowance	(26,329)	(29,561)
Total deferred income tax assets, net	$116,545	$106,344
Credits and net operating loss carryforwards primarily include net operating losses in foreign countries of $27.9 million that expire in 2016 and later; and California enterprise zone tax credits of $4.3 million that expire in 2023. Valuation allowances of $24.5 million and $1.8 million have been established for net operating losses carryforwards in foreign countries and California enterprise zone tax credits, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note H—Income Taxes (continued)

The Company has not provided deferred income taxes or foreign withholding taxes on $5.7 million and $3.7 million of undistributed earnings of its non-U.S. subsidiaries as of December 31, 2015 and 2014, respectively, since the Company intends to reinvest these earnings indefinitely. The U.S. tax impact upon repatriation, net of foreign tax credits, would be zero for the years ended December 31, 2015 and 2014.
FASB authoritative guidance prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The literature also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The following table reconciles the total amounts of gross unrecognized tax benefits from January 1, 2013 to December 31, 2015 (in thousands):

	December 31,
	2015	2014	2013
Balance at beginning of period	$4,573	$6,110	$7,097
Gross increases—tax positions in prior years	—	1	559
Gross decreases—tax positions in prior years	(1,807)	(333)	(369)
Gross increases—tax positions in current year	120	35	38
Settlements	(520)	—	—
Lapse of statute of limitations	(1,552)	(1,240)	(1,215)
Balance at end of period	$814	$4,573	$6,110
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $0.5 million, $0.9 million and $1.3 million for 2015, 2014 and 2013, respectively.
The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The total amount of interest and penalties accrued as of December 31, 2015, is $0.2 million, including a $2.3 million reduction recorded in income tax expense during the year. The total amount of interest and penalties accrued as of December 31, 2014 is $2.5 million, including a $0.3 million reduction recorded in income tax expense during the year. The total amount of interest and penalties accrued as of December 31, 2013, was $2.8 million, including a $0.3 million reduction recorded in income tax expense during the year.
The Company believes it is reasonably possible that the settlement of certain tax uncertainties could occur within the next twelve months; accordingly, $0.3 million of the unrecognized gross tax benefit has been classified as a current liability as of December 31, 2015. This amount primarily represents unrecognized tax benefits composed of items related to assessed state income tax audits and negotiations.
The Company’s major income tax jurisdictions are the United States, Australia, Belgium, Canada, France, Germany and the United Kingdom. For U.S. federal income tax, the Company remains subject to examination for 2012 and subsequent years. For major U.S. states, with few exceptions, the Company remains subject to examination for 2011 and subsequent years. Generally, for the foreign countries, the Company remains subject to examination for 2008 and subsequent years.
Note I—Commitments and Contingencies
Rental expense, primarily for office premises, amounted to $85.9 million, $89.9 million and $92.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. The approximate minimum rental commitments for 2016 and thereafter under non-cancelable leases in effect at December 31, 2015 were as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note I—Commitments and Contingencies (continued)

2016	$88,177
2017	74,939
2018	56,425
2019	42,763
2020	37,668
Thereafter	81,437
$381,409
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
On March 23, 2015, Plaintiff Jessica Gentry, on her own behalf and on behalf of a putative class of allegedly similarly situated individuals, filed a complaint against the Company in the Superior Court of California, San Francisco County, which was subsequently amended on October 23, 2015. The complaint, which was filed by the same plaintiffs’ law firm that brought the Rodriguez matter described above, alleges claims similar to those alleged in Rodriguez. Specifically, the complaint alleges that a putative class of current and former employees of the Company working in California since March 13, 2010 were denied compensation for the time they spent interviewing “for temporary and permanent employment opportunities” as well as performing activities related to the interview process. Gentry seeks recovery on her own behalf and on behalf of the putative class in an unspecified amount for this allegedly unpaid compensation. Gentry also seeks recovery of an unspecified amount for the alleged failure of the Company to provide her and the putative class with accurate wage statements. Gentry also seeks an unspecified amount of other damages, attorneys’ fees, and statutory penalties, including penalties for allegedly not paying all wages due upon separation to former employees and statutory penalties on behalf of herself and other allegedly “aggrieved employees” as defined by PAGA. On January 4, 2016, the Court denied a motion by the Company to compel all of Gentry’s claims, except the PAGA claim, to individual arbitration. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding and, accordingly, no amounts have been provided in the Company’s Financial Statements. The Company believes it has meritorious defenses to the allegations and the Company intends to continue to vigorously defend against the litigation.
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
Note J—Stockholders’ Equity
Stock Repurchase Program.    As of December 31, 2015, the Company is authorized to repurchase, from time to time, up to 10.4 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the years ended December 31, 2015, 2014 and 2013, are reflected in the following table (in thousands):

	Years Ended December 31,
	2015	2014	2013
Common stock repurchased (in shares)	4,343	3,336	3,305
Common stock repurchased	$228,166	$161,587	$117,864
Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. The number and the cost of employee stock plan repurchases made during the years ended December 31, 2015, 2014 and 2013, are reflected in the following table (in thousands):

	Years Ended December 31,
	2015	2014	2013
Employee stock plan repurchased (in shares)	474	462	1,157
Employee stock plan repurchased	$24,755	$22,386	$44,169
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for each of the three years ended December 31, 2015, 2014 and 2013 (consisting of stock option exercises and the purchase of shares for the treasury) is presented in the Consolidated Statements of Stockholders’ Equity.
Cash Dividends. The Company’s Board of Directors may at their discretion declare and pay dividends upon the shares of the Company’s stock either out of the Company’s retained earnings or capital surplus. The cash dividends declared during the years ended December 31, 2015, 2014 and 2013, are reflected in the following table:

	Years Ended December 31,
	2015	2014	2013
Cash dividends declared per share	$.80	$.72	$.64
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
Recipients of restricted stock do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant, and for grants made prior to July 28, 2009, receive all dividends with respect to such shares on the dividend payment dates, whether or not the shares have vested as long as any performance condition has been met. Restricted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note K—Stock Plans (continued)

stock grants made on or after July 28, 2009, contain forfeitable rights to dividends. Dividends for these grants are accrued on the dividend payment dates but are not paid until the shares vest, and dividends accrued for shares that ultimately do not vest are forfeited. Recipients of stock units do not pay any cash consideration for the units, do not have the right to vote, and do not receive dividends with respect to such units.
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
During the year ended December 31, 2015, the Company granted performance shares to its executives in the form of restricted stock. The shares granted contain (1) a performance condition based on target net income per share, and (2) a market condition based on Total Shareholder Return (“TSR”). The TSR market condition measures the Company’s performance against a peer group. Shares will be delivered at the end of the three year vesting and TSR performance period based on the Company’s actual performance compared to the peer group. Actual shares earned will range from fifty percent (50%) to one hundred fifty percent (150%) of the target award after any adjustment made for the performance condition. The fair value of this award was determined using a Monte Carlo simulation with the following assumptions: an historical volatility of 23.70%, 0% dividend yield and a risk-free interest rate of 0.84%. The historical volatility was based on the most recent 2.76-year period for the Company and the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest rate is equal to the yield, as of the measurement date, of the zero-coupon U.S. Treasury bill that is commensurate with the remaining performance measurement period.
Stock-based compensation expense consisted of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Restricted stock and stock units	$41,292	$40,821	$38,867
Unrecognized compensation cost is expected to be recognized over the next four years. Total unrecognized compensation cost, net of estimated forfeitures, consisted of the following (in thousands):

	December 31,
	2015	2014	2013
Restricted stock and stock units	$60,627	$54,968	$53,646

The following table reflects activity under all stock plans from December 31, 2012 through December 31, 2015, and the weighted average exercise prices (in thousands, except per share amounts):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note K—Stock Plans (continued)

	Restricted Stock Plans without Market-Condition		Restricted Stock Plans with Market-Condition		Stock Option Plans
	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/ Units	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2012	1,737	$28.25	758	$30.77	2,091	$24.80
Granted	688	$35.34	400	$42.04	—	—
Exercised	—	—	—	—	(1,397)	$23.82
Restrictions lapsed	(1,087)	$28.53	(259)	$29.53	—	—
Forfeited	(21)	$31.29	—	—	(62)	$20.48
Outstanding, December 31, 2013	1,317	$31.68	899	$36.58	632	$27.41
Granted	585	$41.60	335	$50.09	—	—
Exercised	—	—	—	—	(528)	$27.12
Restrictions lapsed	(712)	$31.96	—	—	—	—
Forfeited	(25)	$32.82	—	—	(27)	$27.83
Outstanding, December 31, 2014	1,165	$36.47	1,234	$40.24	77	$29.22
Granted	502	$58.14	257	$71.86	—	—
Exercised	—	—	—	—	(54)	$28.18
Restrictions lapsed	(599)	$36.30	(499)	$31.41	—	—
Forfeited	(16)	$37.63	—	—	(11)	$30.94
Outstanding, December 31, 2015	1,052	$46.88	992	$52.89	12	$32.36
The total pre-tax intrinsic value of stock options exercised and the total fair value of shares vested during the years ended December 31, 2015, 2014 and 2013, are reflected in the following table (in thousands):

	Years Ended December 31,
	2015	2014	2013
Total pre-tax intrinsic value of stock options exercised	$1,709	$9,150	$17,092
Total fair value of shares vested	$56,570	$38,566	$53,931
The following table summarizes information about options outstanding and exercisable as of December 31, 2015 (in thousands, except number of years and per share amounts):

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable as of December 31, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$32.36 to $32.36	12	0.57	$32.36	$179

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $47.14 as of December 31, 2015, which would have been received by the option holders had they exercised their in-the-money options as of that date.
At December 31, 2015, the total number of available shares to grant under the plans (consisting of either restricted stock, stock units, stock appreciation rights or options to purchase common stock) was approximately 5.8 million. All of the 12 thousand options outstanding at December 31, 2015, were exercisable with a weighted average exercise price of $32.36.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note L—Net Income Per Share
The calculation of net income per share for the three years ended December 31, 2015 is reflected in the following table (in thousands, except per share amounts):

	Years Ended December 31,
	2015	2014	2013
Basic net income per share:
Net income	$357,796	$305,928	$252,195
Income allocated to participating securities	—	—	3
Net income available to common stockholders	$357,796	$305,928	$252,192
Basic weighted average shares	131,749	134,358	136,153
Basic net income per share	$2.72	$2.28	$1.85
Diluted net income per share:
Net income	$357,796	$305,928	$252,195
Income allocated to participating securities	—	—	3
Net income available to common stockholders	$357,796	$305,928	$252,192
Basic weighted average shares	131,749	134,358	136,153
Dilutive effect of potential common shares	1,181	1,183	1,436
Diluted weighted average shares	132,930	135,541	137,589
Diluted net income per share	$2.69	$2.26	$1.83
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note M—Business Segments (continued)

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net service revenues
Temporary and consultant staffing	$3,930,843	$3,676,281	$3,369,840
Permanent placement staffing	421,411	394,515	347,715
Risk consulting and internal audit services	742,679	624,218	528,340
	$5,094,933	$4,695,014	$4,245,895
Operating income
Temporary and consultant staffing	$399,808	$358,533	$301,185
Permanent placement staffing	85,019	78,333	54,390
Risk consulting and internal audit services	95,845	60,316	42,702
	580,672	497,182	398,277
Amortization of intangible assets	192	557	1,700
Interest income, net	(550)	(724)	(1,002)
Income before income taxes	$581,030	$497,349	$397,579
The Company does not report total assets by segment. The following tables represent identifiable assets by business segment (in thousands):

	December 31,
	2015	2014	2013
Accounts receivable
Temporary and consultant staffing	$425,179	$403,615	$349,364
Permanent placement staffing	121,670	115,563	100,550
Risk consulting and internal audit services	192,878	169,042	129,252
	$739,727	$688,220	$579,166

	December 31,
	2015	2014	2013
Goodwill
Temporary and consultant staffing	$133,173	$133,964	$134,692
Permanent placement staffing	26,251	26,450	26,574
Risk consulting and internal audit services	49,155	39,074	39,567
	$208,579	$199,488	$200,833

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note M—Business Segments (continued)

The Company operates internationally, with operations in North America, South America, Europe, Asia and Australia. The following tables represent revenues and long-lived assets by geographic location (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net service revenues (a)
Domestic	$4,105,013	$3,623,812	$3,219,820
Foreign (b)	989,920	1,071,202	1,026,075
	$5,094,933	$4,695,014	$4,245,895

	December 31,
	2015	2014	2013
Assets, long-lived
Domestic	$117,176	$101,181	$92,252
Foreign	25,730	20,573	20,392
	$142,906	$121,754	$112,644

(a) There were no customers that accounted for more than 10% of the Company's total net revenue in any year presented.
(b) No individual country represented more than 10% of revenues in any year presented.

Note N—Quarterly Financial Data (Unaudited)
The following tabulation shows certain quarterly financial data for 2015 and 2014 (in thousands, except per share amounts):

	Quarter
2015	1	2	3	4
Net service revenues	$1,205,563	$1,272,058	$1,312,718	$1,304,594
Gross margin	$494,087	$530,502	$549,801	$540,081
Income before income taxes	$128,174	$149,235	$159,306	$144,315
Net income	$77,922	$89,706	$96,725	$93,443
Basic net income per share	$.59	$.68	$.74	$.71
Diluted net income per share	$.58	$.67	$.73	$.71

	Quarter
2014	1	2	3	4
Net service revenues	$1,084,342	$1,164,914	$1,224,308	$1,221,450
Gross margin	$438,495	$478,444	$505,220	$500,757
Income before income taxes	$102,014	$123,653	$138,361	$133,321
Net income	$61,551	$75,140	$85,184	$84,053
Basic net income per share	$.45	$.56	$.64	$.63
Diluted net income per share	$.45	$.55	$.63	$.62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note O—Subsequent Events
On February 11, 2016 the Company announced the following:

Quarterly dividend per share	$.22
Declaration date	February 11, 2016
Record date	February 25, 2016
Payment date	March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Robert Half International Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Robert Half International Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 17, 2016

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
Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Item 9B. Other Information
None.

PART III
Except as provided below in this Part III, the information required by Items 10 through 14 of Part III is incorporated by reference from Item 1 of this Report and from the registrant’s Proxy Statement, under the captions “Nomination and Election of Directors,” “Beneficial Stock Ownership,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Corporate Governance,” “The Board and Committees” and “Independent Registered Public Accounting Firm” which Proxy Statement will be mailed to stockholders in connection with the registrant’s annual meeting of stockholders which is scheduled to be held in May 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights A	Weighted average exercise price of outstanding options, warrants and rights B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by security holders	12,107	$32.36	5,762,138
Equity compensation plans not approved by security holders	—	—	—
Total	12,107	$32.36	5,762,138

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
The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:
Consolidated statements of financial position at December 31, 2015 and 2014.
Consolidated statements of operations for the years ended December 31, 2015, 2014, and 2013.
Consolidated statements of comprehensive income for the years ended December 31, 2015, 2014, and 2013.
Consolidated statements of stockholders’ equity for the years ended December 31, 2015, 2014, and 2013.
Consolidated statements of cash flows for the years ended December 31, 2015, 2014, and 2013.
Notes to consolidated financial statements.
Report of independent registered public accounting firm.
Selected quarterly financial data for the years ended December 31, 2015 and 2014 are set forth in Note N—Quarterly Financial Data (Unaudited) included in Item 8 of this report.
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

ROBERT HALF INTERNATIONAL INC. (Registrant)

Date: February 17, 2016	By:	/s/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 17, 2016	By:	/s/ HAROLD M. MESSMER, JR.
Harold M. Messmer, Jr. Chairman of the Board, Chief Executive Officer, and a Director (Principal Executive Officer)

Date: February 17, 2016	By:	/s/ ANDREW S. BERWICK, JR.
Andrew S. Berwick, Jr., Director

Date: February 17, 2016	By:	/s/ BARBARA J. NOVOGRADAC
Barbara J. Novogradac, Director

Date: February 17, 2016	By:	/s/ ROBERT J. PACE
Robert J. Pace, Director

Date: February 17, 2016	By:	/s/ FREDERICK A. RICHMAN
Frederick A. Richman, Director

Date: February 17, 2016	By:	/s/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President, Chief Financial Officer and a Director (Principal Financial Officer)

Date: February 17, 2016	By:	/s/ MICHAEL C. BUCKLEY
Michael C. Buckley Executive Vice President and Treasurer (Principal Accounting Officer)

Schedule II—Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Charged to Expenses	Deductions	Translation Adjustments	Balance at End of Period
Year Ended December 31, 2013
Allowance for doubtful accounts receivable	$24,852	7,467	(4,313)	(745)	$27,261
Deferred tax valuation allowance	$39,310	7,053	(8,135)	(1,184)	$37,044
Year Ended December 31, 2014
Allowance for doubtful accounts receivable	$27,261	9,825	(3,670)	(2,872)	$30,544
Deferred tax valuation allowance	$37,044	1,742	(6,056)	(3,169)	$29,561
Year Ended December 31, 2015
Allowance for doubtful accounts receivable	$30,544	12,005	(5,353)	(2,109)	$35,087
Deferred tax valuation allowance	$29,561	6,283	(8,068)	(1,447)	$26,329