Form 10-Q
period 2016-03-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2016-05-06
CIK 315213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 FORM 10-Q
______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2016:
131,318,597 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share amounts)

March 31, 2016	December 31, 2015

ASSETS
Cash and cash equivalents	$214,119	$224,577
Accounts receivable, less allowances of $34,063 and $35,087	734,378	704,640
Current deferred income taxes	145,397	145,684
Other current assets	286,307	268,780
Total current assets	1,380,201	1,343,681
Goodwill	209,115	208,579
Other intangible assets, net	4,220	4,508
Property and equipment, net	147,934	142,906
Other assets	3,394	3,286
Total assets	$1,744,864	$1,702,960
LIABILITIES
Accounts payable and accrued expenses	$139,026	$148,108
Accrued payroll and benefit costs	472,716	504,782
Income taxes payable	43,419	2,506
Current portion of notes payable and other indebtedness	156	153
Total current liabilities	655,317	655,549
Notes payable and other indebtedness, less current portion	966	1,007
Other liabilities	43,628	42,623
Total liabilities	699,911	699,179
Commitments and Contingencies (Note F)
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 131,318,173 shares and 131,156,043 shares	131	131
Capital surplus	989,425	979,477
Accumulated other comprehensive loss	(2,308)	(10,294)
Retained earnings	57,705	34,467
Total stockholders’ equity	1,044,953	1,003,781
Total liabilities and stockholders’ equity	$1,744,864	$1,702,960

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015

Net service revenues	$1,302,625	$1,205,563
Direct costs of services, consisting of payroll, payroll taxes, benefit costs and reimbursable expenses	770,653	711,476
Gross margin	531,972	494,087
Selling, general and administrative expenses	398,074	365,985
Amortization of intangible assets	288	—
Interest income, net	(181)	(72)
Income before income taxes	133,791	128,174
Provision for income taxes	50,375	50,252
Net income	$83,416	$77,922

Net income per share:
Basic	$.65	$.59
Diluted	$.64	$.58

Shares:
Basic	129,281	133,077
Diluted	130,137	134,286
Cash dividends declared per share	$.22	$.20

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2016	2015
COMPREHENSIVE INCOME:
Net income	$83,416	$77,922
Foreign currency translation adjustments, net of tax	7,986	(19,962)
Total comprehensive income	$91,402	$57,960

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
COMMON STOCK—SHARES:
Balance at beginning of period	131,156	135,134
Net issuances of restricted stock	901	570
Repurchases of common stock	(741)	(672)
Exercises of stock options	2	40
Balance at end of period	131,318	135,072
COMMON STOCK—PAR VALUE:
Balance at beginning of period	$131	$135
Net issuances of restricted stock	1	1
Repurchases of common stock	(1)	(1)
Balance at end of period	$131	$135
CAPITAL SURPLUS:
Balance at beginning of period	$979,477	$928,157
Net issuances of restricted stock at par value	(1)	(1)
Stock-based compensation expense	10,348	8,843
Exercises of stock options—excess over par value	60	1,113
Tax impact of equity incentive plans	(459)	4,249
Balance at end of period	$989,425	$942,361
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:
Balance at beginning of period	$(10,294)	$14,730
Foreign currency translation adjustments, net of tax	7,986	(19,962)
Balance at end of period	$(2,308)	$(5,232)
RETAINED EARNINGS:
Balance at beginning of period	$34,467	$36,836
Net income	83,416	77,922
Repurchases of common stock—excess over par value	(31,366)	(40,351)
Cash dividends ($.22 per share and $.20 per share)	(28,812)	(27,048)
Balance at end of period	$57,705	$47,359

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$83,416	$77,922
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	288	—
Depreciation expense	15,123	13,006
Stock-based compensation expense—restricted stock and stock units	10,348	8,843
Excess tax benefits from stock-based compensation	(395)	(4,256)
Deferred income taxes	(835)	8,039
Provision for doubtful accounts	1,226	2,551
Changes in assets and liabilities:
Increase in accounts receivable	(25,379)	(22,431)
Decrease in accounts payable, accrued expenses, accrued payroll and benefit costs	(35,101)	(23,234)
Increase in income taxes payable	42,278	37,504
Change in other assets, net of change in other liabilities	(12,483)	(13,464)
Net cash flows provided by operating activities	78,486	84,480
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,810)	(13,346)
Payments to trusts for employee deferred compensation plans	(5,357)	(7,455)
Net cash flows used in investing activities	(24,167)	(20,801)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(40,182)	(59,196)
Cash dividends paid	(28,748)	(27,375)
Payments for notes payable and other indebtedness	(38)	(34)
Excess tax benefits from stock-based compensation	395	4,256
Proceeds from exercises of stock options	60	1,113
Net cash flows used in financing activities	(68,513)	(81,236)
Effect of exchange rate changes on cash and cash equivalents	3,736	(8,677)
Net decrease in cash and cash equivalents	(10,458)	(26,234)
Cash and cash equivalents at beginning of period	224,577	287,119
Cash and cash equivalents at end of period	$214,119	$260,885

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Stock repurchases awaiting settlement	$3,120	$11,308

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016

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
Basis of Presentation. The unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). The comparative year-end condensed consolidated statement of financial position data presented was derived from audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the periods presented have been included. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2015, included in its Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for a full year.
Principles of Consolidation. The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany balances have been eliminated.
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of March 31, 2016, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, and income and other taxes. Management estimates are also utilized in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions.
Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs for the three months ended March 31, 2016 and 2015, are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2016	2015
Advertising costs	$11,261	$11,064

Note B— New Accounting Pronouncements

Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.  In April 2015, the Financial Accounting Standards Board ("FASB") issued authoritative guidance designed to assist customers in their determination of whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. This

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2016
Note B— New Accounting Pronouncements (continued)

guidance was effective for the Company in the first quarter of 2016. The adoption of this guidance did not have a material impact on the Company's financial statements.

Business Combinations. In September 2015, the FASB issued authoritative guidance that eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that an acquirer record in the same period’s financial statements the effects of the cumulative impact of adjustments including the impact on prior periods. The prior period impact of the adjustments should be presented separately on the face of the income statement or disclosed in the notes. The new guidance was effective for the Company in the first quarter of 2016. The adoption of this guidance did not have a material impact on the Company's financial statements.

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
Public entities are not permitted to adopt the standard earlier than the original effective date (that is, no earlier than 2017 for calendar year-end entities). The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company is in the process of evaluating the impact of the adoption of this guidance on its Financial Statements.
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
Lease Accounting. In February 2016, the FASB issued authoritative guidance which changes financial reporting as it relates to leasing transactions. Under the new guidance, lessees will be required to recognize a lease liability, measured on a discounted basis; and a right-of-use asset, for the lease term. The new guidance is effective for annual and interim periods beginning after December 15, 2018. Early application is permitted for all entities upon issuance. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is in the process of evaluating the impact of the adoption of this guidance on its Financial Statements.
Stock Compensation. In March 2016, the FASB issued authoritative guidance which changes financial reporting as it relates to Employee Share-Based Payment Accounting. Under the new guidance, several aspects of the accounting for share-based payment award transactions will be simplified, including: a) income tax consequences; b) classification of awards as either equity or liabilities; and c) classification on the statement of cash flows. The new guidance is effective for annual and interim periods beginning after December 15, 2016. Early application is permitted for any organization in any interim or annual period. The Company is in the process of evaluating the impact of the adoption of this guidance on its Financial Statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2016

Note C—Other Current Assets
Other current assets consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Deposits in trusts for employee deferred compensation plans	$207,986	$198,256
Other	78,321	70,524
Other current assets	$286,307	$268,780
Note D—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Computer hardware	$166,452	$162,346
Computer software	348,930	339,634
Furniture and equipment	97,270	96,536
Leasehold improvements	122,604	118,491
Other	10,032	9,560
Property and equipment, cost	745,288	726,567
Accumulated depreciation	(597,354)	(583,661)
Property and equipment, net	$147,934	$142,906
Note E—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Payroll and benefits	$214,292	$240,793
Employee deferred compensation plans	209,922	212,220
Workers’ compensation	27,350	25,834
Payroll taxes	21,152	25,935
Accrued payroll and benefit costs	$472,716	$504,782
Included in employee deferred compensation plans is the following (in thousands):

	March 31, 2016	December 31, 2015
Deferred compensation plan and other benefits related to the Company’s Chief Executive Officer	$81,461	$81,874
Note F—Commitments and Contingencies
On April 23, 2010, Plaintiffs David Opalinski and James McCabe, on behalf of themselves and a putative class of similarly situated Staffing Managers, filed a Complaint in the United States District Court for the District of New Jersey naming the Company and one of its subsidiaries as Defendants. The Complaint alleges that salaried Staffing Managers located throughout the U.S. have been misclassified as exempt from the Fair Labor Standards Act’s overtime pay requirements. Plaintiffs seek an unspecified amount for unpaid overtime on behalf of themselves and the class they purport to represent. Plaintiffs also seek an unspecified amount for statutory penalties, attorneys’ fees and other damages. On October 6, 2011, the Court granted the Company’s motion to compel arbitration of the Plaintiffs’ allegations. At this stage, it is not feasible to predict

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2016
Note F— Commitments and Contingencies (continued)

the outcome of or a range of loss, should a loss occur, from these allegations and, accordingly, no amounts have been provided in the Company’s Financial Statements. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the allegations.
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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2016

Note G— Stockholders' Equity
Stock Repurchase Program. As of March 31, 2016, the Company is authorized to repurchase, from time to time, up to 9.7 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the three months ended March 31, 2016 and 2015, are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2016	2015
Common stock repurchased (in shares)	682	481
Common stock repurchased	$28,777	$28,898

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. The number and the cost of employee stock plan repurchases made during the three months ended March 31, 2016 and 2015, are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2016	2015
Employee stock plan repurchased (in shares)	59	191
Employee stock plan repurchased	$2,590	$11,454
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Repurchase activity for the three months ended March 31, 2016 and 2015, is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.
Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus.
Note H—Net Income Per Share
The calculation of net income per share for the three months ended March 31, 2016 and 2015 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015

Net income	$83,416	$77,922
Basic:
Weighted average shares	129,281	133,077

Diluted:
Weighted average shares	129,281	133,077
Dilutive effect of potential common shares	856	1,209
Diluted weighted average shares	130,137	134,286

Net income per share:
Basic	$.65	$.59
Diluted	$.64	$.58

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2016

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
The accounting policies of the segments are set forth in Note A—“Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company evaluates performance based on income from operations before net interest income, intangible amortization expense, and income taxes.
The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net service revenues
Temporary and consultant staffing	$1,009,165	$943,518
Permanent placement staffing	106,289	98,413
Risk consulting and internal audit services	187,171	163,632
	$1,302,625	$1,205,563
Operating income
Temporary and consultant staffing	$97,883	$92,801
Permanent placement staffing	21,502	19,031
Risk consulting and internal audit services	14,513	16,270
	133,898	128,102
Amortization of intangible assets	288	—
Interest income, net	(181)	(72)
Income before income taxes	$133,791	$128,174
Note J—Subsequent Events
On May 4, 2016, the Company announced the following:

Quarterly dividend per share	$.22
Declaration date	May 4, 2016
Record date	May 25, 2016
Payment date	June 15, 2016

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain information contained in Management’s Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the Company’s future operating results or financial positions. These statements may be identified by words such as “estimate”, “forecast”, “project”, “plan”, “intend”, “believe”, “expect”, “anticipate”, or variations or negatives thereof or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. These risks and uncertainties include, but are not limited to, the following: the global financial and economic situation; changes in levels of unemployment and other economic conditions in the United States or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of candidates for temporary employment or the Company’s ability to attract candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company’s services, on the Company’s ability to maintain its margins; the possibility of the Company incurring liability for its activities, including the activities of its temporary employees, or for events impacting its temporary employees on clients’ premises; the possibility that adverse publicity could impact the Company’s ability to attract and retain clients and candidates; the success of the Company in attracting, training, and retaining qualified management personnel and other staff employees; the Company’s ability to comply with governmental regulations affecting personnel services businesses in particular or employer/employee relationships in general; whether there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; the Company’s reliance on short-term contracts for a significant percentage of its business; litigation relating to prior or current transactions or activities, including litigation that may be disclosed from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings; the ability of the Company to manage its international operations and comply with foreign laws and regulations; the impact of fluctuations in foreign currency exchange rates; the possibility that the additional costs the Company will incur as a result of health care reform may adversely affect the Company’s profit margins or the demand for the Company’s services; the possibility that the Company’s computer and communications hardware and software systems could be damaged or their service interrupted; and the possibility that the Company may fail to maintain adequate financial and management controls and as a result suffer errors in its financial reporting. Additionally, with respect to Protiviti, other risks and uncertainties include the fact that future success will depend on its ability to retain employees and attract clients; there can be no assurance that there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; failure to produce projected revenues could adversely affect financial results; and there is the possibility of involvement in litigation relating to prior or current transactions or activities. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results.
Executive Overview
Demand for the Company’s temporary and permanent staffing services and risk consulting and internal audit services is largely dependent upon general economic and labor trends both domestically and abroad. Correspondingly, financial results for the three months ended March 31, 2016 were positively impacted by stable global economic conditions, largely driven by improvements in the United States with more modest growth in the non-U.S. markets we serve. During the first quarter of 2016, net service revenues grew to $1.30 billion, an increase of 8% from the prior year. Net income increased 7% to $83 million and diluted net income per share increased 10% to $.64. All three of the Company's operating segments experienced solid revenue growth, led by Protiviti which increased 14% for the first quarter of 2016 compared to the first quarter of last year.

We believe that the Company is well positioned in the current macroeconomic environment. The United States economic backdrop during the first quarter of 2016 was stable for the Company as real gross domestic product (GDP) grew 0.5% for the first quarter of 2016, while the unemployment rate remained consistent at 5.0% at the end of the first quarter of 2016 compared to December 2015. In the United States, the number of job openings has exceeded the number of hires since February 2015, creating competition for skilled talent that increases the Company's value to clients.

Protiviti has successfully diversified its service offerings, built a loyal and growing client base, and is seeing steady demand in all of its major consulting solutions. Protiviti serves its clients in areas such as internal audit and financial advisory services, risk and compliance, and information technology consulting, among others.

We monitor various economic indicators and business trends in all of the countries in which we operate to anticipate demand for the Company’s services. We evaluate these trends to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The
Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends. As such, during the first quarter of 2016, we kept headcount relatively constant with year-end levels.

We have limited visibility into future revenues not only due to the dependence on macroeconomic conditions noted
above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, we typically assess headcount and other investments on at least a quarterly basis.

Capital expenditures for the three months ended March 31, 2016 totaled $19 million, approximately 63% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s future growth opportunities. Major software initiatives include upgrades to enterprise resource planning applications and the continued implementation of a global customer relationship management application. Infrastructure and computer hardware initiatives for the first quarter of 2016 have focused on delivering mobile technology to the Company's professional staff, upgrading data networks, and enhancing video capabilities and telecommunication systems. Our investments in these and other technology initiatives are expected to continue throughout 2016. Capital expenditures also included amounts spent on tenant improvements and furniture and equipment in the Company's leased offices. The Company will have more lease expirations in 2016 than in 2015, so we expect higher capital expenditures related to tenant improvements. We currently expect that 2016 capital expenditures will range from $90 million to $100 million.
Critical Accounting Policies and Estimates
The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to the Company's accounting policies or estimates for the three months ended March 31, 2016.
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
The Company’s temporary and permanent placement staffing services business has 330 offices in 42 states, the District of Columbia and 17 foreign countries, while Protiviti has 56 offices in 23 states and 11 foreign countries.
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

Three Months Ended March 31, 2016 and 2015
Revenues. The Company’s revenues were $1.30 billion for the three months ended March 31, 2016, compared to $1.21 billion for the three months ended March 31, 2015. Revenues from foreign operations represented 19% of total revenues for the three months ended March 31, 2016, compared to 20% for the three months ended March 31, 2015. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. For the three months ended March 31, 2016 revenues for each of the Company’s reportable segments were up compared to the same period in 2015. Results were strongest domestically with demand also improving in several other countries, most notably within Europe. Risk consulting and internal audit services continued to post strong growth rates. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing revenues were $1.01 billion for the three months ended March 31, 2016, increasing by 7.0% compared to revenues of $944 million for the three months ended March 31, 2015. Key drivers of temporary and consultant staffing services revenues include average hourly bill rates and the number of hours worked by the Company’s temporary employees on client engagements. On a same-day, constant-currency basis, temporary and consultant staffing revenues increased 6.7% for the first quarter of 2016 compared to the first quarter of 2015, due primarily to a 4.7% increase in average bill rates and inclusive of an increase in the number of hours worked by the Company's temporary employees. In the U.S., revenues in the first quarter of 2016 increased 8.5%, or 7.3% on a same-day basis, compared to the first quarter of 2015. For the Company’s international operations, 2016 first quarter revenues increased 0.5%, or 4.5% on a same-day, constant-currency basis, compared to the first quarter of 2015.
Permanent placement staffing revenues were $106 million for the three months ended March 31, 2016, increasing by 8.0% compared to revenues of $98 million for the three months ended March 31, 2015. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. On a same-day, constant-currency basis, permanent placement revenues increased 8.6% for the first quarter of 2016 compared to the first quarter of 2015, driven by an increase in the number of placements. In the U.S., revenues for the first quarter of 2016 increased 12.9%, or 11.6% on a same-day basis, compared to the first quarter of 2015. For the Company’s international operations, revenues for the first quarter of 2016 decreased 2.8%, but on a same-day, constant-currency basis, increased 2.0%, compared to the first quarter of 2015. Historically, demand for permanent placement staffing is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue.
Risk consulting and internal audit services revenues were $187 million for the three months ended March 31, 2016, increasing by 14.4% compared to revenues of $164 million for the three months ended March 31, 2015. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On a same-day, constant-currency basis, risk consulting and internal audit services revenues increased 13.7% for the first quarter of 2016 compared to the first quarter of 2015, due primarily to an increase in billable hours worked. In the U.S., revenues in the first quarter of 2016 increased 16.2%, or 14.9% on a same-day basis, compared to the first quarter of 2015. Contributing to the U.S. increase was continued growth in services related to internal audit and financial advisory, risk and compliance, and information technology consulting. The Company’s risk consulting and internal audit services revenues from international operations increased 5.4%, and on a same-day, constant-currency basis increased 8.0%, compared to the first quarter of 2015.

A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended March 31, 2016, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	7.0%	8.5%	0.5%
Billing Days Impact	-1.3%	-1.2%	-1.2%
Currency Impact	1.0%	—	5.2%
Same Billing Days and Constant Currency	6.7%	7.3%	4.5%
Permanent placement staffing
As Reported	8.0%	12.9%	-2.8%
Billing Days Impact	-1.2%	-1.3%	-1.1%
Currency Impact	1.8%	—	5.9%
Same Billing Days and Constant Currency	8.6%	11.6%	2.0%
Risk consulting and internal audit services
As Reported	14.4%	16.2%	5.4%
Billing Days Impact	-1.4%	-1.3%	-1.3%
Currency Impact	0.7%	—	3.9%
Same Billing Days and Constant Currency	13.7%	14.9%	8.0%
Gross Margin. The Company’s gross margin dollars were $532 million for the three months ended March 31, 2016, increasing by 7.7% compared to $494 million for the three months ended March 31, 2015. In the first quarter of 2016, gross margin dollars increased for all three of the Company’s reportable segments compared to the first quarter of 2015. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars from the Company’s temporary and consultant staffing represent revenues less direct costs of services, which consist of payroll, payroll taxes and benefit costs for temporary employees, and reimbursable expenses. The key drivers of gross margin are: i) pay/bill spreads, which represent the differential between wages paid to temporary employees and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company's client. Gross margin dollars for the Company’s temporary and consultant staffing division were $375 million for the three months ended March 31, 2016, up 7.4% compared to $349 million for the three months ended March 31, 2015. As a percentage of revenues, gross margin for temporary and consultant staffing was 37.1% in the first quarter of 2016, up slightly from 37.0% in the first quarter of 2015.
Gross margin dollars from permanent placement staffing represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $106 million for the three months ended March 31, 2016, compared to $98 million for the three months ended March 31, 2015. Because reimbursable expenses for permanent placement staffing are de minimis, gross margin dollars are substantially explained by revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $51 million for the three months ended March 31, 2016, up 8.8% compared to $47 million for the three months ended March 31, 2015. As a percentage of revenues, gross margin for risk consulting and internal audit services in the first quarter of 2016 was 27.4%, down from 28.8% in the first quarter of 2015. The decline in the first quarter of 2016 gross margin compared to the first quarter of 2015 was due to an increase in pay rates for professional staff, an increase in investment in hiring and slightly lower staff utilization.
Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The Company’s selling, general and administrative expenses were $398 million for the three months ended March 31, 2016, up 8.8% from $366 million for the three months ended March 31, 2015. As a percentage of revenues, the Company’s selling, general and administrative expenses were 30.6% for the first quarter of 2016, up from 30.4% for the first quarter of 2015. In the first quarter of 2016, selling, general and administrative expenses increased for all three of the Company's reportable segments compared to the first quarter of 2015. As percentage of revenue, selling, general and administrative expenses for the Company's permanent placement staffing division decreased in the first quarter of 2016 compared to the first quarter of 2015, however for the temporary and consulting staffing and risk consulting and internal audit services divisions, selling, general and administrative expenses increased as percentage of revenue. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $277 million for the three months ended March 31, 2016, up 8.1% from $256 million for the three months ended March 31, 2015. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing were 27.4% in the first quarter of 2016, up slightly from 27.1% in the first quarter of 2015 due primarily to costs related to infrastructure improvements.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $84 million for the three months ended March 31, 2016, increasing by 6.9% compared to $79 million for the three months ended March 31, 2015. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing were 79.6% in the first quarter of 2016 down from 80.5% in the first quarter of 2015. For the first quarter of 2016 compared to the first quarter of 2015, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to a decrease in field staffing compensation as a percentage of revenue.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $37 million for the three months ended March 31, 2016, increasing by 19.2% compared to $31 million for the three months ended March 31, 2015. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 19.6% in the first quarter of 2016, up from 18.8% in the first quarter of 2015. For the first quarter of 2016 compared to the first quarter of 2015, the increase in selling, general and administrative expenses as a percentage of revenue is primarily due to an increase in administrative compensation.
Operating Income. The Company’s total operating income was $134 million, or 10.3% of revenues, for the three months ended March 31, 2016, increasing by 4.5% from $128 million, or 10.6% of revenues, for the three months ended March 31, 2015. For the Company’s temporary and consultant staffing division, operating income was $98 million, or 9.7% of applicable revenues, up from $93 million, or 9.8% of applicable revenues, in the first quarter of 2015. For the Company’s permanent placement staffing division, operating income was $21 million, or 20.2% of applicable revenues, up from an operating income of $19 million, or 19.3% of applicable revenues, in the first quarter of 2015. For the Company’s risk consulting and internal audit services division, operating income was $15 million, or 7.8% of applicable revenues, down from an operating income of $16 million, or 9.9% of applicable revenues, in the first quarter of 2015.
Provision for income taxes. The provision for income taxes was 37.7% and 39.2% for the three months ended March 31, 2016 and 2015, respectively. The lower tax rate is primarily due to foreign investment elections that impact the provision positively compared to the same period in 2015.
Liquidity and Capital Resources
The change in the Company’s liquidity during the three months ended March 31, 2016 and 2015 is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and payment of dividends.
Cash and cash equivalents were $214 million and $261 million at March 31, 2016 and 2015, respectively. Operating activities provided $78 million during the three months ended March 31, 2016, which was offset by $24 million and $69 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $84 million during the three months ended March 31, 2015, which was partially offset by $21 million and $81 million of net cash used in investing activities and financing activities, respectively.
Operating activities—Net cash provided by operating activities for the three months ended March 31, 2016, was composed of net income of $83 million, adjusted upward for non-cash items of $26 million and offset by net cash used in changes in working capital of $31 million. Net cash provided by operating activities for the three months ended March 31, 2015, was comprised of net income of $78 million, adjusted upward for non-cash items of $28 million, and offset by changes in working capital of $22 million.
Investing activities—Net cash used in investing activities for the three months ended March 31, 2016, was $24 million. This was composed of capital expenditures of $19 million and deposits to trusts for employee deferred compensation plans of

$5 million. Net cash used in investing activities for the three months ended March 31, 2015, was $21 million. This was comprised of capital expenditures of $13 million and deposits to trusts for employee benefits and retirement plans of $8 million.
Financing activities—Net cash used in financing activities for the three months ended March 31, 2016, was $69 million. This included repurchases of $40 million in common stock and $29 million in cash dividends to stockholders. Net cash used in financing activities for the three months ended March 31, 2015, was $81 million. This included repurchases of $59 million in common stock and $27 million in cash dividends to stockholders, offset by $4 million in excess tax benefits from stock-based compensation and proceeds of $1 million from exercises of stock options.
As of March 31, 2016, the Company is authorized to repurchase, from time to time, up to 9.7 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the three months ended March 31, 2016 and 2015, the Company repurchased 0.7 million shares and 0.5 million shares of common stock on the open market for a total cost of $29 million in both periods. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the three months ended March 31, 2016 and 2015, such repurchases totaled 0.1 million shares, at a cost of $3 million, and 0.2 million shares, at a cost of $11 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital at March 31, 2016, included $214 million in cash and cash equivalents. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
On May 4, 2016, the Company announced a quarterly dividend of $.22 per share to be paid to all shareholders of record as of May 25, 2016. The dividend will be paid on June 15, 2016.
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
For the three months ended March 31, 2016, approximately 19% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, and Australian dollar, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.
During the first three months of 2016, the U.S. dollar fluctuated, but generally strengthened, against the primary currencies in which the Company conducts business, compared to one year ago. Currency exchange rates had the effect of decreasing reported net service revenues by $12 million, or 1%, in the first quarter of 2016 compared to the same period one year ago. The general strengthening of the U.S. dollar also affected the reported level of expenses incurred in our foreign operations. Because substantially all our foreign operations generated revenues and incurred expenses within the same country and currency, the favorable effect of lower reported operating expenses largely offset the decline in reported revenues. Reported net income was $0.2 million, or 0.2%, lower in first quarter of 2016 compared to the same period one year ago due to the effect of currency exchange rates.
For the month ended April 30, 2016, the U.S. dollar has strengthened against the Australian Dollar but weakened against the Euro, British Pound, and Canadian Dollar since March 31, 2016. If currency exchange rates were to remain at April 2016 levels throughout the remainder of 2016, the exchange rate impact on the Company’s 2016 full-year reported revenues would be slightly unfavorable compared to full year 2015 results, mostly offset by a favorable impact to operating expenses. Thus, the impact to reported net income would likely be immaterial.
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

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
There have been no material developments with regard to the legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015.
ITEM 1A. Risk Factors
There have not been any material changes with regard to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (c)
January 1, 2016 to January 31, 2016	58,585	(a)	$43.77	—	10,412,594
February 1, 2016 to February 29, 2016	164,233		$39.16	164,233	10,248,361
March 1, 2016 to March 31, 2016	518,461	(b)	$43.15	517,841	9,730,520
Total January 1, 2016 to March 31, 2016	741,279			682,074

(a)	Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(b)	Includes 620 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(c)
Commencing in October 1997, the Company's Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company's common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 108,000,000 shares have been authorized for repurchase of which 98,269,480 shares have been repurchased as of March 31, 2016.

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

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: May 6, 2016