Form 10-Q
period 2016-06-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2016-08-04
CIK 315213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 FORM 10-Q
______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2016:
130,140,189 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share amounts)

June 30, 2016	December 31, 2015

ASSETS
Cash and cash equivalents	$238,714	$224,577
Accounts receivable, less allowances of $33,646 and $35,087	732,193	704,640
Current deferred income taxes	147,917	145,684
Other current assets	289,288	268,780
Total current assets	1,408,112	1,343,681
Goodwill	210,072	208,579
Other intangible assets, net	4,306	4,508
Property and equipment, net	157,170	142,906
Other assets	3,348	3,286
Total assets	$1,783,008	$1,702,960
LIABILITIES
Accounts payable and accrued expenses	$151,179	$148,108
Accrued payroll and benefit costs	506,940	504,782
Income taxes payable	9,900	2,506
Current portion of notes payable and other indebtedness	160	153
Total current liabilities	668,179	655,549
Notes payable and other indebtedness, less current portion	925	1,007
Other liabilities	44,396	42,623
Total liabilities	713,500	699,179
Commitments and Contingencies (Note G)
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 130,137,843 shares and 131,156,043 shares	130	131
Capital surplus	1,000,960	979,477
Accumulated other comprehensive loss	(6,501)	(10,294)
Retained earnings	74,919	34,467
Total stockholders’ equity	1,069,508	1,003,781
Total liabilities and stockholders’ equity	$1,783,008	$1,702,960

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net service revenues	$1,344,160	$1,272,058	$2,646,785	$2,477,621
Direct costs of services, consisting of payroll, payroll taxes, benefit costs and reimbursable expenses	787,167	741,556	1,557,820	1,453,032
Gross margin	556,993	530,502	1,088,965	1,024,589
Selling, general and administrative expenses	407,496	381,355	805,570	747,340
Amortization of intangible assets	314	—	602	—
Interest income, net	(231)	(88)	(412)	(160)
Income before income taxes	149,414	149,235	283,205	277,409
Provision for income taxes	57,798	59,529	108,173	109,781
Net income	$91,616	$89,706	$175,032	$167,628

Net income per share:
Basic	$.71	$.68	$1.36	$1.26
Diluted	$.71	$.67	$1.35	$1.25

Shares:
Basic	128,586	132,499	128,933	132,786
Diluted	129,329	133,553	129,733	133,918
Cash dividends declared per share	$.22	$.20	$.44	$.40

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
COMPREHENSIVE INCOME:
Net income	$91,616	$89,706	$175,032	$167,628
Foreign currency translation adjustments, net of tax	(4,193)	6,383	3,793	(13,579)
Total comprehensive income	$87,423	$96,089	$178,825	$154,049

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

	Six Months Ended June 30,
	2016	2015
COMMON STOCK—SHARES:
Balance at beginning of period	131,156	135,134
Net issuances of restricted stock	935	593
Repurchases of common stock	(1,955)	(1,575)
Exercises of stock options	2	48
Balance at end of period	130,138	134,200
COMMON STOCK—PAR VALUE:
Balance at beginning of period	$131	$135
Net issuances of restricted stock	1	1
Repurchases of common stock	(2)	(2)
Balance at end of period	$130	$134
CAPITAL SURPLUS:
Balance at beginning of period	$979,477	$928,157
Net issuances of restricted stock at par value	(1)	(1)
Stock-based compensation expense	22,093	19,688
Exercises of stock options—excess over par value	78	1,334
Tax impact of equity incentive plans	(687)	4,624
Balance at end of period	$1,000,960	$953,802
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:
Balance at beginning of period	$(10,294)	$14,730
Foreign currency translation adjustments, net of tax	3,793	(13,579)
Balance at end of period	$(6,501)	$1,151
RETAINED EARNINGS:
Balance at beginning of period	$34,467	$36,836
Net income	175,032	167,628
Repurchases of common stock—excess over par value	(76,999)	(90,892)
Cash dividends ($.44 per share and $.40 per share)	(57,581)	(53,984)
Balance at end of period	$74,919	$59,588

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$175,032	$167,628
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	602	—
Depreciation expense	30,710	26,568
Stock-based compensation expense—restricted stock and stock units	22,093	19,688
Excess tax benefits from stock-based compensation	(802)	(4,631)
Deferred income taxes	(2,070)	(986)
Provision for doubtful accounts	3,213	3,932
Changes in assets and liabilities:
Increase in accounts receivable	(29,330)	(44,033)
Increase in accounts payable, accrued expenses, accrued payroll and benefit costs	7,215	29,245
Increase in income taxes payable	9,741	41,667
Change in other assets, net of change in other liabilities	(9,210)	(12,683)
Net cash flows provided by operating activities	207,194	226,395
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(1,400)	—
Capital expenditures	(43,740)	(29,523)
Payments to trusts for employee deferred compensation plans	(11,251)	(13,013)
Net cash flows used in investing activities	(56,391)	(42,536)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(81,544)	(104,220)
Cash dividends paid	(57,895)	(53,881)
Payments for notes payable and other indebtedness	(75)	(69)
Excess tax benefits from stock-based compensation	802	4,631
Proceeds from exercises of stock options	78	1,334
Net cash flows used in financing activities	(138,634)	(152,205)
Effect of exchange rate changes on cash and cash equivalents	1,968	(5,642)
Net increase in cash and cash equivalents	14,137	26,012
Cash and cash equivalents at beginning of period	224,577	287,119
Cash and cash equivalents at end of period	$238,714	$313,131

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Stock repurchases awaiting settlement	$7,392	$16,826

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016

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
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of June 30, 2016, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, and income and other taxes. Management estimates are also utilized in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions.
Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs for the three and six months ended June 30, 2016 and 2015, are reflected in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Advertising costs	$12,084	$11,045	$23,344	$22,110

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
June 30, 2016

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
Revenue from Contracts with Customers. In May 2014, the FASB issued authoritative guidance that provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The new guidance requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The amended guidance also requires additional quantitative and qualitative disclosures. In March 2016, amended guidance was issued to clarify implementation guidance on principal versus agent consideration. In April 2016 an amendment provided clarifications on determining whether a promised license provides a customer with a right to use or a right to access an entity’s intellectual property. In May 2016 an amendment provided narrow scope improvements and practical expedients to reduce the potential diversity, cost and complexity of applying new revenue standard. These amendments, as well as the original guidance, are all effective for annual and interim periods beginning after December 15, 2017. The Company is in the process of evaluating the impact of the adoption of this guidance on its Financial Statements.
Balance Sheet Classification of Deferred Taxes. In November 2015, the FASB issued authoritative guidance which changes how deferred taxes are classified on a company's balance sheet. The new guidance eliminates the current requirement for companies to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as noncurrent. The new guidance is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. Except for balance sheet classification requirements related to deferred tax assets and liabilities, the Company does not expect this guidance to have an effect on its Financial Statements.
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
June 30, 2016

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
Note C—Other Current Assets
Other current assets consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Deposits in trusts for employee deferred compensation plans	$216,453	$198,256
Other	72,835	70,524
Other current assets	$289,288	$268,780
Note D—Goodwill
The following table sets forth the activity in goodwill from December 31, 2015 through June 30, 2016 (in thousands):

Goodwill
Balance as of December 31, 2015	$208,579
Acquisitions	1,199
Foreign currency translation adjustments	294
Balance as of June 30, 2016	$210,072
The company completed its annual goodwill impairment analysis as of June 30, 2016, and determined that no adjustment to the carrying value of goodwill was required.

Note E—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Computer hardware	$171,236	$162,346
Computer software	358,792	339,634
Furniture and equipment	97,300	96,536
Leasehold improvements	127,898	118,491
Other	10,268	9,560
Property and equipment, cost	765,494	726,567
Accumulated depreciation	(608,324)	(583,661)
Property and equipment, net	$157,170	$142,906
Note F—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Payroll and benefits	$245,272	$240,793
Employee deferred compensation plans	221,027	212,220
Workers’ compensation	26,408	25,834
Payroll taxes	14,233	25,935
Accrued payroll and benefit costs	$506,940	$504,782

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2016

Included in employee deferred compensation plans is the following (in thousands):

	June 30, 2016	December 31, 2015
Deferred compensation plan and other benefits related to the Company’s Chief Executive Officer	$82,192	$81,874
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
June 30, 2016

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
Note H— Stockholders' Equity
Stock Repurchase Program. As of June 30, 2016, the Company is authorized to repurchase, from time to time, up to 8.7 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the six months ended June 30, 2016 and 2015, are reflected in the following table (in thousands):

	Six Months Ended June 30,
	2016	2015
Common stock repurchased (in shares)	1,694	1,381
Common stock repurchased	$66,536	$79,251

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. The number and the cost of employee stock plan repurchases made during the six months ended June 30, 2016 and 2015, are reflected in the following table (in thousands):

	Six Months Ended June 30,
	2016	2015
Employee stock plan repurchased (in shares)	261	194
Employee stock plan repurchased	$10,465	$11,643
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Repurchase activity for the six months ended June 30, 2016 and 2015, is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.
Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2016

Note I—Net Income Per Share
The calculation of net income per share for the three and six months ended June 30, 2016 and 2015 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$91,616	$89,706	$175,032	$167,628
Basic:
Weighted average shares	128,586	132,499	128,933	132,786

Diluted:
Weighted average shares	128,586	132,499	128,933	132,786
Dilutive effect of potential common shares	743	1,054	800	1,132
Diluted weighted average shares	129,329	133,553	129,733	133,918

Net income per share:
Basic	$.71	$.68	$1.36	$1.26
Diluted	$.71	$.67	$1.35	$1.25

Potential common shares include the dilutive effect of stock options, unvested performance-based restricted stock, restricted stock which contains forfeitable rights to dividends, and stock units. The weighted average diluted common shares outstanding for the three and six months ended June 30, 2016 and 2015, excludes the effect of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total number of anti-dilutive potential common shares	654	247	441	127

Note J—Business Segments
The Company, which aggregates its operating segments based on the nature of services, has three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. The temporary and consultant staffing segment provides specialized staffing in the accounting and finance, administrative and office, information technology, legal, advertising, marketing and web design fields. The permanent placement staffing segment provides full-time personnel in the accounting, finance, administrative and office, and information technology fields. The risk consulting and internal audit services segment provides business and technology risk consulting and internal audit services.
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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2016

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net service revenues
Temporary and consultant staffing	$1,032,083	$979,602	$2,041,248	$1,923,120
Permanent placement staffing	113,439	110,583	219,728	208,996
Risk consulting and internal audit services	198,638	181,873	385,809	345,505
	$1,344,160	$1,272,058	$2,646,785	$2,477,621
Operating income
Temporary and consultant staffing	$107,133	$104,612	$205,016	$197,413
Permanent placement staffing	24,576	24,052	46,078	43,083
Risk consulting and internal audit services	17,788	20,483	32,301	36,753
	149,497	149,147	283,395	277,249
Amortization of intangible assets	314	—	602	—
Interest income, net	(231)	(88)	(412)	(160)
Income before income taxes	$149,414	$149,235	$283,205	$277,409
Note K—Subsequent Events
On August 2, 2016, the Company announced the following:

Quarterly dividend per share	$.22
Declaration date	August 2, 2016
Record date	August 25, 2016
Payment date	September 15, 2016

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
Executive Overview
Demand for the Company’s temporary and permanent staffing services and risk consulting and internal audit services is largely dependent upon general economic and labor trends both domestically and abroad. Correspondingly, financial results for the first half of 2016 were positively impacted by stable global economic conditions. During the first half of 2016, net service revenues grew to $2.65 billion, an increase of 7% from the prior year. Net income increased 4% to $175 million and diluted net income per share increased 8% to $1.35. All three of the Company's reportable segments experienced solid revenue growth, led by Protiviti which increased 12% for the first half of 2016 compared to the first half of 2015.
We believe that the Company is well positioned in the current macroeconomic environment. The United States economic backdrop during the first half of 2016 was stable for the Company as real gross domestic product (GDP) grew 0.8% and 1.2% for the first and second quarter, respectively, while the unemployment rate was relatively stable from 5.0% in December 2015 to 5.0% and 4.9% at the end of the first quarter and second quarter, respectively. In the United States, the number of job openings has exceeded the number of hires since February 2015, creating competition for skilled talent that increases the Company's value to clients.
Protiviti has successfully diversified its service offerings, built a loyal and growing client base, and is seeing steady demand in all of its major consulting solutions. Protiviti serves its clients in areas such as internal audit and financial advisory services, risk and compliance, and information technology consulting, among others.
We monitor various economic indicators and business trends in all of the countries in which we operate to anticipate demand for the Company’s services. We evaluate these trends to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The
Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends. As such, during the the first half of 2016, temporary and permanent staffing headcount was down slightly from year-end levels, while risk consulting and internal audit headcount increased during the first half of 2016.

We have limited visibility into future revenues not only due to the dependence on macroeconomic conditions noted
above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, we typically assess headcount and other investments on at least a quarterly basis. That said, based on current trends and conditions, we do expect modest headcount increases in our Accountemps, Robert Half Finance & Accounting and Robert Half Management Resources reporting units throughout the remainder of 2016.
Capital expenditures for the six months ended June 30, 2016 totaled $44 million, approximately 65% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s future growth opportunities. Major software initiatives include upgrades to enterprise resource planning applications and the continued implementation of a global customer relationship management application. Infrastructure and computer hardware initiatives for the first half of 2016 have focused on delivering mobile technology to the Company's professional staff, upgrading data networks, and enhancing video capabilities and telecommunication systems. Our investments in these and other technology initiatives are expected to continue throughout 2016. Additionally, rollout activities including training and support will be occurring during the second half of 2016 which will have an impact on selling, general and administrative expense as well as business operations. Capital expenditures also included amounts spent on tenant improvements and furniture and equipment in the Company's leased offices. The Company will have more lease expirations in 2016 than in 2015, so we expect higher capital expenditures related to tenant improvements. We currently expect that 2016 capital expenditures will range from $80 million to $90 million.
Critical Accounting Policies and Estimates
The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Other than updates to estimates used in the Company’s goodwill impairment assessment discussed below, there were no material changes to the Company's accounting policies or estimates for the six months ended June 30, 2016.
Goodwill Impairment. The Company assesses the impairment of goodwill annually in the second quarter, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Financial
Accounting Standards Board (“FASB”) authoritative guidance. The Company completed its annual goodwill impairment analysis as of June 30, 2016, and determined that no adjustment to the carrying value of goodwill was required.

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
The Company’s reporting units are Accountemps, Robert Half Finance & Accounting, OfficeTeam, Robert Half
Technology, Robert Half Management Resources and Protiviti, which had goodwill balances at June 30, 2016, of
$127.3 million, $26.3 million, $0.0 million, $7.0 million, $0.0 million and $49.5 million, respectively, totaling $210.1 million.
There were no changes to the Company’s reporting units or to the allocations of goodwill by reporting unit for the six months ended June 30, 2016.
The goodwill impairment assessment is based upon a discounted cash flow analysis. The estimate of future cash flows is based upon, among other things, a discount rate and certain assumptions about expected future operating performance. The discount rate for all reporting units was determined by management based on estimates of risk free interest rates, beta and market risk premiums. The discount rate used was compared to the rate published in various third party research reports, which indicated that the rate was within a range of reasonableness. The primary assumptions related to future operating performance include revenue growth rates and profitability levels. In addition, the impairment assessment requires that management make certain judgments in allocating shared assets and liabilities to the balance sheets of the reporting units. Solely for purposes of establishing inputs for the fair value calculations described above related to its annual goodwill impairment testing, the
Company made the following assumptions. The Company assumed that year-to-date trends through the date of the most recent assessment would continue for all reporting units through 2016, using unique assumptions for each reporting unit. In addition, the Company applied profitability assumptions consistent with each reporting unit’s historical trends at various revenue levels and, for years 2018 and beyond, used a 5% growth factor. This rate is comparable to the Company’s most recent ten-year annual compound revenue growth rate. The model used to calculate fair value extends a total of 10 years with a terminal value calculation at the end of the 10 year period. In its most recent calculation, the Company used a 9.8% discount rate, which is slightly lower than the 10.0% discount rate used for the Company’s test during the second quarter of 2015. This decrease in discount rate is attributable to decreases in the risk free rate and the equity market risk premium, offset by a slight increase in beta.
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
The Company’s temporary and permanent placement staffing services business has 328 offices in 42 states, the District of Columbia and 17 foreign countries, while Protiviti has 56 offices in 23 states and 11 foreign countries.
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

Three Months Ended June 30, 2016 and 2015
Revenues. The Company’s revenues were $1.34 billion for the three months ended June 30, 2016, compared to $1.27 billion for the three months ended June 30, 2015. Revenues from foreign operations represented 20% of total revenues for the three months ended June 30, 2016, consistent with 20% of total revenues for the three months ended June 30, 2015. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. For the three months ended June 30, 2016, revenues for each of the Company’s reportable segments were up compared to the same period in 2015. Revenue growth was strongest internationally with demand also improving domestically. Risk consulting and internal audit services continued to post strong growth rates. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing revenues were $1.03 billion for the three months ended June 30, 2016, increasing by 5.4% compared to revenues of $980 million for the three months ended June 30, 2015. Key drivers of temporary and consultant staffing services revenues include average hourly bill rates and the number of hours worked by the Company’s temporary employees on client engagements. On a same-day, constant-currency basis, temporary and consultant staffing revenues increased 4.5% for the second quarter of 2016 compared to the second quarter of 2015, due primarily to a 4.8% increase in average bill rates and inclusive of an increase in the number of hours worked by the Company's temporary employees. In the U.S., revenues in the second quarter of 2016 increased 4.6%, or 3.5% on a same-day basis, compared to the second quarter of 2015. For the Company’s international operations, 2016 second quarter revenues increased 8.6%, or 8.9% on a same-day, constant-currency basis, compared to the second quarter of 2015.
Permanent placement staffing revenues were $113 million for the three months ended June 30, 2016, increasing by 2.6% compared to revenues of $111 million for the three months ended June 30, 2015. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. On a same-day, constant-currency basis, permanent placement revenues increased 2.1% for the second quarter of 2016 compared to the second quarter of 2015, driven by an increase in average fees earned per placement. In the U.S., revenues for the second quarter of 2016 increased 3.8%, or 2.7% on a same-day basis, compared to the second quarter of 2015. For the Company’s international operations, revenues for the second quarter of 2016 decreased 0.3%, but on a same-day, constant-currency basis, increased 0.8%, compared to the second quarter of 2015. Historically, demand for permanent placement staffing is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue.
Risk consulting and internal audit services revenues were $199 million for the three months ended June 30, 2016, increasing by 9.2% compared to revenues of $182 million for the three months ended June 30, 2015. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On a same-day, constant-currency basis, risk consulting and internal audit services revenues increased 8.3% for the second quarter of 2016 compared to the second quarter of 2015, due primarily to an increase in billable hours worked. In the U.S., revenues in the second quarter of 2016 increased 7.6%, or 6.5% on a same-day basis, compared to the second quarter of 2015. Contributing to the U.S. increase was continued growth in services related to internal audit and information technology consulting. The Company’s risk consulting and internal audit services revenues from international operations increased 17.3%, and on a same-day, constant-currency basis increased 17.5%, compared to the second quarter of 2015.

A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended June 30, 2016, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	5.4%	4.6%	8.6%
Billing Days Impact	-1.2%	-1.1%	-1.2%
Currency Impact	0.3%	—	1.5%
Same Billing Days and Constant Currency	4.5%	3.5%	8.9%
Permanent placement staffing
As Reported	2.6%	3.8%	-0.3%
Billing Days Impact	-1.2%	-1.1%	-1.1%
Currency Impact	0.7%	—	2.2%
Same Billing Days and Constant Currency	2.1%	2.7%	0.8%
Risk consulting and internal audit services
As Reported	9.2%	7.6%	17.3%
Billing Days Impact	-1.1%	-1.1%	-1.3%
Currency Impact	0.2%	—	1.5%
Same Billing Days and Constant Currency	8.3%	6.5%	17.5%
Gross Margin. The Company’s gross margin dollars were $557 million for the three months ended June 30, 2016, increasing by 5.0% compared to $531 million for the three months ended June 30, 2015. In the second quarter of 2016, gross margin dollars increased for all three of the Company’s reportable segments compared to the second quarter of 2015. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars from the Company’s temporary and consultant staffing represent revenues less direct costs of services, which consist of payroll, payroll taxes and benefit costs for temporary employees, and reimbursable expenses. The key drivers of gross margin are: i) pay/bill spreads, which represent the differential between wages paid to temporary employees and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company's client. Gross margin dollars for the Company’s temporary and consultant staffing division were $388 million for the three months ended June 30, 2016, up 6.1% compared to $366 million for the three months ended June 30, 2015. As a percentage of revenues, gross margin for temporary and consultant staffing was 37.6% in the second quarter of 2016, up slightly from 37.3% in the second quarter of 2015. This year-over-year improvement in gross margin percentage is primarily attributable to higher pay-bill spreads.
Gross margin dollars from permanent placement staffing represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $113 million for the three months ended June 30, 2016, compared to $111 million for the three months ended June 30, 2015. Because reimbursable expenses for permanent placement staffing are de minimis, gross margin dollars are substantially explained by revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $56 million for the three months ended June 30, 2016, up 2.7% compared to $54 million for the three months ended June 30, 2015. As a percentage of revenues, gross margin for risk consulting and internal audit services in the second quarter of 2016 was 28.1%, down from 29.9% in the second quarter of 2015. The decline in the second quarter of 2016 gross margin compared to the second quarter of 2015 was primarily due to the mix impact of lower financial services and regulatory compliance revenue, which typically have higher margins, and lower staff utilization rates.
Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The Company’s selling, general and administrative expenses were $407 million for the three months ended June 30, 2016, up 6.9% from $381 million for the three months ended June 30, 2015. As a percentage of revenues, the Company’s selling, general and administrative expenses were 30.3% for the second quarter of 2016, up from 30.0% for the second quarter of 2015. In the second quarter of 2016, selling, general and administrative expenses increased for all three of the Company's reportable segments compared to the second quarter of 2015. As percentage of revenue, selling, general and administrative expenses for the Company's permanent placement staffing division remained consistent in the second quarter of 2016 compared to the second quarter of 2015, however for the temporary and consulting staffing and risk consulting and internal audit services divisions, selling, general and administrative expenses increased as percentage of revenue. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $281 million for the three months ended June 30, 2016, up 7.5% from $261 million for the three months ended June 30, 2015. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing were 27.2% in the second quarter of 2016, up from 26.7% in the second quarter of 2015 due primarily to an increase in administrative compensation and benefits, including employee medical costs.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $88 million for the three months ended June 30, 2016, increasing by 2.7% compared to $86 million for the three months ended June 30, 2015. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing were 78.1% in the second quarter of 2016, flat with the second quarter of 2015.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $38 million for the three months ended June 30, 2016, increasing by 12.4% compared to $34 million for the three months ended June 30, 2015. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 19.1% in the second quarter of 2016, up from 18.6% in the second quarter of 2015. For the second quarter of 2016 compared to the second quarter of 2015, the increase in selling, general and administrative expenses as a percentage of revenue is primarily due to an increase in administrative compensation.
Operating Income. The Company’s total operating income was $149 million, or 11.1% of revenues, for the three months ended June 30, 2016, flat with $149 million, or 11.7% of revenues, for the three months ended June 30, 2015. For the Company’s temporary and consultant staffing division, operating income was $107 million, or 10.4% of applicable revenues, up from $105 million, or 10.7% of applicable revenues, in the second quarter of 2015. For the Company’s permanent placement staffing division, operating income was $24 million, or 21.7% of applicable revenues, flat with an operating income of $24 million, or 21.8% of applicable revenues, in the second quarter of 2015. For the Company’s risk consulting and internal audit services division, operating income was $18 million, or 9.0% of applicable revenues, down from an operating income of $20 million, or 11.3% of applicable revenues, in the second quarter of 2015.
Provision for income taxes. The provision for income taxes was 38.7% and 39.9% for the three months ended June 30, 2016 and 2015, respectively. The lower tax rate is primarily due to additional credits and foreign restructuring that impacted the provision positively compared to the same period in 2015.

Six Months Ended June 30, 2016 and 2015
Revenues. The Company’s revenues were $2.65 billion for the six months ended June 30, 2016, compared to $2.48 billion for the six months ended June 30, 2015. Revenues from foreign operations represented 19% of total revenues for the six months ended June 30, 2016, compared to 20% for the six months ended June 30, 2015. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. In the first half of 2016, revenues for each of the Company’s reportable segments were up compared to the first half of 2015. Revenue growth was strongest domestically with demand also improving in several other countries, most notably within Europe. Risk consulting and internal audit services continued to post strong growth rates. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing revenues were $2.04 billion for the six months ended June 30, 2016, increasing by 6.1% compared to revenues of $1.92 billion for the six months ended June 30, 2015. Key drivers of temporary and consultant staffing services revenues include average hourly bill rates and the number of hours worked by the Company’s temporary employees on client engagements. On a same-day, constant-currency basis, temporary and consultant staffing revenues increased 5.6% for the first half of 2016 compared to the first half of 2015, due primarily to a 4.7% increase in average bill rates and inclusive of an increase in the number of hours worked by the Company's temporary employees. In the U.S., revenues in the first half of 2016 increased 6.5%, or 5.3% on a same-day basis, compared to the first half of 2015. For the Company’s international operations, revenues in the first half of 2016 increased 4.5%, or 6.7% on a same-day, constant-currency basis, compared to the first half of 2015.
Permanent placement staffing revenues were $220 million for the six months ended June 30, 2016, increasing by 5.1% compared to revenues of $209 million for the six months ended June 30, 2015. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. On a same-day, constant-currency basis, permanent placement revenues increased 5.2% for the the first half of 2016 compared to the first half of 2015, driven by an increase in the number of placements and average fee per placement. In the U.S., revenues for the first half of 2016 increased 8.0%, or 6.8% on a same-day basis, compared to the first half of 2015. For the Company’s international operations, revenues in the first half of 2016 decreased 1.5%, but on a same-day, constant-currency basis, increased 1.4%, compared to the first half of 2015. Historically, demand for permanent placement staffing is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing services and this is expected to continue.
Risk consulting and internal audit services revenues were $386 million for the six months ended June 30, 2016, increasing by 11.7% compared to revenues of $346 million for the six months ended June 30, 2015. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On a same-day, constant-currency basis, risk consulting and internal audit services revenues increased 10.9% for the first half of 2016 compared to the first half of 2015, due primarily to an increase in billable hours worked. In the U.S., revenues in the first half of 2016 increased 11.7%, or 10.5% on a same-day basis, compared to the first half of 2015. Contributing to the U.S. increase was continued growth in services related to internal audit and financial advisory, and information technology consulting. The Company’s risk consulting and internal audit services revenues in the first half of 2016 from international operations increased 11.5%, and on a same-day, constant-currency basis increased 12.9%, compared to the first half of 2015.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the six months ended June 30, 2016, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	6.1%	6.5%	4.5%
Billing Days Impact	-1.1%	-1.2%	-1.1%
Currency Impact	0.6%	—	3.3%
Same Billing Days and Constant Currency	5.6%	5.3%	6.7%
Permanent placement staffing
As Reported	5.1%	8.0%	-1.5%
Billing Days Impact	-1.1%	-1.2%	-1.1%
Currency Impact	1.2%	—	4.0%
Same Billing Days and Constant Currency	5.2%	6.8%	1.4%
Risk consulting and internal audit services
As Reported	11.7%	11.7%	11.5%
Billing Days Impact	-1.2%	-1.2%	-1.2%
Currency Impact	0.4%	—	2.6%
Same Billing Days and Constant Currency	10.9%	10.5%	12.9%
Gross Margin. The Company’s gross margin dollars were $1.09 billion for the six months ended June 30, 2016, increasing by 6.3% compared to $1.02 billion for the six months ended June 30, 2015. In the first half of 2016, gross margin dollars increased for all three of the Company’s reportable segments compared to the first half of 2015. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars from the Company’s temporary and consultant staffing represent revenues less direct costs of services, which consist of payroll, payroll taxes and benefit costs for temporary employees, and reimbursable expenses. The key drivers of gross margin are: i) pay/bill spreads, which represent the differential between wages paid to temporary employees and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company's client. Gross margin dollars for the Company’s temporary and consultant staffing division were $763 million for the six months ended June 30, 2016, up 6.7% compared to $715 million for the six months ended June 30, 2015. As a percentage of revenues, gross margin for temporary and consultant staffing was 37.4% in the first half of 2016, up slightly from 37.2% in the first half of 2015. This year-over-year improvement in gross margin percentage is primarily attributable to higher pay-bill spreads.
Gross margin dollars from permanent placement staffing represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $219 million for the six months ended June 30, 2016, compared to $209 million for the six months ended June 30, 2015. Because reimbursable expenses for permanent placement staffing are de minimis, gross margin dollars are substantially explained by revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $107 million for the six months ended June 30, 2016, up 5.6% compared to $101 million for the six months ended June 30, 2015. As a percentage of revenues, gross margin for risk consulting and internal audit services in the first half of 2016 was 27.7%, down from 29.4% in the first half of 2015. The decline in the first half of 2016 compared to the first half of 2015 was due to an increase in pay rates for professional staff, an increase in investment in hiring and slightly lower staff utilization.
Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The Company’s selling, general and administrative expenses were $806 million for the six months ended June 30, 2016, up 7.8% from $747 million for the six months ended June 30, 2015. As a percentage of revenues, the Company’s selling, general and administrative expenses were 30.4% for the first half of 2016, up from 30.2% for the first half of 2015. In the first half of 2016, selling, general and administrative expenses increased for all three of the Company's reportable segments compared to the the first half of 2015. As percentage of revenue, selling, general and administrative expenses for the Company's permanent placement staffing division decreased in the first half of 2016 compared to the first half of 2015, however for the temporary and consulting staffing and risk consulting and internal audit services divisions, selling, general and administrative expenses increased as percentage of revenue. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $558 million for the six months ended June 30, 2016, up 7.8% from $517 million for the six months ended June 30, 2015. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing were 27.3% in the first half of 2016, up slightly from 26.9% in the first half of 2015 due primarily to an increase in administrative compensation and benefits, including employee medical costs.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $173 million for the six months ended June 30, 2016, increasing by 4.7% compared to $165 million for the six months ended June 30, 2015. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing were 78.9% in the first half of 2016, down from 79.2% in the first half of 2015. For the first half of 2016 compared to the first half of 2015, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to a decrease in field staffing compensation as a percentage of revenue, partially offset by an increase in administrative compensation and benefits, including employee medical costs.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $75 million for the six months ended June 30, 2016, increasing by 15.6% compared to $65 million for the six months ended June 30, 2015. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 19.4% in the first half of 2016, up from 18.7% in the first half of 2015. For the first half of 2016 compared to the first half of 2015, the increase in selling, general and administrative expenses as a percentage of revenue is primarily due to increases in administrative compensation, fixed overhead and advertising.
Operating Income. The Company’s total operating income was $283 million, or 10.7% of revenues, for the six months ended June 30, 2016, increasing by 2.2% from $277 million, or 11.2% of revenues, for the six months ended June 30, 2015. For the Company’s temporary and consultant staffing division, operating income was $205 million, or 10.0% of applicable revenues, up from $197 million, or 10.3% of applicable revenues, in the first half of 2015. For the Company’s permanent placement staffing division, operating income was $46 million, or 21.0% of applicable revenues, up from an operating income of $43 million, or 20.6% of applicable revenues, in the first half of 2015. For the Company’s risk consulting and internal audit services division, operating income was $32 million, or 8.4% of applicable revenues, down from an operating income of $37 million, or 10.6% of applicable revenues, in the first half of 2015.
Provision for income taxes. The provision for income taxes was 38.2% and 39.6% for the six months ended June 30, 2016 and 2015, respectively. The lower tax rate is primarily due to additional credits and foreign restructuring that impacted the provision positively compared to the same period in 2015.

Liquidity and Capital Resources
The change in the Company’s liquidity during the six months ended June 30, 2016 and 2015 is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and payment of dividends.
Cash and cash equivalents were $239 million and $313 million at June 30, 2016 and 2015, respectively. Operating activities provided $207 million during the six months ended June 30, 2016, which was offset by $56 million and $139 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $226 million during the six months ended June 30, 2015, which was partially offset by $43 million and $152 million of net cash used in investing activities and financing activities, respectively.
Operating activities—Net cash provided by operating activities for the six months ended June 30, 2016, was composed of net income of $175 million, adjusted upward for non-cash items of $54 million and offset by net cash used in changes in working capital of $22 million. Net cash provided by operating activities for the six months ended June 30, 2015, was comprised of net income of $168 million, adjusted upward for non-cash items of $44 million, and offset by changes in working capital of $14 million.
Investing activities—Net cash used in investing activities for the six months ended June 30, 2016, was $56 million. This was composed of capital expenditures of $44 million, deposits to trusts for employee deferred compensation plans of $11 million and payment for an acquisition, net of cash acquired, of $1 million. Net cash used in investing activities for the six months ended June 30, 2015, was $43 million. This was comprised of capital expenditures of $30 million and deposits to trusts for employee benefits and retirement plans of $13 million.
Financing activities—Net cash used in financing activities for the six months ended June 30, 2016, was $139 million. This included repurchases of $82 million in common stock, $58 million in cash dividends to stockholders, offset by excess tax benefits from stock-based compensation of $1 million . Net cash used in financing activities for the six months ended June 30, 2015, was $152 million. This included repurchases of $104 million in common stock and $54 million in cash dividends to stockholders, offset by $5 million in excess tax benefits from stock-based compensation and proceeds of $1 million from exercises of stock options.
As of June 30, 2016, the Company is authorized to repurchase, from time to time, up to 8.7 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the six months ended June 30, 2016 and 2015, the Company repurchased 1.7 million shares and 1.4 million shares of common stock on the open market for a total cost of $67 million and $79 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the six months ended June 30, 2016 and 2015, such repurchases totaled 0.3 million shares, at a cost of $10 million, and 0.2 million shares, at a cost of $12 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital at June 30, 2016, included $239 million in cash and cash equivalents. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
On August 2, 2016, the Company announced a quarterly dividend of $.22 per share to be paid to all shareholders of record as of August 25, 2016. The dividend will be paid on September 15, 2016.

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
For the six months ended June 30, 2016, approximately 19% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, and Australian dollar, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.
During the first six months of 2016, the U.S. dollar fluctuated, but generally strengthened, against the primary currencies in which the Company conducts business, compared to one year ago. Currency exchange rates had the effect of decreasing reported net service revenues by $16 million, or 1%, in the first half of 2016 compared to the same period one year ago. The general strengthening of the U.S. dollar also affected the reported level of expenses incurred in our foreign operations. Because substantially all our foreign operations generated revenues and incurred expenses within the same country and currency, the favorable effect of lower reported operating expenses largely offset the decline in reported revenues. Reported net income was $0.3 million, or 0.2%, lower in the first half of 2016 compared to the same period one year ago due to the effect of currency exchange rates.
For the one month ended July 31, 2016, the U.S. dollar has slightly strengthened against the British Pound and Canadian Dollar but slightly weakened against the Australian Dollar and Euro.  If currency exchange rates were to remain at July 2016 levels throughout the remainder of 2016, the exchange rate impact on the Company’s 2016 full-year reported revenues and operating expenses would be nearly flat compared to full year 2015 results. Thus, the impact to reported net income, should current trends continue, would be immaterial.
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
ITEM 1A. Risk Factors
The following risk factor is added:
The affirmative vote in the United Kingdom to withdraw from the European Union could adversely affect the Company’s business. On June 23, 2016, a majority of British voters voted in favor of the United Kingdom’s withdrawal from the European Union (“Brexit”). The effects of Brexit will depend on negotiations to determine the terms of the withdrawal as well as the United Kingdom’s relationship with the European Union going forward, including the terms of trade and access to markets between the United Kingdom and the European Union. Brexit could adversely affect European or worldwide economic, market, regulatory, or political conditions and could contribute to instability in global financial markets, regulatory agencies and political institutions. The uncertainty and potential consequences that may follow Brexit could significantly harm the Company’s business and results of operations.
There have not been any material changes with regard to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (c)
April 1, 2016 to April 30, 2016	100,000		$38.27	100,000	9,630,520
May 1, 2016 to May 31, 2016	460,126	(a)	$38.74	258,901	9,371,619
June 1, 2016 to June 30, 2016	653,795	(b)	$36.68	653,196	8,718,423
Total April 1, 2016 to June 30, 2016	1,213,921			1,012,097

(a)	Includes 201,225 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(b)	Includes 599 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(c)
Commencing in October 1997, the Company's Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company's common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 108,000,000 shares have been authorized for repurchase of which 99,281,577 shares have been repurchased as of June 30, 2016.

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosure
Not applicable.
ITEM 5. Other Information
On August 2, 2016, the Board of Directors amended the Company’s By-Laws to update the notice and related procedural and disclosure requirements by which a stockholder may nominate a director for election to the Board or propose business at an annual meeting of stockholders. The amendments require any notice provided pursuant to Article II, Section 9(a)(2) to disclose additional information regarding each person proposed for nomination for election as a director, the stockholder giving the notice, and the beneficial owner, if any, on whose behalf the nomination or proposal is made.
The foregoing description is qualified in its entirety by reference to the Amended and Restated By-Laws that are attached hereto as Exhibit 3.2 and incorporated herein by reference.
ITEM 6. Exhibits

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

3.2	Amended and Restated By-Laws.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.1	Part I, Item 1 of this Form 10-Q formatted in XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: August 4, 2016