Form 10-Q
period 2016-09-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2016-11-03
CIK 315213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 FORM 10-Q
______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2016:
128,886,332 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share amounts)

September 30, 2016	December 31, 2015

ASSETS
Cash and cash equivalents	$292,451	$224,577
Accounts receivable, less allowances of $32,078 and $35,087	742,824	704,640
Current deferred income taxes	156,434	145,684
Other current assets	301,864	268,780
Total current assets	1,493,573	1,343,681
Goodwill	209,947	208,579
Other intangible assets, net	3,981	4,508
Property and equipment, net	161,215	142,906
Other assets	3,265	3,286
Total assets	$1,871,981	$1,702,960
LIABILITIES
Accounts payable and accrued expenses	$156,301	$148,108
Accrued payroll and benefit costs	561,198	504,782
Income taxes payable	12,014	2,506
Current portion of notes payable and other indebtedness	163	153
Total current liabilities	729,676	655,549
Notes payable and other indebtedness, less current portion	883	1,007
Other liabilities	46,492	42,623
Total liabilities	777,051	699,179
Commitments and Contingencies (Note F)
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 128,886,333 shares and 131,156,043 shares	129	131
Capital surplus	1,011,707	979,477
Accumulated other comprehensive loss	(7,239)	(10,294)
Retained earnings	90,333	34,467
Total stockholders’ equity	1,094,930	1,003,781
Total liabilities and stockholders’ equity	$1,871,981	$1,702,960

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net service revenues	$1,338,541	$1,312,718	$3,985,326	$3,790,339
Direct costs of services, consisting of payroll, payroll taxes, benefit costs and reimbursable expenses	786,032	762,917	2,343,852	2,215,949
Gross margin	552,509	549,801	1,641,474	1,574,390
Selling, general and administrative expenses	406,142	390,735	1,211,712	1,138,075
Amortization of intangible assets	326	—	928	—
Interest income, net	(283)	(240)	(695)	(400)
Income before income taxes	146,324	159,306	429,529	436,715
Provision for income taxes	55,755	62,581	163,928	172,362
Net income	$90,569	$96,725	$265,601	$264,353

Net income per share:
Basic	$.71	$.74	$2.07	$2.00
Diluted	$.71	$.73	$2.06	$1.98

Shares:
Basic	127,615	131,285	128,491	132,280
Diluted	128,191	132,488	129,216	133,436
Cash dividends declared per share	$.22	$.20	$.66	$.60

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
COMPREHENSIVE INCOME:
Net income	$90,569	$96,725	$265,601	$264,353
Foreign currency translation adjustments, net of tax	(738)	(7,378)	3,055	(20,957)
Total comprehensive income	$89,831	$89,347	$268,656	$243,396

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2016	2015
COMMON STOCK—SHARES:
Balance at beginning of period	131,156	135,134
Net issuances of restricted stock	924	591
Repurchases of common stock	(3,201)	(3,127)
Exercises of stock options	7	54
Balance at end of period	128,886	132,652
COMMON STOCK—PAR VALUE:
Balance at beginning of period	$131	$135
Net issuances of restricted stock	1	1
Repurchases of common stock	(3)	(3)
Balance at end of period	$129	$133
CAPITAL SURPLUS:
Balance at beginning of period	$979,477	$928,157
Net issuances of restricted stock at par value	(1)	(1)
Stock-based compensation expense	32,803	30,540
Exercises of stock options—excess over par value	223	1,511
Tax impact of equity incentive plans	(795)	4,634
Balance at end of period	$1,011,707	$964,841
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:
Balance at beginning of period	$(10,294)	$14,730
Foreign currency translation adjustments, net of tax	3,055	(20,957)
Balance at end of period	$(7,239)	$(6,227)
RETAINED EARNINGS:
Balance at beginning of period	$34,467	$36,836
Net income	265,601	264,353
Repurchases of common stock—excess over par value	(123,607)	(172,736)
Cash dividends ($.66 per share and $.60 per share)	(86,128)	(80,724)
Balance at end of period	$90,333	$47,729

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$265,601	$264,353
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	928	—
Depreciation expense	46,771	39,487
Stock-based compensation expense—restricted stock and stock units	32,803	30,540
Excess tax benefits from stock-based compensation	(812)	(4,645)
Deferred income taxes	(8,537)	(6,912)
Provision for doubtful accounts	3,323	7,096
Changes in assets and liabilities:
Increase in accounts receivable	(39,723)	(96,505)
Increase in accounts payable, accrued expenses, accrued payroll and benefit costs	58,801	63,149
Increase in income taxes payable	12,498	34,854
Change in other assets, net of change in other liabilities	(11,233)	(11,176)
Net cash flows provided by operating activities	360,420	320,241
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(1,900)	—
Capital expenditures	(63,280)	(48,276)
Payments to trusts for employee deferred compensation plans	(17,835)	(19,578)
Net cash flows used in investing activities	(83,015)	(67,854)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(126,326)	(201,209)
Cash dividends paid	(85,962)	(80,169)
Payments for notes payable and other indebtedness	(114)	(104)
Excess tax benefits from stock-based compensation	812	4,645
Proceeds from exercises of stock options	223	1,511
Net cash flows used in financing activities	(211,367)	(275,326)
Effect of exchange rate changes on cash and cash equivalents	1,836	(12,362)
Net increase (decrease) in cash and cash equivalents	67,874	(35,301)
Cash and cash equivalents at beginning of period	224,577	287,119
Cash and cash equivalents at end of period	$292,451	$251,818

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Stock repurchases awaiting settlement	$9,219	$1,682

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016

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
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of September 30, 2016, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, and income and other taxes. Management estimates are also utilized in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions.
Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs for the three and nine months ended September 30, 2016 and 2015, are reflected in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Advertising costs	$12,572	$11,618	$35,916	$33,728

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
September 30, 2016

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
Revenue from Contracts with Customers. In May 2014, the FASB issued authoritative guidance that provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The new guidance requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The amended guidance also requires additional quantitative and qualitative disclosures. In March 2016, amended guidance was issued to clarify implementation guidance on principal versus agent consideration. In April 2016 an amendment provided clarifications on determining whether a promised license provides a customer with a right to use or a right to access an entity’s intellectual property. In May 2016 an amendment provided narrow scope improvements and practical expedients to reduce the potential diversity, cost and complexity of applying new revenue standard. These amendments, as well as the original guidance, are all effective for annual and interim periods beginning after December 15, 2017. The new standard will be effective for the Company beginning January 1, 2018 and the Company intends to implement the standard with the modified retrospective approach, which recognizes the cumulative effect of application recognized on that date. The Company is in the process of evaluating the impact of adoption of this guidance on its financial statements.
Balance Sheet Classification of Deferred Taxes. In November 2015, the FASB issued authoritative guidance which changes how deferred taxes are classified on a company's balance sheet. The new guidance eliminates the current requirement for companies to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as noncurrent. The new guidance is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. Except for balance sheet classification requirements related to deferred tax assets and liabilities, the Company does not expect this guidance to have an effect on its financial statements. The Company expects to adopt this guidance in its fourth quarter of 2016.
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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2016

Stock Compensation. In March 2016, the FASB issued authoritative guidance which changes financial reporting as it relates to Employee Share-Based Payment Accounting. Under the new guidance, several aspects of the accounting for share-based payment award transactions will be simplified, including: i) income tax consequences; ii) classification of awards as either equity or liabilities; and iii) classification on the statement of cash flows. The new guidance is effective for annual and interim periods beginning after December 15, 2016. Early application is permitted for any organization in any interim or annual period. The Company believes the most significant impacts of the new guidance will be: i) the added volatility to the Company’s effective tax rate from the change in accounting for income taxes and ii) on its classification of excess tax benefits on the Consolidated Statements of Cash Flows. The impact of this guidance on future periods is dependent on the Company's stock price at the time the awards vest and the number of awards that vest.
Classification of Certain Cash Receipts and Cash Payments in Statement of Cash Flows. In August 2016, the FASB issued authoritative guidance designed to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows, including: i) contingent consideration payments made after a business combination; ii) proceeds from the settlement of insurance claims; and iii) proceeds from the settlement of corporate-owned life insurance policies. The new guidance is effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The Company believes the adoption of this guidance will not have a material impact on its financial statements.
Note C—Other Current Assets
Other current assets consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Deposits in trusts for employee deferred compensation plans	$228,450	$198,256
Other	73,414	70,524
Other current assets	$301,864	$268,780
Note D—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Computer hardware	$172,502	$162,346
Computer software	368,662	339,634
Furniture and equipment	100,219	96,536
Leasehold improvements	131,306	118,491
Other	10,188	9,560
Property and equipment, cost	782,877	726,567
Accumulated depreciation	(621,662)	(583,661)
Property and equipment, net	$161,215	$142,906

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2016

Note E—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Payroll and benefits	$276,904	$240,793
Employee deferred compensation plans	237,628	212,220
Workers’ compensation	27,213	25,834
Payroll taxes	19,453	25,935
Accrued payroll and benefit costs	$561,198	$504,782
Included in employee deferred compensation plans is the following (in thousands):

	September 30, 2016	December 31, 2015
Deferred compensation plan and other benefits related to the Company’s Chief Executive Officer	$82,923	$81,874
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
September 30, 2016

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
Note G— Stockholders' Equity
Stock Repurchase Program. As of September 30, 2016, the Company is authorized to repurchase, from time to time, up to 7.5 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the nine months ended September 30, 2016 and 2015, are reflected in the following table (in thousands):

	Nine Months Ended September 30,
	2016	2015
Common stock repurchased (in shares)	2,933	2,932
Common stock repurchased	$112,896	$161,073

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. The number and the cost of repurchases related to employee stock plans made during the nine months ended September 30, 2016 and 2015, are reflected in the following table (in thousands):

	Nine Months Ended September 30,
	2016	2015
Repurchases related to employee stock plans (in shares)	268	195
Repurchases related to employee stock plans	$10,714	$11,666
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Repurchase activity for the nine months ended September 30, 2016 and 2015, is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.
Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2016

Note H—Net Income Per Share
The calculation of net income per share for the three and nine months ended September 30, 2016 and 2015 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$90,569	$96,725	$265,601	$264,353
Basic:
Weighted average shares	127,615	131,285	128,491	132,280

Diluted:
Weighted average shares	127,615	131,285	128,491	132,280
Dilutive effect of potential common shares	576	1,203	725	1,156
Diluted weighted average shares	128,191	132,488	129,216	133,436

Net income per share:
Basic	$.71	$.74	$2.07	$2.00
Diluted	$.71	$.73	$2.06	$1.98

Potential common shares include the dilutive effect of stock options, unvested performance-based restricted stock, restricted stock which contains forfeitable rights to dividends, and stock units. The weighted average diluted common shares outstanding for the three and nine months ended September 30, 2016 and 2015, excludes the effect of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total number of anti-dilutive potential common shares	310	247	169	168
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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2016

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net service revenues
Temporary and consultant staffing	$1,016,248	$999,822	$3,057,496	$2,922,942
Permanent placement staffing	105,117	110,748	324,845	319,744
Risk consulting and internal audit services	217,176	202,148	602,985	547,653
	$1,338,541	$1,312,718	$3,985,326	$3,790,339
Operating income
Temporary and consultant staffing	$97,786	$102,991	$302,802	$300,404
Permanent placement staffing	20,286	24,377	66,364	67,460
Risk consulting and internal audit services	28,295	31,698	60,596	68,451
	146,367	159,066	429,762	436,315
Amortization of intangible assets	326	—	928	—
Interest income, net	(283)	(240)	(695)	(400)
Income before income taxes	$146,324	$159,306	$429,529	$436,715
Note J—Subsequent Events
On November 1, 2016, the Company announced the following:

Quarterly dividend per share	$.22
Declaration date	November 1, 2016
Record date	November 25, 2016
Payment date	December 15, 2016

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
Executive Overview
Demand for the Company’s temporary and permanent staffing services and risk consulting and internal audit services is largely dependent upon general economic and labor trends both domestically and abroad. Correspondingly, financial results for the first three quarters of 2016 were positively impacted by stable global economic conditions. During the first three quarters of 2016, net service revenues grew to $3.99 billion, an increase of 5% from the prior year. Net income increased slightly to $266 million and diluted net income per share increased 4% to $2.06. All three of the Company's reportable segments experienced revenue growth, led by Protiviti which increased 10% for the first three quarters of 2016 compared to the first three quarters of 2015.

During the third quarter of 2016, the Company successfully implemented a new front-office Customer Relationship Management ("CRM") system for all temporary and permanent staffing branches in the United States as well as a new project management system for its risk consulting and internal audit services segment. The conversions went smoothly, and the Company estimates that the related disruption and out-of-pocket costs had an adverse impact to its revenue and net income per share for the quarter of $9 million and $0.05, respectively.
We believe that the Company is well positioned in the current macroeconomic environment. The United States economic backdrop during the first three quarters of 2016 was stable for the Company as real gross domestic product (GDP) grew 0.8%, 1.4% and 2.9% for the first, second and third quarter, respectively, while the unemployment rate was relatively stable from 5.0% in December 2015 to 5.0%, 4.9% and 5.0% at the end of the first, second, and third quarters, respectively. In the United States, the number of job openings has exceeded the number of hires since February 2015, creating competition for skilled talent that increases the Company's value to clients.
Protiviti has successfully diversified its service offerings, built a loyal and growing client base, and is seeing steady demand in all of its major consulting solutions. Protiviti serves its clients in areas such as internal audit and financial advisory services, risk and compliance, and information technology consulting, among others.

We monitor various economic indicators and business trends in all of the countries in which we operate to anticipate demand for the Company’s services. We evaluate these trends to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends. As such, during the first three quarters of 2016, temporary and permanent staffing headcount was relatively consistent with prior year-end levels, while risk consulting and internal audit headcount increased during the first three quarters of 2016.
We have limited visibility into future revenues not only due to the dependence on macroeconomic conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, we typically assess headcount and other investments on at least a quarterly basis. That said, based on current trends and conditions, we expect headcount levels for our full-time staff to remain relatively flat for each of our reporting segments throughout the remainder of 2016.
Capital expenditures for the nine months ended September 30, 2016 totaled $63 million, approximately 62% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s future growth opportunities. Major software initiatives include upgrades to enterprise resource planning and project management applications and the continued implementation of a global CRM application. Infrastructure and computer hardware initiatives for the first three quarters of 2016 have focused on delivering mobile technology to the Company's professional staff, upgrading data networks, and enhancing video capabilities and telecommunication systems. Our investments in these and other technology initiatives are expected to continue throughout the remainder of 2016. Capital expenditures also included amounts spent on tenant improvements and furniture and equipment in the Company's leased offices. The Company has more lease expirations in 2016 than in 2015, so we expect higher capital expenditures related to tenant improvements. We currently expect that 2016 capital expenditures will range from $80 million to $90 million.
Critical Accounting Policies and Estimates
The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Other than updates to estimates used in the Company’s goodwill impairment assessment discussed below, there were no material changes to the Company's accounting policies or estimates for the nine months ended September 30, 2016.
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
The Company follows FASB authoritative guidance utilizing a two-step approach for determining goodwill impairment. In the first step the Company determines the fair value of each reporting unit utilizing a present value technique derived from a discounted cash flow methodology. For purposes of this assessment the Company’s reporting units are its lines of business. The fair value of the reporting unit is then compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. The second step under the FASB guidance is contingent upon the results of the first step. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second, more detailed, impairment assessment. The second step involves allocating the reporting unit’s fair value to its net assets in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge, if any, as of the assessment date.
The Company’s reporting units are Accountemps, Robert Half Finance & Accounting, OfficeTeam, Robert Half Technology, Robert Half Management Resources and Protiviti, which had goodwill balances at September 30, 2016, of $127.4 million, $26.1 million, $0.0 million, $7.0 million, $0.0 million and $49.4 million, respectively, totaling $209.9 million. There were no changes to the Company’s reporting units or to the allocations of goodwill by reporting unit for the nine months ended September 30, 2016.
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
Recent Accounting Pronouncements
See Note B—“New Accounting Pronouncements” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
Results of Operations
Demand for the Company’s temporary and permanent placement staffing services and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Temporary and consultant staffing and risk consulting and internal audit services had modest growth, slightly offset by a decline in permanent placement staffing, during the third quarter. Because of the inherent difficulty in predicting economic trends and the absence of significant long-term contracts in any of our business units, future demand for the Company’s services cannot be forecasted with certainty.
The Company’s temporary and permanent placement staffing services business has 326 offices in 42 states, the District of Columbia and 17 foreign countries, while Protiviti has 56 offices in 23 states and 11 foreign countries.
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

Three Months Ended September 30, 2016 and 2015
Revenues. The Company’s revenues were $1.34 billion for the three months ended September 30, 2016, compared to $1.31 billion for the three months ended September 30, 2015. Revenues from foreign operations represented 20% of total revenues for the three months ended September 30, 2016, up slightly from 19% of total revenues for the three months ended September 30, 2015. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. Revenue growth was strongest internationally, most notably within Europe. Risk consulting and internal audit services continued to post strong growth rates. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing revenues were $1.02 billion for the three months ended September 30, 2016, increasing by 1.6% compared to revenues of $1.00 billion for the three months ended September 30, 2015. Key drivers of temporary and consultant staffing services revenues include average hourly bill rates and the number of hours worked by the Company’s temporary employees on client engagements. On a same-day, constant-currency basis, temporary and consultant staffing revenues increased 2.1% for the third quarter of 2016 compared to the third quarter of 2015, due primarily to a 3.5% increase in average bill rates, partially offset by fewer hours worked by the Company's temporary employees. In the U.S., revenues in the third quarter of 2016 increased 0.4%, or 0.6% on a same-day basis, compared to the third quarter of 2015. For the Company’s international operations, 2016 third quarter revenues increased 7.0%, or 8.8% on a same-day, constant-currency basis, compared to the third quarter of 2015.
Permanent placement staffing revenues were $105 million for the three months ended September 30, 2016, decreasing by 5.1% compared to revenues of $111 million for the three months ended September 30, 2015. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. On a same-day, constant-currency basis, permanent placement revenues decreased 4.5% for the third quarter of 2016 compared to the third quarter of 2015, driven by a decrease in number of placements, partially offset by an increase in average fees earned per placement. In the U.S., revenues for the third quarter of 2016 decreased 5.2%, or 5.0% on a same-day basis, compared to the third quarter of 2015. For the Company’s international operations, revenues for the third quarter of 2016 decreased 4.9%, or 3.4% on a same-day, constant-currency basis, compared to the third quarter of 2015. Historically, demand for permanent placement staffing is even more sensitive to economic and labor market conditions than demand for temporary and consultant staffing services and this is expected to continue.
Risk consulting and internal audit services revenues were $217 million for the three months ended September 30, 2016, increasing by 7.4% compared to revenues of $202 million for the three months ended September 30, 2015. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On a same-day, constant-currency basis, risk consulting and internal audit services revenues increased 7.8% for the third quarter of 2016 compared to the third quarter of 2015, due primarily to an increase in billable hours worked. In the U.S., revenues in the third quarter of 2016 increased 6.1%, or 6.3% on a same-day basis, compared to the third quarter of 2015. Contributing to the U.S. increase was continued growth in services related to the internal audit and financial advisory solution. The Company’s risk consulting and internal audit services revenues from international operations increased 15.2%, and on a same-day, constant-currency basis increased 16.6%, compared to the third quarter of 2015.

A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended September 30, 2016, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	1.6%	0.4%	7.0%
Billing Days Impact	0.2%	0.2%	0.3%
Currency Impact	0.3%	—	1.5%
Same Billing Days and Constant Currency	2.1%	0.6%	8.8%
Permanent placement staffing
As Reported	-5.1%	-5.2%	-4.9%
Billing Days Impact	0.2%	0.2%	0.2%
Currency Impact	0.4%	—	1.3%
Same Billing Days and Constant Currency	-4.5%	-5.0%	-3.4%
Risk consulting and internal audit services
As Reported	7.4%	6.1%	15.2%
Billing Days Impact	0.2%	0.2%	0.3%
Currency Impact	0.2%	—	1.1%
Same Billing Days and Constant Currency	7.8%	6.3%	16.6%
Gross Margin. The Company’s gross margin dollars were $553 million for the three months ended September 30, 2016, increasing by 0.5% compared to $550 million for the three months ended September 30, 2015. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars from the Company’s temporary and consultant staffing represent revenues less direct costs of services, which consist of payroll, payroll taxes and benefit costs for temporary employees, and reimbursable expenses. The key drivers of gross margin are: i) pay-bill spreads, which represent the differential between wages paid to temporary employees and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company's client. Gross margin dollars for the Company’s temporary and consultant staffing division were $381 million for the three months ended September 30, 2016, up 2.1% compared to $373 million for the three months ended September 30, 2015. As a percentage of revenues, gross margin for temporary and consultant staffing was 37.4% in the third quarter of 2016, up slightly from 37.3% in the third quarter of 2015. This year-over-year improvement in gross margin percentage is primarily attributable to slightly higher pay-bill spreads, partially offset by lower conversion revenues as a percentage of applicable revenues.
Gross margin dollars from permanent placement staffing represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $105 million for the three months ended September 30, 2016, compared to $111 million for the three months ended September 30, 2015. Because reimbursable expenses for permanent placement staffing are de minimis, gross margin dollars are substantially explained by revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $67 million for the three months ended September 30, 2016, up 1.2% compared to $66 million for the three months ended September 30, 2015. As a percentage of revenues, gross margin for risk consulting and internal audit services in the third quarter of 2016 was 30.9%, down from 32.9% in the third quarter of 2015. The decline in the third quarter of 2016 gross margin compared to the third quarter of 2015 was primarily due to an increase in pay rates for professional staff, lower staff utilization rates and the mix impact of lower financial services and regulatory compliance revenues which is typically higher margin business for the Company.
Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The Company’s selling, general and administrative expenses were $406 million for the three months ended September 30, 2016, up 3.9% from $391 million for the three months ended September 30, 2015. As a percentage of revenues, the Company’s selling, general and administrative expenses were 30.3% for the third quarter of 2016, up from 29.8% for the third quarter of 2015. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $283 million for the three months ended September 30, 2016, up 4.8% from $270 million for the three months ended September 30, 2015. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing were 27.8% in the third quarter of 2016, up from 27.0% in the third quarter of 2015 due primarily to an increase in administrative compensation and benefits, including employee medical costs.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $84 million for the three months ended September 30, 2016, decreasing by 1.9% compared to $86 million for the three months ended September 30, 2015. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing were 80.5% in the third quarter of 2016, up from 77.9% in the third quarter of 2015 due primarily to an increase in administrative compensation, including employee medical costs.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $39 million for the three months ended September 30, 2016, increasing by 12.0% compared to $35 million for the three months ended September 30, 2015. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 17.9% in the third quarter of 2016, up from 17.2% in the third quarter of 2015. For the third quarter of 2016 compared to the third quarter of 2015, the increase in selling, general and administrative expenses as a percentage of revenue is primarily due to increases in administrative compensation and fixed overhead costs.
Operating Income. The Company’s total operating income was $146 million, or 10.9% of revenues, for the three months ended September 30, 2016, down from $159 million, or 12.1% of revenues, for the three months ended September 30, 2015. For the Company’s temporary and consultant staffing division, operating income was $98 million, or 9.6% of applicable revenues, down from $103 million, or 10.3% of applicable revenues, in the third quarter of 2015. For the Company’s permanent placement staffing division, operating income was $20 million, or 19.3% of applicable revenues, down from an operating income of $24 million, or 22.0% of applicable revenues, in the third quarter of 2015. For the Company’s risk consulting and internal audit services division, operating income was $28 million, or 13.0% of applicable revenues, down from an operating income of $32 million, or 15.7% of applicable revenues, in the third quarter of 2015.
Provision for income taxes. The provision for income taxes was 38.1% and 39.3% for the three months ended September 30, 2016 and 2015, respectively. The lower tax rate is primarily due to additional credits and foreign restructuring that impacted the provision positively compared to the same period in 2015.

Nine Months Ended September 30, 2016 and 2015
Revenues. The Company’s revenues were $3.99 billion for the nine months ended September 30, 2016, compared to $3.79 billion for the nine months ended September 30, 2015. Revenues from foreign operations represented 20% of total revenues for both the nine months ended September 30, 2016 and the nine months ended September 30, 2015. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. Revenue growth was modest domestically with demand improving in several other countries, most notably within Europe. Risk consulting and internal audit services continued to post strong growth rates. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing revenues were $3.06 billion for the nine months ended September 30, 2016, increasing by 4.6% compared to revenues of $2.92 billion for the nine months ended September 30, 2015. Key drivers of temporary and consultant staffing services revenues include average hourly bill rates and the number of hours worked by the Company’s temporary employees on client engagements. On a same-day, constant-currency basis, temporary and consultant staffing revenues increased 4.4% for the first three quarters of 2016 compared to the first three quarters of 2015, due primarily to a 4.3% increase in average bill rates. In the U.S., revenues in the first three quarters of 2016 increased 4.4%, or 3.7% on a same-day basis, compared to the first three quarters of 2015. For the Company’s international operations, revenues in the first three quarters of 2016 increased 5.4%, or 7.4% on a same-day, constant-currency basis, compared to the first three quarters of 2015.

Permanent placement staffing revenues were $325 million for the nine months ended September 30, 2016, increasing by 1.6% compared to revenues of $320 million for the nine months ended September 30, 2015. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. On a same-day, constant-currency basis, permanent placement revenues increased 1.8% for the the first three quarters of 2016 compared to the first three quarters of 2015, driven by an increase in the number of placements. In the U.S., revenues for the first three quarters of 2016 increased 3.4%, or 2.7% on a same-day basis, compared to the first three quarters of 2015. For the Company’s international operations, revenues in the first three quarters of 2016 decreased 2.6%, compared to a decrease of 0.2% on a same-day, constant-currency basis for the first three quarters of 2015. Historically, demand for permanent placement staffing is even more sensitive to economic and labor market conditions than demand for temporary and consultant staffing services and this is expected to continue.
Risk consulting and internal audit services revenues were $603 million for the nine months ended September 30, 2016, increasing by 10.1% compared to revenues of $548 million for the nine months ended September 30, 2015. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On a same-day, constant-currency basis, risk consulting and internal audit services revenues increased 9.7% for the first three quarters of 2016 compared to the first three quarters of 2015, due primarily to an increase in billable hours worked. In the U.S., revenues in the first three quarters of 2016 increased 9.6%, or 8.9% on a same-day basis, compared to the first three quarters of 2015. Contributing to the U.S. increase was continued growth in services related to internal audit and financial advisory and information technology consulting solutions. The Company’s risk consulting and internal audit services revenues in the first three quarters of 2016 from international operations increased 12.8%, and on a same-day, constant-currency basis increased 14.1%, compared to the first three quarters of 2015.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the nine months ended September 30, 2016, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	4.6%	4.4%	5.4%
Billing Days Impact	-0.7%	-0.7%	-0.8%
Currency Impact	0.5%	—	2.8%
Same Billing Days and Constant Currency	4.4%	3.7%	7.4%
Permanent placement staffing
As Reported	1.6%	3.4%	-2.6%
Billing Days Impact	-0.7%	-0.7%	-0.7%
Currency Impact	0.9%	—	3.1%
Same Billing Days and Constant Currency	1.8%	2.7%	-0.2%
Risk consulting and internal audit services
As Reported	10.1%	9.6%	12.8%
Billing Days Impact	-0.7%	-0.7%	-0.8%
Currency Impact	0.3%	—	2.1%
Same Billing Days and Constant Currency	9.7%	8.9%	14.1%
Gross Margin. The Company’s gross margin dollars were $1.64 billion for the nine months ended September 30, 2016, increasing by 4.3% compared to $1.57 billion for the nine months ended September 30, 2015. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars from the Company’s temporary and consultant staffing represent revenues less direct costs of services, which consist of payroll, payroll taxes and benefit costs for temporary employees, and reimbursable expenses. The key drivers of gross margin are: i) pay-bill spreads, which represent the differential between wages paid to temporary employees and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company's client. Gross margin dollars for the Company’s temporary and consultant staffing division were $1.14 billion for the nine months ended September 30, 2016, up 5.1% compared to $1.09 billion for the nine months ended September 30, 2015. As a percentage of revenues, gross margin for temporary and consultant staffing was 37.4% in the first three quarters of 2016, up slightly from 37.2% in the first three quarters of 2015. This year-over-year improvement in gross margin percentage is primarily attributable to higher pay-bill spreads, partially offset by lower conversion revenues as a percentage of applicable revenues.
Gross margin dollars from permanent placement staffing represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $324 million for the nine months ended September 30, 2016, compared to $319 million for the nine months ended September 30, 2015. Because reimbursable expenses for permanent placement staffing are de minimis, gross margin dollars are substantially explained by revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $174 million for the nine months ended September 30, 2016, up 3.8% compared to $168 million for the nine months ended September 30, 2015. As a percentage of revenues, gross margin for risk consulting and internal audit services in the first three quarters of 2016 was 28.9%, down from 30.6% in the first three quarters of 2015. The decline in the first three quarters of 2016 compared to the first three quarters of 2015 was due to an increase in investment in hiring and slightly lower staff utilization.
Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The Company’s selling, general and administrative expenses were $1.21 billion for the nine months ended September 30, 2016, up 6.5% from $1.14 billion for the nine months ended September 30, 2015. As a percentage of revenues, the Company’s selling, general and administrative expenses were 30.4% for the first three quarters of 2016, up from 30.0% for the first three quarters of 2015. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $840 million for the nine months ended September 30, 2016, up 6.8% from $787 million for the nine months ended September 30, 2015. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing were 27.5% in the first three quarters of 2016, up from 26.9% in the first three quarters of 2015 due primarily to an increase in administrative compensation and benefits, including employee medical costs.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $258 million for the nine months ended September 30, 2016, increasing by 2.4% compared to $252 million for the nine months ended September 30, 2015. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing were 79.4% in the first three quarters of 2016, up from 78.7% in the first three quarters of 2015. For the first three quarters of 2016 compared to the first three quarters of 2015, the increase in selling, general and administrative expenses as a percentage of revenue is primarily due to an increase in administrative compensation and benefits, including employee medical costs.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $114 million for the nine months ended September 30, 2016, increasing by 14.4% compared to $99 million for the nine months ended September 30, 2015. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 18.9% in the first three quarters of 2016, up from 18.1% in the first three quarters of 2015. For the first three quarters of 2016 compared to the first three quarters of 2015, the increase in selling, general and administrative expenses as a percentage of revenue is due to increases in fixed overhead costs, administrative compensation, and advertising.
Operating Income. The Company’s total operating income was $430 million, or 10.8% of revenues, for the nine months ended September 30, 2016, decreasing by 1.5% from $436 million, or 11.5% of revenues, for the nine months ended September 30, 2015. For the Company’s temporary and consultant staffing division, operating income was $303 million, or 9.9% of applicable revenues, up from $300 million, or 10.3% of applicable revenues, in the first three quarters of 2015. For the Company’s permanent placement staffing division, operating income was $66 million, or 20.4% of applicable revenues, down from an operating income of $68 million, or 21.1% of applicable revenues, in the first three quarters of 2015. For the Company’s risk consulting and internal audit services division, operating income was $61 million, or 10.0% of applicable revenues, down from an operating income of $68 million, or 12.5% of applicable revenues, in the first three quarters of 2015.

Provision for income taxes. The provision for income taxes was 38.2% and 39.5% for the nine months ended September 30, 2016 and 2015, respectively. The lower tax rate is primarily due to additional credits and foreign restructuring that impacted the provision positively compared to the same period in 2015.
Liquidity and Capital Resources
The change in the Company’s liquidity during the nine months ended September 30, 2016 and 2015 is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and payment of dividends.
Cash and cash equivalents were $292 million and $252 million at September 30, 2016 and 2015, respectively. Operating activities provided $360 million during the nine months ended September 30, 2016, which was offset by $83 million and $211 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $320 million during the nine months ended September 30, 2015, which was partially offset by $68 million and $275 million of net cash used in investing activities and financing activities, respectively.
Operating activities—Net cash provided by operating activities for the nine months ended September 30, 2016, was composed of net income of $266 million, adjusted upward for non-cash items of $74 million and changes in working capital of $20 million. Net cash provided by operating activities for the nine months ended September 30, 2015, was comprised of net income of $264 million, adjusted upward for non-cash items of $66 million, and offset by changes in working capital of $10 million.
Investing activities—Net cash used in investing activities for the nine months ended September 30, 2016, was $83 million. This was composed of capital expenditures of $63 million, deposits to trusts for employee deferred compensation plans of $18 million and payment for an acquisition, net of cash acquired, of $2 million. Net cash used in investing activities for the nine months ended September 30, 2015, was $68 million. This was comprised of capital expenditures of $48 million and deposits to trusts for employee benefits and retirement plans of $20 million.
Financing activities—Net cash used in financing activities for the nine months ended September 30, 2016, was $211 million. This included repurchases of $126 million in common stock, $86 million in cash dividends to stockholders, offset by excess tax benefits from stock-based compensation of $1 million. Net cash used in financing activities for the nine months ended September 30, 2015, was $275 million. This included repurchases of $201 million in common stock and $80 million in cash dividends to stockholders, offset by $5 million in excess tax benefits from stock-based compensation and proceeds of $2 million from exercises of stock options.
As of September 30, 2016, the Company is authorized to repurchase, from time to time, up to 7.5 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the nine months ended September 30, 2016 and 2015, the Company repurchased 2.9 million shares, at a cost of $113 million, and 2.9 million shares of common stock, at a cost of $161 million, on the open market, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the nine months ended September 30, 2016 and 2015, such repurchases totaled 0.3 million shares, at a cost of $11 million, and 0.2 million shares, at a cost of $12 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital at September 30, 2016, included $292 million in cash and cash equivalents. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
On November 1, 2016, the Company announced a quarterly dividend of $.22 per share to be paid to all shareholders of record as of November 25, 2016. The dividend will be paid on December 15, 2016.
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

For the nine months ended September 30, 2016, approximately 20% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, and Australian dollar, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.
During the first nine months of 2016, the U.S. dollar fluctuated, but generally strengthened, against the primary currencies in which the Company conducts business, compared to one year ago. Currency exchange rates had the effect of decreasing reported net service revenues by $20 million, or 1%, in the first three quarters of 2016 compared to the same period one year ago. The general strengthening of the U.S. dollar also affected the reported level of expenses incurred in our foreign operations. Because substantially all our foreign operations generated revenues and incurred expenses within the same country and currency, the favorable effect of lower reported operating expenses largely offset the decline in reported revenues. Reported net income was lower by $0.6 million, or 0.2%, in the first three quarters of 2016 compared to the same period one year ago due to the effect of currency exchange rates.
For the one month ended October 31, 2016, the U.S. dollar has strengthened against the British Pound, Euro and Canadian Dollar but slightly weakened against the Australian Dollar.  If currency exchange rates were to remain at October 2016 levels throughout the remainder of 2016, the exchange rate impact on the Company’s 2016 full-year reported revenues and operating expenses would be nearly flat compared to full year 2015 results. Thus, the impact to reported net income, should current trends continue, would be immaterial.
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
The Company implemented a new CRM system for its temporary and consultant staffing and permanent placement staffing segments in the United States, and a new project management system for its risk consulting and internal audit segment in the United States, during the quarter ended September 30, 2016. Except as otherwise described, there have been no other changes to our internal controls over financial reporting as defined in Rule 13a-15 of the Securities Exchange Act of 1934 that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
There have been no material developments with regard to the legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015.
ITEM 1A. Risk Factors
There have not been any material changes with regard to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015 and its quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2016.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (b)
July 1, 2016 to July 31, 2016	—		—	—	8,718,423
August 1, 2016 to August 31, 2016	382,086		$36.97	382,086	8,336,337
September 1, 2016 to September 30, 2016	863,216	(a)	$37.63	856,556	7,479,781
Total July 1, 2016 to September 30, 2016	1,245,302			1,238,642

(a)	Includes 6,660 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(b)
Commencing in October 1997, the Company's Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company's common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 108,000,000 shares have been authorized for repurchase of which 100,520,219 shares have been repurchased as of September 30, 2016.

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosure
Not applicable.

ITEM 5. Other Information
None.
ITEM 6. Exhibits

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

3.2	Amended and Restated By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016. .

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.1	Part I, Item 1 of this Form 10-Q formatted in XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: November 3, 2016