Form 10-K
period 2016-12-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2017-02-13
CIK 315213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company.  ☐  Yes   ☒  No
As of June 30, 2016, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $4,826,031,702 based on the closing sale price on that date. This amount excludes the market value of 4,269,506 shares of Common Stock directly or indirectly held by registrant’s directors and officers and their affiliates.
As of January 31, 2017, there were 127,796,557 outstanding shares of the registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be mailed to stockholders in connection with the registrant’s annual meeting of stockholders, scheduled to be held in May 2017, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

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
Marketing and Recruiting
The Company markets its staffing services to clients and employment candidates via both national and local advertising activities. Advertising consists of client- and employment candidate-facing buys in radio, streaming audio, outdoor, digital display, search engine marketing, social media, print and trade publications, job boards and events. The Company also markets its services, as well as hiring and career management advice content and thought leadership, via its search engine-optimized website, corporate-owned social media and blog feeds, and e-mail marketing program. Direct marketing via telephone solicitation is a significant portion of the Company’s total marketing efforts. Additionally, the Company has expanded its use of job boards and job aggregators in all aspects of sales and recruitment. Joint marketing arrangements have been entered into with major software manufacturers and typically provide for the development of proprietary skills tests, cooperative advertising, joint e-mail campaigns, and similar promotional activities. The Company also actively seeks endorsements and affiliations with professional organizations in the accounting and finance, technology, legal, and creative and marketing fields. In addition, the Company conducts public relations activities designed to enhance public recognition of the Company and its services. This includes outreach to journalists, bloggers and social media influencers, and the distribution of print, digital, and video thought leadership. Robert Half staffing and recruiting professionals are encouraged to be active in civic organizations and industry trade groups in their local communities.

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
Organization
Management of the Company’s staffing operations is coordinated from its headquarters facilities in Menlo Park and San Ramon, California. The Company’s headquarters provides support and centralized services to its offices in the administrative, marketing, public relations, accounting, training and legal areas, particularly as it relates to the standardization of the operating procedures of its offices. As of December 31, 2016, the Company conducted its staffing services operations through 325 offices in 42 states, the District of Columbia and 17 foreign countries. Office managers are responsible for most activities of their offices, including sales, local advertising and marketing and recruitment.
The day-to-day operations of Protiviti are managed by a chief executive officer and a senior management team with operational and administrative support provided by individuals located in San Ramon and Menlo Park, California. As of December 31, 2016, Protiviti had 56 offices in 23 states and 11 foreign countries.
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

Employees
The Company has approximately 16,400 full-time employees, including approximately 3,600 engaged directly in Protiviti operations. In addition, the Company placed approximately 215,000 temporary employees on assignments with clients during 2016. Employees placed by the Company on assignment with clients are the Company’s employees for all purposes while they are working on assignments. The Company pays the related costs of employment, such as workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company provides access to voluntary health insurance coverage to interested temporary employees.
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
Item 1A.    Risk Factors
The Company’s business prospects are subject to various risks and uncertainties that impact its business. The most important of these risks and uncertainties are as follows:
Any reduction in global economic activity may harm the Company’s business and financial condition.    The demand for the Company’s services, in particular its staffing services, is highly dependent upon the state of the economy and upon the staffing needs of the Company’s clients. Certain of the Company’s markets have recently or are currently experiencing prolonged economic downturns characterized by high unemployment, limited availability of credit and decreased consumer and business spending. In addition, certain geopolitical events, including the United Kingdom’s vote to withdraw from the European Union (“Brexit”), have caused significant economic, market, political and regulatory uncertainty in some of the Company’s markets. Any decline in the economic condition or employment levels of the U.S. or of any of the foreign countries in which the Company does business, or in the economic condition of any region of any of the foregoing, or in any specific industry may severely reduce the demand for the Company’s services and thereby significantly decrease the Company’s revenues and profits. Further, continued or intensifying economic, political or regulatory uncertainty in the Company’s markets could reduce demand for the Company’s services.
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
The Company faces risks in operating internationally.    The Company depends on operations in international markets, including Europe, for a significant portion of its business. The European market has been experiencing on-going economic uncertainty, which has adversely affected, and may continue to adversely affect, the Company’s operations in Europe. In particular, Brexit has contributed to, and may continue to contribute to, European economic, market and regulatory uncertainty and could adversely affect European or worldwide economic, market, regulatory, or political conditions. To the extent that adverse economic conditions and uncertainty in Europe (related to Brexit or otherwise) continue or worsen, demand for the Company’s services may decline, which could significantly harm its business and results of operations. In addition, these international operations are subject to a number of risks, including general political and economic conditions in those foreign countries, the burden of complying with various foreign laws and technical standards and unpredictable changes in foreign regulations, U.S. legal requirements governing U.S. companies operating in foreign countries, legal and cultural differences in the conduct of business, potential adverse tax consequences and difficulty in staffing and managing international operations. In addition, the Company’s business may be affected by foreign currency exchange fluctuations. In particular, the Company is subject to risk in translating its results in foreign currencies into the U.S. dollar. If the value of the U.S. dollar strengthens relative to other currencies, the Company’s reported income from these operations could decrease. The value of the U.S. dollar has recently strengthened considerably against a number of major foreign currencies, and a continuation or extension of this strength relative to these other currencies could adversely impact the Company’s reported income from its international markets and cause its revenue in such markets, when translated into U.S. dollars, to decline.
The Company could also be exposed to fines and penalties under U.S. or local jurisdiction trade sanctions and controls as well as laws prohibiting corrupt payments to governmental officials. Although the Company has implemented policies and procedures designed to ensure compliance with these laws, it cannot be sure that its employees, contractors or agents will not violate such policies. Any such violations could materially damage the Company’s reputation, brand, business and operating results. Further, changes in U.S. laws and policies governing foreign trade or investment and use of foreign operations or workers, and any negative sentiments towards the United States as a result of such changes, could adversely affect the Company’s operations.
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
The Company’s business is subject to extensive government regulation and a failure to comply with regulations could harm its business.    The Company’s business is subject to regulation or licensing in many states in the U.S. and in certain foreign countries. While the Company has had no material difficulty complying with regulations in the past, there can be no assurance that the Company will be able to continue to obtain all necessary licenses or approvals or that the cost of compliance will not prove to be material. Any inability of the Company to comply with government regulation or licensing requirements could materially adversely affect the Company. Further, changes to existing regulation or licensing requirements could impose additional costs and other burdens or limitations on the Company’s operations. In addition, the Company’s temporary services business entails employing individuals on a temporary basis and placing such individuals in clients’ workplaces. Increased government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could materially adversely affect the Company. In addition, to the extent that government regulation imposes increased costs upon the Company, such as unemployment insurance taxes, there can be no assurance that such costs will not adversely impact the Company’s profit margins. Further, lawsuits or other proceedings related to the Company’s compliance with government regulations or licensing requirements could materially adversely affect the Company.  For example, the Company is currently named as a defendant in litigation challenging its compliance with the Fair Credit Reporting Act.  It is not possible to predict the outcome of such litigation; however, such litigation or any future lawsuits or proceedings related to the Company’s compliance with government regulation or licensing requirements could consume substantial amounts of the Company’s financial and managerial resources and might result in adverse publicity, regardless of the ultimate outcome of any such lawsuits or other proceedings.  An unfavorable outcome with respect to such litigation or any future lawsuits or proceedings could, individually or in the aggregate, cause the Company to incur substantial liabilities that may have a material adverse effect upon the Company’s business, financial condition or results of operations.
Health care reform could increase the costs of the Company’s temporary staffing operations.    In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “PPACA”) was signed into law in the United States. In 2015, the Company redesigned its employee benefits to offer health insurance coverage to its temporary candidates in order to meet the requirements of the PPACA’s employer mandate.
Numerous statements made by President Trump and members of the U.S. Congress indicate that it is likely that legislation will be passed by Congress and signed into law by President Trump that repeals the PPACA, in whole or in part, and/or introduces a new form of health care reform. It is unclear at this point what the scope of such legislation will be and when it will become effective. Because of the uncertainty surrounding this replacement health care reform legislation, we cannot predict with any certainty the likely impact of the PPACA’s repeal or the adoption of any other health care reform legislation on the Company’s financial condition or operating results. Whether or not there is alternative health care legislation enacted in the U.S., there is likely to be significant disruption to the health care market in the coming months and years and the costs of the Company’s health care expenditures may increase.

The Company’s computer and communications hardware and software systems are vulnerable to damage and interruption.    The Company’s ability to manage its operations successfully is critical to its success and largely depends upon the efficient and uninterrupted operation of its computer and communications hardware and software systems, some of which are managed by third-party vendors. The Company’s primary computer systems and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events and errors in usage by the Company’s employees and those of the Company’s vendors. In particular, the Company’s employees or vendors may have access or exposure to personally identifiable or otherwise confidential information and customer data and systems, the misuse of which could result in legal liability. Cyber-attacks, including attacks motivated by grievances against the business services industry in general or against the Company in particular, may disable or damage its systems. It is possible that the Company’s security controls or those of its third-party vendors over personal and other data and other practices it follows may not prevent the improper access to or disclosure of personally identifiable or otherwise confidential information.  Such disclosure or damage to the Company’s systems could harm its reputation and subject it to government sanctions and liability under its contracts and laws that protect personal data and confidential information, resulting in increased costs or loss of revenue. The potential risk of security breaches and cyber-attacks may increase as the Company introduces new service offerings. It is also possible that certain jurisdictions may enact laws or regulations in respect of control of personal information that could increase the Company’s costs or otherwise adversely impact its operations.
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
The demand for the Company’s services related to Sarbanes-Oxley or other regulatory compliance may decline.    The operations of both the staffing services business and Protiviti include services related to Sarbanes-Oxley and other regulatory compliance. There can be no assurance that there will be ongoing demand for these services. For example, the Jumpstart Our Business Startup (“JOBS”) Act signed into law in April of 2012 allows most companies going public in the U.S. to defer implementation of some of the provisions of Sarbanes-Oxley for up to five years after their initial public offering. Similarly there are a number of proposals currently being considered by the U.S. Congress to further delay or, in some cases, remove the requirements of Sarbanes-Oxley for a number of public companies. Further, many analysts are expecting the new U.S. Congress and President Trump to seek to repeal or modify legislation that is viewed as having over-regulated certain sectors of the U.S. economy and decreased the incentive for U.S. companies to go public and their ability to effectively compete with foreign competition. These or other similar modifications of the regulatory requirements could decrease demand for Protiviti’s services.
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
Item 1B.    Unresolved Staff Comments.
Not applicable.
Item 2.    Properties
The Company’s headquarters operations are located in Menlo Park and San Ramon, California. As of December 31, 2016, placement activities were conducted through 325 offices located in the United States, Canada, the United Kingdom, Belgium, Brazil, France, the Netherlands, Germany, Luxembourg, Switzerland, Japan, China, Singapore, Australia, New Zealand, Austria, the United Arab Emirates, and Chile. As of December 31, 2016, Protiviti had 56 offices in the United States, Canada, Australia, China, France, Germany, Italy, the Netherlands, Japan, Singapore, India and the United Kingdom. All of the offices are leased.
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
The Company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “RHI”. On January 31, 2017, there were 1,286 holders of record of the Common Stock.
Following is a list by fiscal quarters of the sales prices of the stock:

	Sales Prices
2016	High	Low
4th Quarter	$49.63	$34.42
3rd Quarter	$41.50	$35.67
2nd Quarter	$47.26	$34.34
1st Quarter	$46.75	$36.17

	Sales Prices
2015	High	Low
4th Quarter	$54.01	$44.95
3rd Quarter	$58.00	$49.18
2nd Quarter	$60.54	$54.58
1st Quarter	$63.27	$55.60
Cash dividends of $.22 per share were declared and paid in each quarter of 2016. Cash dividends of $.20 per share were declared and paid in each quarter of 2015.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (b)
October 1, 2016 to October 31, 2016	100,000		$37.39	100,000	7,379,781
November 1, 2016 to November 30, 2016	347,179		$41.53	347,179	7,032,602
December 1, 2016 to December 31, 2016	757,563	(a)	$48.86	666,015	6,366,587
Total October 1, 2016 to December 31, 2016	1,204,742			1,113,194

(a)	Includes 91,548 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(b)
Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 108,000,000 shares have been authorized for repurchase of which 101,633,413 shares have been repurchased as of December 31, 2016.

The remainder of the information required by this item is incorporated by reference to Part III, Item 12 of this Form 10-K.

Stock Performance Graph
The following graph compares, through December 31, 2016, the cumulative total return of the Company’s Common Stock, an index of certain publicly traded employment services companies, and the S&P 500. The graph assumes the investment of $100 at the beginning of the period depicted in the chart and reinvestment of all dividends. The information presented in the graph was obtained by the Company from outside sources it considers to be reliable but has not been independently verified by the Company.

$250
$200
$150
$100
$50
$0
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
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

	Years Ended December 31,
	2016	2015		2014		2013		2012
	(in thousands)
Income Statement Data:
Net service revenues	$5,250,399	$5,094,933		$4,695,014		$4,245,895		$4,111,213
Direct costs of services, consisting of payroll, payroll taxes, benefit costs and reimbursable expenses	3,089,723	2,980,462		2,772,098		2,522,803		2,462,153
Gross margin	2,160,676	2,114,471		1,922,916		1,723,092		1,649,060
Selling, general and administrative expenses	1,606,217	1,533,799		1,425,734		1,324,815		1,305,614
Amortization of intangible assets	1,237	192		557		1,700		398
Interest income, net	(888)	(550)		(724)		(1,002)		(1,197)
Income before income taxes	554,110	581,030		497,349		397,579		344,245
Provision for income taxes	210,721	223,234		191,421		145,384		134,303
Net income	$343,389	$357,796		$305,928		$252,195		$209,942
Net income available to common stockholders—diluted	$343,389	$357,796		$305,928		$252,192		$208,867

	Years Ended December 31,
	2016	2015		2014		2013		2012
	(in thousands, except per share amounts)
Net Income Per Share:
Basic	$2.68	$2.72		$2.28		$1.85		$1.51
Diluted	$2.67	$2.69		$2.26		$1.83		$1.50
Shares:
Basic	127,991	131,749		134,358		136,153		138,201
Diluted	128,766	132,930		135,541		137,589		139,409
Cash Dividends Declared Per Share	$.88	$.80		$.72		$.64		$.60

	December 31,
	2016	2015		2014		2013		2012
	(in thousands)
Balance Sheet Data:
Total assets	$1,777,971	$1,671,044	(a)	$1,620,830	(a)	$1,479,670	(a)	$1,367,027	(a)
Notes payable and other indebtedness, less current portion	$840	$1,007		$1,159		$1,300		$1,428
Stockholders’ equity	$1,086,599	$1,003,781		$979,858		$919,643		$842,011

(a) Reflects the impact of the adoption of the new accounting standard in fiscal year 2016 related to balance sheet classification of deferred taxes. See Note B - New Accounting Pronouncements (Part II, Item 8 of this Form 10-K) for further discussion.

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

Executive Overview

Demand for the Company’s temporary and permanent staffing and risk consulting and internal audit services is largely dependent upon general economic and labor trends both domestically and abroad. Correspondingly, financial results for the year ended December 31, 2016 were positively impacted by stable global economic conditions. Annual net service revenues reached $5.25 billion in 2016, an increase of 3% from the prior year. Full-year 2016 net income decreased 4% to $343 million and diluted net income per share decreased 1% to $2.67. All three of the Company's reportable segments experienced revenue growth, led by Protiviti which increased 9% in 2016 on a same-day, constant-currency basis compared to last year.
During the third quarter of 2016, the Company successfully implemented a new front-office Customer Relationship Management ("CRM") system for all temporary and permanent staffing branches in the United States as well as a new project management system for its risk consulting and internal audit services segment. The conversions went smoothly, and the Company estimates that the related disruption and out-of-pocket costs had an adverse impact to its revenue and net income per share for the year of $9 million and $0.05, respectively.
We believe that the Company is well positioned in the current macroeconomic environment. The United States economic backdrop during 2016 was stable for the Company as real gross domestic product (GDP) grew 1.6%, while the unemployment rate declined from 5.0% in December 2015 to 4.7% in December 2016. In the United States, the number of job openings has exceeded the number of hires since February 2015, creating competition for skilled talent that increases the Company's value to clients. A number of professional occupations are nearing full employment, which is placing pressure on the supply of available talent and increasing our value to clients. The secular demand for temporary staffing is also ongoing. The number of temporary workers as a percentage of the overall U.S. workforce remains near an all-time high, a sign employers are building flexible staffing options into their human resource plans with increasing frequency.

Protiviti has successfully diversified its service offerings, built a loyal and growing client base, and is seeing steady demand in all of its major consulting solutions. Protiviti provides clients with consulting solutions in finance, technology, operations, data, analytics, governance, risk and internal audit.
We monitor various economic indicators and business trends in all of the countries in which we operate to anticipate demand for the Company’s services. We evaluate these trends to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends. As such, during 2016, temporary and permanent staffing headcount was relatively consistent with prior year-end levels, while risk consulting and internal audit headcount increased.
We have limited visibility into future revenues not only due to the dependence on macroeconomic conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, we typically assess headcount and other investments on at least a quarterly basis. That said, based on current trends and conditions, we expect headcount levels for our full-time staff to remain relatively flat for each of our reporting segments throughout the first quarter of 2017.
Capital expenditures in 2016 totaled $83 million, approximately 60% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s future growth opportunities. Major software initiatives include upgrades to enterprise resource planning and project management applications and the continued implementation of a global CRM application. Infrastructure and computer hardware initiatives for the year of 2016 have focused on delivering mobile technology to the Company's professional staff, upgrading data networks, and enhancing video capabilities and telecommunication systems. Our major software initiatives were substantially implemented in 2016, therefore we expect reduced capital expenditures in 2017. Capital expenditures also included amounts spent on tenant improvements and furniture and equipment in the Company's leased offices. We currently expect that 2017 capital expenditures will range from $65 million to $75 million.
Critical Accounting Policies and Estimates
As described below, the Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments.
Accounts Receivable Allowances.    The Company maintains allowances for estimated losses resulting from (i) the inability of its customers to make required payments, (ii) temporary placement sales adjustments, and (iii) permanent placement candidates not remaining with the client through the 90-day guarantee period, commonly referred to as “fall offs”. The Company establishes these allowances based on its review of customers’ credit profiles, historical loss statistics and current trends. The adequacy of these allowances is reviewed each reporting period. Historically, the Company’s actual losses and credits have been consistent with these allowances. As a percentage of gross accounts receivable, the Company’s accounts receivable allowances totaled 4.5% and 4.7% as of December 31, 2016 and 2015, respectively. As of December 31, 2016, a five-percentage point deviation in the Company’s accounts receivable allowances balance would have resulted in an increase or decrease in the allowance of $1.7 million. Although future results cannot always be predicted by extrapolating past results, management believes that it is reasonably likely that future results will be consistent with historical trends and experience. However, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or if unexpected events or significant future changes in trends were to occur, additional allowances may be required.
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
The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. Valuation allowances of $18.9 million and $26.3 million were recorded as of December 31, 2016 and 2015, respectively. The valuation allowances recorded related primarily to net operating losses in certain foreign operations. If such losses are ultimately utilized to offset future operating income, the Company will recognize a tax benefit up to the full amount of the related valuation reserve.
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
The Company’s reporting units are Accountemps, Robert Half Finance & Accounting, OfficeTeam, Robert Half Technology, Robert Half Management Resources and Protiviti, which had goodwill balances at December 31, 2016, of $126.9 million, $26.0 million, $0.0 million, $7.0 million, $0.0 million and $49.9 million, respectively, totaling $209.8 million. There were no changes to the Company’s reporting units or to the allocations of goodwill by reporting unit for the year ended December 31, 2016.

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

Workers’ Compensation.    Except for states which require participation in state-operated insurance funds, the Company retains the economic burden for the first $0.5 million per occurrence in workers’ compensation claims. Workers’ compensation includes ongoing healthcare and indemnity coverage for claims and may be paid over numerous years following the date of injury. Claims in excess of $0.5 million are insured. Workers’ compensation expense includes the insurance premiums for claims in excess of $0.5 million, claims administration fees charged by the Company’s workers’ compensation administrator, premiums paid to state-operated insurance funds, and an estimate for the Company’s liability for Incurred But Not Reported (“IBNR”) claims and for the ongoing development of existing claims. Total workers’ compensation expense was $0.9 million, $4.6 million and $5.7 million, representing 0.02%, 0.11% and 0.16% of applicable U.S. revenue for the years ended December 31, 2016, 2015 and 2014, respectively.
The reserves for IBNR claims and for the ongoing development of existing claims in each reporting period include estimates. The Company has established reserves for workers’ compensation claims using loss development rates which are estimated using periodic third party actuarial valuations based upon historical loss statistics which include the Company’s historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future results. Based on the Company’s results for the year ended December 31, 2016, a five-percentage point deviation in the Company’s estimated loss development rates would have resulted in an increase or decrease in the reserve of $0.1 million.
Stock-based Compensation.    Under various stock plans, officers, employees and outside directors have received or may receive grants of restricted stock, stock units, stock appreciation rights or options to purchase common stock.
The Company recognizes compensation expense equal to the grant-date fair value for all stock-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to performance conditions, in which case the Company recognizes compensation expense over the requisite service period of each separate vesting tranche. The Company determines the grant-date fair value of its restricted stock and stock unit awards using the fair market value of its stock on the grant date, unless the awards are subject to market conditions, in which case the Company utilizes a binomial-lattice model (i.e., Monte Carlo simulation model). The Monte Carlo simulation model utilizes multiple input variables to determine the stock-based compensation expense. For grants with market conditions made in the year ended December 31, 2016, the Company utilized an historical volatility of 22.82%, a 0% dividend yield and a risk-free interest rate of 0.99%. The historical volatility was based on the most recent 2.77-year period for the Company and the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest rate is equal to the yield, as of the measurement date, of the zero-coupon U.S. Treasury bill that is commensurate with the remaining performance measurement period.
No stock appreciation rights have been granted under the Company’s existing stock plans. The Company has not granted any options to purchase common stock since 2006.
For the years ended December 31, 2016, 2015 and 2014, compensation expense related to restricted stock and stock units was $42.7 million, $41.3 million and $40.8 million, respectively, of which $11.0 million, $11.1 million and $11.7 million was related to grants made in 2016, 2015 and 2014, respectively. Based on the Company’s results for the year ended December 31, 2016, a one-percentage point deviation in the estimated forfeiture rates would have resulted in a $0.4 million increase or decrease in compensation expense related to restricted stock and stock units.
Recent Accounting Pronouncements
See Note B—“New Accounting Pronouncements” to the Company’s Consolidated Financial Statements included under Part II—Item 8 of this report.
Results of Operations
Demand for the Company’s temporary and permanent staffing and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Correspondingly, results of operations were positively impacted by stable global economic conditions during 2016. Because of the inherent difficulty in predicting economic trends and the absence of material long-term contracts in any of the Company's business units, future demand for the Company’s services cannot be forecast with certainty. We believe the Company is well positioned in the current United States macroeconomic environment.
The Company’s temporary and permanent staffing business has 325 offices in 42 states, the District of Columbia and 17 foreign countries, while Protiviti has 56 offices in 23 states and 11 foreign countries.

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
Years ended December 31, 2016 and 2015
Revenues.    The Company’s revenues were $5.25 billion for the year ended December 31, 2016, increasing by 3.1% compared to $5.09 billion for the year ended December 31, 2015. Revenues from foreign operations represented 20% and 19% of total revenues for the years ended December 31, 2016 and 2015, respectively. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services. In 2016, revenues for temporary and consultant staffing and risk consulting and internal audit services were up and revenue for permanent placement staffing was down compared to 2015. Revenue growth was strongest internationally, most notably within Europe. Risk consulting and internal audit services continued to post strong growth rates. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing revenues were $4.03 billion for the year ended December 31, 2016, increasing by 2.4% compared to revenues of $3.93 billion for the year ended December 31, 2015. Key drivers of temporary and consultant staffing revenues include average hourly bill rates and the number of hours worked by the Company’s temporary employees on client engagements. On a same-day, constant-currency basis, temporary and consultant staffing revenues increased 2.8% for 2016, compared to 2015, due primarily to a 4.2% increase in average bill rates, partially offset by fewer hours worked by the Company's temporary employees. In the U.S., 2016 revenues increased 2.0% on an as reported basis and 1.9% on a same-day basis, compared to 2015. For the Company’s international operations, 2016 revenues increased 4.2% on an as reported basis and 6.9% on a same-day, constant-currency basis, compared to 2015.
Permanent placement staffing revenues were $419 million for the year ended December 31, 2016, decreasing by 0.5% compared to revenues of $421 million for the year ended December 31, 2015. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. On a same-day, constant-currency basis, permanent placement revenues increased 0.3% for 2016 compared to 2015. The decrease in as reported revenue was driven primarily by a decrease in number of placements, partially offset by an increase in average fees earned per placement. In the U.S., 2016 revenues increased 0.3% on an as reported basis and 0.1% on a same-day basis, compared to 2015. For the Company’s international operations, 2016 revenues decreased 2.3% on an as reported basis, and on a same-day, constant-currency basis increased 0.6%, compared to 2015. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing and this is expected to continue.
Risk consulting and internal audit services revenues were $804 million for the year ended December 31, 2016, increasing by 8.3% compared to revenues of $743 million for the year ended December 31, 2015. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On a same-day, constant-currency basis, risk consulting and internal audit services revenues increased 8.5% for 2016 compared to 2015, due primarily to an increase in number of hours worked, partially offset by a decrease in average hourly bill rates. In the U.S., 2016 revenues increased 8.0% on an as reported basis, or 7.9% on a same-day basis, compared to 2015. For the Company’s international operations, 2016 revenues increased 9.6% on an as reported basis and 11.7% on a same-day, constant-currency basis, compared to 2015.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the year ended December 31, 2016, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	2.4%	2.0%	4.2%
Billing Days Impact	-0.1%	-0.1%	-0.1%
Currency Impact	0.5%	—	2.8%
Same Billing Days and Constant Currency	2.8%	1.9%	6.9%
Permanent placement staffing
As Reported	-0.5%	0.3%	-2.3%
Billing Days Impact	-0.1%	-0.2%	-0.1%
Currency Impact	0.9%	—	3.0%
Same Billing Days and Constant Currency	0.3%	0.1%	0.6%
Risk consulting and internal audit services
As Reported	8.3%	8.0%	9.6%
Billing Days Impact	-0.2%	-0.1%	-0.2%
Currency Impact	0.4%	—	2.3%
Same Billing Days and Constant Currency	8.5%	7.9%	11.7%
Gross Margin.    The Company’s gross margin dollars were $2.16 billion for the year ended December 31, 2016, up 2.2% from $2.11 billion for the year ended December 31, 2015. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars from the Company’s temporary and consultant staffing represent revenues less direct costs of services, which consist of payroll, payroll taxes and benefit costs for temporary employees, and reimbursable expenses. The key drivers of gross margin are: i) pay/bill spreads, which represent the differential between wages paid to temporary employees and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company's client. Gross margin dollars for the Company’s temporary and consultant staffing division were $1.51 billion for the year ended December 31, 2016, up 3.2% from $1.46 billion for the year ended December 31, 2015. As a percentage of revenues, gross margin dollars for temporary and consultant staffing were 37.5% in 2016, up from 37.2% in 2015. This year-over-year improvement in gross margin percentage of 0.3% was primarily attributable to higher pay/bill spreads and lower payroll taxes and workers compensation costs, partially offset by lower conversion revenues as a percentage of applicable revenue in 2016 compared to 2015.
Gross margin dollars from permanent placement staffing represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $419 million for the year ended December 31, 2016, down 0.5% from $421 million for the year ended December 31, 2015. Because reimbursable expenses for permanent placement staffing services are de minimis, the decrease in gross margin dollars is substantially explained by the decrease in revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $231 million for the year ended December 31, 2016, up 0.4% from $230 million for the year ended December 31, 2015. As a percentage of revenues, gross margin dollars for risk consulting and internal audit services were 28.7% in 2016, down from 31.0% in 2015. The decline in 2016 gross margin percentage compared to 2015 was due to lower staff utilization rates and the mix impact of lower financial services and regulatory compliance revenues, which is typically a higher margin business for the Company.
Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The Company’s selling, general and administrative expenses were $1.61 billion for the year ended December 31, 2016, up 4.7% from $1.53 billion for the year ended December 31, 2015. As a percentage of revenues, the Company’s selling, general and administrative expenses were 30.6% for 2016, up from 30.1% for 2015. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $1.12 billion for the year ended December 31, 2016, up 5.0% from $1.06 billion for the year ended December 31, 2015. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing were 27.7% in 2016, up from 27.1% in 2015. For 2016 compared to 2015, the increase in selling, general and administrative expenses as a percentage of revenue is primarily due to increases in staff compensation costs, inclusive of employee medical costs, and variable overhead, including costs related to the Company’s new CRM and project management systems.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $339 million for the year ended December 31, 2016, up 0.8% from $336 million for the year ended December 31, 2015. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 80.7% in 2016, up from 79.7% in 2015. For 2016 compared to 2015, the increase in selling, general and administrative expenses as a percentage of revenue is primarily due to increases in staff compensation costs, inclusive of employee medical costs.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $150 million for the year ended December 31, 2016, up 11.9% from $134 million for the year ended December 31, 2015. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 18.7% in 2016, up from 18.1% in 2015. For 2016 compared to 2015, the increase in selling, general and administrative expenses as a percentage of revenue is primarily due to an increase in administrative compensation and fixed overhead.
Operating Income.    The Company’s total operating income was $555 million, or 10.6% of revenues, for the year ended December 31, 2016, down 4.5% from $581 million, or 11.4% of revenues, for the year ended December 31, 2015. For the Company’s temporary and consultant staffing division, operating income was $394 million, or 9.8% of applicable revenues, down 1.5% from $400 million, or 10.2% of applicable revenues, in 2015. For the Company’s permanent placement staffing division, operating income was $80 million, or 19.1% of applicable revenues, down 5.9% from operating income of $85 million, or 20.2% of applicable revenues, in 2015. For the Company’s risk consulting and internal audit services division, operating income was $81 million, or 10.0% of applicable revenues, down 15.7% from operating income of $96 million, or 12.9% of applicable revenues, in 2015.
Provision for income taxes.    The provision for income taxes was 38.0% and 38.4% for the years ended December 31, 2016 and 2015, respectively. The decrease is primarily due to an increase of federal and state credits in the U.S, and benefit of foreign losses.

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
Temporary and consultant staffing revenues were $3.93 billion for the year ended December 31, 2015, increasing by 6.9% compared to revenues of $3.68 billion for the year ended December 31, 2014. Key drivers of temporary and consultant staffing revenues include average hourly bill rates and the number of hours worked by the Company’s temporary employees on client engagements. On a same-day, constant-currency basis, temporary and consultant staffing revenues increased 10.3% for 2015, compared to 2014, due primarily to an increase in temporary hours worked by the Company's temporary employees and inclusive of a 4.5% increase in average bill rates. In the U.S., 2015 revenues increased 11.5% on an as reported basis and 11.4% on a same-day basis, compared to 2014. For the Company’s international operations, 2015 revenues decreased 8.9% on an as reported basis and increased 6.4% on a same-day, constant-currency basis, compared to 2014.
Permanent placement staffing revenues were $421 million for the year ended December 31, 2015, increasing by 6.8% compared to revenues of $395 million for the year ended December 31, 2014. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. On a same-day, constant-currency basis, permanent placement revenues increased 11.7% for 2015 compared to 2014. In the U.S., 2015 revenues increased 15.5% on an as reported basis and 15.4% on a same-day basis, compared to 2014. For the Company’s international operations, 2015 revenues decreased 9.3% on an as reported basis, and on a same-day, constant-currency basis increased 4.9%, compared to 2014, driven primarily by an increase in number of placements. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing and this is expected to continue.
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
Gross Margin.    The Company’s gross margin dollars were $2.11 billion for the year ended December 31, 2015, up 10.0% from $1.92 billion for the year ended December 31, 2014. For 2015 compared to 2014, gross margin dollars for all three of the Company’s reportable segments increased. Gross margin dollars as a percentage of revenues increased for both the Company’s temporary and consultant staffing segment and the risk consulting and internal audit services segment on a year-over-year basis. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars from the Company’s temporary and consultant staffing represent revenues less direct costs of services, which consist of payroll, payroll taxes and benefit costs for temporary employees, and reimbursable expenses. The key drivers of gross margin are: i) pay/bill spreads, which represent the differential between wages paid to temporary employees and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company's client. Gross margin dollars for the Company’s temporary and consultant staffing division were $1.46 billion for the year ended December 31, 2015, up 8.8% from $1.35 billion for the year ended December 31, 2014. As a percentage of revenues, gross margin dollars for temporary and consultant staffing were 37.2% in 2015, up from 36.6% in 2014. This year-over-year improvement in gross margin percentage of 0.6% was primarily attributable to higher pay/bill spreads and lower fringe costs driven by lower state unemployment insurance expenses in 2015 compared to 2014.
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
Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $1.06 billion for the year ended December 31, 2015, up 7.8% from $987 million for the year ended December 31, 2014. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing were 27.1% in 2015, up from 26.8% in 2014. For 2015 compared to 2014, the increase in selling, general and administrative expenses as a percentage of revenue is primarily due to an increase in field compensation expense and variable overhead, partially offset by a decrease in administrative compensation and fixed overhead.
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
Operating Income.    The Company’s total operating income was $581 million, or 11.4% of revenues, for the year ended December 31, 2015, up 16.8% from $497 million, or 10.6% of revenues, for the year ended December 31, 2014. For the Company’s temporary and consultant staffing division, operating income was $400 million, or 10.2% of applicable revenues, up 11.5% from $359 million, or 9.8% of applicable revenues, in 2014. For the Company’s permanent placement staffing division, operating income was $85 million, or 20.2% of applicable revenues, up 8.5% from operating income of $78 million, or 19.9% of applicable revenues, in 2014. For the Company’s risk consulting and internal audit services division, operating income was $96 million, or 12.9% of applicable revenues, up 58.9% from operating income of $60 million, or 9.7% of applicable revenues, in 2014.
Provision for income taxes.    The provision for income taxes was relatively consistent at 38.4% and 38.5% for the years ended December 31, 2015 and 2014, respectively.
Liquidity and Capital Resources
The change in the Company’s liquidity during the years ended December 31, 2016, 2015 and 2014, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and payment of dividends.
Cash and cash equivalents were $260 million, $225 million, and $287 million at December 31, 2016, 2015 and 2014, respectively. Operating activities provided $442 million during the year ended December 31, 2016, offset by $112 million and$288 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $438 million during the year ended December 31, 2015, offset by $118 million and $369 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $341 million during the year ended December 31, 2014, offset by $89 million and $230 million of net cash used in investing activities and financing activities, respectively.
Operating activities—Net cash provided by operating activities for the year ended December 31, 2016, was $442 million. This was composed of net income of $343 million adjusted upward for non-cash items of $113 million, offset by net cash used in changes in working capital of $14 million. Net cash provided by operating activities for the year ended December 31, 2015, was composed of net income of $358 million adjusted upward for non-cash items of $89 million, offset by net cash used in changes in working capital of $9 million. Net cash provided by operating activities for the year ended December 31, 2014, was composed of net income of $306 million adjusted upward for non-cash items of $90 million, offset by net cash used in changes in working capital of $55 million.
Investing activities—Cash used in investing activities for the year ended December 31, 2016, was $112 million. This was composed of capital expenditures of $83 million, deposits to trusts for employee deferred compensation plans of $27 million, and payments for acquisitions, net of cash acquired, of $2 million. Cash used in investing activities for the year ended December 31, 2015, was $118 million. This was primarily composed of capital expenditures of $75 million and deposits to trusts for employee deferred compensation plans of $28 million, and payment for an acquisition, net of cash acquired, of $15 million. Cash used in investing activities for the year ended December 31, 2014, was $89 million. This was primarily composed of capital expenditures of $63 million and deposits to trusts for employee deferred compensation plans of $26 million.
Financing activities—Cash used in financing activities for the year ended December 31, 2016, was $288 million. This included repurchases of $176 million in common stock and $114 million in cash dividends to stockholders, offset by the excess tax benefits from stock-based compensation of $2 million. Cash used in financing activities for the year ended December 31, 2015, was $369 million. This included repurchases of $271 million in common stock and $108 million in cash dividends to stockholders, offset by the proceeds of $2 million from exercises of stock options and the excess tax benefits from stock-based compensation of $9 million. Cash used in financing activities for the year ended December 31, 2014, was $230 million. This included repurchases of $154 million in common stock, $97 million in cash dividends to stockholders, offset by proceeds of $14 million from exercises of stock options and the excess tax benefits from stock-based compensation of $7 million.
As of December 31, 2016, the Company is authorized to repurchase, from time to time, up to 6.4 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the years ended December 31, 2016, 2015 and 2014, the Company repurchased approximately 4.0 million shares, 4.3 million shares and 3.3 million shares of common stock on the open market for a total cost of $164 million, $228 million and $162 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the years ended December 31, 2016, 2015 and 2014, such repurchases totaled approximately 0.4 million shares, 0.5 million shares and 0.5 million shares at a cost of $15 million, $25 million and $22 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital at December 31, 2016, included $260 million in cash and cash equivalents. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
On February 8, 2017, the Company announced a quarterly dividend of $.24 per share to be paid to all shareholders of record on February 24, 2017. The dividend will be paid on March 15, 2017.
The Company’s cash flows generated from operations are also the primary source for funding various contractual obligations. The table below summarizes the Company’s major commitments as of December 31, 2016 (in thousands):

	Payments due by period
Contractual Obligations	2017	2018 and 2019	2020 and 2021	Thereafter	Total
Long-term debt obligations	$252	$505	$505	$—	$1,262
Operating lease obligations	85,143	126,554	81,304	66,939	359,940
Purchase obligations	52,920	19,936	111	—	72,967
Other liabilities	1,251	1,539	1,402	5,866	10,058
Total	$139,566	$148,534	$83,322	$72,805	$444,227
Long-term debt obligations consist of promissory notes and related interest as well as other forms of indebtedness issued in connection with certain acquisitions and other payment obligations. Operating lease obligations consist of minimum rental commitments for 2017 and thereafter under non-cancelable leases in effect at December 31, 2016. Purchase obligations consist of purchase commitments primarily related to telecom service agreements, software subscriptions, and computer hardware and software maintenance agreements. Other liabilities consist of asset retirement and deferred compensation obligations.

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
For the year ended December 31, 2016, approximately 20% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, and Australian dollar have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.
During 2016, the U.S. dollar fluctuated, but generally strengthened, against the primary currencies in which the Company conducts business. Currency exchange rates had the effect of decreasing reported net service revenues by $27 million, or 0.5%, in 2016 compared to prior year. The general strengthening of the U.S. dollar also affected the reported level of expenses incurred in the Company's foreign operations. Because substantially all of the Company's foreign operations generated revenues and incurred expenses within the same country and currency, the favorable effect of lower reported operating expenses largely offset the decline in reported revenues. Reported net income was $0.5 million, or 0.2%, lower in the year ended December 31, 2016 compared to prior year due to the effect of currency exchange rates.
For the month ended January 31, 2017, the U.S. dollar weakened against the Euro, British Pound, Canadian Dollar, and Australian dollar. If currency exchange rates were to remain at January 2017 levels throughout 2017, the Company’s 2017 full-year reported revenues would be impacted favorably, mostly offset by an unfavorable impact to operating expenses. Thus, the impact to reported net income would likely be immaterial.
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

Item 8. Financial Statements and Supplementary Data
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share amounts)

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$260,201	$224,577
Accounts receivable, less allowances of $33,133 and $35,087	703,228	704,640
Other current assets	320,805	268,780
Total current assets	1,284,234	1,197,997
Goodwill	209,793	208,579
Other intangible assets, net	3,671	4,508
Property and equipment, net	161,509	142,906
Noncurrent deferred income taxes	118,764	117,054
Total assets	$1,777,971	$1,671,044
LIABILITIES
Accounts payable and accrued expenses	$135,540	$148,108
Accrued payroll and benefit costs	539,048	504,782
Income taxes payable	5,141	2,506
Current portion of notes payable and other indebtedness	167	153
Total current liabilities	679,896	655,549
Notes payable and other indebtedness, less current portion	840	1,007
Other liabilities	10,636	10,707
Total liabilities	691,372	667,263
Commitments and Contingencies (Note I)
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 127,796,558 and 131,156,043 shares	128	131
Capital surplus	1,022,411	979,477
Accumulated other comprehensive loss	(20,502)	(10,294)
Retained earnings	84,562	34,467
Total stockholders’ equity	1,086,599	1,003,781
Total liabilities and stockholders’ equity	$1,777,971	$1,671,044

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Net service revenues	$5,250,399	$5,094,933	$4,695,014
Direct costs of services, consisting of payroll, payroll taxes, benefit costs and reimbursable expenses	3,089,723	2,980,462	2,772,098
Gross margin	2,160,676	2,114,471	1,922,916
Selling, general and administrative expenses	1,606,217	1,533,799	1,425,734
Amortization of intangible assets	1,237	192	557
Interest income, net	(888)	(550)	(724)
Income before income taxes	554,110	581,030	497,349
Provision for income taxes	210,721	223,234	191,421
Net income	$343,389	$357,796	$305,928
Net income per share :
Basic	$2.68	$2.72	$2.28
Diluted	$2.67	$2.69	$2.26
Shares:
Basic	127,991	131,749	134,358
Diluted	128,766	132,930	135,541
Cash dividends declared per share	$.88	$.80	$.72

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2016	2015	2014
COMPREHENSIVE INCOME:
Net income	$343,389	$357,796	$305,928
Foreign currency translation adjustments, net of tax	(10,208)	(25,024)	(23,341)
Total comprehensive income	$333,181	$332,772	$282,587

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
COMMON STOCK—SHARES:
Balance at beginning of period	131,156	135,134	137,466
Net issuances of restricted stock	1,039	785	938
Repurchases of common stock	(4,405)	(4,817)	(3,798)
Exercises of stock options	7	54	528
Balance at end of period	127,797	131,156	135,134
COMMON STOCK—PAR VALUE:
Balance at beginning of period	$131	$135	$137
Net issuances of restricted stock	1	1	1
Repurchases of common stock	(4)	(5)	(4)
Exercises of stock options	—	—	1
Balance at end of period	$128	$131	$135
CAPITAL SURPLUS:
Balance at beginning of period	$979,477	$928,157	$868,120
Net issuances of restricted stock at par value	(1)	(1)	(1)
Stock-based compensation expense	42,699	41,292	40,821
Exercises of stock options—excess over par value	223	1,529	14,323
Tax impact of equity incentive plans	13	8,500	4,894
Balance at end of period	$1,022,411	$979,477	$928,157
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:
Balance at beginning of period	$(10,294)	$14,730	$38,071
Foreign currency translation adjustments, net of tax	(10,208)	(25,024)	(23,341)
Balance at end of period	$(20,502)	$(10,294)	$14,730
RETAINED EARNINGS:
Balance at beginning of period	$34,467	$36,836	$13,315
Net income	343,389	357,796	305,928
Repurchases of common stock—excess over par value	(178,780)	(252,916)	(183,969)
Cash dividends ($.88 per share, $.80 per share and $.72 per share)	(114,514)	(107,249)	(98,438)
Balance at end of period	$84,562	$34,467	$36,836

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$343,389	$357,796	$305,928
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,237	192	557
Depreciation expense	63,078	53,273	49,124
Stock-based compensation expense—restricted stock and stock units	42,699	41,292	40,821
Excess tax benefits from stock-based compensation	(1,822)	(8,762)	(7,174)
Deferred income taxes	(1,868)	(8,579)	(3,643)
Provision for doubtful accounts	9,192	12,005	9,825
Changes in assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(15,888)	(75,745)	(134,917)
Increase in accounts payable, accrued expenses, accrued payroll and benefit costs	19,726	60,232	71,740
(Decrease) increase in income taxes payable	(8,246)	19,948	16,359
Change in other assets, net of change in other liabilities	(9,416)	(13,416)	(7,922)
Net cash flows provided by operating activities	442,081	438,236	340,698
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(2,200)	(14,668)	—
Capital expenditures	(82,956)	(75,057)	(62,830)
Payments to trusts for employee deferred compensation plans	(27,079)	(28,225)	(25,811)
Net cash flows used in investing activities	(112,235)	(117,950)	(88,641)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(176,031)	(271,138)	(153,821)
Cash dividends paid	(114,164)	(107,561)	(97,604)
Decrease in notes payable and other indebtedness	(154)	(140)	(128)
Excess tax benefits from stock-based compensation	1,822	8,762	7,174
Proceeds from exercises of stock options	223	1,529	14,324
Net cash flows used in financing activities	(288,304)	(368,548)	(230,055)
Effect of exchange rate changes on cash and cash equivalents	(5,918)	(14,280)	(10,647)
Net increase (decrease) in cash and cash equivalents	35,624	(62,542)	11,355
Cash and cash equivalents at beginning of period	224,577	287,119	275,764
Cash and cash equivalents at end of period	$260,201	$224,577	$287,119

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$266	$285	$330
Income taxes, net of refunds	$219,415	$212,668	$178,375
Non-cash items:
Stock repurchases awaiting settlement	$14,688	$11,935	$30,152

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Summary of Significant Accounting Policies
Nature of Operations.    Robert Half International Inc. (the “Company”) provides specialized staffing and risk consulting services through such divisions as Accountemps®, Robert Half® Finance & Accounting, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group®, and Protiviti®. The Company, through its Accountemps, Robert Half Finance & Accounting, and Robert Half Management Resources divisions, is a specialized provider of temporary, full-time, and senior-level project professionals in the fields of accounting and finance. OfficeTeam specializes in highly skilled temporary administrative support professionals. Robert Half Technology provides project and full-time technology professionals. Robert Half Legal provides temporary, project, and full-time staffing of lawyers, paralegals and legal support personnel. The Creative Group provides interactive, design, marketing, advertising and public relations professionals. Protiviti is a global consulting firm that helps companies solve problems in finance, technology, operations, data, analytics, governance, risk and internal audit, and is a wholly owned subsidiary of the Company. Revenues are predominantly derived from specialized staffing services. The Company operates in North America, South America, Europe, Asia and Australia. The Company is a Delaware corporation.
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
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of December 31, 2016, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses and income and other taxes. Management estimates are also utilized in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Costs of Services.    Direct costs of temporary and consultant staffing consist of payroll, payroll taxes and benefit costs for the Company’s temporary employees, as well as reimbursable expenses. Direct costs of permanent placement staffing services consist of reimbursable expenses. Risk consulting and internal audit costs of services include professional staff payroll, payroll taxes and benefit costs, as well as reimbursable expenses.
Advertising Costs.    The Company expenses all advertising costs as incurred. Advertising costs for the years ended December 31, 2016, 2015 and 2014, are reflected in the following table (in thousands):

	Years Ended December 31,
	2016	2015	2014
Advertising Costs	$47,312	$44,015	$42,335
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
Goodwill and Intangible Assets.    Goodwill and intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment analysis as of June 30 in each of the three years ended December 31, 2016, and determined that no adjustment to the carrying value of goodwill was required. There were no events or changes in circumstances during the six months ended December 31, 2016 that caused the Company to perform an interim impairment assessment.
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
The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. Valuation allowances of $18.9 million and $26.3 million were recorded as of December 31, 2016 and 2015, respectively. The valuation allowances recorded related primarily to net operating losses in certain foreign operations. If such losses are ultimately utilized to offset future operating income, the Company will recognize a tax benefit up to the full amount of the valuation reserve.
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
Foreign Currency Translation.    The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of the Company's foreign subsidiaries is their local currency. The results of operations of the Company’s foreign subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company’s foreign subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive income within Stockholders’ Equity. Gains and losses resulting from foreign currency transactions are included as a component of selling, general and administrative expenses in the Consolidated Statements of Operations, and have not been material for all periods presented.
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
Internal-use Software.    The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. Internal-use software development costs capitalized for the years ended December 31, 2016, 2015 and 2014, are reflected in the following table (in thousands):

	Years Ended December 31,
	2016	2015	2014
Internal-use software development costs	$33,753	$31,964	$24,367

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B—New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.  In April 2015, the Financial Accounting Standards Board ("FASB") issued authoritative guidance designed to assist customers in their determination of whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance did not change GAAP for a customer’s accounting for service contracts. This guidance was effective for the Company in the first quarter of 2016. The adoption of this guidance did not have a material impact on the Company's financial statements.
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
Balance Sheet Classification of Deferred Taxes. During November 2015, the FASB issued authoritative guidance which changes how deferred taxes are classified on a company's balance sheet. The new guidance provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The standard is effective for fiscal year beginning after December 15, 2016, including interim periods within that reporting period. The Company early adopted this guidance effective December 31, 2016, retrospectively. The adoption resulted in a $145.7 million decrease in current deferred income taxes, a $113.8 million increase in noncurrent deferred income taxes, and a $31.9 million decrease in other liabilities, in the Company's Consolidated Statement of Financial Position at December 31, 2015. The adoption of this guidance had no impact on the Company's results of operations.
Recently Issued Accounting Pronouncements Not Yet Adopted
Revenue from Contracts with Customers. In May 2014, the FASB issued authoritative guidance that provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The new guidance requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The amended guidance also requires additional quantitative and qualitative disclosures. In March 2016, amended guidance was issued to clarify implementation guidance on principal versus agent consideration. In April 2016 an amendment provided clarifications on determining whether a promised license provides a customer with a right to use or a right to access an entity’s intellectual property. In May 2016 an amendment provided narrow scope improvements and practical expedients to reduce the potential diversity, cost and complexity of applying new revenue standard. These amendments, as well as the original guidance, are all effective for annual and interim periods beginning after December 15, 2017. The new standard will be effective for the Company beginning January 1, 2018 and the Company intends to implement the standard with the modified retrospective approach, which recognizes the cumulative effect of application recognized on that date. The Company is in the process of evaluating the impact of adoption of this guidance on its financial statements. Based on our progress to date, the Company does not anticipate any significant changes to systems, processes, or controls, and no one area will be significantly impacted upon adoption.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued authoritative guidance to simplify the goodwill impairment testing process. The new standard eliminates Step 2 of the goodwill impairment test. If a company determines in Step 1 of the goodwill impairment test that the carrying value of goodwill is less than the fair value, an impairment in that amount should be recorded to the income statement, rather than proceeding to Step 2. The new guidance is effective for the Company beginning after December 31, 2019, although early adoption is permitted.
Note C—Other Current Assets
Other current assets consisted of the following (in thousands):

	December 31,
	2016	2015
Deposits in trusts for employee deferred compensation plans	$236,371	$198,256
Other	84,434	70,524
	$320,805	$268,780

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note D—Goodwill
The following table sets forth the activity in goodwill from December 31, 2014, through December 31, 2016 (in thousands):

	Goodwill
	Temporary and consultant staffing	Permanent placement staffing	Risk consulting and internal audit services	Total
Balance as of December 31, 2014	$133,964	$26,450	$39,074	$199,488
Acquisitions (a)	—	—	10,988	10,988
Foreign currency translation adjustments	(791)	(199)	(907)	(1,897)
Balance as of December 31, 2015	$133,173	$26,251	$49,155	$208,579
Acquisitions	1,248	—	299	1,547
Foreign currency translation adjustments	(546)	(236)	449	(333)
Balance as of December 31, 2016	$133,875	$26,015	$49,903	$209,793
(a) In November 2015 the Company, through its wholly owned subsidiary Protiviti, acquired certain assets of Decision First Technologies, a company specializing in business intelligence solutions. As part of the asset acquisition, the Company recorded goodwill of $11 million within its risk consulting and internal audit services segment.

Note E—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	December 31,
	2016	2015
Computer hardware	$170,746	$162,346
Computer software	374,490	339,634
Furniture and equipment	100,472	96,536
Leasehold improvements	133,541	118,491
Other	9,993	9,560
Property and equipment, cost	789,242	726,567
Accumulated depreciation	(627,733)	(583,661)
Property and equipment, net	$161,509	$142,906

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note F—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	December 31,
	2016	2015
Payroll and benefits	$243,301	$240,793
Employee deferred compensation plans	252,349	212,220
Workers’ compensation	19,361	25,834
Payroll taxes	24,037	25,935
Accrued payroll and benefit costs	$539,048	$504,782
Included in employee deferred compensation plans is the following (in thousands):

	December 31,
	2016	2015
Deferred compensation plan and other benefits related to the Company’s Chief Executive Officer	$83,899	$81,874
Note G—Notes Payable and Other Indebtedness
The Company issued promissory notes as well as other forms of indebtedness in connection with certain acquisitions and other payment obligations. These are due in varying installments, carry varying interest rates and, in aggregate, amounted to $1.0 million at December 31, 2016, and $1.2 million at December 31, 2015. At December 31, 2016, $1.0 million of the notes were collateralized by a standby letter of credit. The following table shows the schedule of maturities for notes payable and other indebtedness at December 31, 2016 (in thousands):

2017	$167
2018	183
2019	200
2020	218
2021	239
$1,007
At December 31, 2016, the notes carried fixed rates and the weighted average interest rate for the above was 9.0% for each of the years ended December 31, 2016, 2015 and 2014.
The Company has an uncommitted letter of credit facility (the “facility”) of up to $35.0 million, which is available to cover the issuance of debt support standby letters of credit. The Company had used $15.8 million in debt support standby letters of credit as of December 31, 2016 and $13.5 million as of December 31, 2015. Of the debt support standby letters of credit outstanding, $14.8 million as of December 31, 2016 and $12.3 million as of December 31, 2015, satisfies workers’ compensation insurer’s collateral requirements. There is a service fee of 1.125% on the used portion of the facility. The facility is subject to certain financial covenants and expires on August 31, 2017. The Company intends to renew this facility prior to its August 31, 2017 expiration.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H—Income Taxes
The provision (benefit) for income taxes for the years ended December 31, 2016, 2015 and 2014, consisted of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$156,937	$181,640	$146,633
State	34,927	36,281	33,054
Foreign	20,725	13,892	15,377
Deferred:
Federal and state	(3,785)	(8,398)	(4,626)
Foreign	1,917	(181)	983
	$210,721	$223,234	$191,421
Income before the provision for income taxes for the years ended December 31, 2016, 2015 and 2014, consisted of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Domestic	$494,890	$528,916	$446,886
Foreign	59,220	52,114	50,463
	$554,110	$581,030	$497,349
The income taxes shown above varied from the statutory federal income tax rates for these periods as follows:

	Years Ended December 31,
	2016	2015	2014
Federal U.S. income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.2	4.2	4.2
Non-deductible expenses	0.5	0.5	0.6
Non-U.S. income taxed at different rates, net of foreign tax credits	(0.6)	0.1	(0.2)
Federal tax credits	(0.8)	(0.6)	(0.6)
Tax impact of uncertain tax positions	—	(0.2)	(0.1)
Valuation allowance release, net	(0.1)	(0.5)	(0.3)
Other, net	(0.2)	(0.1)	(0.1)
Effective tax rate	38.0%	38.4%	38.5%
The deferred portion of the tax provision (benefit) consisted of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Amortization of franchise rights	$500	$514	$514
Amortization of other intangibles	1,221	1,590	1,241
Accrued expenses, deducted for tax when paid	(6,889)	(17,664)	(14,221)
Capitalized costs for books, deducted for tax	5,901	5,315	8,809
Depreciation	(2,405)	(5,932)	(4,147)
Federal impact of unrecognized tax benefits	75	1,058	44
Foreign tax credit carryforwards	—	3,636	(186)
Other, net	(271)	2,904	4,303
	$(1,868)	$(8,579)	$(3,643)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the deferred income tax amounts at December 31, 2016 and 2015, were as follows (in thousands):

	December 31,
	2016	2015
Deferred Income Tax Assets
Provision for bad debts	$10,510	$11,092
Deferred compensation and other benefit obligations	112,811	96,948
Workers’ compensation	5,634	8,206
Stock-based compensation	16,772	15,814
Credits and net operating loss carryforwards	30,534	35,499
Other	18,116	23,885
Total deferred income tax assets	194,377	191,444
Deferred Income Tax Liabilities
Amortization of intangible assets	(28,681)	(26,960)
Property and equipment basis differences	(16,640)	(11,890)
Other	(11,658)	(9,720)
Total deferred income tax liabilities	(56,979)	(48,570)
Valuation allowance	(18,907)	(26,329)
Total deferred income tax assets, net	$118,491	$116,545
Credits and net operating loss carryforwards primarily include net operating losses in foreign countries of $24.5 million that expire in 2017 and later; and California enterprise zone tax credits of $3.4 million that expire in 2023. Of the $3.4 million of California enterprise zone tax credits, the Company expects that it will utilize $2.4 million of these credits prior to expiration. Valuation allowances of $17.9 million have been established for net operating losses carryforwards and other deferred items in foreign countries. In addition, a valuation allowance of $1.0 million has been established for California enterprise zone tax credits.
The Company has not provided deferred income taxes or foreign withholding taxes on $16.9 million and $5.7 million of undistributed earnings of its non-U.S. subsidiaries as of December 31, 2016 and 2015, respectively, since the Company intends to reinvest these earnings indefinitely. The U.S. tax impact upon repatriation, net of foreign tax credits, would be $2.1 million and zero for the years ended December 31, 2016 and 2015, respectively.
FASB authoritative guidance prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The literature also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The following table reconciles the total amounts of gross unrecognized tax benefits from January 1, 2014 to December 31, 2016 (in thousands):

	December 31,
	2016	2015	2014
Balance at beginning of period	$814	$4,573	$6,110
Gross increases—tax positions in prior years	92	—	1
Gross decreases—tax positions in prior years	—	(1,807)	(333)
Gross increases—tax positions in current year	114	120	35
Settlements	—	(520)	—
Lapse of statute of limitations	(289)	(1,552)	(1,240)
Balance at end of period	$731	$814	$4,573
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $0.5 million, $0.5 million and $0.9 million for 2016, 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The total amount of interest and penalties accrued as of December 31, 2016, is $0.1 million, including a $0.1 million reduction recorded in income tax expense during the year. The total amount of interest and penalties accrued as of December 31, 2015 is $0.2 million, including a $2.3 million reduction recorded in income tax expense during the year. The total amount of interest and penalties accrued as of December 31, 2014, was $2.5 million, including a $0.3 million reduction recorded in income tax expense during the year.
The Company believes it is reasonably possible that the settlement of certain tax uncertainties could occur within the next twelve months; accordingly, $0.3 million of the unrecognized gross tax benefit has been classified as a current liability as of December 31, 2016. This amount primarily represents unrecognized tax benefits composed of items related to assessed state income tax audits and negotiations.
The Company’s major income tax jurisdictions are the United States, Australia, Belgium, Canada, France, Germany and the United Kingdom. For U.S. federal income tax, the Company remains subject to examination for 2013 and subsequent years. For major U.S. states, with few exceptions, the Company remains subject to examination for 2012 and subsequent years. Generally, for the foreign countries, the Company remains subject to examination for 2009 and subsequent years.
Note I—Commitments and Contingencies
Rental expense, primarily for office premises, amounted to $87.3 million, $85.9 million and $89.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. The approximate minimum rental commitments for 2017 and thereafter under non-cancelable leases in effect at December 31, 2016 were as follows (in thousands):

2017	$85,143
2018	70,863
2019	55,691
2020	47,642
2021	33,662
Thereafter	66,939
$359,940
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Note J—Stockholders’ Equity
Stock Repurchase Program.    As of December 31, 2016, the Company is authorized to repurchase, from time to time, up to 6.4 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the years ended December 31, 2016, 2015 and 2014, are reflected in the following table (in thousands):

	Years Ended December 31,
	2016	2015	2014
Common stock repurchased (in shares)	4,046	4,343	3,336
Common stock repurchased	$163,614	$228,166	$161,587

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. The number and the cost of employee stock plan repurchases made during the years ended December 31, 2016, 2015 and 2014, are reflected in the following table (in thousands):

	Years Ended December 31,
	2016	2015	2014
Repurchases related to employee stock plans (in shares)	359	474	462
Repurchases related to employee stock plans	$15,170	$24,755	$22,386
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for each of the three years ended December 31, 2016, 2015 and 2014 (consisting of stock option exercises and the purchase of shares for the treasury) is presented in the Consolidated Statements of Stockholders’ Equity.
Cash Dividends. The Company’s Board of Directors may at their discretion declare and pay dividends upon the shares of the Company’s stock either out of the Company’s retained earnings or capital surplus. The cash dividends declared during the years ended December 31, 2016, 2015 and 2014, are reflected in the following table:

	Years Ended December 31,
	2016	2015	2014
Cash dividends declared per share	$.88	$.80	$.72
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
Recipients of restricted stock do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant, and for the years of 2016, 2015 and 2014, there were no grants outstanding that received dividends prior to vesting. Restricted stock grants made on or after July 28, 2009, contain forfeitable rights to dividends. Dividends for these grants are accrued on the dividend payment dates but are not paid until the shares vest, and dividends accrued for shares that ultimately do not vest are forfeited. Recipients of stock units do not pay any cash consideration for the units, do not have the right to vote, and do not receive dividends with respect to such units.
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
During the year ended December 31, 2016, the Company granted performance shares to its executives in the form of restricted stock. The shares granted contain (1) a performance condition based on target net income per share, and (2) a market condition based on Total Shareholder Return (“TSR”). The TSR market condition measures the Company’s performance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

against a peer group. Shares will be delivered at the end of the three year vesting and TSR performance period based on the Company’s actual performance compared to the peer group. Actual shares earned will range from fifty percent (50%) to one hundred fifty percent (150%) of the target award after any adjustment made for the performance condition. The fair value of this award was determined using a Monte Carlo simulation with the following assumptions: an historical volatility of 22.82%, 0% dividend yield and a risk-free interest rate of 0.99%. The historical volatility was based on the most recent 2.77-year period for the Company and the components of the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest rate is equal to the yield, as of the measurement date, of the zero-coupon U.S. Treasury bill that is commensurate with the remaining performance measurement period.
Stock-based compensation expense consisted of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Restricted stock and stock units - expense	$42,699	$41,292	$40,821
Unrecognized compensation cost is expected to be recognized over the next four years. Total unrecognized compensation cost, net of estimated forfeitures, consisted of the following (in thousands):

	December 31,
	2016	2015	2014
Restricted stock and stock units - unrecognized future costs	$60,481	$60,627	$54,968

The following table reflects activity under all stock plans from December 31, 2013 through December 31, 2016, and the weighted average exercise prices (in thousands, except per share amounts):

	Restricted Stock Plans without Market-Condition		Restricted Stock Plans with Market-Condition		Stock Option Plans
	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/ Units	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2013	1,317	$31.68	899	$36.58	632	$27.41
Granted	585	$41.60	335	$50.09	—	—
Exercised	—	—	—	—	(528)	$27.12
Restrictions lapsed	(712)	$31.96	—	—	—	—
Forfeited	(25)	$32.82	—	—	(27)	$27.83
Outstanding, December 31, 2014	1,165	$36.47	1,234	$40.24	77	$29.22
Granted	502	$58.14	257	$71.86	—	—
Exercised	—	—	—	—	(54)	$28.18
Restrictions lapsed	(599)	$36.30	(499)	$31.41	—	—
Forfeited	(16)	$37.63	—	—	(11)	$30.94
Outstanding, December 31, 2015	1,052	$46.88	992	$52.89	12	$32.36
Granted	772	$38.47	358	$45.93	—	—
Exercised	—	—	—	—	(7)	$32.36
Restrictions lapsed	(545)	$42.42	(364)	$43.04	—	—
Forfeited	(36)	$41.28	(36)	$43.04	(5)	$32.36
Outstanding, December 31, 2016	1,243	$43.78	950	$54.42	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total pre-tax intrinsic value of stock options exercised and the total fair value of shares vested during the years ended December 31, 2016, 2014 and 2013, are reflected in the following table (in thousands):

	Years Ended December 31,
	2016	2015	2014
Total pre-tax intrinsic value of stock options exercised	$52	$1,709	$9,150
Total fair value of shares vested	$39,302	$56,570	$38,566
At December 31, 2016, the total number of available shares to grant under the plans (consisting of either restricted stock, stock units, stock appreciation rights or options to purchase common stock) was approximately 4.7 million.
Note L—Net Income Per Share
The calculation of net income per share for the three years ended December 31, 2016 is reflected in the following table (in thousands, except per share amounts):

	Years Ended December 31,
	2016	2015	2014

Net income	$343,389	$357,796	$305,928
Basic:
Weighted average shares	127,991	131,749	134,358
Diluted:
Weighted average shares	127,991	131,749	134,358
Dilutive effect of potential common shares	775	1,181	1,183
Diluted weighted average shares	128,766	132,930	135,541
Net income per share:
Basic	$2.68	$2.72	$2.28
Diluted	$2.67	$2.69	$2.26
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net service revenues
Temporary and consultant staffing	$4,026,777	$3,930,843	$3,676,281
Permanent placement staffing	419,314	421,411	394,515
Risk consulting and internal audit services	804,308	742,679	624,218
	$5,250,399	$5,094,933	$4,695,014
Operating income
Temporary and consultant staffing	$393,704	$399,808	$358,533
Permanent placement staffing	80,001	85,019	78,333
Risk consulting and internal audit services	80,754	95,845	60,316
	554,459	580,672	497,182
Amortization of intangible assets	1,237	192	557
Interest income, net	(888)	(550)	(724)
Income before income taxes	$554,110	$581,030	$497,349
The Company does not report total assets by segment. The following tables represent identifiable assets by business segment (in thousands):

	December 31,
	2016	2015	2014
Accounts receivable
Temporary and consultant staffing	$403,074	$425,179	$403,615
Permanent placement staffing	129,506	121,670	115,563
Risk consulting and internal audit services	203,781	192,878	169,042
	$736,361	$739,727	$688,220

	December 31,
	2016	2015	2014
Goodwill
Temporary and consultant staffing	$133,875	$133,173	$133,964
Permanent placement staffing	26,015	26,251	26,450
Risk consulting and internal audit services	49,903	49,155	39,074
	$209,793	$208,579	$199,488

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company operates internationally, with operations in North America, South America, Europe, Asia and Australia. The following tables represent revenues and long-lived assets by geographic location (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net service revenues (a)
Domestic	$4,220,477	$4,105,013	$3,623,812
Foreign (b)	1,029,922	989,920	1,071,202
	$5,250,399	$5,094,933	$4,695,014

	December 31,
	2016	2015	2014
Assets, long-lived
Domestic	$136,434	$117,176	$101,181
Foreign	25,075	25,730	20,573
	$161,509	$142,906	$121,754

(a) There were no customers that accounted for more than 10% of the Company's total net revenue in any year presented.
(b) No individual country represented more than 10% of revenues in any year presented.

Note N—Quarterly Financial Data (Unaudited)
The following tabulation shows certain quarterly financial data for 2016 and 2015 (in thousands, except per share amounts):

	Quarter
2016	1	2	3	4
Net service revenues	$1,302,625	$1,344,160	$1,338,541	$1,265,073
Gross margin	$531,972	$556,993	$552,509	$519,202
Income before income taxes	$133,791	$149,414	$146,324	$124,581
Net income	$83,416	$91,616	$90,569	$77,788
Basic net income per share	$.65	$.71	$.71	$.61
Diluted net income per share	$.64	$.71	$.71	$.61

	Quarter
2015	1	2	3	4
Net service revenues	$1,205,563	$1,272,058	$1,312,718	$1,304,594
Gross margin	$494,087	$530,502	$549,801	$540,081
Income before income taxes	$128,174	$149,235	$159,306	$144,315
Net income	$77,922	$89,706	$96,725	$93,443
Basic net income per share	$.59	$.68	$.74	$.71
Diluted net income per share	$.58	$.67	$.73	$.71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note O—Subsequent Events
On February 8, 2017 the Company announced the following:

Quarterly dividend per share	$.24
Declaration date	February 8, 2017
Record date	February 24, 2017
Payment date	March 15, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Robert Half International Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Robert Half International Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note B to the consolidated financial statements, the Company changed the manner in which it classifies deferred tax assets and liabilities on the consolidated balance sheets in 2016.

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
February 13, 2017

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
Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Item 9B. Other Information
None.

PART III
Except as provided below in this Part III, the information required by Items 10 through 14 of Part III is incorporated by reference from Item 1 of this Report and from the registrant’s Proxy Statement, under the captions “Nomination and Election of Directors,” “Beneficial Stock Ownership,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Corporate Governance,” “The Board and Committees” and “Independent Registered Public Accounting Firm” which Proxy Statement will be mailed to stockholders in connection with the registrant’s annual meeting of stockholders which is scheduled to be held in May 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights A	Weighted average exercise price of outstanding options, warrants and rights B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by security holders	—	$—	4,707,916
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	4,707,916

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
The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:
Consolidated statements of financial position at December 31, 2016 and 2015.
Consolidated statements of operations for the years ended December 31, 2016, 2015, and 2014.
Consolidated statements of comprehensive income for the years ended December 31, 2016, 2015, and 2014.
Consolidated statements of stockholders’ equity for the years ended December 31, 2016, 2015, and 2014.
Consolidated statements of cash flows for the years ended December 31, 2016, 2015, and 2014.
Notes to consolidated financial statements.
Report of independent registered public accounting firm.
Selected quarterly financial data for the years ended December 31, 2016 and 2015 are set forth in Note N—Quarterly Financial Data (Unaudited) included in Item 8 of this report.
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

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

Date: February 13, 2017	By:	/s/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 13, 2017	By:	/s/ HAROLD M. MESSMER, JR.
Harold M. Messmer, Jr. Chairman of the Board, Chief Executive Officer, and a Director (Principal Executive Officer)

Date: February 13, 2017	By:	/s/ ANDREW S. BERWICK, JR.
Andrew S. Berwick, Jr., Director

Date: February 13, 2017	By:	/s/ MARC H. MORIAL
Marc H. Morial, Director

Date: February 13, 2017	By:	/s/ BARBARA J. NOVOGRADAC
Barbara J. Novogradac, Director

Date: February 13, 2017	By:	/s/ ROBERT J. PACE
Robert J. Pace, Director

Date: February 13, 2017	By:	/s/ FREDERICK A. RICHMAN
Frederick A. Richman, Director

Date: February 13, 2017	By:	/s/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President, Chief Financial Officer and a Director (Principal Financial Officer)

Date: February 13, 2017	By:	/s/ MICHAEL C. BUCKLEY
Michael C. Buckley Executive Vice President and Treasurer (Principal Accounting Officer)

Schedule II—Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Charged to Expenses	Deductions	Translation Adjustments	Balance at End of Period
Year Ended December 31, 2014
Allowance for doubtful accounts receivable	$27,261	9,825	(3,670)	(2,872)	$30,544
Deferred tax valuation allowance	$37,044	1,742	(6,056)	(3,169)	$29,561
Year Ended December 31, 2015
Allowance for doubtful accounts receivable	$30,544	12,005	(5,353)	(2,109)	$35,087
Deferred tax valuation allowance	$29,561	6,283	(8,068)	(1,447)	$26,329
Year Ended December 31, 2016
Allowance for doubtful accounts receivable	$35,087	9,192	(9,907)	(1,239)	$33,133
Deferred tax valuation allowance	$26,329	2,160	(9,517)	(65)	$18,907