Form 10-Q
period 2017-03-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2017-05-05
CIK 315213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 FORM 10-Q
______________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)

Smaller reporting company	☐		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2017:
127,179,472 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share amounts)

March 31, 2017	December 31, 2016

ASSETS
Cash and cash equivalents	$260,143	$260,201
Accounts receivable, less allowances of $32,047 and $33,133	700,419	703,228
Other current assets	335,360	320,805
Total current assets	1,295,922	1,284,234
Goodwill	209,925	209,793
Other intangible assets, net	3,370	3,671
Property and equipment, net	157,782	161,509
Noncurrent deferred income taxes	108,211	118,764
Total assets	$1,775,210	$1,777,971
LIABILITIES
Accounts payable and accrued expenses	$117,308	$135,540
Accrued payroll and benefit costs	546,900	539,048
Income taxes payable	18,221	5,141
Current portion of notes payable and other indebtedness	171	167
Total current liabilities	682,600	679,896
Notes payable and other indebtedness, less current portion	795	840
Other liabilities	10,872	10,636
Total liabilities	694,267	691,372
Commitments and Contingencies (Note F)
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 127,179,468 shares and 127,796,558 shares	127	128
Capital surplus	1,032,267	1,022,411
Accumulated other comprehensive loss	(15,638)	(20,502)
Retained earnings	64,187	84,562
Total stockholders’ equity	1,080,943	1,086,599
Total liabilities and stockholders’ equity	$1,775,210	$1,777,971

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016

Net service revenues	$1,287,370	$1,302,625
Direct costs of services, consisting of payroll, payroll taxes, benefit costs and reimbursable expenses	761,542	770,653
Gross margin	525,828	531,972
Selling, general and administrative expenses	400,249	398,074
Amortization of intangible assets	301	288
Interest income, net	(223)	(181)
Income before income taxes	125,501	133,791
Provision for income taxes	46,980	50,375
Net income	$78,521	$83,416

Net income per share:
Basic	$.63	$.65
Diluted	$.62	$.64

Shares:
Basic	125,537	129,281
Diluted	126,418	130,137
Cash dividends declared per share	$.24	$.22

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2017	2016
COMPREHENSIVE INCOME:
Net income	$78,521	$83,416
Foreign currency translation adjustments, net of tax	4,864	7,986
Total comprehensive income	$83,385	$91,402

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
COMMON STOCK—SHARES:
Balance at beginning of period	127,797	131,156
Net issuances of restricted stock	807	901
Repurchases of common stock	(1,425)	(741)
Exercises of stock options	—	2
Balance at end of period	127,179	131,318
COMMON STOCK—PAR VALUE:
Balance at beginning of period	$128	$131
Net issuances of restricted stock	1	1
Repurchases of common stock	(2)	(1)
Balance at end of period	$127	$131
CAPITAL SURPLUS:
Balance at beginning of period	$1,022,411	$979,477
Net issuances of restricted stock at par value	(1)	(1)
Stock-based compensation expense	9,857	10,348
Exercises of stock options—excess over par value	—	60
Tax impact of equity incentive plans	—	(459)
Balance at end of period	$1,032,267	$989,425
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:
Balance at beginning of period	$(20,502)	$(10,294)
Foreign currency translation adjustments, net of tax	4,864	7,986
Balance at end of period	$(15,638)	$(2,308)
RETAINED EARNINGS:
Balance at beginning of period	$84,562	$34,467
Net income	78,521	83,416
Repurchases of common stock—excess over par value	(68,295)	(31,366)
Cash dividends ($.24 per share and $.22 per share)	(30,601)	(28,812)
Balance at end of period	$64,187	$57,705

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$78,521	$83,416
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	301	288
Depreciation expense	15,899	15,123
Stock-based compensation expense—restricted stock and stock units	9,857	10,348
Excess tax benefits from stock-based compensation	—	(395)
Deferred income taxes	10,556	(835)
Provision for doubtful accounts	1,697	1,226
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	4,296	(25,379)
Decrease in accounts payable, accrued expenses, accrued payroll and benefit costs	(7,498)	(35,101)
Increase in income taxes payable	27,860	42,278
Change in other assets, net of change in other liabilities	(17,989)	(12,483)
Net cash flows provided by operating activities	123,500	78,486
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,335)	(18,810)
Payments to trusts for employee deferred compensation plans	(4,939)	(5,357)
Net cash flows used in investing activities	(15,274)	(24,167)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(80,687)	(40,182)
Cash dividends paid	(30,597)	(28,748)
Payments for notes payable and other indebtedness	(41)	(38)
Excess tax benefits from stock-based compensation	—	395
Proceeds from exercises of stock options	—	60
Net cash flows used in financing activities	(111,325)	(68,513)
Effect of exchange rate changes on cash and cash equivalents	3,041	3,736
Net decrease in cash and cash equivalents	(58)	(10,458)
Cash and cash equivalents at beginning of period	260,201	224,577
Cash and cash equivalents at end of period	$260,143	$214,119

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Stock repurchases awaiting settlement	$2,298	$3,120

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017

Note A—Summary of Significant Accounting Policies
Nature of Operations. Robert Half International Inc. (the “Company”) provides specialized staffing and risk consulting services through such divisions as Accountemps®, Robert Half® Finance & Accounting, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group®, and Protiviti®. The Company, through its Accountemps, Robert Half Finance & Accounting, and Robert Half Management Resources divisions, is a specialized provider of temporary, full-time, and senior-level project professionals in the fields of accounting and finance. OfficeTeam specializes in highly skilled temporary administrative support professionals. Robert Half Technology provides project and full-time technology professionals. Robert Half Legal provides temporary, project, and full-time staffing of lawyers, paralegals and legal support personnel. The Creative Group provides interactive, design, marketing, advertising and public relations professionals. Protiviti is a global consulting firm that helps companies solve problems in finance, technology, operations, data, analytics, governance, risk and internal audit, and is a wholly-owned subsidiary of the Company. Revenues are predominantly derived from specialized staffing services. The Company operates in North America, South America, Europe, Asia and Australia. The Company is a Delaware corporation.
Basis of Presentation. The unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). The comparative year-end condensed consolidated statement of financial position data presented was derived from audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the periods presented have been included. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2016, included in its Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for a full year.
Principles of Consolidation. The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany balances have been eliminated.
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of March 31, 2017, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, and income and other taxes. Management estimates are also utilized in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions.
Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs for the three months ended March 31, 2017 and 2016, are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2017	2016
Advertising costs	$11,471	$11,261

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2017

Note B— New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Stock Compensation. In March 2016, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which changes financial reporting as it relates to Employee Share-Based Payment Accounting. Under the new guidance, several aspects of the accounting for share-based payment award transactions will be simplified, including: i) income tax consequences; ii) classification of awards as either equity or liabilities; and iii) classification on the statement of cash flows. The new guidance was effective for annual and interim periods beginning after December 15, 2016 and was adopted by the Company effective January 1, 2017. The adoption of this guidance did not have a material impact on the Company's financial statements.
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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2017

Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued authoritative guidance to simplify the goodwill impairment testing process. The new standard eliminates Step 2 of the goodwill impairment test. If a company determines in Step 1 of the goodwill impairment test that the carrying value of goodwill is greater than the fair value, an impairment in that amount should be recorded to the income statement, rather than proceeding to Step 2. The new guidance is effective for the Company beginning after December 31, 2019, although early adoption is permitted. The Company believes the adoption of this guidance will not have a material impact on its financial statements.
Note C—Other Current Assets
Other current assets consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Deposits in trusts for employee deferred compensation plans	$252,446	$236,371
Other	82,914	84,434
Other current assets	$335,360	$320,805
Note D—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Computer hardware	$172,880	$170,746
Computer software	378,076	374,490
Furniture and equipment	99,805	100,472
Leasehold improvements	137,536	133,541
Other	10,241	9,993
Property and equipment, cost	798,538	789,242
Accumulated depreciation	(640,756)	(627,733)
Property and equipment, net	$157,782	$161,509
Note E—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Payroll and benefits	$238,587	$243,301
Employee deferred compensation plans	257,545	252,349
Workers’ compensation	19,945	19,361
Payroll taxes	30,823	24,037
Accrued payroll and benefit costs	$546,900	$539,048
Included in employee deferred compensation plans is the following (in thousands):

	March 31, 2017	December 31, 2016
Deferred compensation plan and other benefits related to the Company’s Chief Executive Officer	$83,628	$83,899

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2017

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2017

Note G— Stockholders' Equity
Stock Repurchase Program. As of March 31, 2017, the Company is authorized to repurchase, from time to time, up to 5.2 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the three months ended March 31, 2017 and 2016, are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2017	2016
Common stock repurchased (in shares)	1,121	682
Common stock repurchased	$53,586	$28,777

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. The number and the cost of repurchases related to employee stock plans made during the three months ended March 31, 2017 and 2016, are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2017	2016
Repurchases related to employee stock plans (in shares)	304	59
Repurchases related to employee stock plans	$14,711	$2,590
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Repurchase activity for the three months ended March 31, 2017 and 2016, is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.
Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2017

Note H—Net Income Per Share
The calculation of net income per share for the three months ended March 31, 2017 and 2016 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016

Net income	$78,521	$83,416
Basic:
Weighted average shares	125,537	129,281

Diluted:
Weighted average shares	125,537	129,281
Dilutive effect of potential common shares	881	856
Diluted weighted average shares	126,418	130,137

Net income per share:
Basic	$.63	$.65
Diluted	$.62	$.64

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
The accounting policies of the segments are set forth in Note A—"Summary of Significant Accounting Policies" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company evaluates performance based on income from operations before net interest income, intangible amortization expense, and income taxes.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2017

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the three ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Net service revenues
Temporary and consultant staffing	$987,606	$1,009,165
Permanent placement staffing	103,633	106,289
Risk consulting and internal audit services	196,131	187,171
	$1,287,370	$1,302,625
Operating income
Temporary and consultant staffing	$90,371	$97,883
Permanent placement staffing	18,302	21,502
Risk consulting and internal audit services	16,906	14,513
	125,579	133,898
Amortization of intangible assets	301	288
Interest income, net	(223)	(181)
Income before income taxes	$125,501	$133,791
Note J—Subsequent Events
On May 3, 2017, the Company announced the following:

Quarterly dividend per share	$.24
Declaration date	May 3, 2017
Record date	May 25, 2017
Payment date	June 15, 2017

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
Executive Overview
Demand for the Company’s temporary and permanent placement staffing and risk consulting and internal audit services is largely dependent upon general economic and labor trends both domestically and abroad. Correspondingly, while the U.S. economic environment is largely stable, and the job market is strong, the hiring cycle remains uncharacteristically long as employers take more time to make hiring decisions, which has an adverse impact to revenue growth. Outside the U.S., demand was positively impacted by improving economic conditions, particularly in continental Europe. During the first quarter of 2017, net service revenues were $1.29 billion, a decrease of 1% from the prior year. Net income decreased 6% to $79 million and diluted net income per share decreased 3% to $.62. Revenue growth for temporary and permanent placement staffing was down 2%, while risk consulting and internal audit services experienced 5% revenue growth for the first quarter of 2017 compared to the first quarter of last year.
We believe that the Company is well positioned in the current macroeconomic environment. The United States economic backdrop throughout the first quarter of 2017 was stable for the Company as real gross domestic product (GDP) grew 0.7%, while the unemployment rate declined from 4.7% in December 2016 to 4.5% in March 2017. In the United States, the number of job openings has exceeded the number of hires since February 2015, creating competition for skilled talent that increases the Company's value to clients. A number of professional occupations are nearing full employment, which is placing pressure on the supply of available talent and increasing our value to clients. The secular demand for temporary staffing is also ongoing. The number of temporary workers as a percentage of the overall U.S. workforce remains near an all-time high, a sign employers are building flexible staffing options into their human resource plans with increasing frequency.
Protiviti has been broadening its practice areas and now serves clients in a wide range of consulting areas. These include business performance improvement; data management and advanced analytics; digital transformation; forensics; technology consulting; internal audit and financial advisory services; risk and compliance; and transaction services.

We monitor various economic indicators and business trends in all of the countries in which we operate to anticipate demand for the Company’s services. We evaluate these trends to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends. As such, during the first quarter of 2017, temporary staffing, permanent placement staffing and risk consulting and internal audit headcount was relatively consistent with prior year-end levels, with modest increases in targeted countries outside of the U.S.
We have limited visibility into future revenues not only due to the dependence on macroeconomic conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, we typically assess headcount and other investments on at least a quarterly basis. That said, based on current trends and conditions, we expect headcount levels for our full-time staff to remain relatively flat for each of our reporting segments in the US, with modest headcount growth internationally as demand requires it, through the second quarter of 2017.
Capital expenditures for the three months ended March 31, 2017 totaled $10 million, approximately 53% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s future growth opportunities. While the upgrades to enterprise resource planning and project management applications and the implementation of a global CRM application are nearly complete, we continue to invest in digital technology initiatives designed to enhance our service offerings to both clients and candidates. Capital expenditures also included amounts spent on tenant improvements and furniture and equipment in the Company's leased offices. We currently expect that 2017 capital expenditures will range from $55 million to $65 million.
Critical Accounting Policies and Estimates
The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to the Company's accounting policies or estimates for the three months ended March 31, 2017.
Recent Accounting Pronouncements
See Note B—"New Accounting Pronouncements" to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
Results of Operations
Demand for the Company’s temporary and permanent placement staffing and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Correspondingly, while the U.S. economic environment is largely stable, and the job market is strong, the hiring cycle remains uncharacteristically long as employers take more time to make hiring decisions, which has an adverse impact to revenue growth. Outside the U.S., demand was positively impacted by improving economic conditions, particularly in continental Europe. Because of the inherent difficulty in predicting economic trends and the absence of material long-term contracts in any of the Company's business units, future demand for the Company’s services cannot be forecast with certainty. We believe the Company is well positioned in the current global macroeconomic environment.
The Company’s temporary and permanent placement staffing business has 325 offices in 42 states, the District of Columbia and 17 foreign countries, while Protiviti has 56 offices in 23 states and 11 foreign countries.
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

In order to calculate constant currency revenue growth rates, as reported amounts are retranslated using foreign currency exchange rates from the prior year’s comparable period. Management then calculates a global, weighted-average number of billing days for each reporting period based upon input from all countries and all lines of business. In order to remove the fluctuations caused by comparable periods having different billing days, the Company calculates same billing day revenue growth rates by dividing each comparative period’s reported revenues by the calculated number of billing days for that period to arrive at a per billing day amount. Same billing day growth rates are then calculated based upon the per billing day amounts. The term “same billing days and constant currency” means that the impact of different billing days has been removed from the constant currency calculation.
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
Three Months Ended March 31, 2017 and 2016
Revenues. The Company’s revenues were $1.29 billion for the three months ended March 31, 2017, decreasing by 1.2% compared to $1.30 billion for the three months ended March 31, 2016. Revenues from foreign operations represented 20% of total revenues for the three months ended March 31, 2017, up slightly from 19% of total revenues for the three months ended March 31, 2016. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. For the three months ended March 31, 2017, revenue for risk consulting and internal audit services was up and revenues for temporary and consultant staffing and permanent placement staffing were down compared to the same period in 2016. Revenue growth was strongest internationally, most notably within Europe. Risk consulting and internal audit services continued to post positive growth rates. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing revenues were $988 million for the three months ended March 31, 2017, decreasing by 2.1% compared to revenues of $1.01 billion for the three months ended March 31, 2016. Key drivers of temporary and consultant staffing revenues include average hourly bill rates and the number of hours worked by the Company’s temporary employees on client engagements. On a same-day, constant-currency basis, temporary and consultant staffing revenues decreased 2.8% for the first quarter of 2017 compared to the first quarter of 2016, due primarily to fewer hours worked by the Company's temporary employees, partially offset by a 3.7% increase in average bill rates. In the U.S., revenues in the first quarter of 2017 decreased 4.4% on an as reported basis and 5.6% on a same-day basis, compared to the first quarter of 2016. For the Company’s international operations, 2017 first quarter revenues increased 8.1% on an as reported basis and 9.4% on a same-day, constant-currency basis, compared to the first quarter of 2016.
Permanent placement staffing revenues were $104 million for the three months ended March 31, 2017, decreasing by 2.5% compared to revenues of $106 million for the three months ended March 31, 2016. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. On a same-day, constant-currency basis, permanent placement staffing revenues decreased 3.1% for the first quarter of 2017 compared to the first quarter of 2016. The decrease in as reported revenue was driven primarily by a decrease in number of placements. In the U.S., revenues for the first quarter of 2017 decreased 6.4% on an as reported basis and 7.6% on a same-day basis, compared to the first quarter of 2016. For the Company’s international operations, revenues for the first quarter of 2017 increased 7.6% on an as reported basis and 8.4% on a same-day, constant-currency basis, compared to the first quarter of 2016. Historically, demand for permanent placement staffing is even more sensitive to economic and labor market conditions than demand for temporary and consultant staffing and this is expected to continue.
Risk consulting and internal audit services revenues were $196 million for the three months ended March 31, 2017, increasing by 4.8% compared to revenues of $187 million for the three months ended March 31, 2016. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On a same-day, constant-currency basis, risk consulting and internal audit services revenues increased 4.2% for the first quarter of 2017 compared to the first quarter of 2016, due primarily to increases in number of hours worked and average hourly bill rates. In the U.S., revenues in the first quarter of 2017 increased 4.8% on an as reported basis and 3.6% on a same-day basis, compared to the first quarter of 2016. Contributing to the U.S. increase was continued growth in services related to the internal audit and financial advisory solution and risk and compliance solution. The Company’s risk consulting and internal audit services revenues from international operations increased 4.5% on an as reported basis and 7.2% on a same-day, constant-currency basis, compared to the first quarter of 2016.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended March 31, 2017, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	-2.1%	-4.4%	8.1%
Billing Days Impact	-1.2%	-1.2%	-1.4%
Currency Impact	0.5%	—	2.7%
Same Billing Days and Constant Currency	-2.8%	-5.6%	9.4%
Permanent placement staffing
As Reported	-2.5%	-6.4%	7.6%
Billing Days Impact	-1.2%	-1.2%	-1.3%
Currency Impact	0.6%	—	2.1%
Same Billing Days and Constant Currency	-3.1%	-7.6%	8.4%
Risk consulting and internal audit services
As Reported	4.8%	4.8%	4.5%
Billing Days Impact	-1.2%	-1.2%	-1.3%
Currency Impact	0.6%	—	4.0%
Same Billing Days and Constant Currency	4.2%	3.6%	7.2%
Gross Margin. The Company’s gross margin dollars were $526 million for the three months ended March 31, 2017, decreasing by 1.2% compared to $532 million for the three months ended March 31, 2016. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars from the Company’s temporary and consultant staffing represent revenues less direct costs of services, which consist of payroll, payroll taxes and benefit costs for temporary employees, and reimbursable expenses. The key drivers of gross margin are: i) pay-bill spreads, which represent the differential between wages paid to temporary employees and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company's client. Gross margin dollars for the Company’s temporary and consultant staffing division were $369 million for the three months ended March 31, 2017, decreasing 1.4% compared to $375 million for the three months ended March 31, 2016. As a percentage of revenues, gross margin for temporary and consultant staffing was 37.4% in the first quarter of 2017, up slightly from 37.1% in the first quarter of 2016. This year-over-year improvement in gross margin percentage is primarily attributable to higher pay-bill spreads.
Gross margin dollars from permanent placement staffing represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $104 million for the three months ended March 31, 2017, decreasing 2.6% from $106 million for the three months ended March 31, 2016. Because reimbursable expenses for permanent placement staffing are de minimis, gross margin dollars are substantially explained by revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $53 million for the three months ended March 31, 2017, increasing 3.5% compared to $51 million for the three months ended March 31, 2016. As a percentage of revenues, gross margin for risk consulting and internal audit services in the first quarter of 2016 was 27.0%, down slightly from 27.4% in the first quarter of 2016. The slight decline in the first quarter of 2017 gross margin compared to the first quarter of 2016 was primarily due to an increase in pay rates for professional staff and slightly lower staff utilization rates.
Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The Company’s selling, general and administrative expenses were $400 million for the three months ended March 31, 2017, increasing 0.5% from $398 million for the three months ended March 31, 2016. As a percentage of revenues, the Company’s selling, general and administrative expenses were 31.1% for the first quarter of 2017, up from 30.6% for the first quarter of 2016. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $279 million for the three months ended March 31, 2017, increasing 0.8% from $277 million for the three months ended March 31, 2016. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing were 28.2% in the first quarter of 2017, up from 27.4% in the first quarter of 2016 due primarily to increases in staff compensation costs.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $85 million for the three months ended March 31, 2017, increasing by 0.6% compared to $84 million for the three months ended March 31, 2016. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing were 82.1% in the first quarter of 2017, up from 79.6% in the first quarter of 2016 due primarily to an increase in staff compensation costs.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $36 million for the three months ended March 31, 2017, decreasing by 1.6% compared to $37 million for the three months ended March 31, 2016. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 18.4% in the first quarter of 2017, down from 19.6% in the first quarter of 2016 due primarily to an improvement in leverage resulting from increased revenue.
Operating Income. The Company’s total operating income was $126 million, or 9.8% of revenues, for the three months ended March 31, 2017, down from $134 million, or 10.3% of revenues, for the three months ended March 31, 2016. For the Company’s temporary and consultant staffing division, operating income was $90 million, or 9.2% of applicable revenues, down from $98 million, or 9.7% of applicable revenues, in the first quarter of 2016. For the Company’s permanent placement staffing division, operating income was $19 million, or 17.7% of applicable revenues, down from an operating income of $21 million, or 20.2% of applicable revenues, in the first quarter of 2016. For the Company’s risk consulting and internal audit services division, operating income was $17 million, or 8.6% of applicable revenues, up from an operating income of $15 million, or 7.8% of applicable revenues, in the first quarter of 2016.
Provision for income taxes. The provision for income taxes was 37.4% and 37.7% for the three months ended March 31, 2017 and 2016, respectively. The slightly lower tax rate is primarily due to the impact from restricted stock vesting at an average price higher than the average fair market value of the grants, pursuant to the stock compensation accounting guidance adopted in the first quarter of 2017.
Liquidity and Capital Resources
The change in the Company’s liquidity during the three months ended March 31, 2017 and 2016 is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and payment of dividends.
Cash and cash equivalents were $260 million and $214 million at March 31, 2017 and 2016, respectively. Operating activities provided $124 million during the three months ended March 31, 2017, which was offset by $15 million and $111 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $78 million during the three months ended March 31, 2016, which was partially offset by $24 million and $69 million of net cash used in investing activities and financing activities, respectively.
Operating activities—Net cash provided by operating activities for the three months ended March 31, 2017, was composed of net income of $79 million, adjusted upward for non-cash items of $38 million and cash provided by changes in working capital of $7 million. Net cash provided by operating activities for the three months ended March 31, 2016, was comprised of net income of $83 million, adjusted upward for non-cash items of $26 million, and offset by cash used in changes in working capital of $31 million.

Investing activities—Net cash used in investing activities for the three months ended March 31, 2017, was $15 million. This was composed of capital expenditures of $10 million and deposits to trusts for employee deferred compensation plans of $5 million. Net cash used in investing activities for the three months ended March 31, 2016, was $24 million. This was comprised of capital expenditures of $19 million and deposits to trusts for employee benefits and retirement plans of $5 million.
Financing activities—Net cash used in financing activities for the three months ended March 31, 2017, was $111 million. This included repurchases of $81 million in common stock and $30 million in cash dividends to stockholders. Net cash used in financing activities for the three months ended March 31, 2016, was $69 million. This included repurchases of $40 million in common stock and $29 million in cash dividends to stockholders.
As of March 31, 2017, the Company is authorized to repurchase, from time to time, up to 5.2 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the three months ended March 31, 2017 and 2016, the Company repurchased 1.1 million shares, at a cost of $54 million, and 0.7 million shares of common stock, at a cost of $29 million, on the open market, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the three months ended March 31, 2017 and 2016, such repurchases totaled 0.3 million shares, at a cost of $15 million, and 0.1 million shares, at a cost of $3 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital at March 31, 2017, included $260 million in cash and cash equivalents. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
On May 3, 2017, the Company announced a quarterly dividend of $.24 per share to be paid to all shareholders of record as of May 25, 2017. The dividend will be paid on June 15, 2017.
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
For the three months ended March 31, 2017, approximately 20% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, and Australian dollar, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.
During the first three months of 2017, the U.S. dollar fluctuated, but generally strengthened, against the primary currencies in which the Company conducts business, compared to one year ago. Currency exchange rates had the effect of decreasing reported net service revenues by $7 million, or 1%, in the first quarter of 2017 compared to the same period one year ago. The general strengthening of the U.S. dollar also affected the reported level of expenses incurred in our foreign operations. Because substantially all our foreign operations generated revenues and incurred expenses within the same country and currency, the favorable effect of lower reported operating expenses largely offset the decline in reported revenues. Reported net income was lower by $0.2 million, or 0.2%, in the first quarter of 2017 compared to the same period one year ago due to the effect of currency exchange rates.
For the one month ended April 30, 2017, the U.S. dollar has strengthened against the Australian Dollar and Canadian Dollar but weakened against the British Pound and Euro. If currency exchange rates were to remain at March 2017 levels throughout the remainder of 2017, the exchange rate impact on the Company’s 2017 full-year reported revenues and operating expenses would be nearly flat compared to full year 2016 results. Thus, the impact to reported net income, should current trends continue, would be immaterial.
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

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
There have been no material developments with regard to the legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016.
ITEM 1A. Risk Factors
There have not been any material changes with regard to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (d)
January 1, 2017 to January 31, 2017	76,581	(a)	$46.80	17,204	6,349,383
February 1, 2017 to February 28, 2017	451,799	(b)	$47.57	423,361	5,926,022
March 1, 2017 to March 31, 2017	895,850	(c)	$48.25	679,896	5,246,126
Total January 1, 2017 to March 31, 2017	1,424,230			1,120,461

(a)	Includes 59,377 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(b)	Includes 28,438 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(c)	Includes 215,954 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(d)
Commencing in October 1997, the Company's Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company's common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 108,000,000 shares have been authorized for repurchase of which 102,753,874 shares have been repurchased as of March 31, 2017.

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

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: May 5, 2017