Form 10-Q
period 2017-06-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2017-08-03
CIK 315213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 FORM 10-Q
______________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2017:
126,184,289 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share amounts)

June 30, 2017	December 31, 2016

ASSETS
Cash and cash equivalents	$297,798	$260,201
Accounts receivable, less allowances of $33,651 and $33,133	708,493	703,228
Other current assets	340,815	320,805
Total current assets	1,347,106	1,284,234
Goodwill	210,393	209,793
Other intangible assets, net	6,255	3,671
Property and equipment, net	153,563	161,509
Deferred income taxes	118,821	118,764
Total assets	$1,836,138	$1,777,971
LIABILITIES
Accounts payable and accrued expenses	$127,664	$135,540
Accrued payroll and benefit costs	551,632	539,048
Income taxes payable	39,972	5,141
Current portion of notes payable and other indebtedness	175	167
Total current liabilities	719,443	679,896
Notes payable and other indebtedness, less current portion	750	840
Other liabilities	11,561	10,636
Total liabilities	731,754	691,372
Commitments and Contingencies (Note G)
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 126,184,290 shares and 127,796,558 shares	126	128
Capital surplus	1,043,137	1,022,411
Accumulated other comprehensive loss	(5,506)	(20,502)
Retained earnings	66,627	84,562
Total stockholders’ equity	1,104,384	1,086,599
Total liabilities and stockholders’ equity	$1,836,138	$1,777,971

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net service revenues	$1,308,428	$1,344,160	$2,595,798	$2,646,785
Direct costs of services, consisting of payroll, payroll taxes, benefit costs and reimbursable expenses	769,990	787,167	1,531,532	1,557,820
Gross margin	538,438	556,993	1,064,266	1,088,965
Selling, general and administrative expenses	407,721	407,496	807,970	805,570
Amortization of intangible assets	365	314	666	602
Interest income, net	(355)	(231)	(578)	(412)
Income before income taxes	130,707	149,414	256,208	283,205
Provision for income taxes	50,391	57,798	97,371	108,173
Net income	$80,316	$91,616	$158,837	$175,032

Net income per share:
Basic	$.64	$.71	$1.27	$1.36
Diluted	$.64	$.71	$1.26	$1.35

Shares:
Basic	124,617	128,586	125,074	128,933
Diluted	125,104	129,329	125,758	129,733
Cash dividends declared per share	$.24	$.22	$.48	$.44

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
COMPREHENSIVE INCOME:
Net income	$80,316	$91,616	$158,837	$175,032
Foreign currency translation adjustments, net of tax	10,132	(4,193)	14,996	3,793
Total comprehensive income	$90,448	$87,423	$173,833	$178,825

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

	Six Months Ended June 30,
	2017	2016
COMMON STOCK—SHARES:
Balance at beginning of period	127,797	131,156
Net issuances of restricted stock	829	935
Repurchases of common stock	(2,442)	(1,955)
Exercises of stock options	—	2
Balance at end of period	126,184	130,138
COMMON STOCK—PAR VALUE:
Balance at beginning of period	$128	$131
Net issuances of restricted stock	1	1
Repurchases of common stock	(3)	(2)
Balance at end of period	$126	$130
CAPITAL SURPLUS:
Balance at beginning of period	$1,022,411	$979,477
Net issuances of restricted stock at par value	(1)	(1)
Stock-based compensation expense	20,727	22,093
Exercises of stock options—excess over par value	—	78
Tax impact of equity incentive plans	—	(687)
Balance at end of period	$1,043,137	$1,000,960
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	$(20,502)	$(10,294)
Foreign currency translation adjustments, net of tax	14,996	3,793
Balance at end of period	$(5,506)	$(6,501)
RETAINED EARNINGS:
Balance at beginning of period	$84,562	$34,467
Net income	158,837	175,032
Repurchases of common stock—excess over par value	(115,807)	(76,999)
Cash dividends ($.48 per share and $.44 per share)	(60,965)	(57,581)
Balance at end of period	$66,627	$74,919

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$158,837	$175,032
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	666	602
Depreciation expense	31,845	30,710
Stock-based compensation expense—restricted stock and stock units	20,727	22,093
Excess tax benefits from stock-based compensation	—	(802)
Deferred income taxes	18	(2,070)
Provision for doubtful accounts	3,421	3,213
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	3,376	(29,330)
Increase in accounts payable, accrued expenses, accrued payroll and benefit costs	38	7,215
Increase in income taxes payable	49,229	9,741
Change in other assets, net of change in other liabilities	(10,097)	(9,210)
Net cash flows provided by operating activities	258,060	207,194
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(1,643)	(1,400)
Capital expenditures	(21,186)	(43,740)
Payments to trusts for employee deferred compensation plans	(15,245)	(11,251)
Net cash flows used in investing activities	(38,074)	(56,391)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(129,243)	(81,544)
Cash dividends paid	(61,448)	(57,895)
Payments for notes payable and other indebtedness	(82)	(75)
Excess tax benefits from stock-based compensation	—	802
Proceeds from exercises of stock options	—	78
Net cash flows used in financing activities	(190,773)	(138,634)
Effect of exchange rate changes on cash and cash equivalents	8,384	1,968
Net increase in cash and cash equivalents	37,597	14,137
Cash and cash equivalents at beginning of period	260,201	224,577
Cash and cash equivalents at end of period	$297,798	$238,714

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Stock repurchases awaiting settlement	$1,255	$7,392

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017

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
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of June 30, 2017, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, and income and other taxes. Management estimates are also utilized in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions. Actual results and outcomes may differ from management's estimates and assumptions.
Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs for the three and six months ended June 30, 2017 and 2016, are reflected in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Advertising costs	$12,225	$12,084	$23,696	$23,344

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
June 30, 2017

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
Recently Issued Accounting Pronouncements Not Yet Adopted
Revenue from Contracts with Customers. In May 2014, the FASB issued authoritative guidance that provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The new guidance requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The amended guidance also requires additional quantitative and qualitative disclosures. In March 2016, amended guidance was issued to clarify implementation guidance on principal versus agent consideration. In April 2016 an amendment provided clarifications on determining whether a promised license provides a customer with a right to use or a right to access an entity’s intellectual property. In May 2016 an amendment provided narrow scope improvements and practical expedients to reduce the potential diversity, cost and complexity of applying new revenue standard. These amendments, as well as the original guidance, are all effective for annual and interim periods beginning after December 15, 2017. The new standard will be effective for the Company beginning January 1, 2018 and the Company intends to implement the standard with the modified retrospective approach, which recognizes the cumulative effect of application recognized on that date. The adoption of this guidance is not expected to have a material impact on the Company's financial statements, and the Company does not anticipate significant changes to systems, processes, or controls.
Lease Accounting. In February 2016, the FASB issued authoritative guidance which changes financial reporting as it relates to leasing transactions. Under the new guidance, lessees will be required to recognize a lease liability, measured on a discounted basis; and a right-of-use asset, for the lease term. The new guidance is effective for annual and interim periods beginning after December 15, 2018. Early application is permitted for all entities upon issuance. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  While the impact of the adoption of this guidance will include the recognition of right-of-use assets and lease liabilities on the Company's statement of financial position, the Company is in the process of evaluating the impact of adoption of this guidance on its systems, processes, and controls.
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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2017

Stock Compensation. In May 2017, the FASB issued authoritative guidance updating which changes in the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the amended guidance, entities are required to account for the effects of a modification if the fair value, vesting conditions or classification (as an equity instrument or a liability instrument) of the modified award change from that of the original award immediately before the modification. The new guidance is effective for the Company in interim or annual periods beginning after December 15, 2017. The Company believes the adoption of this guidance will not have a material impact on its financial statements.
Note C—Other Current Assets
Other current assets consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Deposits in trusts for employee deferred compensation plans	$264,273	$236,371
Other	76,542	84,434
Other current assets	$340,815	$320,805
Note D—Goodwill
The following table sets forth the activity in goodwill from December 31, 2016 through June 30, 2017 (in thousands):

Goodwill
Balance as of December 31, 2016	$209,793
Foreign currency translation adjustments	600
Balance as of June 30, 2017	$210,393
The Company completed its annual goodwill impairment analysis as of June 30, 2017, and determined that no adjustment to the carrying value of goodwill was required.

Note E—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Computer hardware	$176,137	$170,746
Computer software	372,312	374,490
Furniture and equipment	101,787	100,472
Leasehold improvements	141,027	133,541
Other	9,760	9,993
Property and equipment, cost	801,023	789,242
Accumulated depreciation	(647,460)	(627,733)
Property and equipment, net	$153,563	$161,509

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2017

Note F—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Payroll and benefits	$245,295	$243,301
Employee deferred compensation plans	273,491	252,349
Workers’ compensation	18,915	19,361
Payroll taxes	13,931	24,037
Accrued payroll and benefit costs	$551,632	$539,048
Included in employee deferred compensation plans is the following (in thousands):

	June 30, 2017	December 31, 2016
Deferred compensation plan and other benefits related to the Company’s Chief Executive Officer	$84,423	$83,899
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
June 30, 2017

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
Note H— Stockholders' Equity
Stock Repurchase Program. As of June 30, 2017, the Company is authorized to repurchase, from time to time, up to 4.2 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the six months ended June 30, 2017 and 2016, are reflected in the following table (in thousands):

	Six Months Ended June 30,
	2017	2016
Common stock repurchased (in shares)	2,137	1,694
Common stock repurchased	$101,068	$66,536

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. The number and the cost of repurchases related to employee stock plans made during the six months ended June 30, 2017 and 2016, are reflected in the following table (in thousands):

	Six Months Ended June 30,
	2017	2016
Repurchases related to employee stock plans (in shares)	305	261
Repurchases related to employee stock plans	$14,742	$10,465
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Repurchase activity for the six months ended June 30, 2017 and 2016, is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.
Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2017

Note I—Net Income Per Share
The calculation of net income per share for the three and six months ended June 30, 2017 and 2016 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$80,316	$91,616	$158,837	$175,032
Basic:
Weighted average shares	124,617	128,586	125,074	128,933

Diluted:
Weighted average shares	124,617	128,586	125,074	128,933
Dilutive effect of potential common shares	487	743	684	800
Diluted weighted average shares	125,104	129,329	125,758	129,733

Net income per share:
Basic	$.64	$.71	$1.27	$1.36
Diluted	$.64	$.71	$1.26	$1.35

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2017

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net service revenues
Temporary and consultant staffing	$998,296	$1,032,083	$1,985,902	$2,041,248
Permanent placement staffing	112,653	113,439	216,286	219,728
Risk consulting and internal audit services	197,479	198,638	393,610	385,809
	$1,308,428	$1,344,160	$2,595,798	$2,646,785
Operating income
Temporary and consultant staffing	$93,088	$107,133	$183,459	$205,016
Permanent placement staffing	21,046	24,576	39,348	46,078
Risk consulting and internal audit services	16,583	17,788	33,489	32,301
	130,717	149,497	256,296	283,395
Amortization of intangible assets	365	314	666	602
Interest income, net	(355)	(231)	(578)	(412)
Income before income taxes	$130,707	$149,414	$256,208	$283,205
Note K—Subsequent Events
On August 1, 2017, the Company announced the following:

Quarterly dividend per share	$.24
Declaration date	August 1, 2017
Record date	August 25, 2017
Payment date	September 15, 2017

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
Executive Overview
Demand for the Company’s temporary and permanent placement staffing and risk consulting and internal audit services is largely dependent upon general economic and labor trends both domestically and abroad. Since the start of 2017, U.S. business leaders, particularly owners of small and midsized companies, have expressed confidence in their prospects. Correspondingly, in the second quarter we saw slight improvements in sequential demand. Outside the U.S., temporary and consultant and permanent placement staffing demand was positively impacted by improving economic conditions, particularly in continental Europe. During the first half of 2017, net service revenues were $2.60 billion, a decrease of 2% from the prior year. Net income decreased 9% to $159 million and diluted net income per share decreased 6% to $1.26. Revenue growth for temporary and permanent placement staffing was down 3%, while risk consulting and internal audit services experienced 2% revenue growth for the first half of 2017 compared to the first half of 2016.
We believe that the Company is well positioned in the current macroeconomic environment. The United States economic backdrop throughout the first half of 2017 was stable for the Company as real gross domestic product (GDP) grew 1.2% and 2.6% for the first and second quarter, respectively, while the unemployment rate declined from 4.7% in December 2016 to 4.5% and 4.4% at the end of the first and second quarter, respectively. In the United States, the number of job openings has exceeded the number of hires since February 2015, creating competition for skilled talent that increases the Company's value to clients. In addition, a number of professional occupations are nearing full employment, which is placing pressure on the supply of available talent and increasing our value to clients.
Protiviti has been broadening its practice areas and now serves clients in a wide range of consulting areas. These include business performance improvement; data management and advanced analytics; digital transformation; forensics; technology consulting; internal audit and financial advisory services; risk and compliance; and transaction services.
We monitor various economic indicators and business trends in all of the countries in which we operate to anticipate demand for the Company’s services. We evaluate these trends to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends. During the first half of 2017, temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit headcount were all up slightly compared to prior year-end levels.
We have limited visibility into future revenues not only due to the dependence on macroeconomic conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, we typically assess headcount and other investments on at least a quarterly basis. That said, based on current trends and conditions, we expect headcount levels for our full-time staff to remain steady for each of our reporting segments in the US, with modest headcount growth internationally as demand requires it, through the third quarter of 2017.
Capital expenditures for the six months ended June 30, 2017 totaled $21 million, approximately 54% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s future growth opportunities. While the upgrades to enterprise resource planning and project management applications and the implementation of a global CRM application are nearly complete, we continue to invest in digital technology initiatives designed to enhance our service offerings to both clients and candidates. Capital expenditures also included amounts spent on tenant improvements and furniture and equipment in the Company's leased offices. We currently expect that 2017 capital expenditures will range from $45 million to $55 million.
Critical Accounting Policies and Estimates
The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Other than updates to estimates used in the Company’s goodwill impairment assessment discussed below, there were no material changes to the Company's accounting policies or estimates for the six months ended June 30, 2017.
Goodwill Impairment. The Company assesses the impairment of goodwill annually in the second quarter, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance. The Company completed its annual goodwill impairment analysis as of June 30, 2017, and determined that no adjustment to the carrying value of goodwill was required.
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
The Company’s reporting units are Accountemps, Robert Half Finance & Accounting, OfficeTeam, Robert Half Technology, Robert Half Management Resources and Protiviti, which had goodwill balances at June 30, 2017, of $127.2 million, $26.1 million, $0.0 million, $7.0 million, $0.0 million and $50.1 million, respectively, totaling $210.4 million. There were no changes to the Company’s reporting units or to the allocations of goodwill by reporting unit for the six months ended June 30, 2017.
The goodwill impairment assessment is based upon a discounted cash flow analysis. The estimate of future cash flows is based upon, among other things, a discount rate and certain assumptions about expected future operating performance. The discount rate for all reporting units was determined by management based on estimates of risk free interest rates, beta and market risk premiums. The discount rate used was compared to the rate published in various third party research reports, which indicated that the rate was within a range of reasonableness. The primary assumptions related to future operating performance include revenue growth rates and profitability levels. In addition, the impairment assessment requires that management make certain judgments in allocating shared assets and liabilities to the balance sheets of the reporting units. Solely for purposes of establishing inputs for the fair value calculations described above related to its annual goodwill impairment testing, the Company made the following assumptions. The Company assumed that year-to-date trends through the date of the most recent assessment would continue for all reporting units through 2017, using unique assumptions for each reporting unit. In addition, the Company applied profitability assumptions consistent with each reporting unit’s historical trends at various revenue levels and, for years 2019 and beyond, used a 3.5% revenue growth factor. This rate is comparable to the Company’s most recent ten-year average revenue growth rate. The model used to calculate fair value extends a total of 10 years with a terminal value calculation at the end of the 10 year period. In its most recent calculation, the Company used a 10.3% discount rate, which is slightly higher than the 9.8% discount rate used for the Company’s test during the second quarter of 2016. This increase in discount rate is attributable to increases in the risk free rate and the equity market risk premium, offset by a slight decrease in beta.
In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, the Company applied hypothetical decreases to the fair values of each reporting unit. The Company determined that hypothetical decreases in fair value of at least 62% would be required before any reporting unit would have a carrying value in excess of its fair value.
Given the current economic environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the Company’s estimates and assumptions made for purposes of the Company’s goodwill impairment testing will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue growth rates or profitability assumptions of certain reporting units are not achieved, the Company may be required to recognize goodwill impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
Recent Accounting Pronouncements
See Note B—"New Accounting Pronouncements" to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.

Results of Operations
Demand for the Company’s temporary and permanent placement staffing and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Since the start of 2017, U.S. business leaders, particularly owners of small and midsized companies, have expressed confidence in their prospects. Correspondingly, in the second quarter we saw slight improvements in sequential demand. Outside the U.S., temporary and consultant and permanent placement staffing demand was positively impacted by improving economic conditions, particularly in continental Europe. Because of the inherent difficulty in predicting economic trends and the absence of material long-term contracts in any of the Company's business units, future demand for the Company’s services cannot be forecast with certainty. We believe the Company is well positioned in the current global macroeconomic environment.
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
Three Months Ended June 30, 2017 and 2016
Revenues. The Company’s revenues were $1.31 billion for the three months ended June 30, 2017, decreasing by 2.7% compared to $1.34 billion for the three months ended June 30, 2016. Revenues from foreign operations represented 21% of total revenues for the three months ended June 30, 2017, up slightly from 20% of total revenues for the three months ended June 30, 2016. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. For the three months ended June 30, 2017, revenue for all three reportable segments was down compared to the same period in 2016. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing revenues were $998 million for the three months ended June 30, 2017, decreasing by 3.3% compared to revenues of $1.03 billion for the three months ended June 30, 2016. Key drivers of temporary and consultant staffing revenues include average hourly bill rates and the number of hours worked by the Company’s temporary employees on client engagements. On a same-day, constant-currency basis, temporary and consultant staffing revenues decreased 1.6% for the second quarter of 2017 compared to the second quarter of 2016, due primarily to fewer hours worked by the Company's temporary employees, partially offset by a 2.5% increase in average bill rates. In the U.S., revenues in the second quarter of 2017 decreased 4.5% on an as reported basis and 3.5% on a same-day basis, compared to the second quarter of 2016. For the Company’s international operations, 2017 second quarter revenues increased 1.7% on an as reported basis and 6.4% on a same-day, constant-currency basis, compared to the second quarter of 2016.
Permanent placement staffing revenues were $112 million for the three months ended June 30, 2017, decreasing by 0.7% compared to revenues of $113 million for the three months ended June 30, 2016. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. Both the number of placements and average fees per placement remained essentially flat for the second quarter of 2017 compared to the second quarter of 2016. In the U.S., revenues for the second quarter of 2017 decreased 2.6% on an as reported basis and 1.6% on a same-day basis, compared to the second quarter of 2016. For the Company’s international operations, revenues for the second quarter of 2017 increased 4.0% on an as reported basis and 8.7% on a same-day, constant-currency basis, compared to the second quarter of 2016. Historically, demand for permanent placement staffing is even more sensitive to economic and labor market conditions than demand for temporary and consultant staffing and this is expected to continue.
Risk consulting and internal audit services revenues were $197 million for the three months ended June 30, 2017, decreasing by 0.6% compared to revenues of $199 million for the three months ended June 30, 2016. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On a same-day, constant-currency basis, risk consulting and internal audit services revenues increased 1.1% for the second quarter of 2017 compared to the second quarter of 2016. Billable hour declines were offset with increased billing rates. In the U.S., revenues in the second quarter of 2017 increased 0.6% on an as reported basis and 1.6% on a same-day basis, compared to the second quarter of 2016. Contributing to the U.S. increase was continued growth in services related to the internal audit and financial advisory, data and analytics, and risk and compliance solutions. The Company’s risk consulting and internal audit services revenues from international operations decreased 6.0% on an as reported basis and 1.1% on a same-day, constant-currency basis, compared to the second quarter of 2016.

A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended June 30, 2017, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	-3.3%	-4.5%	1.7%
Billing Days Impact	1.0%	1.0%	1.1%
Currency Impact	0.7%	—	3.6%
Same Billing Days and Constant Currency	-1.6%	-3.5%	6.4%
Permanent placement staffing
As Reported	-0.7%	-2.6%	4.0%
Billing Days Impact	1.1%	1.0%	1.1%
Currency Impact	1.0%	—	3.6%
Same Billing Days and Constant Currency	1.4%	-1.6%	8.7%
Risk consulting and internal audit services
As Reported	-0.6%	0.6%	-6.0%
Billing Days Impact	1.0%	1.0%	1.0%
Currency Impact	0.7%	—	3.9%
Same Billing Days and Constant Currency	1.1%	1.6%	-1.1%
Gross Margin. The Company’s gross margin dollars were $538 million for the three months ended June 30, 2017, decreasing by 3.3% compared to $557 million for the three months ended June 30, 2016. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars from the Company’s temporary and consultant staffing represent revenues less direct costs of services, which consist of payroll, payroll taxes and benefit costs for temporary employees, and reimbursable expenses. The key drivers of gross margin are: i) pay-bill spreads, which represent the differential between wages paid to temporary employees and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company's client. Gross margin dollars for the Company’s temporary and consultant staffing division were $373 million for the three months ended June 30, 2017, decreasing 3.8% compared to $388 million for the three months ended June 30, 2016. As a percentage of revenues, gross margin for temporary and consultant staffing was 37.4% in the second quarter of 2017, down slightly from 37.6% in the second quarter of 2016. This year-over-year decline in gross margin percentage is primarily attributable to lower conversion revenues and higher fringe costs.
Gross margin dollars from permanent placement staffing represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $112 million for the three months ended June 30, 2017, decreasing 0.7% from $113 million for the three months ended June 30, 2016. Because reimbursable expenses for permanent placement staffing are de minimis, gross margin dollars are substantially explained by revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $53 million for the three months ended June 30, 2017, decreasing 5.6% compared to $56 million for the three months ended June 30, 2016. As a percentage of revenues, gross margin for risk consulting and internal audit services in the second quarter of 2017 was 26.7%, down from 28.1% in the second quarter of 2016. The decline in the second quarter of 2017 gross margin compared to the second quarter of 2016 was primarily due to slightly lower staff utilization rates.
Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The Company’s selling, general and administrative expenses were $408 million for the three months ended June 30, 2017, increasing 0.1% from $407 million for the three months ended June 30, 2016. As a percentage of revenues, the Company’s selling, general and administrative expenses were 31.2% for the second quarter of 2017, up from 30.3% for the second quarter of 2016. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $280 million for the three months ended June 30, 2017, decreasing 0.2% from $281 million for the three months ended June 30, 2016. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing were 28.1% in the second quarter of 2017, up from 27.2% in the second quarter of 2016 due primarily to a deterioration in operating leverage resulting from decreased revenues.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $92 million for the three months ended June 30, 2017, increasing by 3.1% compared to $88 million for the three months ended June 30, 2016. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing were 81.1% in the second quarter of 2017, up from 78.1% in the second quarter of 2016 due primarily to increases in staff compensation and fixed overhead costs.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $36 million for the three months ended June 30, 2017, decreasing by 5.1% compared to $38 million for the three months ended June 30, 2016. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 18.3% in the second quarter of 2017, down from 19.1% in the second quarter of 2016 due in part to a decrease in variable overhead costs.
Operating Income. The Company’s total operating income was $131 million, or 10.0% of revenues, for the three months ended June 30, 2017, down from $149 million, or 11.1% of revenues, for the three months ended June 30, 2016. For the Company’s temporary and consultant staffing division, operating income was $93 million, or 9.3% of applicable revenues, down from $107 million, or 10.4% of applicable revenues, in the second quarter of 2016. For the Company’s permanent placement staffing division, operating income was $21 million, or 18.7% of applicable revenues, down from an operating income of $24 million, or 21.7% of applicable revenues, in the second quarter of 2016. For the Company’s risk consulting and internal audit services division, operating income was $17 million, or 8.4% of applicable revenues, down from an operating income of $18 million, or 9.0% of applicable revenues, in the second quarter of 2016.
Provision for income taxes. The provision for income taxes was 38.6% and 38.7% for the three months ended June 30, 2017 and 2016, respectively.
Six Months Ended June 30, 2017 and 2016
Revenues. The Company’s revenues were $2.60 billion for the six months ended June 30, 2017, decreasing by 1.9% compared to $2.65 billion for the six months ended June 30, 2016. Revenues from foreign operations represented 21% of total revenues for the six months ended June 30, 2017, up from 19% of total revenues for the six months ended June 30, 2016. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. For the six months ended June 30, 2017, revenue for risk consulting and internal audit services was up and revenues for temporary and consultant staffing and permanent placement staffing were down compared to the same period in 2016. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing revenues were $1.99 billion for the six months ended June 30, 2017, decreasing by 2.7% compared to revenues of $2.04 billion for the six months ended June 30, 2016. Key drivers of temporary and consultant staffing revenues include average hourly bill rates and the number of hours worked by the Company’s temporary employees on client engagements. On a same-day, constant-currency basis, temporary and consultant staffing revenues decreased 2.2% for the first half of 2017 compared to the first half of 2016, due primarily to fewer hours worked by the Company's temporary employees, partially offset by a 3.2% increase in average bill rates. In the U.S., revenues in the first half of 2017 decreased 4.5% on an as reported basis and 4.6% on a same-day basis, compared to the first half of 2016. For the Company’s international operations, revenues for the first half of 2017 increased 4.8% on an as reported basis and 7.9% on a same-day, constant-currency basis, compared to the first half of 2016.
Permanent placement staffing revenues were $216 million for the six months ended June 30, 2017, decreasing by 1.6% compared to revenues of $220 million for the six months ended June 30, 2016. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. On a same-day, constant-currency basis, permanent placement staffing revenues decreased 0.8% for the first half of 2017 compared to the first half of 2016. The decrease in as reported revenue was driven primarily by a decrease in number of placements. In the U.S., revenues for the first half of 2017 decreased 4.5% on an as reported basis and 4.6% on a same-day basis, compared to the first half of 2016. For the Company’s international operations, revenues for the first half of 2017 increased 5.7% on an as reported basis and 8.6% on a same-day, constant-currency basis, compared to the first half of 2016. Historically, demand for permanent placement staffing is even more sensitive to economic and labor market conditions than demand for temporary and consultant staffing and this is expected to continue.
Risk consulting and internal audit services revenues were $394 million for the six months ended June 30, 2017, increasing by 2.0% compared to revenues of $386 million for the six months ended June 30, 2016. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On a same-day, constant-currency basis, risk consulting and internal audit services revenues increased 2.6% for the first half of 2017 compared to the first half of 2016, due primarily to an increase in billable hours worked. In the U.S., revenues in the first half of 2017 increased 2.7% on an as reported basis and 2.6% on a same-day basis, compared to the first half of 2016. Contributing to the U.S. increase was continued growth in services related to the internal audit and financial advisory solution and risk and compliance solution. The Company’s risk consulting and internal audit services revenues from international operations decreased 1.2% on an as reported basis and increased 2.7% on a same-day, constant-currency basis, compared to the first half of 2016.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the six months ended June 30, 2017, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	-2.7%	-4.5%	4.8%
Billing Days Impact	-0.1%	-0.1%	-0.1%
Currency Impact	0.6%	—	3.2%
Same Billing Days and Constant Currency	-2.2%	-4.6%	7.9%
Permanent placement staffing
As Reported	-1.6%	-4.5%	5.7%
Billing Days Impact	0.0%	-0.1%	0.0%
Currency Impact	0.8%	—	2.9%
Same Billing Days and Constant Currency	-0.8%	-4.6%	8.6%
Risk consulting and internal audit services
As Reported	2.0%	2.7%	-1.2%
Billing Days Impact	-0.1%	-0.1%	-0.1%
Currency Impact	0.7%	—	4.0%
Same Billing Days and Constant Currency	2.6%	2.6%	2.7%
Gross Margin. The Company’s gross margin dollars were $1.06 billion for the six months ended June 30, 2017, decreasing by 2.3% compared to $1.09 billion for the six months ended June 30, 2016. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars from the Company’s temporary and consultant staffing represent revenues less direct costs of services, which consist of payroll, payroll taxes and benefit costs for temporary employees, and reimbursable expenses. The key drivers of gross margin are: i) pay-bill spreads, which represent the differential between wages paid to temporary employees and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company's client. Gross margin dollars for the Company’s temporary and consultant staffing division were $743 million for the six months ended June 30, 2017, decreasing 2.6% compared to $763 million for the six months ended June 30, 2016. As a percentage of revenues, gross margin for temporary and consultant staffing was 37.4% for both the six months ending June 30, 2017 and 2016.
Gross margin dollars from permanent placement staffing represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $216 million for the six months ended June 30, 2017, decreasing 1.6% from $219 million for the six months ended June 30, 2016. Because reimbursable expenses for permanent placement staffing are de minimis, gross margin dollars are substantially explained by revenues previously discussed.

Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $106 million for the six months ended June 30, 2017, decreasing 1.3% compared to $107 million for the six months ended June 30, 2016. As a percentage of revenues, gross margin for risk consulting and internal audit services in the first half of 2017 was 26.9%, down from 27.7% in the first half of 2016. The decline in the gross margin in the first half of 2017 compared to the first half of 2016 was primarily due to lower staff utilization rates.
Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The Company’s selling, general and administrative expenses were $808 million for the six months ended June 30, 2017, increasing 0.3% from $806 million for the six months ended June 30, 2016. As a percentage of revenues, the Company’s selling, general and administrative expenses were 31.1% for the first half of 2017, up from 30.4% for the first half of 2016. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $559 million for the six months ended June 30, 2017, increasing 0.3% from $558 million for the six months ended June 30, 2016. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing were 28.2% in the first half of 2017, up from 27.3% in the first half of 2016 due primarily to an increase in staff compensation costs.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $177 million for the six months ended June 30, 2017, increasing by 1.9% compared to $173 million for the six months ended June 30, 2016. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing were 81.6% in the first half of 2017, up from 78.9% in the first half of 2016 due primarily to an increase in staff compensation costs.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $72 million for the six months ended June 30, 2017, decreasing by 3.4% compared to $75 million for the six months ended June 30, 2016. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 18.3% in the first half of 2017, down from 19.4% in the first half of 2016 due primarily to decreases in fixed and variable overhead costs.
Operating Income. The Company’s total operating income was $256 million, or 9.9% of revenues, for the six months ended June 30, 2017, down from $283 million or 10.7% of revenues, for the six months ended June 30, 2016. For the Company’s temporary and consultant staffing division, operating income was $183 million, or 9.2% of applicable revenues, down from $205 million, or 10.0% of applicable revenues, in the first half of 2016. For the Company’s permanent placement staffing division, operating income was $39 million, or 18.2% of applicable revenues, down from an operating income of $46 million, or 21.0% of applicable revenues, in the first half of 2016. For the Company’s risk consulting and internal audit services division, operating income was $34 million, or 8.5% of applicable revenues, up from an operating income of $32 million, or 8.4% of applicable revenues, in the first half of 2016.
Provision for income taxes. The provision for income taxes was 38.0% and 38.2% for the six months ended June 30, 2017 and 2016, respectively. The slightly lower tax rate is primarily due to the impact from restricted stock vesting at an average price higher than the average fair market value of the grants, pursuant to the stock compensation accounting guidance adopted in the first quarter of 2017.
Liquidity and Capital Resources
The change in the Company’s liquidity during the six months ended June 30, 2017 and 2016 is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock and payment of dividends.
Cash and cash equivalents were $298 million and $239 million at June 30, 2017 and 2016, respectively. Operating activities provided $258 million during the six months ended June 30, 2017, which was offset by $38 million and $191 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $207 million during the six months ended June 30, 2016, which was partially offset by $56 million and $139 million of net cash used in investing activities and financing activities, respectively.
Operating activities—Net cash provided by operating activities for the six months ended June 30, 2017, was composed of net income of $159 million, adjusted upward for non-cash items of $57 million and cash provided by changes in working capital of $42 million. Net cash provided by operating activities for the six months ended June 30, 2016, was comprised of net income of $175 million, adjusted upward for non-cash items of $54 million, and offset by cash used in changes in working capital of $22 million.
Investing activities—Net cash used in investing activities for the six months ended June 30, 2017, was $38 million. This was composed of capital expenditures of $21 million, deposits to trusts for employee deferred compensation plans of $15 million, and payment for an acquisition, net of cash acquired, of $2 million. Net cash used in investing activities for the six months ended June 30, 2016, was $56 million. This was comprised of capital expenditures of $44 million and deposits to trusts for employee deferred compensation plans of $11 million.
Financing activities—Net cash used in financing activities for the six months ended June 30, 2017, was $191 million. This primarily included repurchases of $129 million in common stock and $61 million in cash dividends to stockholders. Net cash used in financing activities for the six months ended June 30, 2016, was $139 million. This included repurchases of $82 million in common stock and $58 million in cash dividends to stockholders, offset by excess tax benefits from stock based compensation of $1 million.
As of June 30, 2017, the Company is authorized to repurchase, from time to time, up to 4.2 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the six months ended June 30, 2017 and 2016, the Company repurchased 2.1 million shares, at a cost of $101 million, and 1.7 million shares of common stock, at a cost of $67 million, on the open market, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the six months ended June 30, 2017 and 2016, such repurchases totaled 0.3 million shares, at a cost of $15 million, and 0.3 million shares, at a cost of $10 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital at June 30, 2017, included $298 million in cash and cash equivalents. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
On August 1, 2017, the Company announced a quarterly dividend of $.24 per share to be paid to all shareholders of record as of August 25, 2017. The dividend will be paid on September 15, 2017.
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
For the six months ended June 30, 2017, approximately 21% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, and Australian dollar, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.
During the first six months of 2017, the U.S. dollar fluctuated, but generally strengthened, against the primary currencies in which the Company conducts business, compared to one year ago. Currency exchange rates had the effect of decreasing reported net service revenues by $17 million, or 0.6%, in the first half of 2017 compared to the same period one year ago. The general strengthening of the U.S. dollar also affected the reported level of expenses incurred in our foreign operations. Because substantially all our foreign operations generated revenues and incurred expenses within the same country and currency, the favorable effect of lower reported operating expenses largely offset the decline in reported revenues. Reported net income was lower by $0.5 million, or 0.3%, in the first half of 2017 compared to the same period one year ago due to the effect of currency exchange rates.
For the one month ended July 31, 2017, the U.S. dollar has weakened against the Euro, British Pound, Canadian Dollar, and Australian dollar. If currency exchange rates were to remain at July 2017 levels throughout the remainder of 2017, the Company's full-year reported revenues would be impacted favorably, mostly offset by an unfavorable impact to operating expenses compared to full year 2016 results. Thus, the impact to reported net income, should current trends continue, would be immaterial.
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

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (b)
April 1, 2017 to April 30, 2017	—		—	—	5,246,126
May 1, 2017 to May 31, 2017	782,692		$46.46	782,692	4,463,434
June 1, 2017 to June 30, 2017	234,701	(a)	$47.50	234,065	4,229,369
Total April 1, 2017 to June 30, 2017	1,017,393			1,016,757

(a)	Includes 636 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(b)
Commencing in October 1997, the Company's Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company's common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 108,000,000 shares have been authorized for repurchase of which 103,770,631 shares have been repurchased as of June 30, 2017.

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

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: August 3, 2017