Form 10-Q
period 2017-09-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2017-11-03
CIK 315213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 FORM 10-Q
______________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2017:
125,349,795 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share amounts)

September 30, 2017	December 31, 2016

ASSETS
Cash and cash equivalents	$348,336	$260,201
Accounts receivable, less allowances of $33,674 and $33,133	737,901	703,228
Other current assets	351,086	320,805
Total current assets	1,437,323	1,284,234
Goodwill	210,880	209,793
Other intangible assets, net	5,882	3,671
Property and equipment, net	146,607	161,509
Deferred income taxes	132,160	118,764
Total assets	$1,932,852	$1,777,971
LIABILITIES
Accounts payable and accrued expenses	$132,343	$135,540
Accrued payroll and benefit costs	621,920	539,048
Income taxes payable	23,906	5,141
Current portion of notes payable and other indebtedness	179	167
Total current liabilities	778,348	679,896
Notes payable and other indebtedness, less current portion	704	840
Other liabilities	13,982	10,636
Total liabilities	793,034	691,372
Commitments and Contingencies (Note F)
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 125,346,963 shares and 127,796,558 shares	125	128
Capital surplus	1,053,573	1,022,411
Accumulated other comprehensive loss	1,704	(20,502)
Retained earnings	84,416	84,562
Total stockholders’ equity	1,139,818	1,086,599
Total liabilities and stockholders’ equity	$1,932,852	$1,777,971

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net service revenues	$1,324,709	$1,338,541	$3,920,507	$3,985,326
Direct costs of services, consisting of payroll, payroll taxes, benefit costs and reimbursable expenses	778,309	786,032	2,309,841	2,343,852
Gross margin	546,400	552,509	1,610,666	1,641,474
Selling, general and administrative expenses	414,179	406,142	1,222,149	1,211,712
Amortization of intangible assets	481	326	1,147	928
Interest income, net	(530)	(283)	(1,108)	(695)
Income before income taxes	132,270	146,324	388,478	429,529
Provision for income taxes	47,570	55,755	144,941	163,928
Net income	$84,700	$90,569	$243,537	$265,601

Net income per share:
Basic	$.69	$.71	$1.96	$2.07
Diluted	$.68	$.71	$1.94	$2.06

Shares:
Basic	123,569	127,615	124,567	128,491
Diluted	124,200	128,191	125,233	129,216
Cash dividends declared per share	$.24	$.22	$.72	$.66

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
COMPREHENSIVE INCOME:
Net income	$84,700	$90,569	$243,537	$265,601
Foreign currency translation adjustments, net of tax	7,210	(738)	22,206	3,055
Total comprehensive income	$91,910	$89,831	$265,743	$268,656

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2017	2016
COMMON STOCK—SHARES:
Balance at beginning of period	127,797	131,156
Net issuances of restricted stock	818	924
Repurchases of common stock	(3,268)	(3,201)
Exercises of stock options	—	7
Balance at end of period	125,347	128,886
COMMON STOCK—PAR VALUE:
Balance at beginning of period	$128	$131
Net issuances of restricted stock	1	1
Repurchases of common stock	(4)	(3)
Balance at end of period	$125	$129
CAPITAL SURPLUS:
Balance at beginning of period	$1,022,411	$979,477
Net issuances of restricted stock at par value	(1)	(1)
Stock-based compensation expense	31,163	32,803
Exercises of stock options—excess over par value	—	223
Tax impact of equity incentive plans	—	(795)
Balance at end of period	$1,053,573	$1,011,707
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	$(20,502)	$(10,294)
Foreign currency translation adjustments, net of tax	22,206	3,055
Balance at end of period	$1,704	$(7,239)
RETAINED EARNINGS:
Balance at beginning of period	$84,562	$34,467
Net income	243,537	265,601
Repurchases of common stock—excess over par value	(152,650)	(123,607)
Cash dividends ($.72 per share and $.66 per share)	(91,033)	(86,128)
Balance at end of period	$84,416	$90,333

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$243,537	$265,601
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,147	928
Depreciation expense	47,916	46,771
Stock-based compensation expense—restricted stock and stock units	31,163	32,803
Excess tax benefits from stock-based compensation	—	(812)
Deferred income taxes	(13,309)	(8,537)
Provision for doubtful accounts	5,327	3,323
Changes in assets and liabilities:
Increase in accounts receivable	(21,810)	(39,723)
Increase in accounts payable, accrued expenses, accrued payroll and benefit costs	65,745	58,801
Increase in income taxes payable	32,320	12,498
Change in other assets, net of change in other liabilities	(3,573)	(11,233)
Net cash flows provided by operating activities	388,463	360,420
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(1,699)	(1,900)
Capital expenditures	(28,540)	(63,280)
Payments to trusts for employee deferred compensation plans	(23,837)	(17,835)
Net cash flows used in investing activities	(54,076)	(83,015)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(167,342)	(126,326)
Cash dividends paid	(91,078)	(85,962)
Payments for notes payable and other indebtedness	(124)	(114)
Excess tax benefits from stock-based compensation	—	812
Proceeds from exercises of stock options	—	223
Net cash flows used in financing activities	(258,544)	(211,367)
Effect of exchange rate changes on cash and cash equivalents	12,292	1,836
Net increase in cash and cash equivalents	88,135	67,874
Cash and cash equivalents at beginning of period	260,201	224,577
Cash and cash equivalents at end of period	$348,336	$292,451

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Stock repurchases awaiting settlement	$—	$9,219

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017

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
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of September 30, 2017, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, and income and other taxes. Management estimates are also utilized in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions. Actual results and outcomes may differ from management's estimates and assumptions.
Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs for the three and nine months ended September 30, 2017 and 2016, are reflected in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Advertising costs	$12,051	$12,572	$35,747	$35,916

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
September 30, 2017

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
Recently Issued Accounting Pronouncements Not Yet Adopted
Revenue from Contracts with Customers. In May 2014, the FASB issued authoritative guidance that provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The new guidance requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The amended guidance also requires additional quantitative and qualitative disclosures. In March 2016, amended guidance was issued to clarify implementation guidance on principal versus agent consideration. In April 2016, an amendment provided clarifications on determining whether a promised license provides a customer with a right to use or a right to access an entity’s intellectual property. In May 2016, an amendment provided narrow scope improvements and practical expedients to reduce the potential diversity, cost and complexity of applying new revenue standard. These amendments, as well as the original guidance, are all effective for annual and interim periods beginning after December 15, 2017. The new standard will be effective for the Company beginning January 1, 2018 and the Company intends to implement the standard with the modified retrospective approach, which recognizes the cumulative effect of application recognized on that date. The adoption of this guidance is not expected to have a material impact on the Company's financial statements, and the Company does not anticipate significant changes to systems, processes, or controls.
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
September 30, 2017

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
Note C—Other Current Assets
Other current assets consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Deposits in trusts for employee deferred compensation plans	$277,752	$236,371
Other	73,334	84,434
Other current assets	$351,086	$320,805
Note D—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Computer hardware	$172,231	$170,746
Computer software	375,447	374,490
Furniture and equipment	103,115	100,472
Leasehold improvements	144,591	133,541
Other	9,702	9,993
Property and equipment, cost	805,086	789,242
Accumulated depreciation	(658,479)	(627,733)
Property and equipment, net	$146,607	$161,509
Note E—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Payroll and benefits	$274,737	$243,301
Employee deferred compensation plans	291,525	252,349
Workers’ compensation	19,355	19,361
Payroll taxes	36,303	24,037
Accrued payroll and benefit costs	$621,920	$539,048
Included in employee deferred compensation plans is the following (in thousands):

	September 30, 2017	December 31, 2016
Deferred compensation plan and other benefits related to the Company’s Chief Executive Officer	$85,212	$83,899

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2017

Note F—Commitments and Contingencies
On April 23, 2010, Plaintiffs David Opalinski and James McCabe, on behalf of themselves and a putative class of similarly situated Staffing Managers, filed a complaint in the United States District Court for the District of New Jersey naming the Company and one of its subsidiaries as Defendants. The complaint alleges that salaried Staffing Managers located throughout the U.S. have been misclassified as exempt from the Fair Labor Standards Act’s overtime pay requirements. Plaintiffs seek an unspecified amount for unpaid overtime on behalf of themselves and the class they purport to represent. Plaintiffs also seek an unspecified amount for statutory penalties, attorneys’ fees and other damages. After considerable motion practice in the District Court and two appeals to the Third Circuit, both of which were decided in the Company’s favor, the United States Supreme Court for the second time denied a petition by Plaintiffs for review on October 30, 2017.  The practical result of the Supreme Court’s denial is to leave in place the dismissal of the case by the lower courts. The Company believes that this brings an end to this litigation which the Company continues to believe was not meritorious.
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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2017

Note G— Stockholders' Equity
Stock Repurchase Program. As of September 30, 2017, the Company is authorized to repurchase, from time to time, up to 3.4 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the nine months ended September 30, 2017 and 2016, are reflected in the following table (in thousands):

	Nine Months Ended September 30,
	2017	2016
Common stock repurchased (in shares)	2,957	2,933
Common stock repurchased	$137,596	$112,896

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. The number and the cost of repurchases related to employee stock plans made during the nine months ended September 30, 2017 and 2016, are reflected in the following table (in thousands):

	Nine Months Ended September 30,
	2017	2016
Repurchases related to employee stock plans (in shares)	311	268
Repurchases related to employee stock plans	$15,058	$10,714
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Repurchase activity for the nine months ended September 30, 2017 and 2016, is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.
Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus.
Note H—Net Income Per Share
The calculation of net income per share for the three and nine months ended September 30, 2017 and 2016 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$84,700	$90,569	$243,537	$265,601
Basic:
Weighted average shares	123,569	127,615	124,567	128,491

Diluted:
Weighted average shares	123,569	127,615	124,567	128,491
Dilutive effect of potential common shares	631	576	666	725
Diluted weighted average shares	124,200	128,191	125,233	129,216

Net income per share:
Basic	$.69	$.71	$1.96	$2.07
Diluted	$.68	$.71	$1.94	$2.06

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2017

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
The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net service revenues
Temporary and consultant staffing	$1,004,808	$1,016,248	$2,990,710	$3,057,496
Permanent placement staffing	111,333	105,117	327,619	324,845
Risk consulting and internal audit services	208,568	217,176	602,178	602,985
	$1,324,709	$1,338,541	$3,920,507	$3,985,326
Operating income
Temporary and consultant staffing	$87,703	$97,786	$271,162	$302,802
Permanent placement staffing	19,945	20,286	59,293	66,364
Risk consulting and internal audit services	24,573	28,295	58,062	60,596
	132,221	146,367	388,517	429,762
Amortization of intangible assets	481	326	1,147	928
Interest income, net	(530)	(283)	(1,108)	(695)
Income before income taxes	$132,270	$146,324	$388,478	$429,529
Note J—Subsequent Events
On October 31, 2017, the Company announced the following:

Quarterly dividend per share	$.24
Declaration date	October 31, 2017
Record date	November 24, 2017
Payment date	December 15, 2017
The Company’s prior filings contained disclosures regarding a complaint filed in the United States District Court for the District of New Jersey on April 23, 2010, by Plaintiffs David Opalinski and James McCabe, on behalf of themselves and a putative class of similarly situated Staffing Managers, naming the Company and one of its subsidiaries as Defendants. On October 30, 2017, after considerable motion practice in the District Court and two appeals to the Third Circuit, both of which were decided in the Company’s favor, the United States Supreme Court for the second time denied a petition by Plaintiffs for review. The practical result of the Supreme Court’s denial is to leave in place the dismissal of the case by the lower courts. The Company believes that this brings an end to this litigation which the Company continues to believe was not meritorious.

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
Executive Overview
Demand for the Company’s temporary and permanent placement staffing and risk consulting and internal audit services is largely dependent upon general economic and labor trends both domestically and abroad. Since the start of 2017, U.S. business leaders, particularly owners of small and midsized companies, have expressed confidence in their prospects. Correspondingly, for the third quarter of 2017, we saw improvement in sequential demand for temporary and consultant staffing and risk consulting and internal audit services segments. Outside the U.S., all three of the Company's reportable segments were positively impacted by improving economic conditions, particularly in continental Europe. During the first three quarters of 2017, net service revenues were $3.92 billion, a decrease of 2% from the prior year. Net income decreased 8% to $244 million and diluted net income per share decreased 5% to $1.94. Revenue growth for temporary and permanent placement staffing was down 2% and risk consulting and internal audit services remained essentially flat for the first three quarters of 2017 compared to the first three quarters of 2016.
We believe that the Company is well positioned in the current macroeconomic environment. The United States economic backdrop throughout the first three quarters of 2017 was stable for the Company as real gross domestic product (GDP) grew 1.2%, 3.1% and 3.0% for the first, second, and third quarter, respectively, while the unemployment rate declined from 4.7% in December 2016 to 4.5%, 4.4% and 4.2% at the end of the first, second, and third quarter of 2017, respectively. In the United States, the number of job openings has exceeded the number of hires since February 2015, creating competition for skilled talent that increases the Company's value to clients. In addition, a number of professional occupations are nearing full employment, which is placing pressure on the supply of available talent and increasing our value to clients.
Protiviti has been broadening its practice areas and now serves clients in a wide range of consulting areas. These include business performance improvement; data management and advanced analytics; digital transformation; forensics; technology consulting; internal audit and financial advisory services; risk and compliance; and transaction services.

We monitor various economic indicators and business trends in all of the countries in which we operate to anticipate demand for the Company’s services. We evaluate these trends to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends. During the first three quarters of 2017, temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit headcount were all up modestly compared to prior year-end levels.
We have limited visibility into future revenues not only due to the dependence on macroeconomic conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, we typically assess headcount and other investments on at least a quarterly basis. That said, based on current trends and conditions, we expect headcount levels for our full-time staff to remain steady for each of our reporting segments in the US, with modest headcount growth internationally as demand requires it, throughout the remainder of 2017.
Capital expenditures for the nine months ended September 30, 2017 totaled $29 million, approximately 52% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s future growth opportunities. While upgrades to enterprise resource planning and project management applications were completed in the third quarter, we continue to invest in digital technology initiatives designed to enhance our service offerings to both clients and candidates. Capital expenditures also included amounts spent on tenant improvements and furniture and equipment in the Company's leased offices. We currently expect that 2017 capital expenditures will range from $40 million to $50 million.
Critical Accounting Policies and Estimates
The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Other than updates to estimates used in the Company’s goodwill impairment assessment discussed below, there were no material changes to the Company's accounting policies or estimates for the nine months ended September 30, 2017.
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
The Company follows FASB authoritative guidance utilizing a two-step approach for determining goodwill impairment. In the first step, the Company determines the fair value of each reporting unit utilizing a present value technique derived from a discounted cash flow methodology. For purposes of this assessment the Company’s reporting units are its lines of business. The fair value of the reporting unit is then compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. The second step under the FASB guidance is contingent upon the results of the first step. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second, more detailed, impairment assessment. The second step involves allocating the reporting unit’s fair value to its net assets in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge, if any, as of the assessment date.
The Company’s reporting units are Accountemps, Robert Half Finance & Accounting, OfficeTeam, Robert Half Technology, Robert Half Management Resources and Protiviti, which had goodwill balances at September 30, 2017, of $127.4 million, $26.2 million, $0.0 million, $7.0 million, $0.0 million and $50.3 million, respectively, totaling $210.9 million. There were no changes to the Company’s reporting units or to the allocations of goodwill by reporting unit for the nine months ended September 30, 2017.
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
Recent Accounting Pronouncements
See Note B—"New Accounting Pronouncements" to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.

Results of Operations
Demand for the Company’s temporary and permanent placement staffing and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Since the start of 2017, U.S. business leaders, particularly owners of small and midsized companies, have expressed confidence in their prospects. Correspondingly, for the third quarter of 2017, we saw improvement in sequential demand for temporary and consultant staffing and risk consulting and internal audit services segments. Outside the U.S., all three of the Company's reportable segments were positively impacted by improving economic conditions, particularly in continental Europe. Because of the inherent difficulty in predicting economic trends and the absence of material long-term contracts in any of the Company's business units, future demand for the Company’s services cannot be forecast with certainty. We believe the Company is well positioned in the current global macroeconomic environment.
The Company’s temporary and permanent placement staffing business has 324 offices in 42 states, the District of Columbia and 17 foreign countries, while Protiviti has 56 offices in 23 states and 11 foreign countries.
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
Three Months Ended September 30, 2017 and 2016
Revenues. The Company’s revenues were $1.32 billion for the three months ended September 30, 2017, decreasing by 1% compared to $1.34 billion for the three months ended September 30, 2016. Revenues from foreign operations represented 23% of total revenues for the three months ended September 30, 2017, up from 20% of total revenues for the three months ended September 30, 2016. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. For the three months ended September 30, 2017, revenue for temporary and consultant staffing, and risk consulting and internal audit services were down, while permanent placement staffing segment was up, compared to the same period in 2016. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing revenues were $1.00 billion for the three months ended September 30, 2017, decreasing by 1.1% compared to revenues of $1.02 billion for the three months ended September 30, 2016. Key drivers of temporary and consultant staffing revenues include average hourly bill rates and the number of hours worked by the Company’s temporary employees on client engagements. On a same-day, constant-currency basis, temporary and consultant staffing revenues decreased 0.4% for the third quarter of 2017 compared to the third quarter of 2016, due primarily to fewer hours worked by the Company's temporary employees, partially offset by a 2.5% increase in average bill rates. In the U.S., revenues in the third quarter of 2017 decreased 4.5% on an as reported basis and 3.0% on a same-day basis, compared to the third quarter of 2016. For the Company’s international operations, 2017 third quarter revenues increased 12.6% on an as reported basis and 10.2% on a same-day, constant-currency basis, compared to the third quarter of 2016.
Permanent placement staffing revenues were $111 million for the three months ended September 30, 2017, increasing by 5.9% compared to revenues of $105 million for the three months ended September 30, 2016. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. Both the number of placements and average fees per placement were up for the third quarter of 2017 compared to the third quarter of 2016. In the U.S., revenues for the third quarter of 2017 increased 1.5% on an as reported basis and 3.2% on a same-day basis, compared to the third quarter of 2016. For the Company’s international operations, revenues for the third quarter of 2017 increased 16.5% on an as reported basis and 15.1% on a same-day, constant-currency basis, compared to the third quarter of 2016. Historically, demand for permanent placement staffing is even more sensitive to economic and labor market conditions than demand for temporary and consultant staffing and this is expected to continue.
Risk consulting and internal audit services revenues were $209 million for the three months ended September 30, 2017, decreasing by 4.0% compared to revenues of $217 million for the three months ended September 30, 2016. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On a same-day, constant-currency basis, risk consulting and internal audit services revenues decreased 2.7% for the third quarter of 2017 compared to the third quarter of 2016. Billable hour declines were partially offset by increased billing rates. In the U.S., revenues in the third quarter of 2017 decreased 6.9% on an as reported basis and 5.4% on a same-day basis, compared to the third quarter of 2016. Contributing to the U.S. decrease were services related to technology consulting, risk and compliance, and internal audit and financial advisory. The Company’s risk consulting and internal audit services revenues from international operations increased 11.5% on an as reported basis and 11.6% on a same-day, constant-currency basis for the third quarter of 2017 compared to the third quarter of 2016.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended September 30, 2017, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	-1.1%	-4.5%	12.6%
Billing Days Impact	1.5%	1.5%	1.7%
Currency Impact	-0.8%	—	-4.1%
Same Billing Days and Constant Currency	-0.4%	-3.0%	10.2%
Permanent placement staffing
As Reported	5.9%	1.5%	16.5%
Billing Days Impact	1.7%	1.7%	1.8%
Currency Impact	-0.9%	—	-3.2%
Same Billing Days and Constant Currency	6.7%	3.2%	15.1%
Risk consulting and internal audit services
As Reported	-4.0%	-6.9%	11.5%
Billing Days Impact	1.6%	1.5%	1.7%
Currency Impact	-0.3%	—	-1.6%
Same Billing Days and Constant Currency	-2.7%	-5.4%	11.6%
Gross Margin. The Company’s gross margin dollars were $546 million for the three months ended September 30, 2017, decreasing by 1.1% compared to $553 million for the three months ended September 30, 2016. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars from the Company’s temporary and consultant staffing represent revenues less direct costs of services, which consist of payroll, payroll taxes and benefit costs for temporary employees, and reimbursable expenses. The key drivers of gross margin are: i) pay-bill spreads, which represent the differential between wages paid to temporary employees and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company's client. Gross margin dollars for the Company’s temporary and consultant staffing division were $373 million for the three months ended September 30, 2017, decreasing 1.8% compared to $381 million for the three months ended September 30, 2016. As a percentage of revenues, gross margin for temporary and consultant staffing was 37.2% in the third quarter of 2017, down from 37.4% in the third quarter of 2016. This year-over-year decline in gross margin percentage is primarily attributable to higher fringe costs.
Gross margin dollars from permanent placement staffing represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $111 million for the three months ended September 30, 2017, increasing 5.9% from $105 million for the three months ended September 30, 2016. Because reimbursable expenses for permanent placement staffing are de minimis, gross margin dollars are substantially explained by revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $62 million for the three months ended September 30, 2017, decreasing 8% compared to $67 million for the three months ended September 30, 2016. As a percentage of revenues, gross margin for risk consulting and internal audit services in the third quarter of 2017 was 29.6%, down from 30.9% in the third quarter of 2016. The decline in the third quarter of 2017 gross margin compared to the third quarter of 2016 was primarily due to slightly lower staff utilization rates.

Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The Company’s selling, general and administrative expenses were $414 million for the three months ended September 30, 2017, increasing 2.0% from $406 million for the three months ended September 30, 2016. As a percentage of revenues, the Company’s selling, general and administrative expenses were 31.3% for the third quarter of 2017, up from 30.3% for the third quarter of 2016. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $286 million for the three months ended September 30, 2017, increasing 1.1% from $283 million for the three months ended September 30, 2016. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing were 28.4% in the third quarter of 2017, up from 27.8% in the third quarter of 2016 due primarily to negative operating leverage resulting from decreased revenues.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $91 million for the three months ended September 30, 2017, increasing by 7.8% compared to $84 million for the three months ended September 30, 2016. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing were 81.9% in the third quarter of 2017, up from 80.5% in the third quarter of 2016 due primarily to increases in staff compensation.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $37 million for the three months ended September 30, 2017, decreasing by 4.3% compared to $39 million for the three months ended September 30, 2016. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 17.9% for both the third quarter of 2017 and 2016.
Operating Income. The Company’s total operating income was $132 million, or 10.0% of revenues, for the three months ended September 30, 2017, down from $146 million, or 10.9% of revenues, for the three months ended September 30, 2016. For the Company’s temporary and consultant staffing division, operating income was $88 million, or 8.7% of applicable revenues, down from $98 million, or 9.6% of applicable revenues, in the third quarter of 2016. For the Company’s permanent placement staffing division, operating income remained flat at $20 million, or 17.9% and 19.3% of applicable revenues for the third quarter of 2017 and 2016, respectively. For the Company’s risk consulting and internal audit services division, operating income was $24 million, or 11.8% of applicable revenues, down from an operating income of $28 million, or 13.0% of applicable revenues, in the third quarter of 2016.
Provision for income taxes. The provision for income taxes was 36.0% and 38.1% for the three months ended September 30, 2017 and 2016, respectively. The lower tax rate is primarily due to additional credits and foreign restructuring, as well as lower state taxes that impacted the provision positively compared to the same period in 2016.
Nine Months Ended September 30, 2017 and 2016
Revenues. The Company’s revenues were $3.92 billion for the nine months ended September 30, 2017, decreasing by 1.6% compared to $3.99 billion for the nine months ended September 30, 2016. Revenues from foreign operations represented 21% of total revenues for the nine months ended September 30, 2017, up from 20% of total revenues for the nine months ended September 30, 2016. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. For the nine months ended September 30, 2017, revenue for permanent placement staffing was up and revenues for temporary and consultant staffing and risk consulting and internal audit services were down compared to the same period in 2016. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing revenues were $2.99 billion for the nine months ended September 30, 2017, decreasing by 2.2% compared to revenues of $3.06 billion for the nine months ended September 30, 2016. Key drivers of temporary and consultant staffing revenues include average hourly bill rates and the number of hours worked by the Company’s temporary employees on client engagements. On a same-day, constant-currency basis, temporary and consultant staffing revenues decreased 1.6% for the first three quarters of 2017 compared to the first three quarters of 2016, due primarily to fewer hours worked by the Company's temporary employees, partially offset by a 2.9% increase in average bill rates. In the U.S., revenues in the first three quarters of 2017 decreased 4.5% on an as reported basis and 4.0% on a same-day basis, compared to the first three quarters of 2016. For the Company’s international operations, revenues for the first three quarters of 2017 increased 7.5% on an as reported basis and 8.7% on a same-day, constant-currency basis, compared to the first three quarters of 2016.

Permanent placement staffing revenues were $328 million for the nine months ended September 30, 2017, increasing by 0.9% compared to revenues of $325 million for the nine months ended September 30, 2016. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. On a same-day, constant-currency basis, permanent placement staffing revenues increased 1.6% for the first three quarters of 2017 compared to the first three quarters of 2016, driven by an increase in the average fees earned per placement. In the U.S., revenues for the first three quarters of 2017 decreased 2.6% on an as reported basis and 2.1% on a same-day basis, compared to the first three quarters of 2016. For the Company’s international operations, revenues for the first three quarters of 2017 increased 9.3% on an as reported basis and 10.6% on a same-day, constant-currency basis, compared to the first three quarters of 2016. Historically, demand for permanent placement staffing is even more sensitive to economic and labor market conditions than demand for temporary and consultant staffing and this is expected to continue.
Risk consulting and internal audit services revenues were $602 million for the nine months ended September 30, 2017, decreasing slightly by 0.1% compared to revenues of $603 million for the nine months ended September 30, 2016. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On a same-day, constant-currency basis, risk consulting and internal audit services revenues increased 0.7% for the first three quarters of 2017 compared to the first three quarters of 2016. In the U.S., revenues in the first three quarters of 2017 decreased 0.8% on an as reported basis and 0.3% on a same-day basis, compared to the first three quarters of 2016. The Company’s risk consulting and internal audit services revenues for the first three quarters of 2017 from international operations increased 3.2% on an as reported basis and increased 5.9% on a same-day, constant-currency basis, compared to the first three quarters of 2016.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the nine months ended September 30, 2017, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	-2.2%	-4.5%	7.5%
Billing Days Impact	0.5%	0.5%	0.5%
Currency Impact	0.1%	—	0.7%
Same Billing Days and Constant Currency	-1.6%	-4.0%	8.7%
Permanent placement staffing
As Reported	0.9%	-2.6%	9.3%
Billing Days Impact	0.5%	0.5%	0.5%
Currency Impact	0.2%	—	0.8%
Same Billing Days and Constant Currency	1.6%	-2.1%	10.6%
Risk consulting and internal audit services
As Reported	-0.1%	-0.8%	3.2%
Billing Days Impact	0.4%	0.5%	0.5%
Currency Impact	0.4%	—	2.2%
Same Billing Days and Constant Currency	0.7%	-0.3%	5.9%
Gross Margin. The Company’s gross margin dollars were $1.61 billion for the nine months ended September 30, 2017, decreasing by 1.9% compared to $1.64 billion for the nine months ended September 30, 2016. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars from the Company’s temporary and consultant staffing represent revenues less direct costs of services, which consist of payroll, payroll taxes and benefit costs for temporary employees, and reimbursable expenses. The key drivers of gross margin are: i) pay-bill spreads, which represent the differential between wages paid to temporary employees and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company's client. Gross margin dollars for the Company’s temporary and consultant staffing division were $1.12 billion for the nine months ended September 30, 2017, decreasing 2.3% compared to $1.14 billion for the nine months ended September 30, 2016. As a percentage of revenues, gross margin for temporary and consultant staffing was 37.3% for the nine months ended September 30, 2017, down slightly from 37.4% for the nine months ended September 30, 2016.

Gross margin dollars from permanent placement staffing represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $327 million for the nine months ended September 30, 2017, increasing 0.8% from $324 million for the nine months ended September 30, 2016. Because reimbursable expenses for permanent placement staffing are de minimis, gross margin dollars are substantially explained by revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $168 million for the nine months ended September 30, 2017, decreasing 3.9% compared to $174 million for the nine months ended September 30, 2016. As a percentage of revenues, gross margin for risk consulting and internal audit services in the first three quarters of 2017 was 27.8%, down from 28.9% in the first three quarters of 2016. The decline in the gross margin in the first three quarters of 2017 compared to the first three quarters of 2016 was primarily due to an increase in pay rates for professional staff and lower staff utilization rates.
Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The Company’s selling, general and administrative expenses were $1.22 billion for the nine months ended September 30, 2017, increasing 0.9% from $1.21 billion for the nine months ended September 30, 2016. As a percentage of revenues, the Company’s selling, general and administrative expenses were 31.2% for the first three quarters of 2017, up from 30.4% for the first three quarters of 2016. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $845 million for the nine months ended September 30, 2017, increasing 0.6% from $840 million for the nine months ended September 30, 2016. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing were 28.3% in the first three quarters of 2017, up from 27.5% in the first three quarters of 2016 due primarily to increases in staff compensation, partially offset by a decrease in variable overhead costs.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $268 million for the nine months ended September 30, 2017, increasing by 3.8% compared to $258 million for the nine months ended September 30, 2016. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing were 81.7% in the first three quarters of 2017, up from 79.4% in the first three quarters of 2016 due primarily to increases in staff compensation costs.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $109 million for the nine months ended September 30, 2017, decreasing by 3.7% compared to $114 million for the nine months ended September 30, 2016. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 18.2% in the first three quarters of 2017, down from 18.9% in the first three quarters of 2016 due primarily to decreases in fixed and variable overhead costs.
Operating Income. The Company’s total operating income was $389 million, or 9.9% of revenues, for the nine months ended September 30, 2017, down from $430 million or 10.8% of revenues, for the nine months ended September 30, 2016. For the Company’s temporary and consultant staffing division, operating income was $271 million, or 9.1% of applicable revenues, down from $303 million, or 9.9% of applicable revenues, in the first three quarters of 2016. For the Company’s permanent placement staffing division, operating income was $60 million, or 18.1% of applicable revenues, down from an operating income of $66 million, or 20.4% of applicable revenues, in the first three quarters of 2016. For the Company’s risk consulting and internal audit services division, operating income was $58 million, or 9.6% of applicable revenues, down from an operating income of $61 million, or 10.0% of applicable revenues, in the first three quarters of 2016.
Provision for income taxes. The provision for income taxes was 37.3% and 38.2% for the nine months ended September 30, 2017 and 2016, respectively. The lower tax rate is primarily due to additional credits and foreign restructuring, as well as lower state taxes that impacted the provision positively compared to the same period in 2016.

Liquidity and Capital Resources
The change in the Company’s liquidity during the nine months ended September 30, 2017 and 2016 is primarily the net effect of funds generated by operations and the funds used for capital expenditures, payment to trusts for employee deferred compensation plans, repurchases of common stock and payment of dividends.
Cash and cash equivalents were $348 million and $292 million at September 30, 2017 and 2016, respectively. Operating activities provided $388 million during the nine months ended September 30, 2017, which was offset by $54 million and $259 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $360 million during the nine months ended September 30, 2016, which was partially offset by $83 million and $211 million of net cash used in investing activities and financing activities, respectively.
Operating activities—Net cash provided by operating activities for the nine months ended September 30, 2017, was composed of net income of $244 million, adjusted upward for non-cash items of $72 million and cash provided by changes in working capital of $72 million. Net cash provided by operating activities for the nine months ended September 30, 2016, was comprised of net income of $266 million, adjusted upward for non-cash items of $74 million, and offset by cash used in changes in working capital of $20 million.
Investing activities—Net cash used in investing activities for the nine months ended September 30, 2017, was $54 million. This was primarily composed of capital expenditures of $29 million and deposits to trusts for employee deferred compensation plans of $24 million. Net cash used in investing activities for the nine months ended September 30, 2016, was $83 million. This was comprised of capital expenditures of $63 million and deposits to trusts for employee deferred compensation plans of $18 million and payment for an acquisition, net of cash acquired, of $2 million.
Financing activities—Net cash used in financing activities for the nine months ended September 30, 2017, was $259 million. This primarily included repurchases of $167 million in common stock and $91 million in cash dividends to stockholders. Net cash used in financing activities for the nine months ended September 30, 2016, was $211 million. This included repurchases of $126 million in common stock and $86 million in cash dividends to stockholders, offset by excess tax benefits from stock based compensation of $1 million.
As of September 30, 2017, the Company is authorized to repurchase, from time to time, up to 3.4 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the nine months ended September 30, 2017 and 2016, the Company repurchased 3.0 million shares, at a cost of $138 million, and 2.9 million shares of common stock, at a cost of $113 million, on the open market, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the nine months ended September 30, 2017 and 2016, such repurchases totaled 0.3 million shares, at a cost of $15 million, and 0.3 million shares, at a cost of $11 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital at September 30, 2017, included $348 million in cash and cash equivalents. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
On October 31, 2017, the Company announced a quarterly dividend of $.24 per share to be paid to all shareholders of record as of November 24, 2017. The dividend will be paid on December 15, 2017.
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
For the nine months ended September 30, 2017, approximately 21% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, and Australian dollar, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.
During the first nine months of 2017, the U.S. dollar fluctuated, but generally strengthened, against the primary currencies in which the Company conducts business, compared to one year ago. Currency exchange rates had the effect of decreasing reported net service revenues by $7 million, or 0.2%, in the first three quarters of 2017 compared to the same period one year ago. The general strengthening of the U.S. dollar also affected the reported level of expenses incurred in our foreign operations. Because substantially all our foreign operations generated revenues and incurred expenses within the same country and currency, the favorable effect of lower reported operating expenses largely offset the decline in reported revenues. Reported net income was unchanged in the first three quarters of 2017 compared to the same period one year ago due to the effect of currency exchange rates.
For the one month ended October 31, 2017, the U.S. dollar has strengthened against the Euro, British Pound, Canadian Dollar, and Australian dollar. If currency exchange rates were to remain at October 2017 levels throughout the remainder of 2017, the impact to the Company's full-year reported revenues would be slightly favorable, mostly offset by an unfavorable impact to operating expenses compared to full year 2016 results. Should current trends continue, the impact to reported net income would be immaterial.
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

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
The Company’s prior filings contained disclosures regarding a complaint filed in the United States District Court for the District of New Jersey on April 23, 2010, by Plaintiffs David Opalinski and James McCabe, on behalf of themselves and a putative class of similarly situated Staffing Managers, naming the Company and one of its subsidiaries as Defendants. On October 30, 2017, after considerable motion practice in the District Court and two appeals to the Third Circuit, both of which were decided in the Company’s favor, the United States Supreme Court for the second time denied a petition by Plaintiffs for review. The practical result of the Supreme Court’s denial is to leave in place the dismissal of the case by the lower courts. The Company believes that this brings an end to this litigation which the Company continues to believe was not meritorious.
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

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (c)
July 1, 2017 to July 31, 2017	200,139	(a)	$45.04	200,000	4,029,369
August 1, 2017 to August 31, 2017	593,807		$44.21	593,807	3,435,562
September 1, 2017 to September 30, 2017	32,645	(b)	$48.28	25,984	3,409,578
Total July 1, 2017 to September 30, 2017	826,591			819,791

(a)	Includes 139 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(b)	Includes 6,661 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(c)
Commencing in October 1997, the Company's Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company's common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 108,000,000 shares have been authorized for repurchase of which 104,590,422 shares have been repurchased as of September 30, 2017.

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

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: November 3, 2017