Form 10-K
period 2017-12-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2018-02-20
CIK 315213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒
Accelerated filer ☐ Non-accelerated filer ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company.  ☐  Yes   ☒  No
As of June 30, 2017, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $5,855,668,588 based on the closing sale price on that date. This amount excludes the market value of 4,041,703 shares of Common Stock directly or indirectly held by registrant’s directors and officers and their affiliates.
As of January 31, 2018, there were 124,261,548 outstanding shares of the registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be mailed to stockholders in connection with the registrant’s annual meeting of stockholders, scheduled to be held in May 2018, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

PART I
Item 1. Business
Robert Half International Inc. (the “Company”) provides specialized staffing and risk consulting services through such divisions as Accountemps®, Robert Half® Finance & Accounting, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group®, and Protiviti®. The Company, through its Accountemps, Robert Half Finance & Accounting, and Robert Half Management Resources divisions, is the world’s largest specialized provider of temporary, full-time, and project professionals in the fields of accounting and finance. OfficeTeam specializes in highly skilled temporary administrative support personnel. Robert Half Technology provides information technology professionals. Robert Half Legal provides temporary, project, and full-time staffing of attorneys and specialized support personnel within law firms and corporate legal departments. The Creative Group provides project staffing in the digital, marketing, and creative fields. Protiviti, which began operations in 2002, is a global business consulting and internal audit firm. Protiviti, which primarily employs professionals specializing in risk, advisory and transactional services, is a wholly owned subsidiary of the Company.
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
Robert Half Technology
The Company’s Robert Half Technology division, which commenced operations in 1994, specializes in providing information technology contract consultants, placing full-time employees, and offering managed services in areas ranging from multiple platform systems integration to end-user technical and desktop support, including specialists in application development (including mobile, cloud and enterprise applications), networking, systems integration and deployment, database design and administration, and security and business continuity.
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
Protiviti
Protiviti is a global consulting firm that helps companies solve problems in finance, technology, operations, data, analytics, governance, risk and internal audit. Through its risk management and internal audit heritage, Protiviti has gained unique perspectives on the challenges faced by its clients. Protiviti uses these perspectives not only to solve regulatory, risk and compliance problems, but also to help clients become more effective and productive. Protiviti provides solutions to its clients in areas such as business performance improvement, internal audit and financial advisory, IT consulting, restructuring and litigation, risk and compliance, and transaction services.
Marketing and Recruiting
The Company markets its staffing services to clients and employment candidates via both national and local advertising activities. Advertising consists of client- and employment candidate-facing buys in radio, outdoor, digital display, search engine marketing, social media, print and trade publications, job boards and events. The Company also markets its services, as well as hiring and career management advice content and thought leadership, via its search engine-optimized website, social media and blog feeds, and e-mail marketing program. Direct marketing via telephone solicitation is a significant portion of the Company’s total marketing efforts. Additionally, the Company has expanded its use of job boards and job aggregators in all aspects of sales and recruitment. Joint marketing arrangements have been entered into with major software manufacturers and typically provide for the development of proprietary skills tests, cooperative advertising, joint e-mail campaigns, and similar promotional activities. The Company also actively seeks endorsements and affiliations with professional organizations in the accounting and finance, technology, legal, and creative and marketing fields. In addition, the Company conducts public relations activities designed to enhance public recognition of the Company and its services. This includes outreach to journalists, bloggers and social media influencers, and the distribution of print, digital, and video thought leadership. Robert Half staffing and recruiting professionals are encouraged to be active in civic organizations and industry trade groups in their local communities.

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
Organization
Management of the Company’s staffing operations is coordinated from its headquarters facilities in Menlo Park and San Ramon, California. The Company’s headquarters provides support and centralized services to its offices in the administrative, marketing, public relations, accounting, training and legal areas, particularly as it relates to the standardization of the operating procedures of its offices. As of December 31, 2017, the Company conducted its staffing services operations through 323 offices in 42 states, the District of Columbia and 17 foreign countries. Office managers are responsible for most activities of their offices, including sales, local advertising and marketing and recruitment.
The day-to-day operations of Protiviti are managed by a chief executive officer and a senior management team with operational and administrative support provided by individuals located in San Ramon and Menlo Park, California. As of December 31, 2017, Protiviti had 56 offices in 23 states and 11 foreign countries.
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

Employees
The Company has approximately 17,200 full-time employees, including approximately 3,600 engaged directly in Protiviti operations. In addition, the Company placed approximately 211,400 temporary employees on assignments with clients during 2017. Employees placed by the Company on assignment with clients are the Company’s employees for all purposes while they are working on assignments. The Company pays the related costs of employment, such as workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company provides access to voluntary health insurance coverage to interested temporary employees.
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
Item 1A.    Risk Factors
The Company’s business prospects are subject to various risks and uncertainties that impact its business. The most important of these risks and uncertainties are as follows:
Any reduction in global economic activity may harm the Company’s business and financial condition.    The demand for the Company’s services, in particular its staffing services, is highly dependent upon the state of the economy and upon the staffing needs of the Company’s clients. Certain of the Company’s markets have recently experienced prolonged economic downturns characterized by high unemployment, limited availability of credit and decreased consumer and business spending. In addition, certain geopolitical events, including the ongoing negotiation of the United Kingdom’s withdrawal from the European Union (“Brexit”), have caused significant economic, market, political and regulatory uncertainty in some of the Company’s markets. Any decline in the economic condition or employment levels of the U.S. or of any of the foreign countries in which the Company does business, or in the economic condition of any region of any of the foregoing, or in any specific industry may severely reduce the demand for the Company’s services and thereby significantly decrease the Company’s revenues and profits. Further, continued or intensifying economic, political or regulatory uncertainty in the Company’s markets could reduce demand for the Company’s services.
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
The Company and certain subsidiaries are defendants in several lawsuits that could cause the Company to incur substantial liabilities.    The Company and certain subsidiaries are defendants in several actual or asserted class and representative action lawsuits brought by or on behalf of the Company’s current and former employees alleging violations of federal and state law with respect to certain wage and hour related matters, as well as claims challenging the Company’s compliance with the Fair Credit Reporting Act. The various claims made in one or more of such lawsuits include, among other things, the misclassification of certain employees as exempt employees under applicable law, failure to comply with wage statement requirements, failure to compensate certain employees for time spent performing activities related to the interviewing process, and other related wage and hour violations. Such suits seek, as applicable, unspecified amounts for unpaid overtime compensation, penalties, and other damages, as well as attorneys’ fees. It is not possible to predict the outcome of these lawsuits. However, these lawsuits may consume substantial amounts of the Company’s financial and managerial resources and might result in adverse publicity, regardless of the ultimate outcome of the lawsuits. In addition, the Company and its subsidiaries may become subject to similar lawsuits in the same or other jurisdictions, or to various other claims, disputes, and legal or regulatory proceedings that arise in the ordinary course of business. An unfavorable outcome with respect to these lawsuits and any future lawsuits or regulatory proceedings could, individually or in the aggregate, cause the Company to incur substantial liabilities or impact its operations in such a way that may have a material adverse effect upon the Company’s business, financial condition or results of operations. Furthermore, any future lawsuits, claims, disputes, or legal or regulatory proceedings may also consume substantial amounts of the Company’s financial and managerial resources and might result in adverse publicity, regardless of the ultimate outcome. In addition, an unfavorable outcome in one or more of these cases could cause the Company to change its compensation plans for its employees, which could have a material adverse effect upon the Company’s business.
The Company faces risks in operating internationally.    The Company depends on operations in international markets, including Europe, for a significant portion of its business. In the past several years, the European market experienced economic uncertainty, which adversely affected, and the return of which may in the future adversely affect, the Company’s operations in Europe. In particular, Brexit has contributed to, and may continue to contribute to, European economic, market and regulatory uncertainty and could adversely affect European or worldwide economic, market, regulatory, or political conditions. To the extent that adverse economic conditions and uncertainty in Europe (related to Brexit or otherwise) worsen, demand for the Company’s services may decline, which could significantly harm its business and results of operations. In addition, these international operations are subject to a number of risks, including general political and economic conditions in those foreign countries, the burden of complying with various foreign laws and technical standards and unpredictable changes in foreign regulations, U.S. legal requirements governing U.S. companies operating in foreign countries, legal and cultural differences in the conduct of business, potential adverse tax consequences and difficulty in staffing and managing international operations. In addition, the Company’s business may be affected by foreign currency exchange fluctuations. In particular, the Company is subject to risk in translating its results in foreign currencies into the U.S. dollar. If the value of the U.S. dollar strengthens relative to other currencies, the Company’s reported income from these operations could decrease. The value of the U.S. dollar has recently strengthened considerably against a number of major foreign currencies, and a continuation or extension of this strength relative to these other currencies could adversely impact the Company’s reported income from its international markets and cause its revenue in such markets, when translated into U.S. dollars, to decline.
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
The Company may be unable to find sufficient candidates for its staffing business.    The Company’s staffing services business consists of the placement of individuals seeking employment. There can be no assurance that candidates for employment will continue to seek employment through the Company. Candidates generally seek temporary or regular positions through multiple sources, including the Company and its competitors. Unemployment in the United States has been low in the past couple of years and has recently decreased further; some economists have speculated that in certain markets, the U.S. could be at or near full employment. This phenomenon has made finding sufficient eligible candidates to meet employers’

demands more challenging and further increases in the employment rates could compound these difficulties. Any shortage of candidates could materially adversely affect the Company.
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
It is likely that President Trump and the U.S. Congress will continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the PPACA. President Trump has issued multiple executive orders in support of repealing the PPACA, in whole or in part, and the U.S. Congress has made several attempts to repeal or modify the PPACA. It is unclear at this point what the scope of any future such legislation will be and when it will become effective. Because of the uncertainty surrounding this replacement health care reform legislation, we cannot predict with any certainty the likely impact of the PPACA’s repeal or the adoption of any other health care reform legislation on the Company’s financial condition or operating results. Whether or not there is alternative health care legislation enacted in the U.S., there is likely to be significant disruption to the health care market in the coming months and years and the costs of the Company’s health care expenditures may increase.
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
Changes in data privacy and protection laws and regulations in respect of control of personal information could increase the Company’s costs or otherwise adversely impact its operations. In the ordinary course of business, the Company collects, uses, and retains personal information from its employees, employment candidates, and contractors, including, without limitation, full names, government-issued identification numbers, addresses, birth dates, and payroll-related information. The possession and use of personal information in conducting the Company’s business subjects it to a variety of complex and evolving domestic and foreign laws and regulations regarding data privacy, protection and security, which, in many cases, apply not only to third-party transactions, but also to transfers of information among the Company and its subsidiaries. For example, the European Union’s General Data Protection Regulation (“GDPR”), which becomes effective in May 2018, will impose more stringent operational requirements for entities processing personal information, such as stronger safeguards for data transfers to countries outside the European Union and stronger enforcement authorities and mechanisms. Complying with the enhanced obligations imposed by the GDPR and other current and future laws and regulations relating to data transfer, residency, privacy and protection may increase the Company’s operating costs and require significant management time and attention, while any failure by the Company or its subsidiaries to comply with applicable laws could result in governmental enforcement actions, fines, and other penalties that could potentially have an adverse effect on the Company’s operations and reputation.
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
The demand for the Company’s services related to Sarbanes-Oxley or other regulatory compliance may decline.    The operations of both the staffing services business and Protiviti include services related to Sarbanes-Oxley and other regulatory compliance. There can be no assurance that there will be ongoing demand for these services. For example, the Jumpstart Our

Business Startup (“JOBS”) Act signed into law in April of 2012 allows most companies going public in the U.S. to defer implementation of some of the provisions of Sarbanes-Oxley for up to five years after their initial public offering. Similarly there are a number of proposals currently being considered by the U.S. Congress to further delay or, in some cases, remove the requirements of Sarbanes-Oxley for a number of public companies. Further, many analysts are expecting the U.S. Congress and President Trump to seek to repeal or modify legislation that is viewed as having over-regulated certain sectors of the U.S. economy and decreased the incentive for U.S. companies to go public and their ability to effectively compete with foreign competition. These or other similar modifications of the regulatory requirements could decrease demand for Protiviti’s services.
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
U.S. federal tax regulations and interpretations could adversely affect the Company. On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The TCJA resulted in a revaluation of the Company’s estimated deferred income tax net assets and a resulting one-time non-cash charge to its provision for income taxes in an amount of $34 million, or $.27 per share, in the fourth quarter of 2017. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements and the Notes thereto contained in Item 8. Financial Statements and Supplementary Data. In addition, the TCJA contains significant changes to corporate taxation, including the reduction of the corporate tax rate from 35% to 21% beginning in 2018, limitation for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), and modifying or repealing many business deductions (including the ability to deduct executive compensation expenses in excess of $1 million in virtually all instances). Notwithstanding the reduction in the corporate income tax rate, the overall impact of these changes on the Company’s results of operations is uncertain and will likely evolve as new regulations and interpretations relating to the TCJA are implemented. In addition, various political figures have pledged their support to overturning or modifying key aspects of the TCJA which could further increase the uncertainty relating to the impact of this or any future tax legislation on the Company’s results of operations.
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
Item 1B.    Unresolved Staff Comments.
Not applicable.
Item 2.    Properties
The Company’s headquarters operations are located in Menlo Park and San Ramon, California. As of December 31, 2017, placement activities were conducted through 323 offices located in the United States, Canada, the United Kingdom, Belgium, Brazil, France, the Netherlands, Germany, Luxembourg, Switzerland, Japan, China, Singapore, Australia, New Zealand, Austria, the United Arab Emirates, and Chile. As of December 31, 2017, Protiviti had 56 offices in the United States, Canada, Australia, China, France, Germany, Italy, the Netherlands, Japan, Singapore, India and the United Kingdom. All of the offices are leased.

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
The Company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “RHI”. On January 31, 2018, there were 997 holders of record of the Common Stock.
Following is a list by fiscal quarters of the sales prices of the stock:

	Sales Prices
2017	High	Low
4th Quarter	$57.67	$48.21
3rd Quarter	$50.72	$42.92
2nd Quarter	$49.03	$44.09
1st Quarter	$50.98	$45.00

	Sales Prices
2016	High	Low
4th Quarter	$49.63	$34.42
3rd Quarter	$41.50	$35.67
2nd Quarter	$47.26	$34.34
1st Quarter	$46.75	$36.17
Cash dividends of $.24 per share were declared and paid in each quarter of 2017. Cash dividends of $.22 per share were declared and paid in each quarter of 2016.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (b)
October 1, 2017 to October 31, 2017	—		—	—	3,409,578
November 1, 2017 to November 30, 2017	375,591		$53.78	375,591	3,033,987
December 1, 2017 to December 31, 2017	809,617	(a)	$54.57	713,108	2,320,879
Total October 1, 2017 to December 31, 2017	1,185,208			1,088,699

(a)	Includes 96,509 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(b)
Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 108,000,000 shares have been authorized for repurchase of which 105,679,121 shares have been repurchased as of December 31, 2017. As disclosed in Note O and Item 9B, on February 13, 2018, an additional 10,000,000 shares have been authorized for repurchase bringing the total repurchase authorization since plan inception to 118,000,000.

The remainder of the information required by this item is incorporated by reference to Part III, Item 12 of this Form 10-K.

Stock Performance Graph
The following graph compares, through December 31, 2017, the cumulative total return of the Company’s Common Stock, an index of certain publicly traded employment services companies, and the S&P 500. The graph assumes the investment of $100 at the beginning of the period depicted in the chart and reinvestment of all dividends. The information presented in the graph was obtained by the Company from outside sources it considers to be reliable but has not been independently verified by the Company.

$250
$200
$150
$100
$50
$0
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
Robert Half International Inc.
S&P 500 Index
Peer Group(a)

(a)
This index represents the cumulative total return of the Company and the following corporations providing temporary or permanent employment services: Kelly Services, Inc.; Kforce Inc.; ManpowerGroup; and Resources Connection Inc. CDI Corp., which was previously included in this graph, was acquired by a private equity investor and ceased to be publicly traded effective September 13, 2017.

Item 6. Selected Financial Data
The selected five-year financial data presented below should be read in conjunction with the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Company’s Consolidated Financial Statements and the Notes thereto contained in Item 8. Financial Statements and Supplementary Data.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Income Statement Data:
Net service revenues	$5,266,789	$5,250,399	$5,094,933	$4,695,014	$4,245,895
Direct costs of services, consisting of payroll, payroll taxes, benefit costs and reimbursable expenses	3,102,977	3,089,723	2,980,462	2,772,098	2,522,803
Gross margin	2,163,812	2,160,676	2,114,471	1,922,916	1,723,092
Selling, general and administrative expenses	1,646,532	1,606,217	1,533,799	1,425,734	1,324,815
Amortization of intangible assets	1,563	1,237	192	557	1,700
Interest income, net	(1,799)	(888)	(550)	(724)	(1,002)
Income before income taxes	517,516	554,110	581,030	497,349	397,579
Provision for income taxes	226,932	210,721	223,234	191,421	145,384
Net income	$290,584	$343,389	$357,796	$305,928	$252,195
Net income available to common stockholders—diluted	$290,584	$343,389	$357,796	$305,928	$252,192

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Net Income Per Share:
Basic	$2.34	$2.68	$2.72	$2.28	$1.85
Diluted	$2.33	$2.67	$2.69	$2.26	$1.83
Shares:
Basic	124,152	127,991	131,749	134,358	136,153
Diluted	124,892	128,766	132,930	135,541	137,589
Cash Dividends Declared Per Share	$.96	$.88	$.80	$.72	$.64

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Total assets	$1,867,454	$1,777,971	$1,671,044	$1,620,830	$1,479,670
Notes payable and other indebtedness, less current portion	$657	$840	$1,007	$1,159	$1,300
Stockholders’ equity	$1,105,265	$1,086,599	$1,003,781	$979,858	$919,643

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain information contained in Management’s Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the Company’s future operating results or financial positions. These statements may be identified by words such as “estimate”, “forecast”, “project”, “plan”, “intend”, “believe”, “expect”, “anticipate”, or variations or negatives thereof or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. These risks and uncertainties include, but are not limited to, the following: changes to or new interpretations of U.S. or international tax regulations; the global financial and economic situation; changes in levels of unemployment and other economic conditions in the United States or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of candidates for temporary employment or the Company’s ability to attract candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company’s services, on the Company’s ability to maintain its margins; the possibility of the Company incurring liability for its activities, including the activities of its temporary employees, or for events impacting its temporary employees on clients’ premises; the possibility that adverse publicity could impact the Company’s ability to attract and retain clients and candidates; the success of the Company in attracting, training, and retaining qualified management personnel and other staff employees; the Company’s ability to comply with governmental regulations affecting personnel services businesses in particular or employer/employee relationships in general; whether there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; the Company’s reliance on short-term contracts for a significant percentage of its business; litigation relating to prior or current transactions or activities, including litigation that may be disclosed from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings; the ability of the Company to manage its international operations and comply with foreign laws and regulations; the impact of fluctuations in foreign currency exchange rates; the possibility that the additional costs the Company will incur as a result of health care reform legislation may adversely affect the Company’s profit margins or the demand for the Company’s services; the possibility that the Company’s computer and communications hardware and software systems could be damaged or their service interrupted; and the possibility that the Company may fail to maintain adequate financial and management controls and as a result suffer errors in its financial reporting. Additionally, with respect to Protiviti, other risks and uncertainties include the fact that future success will depend on its ability to retain employees and attract clients; there can be no assurance that there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; failure to produce projected revenues could adversely affect financial results; and there is the possibility of involvement in litigation relating to prior or current transactions or activities. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results. Further information regarding these and other risks and uncertainties is contained in Item 1A. “Risk Factors.”

Executive Overview

Demand for the Company’s temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services is largely dependent upon general economic and labor trends both domestically and abroad. Correspondingly, financial results for the year ended December 31, 2017, were positively impacted by improving global economic conditions as the year progressed. Annual net service revenues reached $5.27 billion in 2017, a slight increase from the prior year. Full-year 2017 net income decreased 15% to $291 million and diluted net income per share decreased 13% to $2.33. Included in 2017 net income was a one-time, non-cash charge to the Company's provision for income taxes of $34 million, or $.27 per share, resulting from the recently enacted TCJA. For 2017, revenue growth for temporary and consultant staffing was essentially flat compared to last year while permanent placement staffing and risk consulting and internal audit services increased 5% and 2%, respectively.
We believe that the Company is well positioned in the current macroeconomic environment. The United States economic backdrop during 2017 was stable for the Company as real gross domestic product (“GDP”) grew 2.3%, while the unemployment rate declined from 4.7% in December 2016 to 4.1% in December 2017. In the United States, the number of job openings has exceeded the number of hires since February 2015, creating competition for skilled talent that increases the Company’s value to clients. The U.S. labor market continues to tighten, resulting in talent shortages in some occupations and higher demand for our services. The secular demand for temporary staffing is also ongoing. The number of temporary workers as a percentage of the overall U.S. workforce remains near an all-time high, a sign employers are building flexible staffing options into their human resource plans with increasing frequency.

Protiviti continues to see solid growth in its risk and compliance and internal audit and financial advisory practice areas. Protiviti also is expanding its solutions in areas such as data and analytics, and cybersecurity.
We monitor various economic indicators and business trends in all of the countries in which we operate to anticipate demand for the Company’s services. We evaluate these trends to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends. As such, during 2017, we added headcount in our temporary and consultant and permanent placement staffing services, while risk consulting and internal audit headcount remained essentially flat.
We have limited visibility into future revenues not only due to the dependence on macroeconomic conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, we typically assess headcount and other investments on at least a quarterly basis. That said, based on current trends and conditions, we expect headcount levels for our full-time staff to be modestly higher for each of our reporting segments throughout the first quarter of 2018.
Capital expenditures in 2017 totaled $41 million, approximately 46% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s future growth opportunities. While upgrades to enterprise resource planning and project management applications were completed in 2017, we continue to invest in digital technology initiatives designed to enhance our service offerings to both clients and candidates. Capital expenditures also included amounts spent on tenant improvements and furniture and equipment in the Company’s leased offices. We currently expect that 2018 capital expenditures will range from $45 million to $55 million.
Critical Accounting Policies and Estimates
As described below, the Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments.
Accounts Receivable Allowances.    The Company maintains allowances for estimated losses resulting from (i) the inability of its customers to make required payments, (ii) temporary placement sales adjustments, and (iii) permanent placement candidates not remaining with the client through the 90-day guarantee period, commonly referred to as “fall offs”. The Company establishes these allowances based on its review of customers’ credit profiles, historical loss statistics and current trends. The adequacy of these allowances is reviewed each reporting period. Historically, the Company’s actual losses and credits have been consistent with these allowances. As a percentage of gross accounts receivable, the Company’s accounts receivable allowances totaled 4.3% and 4.5% as of December 31, 2017 and 2016, respectively. As of December 31, 2017, a five-percentage point deviation in the Company’s accounts receivable allowances balance would have resulted in an increase or decrease in the allowance of $1.7 million. Although future results cannot always be predicted by extrapolating past results, management believes that it is reasonably likely that future results will be consistent with historical trends and experience. However, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or if unexpected events or significant future changes in trends were to occur, additional allowances may be required.
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

On December 22, 2017, the President signed TCJA into law. Effective January 1, 2018, among other changes, TCJA reduces the federal corporate tax rate to 21 percent, provides for a deemed repatriation and taxation at reduced rates of certain foreign earnings (a “transition tax”), and establishes new mechanisms to tax certain foreign earnings going forward.  Similar to other large multinational companies, TCJA has wide ranging implications for the Company.  The Company has recorded provisional amounts and a reasonable estimate of TCJA’s impact on its financial statements.  As guidance regarding implementation of various provisions of TCJA is released by the U.S. Government over the course of 2018, the Company’s estimates may need to be adjusted accordingly.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since TCJA was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretations are expected over the next 12 months, the Company considers the accounting of the transition tax, deferred tax remeasurements, and other items to be incomplete due to the forthcoming guidance and ongoing analysis of its final tax positions for the year ended December 31, 2017. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.
The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. Valuation allowances of $20.2 million and $18.9 million were recorded as of December 31, 2017 and 2016, respectively. The valuation allowances recorded relate primarily to net operating losses in certain foreign operations. If such losses are ultimately utilized to offset future operating income, the Company will recognize a tax benefit up to the full amount of the related valuation reserve.
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
The Company’s reporting units are Accountemps, Robert Half Finance & Accounting, OfficeTeam, Robert Half Technology, Robert Half Management Resources and Protiviti, which had goodwill balances at December 31, 2017, of $127.5 million, $26.2 million, $0.0 million, $7.0 million, $0.0 million and $50.2 million, respectively, totaling $210.9 million. There were no changes to the Company’s reporting units or to the allocations of goodwill by reporting unit for the year ended December 31, 2017.

The goodwill impairment assessment is based upon a discounted cash flow analysis. The estimate of future cash flows is based upon, among other things, a discount rate and certain assumptions about expected future operating performance. The discount rate for all reporting units was determined by management based on estimates of risk free interest rates, beta and market risk premiums. The discount rate used was compared to the rate published in various third party research reports, which indicated that the rate was within a range of reasonableness. The primary assumptions related to future operating performance include revenue growth rates and profitability levels. In addition, the impairment assessment requires that management make certain judgments in allocating shared assets and liabilities to the balance sheets of the reporting units. Solely for purposes of establishing inputs for the fair value calculations described above related to its annual goodwill impairment testing, the Company made the following assumptions. The Company assumed that year-to-date trends through the date of the most recent assessment would continue for all reporting units through 2017, using unique assumptions for each reporting unit. In addition, the Company applied profitability assumptions consistent with each reporting unit’s historical trends at various revenue levels and, for years 2019 and beyond, used a 3.5% growth factor. This rate is comparable to the Company’s most recent ten-year annual compound revenue growth rate. The model used to calculate fair value extends a total of 10 years with a terminal value calculation at the end of the 10 year period. In its most recent calculation, the Company used a 10.3% discount rate, which is slightly higher than the 9.8% discount rate used for the Company’s test during the second quarter of 2016. This increase in discount rate is attributable to increases in the risk free rate and the equity market risk premium, offset by a slight decrease in beta.

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
Workers’ Compensation.    Except for states which require participation in state-operated insurance funds, the Company retains the economic burden for the first $0.5 million per occurrence in workers’ compensation claims. Workers’ compensation includes ongoing healthcare and indemnity coverage for claims and may be paid over numerous years following the date of injury. Claims in excess of $0.5 million are insured. Workers’ compensation expense includes the insurance premiums for claims in excess of $0.5 million, claims administration fees charged by the Company’s workers’ compensation administrator, premiums paid to state-operated insurance funds, and an estimate for the Company’s liability for Incurred But Not Reported (“IBNR”) claims and for the ongoing development of existing claims. Total workers’ compensation expense was $6.2 million, $0.9 million and $4.6 million, representing 0.15%, 0.02% and 0.11% of applicable U.S. revenue for the years ended December 31, 2017, 2016 and 2015, respectively.
The reserves for IBNR claims and for the ongoing development of existing claims in each reporting period include estimates. The Company has established reserves for workers’ compensation claims using loss development rates which are estimated using periodic third party actuarial valuations based upon historical loss statistics which include the Company’s historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future results. Based on the Company’s results for the year ended December 31, 2017, a five-percentage point deviation in the Company’s estimated loss development rates would have resulted in an increase or decrease in the reserve of $0.2 million.
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
For the years ended December 31, 2017, 2016 and 2015, compensation expense related to restricted stock and stock units was $42.2 million, $42.7 million and $41.3 million, respectively, of which $11.4 million, $11.0 million and $11.1 million was related to grants made in 2017, 2016 and 2015, respectively. Based on the Company’s results for the year ended December 31, 2017, a one-percentage point deviation in the estimated forfeiture rates would have resulted in a $0.4 million increase or decrease in compensation expense related to restricted stock and stock units.
Recent Accounting Pronouncements
See Note B—“New Accounting Pronouncements” to the Company’s Consolidated Financial Statements included under Part II—Item 8 of this report.
Results of Operations
Demand for the Company’s temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Correspondingly, results of operations for the year ended December 31, 2017, were positively impacted by improving global economic conditions as the year progressed. Because of the inherent difficulty in predicting economic trends and the absence of material long-term contracts in any of the Company’s business units, future demand for the Company’s services cannot be forecasted with certainty. We believe the Company is well positioned in the current United States macroeconomic environment.
The Company’s temporary and permanent staffing business has 323 offices in 42 states, the District of Columbia and 17 foreign countries, while Protiviti has 56 offices in 23 states and 11 foreign countries.
Non-GAAP Financial Measures
The financial results of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the SEC. To help readers understand the Company’s financial performance, the Company supplements its GAAP financial results with revenue growth rates derived from non-GAAP revenue amounts.
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
Refer to Item 7a. “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of the impact of foreign currency exchange rates on the Company’s results of operations and financial condition.
Years ended December 31, 2017 and 2016
Revenues.    The Company’s revenues were $5.27 billion for the year ended December 31, 2017, increasing by 0.3% compared to $5.25 billion for the year ended December 31, 2016. Revenues from foreign operations represented 22% and 20% of total revenues for the years ended December 31, 2017 and 2016, respectively. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services. In 2017, revenues for permanent placement staffing and risk consulting and internal audit services were up and revenues for temporary and consultant staffing were down slightly compared to 2016. Revenue growth was strongest internationally, most notably within Europe. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing revenues were $4.01 billion for the year ended December 31, 2017, remained essentially flat compared to revenues of $4.03 billion for the year ended December 31, 2016. Key drivers of temporary and consultant staffing revenues include average hourly bill rates and the number of hours worked by the Company’s temporary employees on client engagements. On a same-day, constant-currency basis, temporary and consultant staffing revenues decreased 0.3% for 2017, compared to 2016, due primarily to fewer hours worked by the Company’s temporary employees, partially offset by a 2.7% increase in average bill rates. In the U.S., 2017 revenues decreased 3.1% on an as reported basis and 2.8% on a same-day basis, compared to 2016. For the Company’s international operations, 2017 revenues increased 11.0% on an as reported basis and 10.1% on a same-day, constant-currency basis, compared to 2016.

Permanent placement staffing revenues were $439 million for the year ended December 31, 2017, increasing by 4.7% compared to revenues of $419 million for the year ended December 31, 2016. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. On a same-day, constant-currency basis, permanent placement staffing revenues increased 4.9% for 2017 compared to 2016 due to increases in both the number of placements and average fees per placement. In the U.S., 2017 revenues increased 0.9% on an as reported basis and 1.3% on a same-day basis, compared to 2016. For the Company’s international operations, 2017 revenues increased 14.1% on an as reported basis, and on a same-day, constant-currency basis increased 13.5%, compared to 2016. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing and this is expected to continue.
Risk consulting and internal audit services revenues were $817 million for the year ended December 31, 2017, increasing by 1.5% compared to revenues of $804 million for the year ended December 31, 2016. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On a same-day, constant-currency basis, risk consulting and internal audit services revenues increased 1.9% for 2017 compared to 2016, driven primarily by increases in billable hours and billing rates. In the U.S., 2017 revenues remained essentially flat on an as reported basis, and increased 0.3% on a same-day basis, compared to 2016. For the Company’s international operations, 2017 revenues increased 9.5% on an as reported basis, or 10.2% on a same-day, constant-currency basis, compared to 2016.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the year ended December 31, 2017, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	-0.4%	-3.1%	11.0%
Billing Days Impact	0.4%	0.3%	0.5%
Currency Impact	-0.3%	—	-1.4%
Same Billing Days and Constant Currency	-0.3%	-2.8%	10.1%
Permanent placement staffing
As Reported	4.7%	0.9%	14.1%
Billing Days Impact	0.5%	0.4%	0.4%
Currency Impact	-0.3%	—	-1.0%
Same Billing Days and Constant Currency	4.9%	1.3%	13.5%
Risk consulting and internal audit services
As Reported	1.5%	0.0%	9.5%
Billing Days Impact	0.4%	0.3%	0.4%
Currency Impact	0.0%	—	0.3%
Same Billing Days and Constant Currency	1.9%	0.3%	10.2%
Gross Margin.    The Company’s gross margin dollars were $2.16 billion for both the years ended December 31, 2017 and 2016. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars for temporary and consultant staffing represent revenues less direct costs of services, which consist of payroll, payroll taxes and benefit costs for temporary employees, and reimbursable expenses. The key drivers of gross margin are: i) pay/bill spreads, which represent the differential between wages paid to temporary employees and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company’s client. Gross margin dollars for the Company’s temporary and consultant staffing division were $1.49 billion for the year ended December 31, 2017, down 1.1% from $1.51 billion for the year ended December 31, 2016. As a percentage of revenues, gross margin dollars for temporary and consultant staffing were 37.2% in 2017, down from 37.5% in 2016. This year-over-year decline in gross margin percentage is primarily attributable to higher workers’ compensation costs and other fringe benefit costs. The Company’s 2017 results include $0.9 million in workers’ compensation credits, pursuant to third-party actuarial reviews of the Company’s workers’ compensation accruals. This compares to a credit of $5.8 million in the year-ago period.

Gross margin dollars for permanent placement staffing represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $438 million for the year ended December 31, 2017, up 4.7% from $419 million for the year ended December 31, 2016. Because reimbursable expenses for permanent placement staffing services are de minimis, the increase in gross margin dollars is substantially explained by the increase in revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $232 million for the year ended December 31, 2017, up 0.2% from $231 million for the year ended December 31, 2016. As a percentage of revenues, gross margin dollars for risk consulting and internal audit services were 28.4% in 2017, down from 28.7% in 2016. The decline in 2017 gross margin percentage compared to 2016 was primarily due to slightly lower staff utilization rates.
Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The Company’s selling, general and administrative expenses were $1.65 billion for the year ended December 31, 2017, up 2.5% from $1.61 billion for the year ended December 31, 2016. As a percentage of revenues, the Company’s selling, general and administrative expenses were 31.3% for 2017, up from 30.6% for 2016. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $1.14 billion for the year ended December 31, 2017, up 1.9% from $1.12 billion for the year ended December 31, 2016. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing were 28.4% in 2017, up from 27.7% in 2016. For 2017 compared to 2016, the increase in selling, general and administrative expenses as a percentage of revenue is primarily due to increases in staff compensation costs and costs expensed related to digital technology initiatives.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $361 million for the year ended December 31, 2017, up 6.5% from $339 million for the year ended December 31, 2016. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 82.1% in 2017, up from 80.7% in 2016. For 2017 compared to 2016, the increase in selling, general and administrative expenses as a percentage of revenue is primarily due to increases in staff compensation costs and costs expensed related to digital technology initiatives.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $148 million for the year ended December 31, 2017, down 1.7% from $150 million for the year ended December 31, 2016. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 18.1% in 2017, down from 18.7% in 2016. For 2017 compared to 2016, the decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to decreases in fixed overhead costs.
Operating Income.    The Company’s total operating income was $517 million, or 9.8% of revenues, for the year ended December 31, 2017, down 6.7% from $555 million, or 10.6% of revenues, for the year ended December 31, 2016. For the Company’s temporary and consultant staffing division, operating income was $356 million, or 8.9% of applicable revenues, down 9.7% from $394 million, or 9.8% of applicable revenues, in 2016. For the Company’s permanent placement staffing division, operating income was $77 million, or 17.7% of applicable revenues, down 2.9% from operating income of $80 million, or 19.1% of applicable revenues, in 2016. For the Company’s risk consulting and internal audit services division, operating income was $84 million, or 10.3% of applicable revenues, up 3.9% from operating income of $81 million, or 10% of applicable revenues, in 2016.
Provision for income taxes.    The provision for income taxes was 43.9% and 38.0% for the years ended December 31, 2017 and 2016, respectively. The increase is primarily due to the $34 million one-time, non-cash charge resulting from the recently enacted TCJA.

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
Permanent placement staffing revenues were $419 million for the year ended December 31, 2016, decreasing by 0.5% compared to revenues of $421 million for the year ended December 31, 2015. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. On a same-day, constant- currency basis, permanent placement revenues increased 0.3% for 2016 compared to 2015. The decrease in as reported revenue was driven primarily by a decrease in number of placements, partially offset by an increase in average fees earned per placement. In the U.S., 2016 revenues increased 0.3% on an as reported basis and 0.1% on a same-day basis, compared to 2015. For the Company’s international operations, 2016 revenues decreased 2.3% on an as reported basis, and on a same-day, constant-currency basis increased 0.6%, compared to 2015. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing and this is expected to continue.
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
Gross margin dollars from the Company’s temporary and consultant staffing division represent revenues less direct costs of services, which consist of payroll, payroll taxes and benefit costs for temporary employees, and reimbursable expenses. The key drivers of gross margin are: i) pay/bill spreads, which represent the differential between wages paid to temporary employees and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company’s client. Gross margin dollars for the Company’s temporary and consultant staffing division were $1.51 billion for the year ended December 31, 2016, up 3.2% from $1.46 billion for the year ended December 31, 2015. As a percentage of revenues, gross margin dollars for temporary and consultant staffing were 37.5% in 2016, up from 37.2% in 2015. This year-over-year improvement in gross margin percentage of 0.3% was primarily attributable to higher pay/bill spreads and lower payroll taxes and workers’ compensation costs, partially offset by lower conversion revenues as a percentage of applicable revenue in 2016 compared to 2015.
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
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were$150 million for the year ended December 31, 2016, up 11.9% from $134 million for the year ended December 31, 2015. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 18.7% in 2016, up from 18.1% in 2015. For 2016 compared to 2015, the increase in selling, general and administrative expenses as a percentage of revenue is primarily due to an increase in administrative compensation and fixed overhead.
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
Liquidity and Capital Resources
The change in the Company’s liquidity during the years ended December 31, 2017, 2016 and 2015, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock, payment of dividends, and payments to trusts for employee deferred compensation plans.
Cash and cash equivalents were $295 million, $260 million, and $225 million at December 31, 2017, 2016 and 2015, respectively. Operating activities provided $453 million during the year ended December 31, 2017, offset by $78 million and$353 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $442 million during the year ended December 31, 2016, offset by $112 million and $288 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $438 million during the year ended December 31, 2015, offset by $118 million and $369 million of net cash used in investing activities and financing activities, respectively.
Operating activities—Net cash provided by operating activities for the year ended December 31, 2017, was $453 million. This was composed of net income of $291 million adjusted upward for non-cash items of $160 million and net cash provided by working capital of $2 million. Net cash provided by operating activities for the year ended December 31, 2016, was composed of net income of $343 million adjusted upward for non-cash items of $113 million, offset by net cash used in changes in working capital of $14 million. Net cash provided by operating activities for the year ended December 31, 2015, was composed of net income of $358 million adjusted upward for non-cash items of $89 million, offset by net cash used in changes in working capital of $9 million.
Investing activities—Cash used in investing activities for the year ended December 31, 2017, was $78 million. This was composed of capital expenditures of $41 million, deposits to trusts for employee deferred compensation plans of $36 million, and payments for acquisitions, net of cash acquired, of $1 million. Cash used in investing activities for the year ended

December 31, 2016, was $112 million. This was primarily composed of capital expenditures of $83 million and deposits to trusts for employee deferred compensation plans of $27 million, and payment for an acquisition, net of cash acquired, of $2 million. Cash used in investing activities for the year ended December 31, 2015, was $118 million. This was primarily composed of capital expenditures of $75 million and deposits to trusts for employee deferred compensation plans of $28 million, and payment for an acquisition, net of cash acquired, of $15 million.
Financing activities—Cash used in financing activities for the year ended December 31, 2017, was $353 million. This included repurchases of $232 million in common stock and $121 million in cash dividends to stockholders. Cash used in financing activities for the year ended December 31, 2016, was $288 million. This included repurchases of $176 million in common stock and $114 million in cash dividends to stockholders, offset by the excess tax benefits from stock-based compensation of $2 million. Cash used in financing activities for the year ended December 31, 2015, was $369 million. This included repurchases of $271 million in common stock, $108 million in cash dividends to stockholders, offset by proceeds of $2 million from exercises of stock options and the excess tax benefits from stock-based compensation of $9 million.
As of December 31, 2017, the Company is authorized to repurchase, from time to time, up to 2.3 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. On February 13, 2018, the Company authorized the repurchase, from time to time, of up to an additional 10 million shares of the Company's common stock on the open market or in privately negotiated transactions, depending on market conditions. During the years ended December 31, 2017, 2016 and 2015, the Company repurchased approximately 4.0 million shares, 4.0 million shares and 4.3 million shares of common stock on the open market for a total cost of $197 million, $164 million and $228 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the years ended December 31, 2017, 2016 and 2015, such repurchases totaled approximately 0.4 million shares, 0.4 million shares and 0.5 million shares at a cost of $20 million, $15 million and $25 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital at December 31, 2017, included $295 million in cash and cash equivalents. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
On February 13, 2018, the Company announced a quarterly dividend of $.28 per share to be paid to all shareholders of record on February 23, 2018. The dividend will be paid on March 15, 2018.
The Company’s cash flows generated from operations are also the primary source for funding various contractual obligations. The table below summarizes the Company’s major commitments as of December 31, 2017 (in thousands):

	Payments due by period
Contractual Obligations	2018	2019 and 2020	2021 and 2022	Thereafter	Total
Long-term debt obligations	$252	$505	$252	$—	$1,009
Operating lease obligations	85,484	137,984	82,642	64,042	370,152
Purchase obligations	59,854	47,521	17,737	11,490	136,602
Other liabilities	1,177	1,695	1,153	6,353	10,378
Total	$146,767	$187,705	$101,784	$81,885	$518,141
Long-term debt obligations consist of promissory notes and related interest as well as other forms of indebtedness issued in connection with certain acquisitions and other payment obligations. Operating lease obligations consist of minimum rental commitments for 2018 and thereafter under non-cancelable leases in effect at December 31, 2017. Purchase obligations consist of purchase commitments primarily related to telecom service agreements, software subscriptions, and computer hardware and software maintenance agreements. Other liabilities consist of asset retirement and deferred compensation obligations.

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
For the year ended December 31, 2017, approximately 22% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, and Australian dollar have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.
During 2017, the U.S. dollar fluctuated, but generally weakened, against the primary currencies in which the Company conducts business. Currency exchange rates had the effect of increasing reported net service revenues by $11 million, or 0.2%, in 2017 compared to prior year. The general weakening of the U.S. dollar also affected the reported level of expenses incurred in the Company’s foreign operations. Because substantially all of the Company’s foreign operations generated revenues and incurred expenses within the same country and currency, the unfavorable effect of higher reported operating expenses largely offset the increase in reported revenues. Reported net income was $0.8 million, or 0.2%, higher in the year ended December 31, 2017 compared to prior year due to the effect of currency exchange rates.
For the month ended January 31, 2018, the U.S. dollar weakened against the Euro, British Pound, Canadian Dollar, and Australian dollar. If currency exchange rates were to remain at January 2018 levels throughout 2018, the Company’s 2018 full-year reported revenues would be impacted favorably, mostly offset by an unfavorable impact to operating expenses. Thus, the impact to reported net income would likely be immaterial.
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

Item 8. Financial Statements and Supplementary Data
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share amounts)

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$294,753	$260,201
Accounts receivable, less allowances of $33,181 and $33,133	732,405	703,228
Other current assets	404,711	320,805
Total current assets	1,431,869	1,284,234
Goodwill	210,885	209,793
Other intangible assets, net	4,946	3,671
Property and equipment, net	144,887	161,509
Noncurrent deferred income taxes	74,867	118,764
Total assets	$1,867,454	$1,777,971
LIABILITIES
Accounts payable and accrued expenses	$126,937	$135,540
Accrued payroll and benefit costs	612,899	539,048
Income taxes payable	7,877	5,141
Current portion of notes payable and other indebtedness	183	167
Total current liabilities	747,896	679,896
Notes payable and other indebtedness, less current portion	657	840
Other liabilities	13,636	10,636
Total liabilities	762,189	691,372
Commitments and Contingencies (Note I)
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 124,261,458 and 127,796,558 shares	124	128
Capital surplus	1,064,601	1,022,411
Accumulated other comprehensive income (loss)	3,507	(20,502)
Retained earnings	37,033	84,562
Total stockholders’ equity	1,105,265	1,086,599
Total liabilities and stockholders’ equity	$1,867,454	$1,777,971

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Net service revenues	$5,266,789	$5,250,399	$5,094,933
Direct costs of services, consisting of payroll, payroll taxes, benefit costs and reimbursable expenses	3,102,977	3,089,723	2,980,462
Gross margin	2,163,812	2,160,676	2,114,471
Selling, general and administrative expenses	1,646,532	1,606,217	1,533,799
Amortization of intangible assets	1,563	1,237	192
Interest income, net	(1,799)	(888)	(550)
Income before income taxes	517,516	554,110	581,030
Provision for income taxes	226,932	210,721	223,234
Net income	$290,584	$343,389	$357,796
Net income per share :
Basic	$2.34	$2.68	$2.72
Diluted	$2.33	$2.67	$2.69
Shares:
Basic	124,152	127,991	131,749
Diluted	124,892	128,766	132,930
Cash dividends declared per share	$.96	$.88	$.80

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2017	2016	2015
COMPREHENSIVE INCOME:
Net income	$290,584	$343,389	$357,796
Foreign currency translation adjustments, net of tax	24,009	(10,208)	(25,024)
Total comprehensive income	$314,593	$333,181	$332,772

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
COMMON STOCK—SHARES:
Balance at beginning of period	127,797	131,156	135,134
Net issuances of restricted stock	918	1,039	785
Repurchases of common stock	(4,454)	(4,405)	(4,817)
Exercises of stock options	—	7	54
Balance at end of period	124,261	127,797	131,156
COMMON STOCK—PAR VALUE:
Balance at beginning of period	$128	$131	$135
Net issuances of restricted stock	1	1	1
Repurchases of common stock	(5)	(4)	(5)
Exercises of stock options	—	—	—
Balance at end of period	$124	$128	$131
CAPITAL SURPLUS:
Balance at beginning of period	$1,022,411	$979,477	$928,157
Net issuances of restricted stock at par value	(1)	(1)	(1)
Stock-based compensation expense	42,191	42,699	41,292
Exercises of stock options—excess over par value	—	223	1,529
Tax impact of equity incentive plans	—	13	8,500
Balance at end of period	$1,064,601	$1,022,411	$979,477
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	$(20,502)	$(10,294)	$14,730
Foreign currency translation adjustments, net of tax	24,009	(10,208)	(25,024)
Balance at end of period	$3,507	$(20,502)	$(10,294)
RETAINED EARNINGS:
Balance at beginning of period	$84,562	$34,467	$36,836
Net income	290,584	343,389	357,796
Repurchases of common stock—excess over par value	(217,031)	(178,780)	(252,916)
Cash dividends ($.96 per share, $.88 per share and $.80 per share)	(121,082)	(114,514)	(107,249)
Balance at end of period	$37,033	$84,562	$34,467

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$290,584	$343,389	$357,796
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,563	1,237	192
Depreciation expense	63,930	63,078	53,273
Stock-based compensation expense—restricted stock and stock units	42,191	42,699	41,292
Excess tax benefits from stock-based compensation	—	(1,822)	(8,762)
Deferred income taxes	44,091	(1,868)	(8,579)
Provision for doubtful accounts	8,022	9,192	12,005
Changes in assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(17,039)	(15,888)	(75,745)
Increase in accounts payable, accrued expenses, accrued payroll and benefit costs	47,832	19,726	60,232
(Decrease) increase in income taxes payable, net	(9,655)	(8,246)	19,948
Change in other assets, net of change in other liabilities	(18,528)	(9,416)	(13,416)
Net cash flows provided by operating activities	452,991	442,081	438,236
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(1,160)	(2,200)	(14,668)
Capital expenditures	(40,753)	(82,956)	(75,057)
Payments to trusts for employee deferred compensation plans	(36,584)	(27,079)	(28,225)
Net cash flows used in investing activities	(78,497)	(112,235)	(117,950)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(231,724)	(176,031)	(271,138)
Cash dividends paid	(121,000)	(114,164)	(107,561)
Decrease in notes payable and other indebtedness	(167)	(154)	(140)
Excess tax benefits from stock-based compensation	—	1,822	8,762
Proceeds from exercises of stock options	—	223	1,529
Net cash flows used in financing activities	(352,891)	(288,304)	(368,548)
Effect of exchange rate changes on cash and cash equivalents	12,949	(5,918)	(14,280)
Net increase (decrease) in cash and cash equivalents	34,552	35,624	(62,542)
Cash and cash equivalents at beginning of period	260,201	224,577	287,119
Cash and cash equivalents at end of period	$294,753	$260,201	$224,577

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$278	$266	$285
Income taxes, net of refunds	$190,954	$219,415	$212,668
Non-cash items:
Stock repurchases awaiting settlement	$—	$14,688	$11,935

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
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of December 31, 2017, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses and income and other taxes. Management estimates are also utilized in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions. Actual results and outcomes may differ from management's estimates and assumptions.
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
Risk consulting and internal audit revenues—Risk consulting and internal audit services are generally provided on a time-and-material basis or fixed-fee basis. Revenues earned under time-and-material arrangements and fixed-fee arrangements are recognized using a proportional performance method as hours are incurred relative to total estimated hours for the engagement. The Company periodically evaluates the need to provide for any losses on these projects, and losses are recognized when it is probable that a loss will be incurred.

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
Advertising Costs.    The Company expenses all advertising costs as incurred. Advertising costs for the years ended December 31, 2017, 2016 and 2015, are reflected in the following table (in thousands):

	Years Ended December 31,
	2017	2016	2015
Advertising Costs	$49,433	$47,312	$44,015
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
Goodwill and Intangible Assets.    Goodwill and intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment analysis as of June 30 in each of the three years ended December 31, 2017, and determined that no adjustment to the carrying value of goodwill was required. There were no events or changes in circumstances during the six months ended December 31, 2017 that caused the Company to perform an interim impairment assessment.
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

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (“TCJA”) into law. Effective January 1, 2018, among other changes, TCJA reduces the federal corporate tax rate to 21 percent, provides for a deemed repatriation and taxation at reduced rates of certain foreign earnings, and establishes new mechanisms to tax certain foreign earnings going forward.  Similar to other large multinational companies, TCJA has wide ranging implications for the Company.  The Company has recorded provisional amounts and a reasonable estimate of TCJA’s impact on its financial statements.  As guidance regarding implementation of various provisions of TCJA is released by the U.S. Government over the course of 2018, the Company’s estimates may need to be adjusted accordingly.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since TCJA was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretations are expected over the next 12 months, the Company considers the accounting of the transition tax, deferred tax remeasurements, and other items to be incomplete due to the forthcoming guidance and ongoing analysis of its final tax positions for the year ended December 31, 2017. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. Valuation allowances of $20.2 million and $18.9 million were recorded as of December 31, 2017 and 2016, respectively. The valuation allowances recorded related primarily to net operating losses in certain foreign operations. If such losses are ultimately utilized to offset future operating income, the Company will recognize a tax benefit up to the full amount of the valuation reserve.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Internal-use Software.    The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. Internal-use software development costs capitalized for the years ended December 31, 2017, 2016 and 2015, are reflected in the following table (in thousands):

	Years Ended December 31,
	2017	2016	2015
Internal-use software development costs	$9,030	$33,753	$31,964

Note B—New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Stock Compensation. In March 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which changes financial reporting as it relates to Employee Share-Based Payment Accounting. Under the new guidance, several aspects of the accounting for share-based payment award transactions will be simplified, including: i) income tax consequences; ii) classification of awards as either equity or liabilities; and iii) classification on the statement of cash flows. The new guidance was effective for annual and interim periods beginning after December 15, 2016 and was adopted by the Company effective January 1, 2017. The adoption of this guidance did not have a material impact on the Company’s financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
Revenue from Contracts with Customers. In May 2014, the FASB issued authoritative guidance that provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The new guidance requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The amended guidance also requires additional quantitative and qualitative disclosures. In March 2016, amended guidance was issued to clarify implementation guidance on principal versus agent consideration. In April 2016 an amendment provided clarifications on determining whether a promised license provides a customer with a right to use or a right to access an entity’s intellectual property. In May 2016 an amendment provided narrow scope improvements and practical expedients to reduce the potential diversity, cost and complexity of applying new revenue standard. These amendments, as well as the original guidance, are all effective for annual and interim periods beginning after December 15, 2017. The new standard was adopted by the Company effective January 1, 2018. The standard is required to be adopted on either a full or modified retrospective basis. As the initial adoption of the standard did not have a material impact on the Company’s financial statements, prior periods will not be restated. The Company also had no significant changes to systems, processes, or controls.
Lease Accounting. In February 2016, the FASB issued authoritative guidance which changes financial reporting as it relates to leasing transactions. Under the new guidance, lessees will be required to recognize a lease liability, measured on a discounted basis; and a right-of-use asset, for the lease term. The new guidance is effective for annual and interim periods beginning after December 15, 2018. Early application is permitted for all entities upon issuance. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  While the impact of the adoption of this guidance will include the recognition of right-of-use assets and lease liabilities on the Company’s statement of financial position, the Company is in the process of evaluating the impact of adoption of this guidance on its systems, processes, and controls.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Note C—Other Current Assets
Other current assets consisted of the following (in thousands):

	December 31,
	2017	2016
Deposits in trusts for employee deferred compensation plans	$292,326	$236,371
Other	112,385	84,434
Other current assets	$404,711	$320,805

Note D—Goodwill
The following table sets forth the activity in goodwill from December 31, 2015, through December 31, 2017 (in thousands):

	Goodwill
	Temporary and consultant staffing	Permanent placement staffing	Risk consulting and internal audit services	Total
Balance as of December 31, 2015	$133,173	$26,251	$49,155	$208,579
Acquisitions	1,248	—	299	1,547
Foreign currency translation adjustments	(546)	(236)	449	(333)
Balance as of December 31, 2016	$133,875	$26,015	$49,903	$209,793
Foreign currency translation adjustments	613	144	335	1,092
Balance as of December 31, 2017	$134,488	$26,159	$50,238	$210,885

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note E—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	December 31,
	2017	2016
Computer hardware	$171,515	$170,746
Computer software	376,761	374,490
Furniture and equipment	102,424	100,472
Leasehold improvements	148,764	133,541
Other	9,907	9,993
Property and equipment, cost	809,371	789,242
Accumulated depreciation	(664,484)	(627,733)
Property and equipment, net	$144,887	$161,509

Note F—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	December 31,
	2017	2016
Payroll and benefits	$256,804	$243,301
Employee deferred compensation plans	312,429	252,349
Workers’ compensation	17,092	19,361
Payroll taxes	26,574	24,037
Accrued payroll and benefit costs	$612,899	$539,048
Included in employee deferred compensation plans is the following (in thousands):

	December 31,
	2017	2016
Deferred compensation plan and other benefits related to the Company’s Chief Executive Officer	$86,145	$83,899

Note G—Notes Payable and Other Indebtedness
The Company issued promissory notes as well as other forms of indebtedness in connection with certain acquisitions and other payment obligations. These notes are due in varying installments and, in aggregate, amounted to $0.8 million at December 31, 2017, and $1.0 million at December 31, 2016. At December 31, 2017, $0.8 million of the notes were collateralized by a standby letter of credit. The following table shows the schedule of maturities for notes payable and other indebtedness at December 31, 2017 (in thousands):

2018	$183
2019	200
2020	218
2021	239
2022	—
$840
At December 31, 2017, the notes carried fixed rates and the weighted average interest rate for the above was 9.0% for each of the years ended December 31, 2017, 2016 and 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has an uncommitted letter of credit facility (the “facility”) of up to $35.0 million, which is available to cover the issuance of debt support standby letters of credit. The Company had used $17.4 million in debt support standby letters of credit as of December 31, 2017 and $15.8 million as of December 31, 2016. Of the debt support standby letters of credit outstanding, $16.6 million as of December 31, 2017 and $14.8 million as of December 31, 2016, satisfies workers’ compensation insurer’s collateral requirements. There is a service fee of 1.125% on the used portion of the facility. The facility is subject to certain financial covenants and expires on August 31, 2018. The Company was in compliance with these covenants as of December 31, 2017. The Company intends to renew this facility prior to its August 31, 2018 expiration.
Note H—Income Taxes
The Company recorded provisional amounts and a reasonable estimate in its provision for income taxes and estimated deferred tax assets, for the impact of TCJA.
The provision (benefit) for income taxes for the years ended December 31, 2017, 2016 and 2015, consisted of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current:
Federal	$133,097	$156,937	$181,640
State	24,944	34,927	36,281
Foreign	27,079	20,725	13,892
Deferred:
Federal and state	41,717	(3,785)	(8,398)
Foreign	95	1,917	(181)
	$226,932	$210,721	$223,234
Income before the provision for income taxes for the years ended December 31, 2017, 2016 and 2015, consisted of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Domestic	$445,418	$494,890	$528,916
Foreign	72,098	59,220	52,114
	$517,516	$554,110	$581,030
The income taxes shown above varied from the statutory federal income tax rates for these periods as follows:

	Years Ended December 31,
	2017	2016	2015
Federal U.S. income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.7	4.2	4.2
Non-deductible expenses	0.4	0.5	0.5
Non-U.S. income taxed at different rates, net of foreign tax credits	—	(0.6)	0.1
Federal tax credits	(1.3)	(0.8)	(0.6)
Tax impact of uncertain tax positions	0.2	—	(0.2)
Valuation allowance release, net	—	(0.1)	(0.5)
Tax effects of TCJA	6.5	—	—
Other, net	(0.6)	(0.2)	(0.1)
Effective tax rate	43.9%	38.0%	38.4%

In accordance with TCJA, the Company remeasured certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future. The Company is still analyzing certain aspects of TCJA and refining our calculation, which could potentially affect the measurement of these balances or give rise to different deferred tax amounts. The provisional

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amount and reasonable estimate recorded related to the re-measurement of the Company’s deferred tax balance was $34.6 million.

The Company recorded provisional amounts and a reasonable estimate for the one-time transition tax on its total post-1986 foreign earnings and profits, as required by TCJA. A provisional amount of $7.7 million in connection with the transition tax is offset by foreign tax credits in the Company's current income tax expense. The Company anticipates additional guidance will be released by the government throughout 2018 that may require the Company to adjust this estimate during the measurement period prescribed by SAB 118. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis differences inherent in our foreign entities, as the Company is still in the process of evaluating its foreign cash needs, and how much, if any, of the amount of earnings should be considered indefinitely reinvested.
The deferred portion of the tax provision (benefit) consisted of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Amortization of franchise rights	$495	$500	$514
Amortization of other intangibles	1,193	1,221	1,590
Accrued expenses, deducted for tax when paid	15,213	(6,889)	(17,664)
Capitalized costs for books, deducted for tax	(5,790)	5,901	5,315
Depreciation	(4,079)	(2,405)	(5,932)
Federal impact of unrecognized tax benefits	39	75	1,058
Foreign tax credit carryforwards	—	—	3,636
Tax effects of TCJA	34,633	—	—
Other, net	108	(271)	2,904
	$41,812	$(1,868)	$(8,579)
The components of the deferred income tax amounts at December 31, 2017 and 2016, were as follows (in thousands):

	December 31,
	2017	2016
Deferred Income Tax Assets
Provision for bad debts	$6,794	$10,510
Deferred compensation and other benefit obligations	68,101	112,811
Workers’ compensation	3,127	5,634
Stock-based compensation	8,614	16,772
Credits and net operating loss carryforwards	30,087	30,534
Other	13,343	18,116
Total deferred income tax assets	130,066	194,377
Deferred Income Tax Liabilities
Amortization of intangible assets	(20,220)	(28,681)
Property and equipment basis differences	(4,421)	(16,640)
Other	(10,847)	(11,658)
Total deferred income tax liabilities	(35,488)	(56,979)
Valuation allowance	(20,178)	(18,907)
Total deferred income tax assets, net	$74,400	$118,491
Credits and net operating loss carryforwards primarily include net operating losses in foreign countries of $26.4 million that expire in 2018 and later; and California enterprise zone tax credits of $3.5 million that expire in 2023. Of the $3.5 million of California enterprise zone tax credits, the Company expects that it will utilize $2.0 million of these credits prior to expiration. Valuation allowances of $18.7 million have been established for net operating loss carryforwards and other deferred items in foreign countries. In addition, a valuation allowance of $1.5 million has been established for California enterprise zone tax credits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FASB authoritative guidance prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The literature also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The following table reconciles the total amounts of gross unrecognized tax benefits from January 1, 2015 to December 31, 2017 (in thousands):

	December 31,
	2017	2016	2015
Balance at beginning of period	$731	$814	$4,573
Gross increases—tax positions in prior years	1,503	92	—
Gross decreases—tax positions in prior years	(257)	—	(1,807)
Gross increases—tax positions in current year	956	114	120
Settlements	(40)	—	(520)
Lapse of statute of limitations	(7)	(289)	(1,552)
Balance at end of period	$2,886	$731	$814
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $2.8 million, $0.5 million and $0.5 million for 2017, 2016 and 2015, respectively.
The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The total amount of interest and penalties accrued is $0.1 million as of December 31, 2017. The total amount of interest and penalties accrued as of December 31, 2016 is $0.1 million, including a $0.1 million reduction recorded in income tax expense during the year. The total amount of interest and penalties accrued as of December 31, 2015, was $0.2 million, including a $2.3 million reduction recorded in income tax expense during the year.
The Company believes it is reasonably possible that the settlement of certain tax uncertainties could occur within the next twelve months; accordingly, $0.1 million of the unrecognized gross tax benefit has been classified as a current liability as of December 31, 2017. This amount primarily represents unrecognized tax benefits composed of items related to assessed state income tax audits and negotiations.
The Company’s major income tax jurisdictions are the United States, Australia, Belgium, Canada, France, Germany and the United Kingdom. For U.S. federal income tax, the Company remains subject to examination for 2014 and subsequent years. For major U.S. states, with few exceptions, the Company remains subject to examination for 2013 and subsequent years. Generally, for the foreign countries, the Company remains subject to examination for 2010 and subsequent years.
Note I—Commitments and Contingencies
Rental expense, primarily for office premises, amounted to $87.5 million, $87.3 million and $85.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. The approximate minimum rental commitments for 2018 and thereafter under non-cancelable leases in effect at December 31, 2017 were as follows (in thousands):

2018	$85,484
2019	73,763
2020	64,221
2021	47,107
2022	35,535
Thereafter	64,042
$370,152
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Note J—Stockholders’ Equity
Stock Repurchase Program.    As of December 31, 2017, the Company is authorized to repurchase, from time to time, up to 2.3 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the years ended December 31, 2017, 2016 and 2015, are reflected in the following table (in thousands):

	Years Ended December 31,
	2017	2016	2015
Common stock repurchased (in shares)	4,046	4,046	4,343
Common stock repurchased	$196,645	$163,614	$228,166
Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. The number and the cost of employee stock plan repurchases made during the years ended December 31, 2017, 2016 and 2015, are reflected in the following table (in thousands):

	Years Ended December 31,
	2017	2016	2015
Repurchases related to employee stock plans (in shares)	408	359	474
Repurchases related to employee stock plans	$20,391	$15,170	$24,755

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for each of the three years ended December 31, 2017, 2016 and 2015 (consisting of stock option exercises and the purchase of shares for the treasury) is presented in the Consolidated Statements of Stockholders’ Equity.
Cash Dividends. The Company’s Board of Directors may at their discretion declare and pay dividends upon the shares of the Company’s stock either out of the Company’s retained earnings or capital surplus. The cash dividends declared during the years ended December 31, 2017, 2016 and 2015, are reflected in the following table:

	Years Ended December 31,
	2017	2016	2015
Cash dividends declared per share	$.96	$.88	$.80
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
Recipients of restricted stock do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant, and there were no grants outstanding that received dividends prior to vesting. Restricted stock grants made on or after July 28, 2009, contain forfeitable rights to dividends. Dividends for these grants are accrued on the dividend payment dates but are not paid until the shares vest, and dividends accrued for shares that ultimately do not vest are forfeited. Recipients of stock units do not pay any cash consideration for the units, do not have the right to vote, and do not receive dividends with respect to such units.
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
During the year ended December 31, 2017, the Company granted performance shares to its executives in the form of restricted stock. The shares granted contain (1) a performance condition based earnings per share, and (2) a performance condition based on Return on Invested Capital (“ROIC”). The ROIC performance condition measures the Company’s performance against a peer group. Shares will be delivered at the end of the three year vesting and ROIC performance period based on the Company’s actual performance compared to the peer group. Actual shares earned will range from seventy-five percent (75%) to one hundred twenty-five percent (125%) of the target award after any adjustment made for the EPS performance condition.
Stock-based compensation expense consisted of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Restricted stock and stock units - expense	$42,191	$42,699	$41,292

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unrecognized compensation cost is expected to be recognized over the next four years. Total unrecognized compensation cost, net of estimated forfeitures, consisted of the following (in thousands):

	December 31,
	2017	2016	2015
Restricted stock and stock units - unrecognized future costs	$62,730	$60,481	$60,627
The following table reflects activity under all stock plans from December 31, 2014 through December 31, 2017, and the weighted average exercise prices (in thousands, except per share amounts):

	Restricted Stock Plans without Market-Condition		Restricted Stock Plans with Market-Condition		Stock Option Plans
	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/ Units	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2014	1,165	$36.47	1,234	$40.24	77	$29.22
Granted	502	$58.14	257	$71.86	—	—
Exercised	—	—	—	—	(54)	$28.18
Restrictions lapsed	(599)	$36.30	(499)	$31.41	—	—
Forfeited	(16)	$37.63	—	—	(11)	$30.94
Outstanding, December 31, 2015	1,052	$46.88	992	$52.89	12	$32.36
Granted	772	$38.47	358	$45.93	—	—
Exercised	—	—	—	—	(7)	$32.36
Restrictions lapsed	(545)	$42.42	(364)	$43.04	—	—
Forfeited	(36)	$41.28	(36)	$43.04	(5)	$32.36
Outstanding, December 31, 2016	1,243	$43.78	950	$54.42	—	—
Granted	904	$47.86	50	$50.09	—	—
Exercised	—	—	—	—	—	—
Restrictions lapsed	(616)	$44.09	(384)	$50.09	—	—
Forfeited	(41)	$43.68	—	—	—	—
Outstanding, December 31, 2017	1,490	$46.13	616	$56.76	—	—
The total pre-tax intrinsic value of stock options exercised and the total fair value of shares vested during the years ended December 31, 2017, 2016 and 2015, are reflected in the following table (in thousands):

	Years Ended December 31,
	2017	2016	2015
Total pre-tax intrinsic value of stock options exercised	$—	$52	$1,709
Total fair value of shares vested	$50,385	$39,302	$56,570
At December 31, 2017, the total number of available shares to grant under the plans (consisting of either restricted stock, stock units, stock appreciation rights or options to purchase common stock) was approximately 3.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note L—Net Income Per Share
The calculation of net income per share for the three years ended December 31, 2017 is reflected in the following table (in thousands, except per share amounts):

	Years Ended December 31,
	2017	2016	2015

Net income	$290,584	$343,389	$357,796
Basic:
Weighted average shares	124,152	127,991	131,749
Diluted:
Weighted average shares	124,152	127,991	131,749
Dilutive effect of potential common shares	740	775	1,181
Diluted weighted average shares	124,892	128,766	132,930
Net income per share:
Basic	$2.34	$2.68	$2.72
Diluted	$2.33	$2.67	$2.69
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net service revenues
Temporary and consultant staffing	$4,011,042	$4,026,777	$3,930,843
Permanent placement staffing	439,214	419,314	421,411
Risk consulting and internal audit services	816,533	804,308	742,679
	$5,266,789	$5,250,399	$5,094,933
Operating income
Temporary and consultant staffing	$355,700	$393,704	$399,808
Permanent placement staffing	77,673	80,001	85,019
Risk consulting and internal audit services	83,907	80,754	95,845
	517,280	554,459	580,672
Amortization of intangible assets	1,563	1,237	192
Interest income, net	(1,799)	(888)	(550)
Income before income taxes	$517,516	$554,110	$581,030
Assets by reportable segment are not presented as the Company does not allocate assets to its reportable segments, nor is such information used by management for purposes of assessing performance or allocating resources.
The Company operates internationally, with operations in North America, South America, Europe, Asia and Australia. The following tables represent revenues and long-lived assets by geographic location (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net service revenues (a)
Domestic	$4,121,701	$4,220,477	$4,105,013
Foreign (b)	1,145,088	1,029,922	989,920
	$5,266,789	$5,250,399	$5,094,933

	December 31,
	2017	2016	2015
Assets, long-lived
Domestic	$113,069	$136,434	$117,176
Foreign	31,818	25,075	25,730
	$144,887	$161,509	$142,906

(a) There were no customers that accounted for more than 10% of the Company’s total net revenue in any year presented.
(b) No individual country represented more than 10% of revenues in any year presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note N—Quarterly Financial Data (Unaudited)
The following tabulation shows certain quarterly financial data for 2017 and 2016 (in thousands, except per share amounts):

	Quarter
2017	1	2	3	4
Net service revenues	$1,287,370	$1,308,428	$1,324,709	$1,346,282
Gross margin	$525,828	$538,438	$546,400	$553,146
Income before income taxes	$125,501	$130,707	$132,270	$129,038
Net income	$78,521	$80,316	$84,700	$47,047
Basic net income per share	$.63	$.64	$.69	$.38
Diluted net income per share	$.62	$.64	$.68	$.38

	Quarter
2016	1	2	3	4
Net service revenues	$1,302,625	$1,344,160	$1,338,541	$1,265,073
Gross margin	$531,972	$556,993	$552,509	$519,202
Income before income taxes	$133,791	$149,414	$146,324	$124,581
Net income	$83,416	$91,616	$90,569	$77,788
Basic net income per share	$.65	$.71	$.71	$.61
Diluted net income per share	$.64	$.71	$.71	$.61

Note O—Subsequent Events
On February 13, 2018, the Company authorized the repurchase, from time to time, of up to an additional 10 million shares of the Company's common stock on the open market or in privately negotiated transactions, depending on market conditions. The authorization is in addition to the approximately 2.3 million shares remaining under the existing repurchase program. There is no guarantee as to whether, when, or how many shares the Company will repurchase, and the Company may discontinue the repurchase program at any time.
On February 13, 2018, the Company announced the following:

Quarterly dividend per share	$.28
Declaration date	February 13, 2018
Record date	February 23, 2018
Payment date	March 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Robert Half International Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedule listed in the index appearing under Item 15(a)(2), of Robert Half International Inc. and its subsidiaries (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 20, 2018

We have served as the Company’s auditor since 2002.

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
Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Item 9B. Other Information
On February 13, 2018, the Board of Directors amended and restated the Company’s By-Laws to implement proxy access and to update the notice, procedural, disclosure and other requirements for stockholder nominations and proposals of business not intended to be included in the Company’s proxy statement for an annual meeting of stockholders. In particular, the By-Laws were amended to include a new Article II, Section 9(a)(3), which permits a stockholder or group of up to 20 stockholders owning 3% or more of the Company’s common stock continuously for at least three years to nominate for election to the Board, and include in the Company’s proxy materials for its annual meeting of stockholders, nominees representing 25% of the number of directors then serving on the Board (rounding down to the closest whole number), subject to certain limitations and provided that such nominating stockholder(s) and nominee(s) satisfy the applicable requirements specified in the By-Laws. In connection with the Company’s adoption of proxy access and in order to ensure full disclosure for all director nominations and proposals, the Company’s By-Laws were also amended to require any notice provided pursuant to Article II, Section 9(a)(2) (the Company’s traditional advance notice provision) to disclose additional information regarding each person proposed for nomination for election as a director, the stockholder giving the notice, and the beneficial owner, if any, on whose behalf the nomination or proposal is made, including disclosure of securities ownership, derivative and short positions and certain interests, as well as to make other non-substantive changes.
The foregoing description is qualified in its entirety by reference to the Amended and Restated By-Laws that are attached hereto as Exhibit 3.2 and incorporated herein by reference.

On February 13, 2018, the Company authorized the repurchase, from time to time, of up to an additional 10 million shares of the Company's common stock on the open market or in privately negotiated transactions, depending on market conditions. The authorization is in addition to the approximately 2.3 million shares remaining under the existing repurchase program. There is no guarantee as to whether, when, or how many shares the Company will repurchase, and the Company may discontinue the repurchase program at any time.

PART III
Except as provided below in this Part III, the information required by Items 10 through 14 of Part III is incorporated by reference from Item 1 of this Report and from the registrant’s Proxy Statement, under the captions “Nomination and Election of Directors,” “Beneficial Stock Ownership,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Corporate Governance,” “The Board and Committees” and “Independent Registered Public Accounting Firm” which Proxy Statement will be mailed to stockholders in connection with the registrant’s annual meeting of stockholders which is scheduled to be held in May 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights A	Weighted average exercise price of outstanding options, warrants and rights B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by security holders	—	—	3,794,824
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	3,794,824

Since May 2005, all grants have been made pursuant to the Stock Incentive Plan, which was approved by stockholders in May 2005 and re-approved in May 2008, May 2011, May 2013, and May 2014. Such plan authorizes the issuance of stock options, restricted stock, stock units and stock appreciation rights to directors, executive officers and employees.

PART IV
Item 15.   Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Page(s)
Consolidated statements of financial position at December 31, 2017 and 2016	25
Consolidated statements of operations for the years ended December 31, 2017, 2016, and 2015	26
Consolidated statements of comprehensive income for the years ended December 31, 2017, 2016, and 2015	27
Consolidated statements of stockholders’ equity for the years ended December 31, 2017, 2016, and 2015	28
Consolidated statements of cash flows for the years ended December 31, 2017, 2016, and 2015	29
Notes to consolidated financial statements	30-44
Report of independent registered public accounting firm	45-46
Selected quarterly financial data for the years ended December 31, 2017 and 2016 are set forth in Note N—Quarterly Financial Data (Unaudited) included in Item 8 of this report.	44
2. Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016, and 2015	55
Schedules I, III, IV and V have been omitted as they are not applicable.

3. Exhibits

Exhibit No.	Exhibit
3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

3.2	Amended and Restated By-Laws.

*10.1	Form of Power of Attorney and Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.
*10.2
Employment Agreement between the Registrant and Harold M. Messmer, Jr., incorporated by reference to (i) Exhibit 10.(c) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1985(P), (ii) Exhibit 10.2(b) to Registrant’s Registration Statement on Form S-1 (No. 33-15171)(P), (iii) Exhibit 10.2(c) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987(P), (iv) Exhibit 10.2(d) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988(P), (v) Exhibit 28.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1990(P), (vi) Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991(P), (vii) Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993(P), (viii) Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, (ix) Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995, (x) Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, (xi) Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, (xii) Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, (xiii) Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, (xiv) Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, (xv) Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, (xvi) Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, and (xvii) Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

*10.8
Form of Indemnification Agreement for Directors of the Registrant, incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989(P).

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
(P) This Exhibit was originally filed in paper format. Accordingly, a hyperlink has not been provided.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

Date: February 20, 2018	By:	/s/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 20, 2018	By:	/s/ HAROLD M. MESSMER, JR.
Harold M. Messmer, Jr. Chairman of the Board, Chief Executive Officer, and a Director (Principal Executive Officer)

Date: February 20, 2018	By:	/s/ MARC H. MORIAL
Marc H. Morial, Director

Date: February 20, 2018	By:	/s/ BARBARA J. NOVOGRADAC
Barbara J. Novogradac, Director

Date: February 20, 2018	By:	/s/ ROBERT J. PACE
Robert J. Pace, Director

Date: February 20, 2018	By:	/s/ FREDERICK A. RICHMAN
Frederick A. Richman, Director

Date: February 20, 2018	By:	/s/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President, Chief Financial Officer and a Director (Principal Financial Officer)

Date: February 20, 2018	By:	/s/ MICHAEL C. BUCKLEY
Michael C. Buckley Executive Vice President and Treasurer (Principal Accounting Officer)

Schedule II—Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Charged to Expenses	Deductions	Translation Adjustments	Balance at End of Period
Year Ended December 31, 2015
Allowance for doubtful accounts receivable	$30,544	12,005	(5,353)	(2,109)	$35,087
Deferred tax valuation allowance	$29,561	6,283	(8,068)	(1,447)	$26,329
Year Ended December 31, 2016
Allowance for doubtful accounts receivable	$35,087	9,192	(9,907)	(1,239)	$33,133
Deferred tax valuation allowance	$26,329	2,160	(9,517)	(65)	$18,907
Year Ended December 31, 2017
Allowance for doubtful accounts receivable	$33,133	8,022	(8,751)	777	$33,181
Deferred tax valuation allowance	$18,907	1,411	(1,275)	1,135	$20,178