Form 10-Q
period 2018-03-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2018-05-03
CIK 315213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 FORM 10-Q
______________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2018:
123,562,570 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share amounts)

March 31, 2018	December 31, 2017

ASSETS
Cash and cash equivalents	$291,987	$294,753
Accounts receivable, less allowances of $22,375 and $33,181	784,889	732,405
Other current assets	391,580	404,711
Total current assets	1,468,456	1,431,869
Goodwill	210,832	210,885
Other intangible assets, net	4,553	4,946
Property and equipment, net	136,837	144,887
Deferred income taxes	73,182	74,867
Total assets	$1,893,860	$1,867,454
LIABILITIES
Accounts payable and accrued expenses	$146,110	$126,937
Accrued payroll and benefit costs	608,417	612,899
Income taxes payable	9,726	7,877
Current portion of notes payable and other indebtedness	187	183
Total current liabilities	764,440	747,896
Notes payable and other indebtedness, less current portion	608	657
Other liabilities	14,015	13,636
Total liabilities	779,063	762,189
Commitments and Contingencies (Note G)
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 123,562,571 shares and 124,261,458 shares	124	124
Capital surplus	1,075,156	1,064,601
Accumulated other comprehensive income	9,015	3,507
Retained earnings	30,502	37,033
Total stockholders’ equity	1,114,797	1,105,265
Total liabilities and stockholders’ equity	$1,893,860	$1,867,454

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017

Net service revenues	$1,395,333	$1,287,370
Direct costs of services, consisting of payroll, payroll taxes, benefit costs and reimbursable expenses	822,967	761,542
Gross margin	572,366	525,828
Selling, general and administrative expenses	437,999	400,249
Amortization of intangible assets	463	301
Interest income, net	(735)	(223)
Income before income taxes	134,639	125,501
Provision for income taxes	38,472	46,980
Net income	$96,167	$78,521

Net income per share:
Basic	$.79	$.63
Diluted	$.78	$.62

Shares:
Basic	121,934	125,537
Diluted	122,887	126,418
Cash dividends declared per share	$.28	$.24

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2018	2017
COMPREHENSIVE INCOME:
Net income	$96,167	$78,521
Foreign currency translation adjustments, net of tax	5,508	4,864
Total comprehensive income	$101,675	$83,385

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
COMMON STOCK—SHARES:
Balance at beginning of period	124,261	127,797
Net issuances of restricted stock	514	807
Repurchases of common stock	(1,212)	(1,425)
Balance at end of period	123,563	127,179
COMMON STOCK—PAR VALUE:
Balance at beginning of period	$124	$128
Net issuances of restricted stock	1	1
Repurchases of common stock	(1)	(2)
Balance at end of period	$124	$127
CAPITAL SURPLUS:
Balance at beginning of period	$1,064,601	$1,022,411
Net issuances of restricted stock at par value	(1)	(1)
Stock-based compensation expense	10,556	9,857
Balance at end of period	$1,075,156	$1,032,267
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	$3,507	$(20,502)
Foreign currency translation adjustments, net of tax	5,508	4,864
Balance at end of period	$9,015	$(15,638)
RETAINED EARNINGS:
Balance at beginning of period	$37,033	$84,562
Net income	96,167	78,521
Repurchases of common stock—excess over par value	(68,488)	(68,295)
Cash dividends ($.28 per share and $.24 per share)	(34,210)	(30,601)
Balance at end of period	$30,502	$64,187

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$96,167	$78,521
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	463	301
Depreciation expense	16,253	15,899
Stock-based compensation expense—restricted stock and stock units	10,556	9,857
Deferred income taxes	1,695	10,556
Provision for doubtful accounts	1,778	1,697
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(49,794)	4,296
Increase (decrease) in accounts payable, accrued expenses, accrued payroll and benefit costs	13,527	(7,498)
Increase in income taxes payable	27,068	27,860
Change in other assets, net of change in other liabilities	(1,495)	(17,989)
Net cash flows provided by operating activities	116,218	123,500
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,965)	(10,335)
Payments to trusts for employee deferred compensation plans	(10,585)	(4,939)
Net cash flows used in investing activities	(18,550)	(15,274)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(68,489)	(80,687)
Cash dividends paid	(34,919)	(30,597)
Payments for notes payable and other indebtedness	(44)	(41)
Net cash flows used in financing activities	(103,452)	(111,325)
Effect of exchange rate changes on cash and cash equivalents	3,018	3,041
Net decrease in cash and cash equivalents	(2,766)	(58)
Cash and cash equivalents at beginning of period	294,753	260,201
Cash and cash equivalents at end of period	$291,987	$260,143

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Stock repurchases awaiting settlement	$—	$2,298

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

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
Basis of Presentation. The unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). The comparative year-end condensed consolidated statement of financial position data presented was derived from audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the periods presented have been included. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2017, included in its Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for a full year.
Principles of Consolidation. The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany balances have been eliminated.
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of March 31, 2018, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, and income and other taxes. Management estimates are also utilized in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions. Actual results and outcomes may differ from management's estimates and assumptions.
Revenue Recognition. Revenues from contracts with customers are generated in three segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. Revenues are recognized when promised goods or services are delivered to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. See Note C for further discussion of revenue recognition and disaggregation of revenues.
Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs for the three months ended March 31, 2018 and 2017, are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2018	2017
Advertising costs	$13,081	$11,471

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2018

Note B— New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The new guidance requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.

The Company adopted the new guidance, using the modified retrospective method applied to all contracts not completed as of January 1, 2018, and since the adoption of the new guidance was not material, no adjustment was made to opening retained earnings. The Company also had no significant changes to systems, processes, or controls. The adoption of the guidance did not have a material impact on the Company's income statement. In accordance with the new guidance, the Company reclassified certain allowances that are now reflected as liabilities. The impact to the Company's balance sheet is as follows (in thousands):

	March 31, 2018
	As Reported	Balances Without Adoption of Revenue Guidance	Effect of Change Higher (Lower)
Assets
Accounts receivable, net	$784,889	$774,281	$10,608

Liabilities
Accounts payable and accrued expenses	$146,110	$135,502	$10,608

Classification of Certain Cash Receipts and Cash Payments in Statement of Cash Flows. In August 2016, the FASB issued authoritative guidance designed to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows, including: i) contingent consideration payments made after a business combination; ii) proceeds from the settlement of insurance claims; and iii) proceeds from the settlement of corporate-owned life insurance policies. The Company adopted the new guidance as of January 1, 2018. The adoption of this guidance did not have a material impact on the Company's financial statements.
Stock Compensation. In May 2017, the FASB issued authoritative guidance updating which changes in the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the amended guidance, entities are required to account for the effects of a modification if the fair value, vesting conditions or classification (as an equity instrument or a liability instrument) of the modified award change from that of the original award immediately before the modification. The Company adopted the new guidance as of January 1, 2018. The adoption of this guidance did not have a material impact on the Company's financial statements.
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
March 31, 2018

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

Note C—Revenue Recognition

Revenues from contracts with customers are generated in three segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. Revenues are recognized when promised goods or services are delivered to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

Net service revenues, as presented on the unaudited Condensed Consolidated Statements of Operations, represent services rendered to customers less variable consideration, such as sales adjustments and allowances. Reimbursements, including those related to travel and out-of-pocket expenses, are recorded on a gross basis and included in net service revenues, with equivalent amounts of reimbursable expenses included in direct costs of services.

Temporary and consultant staffing revenues. Temporary and consultant staffing revenues from contracts with customers are recognized in the amount to which the Company has a right to invoice, when the services are rendered by the Company’s temporary employees.

The Company records temporary and consultant staffing revenue on a gross basis as a principal versus on a net basis as an agent in the presentation of revenues and expenses. The Company has concluded that gross reporting is appropriate because the Company (i) has the risk of identifying and hiring qualified employees, (ii) has the discretion to select the employees and establish their price and duties and (iii) bears the risk for services that are not fully paid for by customers. Fees paid to Time Management or Vendor Management service providers selected by clients are recorded as a reduction of revenues, as the Company is not the primary obligor with respect to those services. Employees placed on temporary assignment by the Company are the Company’s legal employees while they are working on assignments. The Company pays all related costs of employment, including workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company assumes the risk of acceptability of its employees to its customers.

Permanent placement staffing revenues. Permanent placement staffing revenues from contracts with customers are primarily recognized when employment candidates accept offers of permanent employment. The Company has a substantial history of estimating the financial impact of permanent placement candidates who do not remain with its clients through the 90-day guarantee period. These amounts are established based primarily on historical data and are recorded as liabilities. Fees to clients are generally calculated as a percentage of the new employee’s annual compensation. No fees for permanent placement services are charged to employment candidates.

Risk consulting and internal audit revenues. Risk consulting and internal audit services generally contain one or more performance obligation(s) which are satisfied over a period of time. Revenues are recognized over time as the performance obligations are satisfied, because the services provided do not have any alternative use to the Company, and contracts generally include language giving the Company an enforceable right to payment for services provided to date. Revenue is measured using cost incurred relative to total estimated cost for the engagement to measure progress towards satisfying the Company's performance obligations. Cost incurred represents work performed and thereby best depicts the transfer of control to the customer.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2018

The following table presents the Company's revenues disaggregated by line of business (in thousands):

	Three Months Ended March 31,
	2018	2017
Accountemps	$471,589	$436,539
OfficeTeam	261,152	236,179
Robert Half Technology	160,062	157,439
Robert Half Management Resources	173,485	157,449
Temporary and consulting staffing revenues	1,066,288	987,606
Permanent placement staffing revenues	121,400	103,633
Risk consulting and internal audit revenues	207,645	196,131
Net service revenues	$1,395,333	$1,287,370

Payment terms in our contracts vary by the type and location of our customer and the services offered. The term between invoicing and when payment is due is not significant.

Contracts with multiple performance obligations are recognized as performance obligations are delivered, and contract value is allocated based on relative stand-alone selling values of the services and products in the arrangement. As of the quarter ended March 31, 2018, aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year was $84.1 million. Of this amount, substantially all is expected to be recognized within the next twelve months. There were no revenues recognized in the quarter ended March 31, 2018 related to performance obligations satisfied or partially satisfied in previous periods.

Contract assets are recorded when services are performed in advance of the Company’s unconditional right to payment. Contract assets as of January 1, 2018 and March 31, 2018 were not material.

Contract liabilities are recorded when cash payments are received or due in advance of performance and are reflected in Accounts payable and accrued expenses on the unaudited Condensed Consolidated Balance Sheet. The following table sets forth the activity in contract liabilities from January 1, 2018 through March 31, 2018 (in thousands):

March 31, 2018
Balance at beginning of period	$9,003
Payments in advance of satisfaction of performance obligations	5,689
Revenue recognized	(3,842)
Other, including translation adjustments	(1,977)
Balance at end of period	$8,873

Note D—Other Current Assets
Other current assets consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Deposits in trusts for employee deferred compensation plans	$302,964	$292,326
Other	88,616	112,385
Other current assets	$391,580	$404,711

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2018

Note E—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Computer hardware	$171,447	$171,515
Computer software	377,991	376,761
Furniture and equipment	102,919	102,424
Leasehold improvements	150,181	148,764
Other	10,241	9,907
Property and equipment, cost	812,779	809,371
Accumulated depreciation	(675,942)	(664,484)
Property and equipment, net	$136,837	$144,887
Note F—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Payroll and benefits	$239,524	$256,804
Employee deferred compensation plans	310,164	312,429
Workers’ compensation	17,543	17,092
Payroll taxes	41,186	26,574
Accrued payroll and benefit costs	$608,417	$612,899
Included in employee deferred compensation plans is the following (in thousands):

	March 31, 2018	December 31, 2017
Deferred compensation plan and other benefits related to the Company’s Chief Executive Officer	$86,283	$86,145
Note G—Commitments and Contingencies
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
March 31, 2018

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
Note H— Stockholders' Equity
Stock Repurchase Program. As of March 31, 2018, the Company is authorized to repurchase, from time to time, up to 11.3 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the three months ended March 31, 2018 and 2017, are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2018	2017
Common stock repurchased (in shares)	1,065	1,121
Common stock repurchased	$60,033	$53,586

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. The number and the cost of repurchases related to employee stock plans made during the three months ended March 31, 2018 and 2017, are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2018	2017
Repurchases related to employee stock plans (in shares)	147	304
Repurchases related to employee stock plans	$8,456	$14,711
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Repurchase activity for the three months ended March 31, 2018 and 2017, is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.
Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2018

Note I—Net Income Per Share
The calculation of net income per share for the three months ended March 31, 2018 and 2017 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017

Net income	$96,167	$78,521
Basic:
Weighted average shares	121,934	125,537

Diluted:
Weighted average shares	121,934	125,537
Dilutive effect of potential common shares	953	881
Diluted weighted average shares	122,887	126,418

Net income per share:
Basic	$.79	$.63
Diluted	$.78	$.62

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
The accounting policies of the segments are set forth in Note A—"Summary of Significant Accounting Policies" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The Company evaluates performance based on income from operations before net interest income, intangible asset amortization expense, and income taxes.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2018

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net service revenues
Temporary and consultant staffing	$1,066,288	$987,606
Permanent placement staffing	121,400	103,633
Risk consulting and internal audit services	207,645	196,131
	$1,395,333	$1,287,370
Operating income
Temporary and consultant staffing	$96,723	$90,371
Permanent placement staffing	22,379	18,302
Risk consulting and internal audit services	15,265	16,906
	134,367	125,579
Amortization of intangible assets	463	301
Interest income, net	(735)	(223)
Income before income taxes	$134,639	$125,501
Note K—Income Taxes
The provision for income taxes was 28.6% and 37.4% for the three months ended March 31, 2018 and 2017, respectively. The lower tax rate is primarily due to the reduction of the U.S. federal corporate income tax rate from 35% to 21% beginning in 2018.

The Company recognized the income tax effects of the Tax Cuts and Jobs Act (“TCJA”) in its audited consolidated financial statements included in the Company’s 2017 Annual Report on Form 10-K in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of income tax guidance in the reporting period in which the TCJA was signed into law. The guidance also provides for a measurement period of up to one year from the enactment date for the Company to complete the accounting for the U.S. tax law changes. As such, the Company’s 2017 financial results reflected the provisional amounts and an estimate of the income tax effects of the TCJA. During the three months ended March 31, 2018, new guidance was released and as a result the Company recorded a charge of $3 million related to the transition tax on its total post-1986 foreign earnings and profits. The estimate of the impact of TCJA is based on certain assumptions and the Company's current interpretation, which may change, as the Company receives additional clarification and implementation guidance and as the interpretation of the TCJA evolves over time. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis differences inherent in our foreign entities, as the Company is still in the process of evaluating its foreign cash needs, and how much, if any, of the amount of earnings should be considered indefinitely reinvested.
Note L—Subsequent Events
On April 6, 2018, Plaintiff Shari Dorff, on her own behalf and on behalf of a putative class of allegedly similarly situated individuals, filed a complaint against the Company in the Superior Court of California, County of Los Angeles. In addition to certain claims individual to Plaintiff Dorff, the complaint alleges that salaried recruiters based in California have been misclassified as exempt employees and seeks an unspecified amount for: unpaid wages resulting from such alleged misclassification; alleged failure to provide a reasonable opportunity to take meal periods and rest breaks; alleged failure to pay wages on a timely basis both during employment and upon separation; alleged failure to comply with California requirements regarding wage statements and record-keeping; and alleged improper denial of expense reimbursement. Plaintiff Dorff also seeks an unspecified amount of other damages, attorneys’ fees, and penalties, including but not limited to statutory penalties on

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2018

behalf of herself and other allegedly “aggrieved employees” as defined by California’s Labor Code Private Attorney General Act (“PAGA”). At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding and, accordingly, no amounts have been provided in the Company’s Financial Statements. The Company believes it has meritorious defenses to the allegations and the Company intends to continue to vigorously defend against the litigation.
On May 1, 2018, the Company announced the following:

Quarterly dividend per share	$.28
Declaration date	May 1, 2018
Record date	May 25, 2018
Payment date	June 15, 2018

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain information contained in Management’s Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the Company’s future operating results or financial positions. These statements may be identified by words such as “estimate”, “forecast”, “project”, “plan”, “intend”, “believe”, “expect”, “anticipate”, or variations or negatives thereof or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. These risks and uncertainties include, but are not limited to, the following: changes to or new interpretations of U.S. or international tax regulations, the global financial and economic situation; changes in levels of unemployment and other economic conditions in the United States or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of candidates for temporary employment or the Company’s ability to attract candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company’s services, on the Company’s ability to maintain its margins; the possibility of the Company incurring liability for its activities, including the activities of its temporary employees, or for events impacting its temporary employees on clients’ premises; the possibility that adverse publicity could impact the Company’s ability to attract and retain clients and candidates; the success of the Company in attracting, training, and retaining qualified management personnel and other staff employees; the Company’s ability to comply with governmental regulations affecting personnel services businesses in particular or employer/employee relationships in general; whether there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; the Company’s reliance on short-term contracts for a significant percentage of its business; litigation relating to prior or current transactions or activities, including litigation that may be disclosed from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings; the ability of the Company to manage its international operations and comply with foreign laws and regulations; the impact of fluctuations in foreign currency exchange rates; the possibility that the additional costs the Company will incur as a result of health care reform may adversely affect the Company’s profit margins or the demand for the Company’s services; the possibility that the Company’s computer and communications hardware and software systems could be damaged or their service interrupted; and the possibility that the Company may fail to maintain adequate financial and management controls and as a result suffer errors in its financial reporting. Additionally, with respect to Protiviti, other risks and uncertainties include the fact that future success will depend on its ability to retain employees and attract clients; there can be no assurance that there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; failure to produce projected revenues could adversely affect financial results; and there is the possibility of involvement in litigation relating to prior or current transactions or activities. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results.
Executive Overview
Demand for the Company’s temporary and consulting staffing, permanent placement staffing, and risk consulting and internal audit services is largely dependent upon general economic and labor trends both domestically and abroad. Correspondingly, financial results for the three months ended March 31, 2018 were positively impacted by a growing global economy. During the first quarter of 2018, net service revenues were $1.40 billion, an increase of 8% from the prior year. Net income increased 22% to $96 million and diluted net income per share increased 26% to $.78. The year over year net income and net income per share growth benefited significantly from the reduction in the U.S. federal corporate income tax rate from 35% to 21% beginning in 2018. All three of the Company's reportable segments experienced revenue growth, led by permanent placement staffing which increased 17% for the first quarter of 2018 compared to the first quarter of 2017.
We believe that the Company is well positioned in the current macroeconomic environment. The United States economic backdrop throughout the first quarter of 2018 was improved for the Company as real gross domestic product (GDP) grew 2.3%, while the unemployment rate remained unchanged at 4.1% in December 2017 and March 2018. In the United States, the number of job openings has exceeded the number of hires since February 2015, creating competition for skilled talent that increases the Company's value to clients. The secular demand for temporary staffing is also ongoing. The number of temporary workers as a percentage of the overall U.S. workforce remains near an all-time high, a sign employers are building flexible staffing options into their human resource plans with increasing frequency.
Protiviti continues to see solid growth in its business performance improvement practice area. Protiviti also is expanding its solutions in areas such as data and analytics, and cybersecurity.
We monitor various economic indicators and business trends in all of the countries in which we operate to anticipate demand for the Company’s services. We evaluate these trends to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The

Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends. As such, during the first quarter of 2018, we added headcount in our temporary and consultant staffing and permanent placement staffing services, while risk consulting and internal audit headcount remained essentially flat compared to prior year-end levels.
We have limited visibility into future revenues not only due to the dependence on macroeconomic conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, we typically assess headcount and other investments on at least a quarterly basis. That said, based on current trends and conditions, we expect headcount levels for our full-time staff to be modestly higher for each of our reporting segments through the second quarter of 2018.
Capital expenditures for the three months ended March 31, 2018 totaled $8 million, approximately 27% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s future growth opportunities. While upgrades to enterprise resource planning and project management applications were completed in 2017, we continue to invest in digital technology initiatives designed to enhance our service offerings to both clients and candidates. Capital expenditures also included amounts spent on tenant improvements and furniture and equipment in the Company's leased offices. We currently expect that 2018 capital expenditures will range from $45 million to $55 million.
Critical Accounting Policies and Estimates
The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes to the Company's accounting policies or estimates for the three months ended March 31, 2018.
Recent Accounting Pronouncements
See Note B—“New Accounting Pronouncements” to the Company’s unaudited Condensed Consolidated Financial Statements included under Part I—Item 1 of the report.
Results of Operations
Demand for the Company’s temporary and consulting staffing, permanent placement staffing, and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Correspondingly, all three of the Company’s reportable segments for the quarter ended March 31, 2018, were positively impacted by a growing global economy. Because of the inherent difficulty in predicting economic trends and the absence of material long-term contracts in any of the Company's business units, future demand for the Company’s services cannot be forecast with certainty. We believe the Company is well positioned in the current global macroeconomic environment.
The Company’s temporary and permanent placement staffing business has 326 offices in 42 states, the District of Columbia and 17 foreign countries, while Protiviti has 56 offices in 23 states and 11 foreign countries.
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
Three Months Ended March 31, 2018 and 2017
Revenues. The Company’s revenues were $1.40 billion for the three months ended March 31, 2018, increasing by 8.4% compared to $1.29 billion for the three months ended March 31, 2017. Revenues from foreign operations represented 24% of total revenues for the three months ended March 31, 2018, up from 20% of total revenues for the three months ended March 31, 2017. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. Revenue growth was strongest internationally. For the three months ended March 31, 2018, revenue for temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services were up, compared to the same period in 2017. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing revenues were $1.07 billion for the three months ended March 31, 2018, increasing by 8.0% compared to revenues of $988 million for the three months ended March 31, 2017. Key drivers of temporary and consultant staffing revenues include average hourly bill rates and the number of hours worked by the Company’s temporary employees on client engagements. On a same-day, constant-currency basis, temporary and consultant staffing revenues increased 6.2% for the first quarter of 2018 compared to the first quarter of 2017, due primarily to a 2.5% increase in average bill rates and an increase in the number of hours worked by the Company’s temporary employees. In the U.S., revenues in the first quarter of 2018 increased 3.4% on an as reported basis and 3.9% on a same-day basis, compared to the first quarter of 2017. For the Company’s international operations, 2018 first quarter revenues increased 26.0% on an as reported basis and 15.5% on a same-day, constant-currency basis, compared to the first quarter of 2017.
Permanent placement staffing revenues were $121 million for the three months ended March 31, 2018, increasing by 17.1% compared to revenues of $104 million for the three months ended March 31, 2017. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. Both the number of placements and average fees per placement were up for the first quarter of 2018 compared to the first quarter of 2017. In the U.S., revenues for the first quarter of 2018 increased 14.2% on an as reported basis and 14.8% on a same-day basis, compared to the first quarter of 2017. For the Company’s international operations, revenues for the first quarter of 2018 increased 23.6% on an as reported basis and 16.0% on a same-day, constant-currency basis, compared to the first quarter of 2017. Historically, demand for permanent placement staffing is even more sensitive to economic and labor market conditions than demand for temporary and consultant staffing and this is expected to continue.
Risk consulting and internal audit services revenues were $208 million for the three months ended March 31, 2018, increasing by 5.9% compared to revenues of $196 million for the three months ended March 31, 2017. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On a same-day, constant-currency basis, risk consulting and internal audit services revenues increased 4.7% for the first quarter of 2018 compared to the first quarter of 2017, due primarily to an increase in billable hours, partially offset by a decrease in billing rates. In the U.S., revenues in the first quarter of 2018 increased 1.0% on an as reported basis and 1.5% on a same-day basis, compared to the first quarter of 2017. Contributing to the U.S. increase were services related to business performance improvement. The Company’s risk consulting and internal audit services revenues from international operations increased 32.2% on an as reported basis and 22.0% on a same-day, constant-currency basis for the first quarter of 2018 compared to the first quarter of 2017.

A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended March 31, 2018, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	8.0%	3.4%	26.0%
Billing Days Impact	0.8%	0.5%	2.3%
Currency Impact	-2.6%	—	-12.8%
Same Billing Days and Constant Currency	6.2%	3.9%	15.5%
Permanent placement staffing
As Reported	17.1%	14.2%	23.6%
Billing Days Impact	0.9%	0.6%	2.2%
Currency Impact	-3.0%	—	-9.8%
Same Billing Days and Constant Currency	15.0%	14.8%	16.0%
Risk consulting and internal audit services
As Reported	5.9%	1.0%	32.2%
Billing Days Impact	0.7%	0.5%	2.3%
Currency Impact	-1.9%	—	-12.5%
Same Billing Days and Constant Currency	4.7%	1.5%	22.0%
Gross Margin. The Company’s gross margin dollars were $572 million for the three months ended March 31, 2018, increasing by 8.9% compared to $526 million for the three months ended March 31, 2017. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars for temporary and consultant staffing represent revenues less direct costs of services, which consist of payroll, payroll taxes and benefit costs for temporary employees, and reimbursable expenses. The key drivers of gross margin are: i) pay-bill spreads, which represent the differential between wages paid to temporary employees and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company's client. Gross margin dollars for the Company’s temporary and consultant staffing division were $396 million for the three months ended March 31, 2018, increasing 7.3% compared to $369 million for the three months ended March 31, 2017. As a percentage of revenues, gross margin for temporary and consultant staffing was 37.2% in the first quarter of 2018, down from 37.4% in the first quarter of 2017. This year-over-year decline in gross margin percentage is primarily attributable to higher fringe costs partially offset by higher conversion revenues.
Gross margin dollars for permanent placement staffing represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $121 million for the three months ended March 31, 2018, increasing 17.1% from $104 million for the three months ended March 31, 2017. Because reimbursable expenses for permanent placement staffing are de minimis, gross margin dollars are substantially explained by revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $55 million for the three months ended March 31, 2018, increasing 3.5% compared to $53 million for the three months ended March 31, 2017. As a percentage of revenues, gross margin for risk consulting and internal audit services in the first quarter of 2018 was 26.4%, down from 27.0% in the first quarter of 2017. The decline in the first quarter of 2018 gross margin compared to the first quarter of 2017 was primarily due to an increase in pay rates for professional staff.
Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The Company’s selling, general and administrative expenses were $438 million for the three months ended March 31, 2018, increasing 9.4% from $400 million for the three months ended March 31, 2017. As a percentage of revenues, the Company’s selling, general and administrative expenses were 31.4% for the first quarter of 2018, up from 31.1% for the first quarter of 2017. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $299 million for the three months ended March 31, 2018, increasing 7.4% from $279 million for the three months ended March 31, 2017. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing were 28.1% in the first quarter of 2018, slightly down from 28.2% in the first quarter of 2017.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $99 million for the three months ended March 31, 2018, increasing by 16.0% compared to $85 million for the three months ended March 31, 2017. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing were 81.4% in the first quarter of 2018, down from 82.1% in the first quarter of 2017 due primarily to positive operating leverage resulting from increased revenues.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $40 million for the three months ended March 31, 2018, increasing by 9.6% compared to $36 million for the three months ended March 31, 2017. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 19.1% in the first quarter of 2018, up from 18.4% in the first quarter of 2017 due primarily to increases in fixed overhead.
Operating Income. The Company’s total operating income was $134 million, or 9.6% of revenues, for the three months ended March 31, 2018, up from $126 million, or 9.8% of revenues, for the three months ended March 31, 2017. For the Company’s temporary and consultant staffing division, operating income was $97 million, or 9.1% of applicable revenues, up from $90 million, or 9.2% of applicable revenues, in the first quarter of 2017. For the Company’s permanent placement staffing division, operating income was $22 million, or 18.4% of applicable revenues, up 22.3% from an operating income of $19 million, or 17.7% of applicable revenues, in the first quarter of 2017. For the Company’s risk consulting and internal audit services division, operating income was $15 million, or 7.4% of applicable revenues, down from an operating income of $17 million, or 8.6% of applicable revenues, in the first quarter of 2017.
Provision for income taxes. The provision for income taxes was 28.6% and 37.4% for the three months ended March 31, 2018 and 2017, respectively. The lower tax rate is primarily due to the reduction of the U.S. federal corporate income tax rate from 35% to 21% beginning in 2018.
Liquidity and Capital Resources
The change in the Company’s liquidity during the three months ended March 31, 2018 and 2017 is primarily the net effect of funds generated by operations and the funds used for capital expenditures, payment to trusts for employee deferred compensation plans, repurchases of common stock and payment of dividends.
Cash and cash equivalents were $292 million and $260 million at March 31, 2018 and 2017, respectively. Operating activities provided $116 million during the three months ended March 31, 2018, which was offset by $19 million and $103 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $124 million during the three months ended March 31, 2017, which was offset by $15 million and $111 million of net cash used in investing activities and financing activities, respectively.
Operating activities—Net cash provided by operating activities for the three months ended March 31, 2018, was composed of net income of $96 million, adjusted upward for non-cash items of $31 million, offset by net cash used in changes in working capital of $11 million. Net cash provided by operating activities for the three months ended March 31, 2017, was composed of net income of $79 million, adjusted upward for non-cash items of $38 million, and cash provided by changes in working capital of $7 million.
Investing activities—Net cash used in investing activities for the three months ended March 31, 2018, was $19 million. This was primarily composed of capital expenditures of $8 million and deposits to trusts for employee deferred compensation plans of $11 million. Net cash used in investing activities for the three months ended March 31, 2017, was $15 million. This was composed of capital expenditures of $10 million and deposits to trusts for employee deferred compensation plans of $5 million.
Financing activities—Net cash used in financing activities for the three months ended March 31, 2018, was $103 million. This primarily included repurchases of $68 million in common stock and $35 million in cash dividends paid to stockholders. Net cash used in financing activities for the three months ended March 31, 2017, was $111 million. This included repurchases of $81 million in common stock and $30 million in cash dividends to stockholders.
As of March 31, 2018, the Company is authorized to repurchase, from time to time, up to 11.3 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the three months ended March 31, 2018 and 2017, the Company repurchased 1.1 million shares, at a cost of $60 million, and 1.1 million shares of common stock, at a cost of $54 million, on the open market, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the three months ended March 31, 2018 and 2017, such repurchases totaled 0.1 million shares, at a cost of $8 million, and 0.3 million shares, at a cost of $15 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital at March 31, 2018, included $292 million in cash and cash equivalents. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
On May 1, 2018, the Company announced a quarterly dividend of $.28 per share to be paid to all shareholders of record as of May 25, 2018. The dividend will be paid on June 15, 2018.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Because a portion of the Company’s net revenues are derived from its operations outside the U.S. and are denominated in local currencies, the Company is exposed to the impact of foreign currency fluctuations. The Company’s exposure to foreign currency exchange rates relates primarily to the Company's foreign subsidiaries. Exchange rates impact the U.S. dollar value of the Company’s reported revenues, expenses, earnings, assets and liabilities.
For the three months ended March 31, 2018, approximately 24% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, and Australian dollar, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.
During the first three months of 2018, the U.S. dollar fluctuated, but generally weakened, against the primary currencies in which the Company conducts business, compared to one year ago. Currency exchange rates had the effect of increasing reported net service revenues by $33 million, or 2.5%, in the first quarter of 2018 compared to the same period one year ago. The general weakening of the U.S. dollar also affected the reported level of expenses incurred in our foreign operations. Because substantially all our foreign operations generated revenues and incurred expenses within the same country and currency, the effect of higher reported revenues is largely offset by the increase in reported operating expenses. Reported net income was $2 million, or 2.6%, higher in the first quarter of 2018 compared to the same period one year ago due to the effect of currency exchange rates.
For the one month ended April 30, 2018, the U.S. dollar has strengthened against the Euro, British Pound, and Australian dollar, but weakened the Canadian Dollar since March 31, 2018. If currency exchange rates were to remain at April 2018 levels throughout the remainder of 2018, the Company’s full-year reported revenues would be impacted unfavorably, mostly offset by a favorable impact to operating expenses compared to full year 2017 results. Should current trends continue, the impact to reported net income would be immaterial.
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

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
On April 6, 2018, Plaintiff Shari Dorff, on her own behalf and on behalf of a putative class of allegedly similarly situated individuals, filed a complaint against the Company in the Superior Court of California, County of Los Angeles. In addition to certain claims individual to Plaintiff Dorff, the complaint alleges that salaried recruiters based in California have been misclassified as exempt employees and seeks an unspecified amount for: unpaid wages resulting from such alleged misclassification; alleged failure to provide a reasonable opportunity to take meal periods and rest breaks; alleged failure to pay wages on a timely basis both during employment and upon separation; alleged failure to comply with California requirements regarding wage statements and record-keeping; and alleged improper denial of expense reimbursement. Plaintiff Dorff also seeks an unspecified amount of other damages, attorneys’ fees, and penalties, including but not limited to statutory penalties on behalf of herself and other allegedly “aggrieved employees” as defined by California’s Labor Code Private Attorney General Act (“PAGA”). At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding and, accordingly, no amounts have been provided in the Company’s Financial Statements. The Company believes it has meritorious defenses to the allegations and the Company intends to continue to vigorously defend against the litigation.
There have been no material developments with regard to the legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017.
ITEM 1A. Risk Factors
There have not been any material changes with regard to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (d)
January 1, 2018 to January 31, 2018	31,185	(a)	$57.89	—	12,320,879
February 1, 2018 to February 28, 2018	797,388	(b)	$55.60	749,674	11,571,205
March 1, 2018 to March 31, 2018	383,632	(c)	$58.26	315,792	11,255,413
Total January 1, 2018 to March 31, 2018	1,212,205			1,065,466

(a)	Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(b)	Includes 47,714 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(c)	Includes 67,840 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(d)
Commencing in October 1997, the Company's Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company's common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 118,000,000 shares have been authorized for repurchase of which 106,744,587 shares have been repurchased as of March 31, 2018.

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosure
Not applicable.

ITEM 5. Other Information
None.
ITEM 6. Exhibits

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

3.2	Amended and Restated By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.1	Part I, Item 1 of this Form 10-Q formatted in XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: May 3, 2018