Form 10-Q
period 2018-06-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2018-08-02
CIK 315213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 FORM 10-Q
______________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2018:
122,445,184 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share amounts)

June 30, 2018	December 31, 2017

ASSETS
Cash and cash equivalents	$308,656	$294,753
Accounts receivable, less allowances of $22,583 and $33,181	801,875	732,405
Other current assets	393,598	404,711
Total current assets	1,504,129	1,431,869
Goodwill	210,387	210,885
Other intangible assets, net	3,990	4,946
Property and equipment, net	130,010	144,887
Deferred income taxes	85,067	74,867
Total assets	$1,933,583	$1,867,454
LIABILITIES
Accounts payable and accrued expenses	$160,864	$126,937
Accrued payroll and benefit costs	630,485	612,899
Income taxes payable	17,336	7,877
Current portion of notes payable and other indebtedness	191	183
Total current liabilities	808,876	747,896
Notes payable and other indebtedness, less current portion	559	657
Other liabilities	14,650	13,636
Total liabilities	824,085	762,189
Commitments and Contingencies (Note H)
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 122,445,185 shares and 124,261,458 shares	122	124
Capital surplus	1,086,545	1,064,601
Accumulated other comprehensive (loss) income	(6,409)	3,507
Retained earnings	29,240	37,033
Total stockholders’ equity	1,109,498	1,105,265
Total liabilities and stockholders’ equity	$1,933,583	$1,867,454

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net service revenues	$1,457,054	$1,308,428	$2,852,387	$2,595,798
Direct costs of services, consisting of payroll, payroll taxes, benefit costs and reimbursable expenses	849,936	769,990	1,672,903	1,531,532
Gross margin	607,118	538,438	1,179,484	1,064,266
Selling, general and administrative expenses	457,607	407,721	895,606	807,970
Amortization of intangible assets	442	365	905	666
Interest income, net	(1,006)	(355)	(1,741)	(578)
Income before income taxes	150,075	130,707	284,714	256,208
Provision for income taxes	40,760	50,391	79,232	97,371
Net income	$109,315	$80,316	$205,482	$158,837

Net income per share:
Basic	$.90	$.64	$1.69	$1.27
Diluted	$.89	$.64	$1.68	$1.26

Shares:
Basic	121,307	124,617	121,619	125,074
Diluted	122,268	125,104	122,576	125,758
Cash dividends declared per share	$.28	$.24	$.56	$.48

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
COMPREHENSIVE INCOME:
Net income	$109,315	$80,316	$205,482	$158,837
Foreign currency translation adjustments, net of tax	(15,424)	10,132	(9,916)	14,996
Total comprehensive income	$93,891	$90,448	$195,566	$173,833

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

	Six Months Ended June 30,
	2018	2017
COMMON STOCK—SHARES:
Balance at beginning of period	124,261	127,797
Net issuances of restricted stock	525	829
Repurchases of common stock	(2,341)	(2,442)
Balance at end of period	122,445	126,184
COMMON STOCK—PAR VALUE:
Balance at beginning of period	$124	$128
Net issuances of restricted stock	1	1
Repurchases of common stock	(3)	(3)
Balance at end of period	$122	$126
CAPITAL SURPLUS:
Balance at beginning of period	$1,064,601	$1,022,411
Net issuances of restricted stock at par value	(1)	(1)
Stock-based compensation expense	21,945	20,727
Balance at end of period	$1,086,545	$1,043,137
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	$3,507	$(20,502)
Foreign currency translation adjustments, net of tax	(9,916)	14,996
Balance at end of period	$(6,409)	$(5,506)
RETAINED EARNINGS:
Balance at beginning of period	$37,033	$84,562
Net income	205,482	158,837
Repurchases of common stock—excess over par value	(144,482)	(115,807)
Cash dividends ($.56 per share and $.48 per share)	(68,793)	(60,965)
Balance at end of period	$29,240	$66,627

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$205,482	$158,837
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	905	666
Depreciation expense	32,403	31,845
Stock-based compensation expense—restricted stock and stock units	21,945	20,727
Deferred income taxes	(10,188)	18
Provision for doubtful accounts	3,950	3,421
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(80,580)	3,376
Increase in accounts payable, accrued expenses, accrued payroll and benefit costs	45,959	38
Increase in income taxes payable	36,215	49,229
Change in other assets, net of change in other liabilities	7,873	(10,097)
Net cash flows provided by operating activities	263,964	258,060
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	—	(1,643)
Capital expenditures	(17,261)	(21,186)
Payments to trusts for employee deferred compensation plans	(19,827)	(15,245)
Net cash flows used in investing activities	(37,088)	(38,074)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(138,002)	(129,243)
Cash dividends paid	(68,985)	(61,448)
Payments for notes payable and other indebtedness	(90)	(82)
Net cash flows used in financing activities	(207,077)	(190,773)
Effect of exchange rate changes on cash and cash equivalents	(5,896)	8,384
Net increase in cash and cash equivalents	13,903	37,597
Cash and cash equivalents at beginning of period	294,753	260,201
Cash and cash equivalents at end of period	$308,656	$297,798

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Stock repurchases awaiting settlement	$6,483	$1,255

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018

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
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of June 30, 2018, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, and income and other taxes. Management estimates are also utilized in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions. Actual results and outcomes may differ from management's estimates and assumptions.
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
Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs for the three and six months ended June 30, 2018 and 2017, are reflected in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Advertising costs	$14,416	$12,225	$27,497	$23,696

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2018

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

The Company adopted the new guidance, using the modified retrospective method applied to all contracts not completed as of January 1, 2018, and since the adoption of the new guidance was not material, no adjustment was made to opening retained earnings. The Company also had no significant changes to systems, processes, or controls. The adoption of the guidance did not have a material impact on the Company's income statement. In accordance with the new guidance, the Company reclassified certain allowances that are now reflected as liabilities. The impact to the Company’s balance sheet is as follows (in thousands):

	June 30, 2018
	As Reported	Balances Without Adoption of Revenue Guidance	Effect of Change Higher (Lower)
Assets
Accounts receivable, net	$801,875	$790,389	$11,486

Liabilities
Accounts payable and accrued expenses	$160,864	$149,378	$11,486

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
Recently Issued Accounting Pronouncements Not Yet Adopted

Lease Accounting. In February 2016, the FASB issued authoritative guidance which changes financial reporting as it relates to leasing transactions. Under the new guidance, lessees will be required to recognize a lease liability, measured on a discounted basis; and a right-of-use asset, for the lease term. The new guidance is effective for annual and interim periods beginning after December 15, 2018. Early application is permitted for all entities upon issuance. Lessees and lessors may elect to apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2018

comparative period presented in the financial statements; or they may elect to apply the provisions of the guidance beginning at the adoption date and recognize a cumulative effect adjustment to opening retained earnings in the period of adoption.  The Company expects that the impact of the adoption of the guidance will be material to its consolidated statement of financial position, and will require certain changes to its systems and processes.
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

Risk consulting and internal audit services revenues. Risk consulting and internal audit services generally contain one or more performance obligation(s) which are satisfied over a period of time. Revenues are recognized over time as the performance obligations are satisfied, because the services provided do not have any alternative use to the Company, and contracts generally include language giving the Company an enforceable right to payment for services provided to date. Revenue is measured using cost incurred relative to total estimated cost for the engagement to measure progress towards

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2018

satisfying the Company's performance obligations. Cost incurred represents work performed and thereby best depicts the transfer of control to the customer.

The following table presents the Company's revenues disaggregated by line of business (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Accountemps	$480,563	$439,734	$952,152	$876,273
OfficeTeam	268,362	244,369	529,514	480,548
Robert Half Technology	171,446	157,832	331,508	315,271
Robert Half Management Resources	167,603	156,361	341,088	313,810
Temporary and consulting staffing	1,087,974	998,296	2,154,262	1,985,902
Permanent placement staffing	135,038	112,653	256,438	216,286
Risk consulting and internal audit services	234,042	197,479	441,687	393,610
Net service revenues	$1,457,054	$1,308,428	$2,852,387	$2,595,798

Payment terms in our contracts vary by the type and location of our customer and the services offered. The term between invoicing and when payment is due is not significant.

Contracts with multiple performance obligations are recognized as performance obligations are delivered, and contract value is allocated based on relative stand-alone selling values of the services and products in the arrangement. As of June 30, 2018, aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year was $100.3 million. Of this amount, $88.8 million is expected to be recognized within the next twelve months. There were no revenues recognized in the quarter ended, or the six months ended, June 30, 2018, related to performance obligations satisfied or partially satisfied in previous periods.

Contract assets are recorded when services are performed in advance of the Company’s unconditional right to payment. Contract assets as of January 1, 2018 and June 30, 2018, were not material.

Contract liabilities are recorded when cash payments are received or due in advance of performance and are reflected in Accounts payable and accrued expenses on the unaudited Condensed Consolidated Balance Sheet. The following table sets forth the activity in contract liabilities from January 1, 2018 through June 30, 2018 (in thousands):

June 30, 2018
Balance at beginning of period	$9,003
Payments in advance of satisfaction of performance obligations	8,893
Revenue recognized	(7,471)
Other, including translation adjustments	(2,052)
Balance at end of period	$8,373

Note D—Other Current Assets
Other current assets consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Deposits in trusts for employee deferred compensation plans	$315,375	$292,326
Other	78,223	112,385
Other current assets	$393,598	$404,711

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2018

Note E—Goodwill
The following table sets forth the activity in goodwill from December 31, 2017 through June 30, 2018 (in thousands):

Goodwill
Balance as of December 31, 2017	$210,885
Foreign currency translation adjustments	(498)
Balance as of June 30, 2018	$210,387
The Company completed its annual goodwill impairment analysis as of June 30, 2018, and determined that no adjustment to the carrying value of goodwill was required.

Note F—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Computer hardware	$170,816	$171,515
Computer software	378,310	376,761
Furniture and equipment	102,992	102,424
Leasehold improvements	151,390	148,764
Other	10,247	9,907
Property and equipment, cost	813,755	809,371
Accumulated depreciation	(683,745)	(664,484)
Property and equipment, net	$130,010	$144,887
Note G—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Payroll and benefits	$268,455	$256,804
Employee deferred compensation plans	326,561	312,429
Workers’ compensation	18,666	17,092
Payroll taxes	16,803	26,574
Accrued payroll and benefit costs	$630,485	$612,899
Included in employee deferred compensation plans is the following (in thousands):

	June 30, 2018	December 31, 2017
Deferred compensation plan and other benefits related to the Company’s Chief Executive Officer	$87,165	$86,145
Note H—Commitments and Contingencies
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
June 30, 2018

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2018

Note I— Stockholders' Equity
Stock Repurchase Program. As of June 30, 2018, the Company is authorized to repurchase, from time to time, up to 10.1 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the six months ended June 30, 2018 and 2017, are reflected in the following table (in thousands):

	Six Months Ended June 30,
	2018	2017
Common stock repurchased (in shares)	2,194	2,137
Common stock repurchased	$135,989	$101,068

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. The number and the cost of repurchases related to employee stock plans made during the six months ended June 30, 2018 and 2017, are reflected in the following table (in thousands):

	Six Months Ended June 30,
	2018	2017
Repurchases related to employee stock plans (in shares)	147	305
Repurchases related to employee stock plans	$8,496	$14,742
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Repurchase activity for the six months ended June 30, 2018 and 2017, is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.
Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus.
Note J—Net Income Per Share
The calculation of net income per share for the three and six months ended June 30, 2018 and 2017 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income	$109,315	$80,316	$205,482	$158,837
Basic:
Weighted average shares	121,307	124,617	121,619	125,074

Diluted:
Weighted average shares	121,307	124,617	121,619	125,074
Dilutive effect of potential common shares	961	487	957	684
Diluted weighted average shares	122,268	125,104	122,576	125,758

Net income per share:
Basic	$.90	$.64	$1.69	$1.27
Diluted	$.89	$.64	$1.68	$1.26

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2018

Note K—Business Segments
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
The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net service revenues
Temporary and consultant staffing	$1,087,974	$998,296	$2,154,262	$1,985,902
Permanent placement staffing	135,038	112,653	256,438	216,286
Risk consulting and internal audit services	234,042	197,479	441,687	393,610
	$1,457,054	$1,308,428	$2,852,387	$2,595,798
Operating income
Temporary and consultant staffing	$103,570	$93,088	$200,293	$183,459
Permanent placement staffing	27,436	21,046	49,815	39,348
Risk consulting and internal audit services	18,505	16,583	33,770	33,489
	149,511	130,717	283,878	256,296
Amortization of intangible assets	442	365	905	666
Interest income, net	(1,006)	(355)	(1,741)	(578)
Income before income taxes	$150,075	$130,707	$284,714	$256,208
Note L—Income Taxes
The provision for income taxes was 27.2% and 38.6% for the three months ended June 30, 2018 and 2017, respectively. The provision for income taxes was 27.8% and 38.0% for the six months ended June 30, 2018 and 2017, respectively. The lower tax rate is primarily due to the reduction of the U.S. federal corporate income tax rate from 35% to 21% beginning in 2018.

The Company recognized the income tax effects of the Tax Cuts and Jobs Act (“TCJA”) in its audited consolidated financial statements included in the Company’s 2017 Annual Report on Form 10-K in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of income tax guidance in the reporting period in which the TCJA was signed into law. The guidance also provides for a measurement period of up to one year from the enactment date for the Company to complete the accounting for the U.S. tax law changes. As such, the Company’s 2017 financial results reflected the provisional amounts and an estimate of the income tax effects of the TCJA. During the six months ended June 30, 2018, new guidance was released and as a result the Company recorded a charge of $3 million related to the transition tax on its total post-1986 foreign earnings and profits. The estimate of the impact of TCJA is based on certain assumptions and the Company's current interpretation, which may change, as the Company receives additional clarification and implementation guidance and as the interpretation of the TCJA evolves over time. No additional income taxes have been

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2018

provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis differences inherent in our foreign entities, as the Company is still in the process of evaluating its foreign cash needs, and how much, if any, of the amount of earnings should be considered indefinitely reinvested.
Note M—Subsequent Events
On July 31, 2018, the Company announced the following:

Quarterly dividend per share	$.28
Declaration date	July 31, 2018
Record date	August 24, 2018
Payment date	September 14, 2018

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
Executive Overview
Demand for the Company’s temporary and consulting staffing, permanent placement staffing, and risk consulting and internal audit services is largely dependent upon general economic and labor trends both domestically and abroad. Correspondingly, financial results for the first half of 2018 were positively impacted by a growing global economy. During the first half of 2018, net service revenues were $2.85 billion, an increase of 10% from the prior year. Net income increased 29% to $205 million and diluted net income per share increased 33% to $1.68. The year over year net income and net income per share growth benefited significantly from the reduction in the U.S. federal corporate income tax rate from 35% to 21% beginning in 2018. All three of the Company's reportable segments experienced revenue growth, led by permanent placement staffing which increased 19% for the first half of 2018 compared to the first half of 2017.
We believe that the Company is well positioned in the current macroeconomic environment. The United States economic backdrop throughout the first half of 2018 improved as real gross domestic product (“GDP”) grew 2.3% and 4.1% for the first and second quarter, respectively, while the unemployment rate declined from 4.1% in December 2017 to 4.0% at the end of the second quarter of 2018. In the United States, the number of job openings has exceeded the number of hires since February 2015, creating competition for skilled talent that increases the Company's value to clients. The secular demand for temporary staffing is also ongoing. The number of temporary workers as a percentage of the overall U.S. workforce remains near an all-time high, a sign employers are building flexible staffing options into their human resource plans with increasing frequency.
Protiviti continues to see solid growth in its business performance improvement, technology consulting, and risk and compliance practice areas. Protiviti also is expanding its solutions in areas such as data and analytics, and cybersecurity.
We monitor various economic indicators and business trends in all of the countries in which we operate to anticipate demand for the Company’s services. We evaluate these trends to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The

Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends. As such, during the first half of 2018, we added headcount in our temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services compared to prior year-end levels.
We have limited visibility into future revenues not only due to the dependence on macroeconomic conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, we typically assess headcount and other investments on at least a quarterly basis. That said, based on current trends and conditions, we expect headcount levels for our full-time staff to be modestly higher for each of our reporting segments through the third quarter of 2018.
Capital expenditures for the six months ended June 30, 2018 totaled $17 million, approximately 37% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s future growth opportunities. As such, during the first half of 2018, we continue to invest in digital technology initiatives designed to enhance our service offerings to both clients and candidates. Capital expenditures also included amounts spent on tenant improvements and furniture and equipment in the Company's leased offices. We currently expect that 2018 capital expenditures will range from $40 million to $50 million.
Critical Accounting Policies and Estimates
The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There were no changes to the Company's critical accounting policies or estimates for the six months ended June 30, 2018.
Goodwill Impairment. The Company assesses the impairment of goodwill annually in the second quarter, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance. The Company may elect to first perform a qualitative assessment to assess whether it is more likely than not the fair value of the reporting units exceeds their respective carrying values. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then a quantitative assessment is required. The Company completed its qualitative assessment as of June 30, 2018, and determined that it was more likely than not that the fair value of its reporting units was greater than their respective carrying values, indicating no impairment.
The Company’s reporting units are Accountemps, Robert Half Finance & Accounting, OfficeTeam, Robert Half Technology, Robert Half Management Resources and Protiviti, which had goodwill balances at June 30, 2018, of $127.3 million, $26.1 million, $0.0 million, $7.0 million, $0.0 million and $50.0 million, respectively, totaling $210.4 million. There were no changes to the Company’s reporting units or to the allocations of goodwill by reporting unit for the six months ended June 30, 2018.
Given the current economic environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the Company’s judgments and assumptions made for purposes of the Company’s goodwill impairment analysis will prove to be accurate predictions of the future.
Recent Accounting Pronouncements
See Note B—“New Accounting Pronouncements” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.

Results of Operations
Demand for the Company’s temporary and consulting staffing, permanent placement staffing, and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Correspondingly, all three of the Company’s reportable segments for the first half of 2018 were positively impacted by a growing global economy. Because of the inherent difficulty in predicting economic trends and the absence of material long-term contracts in any of the Company's business units, future demand for the Company’s services cannot be forecast with certainty. We believe the Company is well positioned in the current global macroeconomic environment.
The Company’s temporary and permanent placement staffing business has 325 offices in 42 states, the District of Columbia and 17 foreign countries, while Protiviti has 62 offices in 23 states and 11 foreign countries.

Non-GAAP Financial Measures
The financial results of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the SEC. To help readers understand the Company’s financial performance, the Company supplements its GAAP financial results with revenue growth rates derived from non-GAAP revenue amounts.
Variations in the Company’s financial results include the impact of changes in foreign currency exchange rates, billing days, and certain intercompany adjustments. The Company provides “as adjusted” revenue growth calculations to remove the impact of these items. These calculations show the year-over-year revenue growth rates for the Company’s reportable segments on both a reported basis and also on an as adjusted basis for global, U.S. and international operations. The Company has provided this data because management believes it better reflects the Company’s actual revenue growth rates and aids in evaluating revenue trends over time. The Company expresses year-over-year revenue changes as calculated percentages using the same number of billing days, constant currency exchange rates, and certain intercompany adjustments.
In order to calculate constant currency revenue growth rates, as reported amounts are retranslated using foreign currency exchange rates from the prior year’s comparable period. Management then calculates a global, weighted-average number of billing days for each reporting period based upon input from all countries and all lines of business. In order to remove the fluctuations caused by comparable periods having different billing days, the Company calculates same billing day revenue growth rates by dividing each comparative period’s reported revenues by the calculated number of billing days for that period to arrive at a per billing day amount. Same billing day growth rates are then calculated based upon the per billing day amounts. In order to remove the fluctuations caused by the impact of certain intercompany adjustments, applicable comparative period revenues are reclassified to conform with the current period presentation. The term “as adjusted” means that the impact of different billing days, constant currency fluctuations, and certain intercompany adjustments are removed from the revenue growth rate calculation.
The non-GAAP financial measures provided herein may not provide information that is directly comparable to that provided by other companies in the Company’s industry, as other companies may calculate such financial results differently. The Company’s non-GAAP financial measures are not measurements of financial performance under GAAP, and should not be considered as alternatives to actual revenue growth derived from revenue amounts presented in accordance with GAAP. The Company does not consider these non-GAAP financial measures to be a substitute for, or superior to, the information provided by GAAP financial results. A reconciliation of the as adjusted revenue growth rates to the reported revenue growth rates is provided herein.
Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of the impact of foreign currency exchange rates on the Company’s results of operations and financial condition.
Three Months Ended June 30, 2018 and 2017
Revenues. The Company’s revenues were $1.46 billion for the three months ended June 30, 2018, increasing by 11.4% compared to $1.31 billion for the three months ended June 30, 2017. Revenues from foreign operations represented 24% of total revenues for the three months ended June 30, 2018, up from 21% of total revenues for the three months ended June 30, 2017. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. Revenue growth was strongest internationally. For the three months ended June 30, 2018, revenue for all three of the Company's reportable segments were up, compared to the same period in 2017. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing revenues were $1.09 billion for the three months ended June 30, 2018, increasing by 9.0% compared to revenues of $998 million for the three months ended June 30, 2017. Key drivers of temporary and consultant staffing revenues include average hourly bill rates and the number of hours worked by the Company’s temporary employees on client engagements. On an as adjusted basis, temporary and consultant staffing revenues increased 7.7% for the second quarter of 2018 compared to the second quarter of 2017, due primarily to a 3.7% increase in average bill rates and an increase in the number of hours worked by the Company’s temporary employees. In the U.S., revenues in the second quarter of 2018 increased 5.6% on an as reported basis and 5.3% on a same-day basis, compared to the second quarter of 2017. For the Company’s international operations, 2018 second quarter revenues increased 22.0% on an as reported basis and 16.7% on an as adjusted basis, compared to the second quarter of 2017.
Permanent placement staffing revenues were $135 million for the three months ended June 30, 2018, increasing by 19.9% compared to revenues of $112 million for the three months ended June 30, 2017. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. Both the number of placements and average fees per placement were up for the second quarter of 2018 compared to the second quarter of 2017. In the U.S., revenues for the second quarter of 2018 increased 17.6% on an as reported basis and 17.3% on a same-day basis, compared to the second quarter of 2017. For the Company’s international operations, revenues for the second quarter of 2018 increased 25.0% on an as reported basis and 18.8% on an as adjusted basis, compared to the second quarter of 2017. Historically, demand for permanent placement staffing is even more sensitive to economic and labor market conditions than demand for temporary and consultant staffing and this is expected to continue.
Risk consulting and internal audit services revenues were $234 million for the three months ended June 30, 2018, increasing by 18.5% compared to revenues of $197 million for the three months ended June 30, 2017. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On an as adjusted basis, risk consulting and internal audit services revenues increased 14.2% for the second quarter of 2018 compared to the second quarter of 2017, due primarily to an increase in billable hours, partially offset by a slight decrease in billing rates. In the U.S., revenues in the second quarter of 2018 increased 11.8% on an as reported basis and 11.5% on a same-day basis, compared to the second quarter of 2017. Contributing to the U.S. increase were services related to business performance improvement, technology consulting, and risk and compliance practice areas. The Company’s risk consulting and internal audit services revenues from international operations increased 51.9% on an as reported basis and 25.5% on an as adjusted basis for the second quarter of 2018 compared to the second quarter of 2017.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended June 30, 2018, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	9.0%	5.6%	22.0%
Billing Days Impact	-0.4%	-0.3%	-1.2%
Currency Impact	-1.4%	—	-6.9%
Intercompany Adjustments	0.5%	—	2.8%
As Adjusted	7.7%	5.3%	16.7%
Permanent placement staffing
As Reported	19.9%	17.6%	25.0%
Billing Days Impact	-0.4%	-0.3%	-1.2%
Currency Impact	-1.5%	—	-5.0%
As Adjusted	18.0%	17.3%	18.8%
Risk consulting and internal audit services
As Reported	18.5%	11.8%	51.9%
Billing Days Impact	-0.4%	-0.3%	-1.3%
Currency Impact	-1.2%	—	-6.4%
Intercompany Adjustments	-2.7%	—	-18.7%
As Adjusted	14.2%	11.5%	25.5%
Gross Margin. The Company’s gross margin dollars were $607 million for the three months ended June 30, 2018, increasing by 12.8% compared to $538 million for the three months ended June 30, 2017. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars for temporary and consultant staffing represent revenues less direct costs of services, which consist of payroll, payroll taxes and benefit costs for temporary employees, and reimbursable expenses. The key drivers of gross margin are: i) pay-bill spreads, which represent the differential between wages paid to temporary employees and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company's client. Gross margin dollars for the Company’s temporary and consultant staffing division were $408 million for the three months ended June 30, 2018, increasing 9.4% compared to $373 million for the three months ended June 30, 2017. As a percentage of revenues, gross margin for temporary and consultant staffing was 37.5% in the second quarter of 2018, up from

37.4% in the second quarter of 2017. This year-over-year improvement in gross margin percentage was primarily attributable to higher pay-bill spreads and conversion revenues, partially offset by higher fringe benefit costs.
Gross margin dollars for permanent placement staffing represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $135 million for the three months ended June 30, 2018, increasing 19.9% from $112 million for the three months ended June 30, 2017. Because reimbursable expenses for permanent placement staffing are de minimis, gross margin dollars are substantially explained by revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $64 million for the three months ended June 30, 2018, increasing 21.3% compared to $53 million for the three months ended June 30, 2017. As a percentage of revenues, gross margin for risk consulting and internal audit services in the second quarter of 2018 was 27.3%, up from 26.7% in the second quarter of 2017. The year-over-year improvement in gross margin percentage was primarily due to higher staff utilization rates.
Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The Company’s selling, general and administrative expenses were $458 million for the three months ended June 30, 2018, increasing 12.2% from $408 million for the three months ended June 30, 2017. As a percentage of revenues, the Company’s selling, general and administrative expenses were 31.4% for the second quarter of 2018, up from 31.2% for the second quarter of 2017. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $305 million for the three months ended June 30, 2018, increasing 8.8% from $280 million for the three months ended June 30, 2017. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing were 28.0% in the second quarter of 2018, slightly down from 28.1% in the second quarter of 2017.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $108 million for the three months ended June 30, 2018, increasing by 17.5% compared to $92 million for the three months ended June 30, 2017. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing were 79.6% in the second quarter of 2018, down from 81.1% in the second quarter of 2017 due primarily to positive operating leverage resulting from increased revenues.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $45 million for the three months ended June 30, 2018, increasing by 25.8% compared to $36 million for the three months ended June 30, 2017. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 19.4% in the second quarter of 2018, up from 18.3% in the second quarter of 2017 due primarily to increases in variable overhead.
Operating Income. The Company’s total operating income was $150 million, or 10.3% of revenues, for the three months ended June 30, 2018, up from $131 million, or 10.0% of revenues, for the three months ended June 30, 2017. For the Company’s temporary and consultant staffing division, operating income was $104 million, or 9.5% of applicable revenues, up from $93 million, or 9.3% of applicable revenues, in the second quarter of 2017. For the Company’s permanent placement staffing division, operating income was $27 million, or 20.3% of applicable revenues, up 30.4% from an operating income of $21 million, or 18.7% of applicable revenues, in the second quarter of 2017. For the Company’s risk consulting and internal audit services division, operating income was $19 million, or 7.9% of applicable revenues, compared to an operating income of $17 million, or 8.4% of applicable revenues, in the second quarter of 2017.
Provision for income taxes. The provision for income taxes was 27.2% and 38.6% for the three months ended June 30, 2018 and 2017, respectively. The lower tax rate is primarily due to the reduction of the U.S. federal corporate income tax rate from 35% to 21% beginning in 2018.

Six Months Ended June 30, 2018 and 2017
Revenues. The Company’s revenues were $2.85 billion for the six months ended June 30, 2018, increasing by 9.9% compared to $2.60 billion for the six months ended June 30, 2017. Revenues from foreign operations represented 24% of total revenues for the six months ended June 30, 2018, up from 21% of total revenues for the six months ended June 30, 2017. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. For the six months ended June 30, 2018, revenue for all three of the Company's reportable segments were up, compared to the same period in 2017. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing revenues were $2.15 billion for the six months ended June 30, 2018, increasing by 8.5% compared to revenues of $1.99 billion for the six months ended June 30, 2017. Key drivers of temporary and consultant staffing revenues include average hourly bill rates and the number of hours worked by the Company’s temporary employees on client engagements. On an as adjusted basis, temporary and consultant staffing revenues increased 7.0% for the first half of 2018 compared to the first half of 2017, due primarily to a 3.1% increase in average bill rates and an increase in the number of hours worked by the Company’s temporary employees. In the U.S., revenues in the first half of 2018 increased 4.5% on an as reported basis and 4.6% on a same-day basis, compared to the first half of 2017. For the Company’s international operations, revenues for the first half of 2018 increased 24.0% on an as reported basis and 16.1% on an as adjusted basis, compared to the first half of 2017.
Permanent placement staffing revenues were $256 million for the six months ended June 30, 2018, increasing by 18.6% compared to revenues of $216 million for the six months ended June 30, 2017. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. On an as adjusted basis, permanent placement staffing revenues increased 16.6% for the first half of 2018 compared to the first half of 2017, driven by increases in number of placements and average fees earned per placement. In the U.S., revenues for the first half of 2018 increased 16.0% on an as reported basis and 16.1% on a same-day basis, compared to the first half of 2017. For the Company’s international operations, revenues for the first half of 2018 increased 24.3% on an as reported basis and 17.5% on an as adjusted basis, compared to the first half of 2017. Historically, demand for permanent placement staffing is even more sensitive to economic and labor market conditions than demand for temporary and consultant staffing and this is expected to continue.
Risk consulting and internal audit services revenues were $442 million for the six months ended June 30, 2018, increasing by 12.2% compared to revenues of $394 million for the six months ended June 30, 2017. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On an as adjusted basis, risk consulting and internal audit services revenues increased 9.6% for the first half of 2018 compared to the first half of 2017, due primarily to an increase in billable hours, partially offset by a slight decrease in billing rates. In the U.S., revenues in the first half of 2018 increased 6.4% on an as reported basis and 6.5% on a same-day basis, compared to the first half of 2017. The Company’s risk consulting and internal audit services revenues for the first half of 2018 from international operations increased 42.4% on an as reported basis and increased 24.2% on an as adjusted basis, compared to the first half of 2017.

A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the six months ended June 30, 2018, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	8.5%	4.5%	24.0%
Billing Days Impact	0.2%	0.1%	0.6%
Currency Impact	-2.0%	—	-9.9%
Intercompany Adjustments	0.3%	—	1.4%
As Adjusted	7.0%	4.6%	16.1%
Permanent placement staffing
As Reported	18.6%	16.0%	24.3%
Billing Days Impact	0.3%	0.1%	0.6%
Currency Impact	-2.3%	—	-7.4%
As Adjusted	16.6%	16.1%	17.5%
Risk consulting and internal audit services
As Reported	12.2%	6.4%	42.4%
Billing Days Impact	0.3%	0.1%	0.7%
Currency Impact	-1.6%	—	-9.2%
Intercompany Adjustments	-1.3%	—	-9.7%
As Adjusted	9.6%	6.5%	24.2%
Gross Margin. The Company’s gross margin dollars were $1.18 billion for the six months ended June 30, 2018, increasing by 10.8% compared to $1.06 billion for the six months ended June 30, 2017. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars for temporary and consultant staffing represent revenues less direct costs of services, which consist of payroll, payroll taxes and benefit costs for temporary employees, and reimbursable expenses. The key drivers of gross margin are: i) pay-bill spreads, which represent the differential between wages paid to temporary employees and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company's client. Gross margin dollars for the Company’s temporary and consultant staffing division were $804 million for the six months ended June 30, 2018, increasing 8.3% compared to $743 million for the six months ended June 30, 2017. As a percentage of revenues, gross margin for temporary and consultant staffing was 37.4% for both the six months ended June 30, 2018 and 2017.
Gross margin dollars for permanent placement staffing represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $256 million for the six months ended June 30, 2018, increasing 18.6% from $216 million for the six months ended June 30, 2017. Because reimbursable expenses for permanent placement staffing are de minimis, gross margin dollars are substantially explained by revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $119 million for the six months ended June 30, 2018, increasing 12.4% compared to $106 million for the six months ended June 30, 2017. As a percentage of revenues, gross margin for risk consulting and internal audit services was 26.9% for the first half of both 2018 and 2017.
Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The Company’s selling, general and administrative expenses were $896 million for the six months ended June 30, 2018, increasing 10.8% from $808 million for the six months ended June 30, 2017. As a percentage of revenues, the Company’s selling, general and administrative expenses were

31.4% for the first half of 2018, up from 31.1% for the first half of 2017. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $605 million for the six months ended June 30, 2018, increasing 8.1% from $559 million for the six months ended June 30, 2017. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing were 28.1% in the first half of 2018, down slightly from 28.2% in the first half of 2017.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $206 million for the six months ended June 30, 2018, increasing by 16.8% compared to $177 million for the six months ended June 30, 2017. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing were 80.4% in the first half of 2018, down from 81.6% in the first half of 2017 due primarily to positive operating leverage resulting from increased revenues.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $85 million for the six months ended June 30, 2018, increasing by 17.7% compared to $72 million for the six months ended June 30, 2017. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 19.2% in the first half of 2018, up from 18.3% in the first half of 2017 due primarily to increases in fixed and variable overhead costs.
Operating Income. The Company’s total operating income was $284 million, or 10.0% of revenues, for the six months ended June 30, 2018, up from $256 million or 9.9% of revenues, for the six months ended June 30, 2017. For the Company’s temporary and consultant staffing division, operating income was $200 million, or 9.3% of applicable revenues, up from $183 million, or 9.2% of applicable revenues, in the first half of 2017. For the Company’s permanent placement staffing division, operating income was $50 million, or 19.4% of applicable revenues, up from an operating income of $39 million, or 18.2% of applicable revenues, in the first half of 2017. For the Company’s risk consulting and internal audit services division, operating income was $34 million, in the first half of 2018 and 2017, or 7.6% and 8.5% of applicable revenues, respectively.
Provision for income taxes. The provision for income taxes was 27.8% and 38.0% for the six months ended June 30, 2018 and 2017, respectively. The lower tax rate is primarily due to the reduction of the U.S. federal corporate income tax rate from 35% to 21% beginning in 2018.
Liquidity and Capital Resources
The change in the Company’s liquidity during the six months ended June 30, 2018 and 2017 is primarily the net effect of funds generated by operations and the funds used for capital expenditures, payment to trusts for employee deferred compensation plans, repurchases of common stock, and payment of dividends.
Cash and cash equivalents were $309 million and $298 million at June 30, 2018 and 2017, respectively. Operating activities provided $264 million during the six months ended June 30, 2018, which was partially offset by $37 million and $207 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $258 million during the six months ended June 30, 2017, which was offset by $38 million and $191 million of net cash used in investing activities and financing activities, respectively.
Operating activities—Net cash provided by operating activities for the six months ended June 30, 2018, was composed of net income of $205 million, adjusted upward for non-cash items of $49 million, and cash provided by changes in working capital of $10 million. Net cash provided by operating activities for the six months ended June 30, 2017, was composed of net income of $159 million, adjusted upward for non-cash items of $57 million, and cash provided by changes in working capital of $42 million.
Investing activities—Net cash used in investing activities for the six months ended June 30, 2018, was $37 million. This was composed of capital expenditures of $17 million and deposits to trusts for employee deferred compensation plans of $20 million. Net cash used in investing activities for the six months ended June 30, 2017, was $38 million. This was composed of capital expenditures of $21 million and deposits to trusts for employee deferred compensation plans of $15 million, and payment for an acquisition, net of cash acquired, of $2 million.
Financing activities—Net cash used in financing activities for the six months ended June 30, 2018, was $207 million. This included repurchases of $138 million in common stock and $69 million in cash dividends paid to stockholders. Net cash used in financing activities for the six months ended June 30, 2017, was $191 million. This primarily included repurchases of $129 million in common stock and $61 million in cash dividends to stockholders.
As of June 30, 2018, the Company is authorized to repurchase, from time to time, up to 10.1 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the six months ended June 30, 2018 and 2017, the Company repurchased 2.2 million shares, at a cost of $136 million, and 2.1 million shares of common stock, at a cost of $101 million, on the open market, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the six months ended June 30, 2018 and 2017, such repurchases totaled 0.1 million shares, at a cost of $8 million, and 0.3 million shares, at a cost of $15 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital at June 30, 2018, included $309 million in cash and cash equivalents. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
On July 31, 2018, the Company announced a quarterly dividend of $.28 per share to be paid to all shareholders of record as of August 24, 2018. The dividend will be paid on September 14, 2018.
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
For the six months ended June 30, 2018, approximately 24% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, and Australian dollar, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.
During the first six months of 2018, the U.S. dollar fluctuated, but generally weakened, against the primary currencies in which the Company conducts business, compared to one year ago. Currency exchange rates had the effect of increasing reported net service revenues by $51 million, or 2.0%, in the first half of 2018 compared to the same period one year ago. The general weakening of the U.S. dollar also affected the reported level of expenses incurred in our foreign operations. Because substantially all our foreign operations generated revenues and incurred expenses within the same country and currency, the effect of higher reported revenues is largely offset by the increase in reported operating expenses. Reported net income was $3 million, or 1.8%, higher in the first half of 2018 compared to the same period one year ago due to the effect of currency exchange rates.
For the one month ended July 31, 2018, the U.S. dollar has weakened against the Canadian Dollar, Euro, and Australian dollar, but strengthened against the British Pound since June 30, 2018. If currency exchange rates were to remain at July 2018 levels throughout the remainder of 2018, the Company’s full-year reported revenues would be impacted favorably, mostly offset by an unfavorable impact to operating expenses compared to full year 2017 results. Should current trends continue, the impact to reported net income would be immaterial.
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

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
There have been no material developments with regard to the legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017 and its quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2018.
ITEM 1A. Risk Factors
There have not been any material changes with regard to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (b)
April 1, 2018 to April 30, 2018	—		$—	—	11,255,413
May 1, 2018 to May 31, 2018	312,622		$63.58	312,622	10,942,791
June 1, 2018 to June 30, 2018	816,795	(a)	$68.71	816,220	10,126,571
Total April 1, 2018 to June 30, 2018	1,129,417			1,128,842

(a)	Includes 575 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(b)
Commencing in October 1997, the Company's Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company's common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 118,000,000 shares have been authorized for repurchase of which 107,873,429 shares have been repurchased as of June 30, 2018.

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

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: August 2, 2018