Form 10-Q
period 2018-09-30
HALF ROBERT INTERNATIONAL INC /DE/
filed 2018-11-01
CIK 315213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 FORM 10-Q
______________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2018:
121,475,032 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share amounts)

September 30, 2018	December 31, 2017

ASSETS
Cash and cash equivalents	$361,740	$294,753
Accounts receivable, less allowances of $24,873 and $33,181	834,347	732,405
Other current assets	416,313	404,711
Total current assets	1,612,400	1,431,869
Goodwill	210,481	210,885
Other intangible assets, net	3,547	4,946
Property and equipment, net	125,175	144,887
Deferred income taxes	83,304	74,867
Total assets	$2,034,907	$1,867,454
LIABILITIES
Accounts payable and accrued expenses	$167,197	$126,937
Accrued payroll and benefit costs	718,956	612,899
Income taxes payable	9,932	7,877
Current portion of notes payable and other indebtedness	195	183
Total current liabilities	896,280	747,896
Notes payable and other indebtedness, less current portion	509	657
Other liabilities	18,876	13,636
Total liabilities	915,665	762,189
Commitments and Contingencies (Note G)
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 121,375,014 shares and 124,261,458 shares	121	124
Capital surplus	1,097,600	1,064,601
Accumulated other comprehensive (loss) income	(9,792)	3,507
Retained earnings	31,313	37,033
Total stockholders’ equity	1,119,242	1,105,265
Total liabilities and stockholders’ equity	$2,034,907	$1,867,454

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net service revenues	$1,466,226	$1,324,709	$4,318,613	$3,920,507
Direct costs of services, consisting of payroll, payroll taxes, benefit costs and reimbursable expenses	855,758	778,309	2,528,661	2,309,841
Gross margin	610,468	546,400	1,789,952	1,610,666
Selling, general and administrative expenses	459,330	414,179	1,354,936	1,222,149
Amortization of intangible assets	429	481	1,334	1,147
Interest income, net	(1,196)	(530)	(2,937)	(1,108)
Income before income taxes	151,905	132,270	436,619	388,478
Provision for income taxes	36,663	47,570	115,895	144,941
Net income	$115,242	$84,700	$320,724	$243,537

Net income per share:
Basic	$.96	$.69	$2.65	$1.96
Diluted	$.95	$.68	$2.62	$1.94

Shares:
Basic	120,115	123,569	121,112	124,567
Diluted	121,443	124,200	122,193	125,233
Cash dividends declared per share	$.28	$.24	$.84	$.72

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
COMPREHENSIVE INCOME:
Net income	$115,242	$84,700	$320,724	$243,537
Foreign currency translation adjustments, net of tax	(3,383)	7,210	(13,299)	22,206
Total comprehensive income	$111,859	$91,910	$307,425	$265,743

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2018	2017
COMMON STOCK—SHARES:
Balance at beginning of period	124,261	127,797
Net issuances of restricted stock	523	818
Repurchases of common stock	(3,409)	(3,268)
Balance at end of period	121,375	125,347
COMMON STOCK—PAR VALUE:
Balance at beginning of period	$124	$128
Net issuances of restricted stock	1	1
Repurchases of common stock	(4)	(4)
Balance at end of period	$121	$125
CAPITAL SURPLUS:
Balance at beginning of period	$1,064,601	$1,022,411
Net issuances of restricted stock at par value	(1)	(1)
Stock-based compensation expense	33,000	31,163
Balance at end of period	$1,097,600	$1,053,573
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:
Balance at beginning of period	$3,507	$(20,502)
Foreign currency translation adjustments, net of tax	(13,299)	22,206
Balance at end of period	$(9,792)	$1,704
RETAINED EARNINGS:
Balance at beginning of period	$37,033	$84,562
Net income	320,724	243,537
Repurchases of common stock—excess over par value	(223,440)	(152,650)
Cash dividends ($.84 per share and $.72 per share)	(103,004)	(91,033)
Balance at end of period	$31,313	$84,416

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$320,724	$243,537
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,334	1,147
Depreciation expense	48,344	47,916
Stock-based compensation expense—restricted stock and stock units	33,000	31,163
Deferred income taxes	(8,427)	(13,309)
Provision for doubtful accounts	8,210	5,327
Changes in assets and liabilities:
Increase in accounts receivable	(119,096)	(21,810)
Increase in accounts payable, accrued expenses, accrued payroll and benefit costs	131,874	65,745
Increase in income taxes payable	18,339	32,320
Change in other assets, net of change in other liabilities	14,975	(3,573)
Net cash flows provided by operating activities	449,277	388,463
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	—	(1,699)
Capital expenditures	(27,186)	(28,540)
Payments to trusts for employee deferred compensation plans	(27,984)	(23,837)
Net cash flows used in investing activities	(55,170)	(54,076)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(216,401)	(167,342)
Cash dividends paid	(102,696)	(91,078)
Payments for notes payable and other indebtedness	(136)	(124)
Net cash flows used in financing activities	(319,233)	(258,544)
Effect of exchange rate changes on cash and cash equivalents	(7,887)	12,292
Net increase in cash and cash equivalents	66,987	88,135
Cash and cash equivalents at beginning of period	294,753	260,201
Cash and cash equivalents at end of period	$361,740	$348,336

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Stock repurchases awaiting settlement	$7,043	$—

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018

Note A—Summary of Significant Accounting Policies
Nature of Operations. Robert Half International Inc. (the “Company”) provides specialized staffing and risk consulting services through such divisions as Accountemps®, Robert Half® Finance & Accounting, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group®, and Protiviti®. The Company, through its Accountemps, Robert Half Finance & Accounting, and Robert Half Management Resources divisions, is a specialized provider of temporary, full-time, and senior-level project professionals in the fields of accounting and finance. OfficeTeam specializes in highly skilled temporary administrative support professionals. Robert Half Technology provides project and full-time technology professionals. Robert Half Legal provides temporary, project, and full-time staffing of lawyers, paralegals and legal support personnel. The Creative Group provides creative, digital, marketing, advertising and public relations professionals. Protiviti is a global consulting firm that helps companies solve problems in finance, technology, operations, data, analytics, governance, risk and internal audit, and is a wholly-owned subsidiary of the Company. Revenues are predominantly derived from specialized staffing services. The Company operates in North America, South America, Europe, Asia and Australia. The Company is a Delaware corporation.
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
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of September 30, 2018, such estimates included allowances for uncollectible accounts receivable, workers’ compensation losses, and income and other taxes. Management estimates are also utilized in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions. Actual results and outcomes may differ from management's estimates and assumptions.
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
Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs for the three and nine months ended September 30, 2018 and 2017, are reflected in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Advertising costs	$12,629	$12,051	$40,126	$35,747

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2018

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

	September 30, 2018
	As Reported	Balances Without Adoption of Revenue Guidance	Effect of Change Higher (Lower)
Assets
Accounts receivable, net	$834,347	$823,156	$11,191

Liabilities
Accounts payable and accrued expenses	$167,197	$156,006	$11,191

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
Recently Issued Accounting Pronouncements Not Yet Adopted

Current Expected Credit Losses Model. In June 2016, the FASB issued authoritative guidance amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2019,

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2018

with early adoption permitted for annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

Lease Accounting. In February 2016, the FASB issued authoritative guidance which changes financial reporting as it relates to leasing transactions. Under the new guidance, lessees will be required to recognize a lease liability, measured on a discounted basis; and a right-of-use asset, for the lease term. The new guidance is effective for annual and interim periods beginning after December 15, 2018. Early application is permitted for all entities upon issuance. Lessees and lessors may elect to apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements; or they may elect to apply the provisions of the guidance, using a prospective approach, beginning at the adoption date and recognize a cumulative effect adjustment to opening retained earnings in the period of adoption. The new standard will be effective for the Company beginning January 1, 2019, and the Company intends to implement the new standard using a prospective approach. Upon adoption, the Company expects to elect the package of practical expedients available under the new standard, which allows the Company to forgo a reassessment of (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) the initial direct costs for any existing leases. The Company expects that the impact of the adoption of the guidance will be material to its consolidated statement of financial position, and will require certain changes to its systems and processes.
Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued authoritative guidance to simplify the goodwill impairment testing process. The new standard eliminates Step 2 of the goodwill impairment test. If a company determines in Step 1 of the goodwill impairment test that the carrying value of goodwill is greater than the fair value, an impairment in that amount should be recorded to the income statement, rather than proceeding to Step 2. The new guidance is effective for the Company for fiscal years beginning after December 15, 2019, although early adoption is permitted. The Company believes the adoption of this guidance will not have a material impact on its financial statements.

Cloud Computing. In August 2018, the FASB issued authoritative guidance which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Entities are required to present the expense related to capitalized implementation costs in the same line item in the statement of operations as the fees associated with the hosting elements of the arrangement and classify the payments for the capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. Entities are also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment of the fees of the associated hosting arrangement would be presented. The new guidance is effective for the Company for annual and interim periods beginning after December 15, 2019, although early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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
September 30, 2018

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

The following table presents the Company's revenues disaggregated by line of business (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Accountemps	$479,415	$443,376	$1,431,567	$1,319,649
OfficeTeam	265,235	246,207	794,749	726,755
Robert Half Technology	176,552	157,038	508,060	472,309
Robert Half Management Resources	162,564	158,187	503,652	471,997
Temporary and consulting staffing	1,083,766	1,004,808	3,238,028	2,990,710
Permanent placement staffing	129,667	111,333	386,105	327,619
Risk consulting and internal audit services	252,793	208,568	694,480	602,178
Net service revenues	$1,466,226	$1,324,709	$4,318,613	$3,920,507

Payment terms in our contracts vary by the type and location of our customer and the services offered. The term between invoicing and when payment is due is not significant.

Contracts with multiple performance obligations are recognized as performance obligations are delivered, and contract value is allocated based on relative stand-alone selling values of the services and products in the arrangement. As of September 30, 2018, aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year was $84.8 million. Of this amount, $77.4 million is expected to be recognized within the next twelve months. There were no revenues recognized in the quarter ended, or the nine months ended, September 30, 2018, related to performance obligations satisfied or partially satisfied in previous periods.

Contract assets are recorded when services are performed in advance of the Company’s unconditional right to payment. Contract assets as of January 1, 2018 and September 30, 2018, were not material.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2018

Contract liabilities are recorded when cash payments are received or due in advance of performance and are reflected in Accounts payable and accrued expenses on the unaudited Condensed Consolidated Balance Sheet. The following table sets forth the activity in contract liabilities from January 1, 2018 through September 30, 2018 (in thousands):

September 30, 2018
Balance at beginning of period	$9,003
Payments in advance of satisfaction of performance obligations	10,733
Revenue recognized	(9,131)
Other, including translation adjustments	(1,673)
Balance at end of period	$8,932

Note D—Other Current Assets
Other current assets consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Deposits in trusts for employee deferred compensation plans	$332,924	$292,326
Other	83,389	112,385
Other current assets	$416,313	$404,711
Note E—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Computer hardware	$173,082	$171,515
Computer software	379,605	376,761
Furniture and equipment	105,123	102,424
Leasehold improvements	154,272	148,764
Other	10,289	9,907
Property and equipment, cost	822,371	809,371
Accumulated depreciation	(697,196)	(664,484)
Property and equipment, net	$125,175	$144,887
Note F—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Payroll and benefits	$311,442	$256,804
Employee deferred compensation plans	348,364	312,429
Workers’ compensation	19,010	17,092
Payroll taxes	40,140	26,574
Accrued payroll and benefit costs	$718,956	$612,899
Included in employee deferred compensation plans is the following (in thousands):

	September 30, 2018	December 31, 2017
Deferred compensation plan and other benefits related to the Company’s Chief Executive Officer	$88,065	$86,145
Note G—Commitments and Contingencies
On March 13, 2014, Plaintiff Leonor Rodriguez, on her own behalf and on behalf of a putative class of allegedly similarly situated individuals, filed a complaint against the Company in the Superior Court of California, San Diego County. The complaint alleged that a putative class of current and former employees of the Company working in California since March 13, 2011 were denied compensation for the time they spent interviewing with clients of the Company as well as performing

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2018

activities related to the interview process. Rodriguez sought recovery on her own behalf and on behalf of the putative class in an unspecified amount for this allegedly unpaid compensation. Rodriguez also sought recovery of an unspecified amount for the alleged failure of the Company to provide her and the putative class with accurate wage statements, as well as an unspecified amount of other damages, attorneys’ fees, and statutory penalties, including but not limited to statutory penalties on behalf of herself and other allegedly “aggrieved employees” as defined by California’s Labor Code Private Attorney General Act (“PAGA”). On October 10, 2014, the Court granted a motion by the Company to compel all of Rodriguez’s claims, except the PAGA claim, to individual arbitration. On September 11, 2018, the parties settled the individual arbitration claims for an amount immaterial to the Company and, on October 19, 2018, the Court dismissed the PAGA claim with prejudice.  Accordingly, the Company will not make disclosures regarding this case in its future SEC filings.
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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2018

Note H— Stockholders' Equity
Stock Repurchase Program. As of September 30, 2018, the Company is authorized to repurchase, from time to time, up to 9.1 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the nine months ended September 30, 2018 and 2017, are reflected in the following table (in thousands):

	Nine Months Ended September 30,
	2018	2017
Common stock repurchased (in shares)	3,255	2,957
Common stock repurchased	$214,502	$137,596

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. The number and the cost of repurchases related to employee stock plans made during the nine months ended September 30, 2018 and 2017, are reflected in the following table (in thousands):

	Nine Months Ended September 30,
	2018	2017
Repurchases related to employee stock plans (in shares)	154	311
Repurchases related to employee stock plans	$8,942	$15,058
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Repurchase activity for the nine months ended September 30, 2018 and 2017, is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.
Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus.
Note I—Net Income Per Share
The calculation of net income per share for the three and nine months ended September 30, 2018 and 2017 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$115,242	$84,700	$320,724	$243,537
Basic:
Weighted average shares	120,115	123,569	121,112	124,567

Diluted:
Weighted average shares	120,115	123,569	121,112	124,567
Dilutive effect of potential common shares	1,328	631	1,081	666
Diluted weighted average shares	121,443	124,200	122,193	125,233

Net income per share:
Basic	$.96	$.69	$2.65	$1.96
Diluted	$.95	$.68	$2.62	$1.94

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2018

Note J—Business Segments
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
The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net service revenues
Temporary and consultant staffing	$1,083,766	$1,004,808	$3,238,028	$2,990,710
Permanent placement staffing	129,667	111,333	386,105	327,619
Risk consulting and internal audit services	252,793	208,568	694,480	602,178
	$1,466,226	$1,324,709	$4,318,613	$3,920,507
Operating income
Temporary and consultant staffing	$102,707	$87,703	$303,000	$271,162
Permanent placement staffing	22,895	19,945	72,710	59,293
Risk consulting and internal audit services	25,536	24,573	59,306	58,062
	151,138	132,221	435,016	388,517
Amortization of intangible assets	429	481	1,334	1,147
Interest income, net	(1,196)	(530)	(2,937)	(1,108)
Income before income taxes	$151,905	$132,270	$436,619	$388,478
Note K—Income Taxes
The provision for income taxes was 24.1% and 36.0% for the three months ended September 30, 2018 and 2017, respectively. The provision for income taxes was 26.5% and 37.3% for the nine months ended September 30, 2018 and 2017, respectively. The lower tax rate is primarily due to the reduction of the U.S. federal corporate income tax rate from 35% to 21% beginning in 2018.

The Company recognized the income tax effects of the Tax Cuts and Jobs Act (“TCJA”) in its audited consolidated financial statements included in the Company’s 2017 Annual Report on Form 10-K in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which provides SEC staff guidance for the application of income tax guidance in the reporting period in which the TCJA was signed into law. The guidance also provides for a measurement period of up to one year from the enactment date for the Company to complete the accounting for the U.S. tax law changes. As such, the Company’s 2017 financial results reflected the provisional amounts and an estimate of the income tax effects of the TCJA. During the nine months ended September 30, 2018, the Company recorded charges of $5 million to its income tax provision related to the transition tax on its total post-1986 foreign earnings and profits. The estimate of the impact of TCJA is based on certain assumptions and the Company's current interpretation, which may change, as the Company receives additional clarification and implementation guidance and as the interpretation of the TCJA evolves over time. No additional income taxes have been

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2018

provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis differences inherent in our foreign entities, as the Company is still in the process of evaluating its foreign cash needs, and how much, if any, of the amount of earnings should be considered indefinitely reinvested. While the Company does not anticipate any remaining adjustments to TCJA, the measurement period under SAB 118 remains open as there is still the possibility of new guidance clarifying certain aspects of TCJA. Any subsequent adjustment to these amounts will be recorded to income tax provision in the fourth quarter of 2018 when the full analysis is complete.
Note L—Subsequent Events
The Company’s prior filings contained disclosures regarding a complaint filed on March 13, 2014, in the Superior Court of California, San Diego County, by Plaintiff Leonor Rodriguez, on her own behalf and on behalf of a putative class of allegedly similarly situated individuals, alleging various claims against the Company including a claim under the California Labor Code Private Attorney General Act (“PAGA”). On October 10, 2014, the Court granted a motion by the Company to compel all of Rodriguez’s claims, except the PAGA claim, to individual arbitration. On September 11, 2018, the parties settled the individual arbitration claims for an amount immaterial to the Company and, on October 19, 2018, the Court dismissed the PAGA claim with prejudice.  Accordingly, the Company will not make disclosures regarding this case in its future SEC filings.
On October 30, 2018, the Company announced the following:

Quarterly dividend per share	$.28
Declaration date	October 30, 2018
Record date	November 23, 2018
Payment date	December 14, 2018

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
Executive Overview
Demand for the Company’s temporary and consulting staffing, permanent placement staffing, and risk consulting and internal audit services is largely dependent upon general economic and labor trends both domestically and abroad. Correspondingly, financial results for the first three quarters of 2018 were positively impacted by a growing global economy. During the first three quarters of 2018, net service revenues were $4.32 billion, an increase of 10% from the prior year. Net income increased 32% to $321 million and diluted net income per share increased 35% to $2.62. The year over year net income and net income per share growth benefited significantly from the reduction in the U.S. federal corporate income tax rate from 35% to 21% beginning in 2018. All three of the Company's reportable segments experienced revenue growth, led by permanent placement staffing which increased 18% for the first three quarters of 2018 compared to the first three quarters of 2017.
We believe that the Company is well positioned in the current macroeconomic environment. The United States economic backdrop throughout the first three quarters of 2018 improved as real gross domestic product (“GDP”) grew 2.2%, 4.2%, and 3.5% for the first, second, and third quarter, respectively, while the unemployment rate declined from 4.1% in December 2017 to 3.7% at the end of the third quarter of 2018. In the United States, the number of job openings has exceeded the number of hires since February 2015, creating competition for skilled talent that increases the Company's value to clients. The secular demand for temporary staffing is also ongoing. The number of temporary workers as a percentage of the overall U.S. workforce remains near an all-time high, a sign employers are building flexible staffing options into their human resource plans with increasing frequency.
Protiviti continues to see strong demand for its consulting and internal audit solutions. Protiviti has expanded its service offerings and continues to nurture and grow a loyal client base.
We monitor various economic indicators and business trends in all of the countries in which we operate to anticipate demand for the Company’s services. We evaluate these trends to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends. As such, during the first three quarters of 2018, we added headcount in our temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services compared to prior year-end levels.
We have limited visibility into future revenues not only due to the dependence on macroeconomic conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, we typically assess headcount and other investments on at least a quarterly basis. That said, based on current trends and conditions, we expect headcount levels for our full-time staff to be modestly higher for each of our reporting segments throughout the remainder of 2018.
Capital expenditures for the nine months ended September 30, 2018 totaled $27 million, approximately 39% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s future growth opportunities. As such, during the first three quarters of 2018, we continued to invest in digital technology initiatives designed to enhance our service offerings to both clients and candidates. Capital expenditures also included amounts spent on tenant improvements and furniture and equipment in the Company's leased offices. We currently expect that 2018 capital expenditures will range from $35 million to $45 million.
Critical Accounting Policies and Estimates
The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There were no changes to the Company's critical accounting policies or estimates for the nine months ended September 30, 2018.
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
The Company’s reporting units are Accountemps, Robert Half Finance & Accounting, OfficeTeam, Robert Half Technology, Robert Half Management Resources and Protiviti, which had goodwill balances at September 30, 2018, of $127.3 million, $26.1 million, $0.0 million, $7.0 million, $0.0 million and $50.1 million, respectively, totaling $210.5 million. There were no changes to the Company’s reporting units or to the allocations of goodwill by reporting unit for the nine months ended September 30, 2018.
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
Recent Accounting Pronouncements
See Note B—“New Accounting Pronouncements” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.

Results of Operations
Demand for the Company’s temporary and consulting staffing, permanent placement staffing, and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Correspondingly, all three of the Company’s reportable segments for the first three quarters of 2018 were positively impacted by a growing global economy. Because of the inherent difficulty in predicting economic trends and the absence of material long-term contracts in any of the Company's business units, future demand for the Company’s services cannot be forecast with certainty. We believe the Company is well positioned in the current global macroeconomic environment.

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
Three Months Ended September 30, 2018 and 2017
Revenues. The Company’s revenues were $1.47 billion for the three months ended September 30, 2018, increasing by 10.7% compared to $1.32 billion for the three months ended September 30, 2017. Revenues from foreign operations represented 24% of total revenues for the three months ended September 30, 2018, up from 23% of total revenues for the three months ended September 30, 2017. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. Revenue growth was strongest internationally. For the three months ended September 30, 2018, revenues for all three of the Company's reportable segments were up, compared to the same period in 2017. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing revenues were $1.08 billion for the three months ended September 30, 2018, increasing by 7.9% compared to revenues of $1.00 billion for the three months ended September 30, 2017. Key drivers of temporary and consultant staffing revenues include average hourly bill rates and the number of hours worked by the Company’s temporary employees on client engagements. On an as adjusted basis, temporary and consultant staffing revenues increased 8.9% for the third quarter of 2018 compared to the third quarter of 2017, due primarily to a 4.9% increase in average bill rates and an increase in the number of hours worked by the Company’s temporary employees. In the U.S., revenues in the third quarter of 2018 increased 6.8% on an as reported basis and 6.5% on an as adjusted basis, compared to the third quarter of 2017.

For the Company’s international operations, 2018 third quarter revenues increased 11.6% on an as reported basis and 17.8% on an as adjusted basis, compared to the third quarter of 2017.
Permanent placement staffing revenues were $130 million for the three months ended September 30, 2018, increasing by 16.5% compared to revenues of $111 million for the three months ended September 30, 2017. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. Both the number of placements and average fees per placement were up for the third quarter of 2018 compared to the third quarter of 2017. In the U.S., revenues for the third quarter of 2018 increased 17.0% on an as reported basis and 16.7% on an as adjusted basis, compared to the third quarter of 2017. For the Company’s international operations, revenues for the third quarter of 2018 increased 15.4% on an as reported basis and 18.8% on an as adjusted basis, compared to the third quarter of 2017. Historically, demand for permanent placement staffing is even more sensitive to economic and labor market conditions than demand for temporary and consultant staffing and this is expected to continue.
Risk consulting and internal audit services revenues were $253 million for the three months ended September 30, 2018, increasing by 21.2% compared to revenues of $209 million for the three months ended September 30, 2017. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On an as adjusted basis, risk consulting and internal audit services revenues increased 17.5% for the third quarter of 2018 compared to the third quarter of 2017, due primarily to increases in billable hours and average hourly bill rates. In the U.S., revenues in the third quarter of 2018 increased 17.3% on an as reported basis and 17.1% on an as adjusted basis, compared to the third quarter of 2017. Contributing to the U.S. increase were services related to business performance improvement, technology consulting, risk and compliance, and internal audit and financial advisory practice areas. The Company’s risk consulting and internal audit services revenues from international operations increased 38.3% on an as reported basis and 19.5% on an as adjusted basis for the third quarter of 2018 compared to the third quarter of 2017.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended September 30, 2018, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	7.9%	6.8%	11.6%
Billing Days Impact	-0.4%	-0.3%	-0.5%
Currency Impact	0.7%	—	3.2%
Intercompany Adjustments	0.7%	—	3.5%
As Adjusted	8.9%	6.5%	17.8%
Permanent placement staffing
As Reported	16.5%	17.0%	15.4%
Billing Days Impact	-0.4%	-0.3%	-0.6%
Currency Impact	1.3%	—	4.0%
As Adjusted	17.4%	16.7%	18.8%
Risk consulting and internal audit services
As Reported	21.2%	17.3%	38.3%
Billing Days Impact	-0.4%	-0.2%	-0.5%
Currency Impact	0.6%	—	2.7%
Intercompany Adjustments	-3.9%	—	-21.0%
As Adjusted	17.5%	17.1%	19.5%
Gross Margin. The Company’s gross margin dollars were $610 million for the three months ended September 30, 2018, increasing by 11.7% compared to $546 million for the three months ended September 30, 2017. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars for temporary and consultant staffing represent revenues less direct costs of services, which consist of payroll, payroll taxes and benefit costs for temporary employees, and reimbursable expenses. The key drivers of gross margin are: i) pay-bill spreads, which represent the differential between wages paid to temporary employees and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company's client. Gross margin dollars for the Company’s temporary and consultant staffing division were $410 million for the three months ended September 30, 2018, increasing 9.8% compared to $373 million for the three months ended September 30, 2017. As a percentage of revenues, gross margin for temporary and consultant staffing was 37.8% in the third quarter of 2018, up from 37.2% in the third quarter of 2017. This year-over-year improvement in gross margin percentage was primarily attributable to higher pay-bill spreads and conversion revenues, partially offset by higher fringe benefit costs.
Gross margin dollars for permanent placement staffing represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $129 million for the three months ended September 30, 2018, increasing 16.5% from $111 million for the three months ended September 30, 2017. Because reimbursable expenses for permanent placement staffing are de minimis, gross margin dollars are substantially explained by revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $71 million for the three months ended September 30, 2018, increasing 14.9% compared to $62 million for the three months ended September 30, 2017. As a percentage of revenues, gross margin for risk consulting and internal audit services in the third quarter of 2018 was 28.1%, down from 29.6% in the third quarter of 2017. The gross margin decline in the third quarter of 2018 compared to the third quarter of 2017 was primarily attributable to increases in pay rates for professional staff and headcount.
Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation, and occupancy costs. The Company’s selling, general and administrative expenses were $459 million for the three months ended September 30, 2018, increasing 10.9% from $414 million for the three months ended September 30, 2017. As a percentage of revenues, the Company’s selling, general and administrative expenses were 31.3% for both the third quarter of 2018 and 2017. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $307 million for the three months ended September 30, 2018, increasing 7.5% from $286 million for the three months ended September 30, 2017. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing was 28.4% for both the third quarter of 2018 and 2017.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $106 million for the three months ended September 30, 2018, increasing by 16.8% compared to $91 million for the three months ended September 30, 2017. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing were 82.1% in the third quarter of 2018, up from 81.9% in the third quarter of 2017 due primarily to increases in staff compensation costs.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $46 million for the three months ended September 30, 2018, increasing by 22.2% compared to $37 million for the three months ended September 30, 2017. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 18.0% in the third quarter of 2018, slightly up from 17.9% in the third quarter of 2017.
Operating Income. The Company’s total operating income was $151 million, or 10.3% of revenues, for the three months ended September 30, 2018, up from $132 million, or 10.0% of revenues, for the three months ended September 30, 2017. For the Company’s temporary and consultant staffing division, operating income was $103 million, or 9.5% of applicable revenues, up from $88 million, or 8.7% of applicable revenues, in the third quarter of 2017. For the Company’s permanent placement staffing division, operating income was $23 million, or 17.7% of applicable revenues, compared to an operating income of $20 million, or 17.9% of applicable revenues, in the third quarter of 2017. For the Company’s risk consulting and internal audit services division, operating income was $25 million, or 10.1% of applicable revenues, compared to an operating income of $24 million, or 11.8% of applicable revenues, in the third quarter of 2017.

Provision for income taxes. The provision for income taxes was 24.1% and 36.0% for the three months ended September 30, 2018 and 2017, respectively. The lower tax rate is primarily due to the reduction of the U.S. federal corporate income tax rate from 35% to 21% beginning in 2018.
Nine Months Ended September 30, 2018 and 2017
Revenues. The Company’s revenues were $4.32 billion for the nine months ended September 30, 2018, increasing by 10.2% compared to $3.92 billion for the nine months ended September 30, 2017. Revenues from foreign operations represented 24% of total revenues for the nine months ended September 30, 2018, up from 21% of total revenues for the nine months ended September 30, 2017. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. For the nine months ended September 30, 2018, revenue for all three of the Company's reportable segments were up, compared to the same period in 2017. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing revenues were $3.24 billion for the nine months ended September 30, 2018, increasing by 8.3% compared to revenues of $2.99 billion for the nine months ended September 30, 2017. Key drivers of temporary and consultant staffing revenues include average hourly bill rates and the number of hours worked by the Company’s temporary employees on client engagements. On an as adjusted basis, temporary and consultant staffing revenues increased 7.6% for the first three quarters of 2018 compared to the first three quarters of 2017, due primarily to a 3.7% increase in average bill rates and an increase in the number of hours worked by the Company’s temporary employees. In the U.S., revenues in the first three quarters of 2018 increased 5.2% on an as reported basis and on an as adjusted basis, compared to the first three quarters of 2017. For the Company’s international operations, revenues for the first three quarters of 2018 increased 19.6% on an as reported basis and 16.7% on an as adjusted basis, compared to the first three quarters of 2017.
Permanent placement staffing revenues were $386 million for the nine months ended September 30, 2018, increasing by 17.9% compared to revenues of $328 million for the nine months ended September 30, 2017. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. On an as adjusted basis, permanent placement staffing revenues increased 16.8% for the first three quarters of 2018 compared to the first three quarters of 2017, driven by increases in number of placements and average fees earned per placement. In the U.S., revenues for the first three quarters of 2018 increased 16.3% on an as reported basis and on an as adjusted basis, compared to the first three quarters of 2017. For the Company’s international operations, revenues for the first three quarters of 2018 increased 21.2% on an as reported basis and 18.0% on an as adjusted basis, compared to the first three quarters of 2017. Historically, demand for permanent placement staffing is even more sensitive to economic and labor market conditions than demand for temporary and consultant staffing and this is expected to continue.
Risk consulting and internal audit services revenues were $694 million for the nine months ended September 30, 2018, increasing by 15.3% compared to revenues of $602 million for the nine months ended September 30, 2017. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On an as adjusted basis, risk consulting and internal audit services revenues increased 12.4% for the first three quarters of 2018 compared to the first three quarters of 2017, due primarily to an increase in billable hours, partially offset by a slight decrease in average hourly bill rates. In the U.S., revenues in the first three quarters of 2018 increased 10.1% on an as reported basis and on an as adjusted basis, compared to the first three quarters of 2017. The Company’s risk consulting and internal audit services revenues for the first three quarters of 2018 from international operations increased 40.9% on an as reported basis and increased 22.4% on an as adjusted basis, compared to the first three quarters of 2017.

A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the nine months ended September 30, 2018, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	8.3%	5.2%	19.6%
Billing Days Impact	—	—	0.2%
Currency Impact	-1.1%	—	-5.3%
Intercompany Adjustments	0.4%	—	2.2%
As Adjusted	7.6%	5.2%	16.7%
Permanent placement staffing
As Reported	17.9%	16.3%	21.2%
Billing Days Impact	—	—	0.2%
Currency Impact	-1.1%	—	-3.4%
As Adjusted	16.8%	16.3%	18.0%
Risk consulting and internal audit services
As Reported	15.3%	10.1%	40.9%
Billing Days Impact	0.1%	—	0.2%
Currency Impact	-0.8%	—	-4.4%
Intercompany Adjustments	-2.2%	—	-14.3%
As Adjusted	12.4%	10.1%	22.4%
Gross Margin. The Company’s gross margin dollars were $1.79 billion for the nine months ended September 30, 2018, increasing by 11.1% compared to $1.61 billion for the nine months ended September 30, 2017. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars for temporary and consultant staffing represent revenues less direct costs of services, which consist of payroll, payroll taxes and benefit costs for temporary employees, and reimbursable expenses. The key drivers of gross margin are: i) pay-bill spreads, which represent the differential between wages paid to temporary employees and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company's client. Gross margin dollars for the Company’s temporary and consultant staffing division were $1.21 billion for the nine months ended September 30, 2018, increasing 8.8% compared to $1.12 billion for the nine months ended September 30, 2017. As a percentage of revenues, gross margin for temporary and consultant staffing was 37.5% for the nine months ended September 30, 2018, up from 37.3% for the nine months ended September 30, 2017. This year-over-year improvement in gross margin percentage was primarily attributable to higher pay-bill spreads and conversion revenues, partially offset by higher fringe benefit costs.
Gross margin dollars for permanent placement staffing represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $385 million for the nine months ended September 30, 2018, increasing 17.9% from $327 million for the nine months ended September 30, 2017. Because reimbursable expenses for permanent placement staffing are de minimis, gross margin dollars are substantially explained by revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $190 million for the nine months ended September 30, 2018, increasing 13.3% compared to $168 million for the nine months ended September 30, 2017. As a percentage of revenues, gross margin for risk consulting and internal audit services in the first three quarters of 2018 was 27.3%, down from 27.8% in the first three quarters of 2017. The gross margin decline in the first three quarters of 2018 compared to the first three quarters of 2017 was primarily attributable to increases in pay rates for professional staff and headcount.

Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation, and occupancy costs. The Company’s selling, general and administrative expenses were $1.35 billion for the nine months ended September 30, 2018, increasing 10.9% from $1.22 billion for the nine months ended September 30, 2017. As a percentage of revenues, the Company’s selling, general and administrative expenses were 31.4% for the first three quarters of 2018, up from 31.2% for the first three quarters of 2017. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $912 million for the nine months ended September 30, 2018, increasing 7.9% from $845 million for the nine months ended September 30, 2017. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing were 28.2% in the first three quarters of 2018, down slightly from 28.3% in the first three quarters of 2017.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $313 million for the nine months ended September 30, 2018, increasing by 16.8% compared to $268 million for the nine months ended September 30, 2017. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing were 81.0% in the first three quarters of 2018, down from 81.7% in the first three quarters of 2017 due primarily to positive operating leverage resulting from increased revenues.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $130 million for the nine months ended September 30, 2018, increasing by 19.2% compared to $109 million for the nine months ended September 30, 2017. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 18.8% in the first three quarters of 2018, up from 18.2% in the first three quarters of 2017 due primarily to increases in fixed and variable overhead costs.
Operating Income. The Company’s total operating income was $435 million, or 10.1% of revenues, for the nine months ended September 30, 2018, up from $389 million or 9.9% of revenues, for the nine months ended September 30, 2017. For the Company’s temporary and consultant staffing division, operating income was $303 million, or 9.4% of applicable revenues, up from $271 million, or 9.1% of applicable revenues, in the first three quarters of 2017. For the Company’s permanent placement staffing division, operating income was $73 million, or 18.8% of applicable revenues, up from an operating income of $60 million, or 18.1% of applicable revenues, in the first three quarters of 2017. For the Company’s risk consulting and internal audit services division, operating income was $59 million, or 8.5% of applicable revenues, compared to an operating income of $58 million or 9.6% of applicable revenues, in the first three quarters of 2017.
Provision for income taxes. The provision for income taxes was 26.5% and 37.3% for the nine months ended September 30, 2018 and 2017, respectively. The lower tax rate is primarily due to the reduction of the U.S. federal corporate income tax rate from 35% to 21% beginning in 2018.
Liquidity and Capital Resources
The change in the Company’s liquidity during the nine months ended September 30, 2018 and 2017 is primarily the net effect of funds generated by operations and the funds used for capital expenditures, payment to trusts for employee deferred compensation plans, repurchases of common stock, and payment of dividends.
Cash and cash equivalents were $362 million and $348 million at September 30, 2018 and 2017, respectively. Operating activities provided $449 million during the nine months ended September 30, 2018, which was partially offset by $55 million and $319 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $388 million during the nine months ended September 30, 2017, which was offset by $54 million and $259 million of net cash used in investing activities and financing activities, respectively.
Operating activities—Net cash provided by operating activities for the nine months ended September 30, 2018, was composed of net income of $321 million, adjusted upward for non-cash items of $82 million, and cash provided by changes in working capital of $46 million. Net cash provided by operating activities for the nine months ended September 30, 2017, was composed of net income of $244 million, adjusted upward for non-cash items of $72 million, and cash provided by changes in working capital of $72 million.
Investing activities—Net cash used in investing activities for the nine months ended September 30, 2018, was $55 million. This was composed of capital expenditures of $27 million and deposits to trusts for employee deferred compensation plans of $28 million. Net cash used in investing activities for the nine months ended September 30, 2017, was $54 million. This was primarily composed of capital expenditures of $29 million and deposits to trusts for employee deferred compensation plans of $24 million.
Financing activities—Net cash used in financing activities for the nine months ended September 30, 2018, was $319 million. This included repurchases of $216 million in common stock and $103 million in cash dividends paid to stockholders. Net cash used in financing activities for the nine months ended September 30, 2017, was $259 million. This primarily included repurchases of $167 million in common stock and $91 million in cash dividends to stockholders.
As of September 30, 2018, the Company is authorized to repurchase, from time to time, up to 9.1 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the nine months ended September 30, 2018 and 2017, the Company repurchased 3.3 million shares, at a cost of $215 million, and 3.0 million shares of common stock, at a cost of $138 million, on the open market, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the nine months ended September 30, 2018 and 2017, such repurchases totaled 0.2 million shares, at a cost of $9 million, and 0.3 million shares, at a cost of $15 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital at September 30, 2018, included $362 million in cash and cash equivalents. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
On October 30, 2018, the Company announced a quarterly dividend of $.28 per share to be paid to all shareholders of record as of November 23, 2018. The dividend will be paid on December 14, 2018.
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
For the nine months ended September 30, 2018, approximately 24% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, and Australian dollar, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.
During the first nine months of 2018, the U.S. dollar fluctuated, but generally weakened, against the primary currencies in which the Company conducts business, compared to one year ago. Currency exchange rates had the effect of increasing reported net service revenues by $41 million, or 1.0%, in the first three quarters of 2018 compared to the same period one year ago. The general weakening of the U.S. dollar also affected the reported level of expenses incurred in our foreign operations. Because substantially all our foreign operations generated revenues and incurred expenses within the same country and currency, the effect of higher reported revenues is largely offset by the increase in reported operating expenses. Reported net income was $5 million, or 2.2%, higher in the first three quarters of 2018 compared to the same period one year ago due to the effect of currency exchange rates.
For the one month ended October 31, 2018, the U.S. dollar has strengthened against the Canadian Dollar, Euro, Australian dollar, and British Pound since September 30, 2018. If currency exchange rates were to remain at October 2018 levels throughout the remainder of 2018, the Company’s full-year reported revenues would be impacted unfavorably, mostly offset by a favorable impact to operating expenses compared to full year 2017 results. Should current trends continue, the impact to reported net income would be immaterial.
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

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
The Company’s prior filings contained disclosures regarding a complaint filed on March 13, 2014, in the Superior Court of California, San Diego County, by Plaintiff Leonor Rodriguez, on her own behalf and on behalf of a putative class of allegedly similarly situated individuals, alleging various claims against the Company including a claim under the California Labor Code Private Attorney General Act (“PAGA”).  On October 10, 2014, the Court granted a motion by the Company to compel all of Rodriguez’s claims, except the PAGA claim, to individual arbitration.  On September 11, 2018, the parties settled the individual arbitration claims for an amount immaterial to the Company and, on October 19, 2018, the Court dismissed the PAGA claim with prejudice.  Accordingly, the Company will not make disclosures regarding this case in its future Securities and Exchange Commission filings.
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

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (b)
July 1, 2018 to July 31, 2018	—		$—	—	10,126,571
August 1, 2018 to August 31, 2018	323,231		$77.22	323,231	9,803,340
September 1, 2018 to September 30, 2018	743,659	(a)	$72.61	737,438	9,065,902
Total July 1, 2018 to September 30, 2018	1,066,890			1,060,669

(a)	Includes 6,221 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(b)
Commencing in October 1997, the Company's Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company's common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 118,000,000 shares have been authorized for repurchase of which 108,934,098 shares have been repurchased as of September 30, 2018.

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

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: November 1, 2018