Form 10-K
period 2018-12-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2019-02-15
CIK 315213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒
Accelerated filer ☐ Non-accelerated filer ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company.  ☐  Yes   ☒  No
As of June 30, 2018, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $7,755,399,413 based on the closing sale price on that date. This amount excludes the market value of 3,419,525 shares of Common Stock directly or indirectly held by registrant’s directors and officers and their affiliates.
As of January 31, 2019, there were 119,078,490 outstanding shares of the registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be mailed to stockholders in connection with the registrant’s annual meeting of stockholders, scheduled to be held in May 2019, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

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
Marketing and Recruiting
The Company markets its staffing services to clients and employment candidates via both national and local advertising activities. Advertising consists of client- and employment candidate-facing buys in radio, digital display, search engine marketing, social media, trade publications, job boards and events. The Company also markets its services, as well as hiring and career management advice content and thought leadership, via its search engine-optimized website, e-mail marketing program, social media and blog. Direct marketing via telephone solicitation is a significant portion of the Company’s total marketing efforts. Additionally, the Company has expanded its use of job boards and job aggregators in all aspects of sales and recruitment. Joint marketing arrangements have been entered into with major software manufacturers and typically provide for the development of proprietary skills tests, cooperative advertising, joint e-mail campaigns, and similar promotional activities. The Company also actively seeks endorsements and affiliations with professional organizations in the accounting and finance, technology, legal, and creative and marketing fields. In addition, the Company conducts public relations activities designed to enhance public recognition of the Company and its services. This includes outreach to journalists, bloggers and social media influencers, and the distribution of print, digital, and video thought leadership. Robert Half staffing and recruiting professionals are encouraged to be active in civic organizations and industry trade groups in their local communities.

Protiviti markets its business consulting and internal audit services to a variety of clients in a range of industries. Industry and competency teams conduct targeted marketing efforts, locally, nationally and globally, including print advertising, production of thought leadership, and branded speaking events. National advertising conducted by Protiviti consists primarily of print advertisements in national newspapers, magazines and selected trade journals. Protiviti regularly conducts a variety of programs to share its insights with clients on current topics such as risk, technology, corporate governance, and industry challenges. It conducts public relations activities, such as distributing press releases, white papers, case studies and newsletters, designed to enhance recognition for the Protiviti brand, establish its expertise in key issues surrounding its business and promote its services. Protiviti plans to expand both the services and value added content on the Protiviti.com website and increase traffic through targeted Internet advertising. Local employees are encouraged to be active in relevant social media communities, civic organizations and industry trade groups.
The Company and its subsidiaries own many trademarks, service marks and tradenames, including the Robert Half® Finance & Accounting, Accountemps®, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group® and Protiviti® marks, which are registered in the United States and in a number of foreign countries.
Organization
Management of the Company’s staffing operations is coordinated from its headquarters facilities in Menlo Park and San Ramon, California. The Company’s headquarters provides support and centralized services to its offices in the administrative, marketing, public relations, accounting, information technology, training and legal areas, particularly as it relates to the standardization of the operating procedures of its offices. As of December 31, 2018, the Company conducted its staffing services operations through 324 offices in 42 states, the District of Columbia and 17 foreign countries. Office managers are responsible for most activities of their offices, including sales, local advertising and marketing and recruitment.
The day-to-day operations of Protiviti are managed by a chief executive officer and a senior management team with operational and administrative support provided by individuals located in San Ramon and Menlo Park, California. As of December 31, 2018, Protiviti had 62 offices in 23 states and 11 foreign countries.
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

Employees
The Company has approximately 18,900 full-time employees, including approximately 4,000 engaged directly in Protiviti operations. In addition, the Company placed approximately 212,700 temporary employees on assignments with clients during 2018. Employees placed by the Company on assignment with clients are the Company’s employees for all purposes while they are working on assignments. The Company pays the related costs of employment, such as workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company provides access to voluntary health insurance coverage to interested temporary employees.
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
Item 1A.    Risk Factors
The Company’s business prospects are subject to various risks and uncertainties that impact its business. The most important of these risks and uncertainties are as follows:
Any reduction in global economic activity may harm the Company’s business and financial condition.    The demand for the Company’s services, in particular its staffing services, is highly dependent upon the state of the economy and upon the staffing needs of the Company’s clients. Certain of the Company’s markets have recently experienced prolonged economic downturns characterized by high unemployment, limited availability of credit and decreased consumer and business spending. In addition, certain geopolitical events, including the prolonged shutdown of the United States government and the ongoing negotiation of the United Kingdom’s withdrawal from the European Union (“Brexit”), have caused significant economic, market, political and regulatory uncertainty in some of the Company’s markets. Any decline in the economic condition or employment levels of the U.S. or of any of the foreign countries in which the Company does business, or in the economic condition of any region of any of the foregoing, or in any specific industry may severely reduce the demand for the Company’s services and thereby significantly decrease the Company’s revenues and profits. Further, continued or intensifying economic, political or regulatory uncertainty in the Company’s markets could reduce demand for the Company’s services.
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
The Company’s computer and communications hardware and software systems are vulnerable to damage and interruption.    The Company’s ability to manage its operations successfully is critical to its success and largely depends upon the efficient and uninterrupted operation of its computer and communications hardware and software systems, some of which are managed by third-party vendors. The Company’s primary computer systems and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, phishing and malware attacks, catastrophic events and errors in usage by the Company’s employees and those of the Company’s vendors. The Company has been subject to cyberattacks in the past, including phishing and malware incidents, and although no such attack has had a material adverse effect on its business, this may not be the case with future attacks. In particular, the Company’s employees or vendors may have access or exposure to personally identifiable or otherwise confidential information and customer data and systems, the misuse of which could result in legal liability. Cyber-attacks, including attacks motivated by grievances against the business services industry in general or against the Company in particular, may disable or damage its systems. It is possible that the Company’s security controls or those of its third-party vendors over personal and other data and other practices it follows may not prevent the improper access to or disclosure of personally identifiable or otherwise confidential information.  Such disclosure or damage to the Company’s systems could harm its reputation and subject it to government sanctions and liability under its contracts and laws that protect personal data and confidential information, resulting in increased costs or loss of revenue. The potential risk of security breaches and cyber-attacks may increase as the Company introduces new service offerings.
Changes in data privacy and protection laws and regulations in respect of control of personal information could increase the Company’s costs or otherwise adversely impact its operations. In the ordinary course of business, the Company collects, uses, and retains personal information from its employees, employment candidates, and contractors, including, without limitation, full names, government-issued identification numbers, addresses, birth dates, and payroll-related information. The possession and use of personal information in conducting the Company’s business subjects it to a variety of complex and evolving domestic and foreign laws and regulations regarding data privacy, protection and security, which, in many cases, apply not only to third-party transactions, but also to transfers of information among the Company and its subsidiaries. For example, the European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, imposes stringent operational requirements for entities processing personal information, such as strong safeguards for data transfers to countries outside the European Union and strong enforcement authorities and mechanisms. Complying with the enhanced obligations imposed by the GDPR and other current and future laws and regulations relating to data transfer, residency, privacy and protection has increased and may continue to increase the Company’s operating costs and require significant management time and attention, while any failure by the Company or its subsidiaries to comply with applicable laws could result in governmental enforcement actions, fines, and other penalties that could potentially have an adverse effect on the Company’s operations and reputation.
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
Failure to identify and respond to risk issues in a timely manner could have a material adverse effect on our business. Although we have processes in place to attempt to identify and respond to risk issues in a timely manner, our efforts may not be sufficient. Further, the Company’s culture may not sufficiently encourage timely identification and escalation of significant risk issues.
The Company’s results of operations and ability to grow could be materially negatively affected if it cannot successfully keep pace with technological changes impacting the development and implementation of its services and the evolving needs of its clients.    The Company’s success depends on its ability to keep pace with rapid technological changes affecting both the development and implementation of its services and the staffing needs of its clients. Technological advances such as artificial intelligence, machine learning, and automation are impacting industries served by all our lines of business. In addition, the Company’s business relies on a variety of technologies, including those that support hiring and tracking, order management, billing, and client data analytics. If the Company does not sufficiently invest in new technology and industry developments, appropriately implement new technologies, or evolve its business at sufficient speed and scale in response to such developments, or if it does not make the right strategic investments to respond to these developments, the Company’s services, results of operations, and ability to develop and maintain its business could be negatively affected.
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
Item 1B.    Unresolved Staff Comments.
Not applicable.
Item 2.    Properties
The Company’s headquarters operations are located in Menlo Park and San Ramon, California. As of December 31, 2018, placement activities were conducted through 324 offices located in the United States, Canada, the United Kingdom, Belgium, Brazil, France, the Netherlands, Germany, Luxembourg, Switzerland, Japan, China, Singapore, Australia, New Zealand, Austria, the United Arab Emirates, and Chile. As of December 31, 2018, Protiviti had 62 offices in the United States, Canada,

Australia, China, France, Germany, Italy, the Netherlands, Japan, Singapore, India and the United Kingdom. All of the offices are leased.
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
The Company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “RHI”. On January 31, 2019, there were 1,210 holders of record of the Common Stock.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (b)
October 1, 2018 to October 31, 2018	400,000		$59.52	400,000	8,665,902
November 1, 2018 to November 30, 2018	158,863		$59.88	158,863	8,507,039
December 1, 2018 to December 31, 2018	1,881,936	(a)	$57.44	1,800,000	6,707,039
Total October 1, 2018 to December 31, 2018	2,440,799			2,358,863

(a)	Includes 81,936 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(b)
Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 118,000,000 shares have been authorized for repurchase of which 111,292,961 shares have been repurchased as of December 31, 2018.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights A	Weighted average exercise price of outstanding options, warrants and rights B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by security holders	—	—	3,151,983
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	3,151,983

Since May 2005, all grants have been made pursuant to the Stock Incentive Plan, which was approved by stockholders in May 2005 and re-approved in May 2008, May 2011, May 2013, and May 2014. Such plan authorizes the issuance of stock options, restricted stock, stock units and stock appreciation rights to directors, executive officers and employees.

Stock Performance Graph
The following graph compares, through December 31, 2018, the cumulative total return of the Company’s Common Stock, an index of certain publicly traded employment services companies, and the S&P 500. The graph assumes the investment of $100 at the beginning of the period depicted in the chart and reinvestment of all dividends. The information presented in the graph was obtained by the Company from outside sources it considers to be reliable but has not been independently verified by the Company.

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

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Income Statement Data:
Net service revenues	$5,800,271	$5,266,789	$5,250,399	$5,094,933	$4,695,014
Direct costs of services, consisting of payroll, payroll taxes, benefit costs and reimbursable expenses	3,390,257	3,102,977	3,089,723	2,980,462	2,772,098
Gross margin	2,410,014	2,163,812	2,160,676	2,114,471	1,922,916
Selling, general and administrative expenses	1,821,089	1,646,532	1,606,217	1,533,799	1,425,734
Amortization of intangible assets	1,705	1,563	1,237	192	557
Interest income, net	(4,382)	(1,799)	(888)	(550)	(724)
Income before income taxes	591,602	517,516	554,110	581,030	497,349
Provision for income taxes	157,314	226,932	210,721	223,234	191,421
Net income	$434,288	$290,584	$343,389	$357,796	$305,928

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Net Income Per Share:
Basic	$3.60	$2.34	$2.68	$2.72	$2.28
Diluted	$3.57	$2.33	$2.67	$2.69	$2.26
Shares:
Basic	120,513	124,152	127,991	131,749	134,358
Diluted	121,602	124,892	128,766	132,930	135,541
Cash Dividends Declared Per Share	$1.12	$.96	$.88	$.80	$.72

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance Sheet Data:
Total assets	$1,903,097	$1,867,454	$1,777,971	$1,671,044	$1,620,830
Notes payable and other indebtedness, less current portion	$457	$657	$840	$1,007	$1,159
Stockholders’ equity	$1,063,198	$1,105,265	$1,086,599	$1,003,781	$979,858

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

Executive Overview

Demand for the Company’s temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services is largely dependent upon general economic and labor trends both domestically and abroad. Correspondingly, financial results for the year ended December 31, 2018, were positively impacted by improving global economic conditions. Annual net service revenues reached $5.80 billion in 2018, an increase of 10% from the prior year. Full-year 2018 net income increased to $434 million and diluted net income per share increased to $3.57. All three of the Company's reportable segments experienced revenue growth, led by risk consulting and internal audit services and permanent placement staffing, both of which increased 17% in 2018 on an as reported basis compared to last year.
We believe that the Company is well positioned in the current macroeconomic environment. The United States economic backdrop during 2018 was conducive to growth for the Company as real gross domestic product (“GDP”) grew an estimated 2.6%, while the unemployment rate declined from 4.1% in December 2017 to 3.9% in December 2018. In the United States, the number of job openings has exceeded the number of hires since February 2015, creating competition for skilled talent that increases the Company’s value to clients. The U.S. labor market remains robust, with significant demand due to talent shortages across our professional disciplines. The number of temporary workers as a percentage of the overall U.S. workforce remains near an all-time high, a sign employers are building flexible staffing options into their human resource plans with increasing frequency.
Protiviti continues to see strong demand for its consulting and internal audit solutions. Financial services continues to be Protiviti's biggest industry sector. Protiviti has expanded its service offerings and continues to nurture and grow a loyal client base.

We monitor various economic indicators and business trends in all of the countries in which we operate to anticipate demand for the Company’s services. We evaluate these trends to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends. As such, during 2018, we added headcount in all of our lines of business compared to prior year-end levels.
We have limited visibility into future revenues not only due to the dependence on macroeconomic conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, we typically assess headcount and other investments on at least a quarterly basis. That said, based on current trends and conditions, we expect headcount levels for our full-time staff to be modestly higher for each of our reporting segments throughout the first quarter of 2019.
Capital expenditures in 2018 totaled $43 million, approximately 41% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s future growth opportunities. During 2018, we continued to invest in digital technology initiatives designed to enhance our service offerings to both clients and candidates. Capital expenditures also included amounts spent on tenant improvements and furniture and equipment in the Company’s leased offices. We currently expect that 2019 capitalized expenditures will range from $60 million to $70 million, of which $35 million to $45 million relates to software initiatives and technology infrastructure, including capitalized costs relating to the implementation of cloud computing arrangements.
Critical Accounting Policies and Estimates
As described below, the Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments.
Revenue Recognition.    Net service revenues as presented on the Consolidated Statements of Operations represent services rendered to customers less sales adjustments and allowances. Reimbursements, including those related to travel and out-of-pocket expenses, are also included in net service revenues, and equivalent amounts of reimbursable expenses are included in direct costs of services. The Company records temporary and consultant staffing revenue on a gross basis as a principal versus on a net basis as an agent in the presentation of revenues and expenses. The Company has concluded that gross reporting is appropriate because the Company (i) has the risk of identifying and hiring qualified employees, (ii) has the discretion to select the employees and establish their price and duties and (iii) bears the risk for services that are not fully paid for by customers.
Temporary and consultant staffing revenues are recognized when the services are rendered by the Company’s temporary employees. Permanent placement staffing revenues are recognized when employment candidates accept offers of permanent employment. The Company has a substantial history of estimating the effect of permanent placement candidates who do not remain with its clients through the 90-day guarantee period. Allowances are established to estimate these losses. Risk consulting and internal audit services are generally provided on a time-and-material basis or fixed-fee basis. Revenues from time-and-material and fixed-fee arrangements are recognized over time using a proportional performance method as hours are incurred relative to total estimated hours for the engagement. Contracts with multiple performance obligations are recognized as performance obligations are delivered, and contract value is allocated based on relative stand-alone selling values of the services and products in the arrangement. The Company periodically evaluates the need to provide for any losses on these projects, and losses are recognized when it is probable that a loss will be incurred.
Income Taxes.    The Company’s operations are subject to U.S. federal, state and local, and foreign income taxes. In establishing its deferred income tax assets and liabilities and its provision for income taxes, the Company makes judgments and interpretations based on the enacted tax laws that are applicable to its operations in various jurisdictions. Deferred tax assets and liabilities are measured and recorded using current enacted tax rates, which the Company expects will apply to taxable income in the years in which those temporary differences are recovered or settled. The likelihood of a material change in the Company’s expected realization of its deferred tax assets is dependent on future taxable income and the effectiveness of its tax planning in the various relevant jurisdictions.

On December 22, 2017, the President signed TCJA into law. Effective January 1, 2018, among other changes, TCJA reduced the federal corporate tax rate to 21 percent, provided for a deemed repatriation and taxation at reduced rates of certain foreign earnings (a “transition tax”), and established new mechanisms to tax certain foreign earnings going forward.  Similar to other large multinational companies, TCJA has wide ranging implications for the Company.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company completed its TCJA analysis and recorded its final adjustments, which were not material, in the fourth quarter of 2018.
The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. Valuation allowances of $23.1 million and $20.2 million were recorded as of December 31, 2018 and 2017, respectively. The valuation allowances recorded relate primarily to net operating losses in certain foreign operations. If such losses are ultimately utilized to offset future operating income, the Company will recognize a tax benefit up to the full amount of the related valuation reserve.
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
For the years ended December 31, 2018, 2017 and 2016, compensation expense related to restricted stock and stock units was $45.0 million, $42.2 million and $42.7 million, respectively, of which $12.2 million, $11.4 million and $11.0 million was related to grants made in those respective years. Based on the Company’s results for the year ended December 31, 2018, a one-percentage point deviation in the estimated forfeiture rates would have resulted in a $0.4 million increase or decrease in compensation expense related to restricted stock and stock units.
Recent Accounting Pronouncements
See Note B—“New Accounting Pronouncements” to the Company’s Consolidated Financial Statements included under Part II—Item 8 of this report.
Results of Operations
Demand for the Company’s temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Correspondingly, results of operations for the year ended December 31, 2018, were positively impacted by improving global economic conditions. Because of the inherent difficulty in predicting economic trends and the absence of material long-term contracts in any of the Company’s business units, future demand for the Company’s services cannot be forecasted with certainty. We believe the Company is well positioned in the current macroeconomic environment.
The Company’s temporary and permanent staffing business has 324 offices in 42 states, the District of Columbia and 17 foreign countries, while Protiviti has 62 offices in 23 states and 11 foreign countries.
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
Years ended December 31, 2018 and 2017
Revenues.    The Company’s revenues were $5.80 billion for the year ended December 31, 2018, increasing by 10.1% compared to $5.27 billion for the year ended December 31, 2017. Revenues from foreign operations represented 24% and 22% of total revenues for the years ended December 31, 2018 and 2017, respectively. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services. In 2018, revenues for all three of the Company’s reportable segments were up compared to 2017. Revenue growth was strongest internationally, most notably within Europe. Permanent placement staffing and risk consulting and internal audit services continued to post strong growth rates. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing revenues were $4.33 billion for the year ended December 31, 2018, increasing by 8.0% compared to revenues of $4.01 billion for the year ended December 31, 2017. Key drivers of temporary and consultant staffing revenues include average hourly bill rates and the number of hours worked by the Company’s temporary employees on client engagements. On an as adjusted basis, temporary and consultant staffing revenues increased 7.9% for 2018, compared to 2017, due primarily to a 4.1% increase in average bill rates and an increase in the number of hours worked by the Company's temporary employees. In the U.S., 2018 revenues increased 5.8% on an as reported basis and 5.5% on an as adjusted basis, compared to 2017. For the Company’s international operations, 2018 revenues increased 16.0% on an as reported basis and 17.0% on an as adjusted basis, compared to 2017.
Permanent placement staffing revenues were $512 million for the year ended December 31, 2018, increasing by 16.6% compared to revenues of $439 million for the year ended December 31, 2017. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. On an as adjusted basis, permanent placement staffing revenues increased 16.0% for 2018 compared to 2017, driven by increases in number of placements and average fees earned per placement. In the U.S., 2018 revenues increased 16.4% on an as reported basis and 16.1% on an as adjusted basis, compared to 2017. For the Company’s international operations, 2018 revenues increased 17.0% on an as reported basis, and increased 16.0% on an as adjusted basis, compared to 2017. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing and this is expected to continue.

Risk consulting and internal audit services revenues were $958 million for the year ended December 31, 2018, increasing by 17.3% compared to revenues of $817 million for the year ended December 31, 2017. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On an as adjusted basis, risk consulting and internal audit services revenues increased 13.2% for 2018 compared to 2017, driven primarily by increases in billable hours and average hourly billing rates. In the U.S., 2018 revenues increased 12.0% on an as reported basis, or 11.8% on an as adjusted basis, compared to 2017. For the Company’s international operations, 2018 revenues increased 42.1% on an as reported basis, or 19.2% on an as adjusted basis, compared to 2017. The international year-over-year increases were primarily driven by strong revenue performance in Europe and Australia.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the year ended December 31, 2018, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	8.0%	5.8%	16.0%
Billing Days Impact	-0.2%	-0.3%	0.1%
Currency Impact	-0.6%	—	-2.6%
Intercompany Adjustments	0.7%	—	3.5%
As Adjusted	7.9%	5.5%	17.0%
Permanent placement staffing
As Reported	16.6%	16.4%	17.0%
Billing Days Impact	-0.2%	-0.3%	0.3%
Currency Impact	-0.4%	—	-1.3%
As Adjusted	16.0%	16.1%	16.0%
Risk consulting and internal audit services
As Reported	17.3%	12.0%	42.1%
Billing Days Impact	-0.2%	-0.2%	0.3%
Currency Impact	-0.4%	—	-2.0%
Intercompany Adjustments	-3.5%	—	-21.2%
As Adjusted	13.2%	11.8%	19.2%
Gross Margin.    The Company’s gross margin dollars were $2.41 billion for the year ended December 31, 2018, up 11.4% from $2.16 billion for the year ended December 31, 2017. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars for temporary and consultant staffing represent revenues less direct costs of services, which consist of payroll, payroll taxes and benefit costs for temporary employees, and reimbursable expenses. The key drivers of gross margin are: i) pay/bill spreads, which represent the differential between wages paid to temporary employees and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company’s client. Gross margin dollars for the Company’s temporary and consultant staffing division were $1.63 billion for the year ended December 31, 2018, up 9.1% from $1.49 billion for the year ended December 31, 2017. As a percentage of revenues, gross margin dollars for temporary and consultant staffing were 37.6% in 2018, up from 37.2% in 2017. This year-over-year improvement in gross margin percentage was primarily attributable to higher pay-bill spreads and conversion revenues.
Gross margin dollars for permanent placement staffing represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $511 million for the year ended December 31, 2018, up 16.6% from $438 million for the year ended December 31, 2017. Because reimbursable expenses for permanent placement staffing services are de minimis, the increase in gross margin dollars is substantially explained by the increase in revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $269 million for the year ended December 31, 2018, up 16.2% from $232 million for the year ended December 31, 2017. As a percentage of revenues, gross margin dollars for risk consulting and internal audit services were 28.1% in 2018, down from 28.4% in 2017. The decline in 2018 gross margin percentage compared to 2017 was primarily attributable to increases in both pay rates for professional staff and headcount.
Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, depreciation and occupancy costs. The Company’s selling, general and administrative expenses were $1.82 billion for the year ended December 31, 2018, up 10.6% from $1.65 billion for the year ended December 31, 2017. As a percentage of revenues, the Company’s selling, general and administrative expenses were 31.4% for 2018, up from 31.3% for 2017. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $1.22 billion for the year ended December 31, 2018, increasing by 7.6% from $1.14 billion for the year ended December 31, 2017. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing were 28.3% in 2018, down slightly from 28.4% in 2017.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $420 million for the year ended December 31, 2018, increasing by 16.5% from $361 million for the year ended December 31, 2017. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 82.1% for both the years ended December 31, 2018 and 2017.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $176 million for the year ended December 31, 2018, increasing by 19.1% from $148 million for the year ended December 31, 2017. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 18.4% in 2018, up from 18.1% in 2017. For 2018 compared to 2017, the increase in selling, general and administrative expenses as a percentage of revenue is primarily due to an increase in variable overhead costs.
Operating Income.    The Company’s total operating income was $589 million, or 10.2% of revenues, for the year ended December 31, 2018, up 13.9% from $517 million, or 9.8% of revenues, for the year ended December 31, 2017. For the Company’s temporary and consultant staffing division, operating income was $405 million, or 9.3% of applicable revenues, up 13.8% from $356 million, or 8.9% of applicable revenues, in 2017. For the Company’s permanent placement staffing division, operating income was $91 million, or 17.7% of applicable revenues, up 16.9% from operating income of $77 million, or 17.7% of applicable revenues, in 2017. For the Company’s risk consulting and internal audit services division, operating income was $93 million, or 9.7% of applicable revenues, up 11.2% from operating income of $84 million, or 10.3% of applicable revenues, in 2017.
Provision for income taxes.    The provision for income taxes was 26.6% and 43.9% for the years ended December 31, 2018 and 2017, respectively. The lower 2018 tax rate is primarily due to the reduction of the U.S. federal corporate income tax rate from 35% to 21% and a prior year $34 million one-time, non-cash charge to the provision for income taxes related to the enactment of TCJA.
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
Temporary and consultant staffing revenues were $4.01 billion for the year ended December 31, 2017, remained essentially flat compared to revenues of $4.03 billion for the year ended December 31, 2016. Key drivers of temporary and consultant staffing revenues include average hourly bill rates and the number of hours worked by the Company’s temporary employees on client engagements. On an as adjusted basis, temporary and consultant staffing revenues decreased 0.3% for 2017, compared to 2016, due primarily to fewer hours worked by the Company’s temporary employees, partially offset by a 2.7% increase in average bill rates. In the U.S., 2017 revenues decreased 3.1% on an as reported basis and 2.8% on an as adjusted basis, compared to 2016. For the Company’s international operations, 2017 revenues increased 11.0% on an as reported basis and 10.1% on an as adjusted basis, compared to 2016.
Permanent placement staffing revenues were $439 million for the year ended December 31, 2017, increasing by 4.7% compared to revenues of $419 million for the year ended December 31, 2016. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. On an as adjusted basis, permanent placement staffing revenues increased 4.9% for 2017 compared to 2016 due to increases in both the number of placements and average fees per placement. In the U.S., 2017 revenues increased 0.9% on an as reported basis and 1.3% on an as adjusted basis, compared to 2016. For the Company’s international operations, 2017 revenues increased 14.1% on an as reported basis, and on an as adjusted basis increased 13.5%, compared to 2016. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing and this is expected to continue.
Risk consulting and internal audit services revenues were $817 million for the year ended December 31, 2017, increasing by 1.5% compared to revenues of $804 million for the year ended December 31, 2016. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On an as adjusted basis, risk consulting and internal audit services revenues increased 1.9% for 2017 compared to 2016, driven primarily by increases in billable hours and billing rates. In the U.S., 2017 revenues remained essentially flat on an as reported basis, and increased 0.3% on an as adjusted basis, compared to 2016. For the Company’s international operations, 2017 revenues increased 9.5% on an as reported basis, or 10.2% on an as adjusted basis, compared to 2016.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the year ended December 31, 2017, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	-0.4%	-3.1%	11.0%
Billing Days Impact	0.4%	0.3%	0.5%
Currency Impact	-0.3%	—	-1.4%
As Adjusted	-0.3%	-2.8%	10.1%
Permanent placement staffing
As Reported	4.7%	0.9%	14.1%
Billing Days Impact	0.5%	0.4%	0.4%
Currency Impact	-0.3%	—	-1.0%
As Adjusted	4.9%	1.3%	13.5%
Risk consulting and internal audit services
As Reported	1.5%	—	9.5%
Billing Days Impact	0.4%	0.3%	0.4%
Currency Impact	—	—	0.3%
As Adjusted	1.9%	0.3%	10.2%
Gross Margin.    The Company’s gross margin dollars were $2.16 billion for both the years ended December 31, 2017 and 2016. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars for temporary and consultant staffing represent revenues less direct costs of services, which consist of payroll, payroll taxes and benefit costs for temporary employees, and reimbursable expenses. The key drivers of gross margin are: i) pay/bill spreads, which represent the differential between wages paid to temporary employees and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company’s client. Gross margin dollars for the Company’s temporary and consultant staffing division were $1.49 billion for the year ended December 31, 2017, down 1.1% from $1.51 billion for the year ended December 31, 2016. As a percentage of revenues, gross margin dollars for temporary and consultant staffing were 37.2% in 2017, down from 37.5% in 2016. This year- over-year decline in gross margin percentage is primarily attributable to higher workers’ compensation costs and other fringe benefit costs. The Company’s 2017 results include $0.9 million in workers’ compensation credits, pursuant to third-party actuarial reviews of the Company’s workers’ compensation accruals. This compares to a credit of $5.8 million in the year-ago period.
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

Liquidity and Capital Resources
The change in the Company’s liquidity during the years ended December 31, 2018, 2017 and 2016, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, repurchases of common stock, payment of dividends, and payments to trusts for employee deferred compensation plans.
Cash and cash equivalents were $277 million, $295 million, and $260 million at December 31, 2018, 2017 and 2016, respectively. Operating activities provided $572 million during the year ended December 31, 2018, offset by $89 million and $490 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $453 million during the year ended December 31, 2017, offset by $78 million and $353 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $442 million during the year ended December 31, 2016, offset by $112 million and $288 million of net cash used in investing activities and financing activities, respectively.
Operating activities—Net cash provided by operating activities for the year ended December 31, 2018, was $572 million. This was composed of net income of $434 million adjusted upward for non-cash items of $107 million and net cash provided by changes in working capital of $31 million. Net cash provided by operating activities for the year ended December 31, 2017, was composed of net income of $291 million adjusted upward for non-cash items of $160 million and net cash provided by changes in working capital of $2 million. Net cash provided by operating activities for the year ended December 31, 2016, was composed of net income of $343 million adjusted upward for non-cash items of $113 million, offset by net cash used in changes in working capital of $14 million.
Investing activities—Cash used in investing activities for the year ended December 31, 2018, was $89 million. This was composed of capital expenditures of $43 million and deposits to trusts for employee deferred compensation plans of $46 million. Cash used in investing activities for the year ended December 31, 2017, was $78 million. This was primarily composed of capital expenditures of $41 million, deposits to trusts for employee deferred compensation plans of $36 million, and payment for acquisitions, net of cash acquired, of $1 million. Cash used in investing activities for the year ended December 31, 2016, was $112 million. This was primarily composed of capital expenditures of $83 million, deposits to trusts for employee deferred compensation plans of $27 million, and payment for an acquisition, net of cash acquired, of $2 million.
Financing activities—Cash used in financing activities for the year ended December 31, 2018, was $490 million. This included repurchases of $354 million in common stock and $136 million in cash dividends paid to stockholders. Cash used in financing activities for the year ended December 31, 2017, was $353 million. This included repurchases of $232 million in common stock and $121 million in cash dividends paid to stockholders. Cash used in financing activities for the year ended December 31, 2016, was $288 million. This included repurchases of $176 million in common stock and $114 million in cash dividends paid to stockholders, offset by the excess tax benefits from stock-based compensation of $2 million.
As of December 31, 2018, the Company is authorized to repurchase, from time to time, up to 6.7 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the years ended December 31, 2018, 2017 and 2016, the Company repurchased approximately 5.6 million shares, 4.0 million shares and 4.0 million shares of common stock on the open market for a total cost of $351 million, $197 million and $164 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the years ended December 31, 2018, 2017 and 2016, such repurchases totaled approximately 0.2 million shares, 0.4 million shares and 0.4 million shares at a cost of $14 million, $20 million and $15 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital at December 31, 2018, included $277 million in cash and cash equivalents. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
On February 12, 2019, the Company announced a quarterly dividend of $.31 per share to be paid to all shareholders of record on February 25, 2019. The dividend will be paid on March 15, 2019.

The Company’s cash flows generated from operations are also the primary source for funding various contractual obligations. The table below summarizes the Company’s major commitments as of December 31, 2018 (in thousands):

	Payments due by period
Contractual Obligations	2019	2020 and 2021	2022 and 2023	Thereafter	Total
Long-term debt obligations	$252	$505	$—	$—	$757
Operating lease obligations	88,231	143,363	84,834	52,993	369,421
Purchase obligations	57,347	52,553	4,074	9,621	123,595
Other liabilities	1,538	1,150	813	6,767	10,268
Total	$147,368	$197,571	$89,721	$69,381	$504,041
Long-term debt obligations consist of promissory notes and related interest as well as other forms of indebtedness issued in connection with certain acquisitions and other payment obligations. Operating lease obligations consist of minimum rental commitments for 2019 and thereafter under non-cancelable leases in effect at December 31, 2018. Purchase obligations consist of purchase commitments primarily related to telecom service agreements, software subscriptions, and computer hardware and software maintenance agreements. Other liabilities consist of asset retirement and deferred compensation obligations.
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
For the year ended December 31, 2018, approximately 24% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, and Australian dollar have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.
During 2018, the U.S. dollar fluctuated, but generally weakened, against the primary currencies in which the Company conducts business, compared to one year ago. Currency exchange rates had the effect of increasing reported net service revenues by $27 million, or 0.5%, in 2018 compared to prior year. The general weakening of the U.S. dollar also affected the reported level of expenses incurred in the Company’s foreign operations. Because substantially all of the Company’s foreign operations generated revenues and incurred expenses within the same country and currency, the effect of higher reported revenues is largely offset by the increase in reported operating expenses. Reported net income was $2.5 million, or 0.9%, higher in the year ended December 31, 2018, compared to prior year due to the effect of currency exchange rates.
For the month ended January 31, 2019, the U.S. dollar weakened against the Euro, British pound, Canadian dollar, and Australian dollar. If currency exchange rates were to remain at January 2019 levels throughout 2019, the Company’s 2019 full-year reported revenues would be impacted favorably, mostly offset by an unfavorable impact to operating expenses. Thus, the impact to reported net income would likely be immaterial.
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

Item 8. Financial Statements and Supplementary Data
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share amounts)

	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$276,579	$294,753
Accounts receivable, less allowances of $27,678 and $33,181	794,446	732,405
Other current assets	402,585	404,711
Total current assets	1,473,610	1,431,869
Goodwill	209,958	210,885
Other intangible assets, net	3,149	4,946
Property and equipment, net	125,176	144,887
Noncurrent deferred income taxes	91,204	74,867
Total assets	$1,903,097	$1,867,454
LIABILITIES
Accounts payable and accrued expenses	$168,031	$126,937
Accrued payroll and benefit costs	638,769	612,899
Income taxes payable	12,536	7,877
Current portion of notes payable and other indebtedness	200	183
Total current liabilities	819,536	747,896
Notes payable and other indebtedness, less current portion	457	657
Other liabilities	19,906	13,636
Total liabilities	839,899	762,189
Commitments and Contingencies (Note J)
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 119,078,491 and 124,261,458 shares	119	124
Capital surplus	1,079,188	1,064,601
Accumulated other comprehensive (loss) income	(16,109)	3,507
Retained earnings	—	37,033
Total stockholders’ equity	1,063,198	1,105,265
Total liabilities and stockholders’ equity	$1,903,097	$1,867,454

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Net service revenues	$5,800,271	$5,266,789	$5,250,399
Direct costs of services, consisting of payroll, payroll taxes, benefit costs and reimbursable expenses	3,390,257	3,102,977	3,089,723
Gross margin	2,410,014	2,163,812	2,160,676
Selling, general and administrative expenses	1,821,089	1,646,532	1,606,217
Amortization of intangible assets	1,705	1,563	1,237
Interest income, net	(4,382)	(1,799)	(888)
Income before income taxes	591,602	517,516	554,110
Provision for income taxes	157,314	226,932	210,721
Net income	$434,288	$290,584	$343,389
Net income per share :
Basic	$3.60	$2.34	$2.68
Diluted	$3.57	$2.33	$2.67
Shares:
Basic	120,513	124,152	127,991
Diluted	121,602	124,892	128,766
Cash dividends declared per share	$1.12	$.96	$.88

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2018	2017	2016
COMPREHENSIVE INCOME:
Net income	$434,288	$290,584	$343,389
Foreign currency translation adjustments, net of tax	(19,616)	24,009	(10,208)
Total comprehensive income	$414,672	$314,593	$333,181

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
COMMON STOCK—SHARES:
Balance at beginning of period	124,261	127,797	131,156
Net issuances of restricted stock	666	918	1,039
Repurchases of common stock	(5,849)	(4,454)	(4,405)
Exercises of stock options	—	—	7
Balance at end of period	119,078	124,261	127,797
COMMON STOCK—PAR VALUE:
Balance at beginning of period	$124	$128	$131
Net issuances of restricted stock	1	1	1
Repurchases of common stock	(6)	(5)	(4)
Exercises of stock options	—	—	—
Balance at end of period	$119	$124	$128
CAPITAL SURPLUS:
Balance at beginning of period	$1,064,601	$1,022,411	$979,477
Net issuances of restricted stock at par value	(1)	(1)	(1)
Cash dividends ($1.12 per share)	(30,365)	—	—
Stock-based compensation expense	44,953	42,191	42,699
Exercises of stock options—excess over par value	—	—	223
Tax impact of equity incentive plans	—	—	13
Balance at end of period	$1,079,188	$1,064,601	$1,022,411
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:
Balance at beginning of period	$3,507	$(20,502)	$(10,294)
Foreign currency translation adjustments, net of tax	(19,616)	24,009	(10,208)
Balance at end of period	$(16,109)	$3,507	$(20,502)
RETAINED EARNINGS:
Balance at beginning of period	$37,033	$84,562	$34,467
Net income	434,288	290,584	343,389
Repurchases of common stock—excess over par value	(364,862)	(217,031)	(178,780)
Cash dividends ($1.12 per share, $.96 per share and $.88 per share)	(106,459)	(121,082)	(114,514)
Balance at end of period	$—	$37,033	$84,562

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$434,288	$290,584	$343,389
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,705	1,563	1,237
Depreciation expense	64,244	63,930	63,078
Stock-based compensation expense—restricted stock and stock units	44,953	42,191	42,699
Excess tax benefits from stock-based compensation	—	—	(1,822)
Deferred income taxes	(15,885)	44,091	(1,868)
Provision for doubtful accounts	11,914	8,022	9,192
Changes in assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(86,217)	(17,039)	(15,888)
Increase in accounts payable, accrued expenses, accrued payroll and benefit costs	89,715	47,832	19,726
Increase (decrease) in income taxes payable, net	28,900	(9,655)	(8,246)
Change in other assets, net of change in other liabilities	(1,295)	(18,528)	(9,416)
Net cash flows provided by operating activities	572,322	452,991	442,081
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	—	(1,160)	(2,200)
Capital expenditures	(42,484)	(40,753)	(82,956)
Payments to trusts for employee deferred compensation plans	(46,025)	(36,584)	(27,079)
Net cash flows used in investing activities	(88,509)	(78,497)	(112,235)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(353,509)	(231,724)	(176,031)
Cash dividends paid	(136,423)	(121,000)	(114,164)
Decrease in notes payable and other indebtedness	(183)	(167)	(154)
Excess tax benefits from stock-based compensation	—	—	1,822
Proceeds from exercises of stock options	—	—	223
Net cash flows used in financing activities	(490,115)	(352,891)	(288,304)
Effect of exchange rate changes on cash and cash equivalents	(11,872)	12,949	(5,918)
Net (decrease) increase in cash and cash equivalents	(18,174)	34,552	35,624
Cash and cash equivalents at beginning of period	294,753	260,201	224,577
Cash and cash equivalents at end of period	$276,579	$294,753	$260,201

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$233	$278	$266
Income taxes, net of refunds	$137,147	$190,954	$219,415
Non-cash items:
Stock repurchases awaiting settlement	$11,359	$—	$14,688

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
Use of Estimates.    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates also include allowances for uncollectible accounts receivable, sales adjustments and allowances, workers’ compensation losses, income and other taxes, and assumptions used in the Company's goodwill impairment assessment and in the valuation of stock grants subject to market conditions. Actual results and outcomes may differ from management's estimates and assumptions.
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
Advertising Costs.    The Company expenses all advertising costs as incurred. Advertising costs for the years ended December 31, 2018, 2017 and 2016, are reflected in the following table (in thousands):

	Years Ended December 31,
	2018	2017	2016
Advertising Costs	$52,499	$49,433	$47,312
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
Accounts Receivable Allowances.    The Company maintains allowances for estimated losses resulting from (i) the inability of its customers to make required payments and (ii) sales adjustments. The Company establishes these allowances based on its review of customers’ credit profiles, historical loss statistics and current trends. The adequacy of these allowances is reviewed each reporting period. Historically, the Company’s actual losses have been consistent with these allowances.
Goodwill and Intangible Assets.    Goodwill and intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment assessment as of June 30 in each of the three years ended December 31, 2018, and determined that no adjustment to the carrying value of goodwill was required. There were no events or changes in circumstances during the six months ended December 31, 2018 that caused the Company to perform an interim impairment assessment.
Income Taxes.    The Company’s operations are subject to U.S. federal, state and local, and foreign income taxes. In establishing its deferred income tax assets and liabilities and its provision for income taxes, the Company makes judgments and interpretations based on the enacted tax laws that are applicable to its operations in various jurisdictions. Deferred tax assets and liabilities are measured and recorded using current enacted tax rates, which the Company expects will apply to taxable income in the years in which those temporary differences are recovered or settled. The likelihood of a material change in the Company’s expected realization of its deferred tax assets is dependent on future taxable income and the effectiveness of its tax planning strategies in the various relevant jurisdictions.

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (“TCJA”) into law. Effective January 1, 2018, among other changes, TCJA reduced the federal corporate tax rate to 21 percent, provided for a deemed repatriation and taxation at reduced rates of certain foreign earnings, and established new mechanisms to tax certain foreign earnings going forward. Similar to other large multinational companies, TCJA has wide ranging implications for the Company.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company completed its TCJA analysis and recorded its final adjustments, which were not material, in the fourth quarter of 2018.
The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. Valuation allowances of $23.1 million and $20.2 million were recorded as of December 31, 2018 and 2017, respectively. The valuation allowances recorded related primarily to net operating losses in certain foreign operations. If such losses are ultimately utilized to offset future operating income, the Company will recognize a tax benefit up to the full amount of the valuation reserve.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Internal-use Software.    The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer software within property and equipment. Internal-use software development costs capitalized for the years ended December 31, 2018, 2017 and 2016, are reflected in the following table (in thousands):

	Years Ended December 31,
	2018	2017	2016
Internal-use software development costs	$3,287	$9,030	$33,753

Note B—New Accounting Pronouncements
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

The Company adopted the new guidance, using the modified retrospective method applied to all contracts not completed as of January 1, 2018, and since the adoption of the new guidance was not material, no adjustment was made to opening retained earnings. The Company also had no significant changes to systems, processes, or controls. The adoption of the guidance did not have a material impact on the Company’s income statement. In accordance with the new guidance, the Company reclassified certain allowances that are now reflected as liabilities. The impact to the Company’s balance sheet is as follows (in thousands):

	December 31, 2018
	As Reported	Balances Without Adoption of Revenue Guidance	Effect of Change Higher (Lower)
Assets
Accounts receivable, net	$794,446	$783,776	$10,670

Liabilities
Accounts payable and accrued expenses	$168,031	$157,361	$10,670
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
Recently Issued Accounting Pronouncements Not Yet Adopted
Lease Accounting. In February 2016, the FASB issued authoritative guidance which changes financial reporting as it relates to leasing transactions. Under the new guidance, lessees will be required to recognize a lease liability, measured on a discounted basis; and a right-of-use asset, for the lease term. Lessees and lessors may elect to apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements; or they may elect to apply the provisions of the guidance, using a prospective approach, beginning at the adoption date and recognize a cumulative effect adjustment to opening retained earnings in the period of adoption. The new standard was effective for the Company beginning January 1, 2019, and the Company implemented the new standard using a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

prospective approach. Upon adoption, the Company elected the package of practical expedients available under the new standard, which allowed the Company to forgo a reassessment of (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) the initial direct costs for any existing leases. The Company adopted this guidance as of January 1, 2019, using the transition method that allowed it to initially apply the guidance as of January 1, 2019, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This adjustment to the opening balance of retained earnings was not material. In addition to certain changes to its systems and processes, the estimated impact of the adoption of this guidance included the recognition of $270 million to $290 million of lease liabilities and right of use assets on the Company’s Consolidated Statement of Financial Position, offset by approximately $30 million of accrued rent, which reduced the right-of-use assets.

Current Expected Credit Losses Model. In June 2016, the FASB issued authoritative guidance amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.
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

Cloud Computing. In August 2018, the FASB issued authoritative guidance which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Entities are required to present the expense related to capitalized implementation costs in the same line item in the statement of operations as the fees associated with the hosting elements of the arrangement and classify the payments for the capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. Entities are also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment of the fees of the associated hosting arrangement would be presented. The new guidance is effective for the Company for annual and interim periods beginning after December 15, 2019, although early adoption is permitted. The Company has adopted the new guidance as of January 1, 2019, and the impact of adoption was not material to its financial statements.

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

Net service revenues, as presented on the Consolidated Statements of Operations, represent services rendered to customers less variable consideration, such as sales adjustments and allowances. Reimbursements, including those related to travel and out-of-pocket expenses, are recorded on a gross basis and included in net service revenues, with equivalent amounts of reimbursable expenses included in direct costs of services.

Temporary and consultant staffing revenues. Temporary and consultant staffing revenues from contracts with customers are recognized in the amount to which the Company has a right to invoice, when the services are rendered by the Company’s temporary employees.

The Company records temporary and consultant staffing revenue on a gross basis as a principal versus on a net basis as an agent in the presentation of revenues and expenses. The Company has concluded that gross reporting is appropriate because the Company (i) has the risk of identifying and hiring qualified employees, (ii) has the discretion to select the employees and establish their price and duties and (iii) bears the risk for services that are not fully paid for by customers. Fees paid to Time

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Management or Vendor Management service providers selected by clients are recorded as a reduction of revenues, as the Company is not the primary obligor with respect to those services. The substantial majority of employees placed on temporary assignment by the Company are the Company’s legal employees while they are working on assignments. The Company pays all related costs of employment, including workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company assumes the risk of acceptability of its employees to its customers.

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

Risk consulting and internal audit services revenues. Risk consulting and internal audit services generally contain one or more performance obligation(s) which are satisfied over a period of time. Revenues are recognized over time as the performance obligations are satisfied, because the services provided do not have any alternative use to the Company, and contracts generally include language giving the Company an enforceable right to payment for services provided to date. Revenue is measured using cost incurred relative to total estimated cost for the engagement to measure progress towards satisfying the Company’s performance obligations. Cost incurred represents work performed and thereby best depicts the transfer of control to the customer.

The following table presents the Company’s revenues disaggregated by line of business (in thousands):

	Years Ended December 31,
	2018	2017	2016
Accountemps	$1,915,054	$1,765,666	$1,786,276
OfficeTeam	1,063,238	984,873	972,414
Robert Half Technology	682,889	629,278	659,844
Robert Half Management Resources	669,385	631,225	608,243
Temporary and consulting staffing	4,330,566	4,011,042	4,026,777
Permanent placement staffing	511,989	439,214	419,314
Risk consulting and internal audit services	957,716	816,533	804,308
Net service revenues	$5,800,271	$5,266,789	$5,250,399

Payment terms in our contracts vary by the type and location of our customer and the services offered. The term between invoicing and when payment is due is not significant.

Contracts with multiple performance obligations are recognized as performance obligations are delivered, and contract value is allocated based on relative stand-alone selling values of the services and products in the arrangement. As of December 31, 2018, aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year was $58.8 million. Of this amount, $54.9 million is expected to be recognized within the next twelve months. There were no revenues recognized in the twelve months ended December 31, 2018, related to performance obligations satisfied or partially satisfied in previous periods.

Contract assets are recorded when services are performed in advance of the Company’s unconditional right to payment. Contract assets as of January 1, 2018 and December 31, 2018, were not material.

Contract liabilities are recorded when cash payments are received or due in advance of performance and are reflected in Accounts payable and accrued expenses on the Consolidated Statements of Financial Position. The following table sets forth

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the activity in contract liabilities from January 1, 2018 through December 31, 2018 (in thousands):

December 31,
2018
Balance at beginning of period	$9,003
Payments in advance of satisfaction of performance obligations	12,170
Revenue recognized	(10,542)
Other, including translation adjustments	2,366
Balance at end of period	$12,997

Note D—Other Current Assets
Other current assets consisted of the following (in thousands):

	December 31,
	2018	2017
Deposits in trusts for employee deferred compensation plans	$311,708	$292,326
Other	90,877	112,385
Other current assets	$402,585	$404,711

Note E—Goodwill
The following table sets forth the activity in goodwill from December 31, 2016, through December 31, 2018 (in thousands):

	Goodwill
	Temporary and consultant staffing	Permanent placement staffing	Risk consulting and internal audit services	Total
Balance as of December 31, 2016	$133,875	$26,015	$49,903	$209,793
Foreign currency translation adjustments	613	144	335	1,092
Balance as of December 31, 2017	$134,488	$26,159	$50,238	$210,885
Foreign currency translation adjustments	(421)	(101)	(405)	(927)
Balance as of December 31, 2018	$134,067	$26,058	$49,833	$209,958

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note F—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	December 31,
	2018	2017
Computer hardware	$177,237	$171,515
Computer software	378,734	376,761
Furniture and equipment	107,421	102,424
Leasehold improvements	160,521	148,764
Other	10,319	9,907
Property and equipment, cost	834,232	809,371
Accumulated depreciation	(709,056)	(664,484)
Property and equipment, net	$125,176	$144,887

Note G—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	December 31,
	2018	2017
Payroll and benefits	$263,072	$256,804
Employee deferred compensation plans	333,528	312,429
Workers’ compensation	18,251	17,092
Payroll taxes	23,918	26,574
Accrued payroll and benefit costs	$638,769	$612,899
Included in employee deferred compensation plans is the following (in thousands):

	December 31,
	2018	2017
Deferred compensation plan and other benefits related to the Company’s Chief Executive Officer	$89,212	$86,145

Note H—Notes Payable and Other Indebtedness
The Company issued promissory notes as well as other forms of indebtedness in connection with certain acquisitions and other payment obligations. These notes are due in varying installments and, in aggregate, amounted to $0.7 million at December 31, 2018, and $0.8 million at December 31, 2017. At December 31, 2018, $0.7 million of the notes were collateralized by a standby letter of credit. The following table shows the schedule of maturities for notes payable and other indebtedness at December 31, 2018 (in thousands):

2019	$200
2020	218
2021	239
2022	—
2023	—
$657
At December 31, 2018, the notes carried fixed rates and the weighted average interest rate for the above was 9.0% for each of the years ended December 31, 2018, 2017 and 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has an uncommitted letter of credit facility (the “facility”) of up to $35.0 million, which is available to cover the issuance of debt support standby letters of credit. The Company had used $14.4 million in debt support standby letters of credit as of December 31, 2018, and $17.4 million as of December 31, 2017. Of the debt support standby letters of credit outstanding, $13.7 million as of December 31, 2018, and $16.6 million as of December 31, 2017, satisfies workers’ compensation insurer’s collateral requirements. There is a service fee of 1.125% on the used portion of the facility. The facility is subject to certain financial covenants and expires on August 31, 2019. The Company was in compliance with these covenants as of December 31, 2018. The Company intends to renew this facility prior to its August 31, 2019 expiration.
Note I—Income Taxes
The provision (benefit) for income taxes for the years ended December 31, 2018, 2017 and 2016, consisted of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current:
Federal	$99,830	$133,097	$156,937
State	38,356	24,944	34,927
Foreign	35,007	27,079	20,725
Deferred:
Federal and state	(15,849)	41,717	(3,785)
Foreign	(30)	95	1,917
	$157,314	$226,932	$210,721
Income before the provision for income taxes for the years ended December 31, 2018, 2017 and 2016, consisted of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Domestic	$485,489	$445,418	$494,890
Foreign	106,113	72,098	59,220
	$591,602	$517,516	$554,110
The income taxes shown above varied from the statutory federal income tax rates for these periods as follows:

	Years Ended December 31,
	2018	2017	2016
Federal U.S. income tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.7	3.7	4.2
Permanent book/tax differences	0.6	0.4	0.5
Non-U.S. income taxed at different rates, net of foreign tax credits	2.0	—	(0.6)
Federal tax credits	(1.7)	(1.3)	(0.8)
Tax impact of uncertain tax positions	0.8	0.2	—
Valuation allowance release, net	—	—	(0.1)
Tax effects of TCJA	0.4	6.5	—
Other, net	(1.2)	(0.6)	(0.2)
Effective tax rate	26.6%	43.9%	38.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The deferred portion of the tax (benefit) provision consisted of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Accrued expenses, deducted for tax when paid	$(21,884)	$15,213	$(6,889)
Capitalized costs for books, deducted for tax	(4,832)	(5,790)	5,901
Depreciation	10,071	(4,079)	(2,405)
Tax effects of TCJA	—	34,633	—
Other, net	766	1,835	1,525
	$(15,879)	$41,812	$(1,868)
The components of the deferred income tax amounts at December 31, 2018 and 2017, were as follows (in thousands):

	December 31,
	2018	2017
Deferred Income Tax Assets
Deferred compensation and other benefit obligations	$87,513	$68,101
Credits and net operating loss carryforwards	31,169	30,087
Stock-based compensation	9,535	8,614
Provision for bad debts	7,891	6,794
Workers’ compensation	3,580	3,127
Other	14,959	13,343
Total deferred income tax assets	154,647	130,066
Deferred Income Tax Liabilities
Amortization of intangible assets	(21,210)	(20,220)
Property and equipment basis differences	(9,761)	(4,421)
Other	(10,319)	(10,847)
Total deferred income tax liabilities	(41,290)	(35,488)
Valuation allowance	(23,072)	(20,178)
Total deferred income tax assets, net	$90,285	$74,400
Credits and net operating loss carryforwards primarily include net operating losses in foreign countries of $27.7 million that expire in 2019 and later; and California enterprise zone tax credits of $2.9 million that expire in 2023. Of the $2.9 million of California enterprise zone tax credits, the Company expects that it will utilize $1.2 million of these credits prior to expiration. Valuation allowances of $21.4 million have been maintained against net operating loss carryforwards and other deferred items in foreign countries. In addition, a valuation allowance of $1.7 million has been maintained against California enterprise zone tax credits.
As of December 31, 2018, the Company’s consolidated financial statements provide for any related U.S. tax liability on earnings of foreign subsidiaries that may be repatriated, aside from undistributed earnings of certain of the Company’s foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the United States.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reconciles the total amounts of gross unrecognized tax benefits from January 1, 2016 to December 31, 2018 (in thousands):

	December 31,
	2018	2017	2016
Balance at beginning of period	$2,886	$731	$814
Gross increases—tax positions in prior years	3,259	1,503	92
Gross decreases—tax positions in prior years	(8)	(257)	—
Gross increases—tax positions in current year	2,284	956	114
Settlements	—	(40)	—
Lapse of statute of limitations	(3)	(7)	(289)
Balance at end of period	$8,418	$2,886	$731
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $8.3 million, $2.8 million and $0.5 million for 2018, 2017 and 2016, respectively.
The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The total amount of interest and penalties accrued as of December 31, 2018 is $0.3 million, including a $0.2 million increase recorded in income tax expense during the year. The total amount of interest and penalties accrued as of December 31, 2017 was $0.1 million. The total amount of interest and penalties accrued as of December 31, 2016, was $0.1 million, including a $0.1 million reduction recorded in income tax expense during the year.
The Company believes it is reasonably possible that the settlement of certain tax uncertainties could occur within the next twelve months; accordingly, $0.1 million of the unrecognized gross tax benefit has been classified as a current liability as of December 31, 2018. This amount primarily represents unrecognized tax benefits composed of items related to assessed state income tax audits and negotiations.
The Company’s major income tax jurisdictions are the United States, Australia, Belgium, Canada, France, Germany and the United Kingdom. For U.S. federal income tax, the Company remains subject to examination for 2015 and subsequent years. For major U.S. states, with few exceptions, the Company remains subject to examination for 2014 and subsequent years. Generally, for the foreign countries, the Company remains subject to examination for 2011 and subsequent years.
Note J—Commitments and Contingencies
Rental expense, primarily for office premises, amounted to $89.4 million, $87.5 million and $87.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. The approximate minimum rental commitments for 2019 and thereafter under non-cancelable leases in effect at December 31, 2018 were as follows (in thousands):

2019	$88,231
2020	81,252
2021	62,111
2022	47,268
2023	37,566
Thereafter	52,993
$369,421
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Note K—Stockholders’ Equity
Stock Repurchase Program.    As of December 31, 2018, the Company is authorized to repurchase, from time to time, up to 6.7 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the years ended December 31, 2018, 2017 and 2016, are reflected in the following table (in thousands):

	Years Ended December 31,
	2018	2017	2016
Common stock repurchased (in shares)	5,614	4,046	4,046
Common stock repurchased	$351,194	$196,645	$163,614
Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. The number and the cost of employee stock plan repurchases made during the years ended December 31, 2018, 2017 and 2016, are reflected in the following table (in thousands):

	Years Ended December 31,
	2018	2017	2016
Repurchases related to employee stock plans (in shares)	235	408	359
Repurchases related to employee stock plans	$13,674	$20,391	$15,170
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for each of the three years ended December 31, 2018, 2017 and 2016 (consisting of stock option exercises and the purchase of shares for the treasury) is presented in the Consolidated Statements of Stockholders’ Equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Dividends. The Company’s Board of Directors may at their discretion declare and pay dividends upon the shares of the Company’s stock either out of the Company’s retained earnings or capital surplus. The cash dividends declared during the years ended December 31, 2018, 2017 and 2016, are reflected in the following table:

	Years Ended December 31,
	2018	2017	2016
Cash dividends declared per share	$1.12	$.96	$.88
Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus. As a result, the Company had no retained earnings as of December 31, 2018.
Note L—Stock Plans
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
During the year ended December 31, 2018, the Company granted performance shares to its executives in the form of restricted stock. The shares granted contain (1) a performance condition based on earnings per share, and (2) a performance condition based on Return on Invested Capital (“ROIC”). The ROIC performance condition measures the Company’s performance against a peer group. Shares will be delivered at the end of the three year vesting and ROIC performance period based on the Company’s actual performance compared to the peer group. Actual shares earned will range from seventy-five percent (75%) to one hundred twenty-five percent (125%) of the target award after any adjustment made for the EPS performance condition.
Stock-based compensation expense consisted of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Restricted stock and stock units - expense	$44,953	$42,191	$42,699
Unrecognized compensation cost is expected to be recognized over the next four years. Total unrecognized compensation cost, net of estimated forfeitures, consisted of the following (in thousands):

	December 31,
	2018	2017	2016
Restricted stock and stock units - unrecognized future costs	$65,557	$62,730	$60,481

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects activity under all stock plans from December 31, 2015 through December 31, 2018, and the weighted average exercise prices (in thousands, except per share amounts):

	Restricted Stock Plans without Market-Condition		Restricted Stock Plans with Market-Condition		Stock Option Plans
	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/ Units	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2015	1,052	$46.88	992	$52.89	12	$32.36
Granted	772	$38.47	358	$45.93	—	—
Exercised	—	—	—	—	(7)	$32.36
Restrictions lapsed	(545)	$42.42	(364)	$43.04	—	—
Forfeited	(36)	$41.28	(36)	$43.04	(5)	$32.36
Outstanding, December 31, 2016	1,243	$43.78	950	$54.42	—	—
Granted	904	$47.86	50	$50.09	—	—
Restrictions lapsed	(616)	$44.09	(384)	$50.09	—	—
Forfeited	(41)	$43.68	—	—	—	—
Outstanding, December 31, 2017	1,490	$46.13	616	$56.76	—	—
Granted	811	$57.04	—	—	—	—
Restrictions lapsed	(568)	$47.62	(129)	$71.86	—	—
Forfeited	(40)	$49.10	(129)	$71.86	—	—
Outstanding, December 31, 2018	1,693	$50.78	358	$45.93	—	—
The total pre-tax intrinsic value of stock options exercised and the total fair value of shares vested during the years ended December 31, 2018, 2017 and 2016, are reflected in the following table (in thousands):

	Years Ended December 31,
	2018	2017	2016
Total pre-tax intrinsic value of stock options exercised	$—	$—	$52
Total fair value of shares vested	$40,583	$50,385	$39,302
At December 31, 2018, the total number of available shares to grant under the plans (consisting of either restricted stock, stock units, stock appreciation rights or options to purchase common stock) was approximately 3.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note M—Net Income Per Share
The calculation of net income per share for the three years ended December 31, 2018 is reflected in the following table (in thousands, except per share amounts):

	Years Ended December 31,
	2018	2017	2016

Net income	$434,288	$290,584	$343,389
Basic:
Weighted average shares	120,513	124,152	127,991
Diluted:
Weighted average shares	120,513	124,152	127,991
Dilutive effect of potential common shares	1,089	740	775
Diluted weighted average shares	121,602	124,892	128,766
Net income per share:
Basic	$3.60	$2.34	$2.68
Diluted	$3.57	$2.33	$2.67
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
Note N—Business Segments
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net service revenues
Temporary and consultant staffing	$4,330,566	$4,011,042	$4,026,777
Permanent placement staffing	511,989	439,214	419,314
Risk consulting and internal audit services	957,716	816,533	804,308
	$5,800,271	$5,266,789	$5,250,399
Operating income
Temporary and consultant staffing	$404,800	$355,700	$393,704
Permanent placement staffing	90,801	77,673	80,001
Risk consulting and internal audit services	93,324	83,907	80,754
	588,925	517,280	554,459
Amortization of intangible assets	1,705	1,563	1,237
Interest income, net	(4,382)	(1,799)	(888)
Income before income taxes	$591,602	$517,516	$554,110
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
The Company operates internationally, with operations in North America, South America, Europe, Asia and Australia. The following tables represent revenues and long-lived assets by geographic location (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net service revenues (a)
Domestic	$4,433,767	$4,121,701	$4,220,477
Foreign (b)	1,366,504	1,145,088	1,029,922
	$5,800,271	$5,266,789	$5,250,399

	December 31,
	2018	2017	2016
Assets, long-lived
Domestic	$96,169	$113,069	$136,434
Foreign	29,007	31,818	25,075
	$125,176	$144,887	$161,509

(a) There were no customers that accounted for more than 10% of the Company’s total net revenue in any year presented.
(b) No individual country represented more than 10% of revenues in any year presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note O—Quarterly Financial Data (Unaudited)
The following tabulation shows certain quarterly financial data for 2018 and 2017 (in thousands, except per share amounts):

	Quarter
2018	1	2	3	4
Net service revenues	$1,395,333	$1,457,054	$1,466,226	$1,481,658
Gross margin	$572,366	$607,118	$610,468	$620,062
Income before income taxes	$134,639	$150,075	$151,905	$154,983
Net income	$96,167	$109,315	$115,242	$113,564
Basic net income per share	$.79	$.90	$.96	$.96
Diluted net income per share	$.78	$.89	$.95	$.95

	Quarter
2017	1	2	3	4
Net service revenues	$1,287,370	$1,308,428	$1,324,709	$1,346,282
Gross margin	$525,828	$538,438	$546,400	$553,146
Income before income taxes	$125,501	$130,707	$132,270	$129,038
Net income	$78,521	$80,316	$84,700	$47,047
Basic net income per share	$.63	$.64	$.69	$.38
Diluted net income per share	$.62	$.64	$.68	$.38

Note P—Subsequent Events
On February 12, 2019, the Company announced the following:

Quarterly dividend per share	$.31
Declaration date	February 12, 2019
Record date	February 25, 2019
Payment date	March 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Robert Half International Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedule listed in the index appearing under Item 15(a)(2), of Robert Half International Inc. and its subsidiaries (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 15, 2019

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
Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Item 9B. Other Information
None.

PART III
Except as provided below in this Part III, the information required by Items 10 through 14 of Part III is incorporated by reference from Item 1 of this Report and from the registrant’s Proxy Statement, under the captions “Nomination and Election of Directors,” “Beneficial Stock Ownership,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Corporate Governance,” “The Board and Committees” and “Independent Registered Public Accounting Firm” which Proxy Statement will be mailed to stockholders in connection with the registrant’s annual meeting of stockholders which is scheduled to be held in May 2019.
PART IV
Item 15.   Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Page(s)
Consolidated statements of financial position at December 31, 2018 and 2017	23
Consolidated statements of operations for the years ended December 31, 2018, 2017, and 2016	24
Consolidated statements of comprehensive income for the years ended December 31, 2018, 2017, and 2016	25
Consolidated statements of stockholders’ equity for the years ended December 31, 2018, 2017, and 2016	26
Consolidated statements of cash flows for the years ended December 31, 2018, 2017, and 2016	27
Notes to consolidated financial statements	28-44
Report of independent registered public accounting firm	45-46
Selected quarterly financial data for the years ended December 31, 2018 and 2017 are set forth in Note O—Quarterly Financial Data (Unaudited) included in Item 8 of this report.	44
2. Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017, and 2016	53
Schedules I, III, IV and V have been omitted as they are not applicable.

3. Exhibits

Exhibit No.	Exhibit
3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

3.2	Amended and Restated By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

*10.1	Form of Power of Attorney and Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.
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

*10.10	Senior Executive Retirement Plan, incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Exhibit No.	Exhibit
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

ROBERT HALF INTERNATIONAL INC. (Registrant)

Date: February 15, 2019	By:	/s/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 15, 2019	By:	/s/ HAROLD M. MESSMER, JR.
Harold M. Messmer, Jr. Chairman of the Board, Chief Executive Officer, and a Director (Principal Executive Officer)

Date: February 15, 2019	By:	/s/ Dirk A. Kempthorne
Dirk A. Kempthorne, Director

Date: February 15, 2019	By:	/s/ MARC H. MORIAL
Marc H. Morial, Director

Date: February 15, 2019	By:	/s/ BARBARA J. NOVOGRADAC
Barbara J. Novogradac, Director

Date: February 15, 2019	By:	/s/ ROBERT J. PACE
Robert J. Pace, Director

Date: February 15, 2019	By:	/s/ FREDERICK A. RICHMAN
Frederick A. Richman, Director

Date: February 15, 2019	By:	/s/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President, Chief Financial Officer and a Director (Principal Financial Officer)

Date: February 15, 2019	By:	/s/ MICHAEL C. BUCKLEY
Michael C. Buckley Executive Vice President and Treasurer (Principal Accounting Officer)

Schedule II—Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period		Charged to Expenses	Deductions	Translation Adjustments	Balance at End of Period
Year Ended December 31, 2016
Allowance for doubtful accounts receivable	$35,087		9,192	(9,907)	(1,239)	$33,133
Deferred tax valuation allowance	$26,329		2,160	(9,517)	(65)	$18,907
Year Ended December 31, 2017
Allowance for doubtful accounts receivable	$33,133		8,022	(8,751)	777	$33,181
Deferred tax valuation allowance	$18,907		1,411	(1,275)	1,135	$20,178
Year Ended December 31, 2018
Allowance for doubtful accounts receivable	$23,682	(a)	11,914	(8,690)	772	$27,678
Deferred tax valuation allowance	$20,178		5,683	(2,599)	(190)	$23,072

(a)
In accordance with its adoption of ASC 606 Revenue from Contracts with Customers, on January 1, 2018, the Company reclassified certain allowances that are now reflected as liabilities in the amount of $9.5 million.