Form 10-Q
period 2019-03-31
HALF ROBERT INTERNATIONAL INC /DE/
filed 2019-05-06
CIK 315213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 FORM 10-Q
______________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2019:
118,557,548 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share amounts)

March 31, 2019	December 31, 2018

ASSETS
Cash and cash equivalents	$269,645	$276,579
Accounts receivable, less allowances of $26,501 and $27,678	826,366	794,446
Other current assets	436,006	402,585
Total current assets	1,532,017	1,473,610
Goodwill	210,127	209,958
Other intangible assets, net	2,773	3,149
Property and equipment, net	125,522	125,176
Right-of-use assets	248,691	—
Noncurrent deferred income taxes	85,477	91,204
Total assets	$2,204,607	$1,903,097
LIABILITIES
Accounts payable and accrued expenses	$131,722	$168,031
Accrued payroll and benefit costs	670,345	638,769
Income taxes payable	27,394	12,536
Current portion of notes payable and other indebtedness	204	200
Current operating lease liabilities	71,065	—
Total current liabilities	900,730	819,536
Notes payable and other indebtedness, less current portion	404	457
Noncurrent operating lease liabilities	205,613	—
Other liabilities	20,831	19,906
Total liabilities	1,127,578	839,899
Commitments and Contingencies (Note H)
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 118,320,896 shares and 119,078,491 shares	118	119
Capital surplus	1,090,432	1,079,188
Accumulated other comprehensive loss	(18,006)	(16,109)
Retained earnings	4,485	—
Total stockholders’ equity	1,077,029	1,063,198
Total liabilities and stockholders’ equity	$2,204,607	$1,903,097

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018

Net service revenues	$1,468,530	$1,395,333
Direct costs of services, consisting of payroll, payroll taxes, benefit costs and reimbursable expenses	860,942	822,967
Gross margin	607,588	572,366
Selling, general and administrative expenses	461,359	437,999
Amortization of intangible assets	342	463
Interest income, net	(1,496)	(735)
Income before income taxes	147,383	134,639
Provision for income taxes	37,585	38,472
Net income	$109,798	$96,167

Net income per share:
Basic	$.94	$.79
Diluted	$.93	$.78

Shares:
Basic	117,068	121,934
Diluted	117,966	122,887
Cash dividends declared per share	$.31	$.28

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2019	2018
COMPREHENSIVE INCOME:
Net income	$109,798	$96,167
Foreign currency translation adjustments, net of tax	(1,897)	5,508
Total comprehensive income	$107,901	$101,675

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
COMMON STOCK—SHARES:
Balance at beginning of period	119,078	124,261
Net issuances of restricted stock	281	514
Repurchases of common stock	(1,038)	(1,212)
Balance at end of period	118,321	123,563
COMMON STOCK—PAR VALUE:
Balance at beginning of period	$119	$124
Net issuances of restricted stock	—	1
Repurchases of common stock	(1)	(1)
Balance at end of period	$118	$124
CAPITAL SURPLUS:
Balance at beginning of period	$1,079,188	$1,064,601
Net issuances of restricted stock at par value	—	(1)
Stock-based compensation expense	11,244	10,556
Balance at end of period	$1,090,432	$1,075,156
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:
Balance at beginning of period	$(16,109)	$3,507
Foreign currency translation adjustments, net of tax	(1,897)	5,508
Balance at end of period	$(18,006)	$9,015
RETAINED EARNINGS:
Balance at beginning of period	$—	$37,033
Net income	109,798	96,167
Repurchases of common stock—excess over par value	(68,315)	(68,488)
Cash dividends ($.31 per share and $.28 per share)	(36,998)	(34,210)
Balance at end of period	$4,485	$30,502

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$109,798	$96,167
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	342	463
Depreciation expense	15,652	16,253
Stock-based compensation expense—restricted stock and stock units	11,244	10,556
Deferred income taxes	5,736	1,695
Provision for doubtful accounts	2,325	1,778
Changes in assets and liabilities:
Increase in accounts receivable	(35,294)	(49,794)
Increase in accounts payable, accrued expenses, accrued payroll and benefit costs	1,398	13,527
Increase in income taxes payable	17,470	27,068
Change in other assets, net of change in other liabilities	(1,592)	(1,495)
Net cash flows provided by operating activities	127,079	116,218
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,670)	(7,965)
Payments to trusts for employee deferred compensation plans	(10,410)	(10,585)
Net cash flows used in investing activities	(23,080)	(18,550)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(72,343)	(68,489)
Cash dividends paid	(37,887)	(34,919)
Payments for notes payable and other indebtedness	(49)	(44)
Net cash flows used in financing activities	(110,279)	(103,452)
Effect of exchange rate changes on cash and cash equivalents	(654)	3,018
Net decrease in cash and cash equivalents	(6,934)	(2,766)
Cash and cash equivalents at beginning of period	276,579	294,753
Cash and cash equivalents at end of period	$269,645	$291,987

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Stock repurchases awaiting settlement	$7,332	$—

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019

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
Basis of Presentation. The unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). The comparative year-end Condensed Consolidated Statement of Financial Position data presented was derived from audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the periods presented have been included. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2018, included in its Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for a full year.
Principles of Consolidation. The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany balances have been eliminated.
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of March 31, 2019, such estimates also include allowances for uncollectible accounts receivable, sales adjustments and allowances, workers’ compensation losses, income and other taxes, and assumptions used in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions. Actual results and outcomes may differ from management's estimates and assumptions.
Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs for the three months ended March 31, 2019 and 2018, are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2019	2018
Advertising costs	$12,837	$13,081

Leases. The Company determines if a contractual arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and noncurrent operating lease liabilities on the Company’s Condensed Consolidated Statement of Financial Position. The Company does not currently have finance leases.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The lease payments included in the present value are fixed lease payments and index-based variable lease payments. As most of the Company’s

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2019

leases do not provide an implicit rate, the Company estimates its collateralized incremental borrowing rate, based on information available at the commencement date, in determining the present value of lease payments. The Company applies the portfolio approach in applying discount rates to its classes of leases. The operating lease ROU assets include any payments made before the commencement date and exclude lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company does not currently have subleases. The Company does not currently have residual value guarantees or restrictive covenants in its leases. The Company has contracts with lease and non-lease components, which are accounted for on a combined basis.
Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Implementation costs incurred in hosting arrangements are capitalized and reported as a component of other current assets. All other internal-use software development costs are capitalized and reported as a component of computer software within property and equipment. Internal-use software development costs capitalized for the three months ended March 31, 2019 and 2018, are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2019	2018
Internal-use software development costs	$5,036	$455

Note B—New Accounting Pronouncements

Recently Adopted Accounting Pronouncements
Lease Accounting. In February 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which changes financial reporting as it relates to leasing transactions. Under the new guidance, lessees are required to recognize a lease liability, measured on a discounted basis; and a right-of-use asset, for the lease term. The Company adopted this guidance as of January 1, 2019, using the transition method that allowed it to initially apply the guidance as of January 1, 2019. The Company elected the package of practical expedients available under the new standard, which allowed the Company to forgo a reassessment of (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) the initial direct costs for any existing leases. The adoption of this guidance had a material impact on the Company’s Condensed Consolidated Statement of Financial Position beginning January 1, 2019. Prior periods were not restated. See Note F for further discussion of leases.

Internal-use Software—Cloud Computing. In August 2018, the FASB issued authoritative guidance which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Entities are required to present the expense related to capitalized implementation costs in the same line item in the statement of operations as the fees associated with the hosting elements of the arrangement and classify the payments for the capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. Entities are also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment of the fees of the associated hosting arrangement would be presented. The new guidance is effective for annual and interim periods beginning after December 15, 2019, although early adoption is permitted. The Company has adopted the new guidance prospectively as of January 1, 2019, and the impact of adoption was not material to its financial statements.

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
March 31, 2019

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

Net service revenues, as presented in the unaudited Condensed Consolidated Statements of Operations, represent services rendered to customers less variable consideration, such as sales adjustments and allowances. Reimbursements, including those related to travel and out-of-pocket expenses, are recorded on a gross basis and included in net service revenues, with equivalent amounts of reimbursable expenses included in direct costs of services.

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2019

The following table presents the Company's revenues disaggregated by line of business (in thousands):

	Three Months Ended March 31,
	2019	2018
Accountemps	$483,473	$471,589
OfficeTeam	252,035	261,152
Robert Half Technology	171,928	160,062
Robert Half Management Resources	177,191	173,485
Temporary and consulting staffing	1,084,627	1,066,288
Permanent placement staffing	131,562	121,400
Risk consulting and internal audit services	252,341	207,645
Net service revenues	$1,468,530	$1,395,333

Payment terms in the Company's contracts vary by the type and location of the Company's customer and the services offered. The term between invoicing and when payment is due is not significant.

Contracts with multiple performance obligations are recognized as performance obligations are delivered, and contract value is allocated based on relative stand-alone selling values of the services and products in the arrangement. As of March 31, 2019, aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year was $84.8 million. Of this amount, $80.4 million is expected to be recognized within the next twelve months.

Contract liabilities are recorded when cash payments are received or due in advance of performance and are reflected in Accounts payable and accrued expenses on the unaudited Condensed Consolidated Statement of Financial Position. The following table sets forth the activity in contract liabilities from December 31, 2018, through March 31, 2019 (in thousands):

Contract Liabilities
Balance as of December 31, 2018	$12,997
Payments in advance of satisfaction of performance obligations	4,604
Revenue recognized	(4,374)
Other, including translation adjustments	(2,423)
Balance as of March 31, 2019	$10,804

Note D—Other Current Assets
Other current assets consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Deposits in trusts for employee deferred compensation plans	$345,844	$311,708
Other	90,162	90,877
Other current assets	$436,006	$402,585

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2019

Note E—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Computer hardware	$180,456	$177,237
Computer software	379,415	378,734
Furniture and equipment	109,060	107,421
Leasehold improvements	161,685	160,521
Other	11,155	10,319
Property and equipment, cost	841,771	834,232
Accumulated depreciation	(716,249)	(709,056)
Property and equipment, net	$125,522	$125,176

Note F—Leases

The Company has operating leases for corporate and field offices, and certain equipment. The Company’s leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year. Operating lease expenses for the 3 months ended March 31, 2019, were $16.6 million.

Supplemental cash flow information related to leases consisted of the following (in thousands):

Three Months Ended March 31, 2019
Cash paid for operating lease liabilities	$16,728
Right-of-use assets obtained in exchange for new operating lease liabilities	$10,517

Supplemental balance sheet information related to leases consisted of the following:

March 31, 2019
Weighted average remaining lease term for operating leases	3.2 years
Weighted average discount rate for operating leases	3.4%

Future minimum lease payments under non-cancellable leases as of March 31, 2019, were as follows (in thousands):

2019 (excluding the three months ended March 31, 2019)	$58,082
2020	71,827
2021	55,609
2022	42,738
2023	35,777
Thereafter	52,794
Less: Imputed interest	(40,149)
Present value of operating lease liabilities (a)	$276,678
(a) Includes current portion of $71.1 million for operating leases.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2019

Note G—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Payroll and benefits	$261,932	$263,072
Employee deferred compensation plans	352,161	333,528
Workers’ compensation	18,847	18,251
Payroll taxes	37,405	23,918
Accrued payroll and benefit costs	$670,345	$638,769

Included in employee deferred compensation plans is the following (in thousands):

	March 31, 2019	December 31, 2018
Deferred compensation plan and other benefits related to the Company’s Chief Executive Officer	$89,434	$89,212

Note H—Commitments and Contingencies
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
March 31, 2019

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
In March 2019, the Company entered into an uncommitted credit facility (the “Credit Agreement”) of up to $100 million. The Company may request borrowings under the Credit Agreement that are denominated in U.S. dollars and each request is subject to approval by the lender. The Company must repay the aggregate principal amount of loans outstanding under the Credit Agreement on the termination date of each borrowing. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the London Interbank Offered Rate plus an applicable margin. There were no borrowings under the Credit Agreement as of March 31, 2019. The Company intends to renew this facility prior to its March 19, 2020 expiration.
Note I—Stockholders' Equity
Stock Repurchase Program. As of March 31, 2019, the Company is authorized to repurchase, from time to time, up to 5.9 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the three months ended March 31, 2019 and 2018, are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2019	2018
Common stock repurchased (in shares)	781	1,065
Common stock repurchased	$51,608	$60,033

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. The number and the cost of repurchases related to employee stock plans made during the three months ended March 31, 2019 and 2018, are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2019	2018
Repurchases related to employee stock plans (in shares)	257	147
Repurchases related to employee stock plans	$16,708	$8,456

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Repurchase activity for the three months ended March 31, 2019 and 2018, (consisting of stock option exercises and the purchase of shares for the treasury) is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.
Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2019

Note J—Net Income Per Share
The calculation of net income per share for the three months ended March 31, 2019 and 2018, is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018

Net income	$109,798	$96,167
Basic:
Weighted average shares	117,068	121,934

Diluted:
Weighted average shares	117,068	121,934
Dilutive effect of potential common shares	898	953
Diluted weighted average shares	117,966	122,887

Net income per share:
Basic	$.94	$.79
Diluted	$.93	$.78

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
The accounting policies of the segments are set forth in Note A—“Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The Company evaluates performance based on income from operations before net interest income, intangible asset amortization expense, and income taxes.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2019

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net service revenues
Temporary and consultant staffing	$1,084,627	$1,066,288
Permanent placement staffing	131,562	121,400
Risk consulting and internal audit services	252,341	207,645
	$1,468,530	$1,395,333
Operating income
Temporary and consultant staffing	$106,018	$96,723
Permanent placement staffing	21,557	22,379
Risk consulting and internal audit services	18,654	15,265
	146,229	134,367
Amortization of intangible assets	342	463
Interest income, net	(1,496)	(735)
Income before income taxes	$147,383	$134,639

Note L—Subsequent Events
On May 2, 2019, the Company announced the following:

Quarterly dividend per share	$.31
Declaration date	May 2, 2019
Record date	May 24, 2019
Payment date	June 14, 2019

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
Executive Overview
Demand for the Company’s temporary and consulting staffing, permanent placement staffing, and risk consulting and internal audit services is largely dependent upon general economic and labor trends both domestically and abroad. Correspondingly, financial results for the first quarter of 2019 were positively impacted by an improving global economy. During the first quarter of 2019, net service revenues were $1.47 billion, an increase of 5% from the prior year. Net income increased 14% to $110 million and diluted net income per share increased 19% to $.93. Persistent tight labor markets globally continue to result in heightened demand for our professional staffing services. All three of the Company's reportable segments experienced solid revenue growth, led by risk consulting and internal audit services which increased 22% for the first quarter of 2019 compared to the first quarter of 2018.
We believe that the Company is well positioned in the current macroeconomic environment. The United States economic backdrop throughout the first quarter of 2019 was conducive to growth for the Company as real gross domestic product (“GDP”) grew 3.2%, while the unemployment rate declined from 3.9% in December 2018 to 3.8% at the end of the first quarter of 2019. In the United States, the number of job openings has exceeded the number of hires since February 2015, creating competition for skilled talent that increases the Company's value to clients. The U.S. labor market remains robust, with significant demand due to talent shortages across our professional disciplines. The number of temporary workers as a percentage of the overall U.S. workforce remains near an all-time high, a sign employers are building flexible staffing options into their human resource plans with increasing frequency.
Protiviti continues to see strong demand for its consulting and internal audit solutions. Protiviti has expanded its service offerings and continues to nurture and grow a loyal client base.
We monitor various economic indicators and business trends in all of the countries in which we operate to anticipate demand for the Company’s services. We evaluate these trends to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends. As such, during the first quarter of 2019, we added headcount in our temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services compared to prior year-end levels.
We have limited visibility into future revenues not only due to the dependence on macroeconomic conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, we typically assess headcount and other investments on at least a quarterly basis. That said, based on current trends and conditions, we expect headcount levels for our full-time staff to be modestly higher for each of our reporting segments through the second quarter of 2019.
Capital expenditures, including $4 million for cloud computing arrangements, for the three months ended March 31, 2019, totaled $17 million, approximately 57% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s future growth opportunities. Capital expenditures for cloud computing arrangements are included in cash flows from operating activities on the Company’s Condensed Consolidated Statements of Cash Flows. Capital expenditures also included amounts spent on tenant improvements and furniture and equipment in the Company’s leased offices. We currently expect that 2019 capital expenditures will range from $60 million to $70 million, of which $35 million to $45 million relates to software initiatives and technology infrastructure, including capitalized costs related to implementation of cloud computing arrangements.
Critical Accounting Policies and Estimates
The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There were no changes to the Company's critical accounting policies or estimates for the three months ended March 31, 2019.
Recent Accounting Pronouncements
See Note B—“New Accounting Pronouncements” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.

Results of Operations
Demand for the Company’s temporary and consulting staffing, permanent placement staffing, and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Correspondingly, all three of the Company’s reportable segments for the quarter ended March 31, 2019, were positively impacted by an improving global economy. Because of the inherent difficulty in predicting economic trends and the absence of material long-term contracts in any of the Company's business units, future demand for the Company’s services cannot be forecast with certainty. We believe the Company is well positioned in the current global macroeconomic environment.
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
Three Months Ended March 31, 2019 and 2018
Revenues. The Company’s revenues were $1.47 billion for the three months ended March 31, 2019, increasing by 5.2% compared to $1.40 billion for the three months ended March 31, 2018. Revenues from foreign operations represented 24% of total revenues for both the three months ended March 31, 2019 and 2018. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. Revenue growth was strongest domestically. For the three months ended March 31, 2019, revenues for all three of the Company's reportable segments were up, compared to the same period in 2018. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing revenues were $1.08 billion for the three months ended March 31, 2019, increasing by 1.7% compared to revenues of $1.07 billion for the three months ended March 31, 2018. Key drivers of temporary and consultant staffing revenues include average hourly bill rates and the number of hours worked by the Company’s temporary employees on client engagements. On an as adjusted basis, temporary and consultant staffing revenues increased 6.2% for the first quarter of 2019 compared to the first quarter of 2018, due primarily to a 5.7% increase in average bill rates. In the U.S., revenues in the first quarter of 2019 increased 3.4% on an as reported basis and 5.1% on an as adjusted basis, compared to the first quarter of 2018. For the Company’s international operations, 2019 first quarter revenues decreased 3.7% on an as reported basis and increased 10.2% on an as adjusted basis, compared to the first quarter of 2018.
Permanent placement staffing revenues were $132 million for the three months ended March 31, 2019, increasing by 8.4% compared to revenues of $121 million for the three months ended March 31, 2018. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. On an as adjusted basis, permanent placement staffing revenues increased 12.3% for the first quarter of 2019 compared to the first quarter of 2018, driven by increases in number of placements and average fees earned per placement. In the U.S., revenues for the first quarter of 2019 increased 10.0% on an as reported basis and 11.8% on an as adjusted basis, compared to the first quarter of 2018. For the Company’s international operations, revenues for the first quarter of 2019 increased 4.9% on an as reported basis and 12.8% on an as adjusted basis, compared to the first quarter of 2018. Historically, demand for permanent placement staffing is even more sensitive to economic and labor market conditions than demand for temporary and consultant staffing and this is expected to continue.
Risk consulting and internal audit services revenues were $252 million for the three months ended March 31, 2019, increasing by 21.5% compared to revenues of $208 million for the three months ended March 31, 2018. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On an as adjusted basis, risk consulting and internal audit services revenues increased 17.3% for the first quarter of 2019 compared to the first quarter of 2018, due primarily to an increase in billable hours. In the U.S., revenues in the first quarter of 2019 increased 14.9% on an as reported basis and 16.8% on an as adjusted basis, compared to the first quarter of

2018. Contributing to the U.S. increase were services related to business performance improvement, technology consulting, and internal audit and financial advisory practice areas. The Company’s risk consulting and internal audit services revenues from international operations increased 48.8% on an as reported basis and 18.9% on an as adjusted basis for the first quarter of 2019 compared to the first quarter of 2018.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended March 31, 2019, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	1.7%	3.4%	-3.7%
Billing Days Impact	1.4%	1.7%	0.4%
Currency Impact	1.8%	—	8.1%
Intercompany Adjustments	1.3%	—	5.4%
As Adjusted	6.2%	5.1%	10.2%
Permanent placement staffing
As Reported	8.4%	10.0%	4.9%
Billing Days Impact	1.4%	1.8%	0.3%
Currency Impact	2.5%	—	7.6%
As Adjusted	12.3%	11.8%	12.8%
Risk consulting and internal audit services
As Reported	21.5%	14.9%	48.8%
Billing Days Impact	1.5%	1.9%	0.3%
Currency Impact	1.7%	—	7.1%
Intercompany Adjustments	-7.4%	—	-37.3%
As Adjusted	17.3%	16.8%	18.9%
Gross Margin. The Company’s gross margin dollars were $608 million for the three months ended March 31, 2019, increasing by 6.2% compared to $572 million for the three months ended March 31, 2018. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars for temporary and consultant staffing represent revenues less direct costs of services, which consist of payroll, payroll taxes and benefit costs for temporary employees, and reimbursable expenses. The key drivers of gross margin are: i) pay-bill spreads, which represent the differential between wages paid to temporary employees and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company's client. Gross margin dollars for the Company’s temporary and consultant staffing division were $413 million for the three months ended March 31, 2019, increasing 4.1% compared to $396 million for the three months ended March 31, 2018. As a percentage of revenues, gross margin for temporary and consultant staffing was 38.0% in the first quarter of 2019, up from 37.2% in the first quarter of 2018. This year-over-year improvement in gross margin percentage was primarily attributable to higher pay-bill spreads and conversion revenues.
Gross margin dollars for permanent placement staffing represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $131 million for the three months ended March 31, 2019, increasing 8.4% from $121 million for the three months ended March 31, 2018. Because reimbursable expenses for permanent placement staffing are de minimis, gross margin dollars are substantially explained by revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $64 million for the three months ended March 31, 2019, increasing 16.3% compared to $55 million for the three months ended March 31, 2018. As a percentage of revenues, gross margin for risk consulting and internal audit services in the first quarter of 2019 was 25.3%, down from 26.4% in the first quarter of 2018. The gross margin decline in the first quarter of 2019 compared to the first quarter of 2018 was primarily attributable to increases in pay rates for professional staff and headcount.
Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation, and occupancy costs. The Company’s selling, general and administrative expenses were $461 million for the three months ended March 31, 2019, increasing 5.3% from $438 million for the three months ended March 31, 2018. As a percentage of revenues, the Company’s selling, general and administrative expenses were 31.4% for the first quarter of both 2019 and 2018. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $306 million for the three months ended March 31, 2019, increasing 2.3% from $299 million for the three months ended March 31, 2018. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing were 28.3% in the first quarter of 2019, up from 28.1% in the first quarter 2018 due primarily to increases in staff compensation costs.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $110 million for the three months ended March 31, 2019, increasing by 11.1% compared to $99 million for the three months ended March 31, 2018. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing were 83.4% in the first quarter of 2019, up from 81.4% in the first quarter of 2018 due primarily to increases in staff compensation costs.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $45 million for the three months ended March 31, 2019, increasing by 14.0% compared to $40 million for the three months ended March 31, 2018. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 17.9% in the first quarter of 2019, down from 19.1% in the first quarter of 2018 due primarily to positive operating leverage resulting from increased revenues.
Operating Income. The Company’s total operating income was $146 million, or 10.0% of revenues, for the three months ended March 31, 2019, up from $134 million, or 9.6% of revenues, for the three months ended March 31, 2018. For the Company’s temporary and consultant staffing division, operating income was $106 million, or 9.8% of applicable revenues, up from $97 million, or 9.1% of applicable revenues, in the first quarter of 2018. For the Company’s permanent placement staffing division, operating income was $21 million, or 16.4% of applicable revenues, compared to an operating income of $22 million, or 18.4% of applicable revenues, in the first quarter of 2018. For the Company’s risk consulting and internal audit services division, operating income was $19 million, or 7.4% of applicable revenues, compared to an operating income of $15 million, or 7.4% of applicable revenues, in the first quarter of 2018.
Provision for income taxes. The provision for income taxes was 25.5% and 28.6% for the three months ended March 31, 2019 and 2018, respectively. The lower tax rate is primarily due to the recognition of tax benefits related to restricted stock vesting in the first quarter of 2019, and a charge related to the Tax Cuts and Jobs Act transition tax in the first quarter of 2018 that did not repeat in the first quarter of 2019.
Liquidity and Capital Resources
The change in the Company’s liquidity during the three months ended March 31, 2019 and 2018, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, payment to trusts for employee deferred compensation plans, repurchases of common stock, and payment of dividends.
Cash and cash equivalents were $270 million and $292 million at March 31, 2019 and 2018, respectively. Operating activities provided $127 million during the three months ended March 31, 2019, which was offset by $23 million and $110 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $116 million during the three months ended March 31, 2018, which was offset by $19 million and $103 million of net cash used in investing activities and financing activities, respectively.
Operating activities—Net cash provided by operating activities for the three months ended March 31, 2019, was composed of net income of $110 million, adjusted upward for non-cash items of $35 million, partially offset by net cash used in changes in working capital of $18 million. Net cash provided by operating activities for the three months ended March 31, 2018, was composed of net income of $96 million, adjusted upward for non-cash items of $31 million, partially offset by net cash used in changes in working capital of $11 million.
Investing activities—Net cash used in investing activities for the three months ended March 31, 2019, was $23 million. This was composed of capital expenditures of $13 million and deposits to trusts for employee deferred compensation plans of $10 million. Net cash used in investing activities for the three months ended March 31, 2018, was $19 million. This was primarily composed of capital expenditures of $8 million and deposits to trusts for employee deferred compensation plans of $11 million.
Financing activities—Net cash used in financing activities for the three months ended March 31, 2019, was $110 million. This primarily included repurchases of $72 million in common stock and $38 million in cash dividends paid to stockholders. Net cash used in financing activities for the three months ended March 31, 2018, was $103 million. This primarily included repurchases of $68 million in common stock and $35 million in cash dividends to stockholders.
As of March 31, 2019, the Company is authorized to repurchase, from time to time, up to 5.9 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the three months ended March 31, 2019 and 2018, the Company repurchased 0.8 million shares, at a cost of $51 million, and 1.1 million shares of common stock, at a cost of $60 million, on the open market, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the three months ended March 31, 2019 and 2018, such repurchases totaled 0.2 million shares, at a cost of $17 million, and 0.1 million shares, at a cost of $8 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital at March 31, 2019, included $270 million in cash and cash equivalents. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
In March 2019, the Company entered into an uncommitted credit facility (the “Credit Agreement”) of up to $100 million. The Company may request borrowings under the Credit Agreement that are denominated in U.S. dollars and each request is subject to approval by the lender. The Company must repay the aggregate principal amount of loans outstanding under the Credit Agreement on the termination date of each borrowing. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the London Interbank Offered Rate plus an applicable margin. There were no borrowings under the Credit Agreement as of March 31, 2019. The Company intends to renew this facility prior to its March 19, 2020 expiration.
On May 2, 2019, the Company announced a quarterly dividend of $.31 per share to be paid to all shareholders of record as of May 24, 2019. The dividend will be paid on June 14, 2019.
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
For the three months ended March 31, 2019, approximately 24% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, and Australian dollar, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.
During the first three months of 2019, the U.S. dollar fluctuated, but generally strengthened, against the primary currencies in which the Company conducts business, compared to one year ago. Currency exchange rates had the effect of decreasing reported net service revenues by $26 million, or 1.9%, in the first quarter of 2019 compared to the same period one year ago. The general strengthening of the U.S. dollar also affected the reported level of expenses incurred in our foreign operations. Because substantially all our foreign operations generated revenues and incurred expenses within the same country and currency, the effect of lower reported revenues is largely offset by the decrease in reported operating expenses. Reported net loss was $1 million, or 1.2%, lower in the first quarter of 2019 compared to the same period one year ago due to the effect of currency exchange rates.
For the one month ended April 30, 2019, the U.S. dollar has strengthened against the Canadian dollar, Euro, Australian dollar, and British pound since March 31, 2019. If currency exchange rates were to remain at April 2019 levels throughout the remainder of 2019, the Company’s full-year reported revenues would be impacted unfavorably, mostly offset by a favorable impact to operating expenses compared to full year 2018 results. Should current trends continue, the impact to reported net income would be immaterial.
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
During the quarter ended March 31, 2019, the Company implemented controls to ensure it adequately evaluated its contracts and properly assessed the impact of the new lease accounting standard on its financial statements to facilitate adoption of the standard on January 1, 2019. The Company further implemented new lease administration software to support accounting for leases and have integrated the new software functionality with its processes, systems, and controls. Except as otherwise described, there have been no other changes to the Company’s internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
There have been no material developments with regard to any of the legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018.
ITEM 1A. Risk Factors
There have not been any material changes with regard to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (d)
January 1, 2019 to January 31, 2019	14,248	(a)	$64.43	—	6,707,039
February 1, 2019 to February 28, 2019	81,459	(b)	$67.19	15,238	6,691,801
March 1, 2019 to March 31, 2019	942,348	(c)	$65.71	765,464	5,926,337
Total January 1, 2019 to March 31, 2019	1,038,055			780,702

(a)	Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(b)	Includes 66,221 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(c)	Includes 176,884 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(d)
Commencing in October 1997, the Company's Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company's common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 118,000,000 shares have been authorized for repurchase of which 112,073,663 shares have been repurchased as of March 31, 2019.

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

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: May 6, 2019