Form 10-Q
period 2019-06-30
ROBERT HALF INTERNATIONAL INC.
filed 2019-08-02
CIK 315213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 FORM 10-Q
______________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2019:
117,561,004 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share amounts)

June 30, 2019	December 31, 2018

ASSETS
Cash and cash equivalents	$269,440	$276,579
Accounts receivable, less allowances of $25,931 and $27,678	842,294	794,446
Other current assets	453,185	402,585
Total current assets	1,564,919	1,473,610
Goodwill	210,249	209,958
Other intangible assets, net	2,452	3,149
Property and equipment, net	127,988	125,176
Right-of-use assets	240,706	—
Noncurrent deferred income taxes	93,105	91,204
Total assets	$2,239,419	$1,903,097
LIABILITIES
Accounts payable and accrued expenses	$127,482	$168,031
Accrued payroll and benefit costs	696,631	638,769
Income taxes payable	15,013	12,536
Current portion of notes payable and other indebtedness	209	200
Current operating lease liabilities	70,175	—
Total current liabilities	909,510	819,536
Notes payable and other indebtedness, less current portion	350	457
Noncurrent operating lease liabilities	199,837	—
Other liabilities	20,495	19,906
Total liabilities	1,130,192	839,899
Commitments and Contingencies (Note I)
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 117,561,005 shares and 119,078,491 shares	118	119
Capital surplus	1,102,101	1,079,188
Accumulated other comprehensive loss	(15,860)	(16,109)
Retained earnings	22,868	—
Total stockholders’ equity	1,109,227	1,063,198
Total liabilities and stockholders’ equity	$2,239,419	$1,903,097

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net service revenues	$1,516,385	$1,457,054	$2,984,915	$2,852,387
Direct costs of services, consisting of payroll, payroll taxes, benefit costs and reimbursable expenses	878,844	849,936	1,739,786	1,672,903
Gross margin	637,541	607,118	1,245,129	1,179,484
Selling, general and administrative expenses	478,139	457,607	939,498	895,606
Amortization of intangible assets	341	442	683	905
Interest income, net	(1,042)	(1,006)	(2,538)	(1,741)
Income before income taxes	160,103	150,075	307,486	284,714
Provision for income taxes	45,491	40,760	83,076	79,232
Net income	$114,612	$109,315	$224,410	$205,482

Net income per share:
Basic	$.98	$.90	$1.92	$1.69
Diluted	$.98	$.89	$1.91	$1.68

Shares:
Basic	116,381	121,307	116,722	121,619
Diluted	116,988	122,268	117,475	122,576
Cash dividends declared per share	$.31	$.28	$.62	$.56

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
COMPREHENSIVE INCOME:
Net income	$114,612	$109,315	$224,410	$205,482
Foreign currency translation adjustments, net of tax	2,146	(15,424)	249	(9,916)
Total comprehensive income	$116,758	$93,891	$224,659	$195,566

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
COMMON STOCK—SHARES:
Balance at beginning of period	118,321	123,563	119,078	124,261
Net issuances of restricted stock	271	12	552	525
Repurchases of common stock	(1,031)	(1,130)	(2,069)	(2,341)
Balance at end of period	117,561	122,445	117,561	122,445
COMMON STOCK—PAR VALUE:
Balance at beginning of period	$118	$124	$119	$124
Net issuances of restricted stock	1	—	1	1
Repurchases of common stock	(1)	(2)	(2)	(3)
Balance at end of period	$118	$122	$118	$122
CAPITAL SURPLUS:
Balance at beginning of period	$1,090,432	$1,075,156	$1,079,188	$1,064,601
Net issuances of restricted stock at par value	(1)	—	(1)	(1)
Stock-based compensation expense	11,670	11,389	22,914	21,945
Balance at end of period	$1,102,101	$1,086,545	$1,102,101	$1,086,545
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:
Balance at beginning of period	$(18,006)	$9,015	$(16,109)	$3,507
Foreign currency translation adjustments, net of tax	2,146	(15,424)	249	(9,916)
Balance at end of period	$(15,860)	$(6,409)	$(15,860)	$(6,409)
RETAINED EARNINGS:
Balance at beginning of period	$4,485	$30,502	$—	$37,033
Net income	114,612	109,315	224,410	205,482
Repurchases of common stock—excess over par value	(59,632)	(75,994)	(127,947)	(144,482)
Cash dividends ($.31 per share, $.28 per share, $.62 per share, and $.56 per share)	(36,597)	(34,583)	(73,595)	(68,793)
Balance at end of period	$22,868	$29,240	$22,868	$29,240

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$224,410	$205,482
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	683	905
Depreciation expense	31,740	32,403
Stock-based compensation expense—restricted stock and stock units	22,914	21,945
Deferred income taxes	(2,015)	(10,188)
Provision for doubtful accounts	3,535	3,950
Changes in assets and liabilities:
Increase in accounts receivable	(50,943)	(80,580)
Increase in accounts payable, accrued expenses, accrued payroll and benefit costs	17,097	45,959
Increase in income taxes payable	4,702	36,215
Change in other assets, net of change in other liabilities	(4,296)	7,873
Net cash flows provided by operating activities	247,827	263,964
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28,625)	(17,261)
Payments to trusts for employee deferred compensation plans	(19,104)	(19,827)
Net cash flows used in investing activities	(47,729)	(37,088)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(133,617)	(138,002)
Cash dividends paid	(73,960)	(68,985)
Payments for notes payable and other indebtedness	(98)	(90)
Net cash flows used in financing activities	(207,675)	(207,077)
Effect of exchange rate changes on cash and cash equivalents	438	(5,896)
Net (decrease) increase in cash and cash equivalents	(7,139)	13,903
Cash and cash equivalents at beginning of period	276,579	294,753
Cash and cash equivalents at end of period	$269,440	$308,656

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Stock repurchases awaiting settlement	$5,691	$6,483

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019

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
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of June 30, 2019, such estimates also include allowances for uncollectible accounts receivable, sales adjustments and allowances, workers’ compensation losses, income and other taxes, and assumptions used in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions. Actual results and outcomes may differ from management's estimates and assumptions.
Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs for the three and six months ended June 30, 2019 and 2018, are reflected in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Advertising costs	$14,992	$14,416	$27,829	$27,497

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
June 30, 2019

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
Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Implementation costs incurred in hosting arrangements are capitalized and reported as a component of other current assets. All other internal-use software development costs are capitalized and reported as a component of computer software within property and equipment. Internal-use software development costs capitalized for the three and six months ended June 30, 2019 and 2018, are reflected in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Internal-use software development costs	$7,864	$1,812	$12,900	$2,267

Note B—New Accounting Pronouncements

Recently Adopted Accounting Pronouncements
Lease Accounting. In February 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which changes financial reporting as it relates to leasing transactions. Under the new guidance, lessees are required to recognize a lease liability, measured on a discounted basis; and a right-of-use asset, for the lease term. The Company adopted this guidance as of January 1, 2019, using the transition method that allowed it to initially apply the guidance as of the adoption date. The Company elected the package of practical expedients available under the new standard, which allowed the Company to forgo a reassessment of (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) the initial direct costs for any existing leases. The adoption of this guidance had a material impact on the Company’s Condensed Consolidated Statement of Financial Position beginning January 1, 2019. Prior periods were not restated. See Note G for further discussion of leases.

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
June 30, 2019

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2019

The following table presents the Company’s revenues disaggregated by line of business (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Accountemps	$486,992	$480,563	$970,465	$952,152
OfficeTeam	261,034	268,362	513,069	529,514
Robert Half Technology	179,375	171,446	351,303	331,508
Robert Half Management Resources	175,311	167,603	352,502	341,088
Temporary and consulting staffing	1,102,712	1,087,974	2,187,339	2,154,262
Permanent placement staffing	140,894	135,038	272,456	256,438
Risk consulting and internal audit services	272,779	234,042	525,120	441,687
Net service revenues	$1,516,385	$1,457,054	$2,984,915	$2,852,387

Payment terms in the Company’s contracts vary by the type and location of the Company’s customer and the services offered. The term between invoicing and when payment is due is not significant.

Contracts with multiple performance obligations are recognized as performance obligations are delivered, and contract value is allocated based on relative stand-alone selling values of the services and products in the arrangement. As of June 30, 2019, aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year was $94.5 million. Of this amount, $89.9 million is expected to be recognized within the next twelve months.

Contract liabilities are recorded when cash payments are received or due in advance of performance and are reflected in Accounts payable and accrued expenses on the unaudited Condensed Consolidated Statement of Financial Position. The following table sets forth the activity in contract liabilities from December 31, 2018, through June 30, 2019 (in thousands):

Contract Liabilities
Balance as of December 31, 2018	$12,997
Payments in advance of satisfaction of performance obligations	6,932
Revenue recognized	(6,771)
Other, including translation adjustments	(3,285)
Balance as of June 30, 2019	$9,873

Note D—Other Current Assets
Other current assets consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Deposits in trusts for employee deferred compensation plans	$360,949	$311,708
Other	92,236	90,877
Other current assets	$453,185	$402,585

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2019

Note E—Goodwill
The following table sets forth the activity in goodwill from December 31, 2018 through June 30, 2019 (in thousands):

	Goodwill
	Temporary and consultant staffing	Permanent placement staffing	Risk consulting and internal audit services	Total
Balance as of December 31, 2018	$134,067	$26,058	$49,833	$209,958
Foreign currency translation adjustments	77	20	194	291
Balance as of June 30, 2019	$134,144	$26,078	$50,027	$210,249

The Company completed its annual goodwill impairment analysis as of June 30, 2019, and determined that no adjustment to the carrying value of goodwill was required.

Note F—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Computer hardware	$183,287	$177,237
Computer software	378,948	378,734
Furniture and equipment	112,506	107,421
Leasehold improvements	168,881	160,521
Other	11,646	10,319
Property and equipment, cost	855,268	834,232
Accumulated depreciation	(727,280)	(709,056)
Property and equipment, net	$127,988	$125,176

Note G—Leases

The Company has operating leases for corporate and field offices, and certain equipment. The Company’s leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year. Operating lease expenses for the three and six months ended June 30, 2019, were $17.9 million and $35.9 million, respectively.

Supplemental cash flow information related to leases consisted of the following (in thousands):

Six Months Ended June 30, 2019
Cash paid for operating lease liabilities	$39,291
Right-of-use assets obtained in exchange for new operating lease liabilities	$19,823

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2019

Supplemental balance sheet information related to leases consisted of the following:

June 30, 2019
Weighted average remaining lease term for operating leases	3.1 years
Weighted average discount rate for operating leases	3.5%

Future minimum lease payments under non-cancellable leases as of June 30, 2019, were as follows (in thousands):

2019 (excluding the six months ended June 30, 2019)	$38,978
2020	74,052
2021	57,776
2022	44,509
2023	37,221
Thereafter	54,259
Less: Imputed interest	(36,783)
Present value of operating lease liabilities (a)	$270,012
(a) Includes current portion of $70.2 million for operating leases.

Note H—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Payroll and benefits	$290,156	$263,072
Employee deferred compensation plans	371,898	333,528
Workers’ compensation	19,715	18,251
Payroll taxes	14,862	23,918
Accrued payroll and benefit costs	$696,631	$638,769

Included in employee deferred compensation plans is the following (in thousands):

	June 30, 2019	December 31, 2018
Deferred compensation plan and other benefits related to the Company’s Chief Executive Officer	$90,194	$89,212

Note I—Commitments and Contingencies
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
June 30, 2019

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
In March 2019, the Company entered into an uncommitted credit facility (the “Credit Agreement”) of up to $100 million. The Company may request borrowings under the Credit Agreement that are denominated in U.S. dollars and each request is subject to approval by the lender. The Company must repay the aggregate principal amount of loans outstanding under the Credit Agreement on the termination date of each borrowing. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the London Interbank Offered Rate plus an applicable margin. There were no borrowings under the Credit Agreement as of June 30, 2019. The Company intends to renew this facility prior to its March 19, 2020 expiration.
Note J—Stockholders’ Equity
Stock Repurchase Program. As of June 30, 2019, the Company is authorized to repurchase, from time to time, up to 4.9 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the six months ended June 30, 2019 and 2018, are reflected in the following table (in thousands):

	Six Months Ended June 30,
	2019	2018
Common stock repurchased (in shares)	1,812	2,194
Common stock repurchased	$111,228	$135,989

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2019

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. The number and the cost of repurchases related to employee stock plans made during the six months ended June 30, 2019 and 2018, are reflected in the following table (in thousands):

	Six Months Ended June 30,
	2019	2018
Repurchases related to employee stock plans (in shares)	257	147
Repurchases related to employee stock plans	$16,721	$8,496

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Repurchase activity for the three and six months ended June 30, 2019 and 2018, is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.
Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus.
Note K—Net Income Per Share
The calculation of net income per share for the three and six months ended June 30, 2019 and 2018, is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$114,612	$109,315	$224,410	$205,482
Basic:
Weighted average shares	116,381	121,307	116,722	121,619

Diluted:
Weighted average shares	116,381	121,307	116,722	121,619
Dilutive effect of potential common shares	607	961	753	957
Diluted weighted average shares	116,988	122,268	117,475	122,576

Net income per share:
Basic	$.98	$.90	$1.92	$1.69
Diluted	$.98	$.89	$1.91	$1.68

Note L—Business Segments
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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2019

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net service revenues
Temporary and consultant staffing	$1,102,712	$1,087,974	$2,187,339	$2,154,262
Permanent placement staffing	140,894	135,038	272,456	256,438
Risk consulting and internal audit services	272,779	234,042	525,120	441,687
	$1,516,385	$1,457,054	$2,984,915	$2,852,387
Operating income
Temporary and consultant staffing	$105,238	$103,570	$211,256	$200,293
Permanent placement staffing	25,344	27,436	46,901	49,815
Risk consulting and internal audit services	28,820	18,505	47,474	33,770
	159,402	149,511	305,631	283,878
Amortization of intangible assets	341	442	683	905
Interest income, net	(1,042)	(1,006)	(2,538)	(1,741)
Income before income taxes	$160,103	$150,075	$307,486	$284,714

Note M—Subsequent Events
On August 1, 2019, the Company announced the following:

Quarterly dividend per share	$.31
Declaration date	August 1, 2019
Record date	August 23, 2019
Payment date	September 16, 2019

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
Executive Overview
Demand for the Company’s temporary and consulting staffing, permanent placement staffing, and risk consulting and internal audit services is largely dependent upon general economic and labor trends both domestically and abroad. Correspondingly, financial results for the first half of 2019 were positively impacted by global talent shortages, particularly in the United States. During the first half of 2019, net service revenues were $2.98 billion, an increase of 5% from the prior year. Net income increased 9% to $224 million and diluted net income per share increased 14% to $1.91. All three of the Company's reportable segments experienced revenue growth, led by risk consulting and internal audit services which increased 19% for the first half of 2019 compared to the first half of 2018.
We believe that the Company is well positioned in the current macroeconomic environment. The United States economic backdrop throughout the first half of 2019 was conducive to growth for the Company as real gross domestic product (“GDP”) grew 3.1% and 2.1% for the first and second quarter, respectively, while the unemployment rate declined from 3.9% in December 2018 to 3.7% at the end of the second quarter of 2019. In the United States, the number of job openings has exceeded the number of hires since February 2015, creating competition for skilled talent that increases the Company's value to clients. The U.S. labor market remains robust, with significant demand due to talent shortages across our professional disciplines, where unemployment remains near a 50-year low.
Protiviti continues to see strong demand for its consulting and internal audit solutions. Protiviti has expanded its service offerings and continues to nurture and grow a loyal client base.
We monitor various economic indicators and business trends in all of the countries in which we operate to anticipate demand for the Company’s services. We evaluate these trends to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends. As such, during the first half of 2019, we added headcount in our temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services compared to prior year-end levels.
We have limited visibility into future revenues not only due to the dependence on macroeconomic conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, we typically assess headcount and other investments on at least a quarterly basis. That said, based on current trends and conditions, we expect headcount levels for our full-time staff to be modestly higher for each of our reporting segments through the third quarter of 2019.
Capital expenditures, including $12 million for cloud computing arrangements, for the six months ended June 30, 2019, totaled $41 million, approximately 58% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s future growth opportunities. Capital expenditures for cloud computing arrangements are included in cash flows from operating activities on the Company’s Condensed Consolidated Statements of Cash Flows. Capital expenditures also included amounts spent on tenant improvements and furniture and equipment in the Company’s leased offices. We currently expect that 2019 capital expenditures will range from $60 million to $70 million, of which $35 million to $45 million relates to software initiatives and technology infrastructure, including capitalized costs related to implementation of cloud computing arrangements.
Critical Accounting Policies and Estimates
The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There were no changes to the Company's critical accounting policies or estimates for the six months ended June 30, 2019.
Recent Accounting Pronouncements
See Note B—“New Accounting Pronouncements” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
Results of Operations
Demand for the Company’s temporary and consulting staffing, permanent placement staffing, and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Correspondingly, all three of the Company’s reportable segments for the quarter ended June 30, 2019, were positively impacted by global talent shortages, particularly in the United States. Because of the inherent difficulty in predicting economic trends and the absence of material long-term contracts in any of the Company's business units, future demand for the Company’s services cannot be forecast with certainty. We believe the Company is well positioned in the current global macroeconomic environment.
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
Three Months Ended June 30, 2019 and 2018
Revenues. The Company’s revenues were $1.52 billion for the three months ended June 30, 2019, increasing by 4.1% compared to $1.46 billion for the three months ended June 30, 2018. Revenues from foreign operations represented 22% of total revenues for the three months ended June 30, 2019, down from 24% of total revenues for the three months ended June 30, 2018. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. Revenue growth was strongest domestically. For the three months ended June 30, 2019, revenues for all three of the Company's reportable segments were up, compared to the same period in 2018. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing revenues were $1.10 billion for the three months ended June 30, 2019, increasing by 1.4% compared to revenues of $1.09 billion for the three months ended June 30, 2018. Key drivers of temporary and consultant staffing revenues include average hourly bill rates and the number of hours worked by the Company’s temporary employees on client engagements. On an as adjusted basis, temporary and consultant staffing revenues increased 3.7% for the second quarter of 2019 compared to the second quarter of 2018, due primarily to a 5.4% increase in average bill rates. In the U.S., revenues in the second quarter of 2019 increased 3.5% on an as reported basis and 3.8% on an as adjusted basis, compared to the second quarter of 2018. For the Company’s international operations, 2019 second quarter revenues decreased 5.9% on an as reported basis and increased 3.1% on an as adjusted basis, compared to the second quarter of 2018.
Permanent placement staffing revenues were $141 million for the three months ended June 30, 2019, increasing by 4.3% compared to revenues of $135 million for the three months ended June 30, 2018. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. On an as adjusted basis, permanent placement staffing revenues increased 6.2% for the second quarter of 2019 compared to the second quarter of 2018, driven by increases in number of placements and average fees earned per placement. In the U.S., revenues for the second quarter of 2019 increased 6.6% on an as reported basis and 6.9% on an as adjusted basis, compared to the second quarter of 2018. For the Company’s international operations, revenues for the second quarter of 2019 decreased 0.6% on an as reported basis and increased 4.4% on an as adjusted basis, compared to the second quarter of 2018. Historically, demand for permanent placement staffing is even more sensitive to economic and labor market conditions than demand for temporary and consultant staffing and this is expected to continue.
Risk consulting and internal audit services revenues were $273 million for the three months ended June 30, 2019, increasing by 16.6% compared to revenues of $234 million for the three months ended June 30, 2018. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On an as adjusted basis, risk consulting and internal audit services revenues increased 13.8% for the second quarter of 2019 compared to the second quarter of 2018, driven primarily by increases in billable hours and average hourly billing rates. In the U.S., revenues in the second quarter of 2019 increased 14.7% on an as reported basis and 15.1% on an as adjusted basis, compared to the second quarter of 2018. Contributing to the U.S. increase were services related to business performance improvement, technology consulting, and internal audit and financial advisory practice areas. The Company’s risk consulting and internal audit services revenues from international operations increased 23.2% on an as reported basis and 9.4% on an as adjusted basis for the second quarter of 2019 compared to the second quarter of 2018.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended June 30, 2019, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	1.4%	3.5%	-5.9%
Billing Days Impact	0.2%	0.3%	-0.2%
Currency Impact	1.3%	—	5.7%
Intercompany Adjustments	0.8%	—	3.5%
As Adjusted	3.7%	3.8%	3.1%
Permanent placement staffing
As Reported	4.3%	6.6%	-0.6%
Billing Days Impact	0.2%	0.3%	-0.2%
Currency Impact	1.7%	—	5.2%
As Adjusted	6.2%	6.9%	4.4%
Risk consulting and internal audit services
As Reported	16.6%	14.7%	23.2%
Billing Days Impact	0.3%	0.4%	-0.1%
Currency Impact	1.2%	—	5.0%
Intercompany Adjustments	-4.3%	—	-18.7%
As Adjusted	13.8%	15.1%	9.4%
Gross Margin. The Company’s gross margin dollars were $638 million for the three months ended June 30, 2019, increasing by 5.0% compared to $607 million for the three months ended June 30, 2018. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars for temporary and consultant staffing represent revenues less direct costs of services, which consist of payroll, payroll taxes and benefit costs for temporary employees, and reimbursable expenses. The key drivers of gross margin are: i) pay-bill spreads, which represent the differential between wages paid to temporary employees and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company’s client. Gross margin dollars for the Company’s temporary and consultant staffing division were $421 million for the three months ended June 30, 2019, increasing 3.1% compared to $408 million for the three months ended June 30, 2018. As a percentage of revenues, gross margin for temporary and consultant staffing was 38.2% in the second quarter of 2019, up from 37.5% in the second quarter of 2018. This year-over-year improvement in gross margin percentage was primarily attributable to higher pay-bill spreads and lower payroll taxes.
Gross margin dollars for permanent placement staffing represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $141 million for the three months ended June 30, 2019, increasing 4.3% from $135 million for the three months ended June 30, 2018. Because reimbursable expenses for permanent placement staffing are de minimis, gross margin dollars are substantially explained by revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $76 million for the three months ended June 30, 2019, increasing 19.0% compared to $64 million for the three months ended June 30, 2018. As a percentage of revenues, gross margin for risk consulting and internal audit services in the second quarter of 2019 was 27.9%, up from 27.3% in the second quarter of 2018. The year-over-year improvement in gross margin percentage was due primarily to higher bill rates.
Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation, and occupancy costs. The Company’s selling, general and administrative expenses were $478 million for the three months ended June 30, 2019, increasing 4.5% from $458 million for the three months ended June 30, 2018. As a percentage of revenues, the Company’s selling, general and administrative expenses were 31.5% for the second quarter of 2019, up slightly from 31.4% in the second quarter of 2018. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $316 million for the three months ended June 30, 2019, increasing 3.5% from $305 million for the three months ended June 30, 2018. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing were 28.6% in the second quarter of 2019, up from 28.0% in the second quarter of 2018 due primarily to increases in staff compensation costs and investments in technology initiatives.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $115 million for the three months ended June 30, 2019, increasing by 7.3% compared to $108 million for the three months ended June 30, 2018. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing were 81.8% in the second quarter of 2019, up from 79.6% in the second quarter of 2018 due primarily to increases in staff compensation costs and investments in technology initiatives.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $47 million for the three months ended June 30, 2019, increasing by 4.1% compared to $45 million for the three months ended June 30, 2018. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 17.3% in the second quarter of 2019, down from 19.4% in the second quarter of 2018 due primarily to positive operating leverage resulting from increased revenues.
Operating Income. The Company’s total operating income was $159 million, or 10.5% of revenues, for the three months ended June 30, 2019, up from $150 million, or 10.3% of revenues, for the three months ended June 30, 2018. For the Company’s temporary and consultant staffing division, operating income was $105 million, or 9.5% of applicable revenues, up from $104 million, or 9.5% of applicable revenues, in the second quarter of 2018. For the Company’s permanent placement staffing division, operating income was $25 million, or 18.0% of applicable revenues, compared to an operating income of $27 million, or 20.3% of applicable revenues, in the second quarter of 2018. For the Company’s risk consulting and internal audit services division, operating income was $29 million, or 10.6% of applicable revenues, compared to an operating income of $19 million, or 7.9% of applicable revenues, in the second quarter of 2018.
Provision for income taxes. The provision for income taxes was 28.4% and 27.2% for the three months ended June 30, 2019 and 2018, respectively. The higher tax rate is primarily due to higher disallowed expenses covered by the Tax Cuts and Jobs Act in the second quarter of 2019.
Six Months Ended June 30, 2019 and 2018
Revenues. The Company’s revenues were $2.98 billion for the six months ended June 30, 2019, increasing by 4.6% compared to $2.85 billion for the six months ended June 30, 2018. Revenues from foreign operations represented 23% of total revenues for the six months ended June 30, 2019, down from 24% of total revenues for the six months ended June 30, 2018. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. For the six months ended June 30, 2019, revenue for all three of the Company's reportable segments were up, compared to the same period in 2018. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing revenues were $2.19 billion for the six months ended June 30, 2019, increasing by 1.5% compared to revenues of $2.15 billion for the six months ended June 30, 2018. Key drivers of temporary and consultant staffing revenues include average hourly bill rates and the number of hours worked by the Company’s temporary employees on client engagements. On an as adjusted basis, temporary and consultant staffing revenues increased 4.9% for the first half of 2019 compared to the first half of 2018, due primarily to a 5.5% increase in average bill rates. In the U.S., revenues in the first half of 2019 increased 3.5% on an as reported basis and 4.4% on an as adjusted basis, compared to the first half of 2018. For the

Company’s international operations, revenues for the first half of 2019 decreased 4.8% on an as reported basis and increased 6.6% on an as adjusted basis, compared to the first half of 2018.
Permanent placement staffing revenues were $272 million for the six months ended June 30, 2019, increasing by 6.2% compared to revenues of $256 million for the six months ended June 30, 2018. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. On an as adjusted basis, permanent placement staffing revenues increased 9.1% for the first half of 2019 compared to the first half of 2018, driven by increases in number of placements and average fees earned per placement. In the U.S., revenues for the first half of 2019 increased 8.2% on an as reported basis and 9.3% on an as adjusted basis, compared to the first half of 2018. For the Company’s international operations, revenues for the first half of 2019 increased 2.1% on an as reported basis and 8.4% on an as adjusted basis, compared to the first half of 2018. Historically, demand for permanent placement staffing is even more sensitive to economic and labor market conditions than demand for temporary and consultant staffing and this is expected to continue.
Risk consulting and internal audit services revenues were $525 million for the six months ended June 30, 2019, increasing by 18.9% compared to revenues of $442 million for the six months ended June 30, 2018. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On an as adjusted basis, risk consulting and internal audit services revenues increased 15.5% for the first half of 2019 compared to the first half of 2018, due primarily to an increase in billable hours. In the U.S., revenues in the first half of 2019 increased 14.8% on an as reported basis and 15.9% on an as adjusted basis, compared to the first half of 2018. The Company’s risk consulting and internal audit services revenues for the first half of 2019 from international operations increased 34.7% on an as reported basis and 13.9% on an as adjusted basis, compared to the first half of 2018.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the six months ended June 30, 2019, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	1.5%	3.5%	-4.8%
Billing Days Impact	0.8%	0.9%	0.2%
Currency Impact	1.5%	—	6.8%
Intercompany Adjustments	1.1%	—	4.4%
As Adjusted	4.9%	4.4%	6.6%
Permanent placement staffing
As Reported	6.2%	8.2%	2.1%
Billing Days Impact	0.9%	1.1%	—
Currency Impact	2.0%	—	6.3%
As Adjusted	9.1%	9.3%	8.4%
Risk consulting and internal audit services
As Reported	18.9%	14.8%	34.7%
Billing Days Impact	0.9%	1.1%	0.1%
Currency Impact	1.4%	—	5.9%
Intercompany Adjustments	-5.7%	—	-26.8%
As Adjusted	15.5%	15.9%	13.9%
Gross Margin. The Company’s gross margin dollars were $1.25 billion for the six months ended June 30, 2019, increasing by 5.6% compared to $1.18 billion for the six months ended June 30, 2018. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars for temporary and consultant staffing represent revenues less direct costs of services, which consist of payroll, payroll taxes and benefit costs for temporary employees, and reimbursable expenses. The key drivers of gross margin are: i) pay-bill spreads, which represent the differential between wages paid to temporary employees and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company's client. Gross margin dollars for the Company’s temporary and consultant staffing division were $833 million for the six months ended June 30, 2019, increasing 3.6% compared to $804 million for the six months ended June 30, 2018. As a percentage of revenues, gross margin for temporary and consultant staffing was 38.1% for the six months ended June 30, 2019, up from 37.4% for the six months ended June 30, 2018. This year-over-year improvement in gross margin percentage was primarily attributable to higher pay-bill spreads and conversion revenues.
Gross margin dollars for permanent placement staffing represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $272 million for the six months ended June 30, 2019, increasing 6.2% from $256 million for the six months ended June 30, 2018. Because reimbursable expenses for permanent placement staffing are de minimis, gross margin dollars are substantially explained by revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $140 million for the six months ended June 30, 2019, increasing 17.8% compared to $119 million for the six months ended June 30, 2018. As a percentage of revenues, gross margin for risk consulting and internal audit services in the first half of 2019 was 26.6%, down from 26.9% in the first half of 2018. The gross margin decline in the first half of 2019 compared to the first half of 2018 was primarily attributable to increases in pay rates for professional staff and headcount.
Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation, and occupancy costs. The Company’s selling, general and administrative expenses were $939 million for the six months ended June 30, 2019, increasing 4.9% from $896 million for the six months ended June 30, 2018. As a percentage of revenues, the Company’s selling, general and administrative expenses were 31.5% for the first half of 2019, up slightly from 31.4% for the first half of 2018. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $622 million for the six months ended June 30, 2019, increasing 2.9% from $605 million for the six months ended June 30, 2018. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing were 28.4% in the first half of 2019, up from 28.1% in the first half of 2018 due primarily to increases in staff compensation costs.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $225 million for the six months ended June 30, 2019, increasing by 9.1% compared to $206 million for the six months ended June 30, 2018. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing were 82.6% in the first half of 2019, up from 80.4% in the first half of 2018 due primarily to increases in staff compensation costs.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $92 million for the six months ended June 30, 2019, increasing by 8.7% compared to $85 million for the six months ended June 30, 2018. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 17.6% in the first half of 2019, down from 19.2% in the first half of 2018 due primarily to positive operating leverage resulting from increased revenues.
Operating Income. The Company’s total operating income was $306 million, or 10.2% of revenues, for the six months ended June 30, 2019, up from $284 million or 10.0% of revenues, for the six months ended June 30, 2018. For the Company’s temporary and consultant staffing division, operating income was $211 million, or 9.7% of applicable revenues, up from $200 million, or 9.3% of applicable revenues, in the first half of 2018. For the Company’s permanent placement staffing division, operating income was $47 million, or 17.2% of applicable revenues, down from an operating income of $50 million, or 19.4% of applicable revenues, in the first half of 2018. For the Company’s risk consulting and internal audit services division, operating income was $48 million, or 9.0% of applicable revenues, compared to an operating income of $34 million or 7.6% of applicable revenues, in the first half of 2018.
Provision for income taxes. The provision for income taxes was 27.0% and 27.8% for the six months ended June 30, 2019 and 2018, respectively. The lower tax rate is primarily due to the recognition of tax benefits related to restricted stock vesting in the first half of 2019.

Liquidity and Capital Resources
The change in the Company’s liquidity during the six months ended June 30, 2019 and 2018, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, payment to trusts for employee deferred compensation plans, repurchases of common stock, and payment of dividends.
Cash and cash equivalents were $269 million and $309 million at June 30, 2019 and 2018, respectively. Operating activities provided $248 million during the six months ended June 30, 2019, which was offset by $48 million and $208 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $264 million during the six months ended June 30, 2018, which was partially offset by $37 million and $207 million of net cash used in investing activities and financing activities, respectively.
Operating activities—Net cash provided by operating activities for the six months ended June 30, 2019, was composed of net income of $224 million, adjusted upward for non-cash items of $57 million, partially offset by net cash used in changes in working capital of $33 million. Net cash provided by operating activities for the six months ended June 30, 2018, was composed of net income of $205 million, adjusted upward for non-cash items of $49 million, and cash provided by changes in working capital of $10 million.
Investing activities—Net cash used in investing activities for the six months ended June 30, 2019, was $48 million. This was composed of capital expenditures of $29 million and deposits to trusts for employee deferred compensation plans of $19 million. Net cash used in investing activities for the six months ended June 30, 2018, was $37 million. This was composed of capital expenditures of $17 million and deposits to trusts for employee deferred compensation plans of $20 million.
Financing activities—Net cash used in financing activities for the six months ended June 30, 2019, was $208 million. This primarily included repurchases of $134 million in common stock and $74 million in cash dividends paid to stockholders. Net cash used in financing activities for the six months ended June 30, 2018, was $207 million. This primarily included repurchases of $138 million in common stock and $69 million in cash dividends paid to stockholders.
As of June 30, 2019, the Company is authorized to repurchase, from time to time, up to 4.9 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the six months ended June 30, 2019 and 2018, the Company repurchased 1.8 million shares, at a cost of $111 million, and 2.2 million shares of common stock, at a cost of $136 million, on the open market, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the six months ended June 30, 2019 and 2018, such repurchases totaled 0.3 million shares, at a cost of $17 million, and 0.1 million shares, at a cost of $8 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital at June 30, 2019, included $269 million in cash and cash equivalents. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
In March 2019, the Company entered into an uncommitted credit facility (the “Credit Agreement”) of up to $100 million. The Company may request borrowings under the Credit Agreement that are denominated in U.S. dollars and each request is subject to approval by the lender. The Company must repay the aggregate principal amount of loans outstanding under the Credit Agreement on the termination date of each borrowing. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the London Interbank Offered Rate plus an applicable margin. There were no borrowings under the Credit Agreement as of June 30, 2019. The Company intends to renew this facility prior to its March 19, 2020 expiration.
On August 1, 2019, the Company announced a quarterly dividend of $.31 per share to be paid to all shareholders of record as of August 23, 2019. The dividend will be paid on September 16, 2019.
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

For the six months ended June 30, 2019, approximately 23% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, and Australian dollar, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.
During the first six months of 2019, the U.S. dollar fluctuated, but generally strengthened, against the primary currencies in which the Company conducts business, compared to one year ago. Currency exchange rates had the effect of decreasing reported net service revenues by $44 million, or 1.6%, in the first half of 2019 compared to the same period one year ago. The general strengthening of the U.S. dollar also affected the reported level of expenses incurred in our foreign operations. Because substantially all our foreign operations generated revenues and incurred expenses within the same country and currency, the effect of lower reported revenues is largely offset by the decrease in reported operating expenses. Reported net income was $2 million, or 0.9%, lower in the first half of 2019 compared to the same period one year ago due to the effect of currency exchange rates.
For the one month ended July 31, 2019, the U.S. dollar has strengthened against the Canadian dollar, Euro, Australian dollar, and British pound since June 30, 2019. If currency exchange rates were to remain at July 2019 levels throughout the remainder of 2019, the Company’s full-year reported revenues would be impacted unfavorably, mostly offset by a favorable impact to operating expenses compared to full year 2018 results. Should current trends continue, the impact to reported net income would be immaterial.
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

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (b)
April 1, 2019 to April 30, 2019	100,000		$62.13	100,000	5,826,337
May 1, 2019 to May 31, 2019	430,471		$58.68	430,471	5,395,866
June 1, 2019 to June 30, 2019	500,945	(a)	$56.21	500,713	4,895,153
Total April 1, 2019 to June 30, 2019	1,031,416			1,031,184

(a)	Includes 232 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(b)
Commencing in October 1997, the Company's Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company's common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 118,000,000 shares have been authorized for repurchase of which 113,104,847 shares have been repurchased as of June 30, 2019.

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

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: August 2, 2019