Form 10-Q
period 2019-09-30
ROBERT HALF INTERNATIONAL INC.
filed 2019-11-12
CIK 315213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 FORM 10-Q
______________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      to                     .
Commission File Number 1-10427
ROBERT HALF INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware		94-1648752
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
2884 Sand Hill Road
Suite 200
Menlo Park,	California	94025
(Address of principal executive offices)		(zip-code)
Registrant’s telephone number, including area code: (650) 234-6000

Securities registered pursuant to Section 12(b) of the Act
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	RHI	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2019:
116,096,603 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share amounts)

September 30, 2019	December 31, 2018

ASSETS
Cash and cash equivalents	$312,741	$276,579
Accounts receivable, less allowances of $26,478 and $27,678	852,843	794,446
Other current assets	465,599	402,585
Total current assets	1,631,183	1,473,610
Goodwill	209,985	209,958
Other intangible assets, net	2,058	3,149
Property and equipment, net	126,220	125,176
Right-of-use assets	241,369	—
Noncurrent deferred income taxes	100,755	91,204
Total assets	$2,311,570	$1,903,097
LIABILITIES
Accounts payable and accrued expenses	$126,820	$168,031
Accrued payroll and benefit costs	773,431	638,769
Income taxes payable	6,122	12,536
Current portion of notes payable and other indebtedness	214	200
Current operating lease liabilities	70,853	—
Total current liabilities	977,440	819,536
Notes payable and other indebtedness, less current portion	295	457
Noncurrent operating lease liabilities	200,764	—
Other liabilities	21,241	19,906
Total liabilities	1,199,740	839,899
Commitments and Contingencies (Note I)
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value authorized 5,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $.001 par value authorized 260,000,000 shares; issued and outstanding 116,096,604 shares and 119,078,491 shares	116	119
Capital surplus	1,113,990	1,079,188
Accumulated other comprehensive loss	(25,871)	(16,109)
Retained earnings	23,595	—
Total stockholders’ equity	1,111,830	1,063,198
Total liabilities and stockholders’ equity	$2,311,570	$1,903,097

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net service revenues	$1,552,132	$1,466,226	$4,537,047	$4,318,613
Direct costs of services, consisting of payroll, payroll taxes, benefit costs and reimbursable expenses	905,686	855,758	2,645,472	2,528,661
Gross margin	646,446	610,468	1,891,575	1,789,952
Selling, general and administrative expenses	483,555	459,330	1,423,053	1,354,936
Amortization of intangible assets	339	429	1,022	1,334
Interest income, net	(1,230)	(1,196)	(3,768)	(2,937)
Income before income taxes	163,782	151,905	471,268	436,619
Provision for income taxes	46,601	36,663	129,677	115,895
Net income	$117,181	$115,242	$341,591	$320,724

Net income per share:
Basic	$1.02	$.96	$2.94	$2.65
Diluted	$1.01	$.95	$2.92	$2.62

Shares:
Basic	115,181	120,115	116,203	121,112
Diluted	115,868	121,443	116,934	122,193
Cash dividends declared per share	$.31	$.28	$.93	$.84

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
COMPREHENSIVE INCOME:
Net income	$117,181	$115,242	$341,591	$320,724
Foreign currency translation adjustments, net of tax	(10,011)	(3,383)	(9,762)	(13,299)
Total comprehensive income	$107,170	$111,859	$331,829	$307,425

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
COMMON STOCK—SHARES:
Balance at beginning of period	117,561	122,445	119,078	124,261
Net issuances of restricted stock	(3)	(2)	549	523
Repurchases of common stock	(1,461)	(1,068)	(3,530)	(3,409)
Balance at end of period	116,097	121,375	116,097	121,375
COMMON STOCK—PAR VALUE:
Balance at beginning of period	$118	$122	$119	$124
Net issuances of restricted stock	—	—	1	1
Repurchases of common stock	(2)	(1)	(4)	(4)
Balance at end of period	$116	$121	$116	$121
CAPITAL SURPLUS:
Balance at beginning of period	$1,102,101	$1,086,545	$1,079,188	$1,064,601
Net issuances of restricted stock at par value	—	—	(1)	(1)
Stock-based compensation expense	11,889	11,055	34,803	33,000
Balance at end of period	$1,113,990	$1,097,600	$1,113,990	$1,097,600
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:
Balance at beginning of period	$(15,860)	$(6,409)	$(16,109)	$3,507
Foreign currency translation adjustments, net of tax	(10,011)	(3,383)	(9,762)	(13,299)
Balance at end of period	$(25,871)	$(9,792)	$(25,871)	$(9,792)
RETAINED EARNINGS:
Balance at beginning of period	$22,868	$29,240	$—	$37,033
Net income	117,181	115,242	341,591	320,724
Repurchases of common stock—excess over par value	(80,219)	(78,958)	(208,166)	(223,440)
Cash dividends ($.31 per share, $.28 per share, $.93 per share, and $.84 per share)	(36,235)	(34,211)	(109,830)	(103,004)
Balance at end of period	$23,595	$31,313	$23,595	$31,313

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$341,591	$320,724
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,022	1,334
Depreciation expense	48,485	48,344
Stock-based compensation expense—restricted stock and stock units	34,803	33,000
Deferred income taxes	(9,685)	(8,427)
Provision for doubtful accounts	6,501	8,210
Changes in assets and liabilities:
Increase in accounts receivable	(72,288)	(119,096)
Increase in accounts payable, accrued expenses, accrued payroll and benefit costs	99,629	131,874
(Decrease) increase in income taxes payable	(6,734)	18,339
Change in other assets, net of change in other liabilities	(4,318)	14,975
Net cash flows provided by operating activities	439,006	449,277
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(45,138)	(27,186)
Payments to trusts for employee deferred compensation plans	(28,391)	(27,984)
Net cash flows used in investing activities	(73,529)	(55,170)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(214,047)	(216,401)
Cash dividends paid	(109,702)	(102,696)
Payments for notes payable and other indebtedness	(148)	(136)
Net cash flows used in financing activities	(323,897)	(319,233)
Effect of exchange rate changes on cash and cash equivalents	(5,418)	(7,887)
Net increase in cash and cash equivalents	36,162	66,987
Cash and cash equivalents at beginning of period	276,579	294,753
Cash and cash equivalents at end of period	$312,741	$361,740

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Stock repurchases awaiting settlement	$5,482	$7,043

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019

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
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of September 30, 2019, such estimates also include allowances for uncollectible accounts receivable, sales adjustments and allowances, workers’ compensation losses, income and other taxes, and assumptions used in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions. Actual results and outcomes may differ from management’s estimates and assumptions.
Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs for the three and nine months ended September 30, 2019 and 2018, are reflected in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Advertising costs	$13,557	$12,629	$41,386	$40,126

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
September 30, 2019

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
Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Implementation costs incurred in hosting arrangements are capitalized and reported as a component of other current assets. All other internal-use software development costs are capitalized and reported as a component of computer software within property and equipment on the unaudited Condensed Consolidated Statement of Financial Position. Internal-use software development costs capitalized for the three and nine months ended September 30, 2019 and 2018, are reflected in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Internal-use software development costs	$11,388	$1,148	$24,290	$3,415

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
September 30, 2019

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

Risk consulting and internal audit services revenues. Risk consulting and internal audit services contain one or more performance obligation(s) which are satisfied over a period of time. Revenues are recognized over time as the performance obligations are satisfied, because the services provided do not have any alternative use to the Company, and contracts generally include language giving the Company an enforceable right to payment for services provided to date. Revenue is measured using cost incurred relative to total estimated cost for the engagement to measure progress towards satisfying the Company’s performance obligations. Cost incurred represents work performed and thereby best depicts the transfer of control to the customer.

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2019

The following table presents the Company’s revenues disaggregated by line of business (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Accountemps	$489,690	$479,415	$1,460,155	$1,431,567
OfficeTeam	265,941	265,235	779,010	794,749
Robert Half Technology	185,268	176,552	536,571	508,060
Robert Half Management Resources	177,562	162,564	530,064	503,652
Temporary and consulting staffing	1,118,461	1,083,766	3,305,800	3,238,028
Permanent placement staffing	134,582	129,667	407,038	386,105
Risk consulting and internal audit services	299,089	252,793	824,209	694,480
Net service revenues	$1,552,132	$1,466,226	$4,537,047	$4,318,613

Payment terms in the Company’s contracts vary by the type and location of the Company’s customer and the services offered. The term between invoicing and when payment is due is not significant.

Contracts with multiple performance obligations are recognized as performance obligations are delivered, and contract value is allocated based on relative stand-alone selling values of the services and products in the arrangement. As of September 30, 2019, aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year was $76.9 million. Of this amount, $72.1 million is expected to be recognized within the next twelve months.

Contract liabilities are recorded when cash payments are received or due in advance of performance and are reflected in accounts payable and accrued expenses on the unaudited Condensed Consolidated Statement of Financial Position. The following table sets forth the activity in contract liabilities from December 31, 2018, through September 30, 2019 (in thousands):

Contract Liabilities
Balance as of December 31, 2018	$12,997
Payments in advance of satisfaction of performance obligations	8,766
Revenue recognized	(8,793)
Other, including translation adjustments	(3,353)
Balance as of September 30, 2019	$9,617

Note D—Other Current Assets
Other current assets consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Deposits in trusts for employee deferred compensation plans	$370,661	$311,708
Other	94,938	90,877
Other current assets	$465,599	$402,585

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2019

Note E—Goodwill
The following table sets forth the activity in goodwill from December 31, 2018 through September 30, 2019 (in thousands):

	Goodwill
	Temporary and consultant staffing	Permanent placement staffing	Risk consulting and internal audit services	Total
Balance as of December 31, 2018	$134,067	$26,058	$49,833	$209,958
Foreign currency translation adjustments	(87)	(24)	138	27
Balance as of September 30, 2019	$133,980	$26,034	$49,971	$209,985

Note F—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Computer hardware	$170,610	$177,237
Computer software	288,814	378,734
Furniture and equipment	113,869	107,421
Leasehold improvements	171,375	160,521
Other	11,809	10,319
Property and equipment, cost	756,477	834,232
Accumulated depreciation	(630,257)	(709,056)
Property and equipment, net	$126,220	$125,176

Note G—Leases

The Company has operating leases for corporate and field offices, and certain equipment. The Company’s leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases for up to 7 years, and some of which include options to terminate the leases within 1 year. Operating lease expenses for the three and nine months ended September 30, 2019, were $19.7 million and $57.3 million, respectively.

Supplemental cash flow information related to leases consisted of the following (in thousands):

Nine Months Ended September 30, 2019
Cash paid for operating lease liabilities	$57,912
Right-of-use assets obtained in exchange for new operating lease liabilities	$25,137

Supplemental balance sheet information related to leases consisted of the following:

September 30, 2019
Weighted average remaining lease term for operating leases	4.9 years
Weighted average discount rate for operating leases	3.0%

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2019

Future minimum lease payments under non-cancellable leases as of September 30, 2019, were as follows (in thousands):

2019 (excluding the nine months ended September 30, 2019)	$19,016
2020	75,360
2021	59,295
2022	45,318
2023	37,300
Thereafter	55,740
Less: Imputed interest	(20,412)
Present value of operating lease liabilities (a)	$271,617
(a) Includes current portion of $70.9 million for operating leases.

As of September 30, 2019, the Company had additional future minimum lease obligations totaling $21.2 million under operating leases that had not yet commenced. These operating leases include agreements for corporate and field office facilities with lease terms of 1 to 8 years.
Note H—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Payroll and benefits	$331,030	$263,072
Employee deferred compensation plans	386,188	333,528
Workers’ compensation	20,413	18,251
Payroll taxes	35,800	23,918
Accrued payroll and benefit costs	$773,431	$638,769

Included in employee deferred compensation plans is the following (in thousands):

	September 30, 2019	December 31, 2018
Deferred compensation plan and other benefits related to the Company’s Chief Executive Officer	$90,882	$89,212

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
September 30, 2019

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
In March 2019, the Company entered into an uncommitted credit facility (the “Credit Agreement”) of up to $100 million. The Company may request borrowings under the Credit Agreement that are denominated in U.S. dollars and each request is subject to approval by the lender. The Company must repay the aggregate principal amount of loans outstanding under the Credit Agreement on the termination date of each borrowing. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the London Interbank Offered Rate plus an applicable margin. There were no borrowings under the Credit Agreement as of September 30, 2019. The Company intends to renew this facility prior to its March 19, 2020 expiration.
Note J—Stockholders’ Equity
Stock Repurchase Program. As of September 30, 2019, the Company is authorized to repurchase, from time to time, up to 3.4 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the nine months ended September 30, 2019 and 2018, are reflected in the following table (in thousands):

	Nine Months Ended September 30,
	2019	2018
Common stock repurchased (in shares)	3,266	3,255
Common stock repurchased	$191,048	$214,502

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2019

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. The number and the cost of repurchases related to employee stock plans made during the nine months ended September 30, 2019 and 2018, are reflected in the following table (in thousands):

	Nine Months Ended September 30,
	2019	2018
Repurchases related to employee stock plans (in shares)	264	154
Repurchases related to employee stock plans	$17,122	$8,942

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Repurchase activity for the three and nine months ended September 30, 2019 and 2018, is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.
Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus.
Note K—Net Income Per Share
The calculation of net income per share for the three and nine months ended September 30, 2019 and 2018, is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income	$117,181	$115,242	$341,591	$320,724
Basic:
Weighted average shares	115,181	120,115	116,203	121,112

Diluted:
Weighted average shares	115,181	120,115	116,203	121,112
Dilutive effect of potential common shares	687	1,328	731	1,081
Diluted weighted average shares	115,868	121,443	116,934	122,193

Net income per share:
Basic	$1.02	$.96	$2.94	$2.65
Diluted	$1.01	$.95	$2.92	$2.62

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

ROBERT HALF INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2019

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net service revenues
Temporary and consultant staffing	$1,118,461	$1,083,766	$3,305,800	$3,238,028
Permanent placement staffing	134,582	129,667	407,038	386,105
Risk consulting and internal audit services	299,089	252,793	824,209	694,480
	$1,552,132	$1,466,226	$4,537,047	$4,318,613
Operating income
Temporary and consultant staffing	$101,428	$102,707	$312,684	$303,000
Permanent placement staffing	21,817	22,895	68,718	72,710
Risk consulting and internal audit services	39,646	25,536	87,120	59,306
	162,891	151,138	468,522	435,016
Amortization of intangible assets	339	429	1,022	1,334
Interest income, net	(1,230)	(1,196)	(3,768)	(2,937)
Income before income taxes	$163,782	$151,905	$471,268	$436,619

Note M—Subsequent Events
On November 6, 2019, the Company announced the following:

Quarterly dividend per share	$.31
Declaration date	November 6, 2019
Record date	November 25, 2019
Payment date	December 13, 2019

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain information contained in Management’s Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the Company’s future operating results or financial positions. These statements may be identified by words such as “estimate”, “forecast”, “project”, “plan”, “intend”, “believe”, “expect”, “anticipate”, or variations or negatives thereof or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. These risks and uncertainties include, but are not limited to, the following: changes to or new interpretations of U.S. or international tax regulations, the global financial and economic situation; changes in levels of unemployment and other economic conditions in the United States or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of candidates for temporary employment or the Company’s ability to attract candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company’s services, on the Company’s ability to maintain its margins; the possibility of the Company incurring liability for its activities, including the activities of its temporary employees, or for events impacting its temporary employees on clients’ premises; the possibility that adverse publicity could impact the Company’s ability to attract and retain clients and candidates; the success of the Company in attracting, training, and retaining qualified management personnel and other staff employees and in managing the recently announced leadership transition; the Company’s ability to comply with governmental regulations affecting personnel services businesses in particular or employer/employee relationships in general; whether there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; the Company’s reliance on short-term contracts for a significant percentage of its business; litigation relating to prior or current transactions or activities, including litigation that may be disclosed from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings; the ability of the Company to manage its international operations and comply with foreign laws and regulations; the impact of fluctuations in foreign currency exchange rates; the possibility that the additional costs the Company will incur as a result of health care reform legislation may adversely affect the Company’s profit margins or the demand for the Company’s services; the possibility that the Company’s computer and communications hardware and software systems could be damaged or their service interrupted or the Company could experience a cybersecurity breach; and the possibility that the Company may fail to maintain adequate financial and management controls and as a result suffer errors in its financial reporting. Additionally, with respect to Protiviti, other risks and uncertainties include the fact that future success will depend on its ability to retain employees and attract clients; there can be no assurance that there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; failure to produce projected revenues could adversely affect financial results; and there is the possibility of involvement in litigation relating to prior or current transactions or activities. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results.
Executive Overview
Demand for the Company’s temporary and consulting staffing, permanent placement staffing, and risk consulting and internal audit services is largely dependent upon general economic and labor trends both domestically and abroad. Correspondingly, financial results for the first three quarters of 2019 were positively impacted by global talent shortages, particularly in the United States. During the first three quarters of 2019, net service revenues were $4.54 billion, an increase of 5% from the prior year. Net income increased 7% to $342 million and diluted net income per share increased 11% to $2.92. All three of the Company’s reportable segments experienced revenue growth, led by risk consulting and internal audit services which increased 19% for the first three quarters of 2019 compared to the first three quarters of 2018.
We believe that the Company is well positioned in the current macroeconomic environment. The United States economic backdrop throughout the first three quarters of 2019 was conducive to growth for the Company as real gross domestic product (“GDP”) grew 3.1%, 2.0%, and 1.9% for the first, second, and third quarter, respectively, while the unemployment rate declined from 3.9% in December 2018 to 3.5% at the end of the third quarter of 2019. In the United States, the number of job openings has exceeded the number of hires since February 2015, creating competition for skilled talent that increases the Company’s value to clients. The U.S. labor market remains robust, with significant demand due to talent shortages across our professional disciplines, where unemployment remains near a 50-year low.
Demand for Protiviti’s services was broad-based across all of its consulting and internal audit solutions. Protiviti continues to nurture and grow a loyal client base.
We monitor various economic indicators and business trends in all of the countries in which we operate to anticipate demand for the Company’s services. We evaluate these trends to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The

Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends. As such, during the first three quarters of 2019, we added headcount in our temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services compared to prior year-end levels.
We have limited visibility into future revenues not only due to the dependence on macroeconomic conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, we typically assess headcount and other investments on at least a quarterly basis. That said, based on current trends and conditions, we expect headcount levels for our full-time staff to be modestly higher for each of our reporting segments throughout the remainder of 2019.
Capital expenditures, including $21 million for cloud computing arrangements, for the nine months ended September 30, 2019, totaled $66 million, approximately 62% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s future growth opportunities. Capital expenditures for cloud computing arrangements are included in cash flows from operating activities on the Company’s Condensed Consolidated Statements of Cash Flows. Capital expenditures also included amounts spent on tenant improvements and furniture and equipment in the Company’s leased offices. We currently expect that 2019 capital expenditures will range from $80 million to $90 million, of which $50 million to $60 million relates to software initiatives and technology infrastructure, including capitalized costs related to implementation of cloud computing arrangements.
On November 6, 2019, the Company announced that Harold M. Messmer, Jr., will continue to serve as Executive Chairman of the Company’s Board of Directors, but will retire from his position as Chief Executive Officer after 34 years of service to the Company, effective December 15, 2019. In connection with this leadership transition, and as part of the succession plan developed by the Board of Directors, M. Keith Waddell, currently Chief Financial Officer, will succeed Mr. Messmer as Chief Executive Officer.
Critical Accounting Policies and Estimates
The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There were no changes to the Company’s critical accounting policies or estimates for the nine months ended September 30, 2019.
Recent Accounting Pronouncements
See Note B—“New Accounting Pronouncements” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
Results of Operations
Demand for the Company’s temporary and consulting staffing, permanent placement staffing, and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Correspondingly, all three of the Company’s reportable segments for the quarter ended September 30, 2019, were positively impacted by global talent shortages, particularly in the United States. Because of the inherent difficulty in predicting economic trends and the absence of material long-term contracts in any of the Company’s business units, future demand for the Company’s services cannot be forecast with certainty. We believe the Company is well positioned in the current global macroeconomic environment.
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
Variations in the Company’s financial results include the impact of changes in foreign currency exchange rates, billing days, and certain intercompany adjustments. The Company provides “as adjusted” revenue growth calculations to remove the impact of these items. These calculations show the year-over-year revenue growth rates for the Company’s reportable segments on both a reported basis and also on an as adjusted basis for global, U.S. and international operations. The Company has provided this data because it focuses on the Company’s revenue growth rates attributable to operating activities and aids in evaluating revenue trends over time. The Company expresses year-over-year revenue changes as calculated percentages using the same number of billing days, constant currency exchange rates, and certain intercompany adjustments.

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
Three Months Ended September 30, 2019 and 2018
Revenues. The Company’s revenues were $1.55 billion for the three months ended September 30, 2019, increasing by 5.9% compared to $1.47 billion for the three months ended September 30, 2018. Revenues from foreign operations represented 22% of total revenues for the three months ended September 30, 2019, down from 24% of total revenues for the three months ended September 30, 2018. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. Revenue growth was strongest domestically. For the three months ended September 30, 2019, revenues for all three of the Company’s reportable segments were up, compared to the same period in 2018. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing revenues were $1.12 billion for the three months ended September 30, 2019, increasing by 3.2% compared to revenues of $1.08 billion for the three months ended September 30, 2018. Key drivers of temporary and consultant staffing revenues include average hourly bill rates and the number of hours worked by the Company’s temporary employees on client engagements. On an as adjusted basis, temporary and consultant staffing revenues increased 3.4% for the third quarter of 2019 compared to the third quarter of 2018, due primarily to a 4.8% increase in average bill rates, partially offset by fewer hours worked by the Company’s temporary employees. In the U.S., revenues in the third quarter of 2019 increased 5.7% on an as reported basis and 4.5% on an as adjusted basis, compared to the third quarter of 2018. For the Company’s international operations, 2019 third quarter revenues decreased 5.0% on an as reported basis and decreased 0.2% on an as adjusted basis, compared to the third quarter of 2018.
Permanent placement staffing revenues were $135 million for the three months ended September 30, 2019, increasing by 3.8% compared to revenues of $130 million for the three months ended September 30, 2018. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. On an as adjusted basis, permanent placement staffing revenues increased 3.4% for the third quarter of 2019 compared to the third quarter of 2018, driven by increases in the number of placements and average fees earned per placement. In the U.S., revenues for the third quarter of 2019 increased 6.5% on an as reported basis and 5.3% on an as adjusted basis, compared to the third quarter of 2018. For the Company’s international operations, revenues for the third quarter of 2019 decreased 2.1% on an as reported basis and decreased 0.6% on an as adjusted basis, compared to the third quarter of 2018. Historically, demand for permanent placement staffing is even more sensitive to economic and labor market conditions than demand for temporary and consultant staffing and this is expected to continue.
Risk consulting and internal audit services revenues were $299 million for the three months ended September 30, 2019, increasing by 18.3% compared to revenues of $253 million for the three months ended September 30, 2018. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On an as adjusted basis, risk consulting and internal audit services revenues increased 14.6% for the third quarter of 2019 compared to the third quarter of 2018, primarily due to an increase in billable hours. In the U.S., revenues in the third quarter of 2019 increased 17.5% on an as reported basis and 16.2% on an as adjusted basis, compared to the third quarter of 2018. Contributing to the U.S. increase were services related to business performance improvement, technology consulting, and internal audit and financial advisory practice areas. The Company’s risk consulting and internal audit services revenues from international operations increased 21.2% on an as reported basis and 9.3% on an as adjusted basis for the third quarter of 2019 compared to the third quarter of 2018.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended September 30, 2019, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	3.2%	5.7%	-5.0%
Billing Days Impact	-1.3%	-1.2%	-1.6%
Currency Impact	0.9%	—	3.8%
Intercompany Adjustments	0.6%	—	2.6%
As Adjusted	3.4%	4.5%	-0.2%
Permanent placement staffing
As Reported	3.8%	6.5%	-2.1%
Billing Days Impact	-1.4%	-1.2%	-1.5%
Currency Impact	1.0%	—	3.0%
As Adjusted	3.4%	5.3%	-0.6%
Risk consulting and internal audit services
As Reported	18.3%	17.5%	21.2%
Billing Days Impact	-1.4%	-1.3%	-1.8%
Currency Impact	0.8%	—	3.5%
Intercompany Adjustments	-3.1%	—	-13.6%
As Adjusted	14.6%	16.2%	9.3%
Gross Margin. The Company’s gross margin dollars were $646 million for the three months ended September 30, 2019, increasing by 5.9% compared to $610 million for the three months ended September 30, 2018. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars for temporary and consultant staffing represent revenues less direct costs of services, which consist of payroll, payroll taxes and benefit costs for temporary employees, and reimbursable expenses. The key drivers of gross margin are: i) pay-bill spreads, which represent the differential between wages paid to temporary employees and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company’s client. Gross margin dollars for the Company’s temporary and consultant staffing division were $424 million for the three months ended September 30, 2019, increasing 3.4% compared to $410 million for the three months ended September 30, 2018. As a percentage of revenues, gross margin for temporary and consultant staffing was 37.9% in the third quarter of 2019, up slightly from 37.8% in the third quarter of 2018.
Gross margin dollars for permanent placement staffing represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $134 million for the three months ended September 30, 2019, increasing 3.8% from $129 million for the three months ended September 30, 2018. Because reimbursable expenses for permanent placement staffing are de minimis, gross margin dollars are substantially explained by revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $88 million for the three months ended September 30, 2019, increasing 24.1% compared to $71 million for the three months ended September 30, 2018. As a percentage of revenues, gross margin for risk consulting and internal audit services in the third quarter of 2019 was 29.5%, up from 28.1% in the third quarter of 2018. The year-over-year improvement in gross margin percentage was due primarily to improved staff utilization and the relative composition of professional staff.
Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation, and occupancy costs. The Company’s selling, general and administrative expenses were $484 million for the three months ended September 30, 2019, increasing 5.3% from $459 million for the three months ended September 30, 2018. As a percentage of revenues, the Company’s selling, general and administrative expenses were 31.2% for the third quarter of 2019, down slightly from 31.3% in the third quarter of 2018. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $323 million for the three months ended September 30, 2019, increasing 4.9% from $307 million for the three months ended September 30, 2018. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing were 28.8% in the third quarter of 2019, up from 28.4% in the third quarter of 2018 due primarily to negative leverage resulting from the Company’s international operations.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $113 million for the three months ended September 30, 2019, increasing by 5.7% compared to $106 million for the three months ended September 30, 2018. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing were 83.6% in the third quarter of 2019, up from 82.1% in the third quarter of 2018 due primarily to negative leverage resulting from the Company’s international operations.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $48 million for the three months ended September 30, 2019, increasing by 6.6% compared to $46 million for the three months ended September 30, 2018. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 16.2% in the third quarter of 2019, down from 18.0% in the third quarter of 2018 due primarily to positive operating leverage resulting from increased revenues.
Operating Income. The Company’s total operating income was $163 million, or 10.5% of revenues, for the three months ended September 30, 2019, up from $151 million, or 10.3% of revenues, for the three months ended September 30, 2018. For the Company’s temporary and consultant staffing division, operating income was $101 million, or 9.1% of applicable revenues, down from $103 million, or 9.5% of applicable revenues, in the third quarter of 2018. For the Company’s permanent placement staffing division, operating income was $22 million, or 16.2% of applicable revenues, compared to an operating income of $23 million, or 17.7% of applicable revenues, in the third quarter of 2018. For the Company’s risk consulting and internal audit services division, operating income was $40 million, or 13.3% of applicable revenues, compared to an operating income of $25 million, or 10.1% of applicable revenues, in the third quarter of 2018.
Provision for income taxes. The provision for income taxes was 28.5% and 24.1% for the three months ended September 30, 2019 and 2018, respectively. The higher tax rate in the third quarter of 2019 is primarily due to a one-time accounting method change to account for the effect of the Tax Cuts and Jobs Act on the Company’s 2017 tax return filing, which resulted in a revaluation of deferred taxes recorded in the third quarter of 2018. The effect of this one-time accounting method change resulted in a reduced income tax expense in the third quarter of 2018 which was not repeated in the third quarter of 2019.

Nine Months Ended September 30, 2019 and 2018
Revenues. The Company’s revenues were $4.54 billion for the nine months ended September 30, 2019, increasing by 5.1% compared to $4.32 billion for the nine months ended September 30, 2018. Revenues from foreign operations represented 23% of total revenues for the nine months ended September 30, 2019, down from 24% of total revenues for the nine months ended September 30, 2018. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. For the nine months ended September 30, 2019, revenue for all three of the Company’s reportable segments were up, compared to the same period in 2018. Contributing factors for each reportable segment are discussed below in further detail.

Temporary and consultant staffing revenues were $3.31 billion for the nine months ended September 30, 2019, increasing by 2.1% compared to revenues of $3.24 billion for the nine months ended September 30, 2018. Key drivers of temporary and consultant staffing revenues include average hourly bill rates and the number of hours worked by the Company’s temporary employees on client engagements. On an as adjusted basis, temporary and consultant staffing revenues increased 4.4% for the first three quarters of 2019 compared to the first three quarters of 2018, due primarily to a 5.3% increase in average bill rates. In the U.S., revenues in the first three quarters of 2019 increased 4.2% on an as reported basis and 4.5% on an as adjusted basis, compared to the first three quarters of 2018. For the Company’s international operations, revenues for the first three quarters of 2019 decreased 4.8% on an as reported basis and increased 4.1% on an as adjusted basis, compared to the first three quarters of 2018.
Permanent placement staffing revenues were $407 million for the nine months ended September 30, 2019, increasing by 5.4% compared to revenues of $386 million for the nine months ended September 30, 2018. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. On an as adjusted basis, permanent placement staffing revenues increased 7.1% for the first three quarters of 2019 compared to the first three quarters of 2018, driven by increases in the number of placements and average fees earned per placement. In the U.S., revenues for the first three quarters of 2019 increased 7.7% on an as reported basis and 7.9% on an as adjusted basis, compared to the first three quarters of 2018. For the Company’s international operations, revenues for the first three quarters of 2019 increased 0.7% on an as reported basis and 5.3% on an as adjusted basis, compared to the first three quarters of 2018. Historically, demand for permanent placement staffing is even more sensitive to economic and labor market conditions than demand for temporary and consultant staffing and this is expected to continue.
Risk consulting and internal audit services revenues were $824 million for the nine months ended September 30, 2019, increasing by 18.7% compared to revenues of $694 million for the nine months ended September 30, 2018. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On an as adjusted basis, risk consulting and internal audit services revenues increased 15.2% for the first three quarters of 2019 compared to the first three quarters of 2018, due primarily to an increase in billable hours. In the U.S., revenues in the first three quarters of 2019 increased 15.8% on an as reported basis and 16.1% on an as adjusted basis, compared to the first three quarters of 2018. The Company’s risk consulting and internal audit services revenues for the first three quarters of 2019 from international operations increased 29.7% on an as reported basis and 12.5% on an as adjusted basis, compared to the first three quarters of 2018.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the nine months ended September 30, 2019, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	2.1%	4.2%	-4.8%
Billing Days Impact	0.1%	0.3%	-0.6%
Currency Impact	1.3%	—	5.7%
Intercompany Adjustments	0.9%	—	3.8%
As Adjusted	4.4%	4.5%	4.1%
Permanent placement staffing
As Reported	5.4%	7.7%	0.7%
Billing Days Impact	0.1%	0.2%	-0.5%
Currency Impact	1.6%	—	5.1%
As Adjusted	7.1%	7.9%	5.3%
Risk consulting and internal audit services
As Reported	18.7%	15.8%	29.7%
Billing Days Impact	0.0%	0.3%	-0.6%
Currency Impact	1.2%	—	5.1%
Intercompany Adjustments	-4.7%	—	-21.7%
As Adjusted	15.2%	16.1%	12.5%

Gross Margin. The Company’s gross margin dollars were $1.89 billion for the nine months ended September 30, 2019, increasing by 5.7% compared to $1.79 billion for the nine months ended September 30, 2018. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars for temporary and consultant staffing represent revenues less direct costs of services, which consist of payroll, payroll taxes and benefit costs for temporary employees, and reimbursable expenses. The key drivers of gross margin are: i) pay-bill spreads, which represent the differential between wages paid to temporary employees and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company’s client. Gross margin dollars for the Company’s temporary and consultant staffing division were $1.26 billion for the nine months ended September 30, 2019, increasing 3.5% compared to $1.21 billion for the nine months ended September 30, 2018. As a percentage of revenues, gross margin for temporary and consultant staffing was 38.0% for the nine months ended September 30, 2019, up from 37.5% for the nine months ended September 30, 2018. This year-over-year improvement in gross margin percentage was primarily attributable to higher pay-bill spreads.
Gross margin dollars for permanent placement staffing represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $406 million for the nine months ended September 30, 2019, increasing 5.4% from $385 million for the nine months ended September 30, 2018. Because reimbursable expenses for permanent placement staffing are de minimis, gross margin dollars are substantially explained by revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $228 million for the nine months ended September 30, 2019, increasing 20.1% compared to $190 million for the nine months ended September 30, 2018. As a percentage of revenues, gross margin for risk consulting and internal audit services in the first three quarters of 2019 was 27.7%, up slightly from 27.3% in the first three quarters of 2018.
Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation, and occupancy costs. The Company’s selling, general and administrative expenses were $1.42 billion for the nine months ended September 30, 2019, increasing 5.0% from $1.35 billion for the nine months ended September 30, 2018. As a percentage of revenues, the Company’s selling, general and administrative expenses were 31.4% for both the first three quarters of 2019 and 2018. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $945 million for the nine months ended September 30, 2019, increasing 3.6% from $912 million for the nine months ended September 30, 2018. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing were 28.6% in the first three quarters of 2019, up from 28.2% in the first three quarters of 2018 due primarily to negative leverage resulting from the Company’s international operations.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $338 million for the nine months ended September 30, 2019, increasing by 8.0% compared to $313 million for the nine months ended September 30, 2018. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing were 82.9% in the first three quarters of 2019, up from 81.0% in the first three quarters of 2018 due primarily to negative leverage resulting from the Company’s international operations.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $141 million for the nine months ended September 30, 2019, increasing by 8.0% compared to $130 million for the nine months ended September 30, 2018. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 17.1% in the first three quarters of 2019, down from 18.8% in the first three quarters of 2018 due primarily to positive operating leverage resulting from increased revenues.
Operating Income. The Company’s total operating income was $469 million, or 10.3% of revenues, for the nine months ended September 30, 2019, up from $435 million or 10.1% of revenues, for the nine months ended September 30, 2018. For the

Company’s temporary and consultant staffing division, operating income was $313 million, or 9.5% of applicable revenues, up from $303 million, or 9.4% of applicable revenues, in the first three quarters of 2018. For the Company’s permanent placement staffing division, operating income was $69 million, or 16.9% of applicable revenues, down from an operating income of $73 million, or 18.8% of applicable revenues, in the first three quarters of 2018. For the Company’s risk consulting and internal audit services division, operating income was $87 million, or 10.6% of applicable revenues, compared to an operating income of $59 million or 8.5% of applicable revenues, in the first three quarters of 2018.
Provision for income taxes. The provision for income taxes was 27.5% and 26.5% for the nine months ended September 30, 2019 and 2018, respectively. The higher tax rate in 2019 is primarily due to a one-time accounting method change to account for the effect of the Tax Cuts and Jobs Act on the Company’s 2017 tax return filing, which resulted in a revaluation of deferred taxes recorded in the third quarter of 2018. The effect of this one-time accounting method change resulted in a reduced income tax expense in 2018 which was not repeated in 2019. This increase was partially offset by the recognition of tax benefits related to restricted stock vesting in the first three quarters of 2019.
Liquidity and Capital Resources
The change in the Company’s liquidity during the nine months ended September 30, 2019 and 2018, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, payment to trusts for employee deferred compensation plans, repurchases of common stock, and payment of dividends.
Cash and cash equivalents were $313 million and $362 million at September 30, 2019 and 2018, respectively. Operating activities provided $439 million during the nine months ended September 30, 2019, which was offset by $73 million and $324 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $449 million during the nine months ended September 30, 2018, which was partially offset by $55 million and $319 million of net cash used in investing activities and financing activities, respectively.
Operating activities—Net cash provided by operating activities for the nine months ended September 30, 2019, was composed of net income of $342 million, adjusted upward for non-cash items of $81 million, and cash provided by changes in working capital of $16 million. Net cash provided by operating activities for the nine months ended September 30, 2018, was composed of net income of $321 million, adjusted upward for non-cash items of $82 million, and cash provided by changes in working capital of $46 million.
Investing activities—Net cash used in investing activities for the nine months ended September 30, 2019, was $73 million. This was composed of capital expenditures of $45 million and deposits to trusts for employee deferred compensation plans of $28 million. Net cash used in investing activities for the nine months ended September 30, 2018, was $55 million. This was composed of capital expenditures of $27 million and deposits to trusts for employee deferred compensation plans of $28 million.
Financing activities—Net cash used in financing activities for the nine months ended September 30, 2019, was $324 million. This primarily included repurchases of $214 million in common stock and $110 million in cash dividends paid to stockholders. Net cash used in financing activities for the nine months ended September 30, 2018, was $319 million. This primarily included repurchases of $216 million in common stock and $103 million in cash dividends paid to stockholders.
As of September 30, 2019, the Company is authorized to repurchase, from time to time, up to 3.4 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the nine months ended September 30, 2019 and 2018, the Company repurchased 3.3 million shares, at a cost of $191 million, and 3.3 million shares of common stock, at a cost of $215 million, on the open market, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the nine months ended September 30, 2019 and 2018, such repurchases totaled 0.3 million shares, at a cost of $17 million, and 0.2 million shares, at a cost of $9 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital at September 30, 2019, included $313 million in cash and cash equivalents. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
In March 2019, the Company entered into an uncommitted credit facility (the “Credit Agreement”) of up to $100 million. The Company may request borrowings under the Credit Agreement that are denominated in U.S. dollars and each request is subject to approval by the lender. The Company must repay the aggregate principal amount of loans outstanding under the Credit Agreement on the termination date of each borrowing. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the London Interbank Offered Rate plus an applicable margin. There were no borrowings under the Credit Agreement as of September 30, 2019. The Company intends to renew this facility prior to its March 19, 2020 expiration.
On November 6, 2019, the Company announced a quarterly dividend of $.31 per share to be paid to all shareholders of record as of November 25, 2019. The dividend will be paid on December 13, 2019.
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
For the nine months ended September 30, 2019, approximately 23% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, and Australian dollar, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.
During the first nine months of 2019, the U.S. dollar fluctuated, but generally strengthened, against the primary currencies in which the Company conducts business, compared to one year ago. Currency exchange rates had the effect of decreasing reported net service revenues by $56 million, or 1.3%, in the first three quarters of 2019 compared to the same period one year ago. The general strengthening of the U.S. dollar also affected the reported level of expenses incurred in our foreign operations. Because substantially all our foreign operations generated revenues and incurred expenses within the same country and currency, the effect of lower reported revenues is largely offset by the decrease in reported operating expenses. Reported net income was $2 million, or 0.7%, lower in the first three quarters of 2019 compared to the same period one year ago due to the effect of currency exchange rates.
For the one month ended October 31, 2019, the U.S. dollar has weakened against the Canadian dollar, Euro, Australian dollar, and British pound since September 30, 2019. If currency exchange rates were to remain at October 2019 levels throughout the remainder of 2019, the Company’s full-year reported revenues would remain unfavorably impacted, mostly offset by a favorable impact to operating expenses compared to full year 2018 results. Should current trends continue, the impact to reported net income would be immaterial.
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

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (b)
July 1, 2019 to July 31, 2019	—		$—	—	4,895,153
August 1, 2019 to August 31, 2019	845,797		$55.06	845,797	4,049,356
September 1, 2019 to September 30, 2019	614,980	(a)	$54.72	607,912	3,441,444
Total July 1, 2019 to September 30, 2019	1,460,777			1,453,709

(a)	Includes 7,068 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes and/or exercise price.

(b)
Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 118,000,000 shares have been authorized for repurchase of which 114,558,556 shares have been repurchased as of September 30, 2019.

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosure
Not applicable.

ITEM 5. Other Information
None.
ITEM 6. Exhibits

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

3.2	Amended and Restated By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.1	Part I, Item 1 of this Form 10-Q formatted in Inline XBRL.

104	Cover page of this Form 10-Q formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ M. KEITH WADDELL
M. Keith Waddell Vice Chairman, President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: November 12, 2019