Form 10-K
period 2019-12-31
ROBERT HALF INTERNATIONAL INC.
filed 2020-02-14
CIK 315213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 __________________________________________
Commission file number 1-10427
ROBERT HALF INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1648752
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2884 Sand Hill Road, Menlo Park, California	94025
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code:  (650) 234-6000
 __________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $.001 per Share	RHI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
__________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒
Accelerated filer ☐ Non-accelerated filer ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company.  ☐  Yes   ☒  No
As of June 30, 2019, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $6,518,872,985 based on the closing sale price on that date. This amount excludes the market value of 3,315,944 shares of Common Stock directly or indirectly held by registrant’s directors and officers and their affiliates.
As of January 31, 2020, there were 115,120,403 outstanding shares of the registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be mailed to stockholders in connection with the registrant’s annual meeting of stockholders, scheduled to be held in May 2020, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

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
The Company’s business was originally founded in 1948. Prior to 1986, the Company was primarily a franchisor, under the names Accountemps and Robert Half (now called Robert Half Finance & Accounting), of offices providing temporary and full-time professionals in the fields of accounting and finance. Beginning in 1986, the Company and its current management embarked on a strategy of acquiring franchised locations. All of the franchises have been acquired. The Company believes that direct ownership of offices allows it to better monitor and protect the image of its trade names, promotes a more consistent and higher level of quality and service throughout its network of offices and improves profitability by centralizing many of its administrative functions. Since 1986, the Company has significantly expanded operations at many of the acquired locations, opened many new locations and acquired other local or regional providers of specialized temporary service personnel. The Company has also expanded the scope of its services by launching the new product lines OfficeTeam, Robert Half Technology, Robert Half Management Resources, Robert Half Legal and The Creative Group.
In 2002, the Company hired more than 700 professionals who had been affiliated with the internal audit and business and technology risk consulting practice of Arthur Andersen LLP, including more than 50 individuals who had been partners of that firm. These professionals formed the base of the Company’s Protiviti Inc. subsidiary. Protiviti has enabled the Company to enter the market for business consulting and internal audit services, which market the Company believes offers synergies with its traditional lines of business.
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
Protiviti
Protiviti is a global consulting firm that delivers an expanding set of services across its defined solution offerings of Business Performance Improvement, Internal Audit, Managed Solutions, Risk and Compliance and Technology Consulting. Protiviti and its independently owned member firms works collaboratively with its clients in over 25 countries to help them achieve their business objectives and delivers confidence in an ever-evolving dynamic business world. Clients range from high-growth, pre-public/transactional established start-ups to the largest global companies, across seven focused industries.
Marketing and Recruiting
The Company markets its staffing services to clients and employment candidates via both national and local advertising activities. Advertising consists of client- and employment candidate-facing buys in radio, digital display, search engine marketing, social media, trade publications, job boards and events. The Company also markets its services, as well as hiring and career management advice and thought leadership, via its website, e-mail marketing program, social media and blog. Direct marketing via telephone solicitation is a significant portion of the Company’s total marketing efforts. Additionally, the Company has expanded its use of job boards and aggregators in all aspects of sales and recruitment. Joint marketing arrangements have been entered into with major software manufacturers and typically provide for the development of proprietary skills tests, cooperative advertising, joint campaigns, and similar promotional activities. The Company also actively seeks endorsements and affiliations with professional organizations in the accounting and finance, technology, legal, and creative and marketing fields. In addition, the Company conducts public relations activities designed to enhance public recognition of the Company and its services. This includes outreach to journalists, bloggers and social media influencers, and the distribution of print, digital, and video thought leadership. Robert Half staffing and recruiting professionals are encouraged to be active in civic organizations and industry trade groups in their local communities.
Protiviti markets its business consulting and internal audit services to a variety of clients in a range of industries. Industry and competency teams conduct targeted marketing efforts, locally, nationally and globally, including print advertising, production of thought leadership, and branded speaking events. National advertising conducted by Protiviti consists primarily of print advertisements in magazines and selected trade journals. Protiviti regularly conducts a variety of programs to share its insights with clients on current topics such as risk, technology, corporate governance, and industry challenges. It conducts public relations activities, such as distributing press releases, white papers, case studies and newsletters, designed to enhance recognition for the Protiviti brand, establish its expertise in key issues surrounding its business and promote its services. Protiviti plans to expand both the services and value added content on the Protiviti.com website and increase traffic through targeted Internet advertising. Local employees are encouraged to be active in relevant social media communities, civic organizations and industry trade groups.
The Company and its subsidiaries own many trademarks, service marks and tradenames, including the Robert Half® Finance & Accounting, Accountemps®, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group® and Protiviti® marks, which are registered in the United States and in a number of foreign countries.
Organization
Management of the Company’s staffing operations is coordinated from its headquarters facilities in Menlo Park and San Ramon, California. The Company’s headquarters provides support and centralized services to its offices in the administrative, marketing, public relations, accounting, information technology, training and legal areas, particularly as it relates to the standardization of the operating procedures of its offices. As of December 31, 2019, the Company conducted its staffing services operations through 326 offices in 42 states, the District of Columbia and 17 foreign countries. Office managers are responsible for most activities of their offices, including sales, local advertising and marketing and recruitment.
The day-to-day operations of Protiviti are managed by a chief executive officer and a senior management team with operational and administrative support provided by individuals located in San Ramon and Menlo Park, California. As of December 31, 2019, Protiviti had 62 offices in 23 states and 11 foreign countries.
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
Protiviti faces competition in its efforts to attract clients, expand relationships with existing clients and win proposal presentations. The global professional service business is highly competitive with a dynamic regulatory environment, disruptive new technologies, security and privacy concerns and high demand for skilled professionals all driving significant opportunities. The principal competitors of Protiviti remain the “big four” accounting firms. Significant competitive factors include reputation, technology, tools, project methodologies, price of services and depth of skills of personnel. Protiviti believes its competitive strengths lie in the collaborative approach they take to working with clients which drive knowledge transfer, understanding of client issues and value creation. This is coupled with a “configure-to-fit” resourcing model to create blended teams of full-time Protiviti professionals and engagement professionals from Robert Half’s network of specialized talent to precisely match expertise, approach and people to the changing global needs of clients on consulting and managed solutions projects.
Employees
The Company has approximately 16,000 full-time internal staff, including approximately 4,500 employees engaged directly in Protiviti operations. In addition, the Company placed approximately 205,600 engagement professionals on assignments with clients during 2019. In 2018, the Company had approximately 15,200 full-time internal staff, including approximately 4,000 employees engaged directly in Protiviti operations. In 2018, the Company placed approximately 216,500 engagement professionals on assignments with clients. The substantial majority of engagement professionals placed on assignment by the Company are the Company’s legal employees while they are working on assignments. The Company pays the related costs of employment, such as workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company provides access to voluntary health insurance coverage to interested employees.

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
Item 1A.    Risk Factors
The Company’s business prospects are subject to various risks and uncertainties that impact its business. The most important of these risks and uncertainties are as follows:

Risks Related to the Company’s Business Environment

Any reduction in global economic activity may harm the Company’s business and financial condition. The demand for the Company’s services, in particular its staffing services, is highly dependent upon the state of the economy and upon the staffing needs of the Company’s clients. Certain of the Company’s markets have recently experienced economic uncertainty characterized by increasing unemployment, limited availability of credit and decreased consumer and business spending. In addition, certain geopolitical events, including ongoing trade negotiations and the ongoing negotiation of the United Kingdom’s withdrawal from the European Union (“Brexit”), have caused significant economic, market, political and regulatory uncertainty in some of the Company’s markets. Any decline in the economic condition or employment levels of the U.S. or of any of the foreign countries in which the Company does business, or in the economic condition of any region of any of the foregoing, or in any specific industry may severely reduce the demand for the Company’s services and thereby significantly decrease the Company’s revenues and profits. Further, continued or intensifying economic, political or regulatory uncertainty in the Company’s markets could reduce demand for the Company’s services.

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

Significant U.K. or European developments stemming from the U.K.’s decision to withdraw from the European Union could have a material adverse effect on the Company. In the past several years, the European market experienced economic uncertainty, which adversely affected, and the return of which may in the future adversely affect, the Company’s operations in Europe. In particular, Brexit has contributed to, and may continue to contribute to, European economic, market and regulatory uncertainty and could adversely affect European or worldwide economic, market, regulatory, or political conditions. To the extent that adverse economic conditions and uncertainty in Europe (related to Brexit or otherwise) worsen, demand for the Company’s services may decline, which could significantly harm its business and results of operations.

Natural disasters and unusual weather conditions, pandemic outbreaks, terrorist acts, global political events and other serious catastrophic events could disrupt business and otherwise materially adversely affect our business and financial condition. With operations in many states and multiple foreign countries, we are subject to numerous risks outside of our control, including risks arising from natural disasters, such as fires, earthquakes, hurricanes, floods, tornadoes, unusual weather conditions, pandemic outbreaks and other global health emergencies, terrorist acts or disruptive global political events, or similar disruptions that could materially adversely affect our business and financial performance. For example, the Company’s operations are heavily dependent on the ability of employees and consultants to travel from business to business and from location to location. Any public health emergencies, including a real or potential global pandemic such as those caused by the avian flu, SARS, Ebola, Coronavirus, or even a particularly virulent flu, could decrease demand for our services and our ability to offer them. Uncharacteristic or significant weather conditions can affect travel and the ability of businesses to remain open, which could lead to decreased ability to offer our services and materially adversely affect our short-term results of operations. In addition, these events could result in delays in placing employees and consultants, the temporary disruption in the transport of employees and consultants overseas and domestically, the inability of employees and consultants to reach or have transportation to clients directly affected by such events and disruption to our information systems. Although it is not possible to predict such events or their consequences, these events could materially adversely affect our reputation, business and financial condition.

Risks Related to the Company’s Operations

The Company may be unable to find sufficient candidates for its staffing business. The Company’s staffing services business consists of the placement of individuals seeking employment. There can be no assurance that candidates for employment will continue to seek employment through the Company. Candidates generally seek temporary or regular positions through multiple sources, including the Company and its competitors. Unemployment in the United States has been low in the past couple of years and has recently decreased further; some economists have speculated that in certain markets, the U.S. could be at or near full employment. This phenomenon has made finding sufficient eligible candidates to meet employers’ demands more challenging and further decreases in the employment rates could compound these difficulties. Any shortage of candidates could materially adversely affect the Company.

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

Protiviti’s operations could subject it to liability. The business of Protiviti consists of providing business consulting and internal audit services. Liability could be incurred, or litigation could be instituted against the Company or Protiviti for claims related to these activities or to prior transactions or activities. There can be no assurance that such liability or litigation will not have a material adverse impact on Protiviti or the Company.

Legal and Regulatory Risks

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

The countries in which we operate may, among other things:
•create additional regulations that prohibit or restrict the types of employment services that the Company currently provides;
•require new or additional benefits be paid to the Company’s employees;
•require the Company to obtain additional licensing to provide employment services; or
•increase taxes, such as sales or value-added taxes, payable by the providers of temporary workers.

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

The Company’s compliance policies and controls may not prevent violations that could result in significant fines and penalties. The Company could also be exposed to fines and penalties under U.S. or local jurisdiction trade sanctions and controls as well as laws prohibiting corrupt payments to governmental officials including the Foreign Corrupt Practices Act and similar laws that prohibit payments to foreign officials. Failure to comply with local laws in a particular market may result in substantial liability and could have a significant and negative effect not only on our business in that market but also on our reputation generally. Although the Company has implemented policies and procedures designed to ensure compliance with these laws, it cannot be sure that its employees, contractors or agents will not violate such policies. Any such violations could materially damage the Company’s reputation, brand, business and operating results.

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

President Trump and the U.S. Congress have and likely will continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the PPACA. The U.S. Congress has made several attempts to repeal or modify the PPACA and in 2019, the U.S. Court of Appeals for the Fifth Circuit invalidated significant portions of the PPACA. In 2020, the U.S. House of Representatives petitioned the U.S. Supreme Court to review the Fifth Circuit’s decision. It is unclear at this point what the scope of any future such legislation will be and when it will become effective. Because of the uncertainty surrounding this replacement health care reform legislation, we cannot predict with any certainty the likely impact of the PPACA’s repeal or the adoption of any other health care reform legislation on the Company’s financial condition or operating results. Whether or not there is alternative health care legislation enacted in the U.S., there is likely to be significant disruption to the health care market in the coming months and years and the costs of the Company’s health care expenditures may increase.

U.S. federal tax regulations and interpretations could adversely affect the Company. On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. Notwithstanding the reduction in the corporate income tax rate, the overall impact of these changes on the Company’s results of operations will likely evolve as new regulations and interpretations relating to the TCJA are implemented. In addition, various political figures have pledged their support to overturning or modifying key aspects of the TCJA which could further increase the uncertainty relating to the impact of this or any future tax legislation on the Company’s results of operations.

Risks Related to the Company’s Information Technology, Cybersecurity and Data Protection

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

Risks Related to the Company’s Internal Controls and Accounting Policies

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

The Company’s culture may not sufficiently encourage timely identification and escalation of significant risk issues. The collective impact of the tone at the top, tone in the middle and tone at the bottom on risk management, compliance and responsible business behavior has a huge effect on timely escalation of risk issues, particularly those affecting core operations.
Item 1B.    Unresolved Staff Comments.
Not applicable.
Item 2.    Properties
The Company’s headquarters operations are located in Menlo Park and San Ramon, California. As of December 31, 2019, placement activities were conducted through 326 offices located in the United States, Canada, the United Kingdom, Belgium, Brazil, France, the Netherlands, Germany, Luxembourg, Switzerland, Japan, China, Singapore, Australia, New Zealand, Austria, the United Arab Emirates, and Chile. As of December 31, 2019, Protiviti had 62 offices in the United States, Canada, Australia, China, France, Germany, Italy, the Netherlands, Japan, Singapore, India and the United Kingdom. All of the offices are leased.
Item 3.    Legal Proceedings
On March 23, 2015, Plaintiff Jessica Gentry, on her own behalf and on behalf of a putative class of allegedly similarly situated individuals, filed a complaint against the Company in the Superior Court of California, San Francisco County, which was subsequently amended on October 23, 2015. The complaint alleges that a putative class of current and former employees of the Company working in California since March 13, 2010 were denied compensation for the time they spent interviewing “for temporary and permanent employment opportunities” as well as performing activities related to the interview process. Gentry seeks recovery on her own behalf and on behalf of the putative class in an unspecified amount for this allegedly unpaid compensation. Gentry also seeks recovery of an unspecified amount for the alleged failure of the Company to provide her and the putative class with accurate wage statements. Gentry also seeks an unspecified amount of other damages, attorneys’ fees, and statutory penalties, including penalties for allegedly not paying all wages due upon separation to former employees and statutory penalties on behalf of herself and other allegedly “aggrieved employees” as defined by California’s Labor Code Private Attorneys General Act (“PAGA”). On January 4, 2016, the Court denied a motion by the Company to compel all of Gentry’s claims, except the PAGA claim, to individual arbitration. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding and, accordingly, no amounts have been provided in the Company’s Financial Statements. The Company believes it has meritorious defenses to the allegations and the Company intends to continue to vigorously defend against the litigation.
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
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (b)
October 1, 2019 to October 31, 2019	—		$—	—	3,441,444
November 1, 2019 to November 30, 2019	425,242		$57.85	425,242	3,016,202
December 1, 2019 to December 31, 2019	649,526	(a)	$61.39	562,436	2,453,766
Total October 1, 2019 to December 31, 2019	1,074,768			987,678

(a)Includes 87,090 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(b)Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 118,000,000 shares have been authorized for repurchase of which 115,546,234 shares have been repurchased as of December 31, 2019.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights A	Weighted average exercise price of outstanding options, warrants and rights B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by security holders	—	—	4,823,372
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	4,823,372

Since May 2005, all grants have been made pursuant to the Stock Incentive Plan, which was approved by stockholders in May 2005 and re-approved in May 2008, May 2011, May 2013, May 2014, and May 2019. Such plan authorizes the issuance of stock options, restricted stock, stock units and stock appreciation rights to directors, executive officers and employees.

Stock Performance Graph
The following graph compares, through December 31, 2019, the cumulative total return of the Company’s Common Stock, an index of certain publicly traded employment services companies, and the S&P 500. The graph assumes the investment of $100 at the beginning of the period depicted in the chart and reinvestment of all dividends. The peer companies are weighted by their respective market caps at the beginning of each period. The information presented in the graph was obtained by the Company from outside sources it considers to be reliable but has not been independently verified by the Company.

$200
$150
$100
$50
$0
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
Robert Half International Inc.
S&P 500 Index
Peer Group(a)

(a)This index represents the cumulative total return of the Company and the following corporations providing temporary or permanent employment services: Kelly Services, Inc.; Kforce Inc.; ManpowerGroup; and Resources Connection Inc.

Item 6. Selected Financial Data
The selected five-year financial data presented below should be read in conjunction with the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Company’s Consolidated Financial Statements and the Notes thereto contained in Item 8. Financial Statements and Supplementary Data.

	Years Ended December 31,
	2019	2018	2017	2016	2015

	(in thousands)
Income Statement Data:
Service revenues	$6,074,432	$5,800,271	$5,266,789	$5,250,399	$5,094,933
Costs of services	3,543,913	3,390,257	3,102,977	3,089,723	2,980,462
Gross margin	2,530,519	2,410,014	2,163,812	2,160,676	2,114,471
Selling, general and administrative expenses	1,908,768	1,821,089	1,646,532	1,606,217	1,533,799
Amortization of intangible assets	1,361	1,705	1,563	1,237	192
Interest income, net	(5,125)	(4,382)	(1,799)	(888)	(550)
Income before income taxes	625,515	591,602	517,516	554,110	581,030
Provision for income taxes	171,082	157,314	226,932	210,721	223,234
Net income	$454,433	$434,288	$290,584	$343,389	$357,796

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)
Net Income Per Share:
Basic	$3.93	$3.60	$2.34	$2.68	$2.72
Diluted	$3.90	$3.57	$2.33	$2.67	$2.69
Shares:
Basic	115,656	120,513	124,152	127,991	131,749
Diluted	116,411	121,602	124,892	128,766	132,930
Dividends Declared Per Share	$1.24	$1.12	$.96	$.88	$.80

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Total assets	$2,311,408	$1,903,097	$1,867,454	$1,777,971	$1,671,044
Notes payable, less current portion	$239	$457	$657	$840	$1,007
Stockholders’ equity	$1,143,683	$1,063,198	$1,105,265	$1,086,599	$1,003,781

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain information contained in Management’s Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the Company’s future operating results or financial positions. These statements may be identified by words such as “estimate”, “forecast”, “project”, “plan”, “intend”, “believe”, “expect”, “anticipate”, or variations or negatives thereof or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. These risks and uncertainties include, but are not limited to, the following: changes to or new interpretations of U.S. or international tax regulations; the global financial and economic situation; changes in levels of unemployment and other economic conditions in the United States or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of candidates for temporary employment or the Company’s ability to attract candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company’s services, on the Company’s ability to maintain its margins; the possibility of the Company incurring liability for its activities, including the activities of its engagement professionals, or for events impacting its engagement professionals on clients’ premises; the possibility that adverse publicity could impact the Company’s ability to attract and retain clients and candidates; the success of the Company in attracting, training, and retaining qualified management personnel and other staff employees and in managing the recently announced leadership transition; the Company’s ability to comply with governmental regulations affecting personnel services businesses in particular or employer/employee relationships in general; whether there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; the Company’s reliance on short-term contracts for a significant percentage of its business; litigation relating to prior or current transactions or activities, including litigation that may be disclosed from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings; the ability of the Company to manage its international operations and comply with foreign laws and regulations; the impact of fluctuations in foreign currency exchange rates; the possibility that the additional costs the Company will incur as a result of health care reform legislation may adversely affect the Company’s profit margins or the demand for the Company’s services; the possibility that the Company’s computer and communications hardware and software systems could be damaged or their service interrupted or the Company could experience a cybersecurity breach; and the possibility that the Company may fail to maintain adequate financial and management controls and as a result suffer errors in its financial reporting. Additionally, with respect to Protiviti, other risks and uncertainties include the fact that future success will depend on its ability to retain employees and attract clients; there can be no assurance that there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; failure to produce projected revenues could adversely affect financial results; and there is the possibility of involvement in litigation relating to prior or current transactions or activities. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results. Further information regarding these and other risks and uncertainties is contained in Item 1A. “Risk Factors.”

Executive Overview
Demand for the Company’s temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services is largely dependent upon general economic and labor trends both domestically and abroad. Annual service revenues reached $6.07 billion in 2019, an increase of 5% from the prior year. Full-year 2019 net income increased to $454 million and diluted net income per share increased to $3.90. All three of the Company’s reportable segments experienced revenue growth, led by risk consulting and internal audit services which increased 18% in 2019 compared to last year.
We believe that the Company is well positioned in the current macroeconomic environment. The United States economic backdrop during 2019 was conducive to growth for the Company as real gross domestic product (“GDP”) grew an estimated 2.3%, while the unemployment rate declined from 3.9% in December 2018 to 3.5% in December 2019. In the United States, the number of job openings has exceeded the number of hires since February 2015, creating competition for skilled talent that increases the Company’s value to clients. The U.S. labor market remains robust, with significant demand due to talent shortages across our professional disciplines, where unemployment remains near a 50-year low.
Demand for Protiviti’s services was broad-based across all of its consulting and internal audit solutions. Protiviti continues to nurture and grow a loyal client base.
We monitor various economic indicators and business trends in all of the countries in which we operate to anticipate demand for the Company’s services. We evaluate these trends to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The

Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends. As such, during 2019, we added headcount in all of our lines of business compared to prior year-end levels.
We have limited visibility into future revenues not only due to the dependence on macroeconomic conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, we typically assess headcount and other investments on at least a quarterly basis. That said, based on current trends and conditions, we expect headcount levels for our full-time staff to remain relatively flat for each of our reporting segments throughout the first quarter of 2020.
Capital expenditures, including $30 million related to cloud computing implementations, in 2019, totaled $90 million, approximately 62% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s future growth opportunities. Capital expenditures for cloud computing implementation costs are included in cash flows from operating activities on the Company’s Condensed Consolidated Statements of Cash Flows. Capital expenditures also included amounts spent on tenant improvements and furniture and equipment in the Company’s leased offices. We currently expect that 2020 capitalized expenditures will range from $100 million to $110 million, of which $50 million to $60 million relates to software initiatives and technology infrastructure, including capitalized costs relating to the implementation of cloud computing arrangements.
Critical Accounting Policies and Estimates
As described below, the Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments.
Service Revenues.    The Company derives its revenues from three segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. Revenues are recognized when promised goods or services are delivered to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. See Note C—“Revenue Recognition” to the Company’s Consolidated Financial Statements included under Part II—Item 8 of this report.
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

The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. Valuation allowances of $21.6 million and $23.1 million were recorded as of December 31, 2019 and 2018, respectively. The valuation allowances recorded relate primarily to net operating losses in certain foreign operations. If such losses are ultimately utilized to offset future operating income, the Company will recognize a tax benefit up to the full amount of the related valuation reserve.
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

The Company’s temporary and permanent staffing business conducts placement activities through 326 offices in 42 states, the District of Columbia and 17 foreign countries, while Protiviti has 62 offices in 23 states and 11 foreign countries.
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
Years ended December 31, 2019 and 2018
Revenues.    The Company’s revenues were $6.07 billion for the year ended December 31, 2019, increasing by 4.7% compared to $5.80 billion for the year ended December 31, 2018. Revenues from foreign operations represented 22% and 24% of total revenues for the years ended December 31, 2019 and 2018, respectively. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services. In 2019, revenues for all three of the Company’s reportable segments were up compared to 2018. Revenue growth was strongest domestically. Risk consulting and internal audit services continued to post strong growth rates. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing revenues were $4.41 billion for the year ended December 31, 2019, increasing by 1.9% compared to revenues of $4.33 billion for the year ended December 31, 2018. Key drivers of temporary and consultant staffing revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. On an as adjusted basis, temporary and consultant staffing revenues increased 3.8% for 2019, compared to 2018, due primarily to a 5.2% increase in average bill rates, partially offset by fewer hours worked by the Company’s engagement professionals. In the U.S., 2019 revenues increased 3.9% on an as reported basis and 4.1% on an as adjusted basis, compared to 2018. For the Company’s international operations, 2019 revenues decreased 4.8% on an as reported basis and increased 2.8% on an as adjusted basis, compared to 2018.
Permanent placement staffing revenues were $533 million for the year ended December 31, 2019, increasing by 4.2% compared to revenues of $512 million for the year ended December 31, 2018. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. On an as adjusted basis, permanent placement staffing revenues increased 5.6% for 2019 compared to 2018, driven by increases in number of placements and average fees earned per placement. In the U.S., 2019 revenues increased 6.5% on an as reported basis and 6.7% on an as adjusted basis, compared to 2018. For the Company’s international operations, 2019 revenues decreased 0.8% on an as reported basis, and increased 2.9% on an as adjusted basis, compared to 2018. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consulting staffing and this is expected to continue.
Risk consulting and internal audit services revenues were $1.13 billion for the year ended December 31, 2019, increasing by 17.9% compared to revenues of $958 million for the year ended December 31, 2018. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On an as adjusted basis, risk consulting and internal audit services revenues increased 15.0% for 2019 compared to 2018, driven primarily by an increase in billable hours. In the U.S., 2019 revenues increased 16.2% on an as reported basis, or 16.5% on an as adjusted basis, compared to 2018. For the Company’s international operations, 2019 revenues increased 24.1% on an as reported basis, or 10.1% on an as adjusted basis, compared to 2018.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the year ended December 31, 2019, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	1.9%	3.9%	-4.8%
Billing Days Impact	—	0.2%	-0.5%
Currency Impact	1.1%	—	4.8%
Intercompany Adjustments	0.8%	—	3.3%
As Adjusted	3.8%	4.1%	2.8%
Permanent placement staffing
As Reported	4.2%	6.5%	-0.8%
Billing Days Impact	0.1%	0.2%	-0.5%
Currency Impact	1.3%	—	4.2%
As Adjusted	5.6%	6.7%	2.9%
Risk consulting and internal audit services
As Reported	17.9%	16.2%	24.1%
Billing Days Impact	—	0.3%	-0.6%
Currency Impact	1.0%	—	4.0%
Intercompany Adjustments	-3.9%	—	-17.4%
As Adjusted	15.0%	16.5%	10.1%
Gross Margin.    The Company’s gross margin dollars were $2.53 billion for the year ended December 31, 2019, up 5.0% from $2.41 billion for the year ended December 31, 2018. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars for temporary and consultant staffing represent revenues less costs of services, which consist of payroll, payroll taxes and benefit costs for engagement professionals, and reimbursable expenses. The key drivers of gross margin are: i) pay-bill spreads, which represent the differential between wages paid to engagement professionals and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company’s client. Gross margin dollars for the Company’s temporary and consultant staffing division were $1.68 billion for the year ended December 31, 2019, up 2.9% from $1.63 billion for the year ended December 31, 2018. As a percentage of revenues, gross margin dollars for temporary and consultant staffing were 38.0% in 2019, up from 37.6% in 2018. This year-over-year improvement in gross margin percentage was primarily attributable to higher pay-bill spreads.
Gross margin dollars for permanent placement staffing represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $532 million for the year ended December 31, 2019, up 4.2% from $511 million for the year ended December 31, 2018. Because reimbursable expenses for permanent placement staffing services are de minimis, the increase in gross margin dollars is substantially explained by the increase in revenues previously discussed.

Gross margin dollars for risk consulting and internal audit services represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $321 million for the year ended December 31, 2019, up 19.0% from $269 million for the year ended December 31, 2018. As a percentage of revenues, gross margin dollars for risk consulting and internal audit services were 28.4% in 2019, up from 28.1% in 2018. The year-over-year improvement in gross margin percentage was due primarily to improved staff utilization.
Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation and occupancy costs. The Company’s selling, general and administrative expenses were $1.91 billion for the year ended December 31, 2019, up 4.8% from $1.82 billion for the year ended December 31, 2018. As a percentage of revenues, the Company’s selling, general and administrative expenses were 31.4% for both the years ended December 31, 2019, and 2018. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $1.27 billion for the year ended December 31, 2019, increasing by 3.5% from $1.22 billion for the year ended December 31, 2018. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing were 28.7% in 2019, up from 28.3% in 2018 due primarily to negative leverage resulting from the Company’s international operations.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $449 million for the year ended December 31, 2019, increasing by 6.7% from $420 million for the year ended December 31, 2018. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 84.1% in 2019, up from 82.1% in 2018 due primarily to negative leverage resulting from the Company’s international operations.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $193 million for the year ended December 31, 2019, increasing by 9.6% from $176 million for the year ended December 31, 2018. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 17.1% in 2019, down from 18.4% in 2018. The decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to positive operating leverage resulting from increased revenue.
Operating Income.    The Company’s total operating income was $622 million, or 10.2% of revenues, for the year ended December 31, 2019, up 5.6% from $589 million, or 10.2% of revenues, for the year ended December 31, 2018. For the Company’s temporary and consultant staffing division, operating income was $410 million, or 9.3% of applicable revenues, up 1.3% from $405 million, or 9.3% of applicable revenues, in 2018. For the Company’s permanent placement staffing division, operating income was $84 million, or 15.7% of applicable revenues, down 7.6% from operating income of $91 million, or 17.7% of applicable revenues, in 2018. For the Company’s risk consulting and internal audit services division, operating income was $128 million, or 11.3% of applicable revenues, up 36.8% from operating income of $93 million, or 9.7% of applicable revenues, in 2018.
Provision for income taxes.    The provision for income taxes was 27.4% and 26.6% for the years ended December 31, 2019 and 2018, respectively. The higher tax rate in 2019 is primarily due to an increase in permanent non-deductible expenses and a return-to-provision tax rate benefit from changes the Company made in connection with the Tax Cuts and Jobs Act in 2018.
Years ended December 31, 2018 and 2017
A discussion of changes regarding our financial condition and results of operations for the year ended December 31, 2018, compared to the year ended December 31, 2017, can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 15, 2019, which is available free of charge on the SEC’s website at www.sec.gov and at www.roberthalf.com/investor-center.
Liquidity and Capital Resources
The change in the Company’s liquidity during the years ended December 31, 2019 and 2018, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, payments for employee deferred compensation plans, repurchases of common stock, and payment of dividends.

Cash and cash equivalents were $270 million and $277 million at December 31, 2019 and 2018, respectively. Operating activities provided $520 million during the year ended December 31, 2019, offset by $102 million and $423 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $572 million during the year ended December 31, 2018, offset by $89 million and $490 million of net cash used in investing activities and financing activities, respectively.
Operating activities—Net cash provided by operating activities for the year ended December 31, 2019, was $520 million. This was composed of net income of $454 million adjusted upward for non-cash items of $118 million, offset by changes in working capital of $52 million. Net cash provided by operating activities for the year ended December 31, 2018, was $572 million. This was composed of net income of $434 million adjusted upward for non-cash items of $107 million and net cash provided by changes in working capital of $31 million.
Investing activities—Cash used in investing activities for the year ended December 31, 2019, was $102 million. This was composed of capital expenditures of $59 million and net payments for employee deferred compensation plans of $43 million. Cash used in investing activities for the year ended December 31, 2018, was $89 million. This was primarily composed of capital expenditures of $43 million and net payments for employee deferred compensation plans of $46 million.
Financing activities—Cash used in financing activities for the year ended December 31, 2019, was $423 million. This included repurchases of $277 million in common stock and $146 million in dividends paid to stockholders. Cash used in financing activities for the year ended December 31, 2018, was $490 million. This included repurchases of $354 million in common stock and $136 million in dividends paid to stockholders.
As of December 31, 2019, the Company is authorized to repurchase, from time to time, up to 2.5 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the years ended December 31, 2019 and 2018, the Company repurchased approximately 4.3 million shares and 5.6 million shares of common stock on the open market for a total cost of $250 million and $351 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. During the years ended December 31, 2019 and 2018, such repurchases totaled approximately 0.4 million shares and 0.2 million shares at a cost of $22 million and $14 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital at December 31, 2019, included $270 million in cash and cash equivalents. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
In March 2019, the Company entered into an uncommitted credit facility (the “Credit Agreement”) of up to $100 million. The Company may request borrowings under the Credit Agreement that are denominated in U.S. dollars and each request is subject to approval by the lender. The Company must repay the aggregate principal amount of loans outstanding under the Credit Agreement on the termination date of each borrowing. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the London Interbank Offered Rate plus an applicable margin. There were no borrowings under the Credit Agreement as of December 31, 2019. The Company intends to renew this facility prior to its March 19, 2020, expiration.
On February 12, 2020, the Company announced a quarterly dividend of $.34 per share to be paid to all shareholders of record on February 25, 2020. The dividend will be paid on March 16, 2020.
The Company’s cash flows generated from operations are also the primary source for funding various contractual obligations. The table below summarizes the Company’s major commitments as of December 31, 2019 (in thousands):

	Payments due by period
Contractual Obligations	2020	2021 and 2022	2023 and 2024	Thereafter	Total
Long-term debt obligations	$252	$252	$—	$—	$504
Operating lease obligations	82,025	125,715	86,046	45,458	339,244
Purchase obligations	76,783	54,942	6,643	7,659	146,027
Other liabilities	1,528	1,461	1,212	5,535	9,736
Total	$160,588	$182,370	$93,901	$58,652	$495,511

Long-term debt obligations consist of promissory notes and related interest as well as other forms of indebtedness issued in connection with certain acquisitions and other payment obligations. Operating lease obligations consist of undiscounted minimum rental commitments for 2020 and thereafter under non-cancelable lease contracts executed as of December 31, 2019. Purchase obligations consist of purchase commitments primarily related to telecom service agreements, software subscriptions, and computer hardware and software maintenance agreements. Other liabilities consist of asset retirement and deferred compensation obligations.
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
For the year ended December 31, 2019, approximately 22% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, and Australian dollar have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.
During 2019, the U.S. dollar fluctuated, but generally strengthened, against the primary currencies in which the Company conducts business, compared to one year ago. Currency exchange rates had the effect of decreasing reported service revenues by $62.8 million, or 1.1%, in 2019 compared to prior year. The general strengthening of the U.S. dollar also affected the reported level of expenses incurred in the Company’s foreign operations. Because substantially all of the Company’s foreign operations generated revenues and incurred expenses within the same country and currency, the effect of lower reported revenues is largely offset by the decrease in reported operating expenses. Reported net income was $2.5 million, or 0.6%, lower in the year ended December 31, 2019, compared to prior year due to the effect of currency exchange rates.
For the one month ended January 31, 2020, the U.S. dollar has strengthened against the Euro, British pound, Canadian dollar, and Australian dollar since December 31, 2019. If currency exchange rates were to remain at January 2020 levels throughout 2020, the Company’s 2020 full-year reported revenues would be impacted unfavorably, mostly offset by a favorable impact to operating expenses. Thus, the impact to reported net income would likely be immaterial.
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

Item 8. Financial Statements and Supplementary Data
ROBERT HALF INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share amounts)

	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$270,478	$276,579
Accounts receivable, less allowances of $28,756 and $27,678	832,797	794,446
Other current assets	525,574	402,585
Total current assets	1,628,849	1,473,610
Property and equipment, net	128,385	125,176
Right-of-use assets	241,029	—
Other intangible assets, net	1,752	3,149
Goodwill	210,364	209,958
Noncurrent deferred income taxes	101,029	91,204
Total assets	$2,311,408	$1,903,097
LIABILITIES
Accounts payable and accrued expenses	$123,841	$168,031
Accrued payroll and benefit costs	743,602	638,769
Income taxes payable	1,623	12,536
Notes payable, current	218	200
Current operating lease liabilities	71,408	—
Total current liabilities	940,692	819,536
Notes payable, less current portion	239	457
Noncurrent operating lease liabilities	201,961	—
Other liabilities	24,833	19,906
Total liabilities	1,167,725	839,899
Commitments and Contingencies (Note K)
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 260,000,000 shares; issued and outstanding 115,120,404 and 119,078,491 shares	115	119
Additional paid-in capital	1,127,487	1,079,188
Accumulated other comprehensive income (loss)	(19,986)	(16,109)
Retained earnings	36,067	—
Total stockholders’ equity	1,143,683	1,063,198
Total liabilities and stockholders’ equity	$2,311,408	$1,903,097

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Service revenues	$6,074,432	$5,800,271	$5,266,789
Costs of services	3,543,913	3,390,257	3,102,977
Gross margin	2,530,519	2,410,014	2,163,812
Selling, general and administrative expenses	1,908,768	1,821,089	1,646,532
Amortization of intangible assets	1,361	1,705	1,563
Interest income, net	(5,125)	(4,382)	(1,799)
Income before income taxes	625,515	591,602	517,516
Provision for income taxes	171,082	157,314	226,932
Net income	$454,433	$434,288	$290,584

Net income per share:
Basic	$3.93	$3.60	$2.34
Diluted	$3.90	$3.57	$2.33
Shares:
Basic	115,656	120,513	124,152
Diluted	116,411	121,602	124,892
Dividends declared per share	$1.24	$1.12	$.96

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2019	2018	2017
COMPREHENSIVE INCOME (LOSS):
Net income	$454,433	$434,288	$290,584
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(1,553)	(19,616)	24,009
Foreign defined benefit plans, net of tax	(2,324)	—	—
Total other comprehensive income (loss)	(3,877)	(19,616)	24,009
Total comprehensive income (loss)	$450,556	$414,672	$314,593

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2016	127,797	$128	$1,022,411	$(20,502)	$84,562	$1,086,599
Net income	—	—	—	—	290,584	290,584
Other comprehensive income (loss)	—	—	—	24,009	—	24,009
Dividends declared ($.96 per share)	—	—	—	—	(121,082)	(121,082)
Net issuances of restricted stock	918	1	(1)	—	—	—
Stock-based compensation	—	—	42,191	—	—	42,191
Repurchases of common stock	(4,454)	(5)	—	—	(217,031)	(217,036)
Balance at December 31, 2017	124,261	$124	$1,064,601	$3,507	$37,033	$1,105,265

Net income	—	—	—	—	434,288	434,288
Other comprehensive income (loss)	—	—	—	(19,616)	—	(19,616)
Dividends declared ($1.12 per share)	—	—	(30,365)	—	(106,459)	(136,824)
Net issuances of restricted stock	666	1	(1)	—	—	—
Stock-based compensation	—	—	44,953	—	—	44,953
Repurchases of common stock	(5,849)	(6)	—	—	(364,862)	(364,868)
Balance at December 31, 2018	119,078	$119	$1,079,188	$(16,109)	$—	$1,063,198

Net income	—	—	—	—	454,433	454,433
Other comprehensive income (loss)	—	—	—	(3,877)	—	(3,877)
Dividends declared ($1.24 per share)	—	—	—	—	(145,726)	(145,726)
Net issuances of restricted stock	647	1	(1)	—	—	—
Stock-based compensation	—	—	48,300	—	—	48,300
Repurchases of common stock	(4,605)	(5)	—	—	(272,640)	(272,645)
Balance at December 31, 2019	115,120	$115	$1,127,487	$(19,986)	$36,067	$1,143,683

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$454,433	$434,288	$290,584
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	9,868	11,914	8,022
Depreciation	64,264	64,244	63,930
Amortization of cloud computing implementation costs	3,624	—	—
Amortization of intangible assets	1,361	1,705	1,563
Stock-based compensation	48,300	44,953	42,191
Deferred income taxes	(9,473)	(15,885)	44,091
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(48,461)	(86,217)	(17,039)
Capitalized cloud computing implementation costs	(30,338)	—	—
Accounts payable and accrued expenses	(9,204)	32,428	1,328
Accrued payroll and benefit cost	60,883	57,287	46,504
Income taxes payable	(18,798)	28,900	(9,655)
Other assets and liabilities, net	(6,830)	(1,295)	(18,528)
Net cash flows provided by operating activities	519,629	572,322	452,991

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(59,464)	(42,484)	(40,753)
Payments for employee deferred compensation plans	(71,432)	(69,716)	(56,924)
Redemptions from employee deferred compensation plans	28,758	23,691	20,340
Payments for acquisitions, net of cash acquired	—	—	(1,160)
Net cash flows used in investing activities	(102,138)	(88,509)	(78,497)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(200)	(183)	(167)
Repurchases of common stock	(277,535)	(353,509)	(231,724)
Dividends paid	(145,631)	(136,423)	(121,000)
Net cash flows used in financing activities	(423,366)	(490,115)	(352,891)
Effect of exchange rate fluctuations	(226)	(11,872)	12,949
Change in cash and cash equivalents	(6,101)	(18,174)	34,552
Cash and cash equivalents at beginning of period	276,579	294,753	260,201
Cash and cash equivalents at end of period	$270,478	$276,579	$294,753

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$232	$233	$278
Income taxes, net of refunds	$191,522	$137,147	$190,954
Non-cash items:
Stock repurchases awaiting settlement	$6,469	$11,359	$—

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
Basis of Presentation.    The Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the 2019 presentation.
Principles of Consolidation.    The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates.    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include allowances for uncollectible accounts receivable, variable consideration, workers’ compensation losses, income and other taxes, and assumptions used in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions. Actual results and outcomes may differ from management’s estimates and assumptions.
Service Revenues.    The Company derives its revenues from three segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. Revenues are recognized when promised goods or services are delivered to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. See Note C for further discussion of the revenue recognition accounting policy.
Costs of Services.    Direct costs of temporary and consultant staffing consist of payroll, payroll taxes and benefit costs for the Company’s engagement professionals, as well as reimbursable expenses. Direct costs of permanent placement staffing services consist of reimbursable expenses. Risk consulting and internal audit direct costs of services include professional staff payroll, payroll taxes and benefit costs, as well as reimbursable expenses.
Advertising Costs.    The Company expenses all advertising costs as incurred. Advertising costs were $54.3 million, $52.5 million, and $49.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Comprehensive Income.    Comprehensive income includes net income and certain other items that are recorded directly to stockholders’ equity. The Company’s only sources of other comprehensive income are foreign currency translation and defined benefit plan adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market to measure fair value, summarized as follows:
Level 1: observable inputs for identical assets or liabilities, such as quoted prices in active markets
Level 2: inputs other than the quoted prices in active markets that are observable either directly or indirectly
Level 3: unobservable inputs in which there is little or no market data, which requires management’s best estimates and assumptions that market participants would use in pricing the asset or liability
The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of their short-term nature. The Company holds mutual funds and other securities classified as trading to support its deferred compensation plans, which are carried at fair value based on quoted market prices in active markets for identical assets (level 1).
Certain items such as goodwill and other intangible assets are recognized or disclosed at fair value on a non-recurring basis. The Company determines the fair value of these items using level 3 inputs. There are inherent limitations when estimating the fair value of financial instruments, and the fair values reported are not necessarily indicative of the amounts that would be realized in current market transactions.
Cash and Cash Equivalents.    The Company considers all highly liquid investments with a maturity at the date of purchase of three months or less as cash equivalents.
Accounts Receivable Allowances.    The Company maintains allowances for estimated losses resulting from the inability of its customers to make required payments. The Company establishes these allowances based on its review of customers’ credit profiles, historical loss statistics and current trends. The adequacy of these allowances is reviewed each reporting period. Historically, the Company’s actual losses have been consistent with these allowances.
Leases.    The Company determines if a contractual arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and noncurrent operating lease liabilities on the Company’s Condensed Consolidated Statement of Financial Position. The Company does not currently have finance leases.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The lease payments included in the present value are fixed lease payments and index-based variable lease payments. As most of the Company’s leases do not provide an implicit rate, the Company estimates its collateralized incremental borrowing rate, based on information available at the commencement date, in determining the present value of lease payments. The Company applies the portfolio approach in applying discount rates to its classes of leases. The operating lease ROU assets include any payments made before the commencement date and exclude lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company does not currently have subleases. The Company does not currently have residual value guarantees or restrictive covenants in its leases. The Company has contracts with lease and non-lease components, which are accounted for on a combined basis.

Goodwill and Intangible Assets.    Goodwill and intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment assessment as of June 30 in each of the years ended December 31, 2019, 2018, and 2017, and determined that no adjustment to the carrying value of goodwill was required. There were no events or changes in circumstances during the six months ended December 31, 2019, that caused the Company to perform an interim impairment assessment.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company’s expected realization of its deferred tax assets is dependent on future taxable income and the effectiveness of its tax planning strategies in the various relevant jurisdictions.

The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. Valuation allowances of $21.6 million and $23.1 million were recorded as of December 31, 2019 and 2018, respectively. The valuation allowances recorded related primarily to net operating losses in certain foreign operations. If such losses are ultimately utilized to offset future operating income, the Company will recognize a tax benefit up to the full amount of the valuation reserve.
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
Foreign Currency Translation.    The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of the Company’s foreign subsidiaries is their local currency. The results of operations of the Company’s foreign subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company’s foreign subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive income within Stockholders’ Equity. Gains and losses resulting from foreign currency transactions are included as a component of selling, general and administrative expenses in the Consolidated Statements of Operations, and have not been material for all periods presented.
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
Property and Equipment.    Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the following useful lives:

Computer hardware	2 to 3 years
Computer software	2 to 5 years
Furniture and equipment	3 to 5 years
Leasehold improvements	Term of lease

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Internal-use Software.    The Company capitalizes direct costs incurred in the development of internal-use software. Cloud computing implementation costs incurred in hosting arrangements are capitalized and reported as a component of other assets. All other internal-use software development costs are capitalized and reported as a component of computer software within property and equipment on the Condensed Consolidated Statements of Financial Position. Capitalized internal-use software development costs were $35.6 million, $3.3 million, and $9.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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

Internal-use Software—Cloud Computing. In August 2018, the FASB issued authoritative guidance which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Entities are required to present the expense related to capitalized implementation costs in the same line item in the statement of operations as the fees associated with the hosting elements of the arrangement and classify the payments for the capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. Entities are also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment of the fees of the associated hosting arrangement would be presented. The new guidance is effective for annual and interim periods beginning after December 15, 2019, although early adoption is permitted. The Company adopted the new guidance prospectively as of January 1, 2019.
Recently Issued Accounting Pronouncements Not Yet Adopted
Current Expected Credit Losses Model. In June 2016, the FASB issued authoritative guidance amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company believes the adoption of this guidance will not have a material impact on its financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note C—Revenue Recognition

The Company derives its revenues from three segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. Revenues are recognized when promised goods or services are delivered to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Service revenues as presented on the Consolidated Statements of Operations represent services rendered to customers less variable consideration, such as sales adjustments and allowances. Reimbursements, including those related to travel and out-of-pocket expenses, are also included in service revenues, and equivalent amounts of reimbursable expenses are included in costs of services.

Temporary and consultant staffing revenues. Temporary and consultant staffing revenues from contracts with customers are recognized in the amount to which the Company has a right to invoice, when the services are rendered by the Company’s engagement professionals. The substantial majority of engagement professionals placed on assignment by the Company are the Company’s legal employees while they are working on assignments. The Company pays all related costs of employment, including workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company assumes the risk of acceptability of its employees to its customers.

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

Permanent placement staffing revenues. Permanent placement staffing revenues from contracts with customers are primarily recognized when employment candidates accept offers of permanent employment. The Company has a substantial history of estimating the financial impact of permanent placement candidates who do not remain with its clients through the 90-day guarantee period. These amounts are established based primarily on historical data and are recorded as contract liabilities. Fees to clients are generally calculated as a percentage of the new employee’s annual compensation. No fees for permanent placement services are charged to employment candidates.
Risk consulting and internal audit services revenues. Risk consulting and internal audit services are generally provided on a time-and-material basis or fixed-fee basis. Revenues earned under time-and-material arrangements and fixed-fee arrangements are recognized using a proportional performance method. Revenue is measured using cost incurred relative to total estimated cost for the engagement to measure progress towards satisfying the Company’s performance obligations. Cost incurred represents work performed and thereby best depicts the transfer of control to the customer. Risk consulting and internal audit services generally contain one or more performance obligation(s) which are satisfied over a period of time. Revenues are recognized over time as the performance obligations are satisfied, because the services provided do not have any alternative use to the Company, and contracts generally include language giving the Company an enforceable right to payment for services provided to date.
The Company periodically evaluates the need to provide for any losses on these projects, and losses are recognized when it is probable that a loss will be incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the Company’s revenues disaggregated by line of business (in thousands):

	Years Ended December 31,
	2019	2018	2017
Accountemps	$1,946,404	$1,915,054	$1,765,666
OfficeTeam	1,037,341	1,063,238	984,873
Robert Half Technology	722,535	682,889	629,278
Robert Half Management Resources	705,845	669,385	631,225
Temporary and consulting staffing	4,412,125	4,330,566	4,011,042
Permanent placement staffing	533,432	511,989	439,214
Risk consulting and internal audit services	1,128,875	957,716	816,533
Service revenues	$6,074,432	$5,800,271	$5,266,789

Payment terms in our contracts vary by the type and location of our customer and the services offered. The term between invoicing and when payment is due is not significant.

Contracts with multiple performance obligations are recognized as performance obligations are delivered, and contract value is allocated based on relative stand-alone selling values of the services and products in the arrangement. As of December 31, 2019, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $81.7 million. Of this amount, $77.1 million is expected to be recognized within the next twelve months. As of December 31, 2018, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $58.8 million.

Contract liabilities are recorded when cash payments are received or due in advance of performance and are reflected in accounts payable and accrued expenses on the Consolidated Statements of Financial Position. The following table sets forth the activity in contract liabilities from January 1, 2018 through December 31, 2019 (in thousands):

Contract
Liabilities
Balance as of January 1, 2018	$9,003
Payments in advance of satisfaction of performance obligations	12,170
Revenue recognized	(10,542)
Other, including translation adjustments	2,366
Balance as of December 31, 2018	$12,997
Payments in advance of satisfaction of performance obligations	13,030
Revenue recognized	(12,072)
Other, including translation adjustments	(1,007)
Balance as of December 31, 2019	$12,948

Note D—Other Current Assets
Other current assets consisted of the following (in thousands):

	December 31,
	2019	2018
Deferred compensation plans	$398,442	$311,708
Prepaid expenses	84,364	52,887
Other	42,768	37,990
Other current assets	$525,574	$402,585

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note E—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	December 31,
	2019	2018
Computer hardware	$164,547	$177,237
Computer software	291,681	378,734
Furniture and equipment	88,136	117,740
Leasehold improvements	150,644	160,521
Property and equipment, cost	695,008	834,232
Accumulated depreciation	(566,623)	(709,056)
Property and equipment, net	$128,385	$125,176

Note F—Leases
The Company has operating leases for corporate and field offices, and certain equipment. The Company’s leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases for up to 7 years, and some of which include options to terminate the leases within 1 year. Operating lease expense for the year ended December 31, 2019, was $77.7 million. Rental expense, primarily for offices premises, was $89.4 million and $87.5 million for the years ended December 31, 2018 and 2017, respectively.
Supplemental cash flow information related to leases consisted of the following (in thousands):

Year Ended December 31, 2019
Cash paid for operating lease liabilities	$78,152
Right-of-use assets obtained in exchange for new operating lease liabilities	$32,170

Supplemental balance sheet information related to leases consisted of the following:

December 31, 2019
Weighted average remaining lease term for operating leases	4.8 years
Weighted average discount rate for operating leases	3.0%

Future minimum lease payments under non-cancellable leases as of December 31, 2019, were as follows (in thousands):

2020	$77,813
2021	63,534
2022	49,737
2023	40,811
2024	31,178
Thereafter	30,674
Less: Imputed interest	(20,378)
Present value of operating lease liabilities (a)	$273,369
(a) Includes current portion of $71.4 million for operating leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2019, the Company had additional future minimum lease obligations totaling $45.5 million under executed operating lease contracts that had not yet commenced. These operating leases include agreements for corporate and field office facilities with lease terms of 1 to 8 years.
Note G—Goodwill
The following table sets forth the activity in goodwill from December 31, 2017, through December 31, 2019 (in thousands):

	Goodwill
	Temporary and consultant staffing	Permanent placement staffing	Risk consulting and internal audit services	Total
Balance as of December 31, 2017	$134,488	$26,159	$50,238	$210,885
Foreign currency translation adjustments	(421)	(101)	(405)	(927)
Balance as of December 31, 2018	$134,067	$26,058	$49,833	$209,958
Foreign currency translation adjustments	143	39	224	406
Balance as of December 31, 2019	$134,210	$26,097	$50,057	$210,364

Note H—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	December 31,
	2019	2018
Employee deferred compensation plans	$421,198	$333,528
Payroll and benefits	280,918	263,072
Payroll taxes	21,831	23,918
Workers’ compensation	19,655	18,251
Accrued payroll and benefit costs	$743,602	$638,769
The Company provides various qualified defined contribution 401(k) plans covering eligible employees. The plans offer a savings feature with the Company matching employee contributions. Assets of this plan are held by an independent trustee for the sole benefit of participating employees. Nonqualified plans are provided for employees not eligible for the qualified plans. These plans include provisions for salary deferrals and Company matching and discretionary contributions. The asset value of the nonqualified plans was $398.4 million and $311.7 million as of December 31, 2019 and 2018, respectively, and is included in other current assets in the Consolidated Statements of Financial Position. The liability value for the nonqualified plans was $421.2 million and $333.5 million as of December 31, 2019 and 2018, respectively, and is included in current accrued payroll and benefit costs in the Consolidated Statements of Financial Position. Deferred compensation plan and other benefits related to the Company’s executive chairman were $91.8 million and $89.2 million as of December 31, 2019 and 2018, respectively, and are included in the liability value for the nonqualified plans. Net unrealized gains and (losses) on these nonqualified plan assets and liabilities were $44.2 million, ($26.6) million, and $19.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company’s contribution expense for its qualified defined contribution plans and nonqualified benefits plans totaled $26.1 million, $24.2 million, and $21.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company has statutory defined contribution plans and defined benefit plans outside the U.S., which are not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note I—Notes Payable
The Company issued promissory notes in connection with certain acquisitions and other payment obligations. These notes are due in varying installments and, in aggregate, amounted to $0.5 million at December 31, 2019, and $0.7 million at December 31, 2018. At December 31, 2019, $0.5 million of the notes were collateralized by a standby letter of credit. The following table shows the schedule of maturities for notes payable at December 31, 2019 (in thousands):

2020	$218
2021	239
$457
At December 31, 2019, the notes carried fixed rates and the weighted average interest rate for the above was 9.0% for each of the years ended December 31, 2019, 2018 and 2017.
The Company has an uncommitted letter of credit facility (the “facility”) of up to $35.0 million, which is available to cover the issuance of debt support standby letters of credit. The Company had used $16.8 million in debt support standby letters of credit as of December 31, 2019, and $14.4 million as of December 31, 2018. Of the debt support standby letters of credit outstanding, $16.3 million as of December 31, 2019, and $13.7 million as of December 31, 2018, satisfies workers’ compensation insurer’s collateral requirements. There is a service fee of 1.125% on the used portion of the facility. The facility is subject to certain financial covenants and expires on August 31, 2020. The Company was in compliance with these covenants as of December 31, 2019. The Company intends to renew this facility prior to its August 31, 2020 expiration.
In March 2019, the Company entered into an uncommitted credit facility (the “Credit Agreement”) of up to $100 million. The Company may request borrowings under the Credit Agreement that are denominated in U.S. dollars and each request is subject to approval by the lender. The Company must repay the aggregate principal amount of loans outstanding under the Credit Agreement on the termination date of each borrowing. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the London Interbank Offered Rate plus an applicable margin. There were no borrowings under the Credit Agreement as of December 31, 2019. The Company intends to renew this facility prior to its March 19, 2020, expiration.
Note J—Income Taxes
The provision (benefit) for income taxes for the years ended December 31, 2019, 2018 and 2017, consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$107,699	$99,830	$133,097
State	39,028	38,356	24,944
Foreign	33,227	35,007	27,079
Deferred:
Federal and state	(9,959)	$(15,849)	$41,717
Foreign	1,087	(30)	95
	$171,082	$157,314	$226,932
Income before the provision for income taxes for the years ended December 31, 2019, 2018 and 2017, consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Domestic	$545,695	$485,489	$445,418
Foreign	79,820	106,113	72,098
	$625,515	$591,602	$517,516

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income taxes shown above varied from the statutory federal income tax rates for these periods as follows:

	Years Ended December 31,
	2019	2018	2017
Federal U.S. income tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal tax benefit	4.9	4.7	3.7
Permanent book/tax differences	1.1	0.6	0.4
Non-U.S. income taxed at different rates, net of foreign tax credits	2.1	2.0	—
Federal tax credits	(1.4)	(1.7)	(1.3)
Tax impact of uncertain tax positions	0.2	0.8	0.2
Tax effects of TCJA	—	0.4	6.5
Other, net	(0.5)	(1.2)	(0.6)
Effective tax rate	27.4%	26.6%	43.9%

The deferred portion of the tax (benefit) provision consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Accrued expenses, deducted for tax when paid	$(17,797)	$(21,884)	$15,213
Capitalized costs for books, deducted for tax	3,246	(4,832)	(5,790)
Depreciation	3,526	10,071	(4,079)
Tax effects of TCJA	—	—	34,633
Other, net	2,153	766	1,835
	$(8,872)	$(15,879)	$41,812

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the deferred income tax amounts at December 31, 2019 and 2018, were as follows (in thousands):

	December 31,
	2019	2018
Deferred Income Tax Assets
Deferred compensation and other benefit obligations	$105,096	$87,513
Credits and net operating loss carryforwards	25,130	31,169
Stock-based compensation	7,805	9,535
Provision for bad debts	7,944	7,891
Workers’ compensation	3,929	3,580
Operating lease liabilities	51,932	—
Other	10,256	14,959
Total deferred income tax assets	212,092	154,647
Deferred Income Tax Liabilities
Amortization of intangible assets	(22,009)	(21,210)
Property and equipment basis differences	(16,981)	(9,761)
Right-of-use assets	(44,448)	—
Other	(7,278)	(10,319)
Total deferred income tax liabilities	(90,716)	(41,290)
Valuation allowance	(21,618)	(23,072)
Total deferred income tax assets, net	$99,758	$90,285
Credits and net operating loss carryforwards primarily include net operating losses in foreign countries of $21.7 million that expire in 2020 and later; and California enterprise zone tax credits of $3.0 million that expire in 2023. Of the $3.0 million of California enterprise zone tax credits, the Company expects that it will utilize $1.2 million of these credits prior to expiration. Valuation allowances of $19.9 million have been maintained against net operating loss carryforwards and other deferred items in foreign countries. In addition, a valuation allowance of $1.8 million has been maintained against California enterprise zone tax credits.
As of December 31, 2019, the Company’s consolidated financial statements provide for any related U.S. tax liability on earnings of foreign subsidiaries that may be repatriated.
The following table reconciles the total amounts of gross unrecognized tax benefits from January 1, 2017 to December 31, 2019 (in thousands):

	December 31,
	2019	2018	2017
Balance at beginning of period	$8,418	$2,886	$731
Gross increases—tax positions in prior years	—	3,259	1,503
Gross decreases—tax positions in prior years	(760)	(8)	(257)
Gross increases—tax positions in current year	1,703	2,284	956
Settlements	(4)	—	(40)
Lapse of statute of limitations	(3)	(3)	(7)
Balance at end of period	$9,354	$8,418	$2,886
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $9.3 million, $8.3 million and $2.8 million for 2019, 2018 and 2017, respectively.
The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The total amount of interest and penalties accrued as of December 31, 2019 is $0.5 million, including a $0.2 million increase recorded in income tax expense during the year. The total amount of interest and penalties accrued as of December 31,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2018 was $0.3 million, including a $0.2 million increase recorded in income tax expense during the year. The total amount of interest and penalties accrued as of December 31, 2017, was $0.1 million.
The Company does not believe it is reasonably possible that the settlement of tax uncertainties will occur within the next twelve months.
The Company’s major income tax jurisdictions are the United States, Australia, Belgium, Canada, France, Germany and the United Kingdom. For U.S. federal income tax, the Company remains subject to examination for 2016 and subsequent years. For major U.S. states, with few exceptions, the Company remains subject to examination for 2015 and subsequent years. Generally, for foreign countries, the Company remains subject to examination for 2012 and subsequent years.
Note K—Commitments and Contingencies
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note L—Stockholders’ Equity
Stock Repurchase Program.    As of December 31, 2019, the Company is authorized to repurchase, from time to time, up to 2.5 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the years ended December 31, 2019, 2018 and 2017, are reflected in the following table (in thousands):

	Years Ended December 31,
	2019	2018	2017
Common stock repurchased (in shares)	4,253	5,614	4,046
Common stock repurchased	$250,154	$351,194	$196,645
Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. The number and the cost of employee stock plan repurchases made during the years ended December 31, 2019, 2018 and 2017, are reflected in the following table (in thousands):

	Years Ended December 31,
	2019	2018	2017
Repurchases related to employee stock plans (in shares)	352	235	408
Repurchases related to employee stock plans	$22,491	$13,674	$20,391
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for each of the three years ended December 31, 2019, 2018 and 2017 (consisting of purchase of shares for the treasury) is presented in the Consolidated Statements of Stockholders’ Equity.
Dividends. The Company’s Board of Directors may at their discretion declare and pay cash dividends upon the shares of the Company’s stock either out of the Company’s retained earnings or additional paid-in capital. The dividends declared per share were $1.24, $1.12, and $.96 during the years ended December 31, 2019, 2018 and 2017, respectively.
Repurchases of shares and issuances of dividends are applied first to the extent of retained earnings and any remaining amounts are applied to additional paid-in capital.
Note M—Stock Plans
Under various stock plans, officers, employees, and outside directors have received or may receive grants of restricted stock, stock units, stock appreciation rights or options to purchase common stock. Grants have been made at the discretion of the Committees of the Board of Directors. Grants generally vest either on a straight-line basis over four years or on a cliff basis over three years. Shares offered under the plan are authorized but unissued shares.
Recipients of restricted stock do not pay any cash consideration to the Company for the shares and have the right to vote all shares subject to such grant. Restricted stock grants contain forfeitable rights to dividends. Dividends for these grants are accrued on the dividend payment dates but are not paid until the shares vest, and dividends accrued for shares that ultimately do not vest are forfeited. Recipients of stock units do not pay any cash consideration for the units, do not have the right to vote, and do not receive dividends with respect to such units.
During the year ended December 31, 2019, the Company granted performance shares to its executives in the form of restricted stock. The shares granted contain (1) a performance condition based on Return on Invested Capital (“ROIC”), and (2) a market condition based on Total Shareholder Return (“TSR”). The ROIC performance condition and the TSR market condition measure the Company’s performance against a peer group. Shares will be delivered at the end of a three year vesting, TSR and ROIC performance period based on the Company’s actual performance compared to the peer group. The ROIC performance condition is calculated first and has a range of possible outcomes of zero percent (0%) to one hundred fifty percent (150%). The TSR condition is considered a modifier of the ROIC performance condition. The range for the TSR condition is seventy-five percent (75%) to one hundred twenty-five percent (125%). The result calculated by multiplying the ROIC percentage by the TSR percentage is used to calculate the actual number of shares earned. The fair value of this award was determined using a Monte Carlo simulation with the following assumptions: a historical volatility of 26.20%, a 0% dividend yield, and a risk-free interest rate of 2.36%. The historical volatility was based on the most recent 2.71-year period for the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company and the components of the peer group. The stock price movements have been modeled such that the dividends are incorporated in the returns of each company’s stock, therefore the Monte Carlo simulation reflects a 0% dividend yield for each stock. The use of a 0% dividend yield is mathematically equivalent to including the dividends in the calculation of TSR. The risk-free interest rate is equal to the yield, as of the valuation date, of the zero-coupon U.S. Treasury bill that is commensurate with the remaining performance period.
Unrecognized compensation cost is expected to be recognized over the next four years. Total unrecognized compensation cost, net of estimated forfeitures, for restricted stock and stock units was $71.6 million, $65.6 million, and $62.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The following table reflects activity under all stock plans from December 31, 2016 through December 31, 2019, and the weighted average exercise prices (in thousands, except per share amounts):

	Time Based Awards		Performance Based Awards with Market Conditions		Performance Based Awards without Market Conditions		Total Awards with Performance Condition
	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/ Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2016	1,243	$43.78	950	$54.42	—	—	950	$54.42
Granted	574	$48.10	50	$50.09	330	$47.45	380	$47.80
Restrictions lapsed	(616)	$44.09	(384)	$50.09	—	—	(384)	$50.09
Forfeited	(41)	$43.68	—	—	—	—	—	—
Outstanding, December 31, 2017	1,160	$45.75	616	$56.76	330	$47.45	946	$53.51
Granted	533	$57.16	—	—	278	$56.83	278	$56.83
Restrictions lapsed	(568)	$47.62	(129)	$71.86	—	—	(129)	$71.86
Forfeited	(40)	$49.10	(129)	$71.86	—	—	(129)	$71.86
Outstanding, December 31, 2018	1,085	$50.24	358	$45.93	608	$51.74	966	$49.58
Granted	434	$66.66	236	$74.01	—	—	236	$74.01
Restrictions lapsed	(557)	$50.29	(338)	$45.93	—	—	(338)	$45.93
Forfeited	(15)	$53.85	(20)	$45.93	—	—	(20)	$45.93
Outstanding, December 31, 2019	947	$57.67	236	$74.01	608	$51.74	844	$57.97
The total fair value of shares vested was $57.0 million, $40.6 million, and $50.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
At December 31, 2019, the total number of available shares to grant under the plans (consisting of either restricted stock, stock units, stock appreciation rights or options to purchase common stock) was approximately 4.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note N—Net Income Per Share
The calculation of net income per share for the three years ended December 31, 2019, 2018 and 2017, are reflected in the following table (in thousands, except per share amounts):

	Years Ended December 31,
	2019	2018	2017

Net income	$454,433	$434,288	$290,584
Basic:
Weighted average shares	115,656	120,513	124,152
Diluted:
Weighted average shares	115,656	120,513	124,152
Dilutive effect of potential common shares	755	1,089	740
Diluted weighted average shares	116,411	121,602	124,892
Net income per share:
Basic	$3.93	$3.60	$2.34
Diluted	$3.90	$3.57	$2.33
Potential common shares include the dilutive effect of unvested performance-based restricted stock, restricted stock which contains forfeitable rights to dividends, and stock units.
Note O—Business Segments
The Company has three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. Operating segments are defined as components of the Company for which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The temporary and consultant staffing segment provides specialized staffing in the accounting and finance, administrative and office, information technology, legal, advertising, marketing and web design fields. The permanent placement staffing segment provides full-time personnel in the accounting, finance, administrative and office, and information technology fields. The risk consulting and internal audit services segment provides business and technology risk consulting and internal audit services.
The accounting policies of the segments are set forth in Note A—Summary of Significant Accounting Policies. The Company evaluates performance based on income from operations before net interest income, intangible amortization expense, and income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results (in thousands):

	Years Ended December 31,
	2019	2018	2017
Service revenues
Temporary and consultant staffing	$4,412,125	$4,330,566	$4,011,042
Permanent placement staffing	533,432	511,989	439,214
Risk consulting and internal audit services	1,128,875	957,716	816,533
	$6,074,432	$5,800,271	$5,266,789
Operating income
Temporary and consultant staffing	$410,153	$404,800	$355,700
Permanent placement staffing	83,885	90,801	77,673
Risk consulting and internal audit services	127,713	93,324	83,907
	621,751	588,925	517,280
Amortization of intangible assets	1,361	1,705	1,563
Interest income, net	(5,125)	(4,382)	(1,799)
Income before income taxes	$625,515	$591,602	$517,516
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
The Company operates internationally, with operations in North America, South America, Europe, Asia and Australia. The following tables represent revenues and long-lived assets by geographic location (in thousands):

	Years Ended December 31,
	2019	2018	2017
Service revenues (a)
Domestic	$4,708,715	$4,433,767	$4,121,701
Foreign (b)	1,365,717	1,366,504	1,145,088
	$6,074,432	$5,800,271	$5,266,789

	December 31,
	2019	2018	2017
Property and equipment, net
Domestic	$99,365	$96,169	$113,069
Foreign	29,020	29,007	31,818
	$128,385	$125,176	$144,887

(a) There were no customers that accounted for more than 10% of the Company’s total service revenues in any year presented.
(b) No individual country represented more than 10% of revenues in any year presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note P—Quarterly Financial Data (Unaudited)
The following tabulation shows certain quarterly financial data for 2019 and 2018 (in thousands, except per share amounts):

	Quarter
2019	1	2	3	4
Service revenues	$1,468,530	$1,516,385	$1,552,132	$1,537,385
Gross margin	$607,588	$637,541	$646,446	$638,944
Income before income taxes	$147,383	$160,103	$163,782	$154,247
Net income	$109,798	$114,612	$117,181	$112,842
Basic net income per share	$.94	$.98	$1.02	$.99
Diluted net income per share	$.93	$.98	$1.01	$.98

	Quarter
2018	1	2	3	4
Service revenues	$1,395,333	$1,457,054	$1,466,226	$1,481,658
Gross margin	$572,366	$607,118	$610,468	$620,062
Income before income taxes	$134,639	$150,075	$151,905	$154,983
Net income	$96,167	$109,315	$115,242	$113,564
Basic net income per share	$.79	$.90	$.96	$.96
Diluted net income per share	$.78	$.89	$.95	$.95

Note Q—Subsequent Events
On February 12, 2020, the Company announced the following:

Quarterly dividend per share	$.34
Declaration date	February 12, 2020
Record date	February 25, 2020
Payment date	March 16, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Robert Half International Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes as listed in the index appearing under Item 15(a)(1) and the financial statement schedule listed in the index appearing under Item 15(a)(2), of Robert Half International Inc. and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income taxes

As described in Notes A and J to the consolidated financial statements, the Company’s operations are subject to U.S. federal, state and local, and foreign income taxes. In establishing its deferred income tax assets and liabilities and its provision for income taxes, management makes judgments and interpretations based on the enacted tax laws that are applicable to its operations in various jurisdictions. Deferred tax assets and liabilities are measured and recorded using current enacted tax rates, which management expects will apply to taxable income in the years in which those temporary differences are recovered or settled. Management also evaluates the need for valuation allowances to reduce deferred tax assets to realizable amounts. In determining the realizability of its deferred tax assets, management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. As disclosed by management, the likelihood of a material change in the Company’s expected realization of its deferred tax assets is dependent on future taxable income and the effectiveness of its tax planning strategies in the various relevant jurisdictions. The Company recorded a provision for income taxes of $171 million for the year ended December 31, 2019 and net deferred income tax assets of $100 million including a valuation allowance of $22 million as of December 31, 2019.

The principal considerations for our determination that performing procedures relating to income taxes is a critical audit matter are there was significant judgment and estimation by management when assessing current enacted tax laws and published tax guidance as it relates to determining the provision for income taxes as well as in assessing the realizability of its deferred income tax assets, specifically related to evaluating positive and negative evidence regarding past and future events, including operating results. This resulted in significant audit effort, judgment, and subjectivity in performing procedures and evaluating audit evidence over income taxes. The audit effort involved the use of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to income taxes, including management’s controls over the application of current enacted tax laws and published tax guidance and their impact to the current year provision, the establishment of deferred tax assets and liabilities, and the evaluation of the realizability of deferred tax assets. These procedures also included, among others, (i) testing the provision for income taxes and the application of current enacted tax laws and published tax guidance, including the effective tax rate reconciliation, return to provision adjustments, and permanent and temporary differences, (ii) testing the underlying data used in establishing and measuring deferred tax assets and liabilities, and (iii) evaluating management’s assessment of the realizability of deferred tax assets by evaluating factors used in management’s assessment of positive and negative evidence regarding past and future events, including operating results and the related expected utilization of deferred tax assets. Professionals with specialized skill and knowledge were used to assist in the evaluation of the calculations, including application of relevant tax laws and published tax guidance.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 14, 2020

We have served as the Company’s auditor since 2002.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures. Management, including the Company’s President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Item 9B. Other Information
None.

PART III
Except as provided below in this Part III, the information required by Items 10 through 14 of Part III is incorporated by reference from Item 1 of this Report and from the registrant’s Proxy Statement, under the captions “Nomination and Election of Directors,” “Beneficial Stock Ownership,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Corporate Governance,” “The Board and Committees” and “Independent Registered Public Accounting Firm” which Proxy Statement will be mailed to stockholders in connection with the registrant’s annual meeting of stockholders which is scheduled to be held in May 2020.

PART IV
Item 15.   Exhibits and Financial Statement Schedules

(a)1. Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Page(s)
Consolidated statements of financial position at December 31, 2019 and 2018	21
Consolidated statements of operations for the years ended December 31, 2019, 2018, and 2017	22
Consolidated statements of comprehensive income (loss) for the years ended December 31, 2019, 2018, and 2017	23
Consolidated statements of stockholders’ equity for the years ended December 31, 2019, 2018, and 2017	24
Consolidated statements of cash flows for the years ended December 31, 2019, 2018, and 2017	25
Notes to consolidated financial statements	26-42
Report of independent registered public accounting firm	43-45
Selected quarterly financial data for the years ended December 31, 2019 and 2018 are set forth in Note P—Quarterly Financial Data (Unaudited) included in Item 8 of this report.	42

2. Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018, and 2017	54
Schedules I, III, IV and V have been omitted as they are not applicable.

3. Exhibits

Exhibit No.	Exhibit
3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

3.2	Amended and Restated By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K dated February 13, 2020.

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

*10.1	Form of Power of Attorney and Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.
*10.2
Employment Agreement between the Registrant and Harold M. Messmer, Jr., incorporated by reference to (i) Exhibit 10.(c) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1985(P), (ii) Exhibit 10.2(b) to Registrant’s Registration Statement on Form S-1 (No. 33-15171)(P), (iii) Exhibit 10.2(c) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987(P), (iv) Exhibit 10.2(d) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988(P), (v) Exhibit 28.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1990(P), (vi) Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991(P), (vii) Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993(P), (viii) Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, (ix) Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995, (x) Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, (xi) Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, (xii) Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, (xiii) Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, (xiv) Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, (xv) Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, (xvi) Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, (xvii) Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and (xviii) Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 7, 2019.

*10.3	Amended and Restated Deferred Compensation Plan, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

*10.4
Amended and Restated Severance Agreement dated as of February 9, 2011, between Registrant and Paul F. Gentzkow, incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

*10.5
Agreement dated as of July 31, 1995, between Registrant and Paul F. Gentzkow, incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.6	Form of Amended and Restated Severance Agreement, incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

*10.7	Form of Indemnification Agreement for Directors of the Registrant, incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989(P).

*10.8
Form of Indemnification Agreement for Executive Officers of Registrant, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*10.9	Senior Executive Retirement Plan, as amended and restated December 15, 2019.

*10.10
Form of Part-Time Employment Agreement, as amended and restated, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014.

Exhibit No.	Exhibit
*10.11	Annual Performance Bonus Plan, as amended and restated, incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated May 23, 2013.

*10.12	Summary of Outside Director Cash Remuneration, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.

*10.13
Stock Incentive Plan, as amended and restated, incorporated by reference to Exhibit 99.1 to the Registrant’s Current RepStock Incentive Plan, as amended and restated, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated May 22, 2019rt on Form 8-K dated May 22, 2019.

*10.14
Stock Incentive Plan—Form of Restricted Share Agreement for Executive Officers effective through February 11, 2020, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013.

*10.15	Stock Incentive Plan—Form of Stock Option Agreement for Executive Officers, incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

*10.16
Stock Incentive Plan—Form of Restricted Share Agreement for Outside Directors, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.

*10.17	Stock Incentive Plan—Form of Stock Option Agreement for Outside Directors, incorporated by reference to Exhibit 99.6 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

*10.18	Stock Incentive Plan—Form of Restricted Share Agreement for Executive Officers effective February 12, 2020.

21.1	Subsidiaries of the Registrant

23.1	Independent Registered Public Accounting Firm’s Consent.

31.1	Rule 13a-14(a) Certification of Chief Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Rule 1350 Certification of Chief Executive Officer.

32.2	Rule 1350 Certification of Chief Rule 1350 Certification of Chief Financial Officer.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ROBERT HALF INTERNATIONAL INC. (Registrant)

Date: February 14, 2020	By:	/s/ MICHAEL C. BUCKLEY
Michael C. Buckley Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 14, 2020	By:	/s/ HAROLD M. MESSMER, JR.
Harold M. Messmer, Jr. Executive Chairman of the Board, and a Director

Date: February 14, 2020	By:	/s/ M. KEITH WADDELL
M. Keith Waddell
President
Date: February 14, 2020		Chief Executive Officer and a Director
(Principal Executive Officer)

Date: February 14, 2020	By:	/s/ JULIA L. CORONADO
Julia L. Coronado, Director

Date: February 14, 2020	By:	/s/ DIRK A. KEMPTHORNE
Dirk A. Kempthorne, Director

Date: February 14, 2020	By:	/s/ MARC H. MORIAL
Marc H. Morial, Director

Date: February 14, 2020	By:	/s/ BARBARA J. NOVOGRADAC
Barbara J. Novogradac, Director

Date: February 14, 2020	By:	/s/ ROBERT J. PACE
Robert J. Pace, Director

Date: February 14, 2020	By:	/s/ FREDERICK A. RICHMAN
Frederick A. Richman, Director

Date: February 14, 2020	By:	/s/ MICHAEL C. BUCKLEY
Michael C. Buckley Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Schedule II—Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period		Charged to Expenses	Deductions	Translation Adjustments	Balance at End of Period
Year Ended December 31, 2017
Allowance for doubtful accounts receivable	$33,133		8,022	(8,751)	777	$33,181
Deferred tax valuation allowance	$18,907		1,411	(1,275)	1,135	$20,178
Year Ended December 31, 2018
Allowance for doubtful accounts receivable	$23,682	(a)	11,914	(8,690)	772	$27,678
Deferred tax valuation allowance	$20,178		5,683	(2,599)	(190)	$23,072
Year Ended December 31, 2019
Allowance for doubtful accounts receivable	$27,678		9,868	(8,687)	(103)	$28,756
Deferred tax valuation allowance	$23,072		719	(2,154)	(19)	$21,618

(a)In accordance with its adoption of ASC 606 Revenue from Contracts with Customers, on January 1, 2018, the Company reclassified certain allowances that are now reflected as liabilities in the amount of $9.5 million.