Form 10-Q
period 2020-03-31
ROBERT HALF INTERNATIONAL INC.
filed 2020-05-04
CIK 315213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 FORM 10-Q
______________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2020:
114,602,242 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share amounts)

March 31, 2020	December 31, 2019

ASSETS
Cash and cash equivalents	$249,914	$270,478
Accounts receivable, net	853,529	832,797
Other current assets	503,212	525,574
Total current assets	1,606,655	1,628,849
Property and equipment, net	126,602	128,385
Right-of-use assets	241,878	241,029
Other intangible assets, net	1,392	1,752
Goodwill	209,503	210,364
Noncurrent deferred income taxes	88,822	101,029
Total assets	$2,274,852	$2,311,408
LIABILITIES
Accounts payable and accrued expenses	$137,345	$123,841
Accrued payroll and benefit costs	684,729	743,602
Income taxes payable	19,758	1,623
Notes payable, current	223	218
Current operating lease liabilities	71,299	71,408
Total current liabilities	913,354	940,692
Notes payable, less current portion	181	239
Noncurrent operating lease liabilities	204,587	201,961
Other liabilities	26,805	24,833
Total liabilities	1,144,927	1,167,725
Commitments and Contingencies (Note I)
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 260,000,000 shares; issued and outstanding 114,602,243 shares and 115,120,404 shares	115	115
Additional paid-in capital	1,141,011	1,127,487
Accumulated other comprehensive income (loss)	(33,686)	(19,986)
Retained earnings	22,485	36,067
Total stockholders’ equity	1,129,925	1,143,683
Total liabilities and stockholders’ equity	$2,274,852	$2,311,408

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019

Service revenues	$1,506,691	$1,468,530
Costs of services	895,974	860,942
Gross margin	610,717	607,588
Selling, general and administrative expenses	479,573	461,359
Amortization of intangible assets	338	342
Interest income, net	(957)	(1,496)
Income before income taxes	131,763	147,383
Provision for income taxes	41,848	37,585
Net income	$89,915	$109,798

Net income per share:
Basic	$.79	$.94
Diluted	$.79	$.93

Shares:
Basic	113,187	117,068
Diluted	113,858	117,966
Dividends declared per share	$.34	$.31

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2020	2019
COMPREHENSIVE INCOME (LOSS):
Net income	$89,915	$109,798
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(13,700)	(1,897)
Total comprehensive income (loss)	$76,215	$107,901

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2019	115,120	$115	$1,127,487	$(19,986)	$36,067	$1,143,683
Net income	—	—	—	—	89,915	89,915
Adoption of accounting pronouncement	—	—	—	—	(558)	(558)
Other comprehensive income (loss)	—	—	—	(13,700)	—	(13,700)
Dividends declared ($.34 per share)	—	—	—	—	(39,441)	(39,441)
Net issuances of restricted stock	745	1	(1)	—	—	—
Stock-based compensation	—	—	13,525	—	—	13,525
Repurchases of common stock	(1,263)	(1)	—	—	(63,498)	(63,499)
Balance at March 31, 2020	114,602	$115	$1,141,011	$(33,686)	$22,485	$1,129,925

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2018	119,078	$119	$1,079,188	$(16,109)	$—	$1,063,198
Net income	—	—	—	—	109,798	109,798
Other comprehensive income (loss)	—	—	—	(1,897)	—	(1,897)
Dividends declared ($.31 per share)	—	—	—	—	(36,998)	(36,998)
Net issuances of restricted stock	281	—	—	—	—	—
Stock-based compensation	—	—	11,244	—	—	11,244
Repurchases of common stock	(1,038)	(1)	—	—	(68,315)	(68,316)
Balance at March 31, 2019	118,321	$118	$1,090,432	$(18,006)	$4,485	$1,077,029

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$89,915	$109,798
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	4,690	2,325
Depreciation	15,913	15,652
Amortization of cloud computing implementation costs	3,288	—
Amortization of intangible assets	338	342
Stock-based compensation	13,525	11,244
Deferred income taxes	12,022	5,736
Changes in assets and liabilities:
Accounts receivable	(36,700)	(35,294)
Capitalized cloud computing implementation costs	(10,379)	(4,751)
Accounts payable and accrued expenses	18,193	(11,910)
Accrued payroll and benefit cost	(4,396)	13,308
Income taxes payable	20,124	17,470
Other assets and liabilities, net	(1,607)	3,159
Net cash flows provided by operating activities	124,926	127,079

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,276)	(12,670)
Payments for employee deferred compensation plans	(37,061)	(27,376)
Redemptions from employee deferred compensation plans	22,987	16,966
Net cash flows used in investing activities	(28,350)	(23,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(53)	(49)
Repurchases of common stock	(69,968)	(72,343)
Dividends paid	(40,476)	(37,887)
Net cash flows used in financing activities	(110,497)	(110,279)
Effect of exchange rate fluctuations	(6,643)	(654)
Change in cash and cash equivalents	(20,564)	(6,934)
Cash and cash equivalents at beginning of period	270,478	276,579
Cash and cash equivalents at end of period	$249,914	$269,645

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Stock repurchases awaiting settlement	$—	$7,332

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020

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
Basis of Presentation. The unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). Certain reclassifications have been made to prior year’s condensed consolidated financial statements to conform to the 2020 presentation. The comparative year-end Condensed Consolidated Statement of Financial Position data presented was derived from audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the periods presented have been included. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2019, included in its Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for a full year.
Principles of Consolidation. The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of March 31, 2020, such estimates include allowances for credit losses, variable consideration, workers’ compensation losses, income and other taxes, and assumptions used in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions.
In March 2020, the World Health Organization announced that a novel strain of coronavirus (“COVID-19”) had become pandemic. The COVID-19 pandemic is already having a significant impact on global economies as a result of stay-at-home orders and business closures designed to stop the spread of the virus. We are continuing to monitor the spread of COVID-19 and related risks, including risks related to efforts to mitigate the disease’s spread, although the rapid development and fluidity of our response to the pandemic, including uncertainty around the duration and extent of COVID-19, precludes any prediction as to its ultimate impact on the Company’s results of operations, financial condition, or liquidity. In light of the currently unknown ultimate duration and severity of COVID-19, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply the Company’s significant accounting policies. As COVID-19 continues to develop, we may make changes to these estimates and judgments over time, which could result in meaningful impacts to the Company’s financial statements in future periods. Actual results and outcomes may differ from management’s estimates and assumptions.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2020
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
Costs of Services.    Direct costs of temporary and consultant staffing consist of payroll, payroll taxes and benefit costs for the Company’s engagement professionals, as well as reimbursable expenses. Direct costs of permanent placement staffing services consist of reimbursable expenses. Risk consulting and internal audit direct costs of services include professional staff payroll, contract labor payroll, payroll taxes and benefit costs, as well as reimbursable expenses.
Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs were $14.5 million and $12.8 million for the three months ended March 31, 2020 and 2019, respectively.
Allowance for Credit Losses.  The Company is exposed to credit losses resulting from the inability of its customers to make required payments. The Company establishes an allowance for these potential credit losses based on its review of customers’ credit profiles, historical loss statistics, prepayments, recoveries, current business conditions and macro-economic trends. The Company considers risk characteristics of trade receivables based on asset type, size, term, and geographical locations to evaluate trade receivables on a collective basis. The Company applies credit loss estimates to these pooled receivables to determine expected credit losses.
The following table sets forth the activity in credit losses from December 31, 2019, through March 31, 2020 (in thousands):

Credit Loss
Balance as of December 31, 2019	$22,885
Adoption of accounting pronouncement	558
Balance as of January 1, 2020	$23,443
Charges to expense	4,690
Deductions	(1,620)
Other, including translation adjustments	(213)
Balance as of March 31, 2020	$26,300

Goodwill and Intangible Assets.    Goodwill and intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment, or on an as needed interim basis.
Internal-use Software.    The Company capitalizes direct costs incurred in the development of internal-use software. Cloud computing implementation costs incurred in hosting arrangements are capitalized and reported as a component of other assets. All other internal-use software development costs are capitalized and reported as a component of computer software within property and equipment on the unaudited Condensed Consolidated Statement of Financial Position. Capitalized internal-use software development costs were $13.0 million and $5.0 million for the three months ended March 31, 2020 and 2019, respectively.
Note B—New Accounting Pronouncements

Recently Adopted Accounting Pronouncements
Current Expected Credit Losses Model. In June 2016, the FASB issued authoritative guidance amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2020
income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2019. The Company has adopted the new guidance prospectively as of January 1, 2020, and the impact of adoption was not material to its financial statements.
Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued authoritative guidance to simplify the goodwill impairment testing process. The new standard eliminates Step 2 of the goodwill impairment test. If a company determines in Step 1 of the goodwill impairment test that the carrying value of goodwill is greater than the fair value, an impairment in that amount should be recorded to the income statement, rather than proceeding to Step 2. The new guidance is effective for the Company for fiscal years beginning after December 15, 2019, although early adoption is permitted. The Company has adopted the new guidance prospectively as of January 1, 2020, and the impact of adoption was not material to its financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company believes this guidance will not have a material impact on its financial statements.

Note C—Revenue Recognition

The Company derives its revenues from three segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. Revenues are recognized when promised goods or services are delivered to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Service revenues as presented in the unaudited Condensed Consolidated Statements of Operations represent services rendered to customers less variable consideration, such as sales adjustments and allowances. Reimbursements, including those related to travel and out-of-pocket expenses, are also included in service revenues and equivalent amounts of reimbursable expenses are included in costs of services.

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

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2020
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

The following table presents the Company’s revenues disaggregated by line of business (in thousands):

	Three Months Ended March 31,
	2020	2019
Accountemps	$480,441	$483,473
OfficeTeam	239,036	252,035
Robert Half Technology	183,423	171,928
Robert Half Management Resources	189,220	177,191
Temporary and consulting staffing	1,092,120	1,084,627
Permanent placement staffing	120,489	131,562
Risk consulting and internal audit services	294,082	252,341
Service revenues	$1,506,691	$1,468,530

Payment terms in the Company’s contracts vary by the type and location of the Company’s customer and the services offered. The term between invoicing and when payment is due is not significant.

Contracts with multiple performance obligations are recognized as performance obligations are delivered, and contract value is allocated based on relative stand-alone selling values of the services and products in the arrangement. As of March 31, 2020, aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year was $112.0 million. Of this amount, $103.7 million is expected to be recognized within the next twelve months. As of March 31, 2019, aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year was $84.8 million.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2020
Contract liabilities are recorded when cash payments are received or due in advance of performance and are reflected in accounts payable and accrued expenses on the unaudited Condensed Consolidated Statement of Financial Position. The following table sets forth the activity in contract liabilities from December 31, 2018, through March 31, 2020 (in thousands):

Contract Liabilities
Balance as of December 31, 2018	$12,997
Payments in advance of satisfaction of performance obligations	13,030
Revenue recognized	(12,072)
Other, including translation adjustments	(1,007)
Balance as of December 31, 2019	$12,948
Payments in advance of satisfaction of performance obligations	12,173
Revenue recognized	(10,287)
Other, including translation adjustments	355
Balance as of March 31, 2020	$15,189

Note D—Other Current Assets
Other current assets consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Deferred compensation plans	$363,727	$398,442
Prepaid expenses	92,299	84,364
Other	47,186	42,768
Other current assets	$503,212	$525,574

Note E—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Computer hardware	$166,657	$164,547
Computer software	292,958	291,681
Furniture and equipment	88,030	88,136
Leasehold improvements	150,274	150,644
Property and equipment, cost	697,919	695,008
Accumulated depreciation	(571,317)	(566,623)
Property and equipment, net	$126,602	$128,385

Note F—Leases

The Company has operating leases for corporate and field offices, and certain equipment. The Company’s leases have remaining lease terms of less than 1 year to 10 years, some of which include options to extend the leases for up to 7 years, and

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2020
some of which include options to terminate the leases within 1 year. Operating lease expenses for the three months ended March 31, 2020 and 2019, were $19.9 million and $16.6 million, respectively.

Supplemental cash flow information related to leases consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for operating lease liabilities	$20,554	$16,728
Right-of-use assets obtained in exchange for new operating lease liabilities	$14,547	$10,517

Supplemental balance sheet information related to leases consisted of the following:

	March 31, 2020	December 31, 2019
Weighted average remaining lease term for operating leases	4.8 years	4.8 years
Weighted average discount rate for operating leases	2.9%	3.0%

Future minimum lease payments under non-cancellable leases as of March 31, 2020, were as follows (in thousands):

2020 (excluding the three months ended March 31, 2020)	$59,247
2021	67,151
2022	53,833
2023	44,610
2024	34,645
Thereafter	35,863
Less: Imputed interest	(19,463)
Present value of operating lease liabilities (a)	$275,886
(a) Includes current portion of $71.3 million for operating leases.

As of March 31, 2020, the Company had additional future minimum lease obligations totaling $33.2 million under operating leases that had not yet commenced. These operating leases include agreements for corporate and field office facilities with lease terms of less than 1 year to 8 years.
Note G—Goodwill
The following table sets forth the activity in goodwill from December 31, 2019, through March 31, 2020 (in thousands):

	Goodwill
	Temporary and consultant staffing	Permanent placement staffing	Risk consulting and internal audit services	Total
Balance as of December 31, 2019	$134,210	$26,097	$50,057	$210,364
Foreign currency translation adjustments	(364)	(99)	(398)	(861)
Balance as of March 31, 2020	$133,846	$25,998	$49,659	$209,503

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2020
Due to the recent significant decline in global economic and labor market conditions caused by the global outbreak of the COVID-19 pandemic, the Company considered the recoverability of its goodwill and determined, during the three months ended March 31, 2020, there were no events or circumstances that have changed since the last annual test that could more likely than not reduce the fair value of the Company’s reporting units below its carrying values.

Note H—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Employee deferred compensation plans	$373,043	$421,198
Payroll and benefits	254,888	280,918
Payroll taxes	36,146	21,831
Workers’ compensation	20,652	19,655
Accrued payroll and benefit costs	$684,729	$743,602
The Company provides various qualified defined contribution 401(k) plans covering eligible employees. The plans offer a savings feature with the Company matching employee contributions. Assets of this plan are held by an independent trustee for the sole benefit of participating employees. Nonqualified plans are provided for employees not eligible for the qualified plans. These plans include provisions for salary deferrals and Company matching and discretionary contributions. The asset value of the nonqualified plans was $363.7 million and $398.4 million as of March 31, 2020 and December 31, 2019, respectively, and is included in other current assets in the unaudited Condensed Consolidated Statements of Financial Position. The liability value for the nonqualified plans was $373.0 million and $421.2 million as of March 31, 2020 and December 31, 2019, respectively, and is included in current accrued payroll and benefit costs in the unaudited Condensed Consolidated Statements of Financial Position. Deferred compensation plan and other benefits related to the Company’s executive chairman were $91.9 million and $91.8 million as of March 31, 2020 and December 31, 2019, respectively, and are included in the liability value for the nonqualified plans. Net unrealized gains and (losses) on these nonqualified plan assets and liabilities were $(48.7) million and $23.7 million for the three months ended March 31, 2020 and 2019, respectively.
The Company’s contribution expense for its qualified defined contribution plans and nonqualified benefits plans totaled $5.6 million and $3.6 million for the three months ended March 31, 2020 and 2019, respectively.
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

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2020
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
Note J—Stockholders’ Equity
Stock Repurchase Program. As of March 31, 2020, the Company is authorized to repurchase, from time to time, up to 1.5 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the three months ended March 31, 2020 and 2019, are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2020	2019
Common stock repurchased (in shares)	983	781
Common stock repurchased	$51,477	$51,608

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. The number and the cost of repurchases related to employee stock plans made during the three months ended March 31, 2020 and 2019, are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2020	2019
Repurchases related to employee stock plans (in shares)	280	257
Repurchases related to employee stock plans	$12,022	$16,708
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Repurchase activity for the three months ended March 31, 2020 and 2019, is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2020
Repurchases of shares and issuances of cash dividends are applied first to the extent of retained earnings and any remaining amounts are applied to capital surplus.
Note K—Net Income Per Share
The calculation of net income per share for the three months ended March 31, 2020 and 2019, is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019

Net income	$89,915	$109,798
Basic:
Weighted average shares	113,187	117,068

Diluted:
Weighted average shares	113,187	117,068
Dilutive effect of potential common shares	671	898
Diluted weighted average shares	113,858	117,966

Net income per share:
Basic	$.79	$.94
Diluted	$.79	$.93

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
The accounting policies of the segments are set forth in Note A—“Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The Company evaluates performance based on income from operations before net interest income, intangible asset amortization expense, and income taxes.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2020
The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Service revenues
Temporary and consultant staffing	$1,092,120	$1,084,627
Permanent placement staffing	120,489	131,562
Risk consulting and internal audit services	294,082	252,341
	$1,506,691	$1,468,530
Operating income
Temporary and consultant staffing	$93,764	$106,018
Permanent placement staffing	10,911	21,557
Risk consulting and internal audit services	26,469	18,654
	131,144	146,229
Amortization of intangible assets	338	342
Interest income, net	(957)	(1,496)
Income before income taxes	$131,763	$147,383

Note M—Subsequent Events
On April 30, 2020, the Company announced the following:

Quarterly dividend per share	$.34
Declaration date	April 30, 2020
Record date	May 26, 2020
Payment date	June 15, 2020

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain information contained in Management’s Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the Company’s future operating results or financial positions. These statements may be identified by words such as “estimate”, “forecast”, “project”, “plan”, “intend”, “believe”, “expect”, “anticipate”, or variations or negatives thereof or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. These risks and uncertainties include, but are not limited to, the following: changes to or new interpretations of U.S. or international tax regulations, the global financial and economic situation; the duration and impact of the COVID-19 pandemic and efforts to mitigate its spread; changes in levels of unemployment and other economic conditions in the United States or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of candidates for temporary employment or the Company’s ability to attract candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company’s services, on the Company’s ability to maintain its margins; the possibility of the Company incurring liability for its activities, including the activities of its engagement professionals, or for events impacting its engagement professionals on clients’ premises; the possibility that adverse publicity could impact the Company’s ability to attract and retain clients and candidates; the success of the Company in attracting, training, and retaining qualified management personnel and other staff employees and in managing the recently announced leadership transition; the Company’s ability to comply with governmental regulations affecting personnel services businesses in particular or employer/employee relationships in general; whether there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; the Company’s reliance on short-term contracts for a significant percentage of its business; litigation relating to prior or current transactions or activities, including litigation that may be disclosed from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings; the ability of the Company to manage its international operations and comply with foreign laws and regulations; the impact of fluctuations in foreign currency exchange rates; the possibility that the additional costs the Company will incur as a result of health care reform legislation may adversely affect the Company’s profit margins or the demand for the Company’s services; the possibility that the Company’s computer and communications hardware and software systems could be damaged or their service interrupted or the Company could experience a cybersecurity breach; and the possibility that the Company may fail to maintain adequate financial and management controls and as a result suffer errors in its financial reporting. Additionally, with respect to Protiviti, other risks and uncertainties include the fact that future success will depend on its ability to retain employees and attract clients; there can be no assurance that there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; failure to produce projected revenues could adversely affect financial results; and there is the possibility of involvement in litigation relating to prior or current transactions or activities. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results.
Executive Overview
The global outbreak of the coronavirus disease 2019 (“COVID-19”) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has negatively affected the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place”. The Company has been working to ensure the health and welfare of its employees while maintaining its service commitments to customers. As we navigate through this crisis, preserving the long-term intrinsic value of the Company is our guiding principle. Given the magnitude of the COVID 19 impact on the Company’s business, we fully understand that we must also adjust the Company’s cost structure. The extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain and cannot be predicted.
Demand for the Company’s temporary and consulting staffing, permanent placement staffing, and risk consulting and internal audit services is largely dependent upon general economic and labor trends both domestically and abroad. Correspondingly, financial results for the first quarter of 2020, specifically the second half of March 2020, began to reflect the COVID-19 impact on the Company’s business, particularly its staffing operations. During the first quarter of 2020, net service revenues were $1.51 billion, an increase of 3% from the prior year. Net income for the quarter was $90 million and diluted net income per share was $.79. Temporary and consultant staffing and risk consulting and internal audit services had modest growth, slightly offset by a decline in permanent placement staffing during the first quarter of 2020, compared to the first quarter of 2019. The Company’s staffing clients, most of whom are small and midsize businesses, are feeling the crisis, and the downstream effect is a much tougher business climate for the Company. Demand for Protiviti’s services was broad-based across its diversified service offerings, including internal audit, technology consulting and regulatory compliance consulting. Protiviti continues to nurture and grow a loyal client base.
The United States economic backdrop as we ended the first quarter of 2020 was one of slowdown and uncertainty as real gross domestic product (“GDP”) decreased 4.8%, while the unemployment rate increased from 3.5% in December 2019 to 4.4% at the end of the first quarter of 2020.
We monitor various economic indicators and business trends in all of the countries in which we operate to anticipate demand for the Company’s services. We evaluate these trends to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends. We have limited visibility into future revenues not only due to the dependence on macroeconomic conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, we typically assess headcount and other investments on at least a quarterly basis. As such, during the first quarter and early into the second quarter of 2020, we took actions to reduce operating costs including laying off the Company’s less experienced and lower performing staff. Impacted corporate staff were furloughed with paid benefits, awaiting a return to higher activity levels.
Capital expenditures, including $10 million for cloud computing arrangements, for the three months ended March 31, 2020, totaled $25 million, approximately 62% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s sustainability and future growth opportunities. Capital expenditures for cloud computing arrangements are included in cash flows from operating activities on the Company’s Condensed Consolidated Statements of Cash Flows. Capital expenditures also included amounts spent on tenant improvements and furniture and equipment in the Company’s leased offices. We currently expect that 2020 capital expenditures will range from $65 million to $75 million, of which $35 million to $45 million relates to software initiatives and technology infrastructure, including capitalized costs related to implementation of cloud computing arrangements.
Critical Accounting Policies and Estimates
The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There were no material changes to the Company’s critical accounting policies or estimates for the three months ended March 31, 2020.
Recent Accounting Pronouncements
See Note B—“New Accounting Pronouncements” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
Results of Operations
Demand for the Company’s temporary and consulting staffing, permanent placement staffing, and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Because of the inherent difficulty in predicting economic trends and the absence of material long-term contracts in any of the Company’s business units, future demand for the Company’s services cannot be forecast with certainty. The Company’s investments in technology have allowed its internal staff to remain fully functional during this pandemic. We believe the Company is well positioned to meet the demand of our customers.
Temporary and consultant staffing and risk consulting and internal audit services had modest growth, slightly offset by a decline in permanent placement staffing during the first quarter. Robert Half Technology and Robert Half Management Resources divisions turned in solid results during the first quarter. Protiviti had a strong quarter, posting double-digit, year-on-year revenue gains for the eighth consecutive quarter.
The Company’s temporary and permanent placement staffing business has 327 offices in 42 states, the District of Columbia and 17 foreign countries, while Protiviti has 62 offices in 23 states and 11 foreign countries.

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
In order to calculate constant currency revenue growth rates, as reported amounts are retranslated using foreign currency exchange rates from the prior year’s comparable period. Management then calculates a global, weighted-average number of billing days for each reporting period based upon input from all countries and all lines of business. In order to remove the fluctuations caused by comparable periods having different billing days, the Company calculates same billing day revenue growth rates by dividing each comparative period’s reported revenues by the calculated number of billing days for that period to arrive at a per billing day amount. Same billing day growth rates are then calculated based upon the per billing day amounts. The term “as adjusted” means that the impact of different billing days and constant currency fluctuations are removed from the revenue growth rate calculation.
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
Three Months Ended March 31, 2020 and 2019
Revenues. The Company’s revenues were $1.51 billion for the three months ended March 31, 2020, increasing by 2.6% compared to $1.47 billion for the three months ended March 31, 2019. Revenues from foreign operations represented 22% of total revenues for the three months ended March 31, 2020, down from 24% of total revenues for the three months ended March 31, 2019. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. For the three months ended March 31, 2020, risk consulting and internal audit services continued to post strong growth rates, compared to the same period in 2019. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing revenues were $1.09 billion for the three months ended March 31, 2020, increasing by 0.7% compared to revenues of $1.08 billion for the three months ended March 31, 2019. Key drivers of temporary and consultant staffing revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. On an as adjusted basis, temporary and consultant staffing revenues were essentially flat for the first quarter of 2020 compared to the first quarter of 2019. In the U.S., revenues in the first quarter of 2020 increased 2.0% on an as reported basis and 0.5% on an as adjusted basis, compared to the first quarter of 2019. For the Company’s international operations, 2020 first quarter revenues decreased 3.8% on an as reported basis and decreased 1.9% on an as adjusted basis, compared to the first quarter of 2019.
Permanent placement staffing revenues were $120 million for the three months ended March 31, 2020, decreasing by 8.4% compared to revenues of $132 million for the three months ended March 31, 2019. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. The second half of March 2020, began to reflect the COVID-19 impact on permanent placement staffing operations. On an as adjusted basis, permanent placement staffing revenues decreased 9.0% for the first quarter of 2020 compared to the first quarter of 2019, driven by a decrease in number of placements, partially offset by an increase in average fees earned per placement. In the U.S., revenues for the first quarter of 2020 decreased 4.9% on an as reported basis and 6.3% on an as adjusted basis, compared to the first quarter of 2019. For the Company’s international operations, revenues for the first quarter of 2020 decreased 15.9% on an as reported basis and decreased 14.6% on an as adjusted basis, compared to the first quarter of 2019. Demand for permanent placement staffing is even more sensitive to economic and labor market conditions than demand for temporary and consultant staffing as demonstrated by the results in the current economic environment.
Risk consulting and internal audit services revenues were $294 million for the three months ended March 31, 2020, increasing by 16.5% compared to revenues of $252 million for the three months ended March 31, 2019. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On an as adjusted basis, risk consulting and internal audit services revenues increased 15.5% for the first quarter of 2020 compared to the first quarter of 2019, primarily due to an increase in billable hours. In the U.S., revenues in the first quarter of 2020 increased 21.3% on an as reported basis and 19.5% on an as adjusted basis, compared to the first quarter of 2019. Contributing to the U.S. increase were services related to business performance improvement, technology consulting, and internal audit and financial advisory practice areas. The Company’s risk consulting and internal audit services revenues from international operations increased 1.3% on an as reported basis and 2.4% on an as adjusted basis for the first quarter of 2020 compared to the first quarter of 2019.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended March 31, 2020, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	0.7%	2.0%	-3.8%
Billing Days Impact	-1.4%	-1.5%	-1.4%
Currency Impact	0.7%	—	3.3%
As Adjusted	0.0%	0.5%	-1.9%
Permanent placement staffing
As Reported	-8.4%	-4.9%	-15.9%
Billing Days Impact	-1.4%	-1.4%	-1.1%
Currency Impact	0.8%	—	2.4%
As Adjusted	-9.0%	-6.3%	-14.6%
Risk consulting and internal audit services
As Reported	16.5%	21.3%	1.3%
Billing Days Impact	-1.6%	-1.8%	-1.4%
Currency Impact	0.6%	—	2.5%
As Adjusted	15.5%	19.5%	2.4%
Gross Margin. The Company’s gross margin dollars were $611 million for the three months ended March 31, 2020, increasing by 0.5% compared to $608 million for the three months ended March 31, 2019. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars for temporary and consultant staffing represent revenues less direct costs of services, which consist of payroll, payroll taxes and benefit costs for engagement professionals, and reimbursable expenses. The key drivers of gross margin are: i) pay-bill spreads, which represent the differential between wages paid to engagement professionals and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company’s client. Gross margin dollars for the Company’s temporary and consultant staffing division were $413 million for the three months ended of both March 31, 2020 and March 31, 2019. As a percentage of revenues, gross margin for temporary and consultant staffing was 37.8% in the first quarter of 2020, down slightly from 38.0% in the first quarter of 2019.
Gross margin dollars for permanent placement staffing represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $120 million for the three months ended March 31, 2020, decreasing 8.4% from $131 million for the three months ended March 31, 2019. Because reimbursable expenses for permanent placement staffing are de minimis, gross margin dollars are substantially explained by revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $78 million for the three months ended March 31, 2020, increasing 21.4% compared to $64 million for the three months ended March 31, 2019. As a percentage of revenues, gross margin for risk consulting and internal audit services in the first quarter of 2020 was 26.3%, up from 25.3% in the first quarter of 2019. The year-over-year improvement in gross margin percentage was due primarily to improved staff utilization and the relative composition of professional staff.
Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation, and occupancy costs. The Company’s selling, general and administrative expenses were $480 million for the three months ended March 31, 2020, increasing 3.9% from $461 million for the three months ended March 31, 2019. As a percentage of revenues, the Company’s selling, general and administrative expenses were 31.8% for the first quarter of 2020, up from 31.4% in the first quarter of 2019. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $319 million for the three months ended March 31, 2020, increasing 4.2% from $306 million for the three months ended March 31, 2019. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing were 29.2% in the first quarter of 2020, up from 28.3% in the first quarter of 2019 due primarily to negative leverage as revenues decreased in response to the COVID-19 pandemic.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $110 million for the three months ended of both March 31, 2020 and March 31, 2019. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing were 90.8% in the first quarter of 2020, up from 83.4% in the first quarter of 2019 due primarily to negative leverage as revenues decreased in response to the COVID-19 pandemic.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $51 million for the three months ended March 31, 2020, increasing by 12.9% compared to $45 million for the three months ended March 31, 2019. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 17.3% in the first quarter of 2020, down from 17.9% in the first quarter of 2019 due primarily to positive operating leverage resulting from increased revenues.
Operating Income. The Company’s total operating income was $131 million, or 8.7% of revenues, for the three months ended March 31, 2020, down from $146 million, or 10.0% of revenues, for the three months ended March 31, 2019. For the Company’s temporary and consultant staffing division, operating income was $94 million, or 8.6% of applicable revenues, down from $106 million, or 9.8% of applicable revenues, in the first quarter of 2019. For the Company’s permanent placement staffing division, operating income was $11 million, or 9.1% of applicable revenues, compared to an operating income of $21 million, or 16.4% of applicable revenues, in the first quarter of 2019. For the Company’s risk consulting and internal audit services division, operating income was $26 million, or 9.0% of applicable revenues, compared to an operating income of $19 million, or 7.4% of applicable revenues, in the first quarter of 2019.
Provision for income taxes. The provision for income taxes was 31.8% and 25.5% for the three months ended March 31, 2020 and 2019, respectively. The higher tax rate in the first quarter of 2020 is primarily due to a larger percentage impact that permanent non-deductible tax items have on lower year-over-year income before taxes. Also contributing to the increase is a lower tax benefit this quarter compared to last year for restricted stock vesting.
Liquidity and Capital Resources
The change in the Company’s liquidity during the three months ended March 31, 2020 and 2019, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, payment to trusts for employee deferred compensation plans, repurchases of common stock, and payment of dividends.

Cash and cash equivalents were $250 million and $270 million at March 31, 2020 and 2019, respectively. Operating activities provided $125 million during the three months ended March 31, 2020, offset by $28 million and $110 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $127 million during the three months ended March 31, 2019, offset by $23 million and $110 million of net cash used in investing activities and financing activities, respectively.
Operating activities—Net cash provided by operating activities for the three months ended March 31, 2020, was composed of net income of $90 million adjusted upward for non-cash items of $50 million, offset by net cash used in working capital of $15 million. Net cash provided by operating activities for the three months ended March 31, 2019, was composed of net income of $110 million adjusted upward for non-cash items of $35 million, offset by net cash used in changes in working capital of $18 million.
Investing activities—Cash used in investing activities for the three months ended March 31, 2020, was $28 million. This was composed of capital expenditures of $14 million and net payments for employee deferred compensation plans of $14 million. Cash used in investing activities for the three months ended March 31, 2019, was $23 million. This was composed of capital expenditures of $13 million and net payments for employee deferred compensation plans of $10 million.
Financing activities—Cash used in financing activities for the three months ended March 31, 2020, was $110 million. This included repurchases of $70 million in common stock and $40 million in dividends paid to stockholders. Cash used in financing activities for the three months ended March 31, 2019, was $110 million. This included repurchases of $72 million in common stock and $38 million in dividends paid to stockholders.
As of March 31, 2020, the Company is authorized to repurchase, from time to time, up to 1.5 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the three months ended March 31, 2020 and 2019, the Company repurchased 1.0 million shares, at a cost of $51 million, and 0.8 million shares, at a cost of $52 million, on the open market, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the three months ended March 31, 2020 and 2019, such repurchases totaled 0.3 million shares, at a cost of $12 million, and 0.2 million shares, at a cost of $17 million, respectively. Repurchases of shares have been funded with cash generated from operations. Future repurchases of shares may be made after considering market conditions, cash flow from operations, and other relevant factors.
The Company’s working capital at March 31, 2020, included $250 million in cash and cash equivalents and $854 million in accounts receivable, both of which will be a significant source of ongoing liquidity and financial resilience. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.

We have limited visibility into future cash flows as the Company’s revenues are dependent on macroeconomic conditions, including COVID-19. In order to mitigate expected declines in revenue, during the first quarter and early into the second quarter of 2020, we took actions to reduce selling, general and administrative costs by approximately 30%, however, given the timing of these reductions, reported results for the second quarter are expected to reflect savings of approximately 25%, compared to the first quarter of 2020. These actions have been focused on eliminating all non-essential costs such as travel and events, as well as laying off the Company’s less experienced and lower performing staff. In addition, the Company’s variable direct costs related to its temporary and consultant staffing business will largely fluctuate in relation to its revenues.
On April 30, 2020, the Company announced a quarterly dividend of $.34 per share to be paid to all shareholders of record as of May 26, 2020. The dividend will be paid on June 15, 2020.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
In March 2020, the World Health Organization announced that a novel strain of coronavirus (“COVID-19”) had become pandemic. COVID-19 has emerged as a serious threat to the health and economic well-being of our clients, employment candidates, employees, and the overall economy. The COVID-19 pandemic is having a significant impact on global economies as a result of stay-at-home orders and business closures to stop the spread of the virus. We are continuing to monitor the spread of COVID-19 and related risks, including risks related to efforts to mitigate the disease’s spread, although the rapid development and fluidity of the situation precludes any prediction as to its ultimate impact on us. However, if the spread and related business restrictions continue, such impact could grow and our business, financial condition, results of operations and cash flows could be materially adversely affected.
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
For the three months ended March 31, 2020, approximately 22% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, and Australian dollar, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.
During the first three months of 2020, the U.S. dollar fluctuated, but generally strengthened, against the primary currencies in which the Company conducts business, compared to one year ago. Currency exchange rates had the effect of decreasing reported net service revenues by $10.5 million, or 0.7%, in the first quarter of 2020 compared to the same period one year ago. The general strengthening of the U.S. dollar also affected the reported level of expenses incurred in the Company’s foreign operations. Because substantially all the Company’s foreign operations generated revenues and incurred expenses within the same country and currency, the effect of lower reported revenues is largely offset by the decrease in reported operating expenses. Reported net income was $0.4 million, or 0.3%, lower in the first quarter of 2020 compared to the same period one year ago due to the effect of currency exchange rates.
For the one month ended April 30, 2020, the U.S. dollar has weakened against the Canadian dollar, Australian dollar, and British pound but slightly strengthened against the Euro since March 31, 2020. If currency exchange rates were to remain at April 2020 levels throughout the remainder of 2020, the currency impact on the Company’s full-year reported revenues and operating expenses would be nearly flat compared to full year 2019 results. Should current trends continue, the impact to reported net income would be immaterial.
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
ITEM 4. Controls and Procedures
Management, including the Company’s President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
There have been no material developments with regard to any of the legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019.
ITEM 1A. Risk Factors
The outbreak of a novel coronavirus disease ("COVID-19") has impacted demand for our services, disrupted our operations and may continue to do so.

The outbreak of a novel strain of coronavirus (“COVID-19”) has emerged as a serious threat to the health and economic well-being of our clients, employment candidates, employees, and the overall economy. In March 2020, the World Health Organization announced that infections of COVID-19 had become pandemic, and the President of the United States announced a National Emergency relating to the disease. Since the beginning of the outbreak, many counties, states and countries have taken dramatic action including, without limitation, ordering all non-essential workers to stay home, mandating the closure of schools and non-essential business premises and imposing isolation measures on large portions of the population. These measures, while intended to protect human life, have had serious adverse impacts on domestic and foreign economies and the severity and the duration of these is highly uncertain. The effectiveness of economic stabilization efforts, including proposed government payments to affected citizens and industries, is also uncertain and many economists are predicting extended local or global recessions.

Actions intended to mitigate the spread of COVID-19 have caused a dramatic increase in unemployment in the United States and in certain other regions in which the Company operates and created significant uncertainty and volatility in our business. Mandated business closures and slowing economic activity have reduced use of temporary workers and reduced businesses’ recruitment of new employees resulting in less demand for our services, which may materially harm our business and financial condition. Many of our clients have or may be required to or choose to voluntarily close their worksites and we have already witnessed a significant drop in the demand of our services by clients, particularly our staffing clients, most of whom are small and midsize businesses that are feeling the crisis. Deterioration in economic conditions or the financial or credit markets could also have an adverse impact on our clients’ ability to pay for services we have already provided. Furthermore, the spread of COVID-19 may adversely impact our ability to recruit sufficient candidates for staffing in certain industries or regions in which we operate. See “Item 1A. Risk Factors--Risks Related to the Company’s Operations--The Company may be unable to find sufficient candidates for its staffing business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”).

We have transitioned a significant number of our corporate employee population to a remote work environment in an effort to mitigate the spread of COVID-19. This transition to remote working and the spread of COVID-19 may negatively impact the availability of key personnel necessary to conduct our business and the business and operations of our third-party service providers who perform critical services for our business. This transition to remote working has also increased our vulnerability to risks related to our computer and communications hardware and software systems and exacerbated certain related risks, including risks of phishing and other cybersecurity attacks. See “Item 1A. Risk Factors--Risks Related to the Company’s Information Technology, Cybersecurity and Data Protection” in the Annual Report.

Furthermore, as the employer of record for some individuals who have been placed in client workplaces where exposure to COVID-19 is possible, we may be subject to risk of liability should such employees allege their workplaces failed to adequately mitigate the risk of exposure to COVID-19. In addition, in order to facilitate remote working arrangements, some of our temporary workers are accessing client workspaces from their personal devices through cloud-based systems, which could increase cybersecurity risks to our clients for which they may hold us liable. “Item 1A. Risk Factors--Risks Related to the Company’s Operations--The Company may incur potential liability to employees and clients” in the Annual Report.

We are continuing to monitor the spread of COVID-19 and related risks, including risks related to efforts to mitigate the disease’s spread, although the rapid development and fluidity of the situation precludes any prediction as to its ultimate impact on us. However, if the spread and related business restrictions continue, such impact could grow and our business, financial condition, results of operations and cash flows could be materially adversely affected. A prolonged widespread pandemic, or the perception that such a pandemic may occur, could adversely impact global economies and financial markets resulting in an economic downturn that would likely impact demand for our services. See “Item 1A. Risk Factors-- Risks Related to the Company’s Business Environment --Any reduction in global economic activity may harm the Company’s business and financial condition” in the Annual Report. Any of the above factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could materially increase our costs, severely negatively impact our revenue, net income, and other results of operations could impact our liquidity position. The duration of any such impacts cannot be predicted and such impacts may also have the effect of heightening many of the other risks previously disclosed in the Annual Report under the heading “Item 1A. Risk Factors”.

Except for the above modifications and additions to our risk factors regarding COVID-19, there have not been any material changes with regard to the risk factors previously disclosed in the Annual Report.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (c)
January 1, 2020 to January 31, 2020	—		$—	—	2,453,766
February 1, 2020 to February 29, 2020	745,802	(a)	$55.72	675,043	1,778,723
March 1, 2020 to March 31, 2020	517,614	(b)	$42.39	308,068	1,470,655
Total January 1, 2020 to March 31, 2020	1,263,416			983,111

(a)Includes 70,759 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(b)Includes 209,546 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(c)Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 118,000,000 shares have been authorized for repurchase of which 116,529,345 shares have been repurchased as of March 31, 2020.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosure
Not applicable.

ITEM 5. Other Information
None.
ITEM 6. Exhibits

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

3.2	Amended and Restated By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

10.1	Amendment to Employment Agreement between the Registrant and Harold M. Messmer, Jr.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.1	Part I, Item 1 of this Form 10-Q formatted in Inline XBRL.

104	Cover page of this Form 10-Q formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ Michael C. Buckley
Michael C. Buckley Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: May 4, 2020