Form 10-Q/A
period 2020-03-31
ROBERT HALF INTERNATIONAL INC.
filed 2020-05-06
CIK 315213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A

(Amendment No. 1)
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
12b-2
of the Exchange Act).    Yes
☐
    No
☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2020: 114,602,242 shares of $.001 par value Common Stock

EXPLANATORY NOTE – AMENDMENT
Robert Half International Inc. (the “Company”) is filing this Amendment No. 1 on Form
10-Q/A
(the “Amendment”) to amend the Company’s quarterly report on Form
10-Q
for the period ended March 31, 2020 (the “Form
10-Q
”), filed with the Securities and Exchange Commission on May 4, 2020 (the “Original Filing Date”). This Amendment is an exhibit-only filing. The purpose of this Amendment is to correct Exhibit 3.2. which was incorrect on the Form 10-Q. Except for the changes to Exh. 3.2, this Amendment does not otherwise update any exhibits as originally filed or previously amended.
No other changes have been made to the Form
10-Q.
This Amendment speaks as of the Original Filing Date of the Form
10-Q,
does not reflect events that may have occurred subsequent to the Original Filing Date and does not modify or update in any way any other disclosures made in the Form
10-Q.
In addition, as required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule
13a-14(a)
of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

ITEM 6. Exhibits

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

3.2	Amended and Restated By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K dated February 12, 2020.

10.1*	Amendment to Employment Agreement between the Registrant and Harold M. Messmer, Jr.

31.1+	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2+	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.1*	Part I, Item 1 of Form 10-Q formatted in Inline XBRL.

104*	Cover page of Form 10-Q formatted in Inline XBRL and contained in Exhibit 101.
*	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, as filed on May 4, 2020.
+	Filed herewith.
**	Previously furnished with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, as filed on May 4, 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Robert Half International Inc. (Registrant)

Date: May 6, 2020	/s/ Michael C. Buckley
Michael C. Buckley
Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: May 6, 2020	/s/ M. Keith Waddell
M. Keith Waddell
President and Chief Executive Officer