Form 10-Q
period 2020-06-30
ROBERT HALF INTERNATIONAL INC.
filed 2020-08-03
CIK 315213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 FORM 10-Q
______________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2020:
114,635,133 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$501,485	$270,478
Accounts receivable, net	665,409	832,797
Other current assets	553,254	525,574
Total current assets	1,720,148	1,628,849
Property and equipment, net	120,958	128,385
Right-of-use assets	245,292	241,029
Other intangible assets, net	1,080	1,752
Goodwill	209,830	210,364
Noncurrent deferred income taxes	105,069	101,029
Total assets	$2,402,377	$2,311,408
LIABILITIES
Accounts payable and accrued expenses	$142,492	$123,841
Accrued payroll and benefit costs	714,912	743,602
Income taxes payable	44,439	1,623
Notes payable, current	228	218
Current operating lease liabilities	75,096	71,408
Total current liabilities	977,167	940,692
Notes payable, less current portion	122	239
Noncurrent operating lease liabilities	205,281	201,961
Other liabilities	63,101	24,833
Total liabilities	1,245,671	1,167,725
Commitments and Contingencies (Note I)
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 260,000,000 shares; issued and outstanding 114,635,134 shares and 115,120,404 shares	115	115
Additional paid-in capital	1,154,046	1,127,487
Accumulated other comprehensive income (loss)	(27,152)	(19,986)
Retained earnings	29,697	36,067
Total stockholders’ equity	1,156,706	1,143,683
Total liabilities and stockholders’ equity	$2,402,377	$2,311,408

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Service revenues	$1,108,326	$1,516,385	$2,615,017	$2,984,915
Costs of services	685,249	878,844	1,581,223	1,739,786
Gross margin	423,077	637,541	1,033,794	1,245,129
Selling, general and administrative expenses	364,828	478,139	844,401	939,498
Amortization of intangible assets	330	341	668	683
Interest income, net	(105)	(1,042)	(1,062)	(2,538)
Income before income taxes	58,024	160,103	189,787	307,486
Provision for income taxes	11,828	45,491	53,676	83,076
Net income	$46,196	$114,612	$136,111	$224,410

Net income per share:
Basic	$.41	$.98	$1.20	$1.92
Diluted	$.41	$.98	$1.20	$1.91

Shares:
Basic	112,865	116,381	113,026	116,722
Diluted	113,121	116,988	113,489	117,475
Dividends declared per share	$.34	$.31	$.68	$.62

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
COMPREHENSIVE INCOME (LOSS):
Net income	$46,196	$114,612	$136,111	$224,410
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	6,534	2,146	(7,166)	249
Total comprehensive income (loss)	$52,730	$116,758	$128,945	$224,659

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2019	115,120	$115	$1,127,487	$(19,986)	$36,067	$1,143,683
Net income	—	—	—	—	89,915	89,915
Adoption of accounting pronouncement	—	—	—	—	(558)	(558)
Other comprehensive income (loss)	—	—	—	(13,700)	—	(13,700)
Dividends declared ($.34 per share)	—	—	—	—	(39,441)	(39,441)
Net issuances of restricted stock	745	1	(1)	—	—	—
Stock-based compensation	—	—	13,525	—	—	13,525
Repurchases of common stock	(1,263)	(1)	—	—	(63,498)	(63,499)
Balance at March 31, 2020	114,602	$115	$1,141,011	$(33,686)	$22,485	$1,129,925

Net income	—	—	—	—	46,196	46,196
Other comprehensive income (loss)	—	—	—	6,534	—	6,534
Dividends declared ($.34 per share)	—	—	—	—	(38,975)	(38,975)
Net issuances of restricted stock	33	—	—	—	—	—
Stock-based compensation	—	—	13,035	—	—	13,035
Repurchases of common stock	0	0	—	—	(9)	(9)
Balance at June 30, 2020	114,635	$115	$1,154,046	$(27,152)	$29,697	$1,156,706

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2018	119,078	$119	$1,079,188	$(16,109)	$—	$1,063,198
Net income	—	—	—	—	109,798	109,798
Other comprehensive income (loss)	—	—	—	(1,897)	—	(1,897)
Dividends declared ($.31 per share)	—	—	—	—	(36,998)	(36,998)
Net issuances of restricted stock	281	—	—	—	—	—
Stock-based compensation	—	—	11,244	—	—	11,244
Repurchases of common stock	(1,038)	(1)	—	—	(68,315)	(68,316)
Balance at March 31, 2019	118,321	$118	$1,090,432	$(18,006)	$4,485	$1,077,029

Net income	—	—	—	—	114,612	114,612
Other comprehensive income (loss)	—	—	—	2,146	—	2,146
Dividends declared ($.31 per share)	—	—	—	—	(36,597)	(36,597)
Net issuances of restricted stock	271	1	(1)	—	—	—
Stock-based compensation	—	—	11,670	—	—	11,670
Repurchases of common stock	(1,031)	(1)	—	—	(59,632)	(59,633)
Balance at June 30, 2019	117,561	$118	$1,102,101	$(15,860)	$22,868	$1,109,227

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$136,111	$224,410
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	6,713	3,535
Depreciation	31,509	31,740
Amortization of cloud computing implementation costs	7,569	372
Amortization of intangible assets	668	683
Stock-based compensation	26,560	22,914
Deferred income taxes	(4,289)	(2,015)
Changes in assets and liabilities:
Accounts receivable	153,913	(50,943)
Capitalized cloud computing implementation costs	(18,846)	(11,914)
Accounts payable and accrued expenses	23,095	(15,047)
Accrued payroll and benefit cost	12,461	32,144
Income taxes payable	43,723	4,702
Other assets and liabilities, net	6,755	7,246
Net cash flows provided by operating activities	425,942	247,827

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(22,264)	(28,625)
Payments for employee deferred compensation plans	(49,098)	(40,336)
Redemptions from employee deferred compensation plans	28,347	21,232
Net cash flows used in investing activities	(43,015)	(47,729)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(107)	(98)
Repurchases of common stock	(69,977)	(133,617)
Dividends paid	(78,916)	(73,960)
Net cash flows used in financing activities	(149,000)	(207,675)
Effect of exchange rate fluctuations	(2,920)	438
Change in cash and cash equivalents	231,007	(7,139)
Cash and cash equivalents at beginning of period	270,478	276,579
Cash and cash equivalents at end of period	$501,485	$269,440

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Stock repurchases awaiting settlement	$—	$5,691

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020

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
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of June 30, 2020, such estimates include allowances for credit losses, variable consideration, workers’ compensation losses, income and other taxes, and assumptions used in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions.
In March 2020, the World Health Organization announced that a novel strain of coronavirus (“COVID-19”) had become pandemic. The subsequent global stay-at-home orders resulted in significant travel restrictions and business closures. These actions have led to global economic disruptions. We are continuing to monitor the efforts to mitigate the spread of COVID-19, including uncertainty around the duration and extent of the stay-at-home orders and the effect on the Company’s results of operations, financial condition, and liquidity. In light of the economic disruption, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply the Company’s significant accounting policies. As the situation continues to develop, we may make changes to these estimates and judgments over time, which could result in meaningful impacts to the Company’s financial statements in future periods. Actual results and outcomes may differ from management’s estimates and assumptions.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2020
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
Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs were $6.7 million and $21.2 million for the three and six months ended June 30, 2020, respectively, and $15.0 million and $27.8 million for the three and six months ended June 30, 2019, respectively.
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
The following table sets forth the activity in credit losses from December 31, 2019, through June 30, 2020 (in thousands):

Credit Loss
Balance as of December 31, 2019	$22,885
Adoption of accounting pronouncement	558
Balance as of January 1, 2020	$23,443
Charges to expense	6,713
Deductions	(4,101)
Other, including translation adjustments	(1,018)
Balance as of June 30, 2020	$25,037

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
Internal-use Software.    The Company capitalizes direct costs incurred in the development of internal-use software. Cloud computing implementation costs incurred in hosting arrangements are capitalized and reported as a component of other current assets. All other internal-use software development costs are capitalized and reported as a component of computer software within property and equipment on the unaudited Condensed Consolidated Statement of Financial Position. Capitalized internal-use software development costs were $9.9 million and $22.9 million for the three and six months ended June 30, 2020, respectively, and $7.9 million and $12.9 million for the three and six months ended June 30, 2019, respectively.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2020
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
Recently Issued Accounting Pronouncements Not Yet Adopted
Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company believes this guidance will not have a material impact on its financial statements.

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

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2020
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

The following table presents the Company’s revenues disaggregated by line of business (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Accountemps	$322,596	$486,992	$803,037	$970,465
OfficeTeam	132,730	261,034	371,766	513,069
Robert Half Technology	151,542	179,375	334,965	351,303
Robert Half Management Resources	146,518	175,311	335,738	352,502
Temporary and consulting staffing	753,386	1,102,712	1,845,506	2,187,339
Permanent placement staffing	71,030	140,894	191,519	272,456
Risk consulting and internal audit services	283,910	272,779	577,992	525,120
Service revenues	$1,108,326	$1,516,385	$2,615,017	$2,984,915

Payment terms in the Company’s contracts vary by the type and location of the Company’s customer and the services offered. The term between invoicing and when payment is due is not significant.

Contracts with multiple performance obligations are recognized as performance obligations are delivered, and contract value is allocated based on relative stand-alone selling values of the services and products in the arrangement. As of June 30, 2020, aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year was $132.6 million. Of this amount, $122.3 million is expected to be recognized within the next twelve months. As of June 30, 2019, aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year was $94.5 million.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2020
Contract liabilities are recorded when cash payments are received or due in advance of performance and are reflected in accounts payable and accrued expenses on the unaudited Condensed Consolidated Statement of Financial Position. The following table sets forth the activity in contract liabilities from December 31, 2018, through June 30, 2020 (in thousands):

Contract Liabilities
Balance as of December 31, 2018	$12,997
Payments in advance of satisfaction of performance obligations	13,030
Revenue recognized	(12,072)
Other, including translation adjustments	(1,007)
Balance as of December 31, 2019	$12,948
Payments in advance of satisfaction of performance obligations	11,847
Revenue recognized	(13,509)
Other, including translation adjustments	548
Balance as of June 30, 2020	$11,834

Note D—Other Current Assets
Other current assets consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Deferred compensation plans	$418,074	$398,442
Prepaid expenses	87,597	84,364
Other	47,583	42,768
Other current assets	$553,254	$525,574

Note E—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Computer hardware	$164,131	$164,547
Computer software	294,143	291,681
Furniture and equipment	90,083	88,136
Leasehold improvements	154,592	150,644
Property and equipment, cost	702,949	695,008
Accumulated depreciation	(581,991)	(566,623)
Property and equipment, net	$120,958	$128,385

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2020
Note F—Leases

The Company has operating leases for corporate and field offices, and certain equipment. The Company’s leases have remaining lease terms of less than 1 year to 10 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year. Operating lease expenses were $20.0 million and $39.9 million for the three and six months ended June 30, 2020, respectively, $17.9 million and $35.9 million for the three and six months ended June 30, 2019, respectively.

Supplemental cash flow information related to leases consisted of the following (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for operating lease liabilities	$41,539	$39,291
Right-of-use assets obtained in exchange for new operating lease liabilities	$18,134	$19,823

Supplemental balance sheet information related to leases consisted of the following:

	June 30, 2020	December 31, 2019
Weighted average remaining lease term for operating leases	4.6 years	4.8 years
Weighted average discount rate for operating leases	2.8%	3.0%

Future minimum lease payments under non-cancellable leases as of June 30, 2020, were as follows (in thousands):

2020 (excluding the six months ended June 30, 2020)	$41,605
2021	75,031
2022	57,790
2023	47,709
2024	37,314
Thereafter	39,474
Less: Imputed interest	(18,546)
Present value of operating lease liabilities (a)	$280,377
(a) Includes current portion of $75.1 million for operating leases.

As of June 30, 2020, the Company had additional future minimum lease obligations totaling $16.1 million under operating leases that had not yet commenced. These operating leases include agreements for corporate and field office facilities with lease terms of 5 years to 8 years.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2020
Note G—Goodwill
The following table sets forth the activity in goodwill from December 31, 2019, through June 30, 2020 (in thousands):

	Goodwill
	Temporary and consultant staffing	Permanent placement staffing	Risk consulting and internal audit services	Total
Balance as of December 31, 2019	$134,210	$26,097	$50,057	$210,364
Foreign currency translation adjustments	(245)	(66)	(223)	(534)
Balance as of June 30, 2020	$133,965	$26,031	$49,834	$209,830

The Company completed its annual assessment of the recoverability of goodwill as of June 30, 2020, and determined there were no events or circumstances that would more likely than not reduce the fair value of the Company’s reporting units below their carrying value.
Note H—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Employee deferred compensation plans	$428,683	$421,198
Payroll and benefits	257,190	280,918
Payroll taxes	7,816	21,831
Workers’ compensation	21,223	19,655
Accrued payroll and benefit costs	$714,912	$743,602
The Company, under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, deferred paying $37.5 million of applicable payroll taxes as of June 30, 2020, which is included in other liabilities in the unaudited Condensed Consolidated Statements of Financial Position.
The Company provides various qualified defined contribution 401(k) plans covering eligible employees. The plans offer a savings feature with the Company matching employee contributions. Assets of this plan are held by an independent trustee for the sole benefit of participating employees. Nonqualified plans are provided for employees not eligible for the qualified plans. These plans include provisions for salary deferrals and Company matching and discretionary contributions. The asset value of the nonqualified plans was $418.1 million and $398.4 million as of June 30, 2020 and December 31, 2019, respectively, and is included in other current assets in the unaudited Condensed Consolidated Statements of Financial Position. The liability value for the nonqualified plans was $428.7 million and $421.2 million as of June 30, 2020 and December 31, 2019, respectively, and is included in current accrued payroll and benefit costs in the unaudited Condensed Consolidated Statements of Financial Position. Deferred compensation plan and other benefits related to the Company’s executive chairman were $88.3 million and $91.8 million as of June 30, 2020 and December 31, 2019, respectively, and are included in the liability value for the nonqualified plans. Net unrealized gains and (losses) on these nonqualified plan assets and liabilities were $47.8 million and $(1.0) million for the three and six months ended June 30, 2020, respectively, and $6.4 million and $30.1 million for the three and six months ended June 30, 2019, respectively.
The Company’s contribution expense for its qualified defined contribution plans and nonqualified benefits plans totaled $6.7 million and $12.3 million for the three and six months ended June 30, 2020, respectively, and $4.8 million and $8.4 million for the three and six months ended June 30, 2019, respectively.
The Company has statutory defined contribution plans and defined benefit plans outside the U.S., which are not material.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2020
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
In May 2020, the Company entered into a new $100 million unsecured revolving credit facility (the “364-Day Credit Agreement”). Borrowings under the 364-Day Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the LIBOR plus an applicable margin. The 364-Day Credit Agreement is subject to certain financial covenants and the Company was in compliance with these covenants as of June 30, 2020. There were no borrowings under the 364-Day Credit Agreement as of June 30, 2020.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2020
Note J—Stockholders’ Equity
Stock Repurchase Program. As of June 30, 2020, the Company is authorized to repurchase, from time to time, up to 1.5 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the six months ended June 30, 2020 and 2019, are reflected in the following table (in thousands):

	Six Months Ended June 30,
	2020	2019
Common stock repurchased (in shares)	983	1,812
Common stock repurchased	$51,477	$111,228

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. The number and the cost of repurchases related to employee stock plans made during the six months ended June 30, 2020 and 2019, are reflected in the following table (in thousands):

	Six Months Ended June 30,
	2020	2019
Repurchases related to employee stock plans (in shares)	280	257
Repurchases related to employee stock plans	$12,031	$16,721
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Repurchase activity for the three and six months ended June 30, 2020 and 2019, is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.
Repurchases of shares and issuances of dividends are applied first to the extent of retained earnings and any remaining amounts are applied to additional paid-in capital.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2020
Note K—Net Income Per Share
The calculation of net income per share for the three and six months ended June 30, 2020 and 2019, is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income	$46,196	$114,612	$136,111	$224,410
Basic:
Weighted average shares	112,865	116,381	113,026	116,722

Diluted:
Weighted average shares	112,865	116,381	113,026	116,722
Dilutive effect of potential common shares	256	607	463	753
Diluted weighted average shares	113,121	116,988	113,489	117,475

Net income per share:
Basic	$.41	$.98	$1.20	$1.92
Diluted	$.41	$.98	$1.20	$1.91

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

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2020
The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service revenues
Temporary and consultant staffing	$753,386	$1,102,712	$1,845,506	$2,187,339
Permanent placement staffing	71,030	140,894	191,519	272,456
Risk consulting and internal audit services	283,910	272,779	577,992	525,120
	$1,108,326	$1,516,385	$2,615,017	$2,984,915
Operating income
Temporary and consultant staffing	$28,390	$105,238	$122,154	$211,256
Permanent placement staffing	(248)	25,344	10,663	46,901
Risk consulting and internal audit services	30,107	28,820	56,576	47,474
	58,249	159,402	189,393	305,631
Amortization of intangible assets	330	341	668	683
Interest income, net	(105)	(1,042)	(1,062)	(2,538)
Income before income taxes	$58,024	$160,103	$189,787	$307,486

Note M—Subsequent Events
On July 30, 2020, the Company announced the following:

Quarterly dividend per share	$.34
Declaration date	July 30, 2020
Record date	August 25, 2020
Payment date	September 15, 2020

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
Executive Overview
The global outbreak of the coronavirus disease 2019 (“COVID-19”) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020. The subsequent global stay-at-home orders resulted in significant travel restrictions and business closures. These actions have led to global economic disruptions. The Company has prioritized the health and safety of its employees, and virtually all global staffing and Protiviti employees have been working remotely. The Company has maintained full operations even where physical locations have remained closed. Given the magnitude of the COVID-19 impact on the Company’s business, we have worked to effectively manage our costs and pursue revenue-generation opportunities.
Demand for the Company’s temporary and consulting staffing, permanent placement staffing, and risk consulting and internal audit services is largely dependent upon general economic and labor trends both domestically and abroad. The extent of the economic disruption on the Company’s operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain and cannot be predicted.
The Company’s financial results for the first half of 2020 were clearly affected by the economic crisis resulting from the COVID-19 pandemic, most acutely in the Company’s staffing business. During the first half of 2020 net service revenues were $2.62 billion, a decrease of 12% from the prior year. Net income for the first half of 2020 was $136 million and diluted net income per share was $1.20. Risk consulting and internal audit services experienced strong revenue growth increasing by 10%, offset by declines in temporary and consultant staffing of 16% and permanent placement staffing of 30% during the first half of 2020, compared to the first half of 2019. The Company’s staffing clients, most of whom are small and midsize businesses, are feeling the crisis, and the downstream effect is a much tougher business climate for the Company.

Demand for Protiviti’s services was broad-based across its diversified service offerings, including internal audit, technology consulting and regulatory compliance consulting. Protiviti had a strong first half of 2020 and continues to benefit from strong solutions offerings and pipeline.
The United States economic backdrop as we ended the first half of 2020 was one of slowdown and uncertainty as real gross domestic product (“GDP”) decreased 5.0% and 32.9% for the first and second quarter, respectively, while the unemployment rate increased from 3.5% in December 2019 to 11.1% at the end of the second quarter of 2020, respectively. In one quarter’s time, we have shifted from operating in a candidate-constrained labor market to a labor market with unprecedented unemployment levels.
We monitor various economic indicators and business trends in all of the countries in which we operate to anticipate demand for the Company’s services. We evaluate these trends to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends. We have limited visibility into future revenues not only due to the dependence on macroeconomic conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, we typically assess headcount and other investments on at least a quarterly basis. As such, during the first half of 2020, we took actions to reduce operating costs including laying off the Company’s less experienced and lower performing staff. Impacted corporate staff were furloughed with paid benefits, awaiting a return to higher activity levels.
Capital expenditures, including $8 million for cloud computing arrangements, for the six months ended June 30, 2020, totaled $16 million, approximately 71% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s sustainability and future growth opportunities. Capital expenditures for cloud computing arrangements are included in cash flows from operating activities on the Company’s Condensed Consolidated Statements of Cash Flows. Capital expenditures also included amounts spent on tenant improvements and furniture and equipment in the Company’s leased offices. We currently expect that 2020 capital expenditures will range from $75 million to $85 million, of which $45 million to $55 million relates to software initiatives and technology infrastructure, including capitalized costs related to implementation of cloud computing arrangements.
Critical Accounting Policies and Estimates
The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There were no material changes to the Company’s critical accounting policies or estimates for the six months ended June 30, 2020.
Recent Accounting Pronouncements
See Note B—“New Accounting Pronouncements” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
Results of Operations
Demand for the Company’s temporary and consulting staffing, permanent placement staffing, and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Because of the inherent difficulty in predicting economic trends, future demand for the Company’s services cannot be forecast with certainty. The Company’s investments in technology have allowed its internal staff to remain fully functional during this pandemic. We have found innovative ways to maintain connections with candidates and clients in a remote environment and we believe the Company is well positioned to meet the demand of our customers.
The Company’s second-quarter results were clearly affected by the economic crisis resulting from the COVID-19 pandemic, most acutely in our staffing business. Protiviti had an outstanding quarter and continues to benefit from strong solutions offerings and pipeline. We are encouraged by recent signs of week-on-week sequential growth in our staffing operations at the end of the second quarter. Although significant uncertainty continues, we approach the third quarter with optimism.
The Company’s temporary and permanent placement staffing business has 326 offices in 42 states, the District of Columbia and 17 foreign countries, while Protiviti has 63 offices in 23 states and 12 foreign countries.

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
Three Months Ended June 30, 2020 and 2019
Revenues. The Company’s revenues were $1.11 billion for the three months ended June 30, 2020, decreasing by 26.9% compared to $1.52 billion for the three months ended June 30, 2019. Revenues from foreign operations represented 22% of total revenues for both the three months ended June 30, 2020 and 2019. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. For the three months ended June 30, 2020, risk consulting and internal audit services continued to post solid growth rates, compared to the same period in 2019. The Company’s revenues for the three months ended June 30, 2020 were impacted by the global stay-at-home orders, significant travel restrictions, and business closures which resulted in global economic disruptions. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing revenues were $753 million for the three months ended June 30, 2020, decreasing by 31.7% compared to revenues of $1.10 billion for the three months ended June 30, 2019. Key drivers of temporary and consultant staffing revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. The Company’s temporary and consultant staffing revenue in the second quarter of 2020 reflected the economic circumstances present in the quarter. On an as adjusted basis, temporary and consultant staffing revenues decreased 31.2% for the second quarter of 2020 compared to the second quarter of 2019. In the U.S., revenues in the second quarter of 2020 decreased 31.7% on both an as reported basis and on an as adjusted basis, compared to the second quarter of 2019. For the Company’s international operations, 2020 second quarter revenues decreased 31.8% on an as reported basis and decreased 28.9% on an as adjusted basis, compared to the second quarter of 2019. The decreases ultimately resulted from fewer hours worked by the Company’s engagement professionals on client engagements.

Permanent placement staffing revenues were $71 million for the three months ended June 30, 2020, decreasing by 49.6% compared to revenues of $141 million for the three months ended June 30, 2019. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. Permanent placement staffing revenues in the second quarter of 2020, reflected the economic circumstances present in the quarter. On an as adjusted basis, permanent placement staffing revenues decreased 49.1% for the second quarter of 2020 compared to the second quarter of 2019, driven by a decrease in number of placements, partially offset by an increase in average fees earned per placement. In the U.S., revenues for the second quarter of 2020 decreased 51.6% on both an as reported basis and on an as adjusted basis, compared to the second quarter of 2019. For the Company’s international operations, revenues for the second quarter of 2020 decreased 45.0% on an as reported basis and decreased 43.2% on an as adjusted basis, compared to the second quarter of 2019. Demand for permanent placement staffing is even more sensitive to economic and labor market conditions than demand for temporary and consultant staffing as demonstrated by the results in the current economic environment.
Risk consulting and internal audit services revenues were $284 million for the three months ended June 30, 2020, increasing by 4.1% compared to revenues of $273 million for the three months ended June 30, 2019. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On an as adjusted basis, risk consulting and internal audit services revenues increased 4.5% for the second quarter of 2020 compared to the second quarter of 2019, primarily due to an increase in billable hours. In the U.S., revenues in the second quarter of 2020 increased 6.4% on an as reported basis and 6.3% on an as adjusted basis, compared to the second quarter of 2019. Contributing to the U.S. increase were services related to business performance improvement, technology consulting, and internal audit and financial advisory practice areas. The Company’s risk consulting and internal audit services revenues from international operations decreased 3.9% on an as reported basis and 1.5% on an as adjusted basis for the second quarter of 2020 compared to the second quarter of 2019.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended June 30, 2020, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	-31.7%	-31.7%	-31.8%
Billing Days Impact	-0.1%	0.0%	0.0%
Currency Impact	0.6%	―	2.9%
As Adjusted	-31.2%	-31.7%	-28.9%
Permanent placement staffing
As Reported	-49.6%	-51.6%	-45.0%
Billing Days Impact	-0.1%	0.0%	-0.1%
Currency Impact	0.6%	―	1.9%
As Adjusted	-49.1%	-51.6%	-43.2%
Risk consulting and internal audit services
As Reported	4.1%	6.4%	-3.9%
Billing Days Impact	-0.1%	-0.1%	0.0%
Currency Impact	0.5%	―	2.4%
As Adjusted	4.5%	6.3%	-1.5%
Gross Margin. The Company’s gross margin dollars were $423 million for the three months ended June 30, 2020, decreasing by 33.6% compared to $638 million for the three months ended June 30, 2019. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars for temporary and consultant staffing represent revenues less direct costs of services, which consist of payroll, payroll taxes and benefit costs for engagement professionals, and reimbursable expenses. The key drivers of gross margin are: i) pay-bill spreads, which represent the differential between wages paid to engagement professionals and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company’s client. Gross margin dollars for the Company’s temporary and consultant staffing division were $279 million for the three months ended June 30, 2020, decreasing 33.6% compared to $421 million for the three months ended June 30, 2019. As a percentage of revenues, gross margin for temporary and consultant staffing was 37.1% in the second quarter of 2020, down from 38.2% in the second quarter of 2019. This year-over-year decline in gross margin percentage was primarily attributable to lower conversion revenues.
Gross margin dollars for permanent placement staffing represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $71 million for the three months ended June 30, 2020, decreasing 49.6% from $141 million for the three months ended June 30, 2019. Because reimbursable expenses for permanent placement staffing are de minimis, gross margin dollars are substantially explained by revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $73 million for the three months ended June 30, 2020, decreasing 4.2% compared to $76 million for the three months ended June 30, 2019. As a percentage of revenues, gross margin for risk consulting and internal audit services in the second quarter of 2020 was 25.7%, down from 27.9% in the second quarter of 2019. The year-over-year decline in gross margin percentage was due primarily to lower staff utilization rates.
Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation, and occupancy costs. The Company’s selling, general and administrative expenses were $365 million for the three months ended June 30, 2020, decreasing 23.7% from $478 million for the three months ended June 30, 2019. Despite the significant reduction in selling, general and administrative cost during the quarter, as a percentage of revenues, the Company’s selling, general and administrative expenses were 32.9% for the second quarter of 2020, up from 31.5% in the second quarter of 2019. The increase in selling, general and administrative expenses as a percentage of revenues was significantly impacted by negative leverage as revenues decreased. The timing of our cost-reduction actions, including compensation-related costs associated with employee terminations, impacted total selling, general and administrative costs for the quarter. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $251 million for the three months ended June 30, 2020, decreasing 20.5% from $316 million for the three months ended June 30, 2019. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing were 33.3% in the second quarter of 2020, up from 28.6% in the second quarter of 2019 due primarily to negative leverage as revenues decreased as a result of financial conditions during the quarter.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $71 million for the three months ended June 30, 2020, decreasing by 38.3% compared to $115 million for the three months ended June 30, 2019. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing were 100.2% in the second quarter of 2020, up from 81.8% in the second quarter of 2019 due primarily to negative leverage as revenues decreased in response to the COVID-19 pandemic.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $43 million for the three months ended June 30, 2020, decreasing by 9.5% compared to $47 million for the three months ended June 30, 2019. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 15.1% in the second quarter of 2020, down from 17.3% in the second quarter of 2019 due primarily to a decrease in variable overhead costs.
Operating Income. The Company’s total operating income was $58 million, or 5.3% of revenues, for the three months ended June 30, 2020, down from $159 million, or 10.5% of revenues, for the three months ended June 30, 2019. For the Company’s temporary and consultant staffing division, operating income was $28 million, or 3.8% of applicable revenues, down from $105 million, or 9.5% of applicable revenues, in the second quarter of 2019. For the Company’s permanent placement staffing division, operating loss was less than a million, or (0.3)% of applicable revenues, compared to an operating income of $25 million, or 18.0% of applicable revenues, in the second quarter of 2019. For the Company’s risk consulting and internal audit services division, operating income was $30 million, or 10.6% of applicable revenues, compared to an operating income of $29 million, or 10.6% of applicable revenues, in the second quarter of 2019.

Provision for income taxes. The provision for income taxes was 20.4% and 28.4% for the three months ended June 30, 2020 and 2019, respectively. The relatively low second quarter tax rate in 2020 is a consequence of a lower anticipated full-year tax rate compared to the full-year estimate in the first quarter.
Six Months Ended June 30, 2020 and 2019
Revenues. The Company’s revenues were $2.62 billion for the six months ended June 30, 2020, decreasing by 12.4% compared to $2.98 billion for the six months ended June 30, 2019. Revenues from foreign operations represented 22% of total revenues for the six months ended June 30, 2020, down from 23% of total revenues for the six months ended June 30, 2019. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. Risk consulting and internal audit services increased, offset by decreases in temporary and consulting staffing and permanent placement staffing Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing revenues were $1.85 billion for the six months ended June 30, 2020, decreasing by 15.6% compared to revenues of $2.19 billion for the six months ended June 30, 2019. Key drivers of temporary and consultant staffing revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. On an as adjusted basis, temporary and consultant staffing revenues decreased 15.6% for the first half of 2020 compared to the first half of 2019. In the U.S., revenues in the first half of 2020 decreased 15.1% on an as reported basis and 15.7% on an as adjusted basis, compared to the first half of 2019. For the Company’s international operations, revenues for the first half of 2020 decreased 17.6% on an as reported basis and decreased 15.1% on an as adjusted basis, compared to the first half of 2019. The decreases ultimately resulted from fewer hours worked by the Company’s engagement professionals on client engagements.
Permanent placement staffing revenues were $192 million for the six months ended June 30, 2020, decreasing by 29.7% compared to revenues of $272 million for the six months ended June 30, 2019. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. On an as adjusted basis, permanent placement staffing revenues decreased 29.6% for the first half of 2020 compared to the first half of 2019, driven by a decrease in number of placements, partially offset by an increase in average fees earned per placement. In the U.S., revenues for the first half of 2020 decreased 29.3% on an as reported basis and 29.8% on an as adjusted basis, compared to the first half of 2019. For the Company’s international operations, revenues for the first half of 2020 decreased 30.6% on an as reported basis and 29.0% on an as adjusted basis, compared to the first half of 2019. Historically, demand for permanent placement staffing is even more sensitive to economic and labor market conditions than demand for temporary and consultant staffing and this is expected to continue.
Risk consulting and internal audit services revenues were $578 million for the six months ended June 30, 2020, increasing by 10.1% compared to revenues of $525 million for the six months ended June 30, 2019. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. For the six months ended June 30, 2020, risk consulting and internal audit services continued to post strong growth rates, compared to the same period in 2019. On an as adjusted basis, risk consulting and internal audit services revenues increased 9.8% for the first half of 2020 compared to the first half of 2019, due primarily to an increase in billable hours. In the U.S., revenues in the first half of 2020 increased 13.5% on an as reported basis and 12.6% on an as adjusted basis, compared to the first half of 2019. The Company’s risk consulting and internal audit services revenues for the first half of 2020 from international operations decreased 1.3% on an as reported basis and increased 0.4% on an as adjusted basis, compared to the first half of 2019.

A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the six months ended June 30, 2020, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	-15.6%	-15.1%	-17.6%
Billing Days Impact	-0.7%	-0.6%	-0.5%
Currency Impact	0.7%	—	3.0%
As Adjusted	-15.6%	-15.7%	-15.1%
Permanent placement staffing
As Reported	-29.7%	-29.3%	-30.6%
Billing Days Impact	-0.5%	-0.5%	-0.5%
Currency Impact	0.6%	—	2.1%
As Adjusted	-29.6%	-29.8%	-29.0%
Risk consulting and internal audit services
As Reported	10.1%	13.5%	-1.3%
Billing Days Impact	-0.9%	-0.9%	-0.7%
Currency Impact	0.6%	—	2.4%
As Adjusted	9.8%	12.6%	0.4%
Gross Margin. The Company’s gross margin dollars were $1.03 billion for the six months ended June 30, 2020, decreasing by 17% compared to $1.25 billion for the six months ended June 30, 2019. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars for temporary and consultant staffing represent revenues less direct costs of services, which consist of payroll, payroll taxes and benefit costs for engagement professionals, and reimbursable expenses. The key drivers of gross margin are: i) pay-bill spreads, which represent the differential between wages paid to engagement professionals and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company’s client. Gross margin dollars for the Company’s temporary and consultant staffing division were $692 million for the six months ended June 30, 2020, decreasing 16.9% compared to $833 million for the six months ended June 30, 2019. As a percentage of revenues, gross margin for temporary and consultant staffing was 37.5% for the six months ended June 30, 2020, down from 38.1% for the six months ended June 30, 2019. This year-over-year decline in gross margin percentage was primarily attributable to lower conversion revenues.
Gross margin dollars for permanent placement staffing represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $191 million for the six months ended June 30, 2020, decreasing 29.7% from $272 million for the six months ended June 30, 2019. Because reimbursable expenses for permanent placement staffing are de minimis, gross margin dollars are substantially explained by revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less direct costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $150 million for the six months ended June 30, 2020, increasing 7.5% compared to $140 million for the six months ended June 30, 2019. As a percentage of revenues, gross margin for risk consulting and internal audit services in the first half of 2020 was 26.0%, down from 26.6% in the first half of 2019. The year-over-year decline in gross margin percentage was due primarily to slightly lower staff utilization rates.
Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation, and occupancy costs. The Company’s selling, general and administrative expenses were $844 million for the six months ended June 30, 2020, decreasing 10.1% from $939 million for the six months ended June 30, 2019. As a percentage of revenues, the Company’s selling, general and administrative expenses were 32.3% for the first half of 2020, up from 31.5% the first half of 2019. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $570 million for the six months ended June 30, 2020, decreasing 8.3% from $622 million for the six months ended June 30, 2019. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing were 30.9% in the first half of 2020, up from 28.4% in the first half of 2019 due primarily to negative leverage as revenues decreased in response to the COVID-19 pandemic.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $180 million for the six months ended June 30, 2020, decreasing by 19.8% compared to $225 million for the six months ended June 30, 2019. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing were 94.3% in the first half of 2020, up from 82.6% in the first half of 2019 due primarily to negative leverage as revenues decreased in response to the COVID-19 pandemic.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $94 million for the six months ended June 30, 2020, increasing by 1.4% compared to $92 million for the six months ended June 30, 2019. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 16.2% in the first half of 2020, down from 17.6% in the first half of 2019 due primarily to a decrease in variable overhead costs.
Operating Income. The Company’s total operating income was $189 million, or 7.2% of revenues, for the six months ended June 30, 2020, down from $306 million or 10.2% of revenues, for the six months ended June 30, 2019. For the Company’s temporary and consultant staffing division, operating income was $122 million, or 6.6% of applicable revenues, down from $211 million, or 9.7% of applicable revenues, in the first half of 2019. For the Company’s permanent placement staffing division, operating income was $11 million, or 5.6% of applicable revenues, down from an operating income of $47 million, or 17.2% of applicable revenues, in the first half of 2019. For the Company’s risk consulting and internal audit services division, operating income was $57 million, or 9.8% of applicable revenues, compared to an operating income of $48 million or 9.0% of applicable revenues, in the first half of 2019.
Provision for income taxes. The provision for income taxes was 28.3% and 27.0% for the six months ended June 30, 2020 and 2019, respectively. The higher tax rate in 2020 is primarily due to the relatively greater impact of disallowed expenses on the full-year estimated rate and less tax benefits related to year-to-date restricted stock vesting at a lower price compared to the first half of 2019.
Liquidity and Capital Resources
The change in the Company’s liquidity during the six months ended June 30, 2020 and 2019, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, payment to trusts for employee deferred compensation plans, repurchases of common stock, and payment of dividends.
Cash and cash equivalents were $501 million and $269 million at June 30, 2020 and 2019, respectively. Operating activities provided $426 million during the six months ended June 30, 2020, offset by $43 million and $149 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $248 million during the six months ended June 30, 2019, offset by $48 million and $208 million of net cash used in investing activities and financing activities, respectively.
Operating activities—Net cash provided by operating activities for the six months ended June 30, 2020, was composed of net income of $136 million adjusted upward for non-cash items of $69 million and net cash provided by changes in working capital of $221 million. Net cash provided by operating activities for the six months ended June 30, 2019, was composed of net income of $224 million adjusted upward for non-cash items of $57 million, offset by net cash used in changes in working capital of $33 million.
Investing activities—Cash used in investing activities for the six months ended June 30, 2020, was $43 million. This was composed of capital expenditures of $22 million and net payments for employee deferred compensation plans of $21 million. Cash used in investing activities for the six months ended June 30, 2019, was $48 million. This was composed of capital expenditures of $29 million and net payments for employee deferred compensation plans of $19 million.

Financing activities—Cash used in financing activities for the six months ended June 30, 2020, was $149 million. This included repurchases of $70 million in common stock and $79 million in dividends paid to stockholders. Cash used in financing activities for the six months ended June 30, 2019, was $208 million. This included repurchases of $134 million in common stock and $74 million in dividends paid to stockholders.
As of June 30, 2020, the Company is authorized to repurchase, from time to time, up to 1.5 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the six months ended June 30, 2020 and 2019, the Company repurchased 1.0 million shares, at a cost of $51 million, and 1.8 million shares, at a cost of $111 million, on the open market, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the six months ended June 30, 2020 and 2019, such repurchases totaled 0.3 million shares, at a cost of $12 million, and 0.3 million shares, at a cost of $17 million, respectively. Repurchases of shares have been funded with cash generated from operations. There were no open market share repurchases during the second quarter of 2020. We anticipate repurchase activity to commence again in the third quarter of 2020, at a reduced rate.
The Company’s working capital at June 30, 2020, included $501 million in cash and cash equivalents and $665 million in accounts receivable, both of which will be a significant source of ongoing liquidity and financial resilience. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.

We have limited visibility into future cash flows as the Company’s revenues are dependent on macroeconomic conditions. In order to mitigate expected declines in revenue, we aggressively cut costs in the quarter. These actions have been focused on eliminating all non-essential costs such as travel and events, as well as laying off the Company’s less experienced and lower performing staff. These aggressive cost reductions, coupled with a talented and driven team that is backed by our industry-leading technology, position us to fully participate in any economic recovery. In addition, the Company’s variable direct costs related to its temporary and consultant staffing business will largely fluctuate in relation to its revenues
In May 2020, the Company entered into a new $100 million unsecured revolving credit facility (the “364-Day Credit Agreement”). Borrowings under the 364-Day Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the LIBOR plus an applicable margin. The 364-Day Credit Agreement is subject to certain financial covenants and the Company was in compliance with these covenants as of June 30, 2020. There were no borrowings under the 364-Day Credit Agreement as of June 30, 2020.
On July 30, 2020, the Company announced a quarterly dividend of $.34 per share to be paid to all shareholders of record as of August 25, 2020. The dividend will be paid on September 15, 2020.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
In March 2020, the World Health Organization announced that a novel strain of coronavirus (“COVID-19”) had become pandemic. The subsequent global stay-at-home orders resulted in significant travel restrictions and business closures. These actions have led to global economic disruptions. We are continuing to monitor the efforts to mitigate the spread of COVID-19, including uncertainty around the duration and extent of the stay-at-home orders and the effect on the Company’s results of operations, financial condition, and liquidity. In light of the economic disruption, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply the Company’s significant accounting policies. As the situation continues to develop, we may make changes to these estimates and judgments over time, which could result in meaningful impacts to the Company’s financial statements in future periods. Actual results and outcomes may differ from management’s estimates and assumptions.
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
For the six months ended June 30, 2020, approximately 22% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, and Australian dollar, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.
During the first six months of 2020, the U.S. dollar fluctuated, but generally strengthened, against the primary currencies in which the Company conducts business, compared to one year ago. Currency exchange rates had the effect of decreasing reported net service revenues by $19.2 million, or 0.6%, in the first half of 2020 compared to the same period one year ago. The general strengthening of the U.S. dollar also affected the reported level of expenses incurred in the Company’s foreign operations. Because substantially all the Company’s foreign operations generated revenues and incurred expenses within the same country and currency, the effect of lower reported revenues is largely offset by the decrease in reported operating expenses. Reported net income was $0.7 million, or 0.3%, lower in the first half of 2020 compared to the same period one year ago due to the effect of currency exchange rates.
For the one month ended July 31, 2020, the U.S. dollar has weakened against the Canadian dollar, Euro, Australian dollar, and British pound since June 30, 2020. If currency exchange rates were to remain at July 2020 levels throughout the remainder of 2020, the currency impact on the Company’s full-year reported revenues and operating expenses would be nearly flat compared to full year 2019 results. Should current trends continue, the impact to reported net income would be immaterial.
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
ITEM 1A. Risk Factors
Except for the modifications and additions to our risk factors appearing in our Quarterly Report on Form 10-Q for the period ended March 31, 2020, there have not been any material changes with regard to the risk factors previously disclosed in our Annual Report.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (b)
April 1, 2020 to April 30, 2020	—		$—	—	1,470,655
May 1, 2020 to May 31, 2020	—		$—	—	1,470,655
June 1, 2020 to June 30, 2020	184	(a)	$51.60	—	1,470,655
Total April 1, 2020 to June 30, 2020	184			—

(a)Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(b)Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 118,000,000 shares have been authorized for repurchase of which 116,529,345 shares have been repurchased as of June 30, 2020.
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

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ Michael C. Buckley
Michael C. Buckley Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: August 3, 2020