Form 10-Q
period 2020-09-30
ROBERT HALF INTERNATIONAL INC.
filed 2020-11-02
CIK 315213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 FORM 10-Q
______________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2020:
113,980,035 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$587,000	$270,478
Accounts receivable, net	690,259	832,797
Other current assets	576,422	525,574
Total current assets	1,853,681	1,628,849
Property and equipment, net	117,695	128,385
Right-of-use assets	259,927	241,029
Other intangible assets, net	783	1,752
Goodwill	210,203	210,364
Noncurrent deferred income taxes	120,803	101,029
Total assets	$2,563,092	$2,311,408
LIABILITIES
Accounts payable and accrued expenses	$132,651	$123,841
Accrued payroll and benefit costs	827,748	743,602
Income taxes payable	15,583	1,623
Notes payable, current	233	218
Current operating lease liabilities	76,570	71,408
Total current liabilities	1,052,785	940,692
Notes payable, less current portion	62	239
Noncurrent operating lease liabilities	223,136	201,961
Other liabilities	93,080	24,833
Total liabilities	1,369,063	1,167,725
Commitments and Contingencies (Note I)
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 260,000,000 shares; issued and outstanding 114,180,036 shares and 115,120,404 shares	114	115
Additional paid-in capital	1,167,109	1,127,487
Accumulated other comprehensive income (loss)	(15,996)	(19,986)
Retained earnings	42,802	36,067
Total stockholders’ equity	1,194,029	1,143,683
Total liabilities and stockholders’ equity	$2,563,092	$2,311,408

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Service revenues	$1,189,897	$1,552,132	$3,804,914	$4,537,047
Costs of services	722,551	905,854	2,306,630	2,648,779
Gross margin	467,346	646,278	1,498,284	1,888,268
Selling, general and administrative expenses	390,799	484,837	1,240,879	1,454,374
Income from investments held in employee deferred compensation trusts (which is completely offset by related costs and expenses -Notes A and H)	(26,095)	(1,450)	(34,630)	(34,628)
Amortization of intangible assets	334	339	1,002	1,022
Interest income, net	(202)	(1,230)	(1,264)	(3,768)
Income before income taxes	102,510	163,782	292,297	471,268
Provision for income taxes	26,761	46,601	80,437	129,677
Net income	$75,749	$117,181	$211,860	$341,591

Net income per share:
Basic	$.67	$1.02	$1.88	$2.94
Diluted	$.67	$1.01	$1.87	$2.92

Shares:
Basic	112,809	115,181	112,953	116,203
Diluted	113,355	115,868	113,444	116,934
Dividends declared per share	$.34	$.31	$1.02	$.93

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
COMPREHENSIVE INCOME (LOSS):
Net income	$75,749	$117,181	$211,860	$341,591
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	11,156	(10,011)	3,990	(9,762)
Total comprehensive income (loss)	$86,905	$107,170	$215,850	$331,829

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2019	115,120	$115	$1,127,487	$(19,986)	$36,067	$1,143,683
Net income	—	—	—	—	89,915	89,915
Adoption of accounting pronouncement	—	—	—	—	(558)	(558)
Other comprehensive income (loss)	—	—	—	(13,700)	—	(13,700)
Dividends declared ($.34 per share)	—	—	—	—	(39,441)	(39,441)
Net issuances of restricted stock	745	1	(1)	—	—	—
Stock-based compensation	—	—	13,525	—	—	13,525
Repurchases of common stock	(1,263)	(1)	—	—	(63,498)	(63,499)
Balance at March 31, 2020	114,602	$115	$1,141,011	$(33,686)	$22,485	$1,129,925

Net income	—	—	—	—	46,196	46,196
Other comprehensive income (loss)	—	—	—	6,534	—	6,534
Dividends declared ($.34 per share)	—	—	—	—	(38,975)	(38,975)
Net issuances of restricted stock	33	—	—	—	—	—
Stock-based compensation	—	—	13,035	—	—	13,035
Repurchases of common stock	0	0	—	—	(9)	(9)
Balance at June 30, 2020	114,635	$115	$1,154,046	$(27,152)	$29,697	$1,156,706

Net income	—	—	—	—	75,749	75,749
Other comprehensive income (loss)	—	—	—	11,156	—	11,156
Dividends declared ($.34 per share)	—	—	—	—	(38,969)	(38,969)
Net issuances of restricted stock	(2)	—	—	—	—	—
Stock-based compensation	—	—	13,063	—	—	13,063
Repurchases of common stock	(453)	(1)	—	—	(23,675)	(23,676)
Balance at September 30, 2020	114,180	$114	$1,167,109	$(15,996)	$42,802	$1,194,029

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)-(Continued)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2018	119,078	$119	$1,079,188	$(16,109)	$—	$1,063,198
Net income	—	—	—	—	109,798	109,798
Other comprehensive income (loss)	—	—	—	(1,897)	—	(1,897)
Dividends declared ($.31 per share)	—	—	—	—	(36,998)	(36,998)
Net issuances of restricted stock	281	—	—	—	—	—
Stock-based compensation	—	—	11,244	—	—	11,244
Repurchases of common stock	(1,038)	(1)	—	—	(68,315)	(68,316)
Balance at March 31, 2019	118,321	$118	$1,090,432	$(18,006)	$4,485	$1,077,029

Net income	—	—	—	—	114,612	114,612
Other comprehensive income (loss)	—	—	—	2,146	—	2,146
Dividends declared ($.31 per share)	—	—	—	—	(36,597)	(36,597)
Net issuances of restricted stock	271	1	(1)	—	—	—
Stock-based compensation	—	—	11,670	—	—	11,670
Repurchases of common stock	(1,031)	(1)	—	—	(59,632)	(59,633)
Balance at June 30, 2019	117,561	$118	$1,102,101	$(15,860)	$22,868	$1,109,227

Net income	—	—	—	—	117,181	117,181
Other comprehensive income (loss)	—	—	—	(10,011)	—	(10,011)
Dividends declared ($.31 per share)	—	—	—	—	(36,235)	(36,235)
Net issuances of restricted stock	(3)	—	—	—	—	—
Stock-based compensation	—	—	11,889	—	—	11,889
Repurchases of common stock	(1,461)	(2)	—	—	(80,219)	(80,221)
Balance at September 30, 2019	116,097	$116	$1,113,990	$(25,871)	$23,595	$1,111,830

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$211,860	$341,591
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	4,579	6,501
Depreciation	47,097	48,485
Amortization of cloud computing implementation costs	12,631	1,660
Amortization of intangible assets	1,002	1,022
Realized and unrealized gain from investments held in employee deferred compensation trusts	(32,743)	(31,034)
Stock-based compensation	39,623	34,803
Deferred income taxes	(20,021)	(9,685)
Changes in operating assets and liabilities:
Accounts receivable	138,350	(72,288)
Capitalized cloud computing implementation costs	(26,121)	(20,872)
Accounts payable and accrued expenses	9,030	(7,537)
Accrued payroll and benefit cost	152,007	138,200
Income taxes payable	15,284	(6,734)
Other assets and liabilities, net	12,063	14,894
Net cash flows provided by operating activities	564,641	439,006

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28,878)	(45,138)
Investments in employee deferred compensation trusts	(48,205)	(52,367)
Proceeds from employee deferred compensation trust redemptions	33,651	23,976
Net cash flows used in investing activities	(43,432)	(73,529)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(162)	(148)
Repurchases of common stock	(91,013)	(214,047)
Dividends paid	(117,301)	(109,702)
Net cash flows used in financing activities	(208,476)	(323,897)
Effect of exchange rate fluctuations	3,789	(5,418)
Change in cash and cash equivalents	316,522	36,162
Cash and cash equivalents at beginning of period	270,478	276,579
Cash and cash equivalents at end of period	$587,000	$312,741

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Stock repurchases awaiting settlement	$2,640	$5,482
Fund exchanges within employee deferred compensation trusts	$182,616	$30,054

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020

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
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of September 30, 2020, such estimates include allowances for credit losses, variable consideration, workers’ compensation losses, income and other taxes, and assumptions used in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions.
We are continuing to monitor the efforts to mitigate the spread of coronavirus (“COVID-19”), including uncertainty around the duration and extent of the stay-at-home orders and the effect on the Company’s results of operations, financial condition, and liquidity. In light of the ongoing economic disruption, we continue to face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply the Company’s significant accounting policies. As the situation continues to develop, we may make changes to these estimates and judgments over time, which could result in meaningful impacts to the Company’s financial statements in future periods. Actual results and outcomes may differ from management’s estimates and assumptions.
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

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2020
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
Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs were $7.7 million and $28.9 million for the three and nine months ended September 30, 2020, respectively, and $13.6 million and $41.4 million for the three and nine months ended September 30, 2019, respectively.
Income from investments held in employee deferred compensation trusts. The Company has changed its Condensed Consolidated Statements of Operations to separately present income from investments held in employee deferred compensation trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s deferred compensation obligation to employees changes accordingly. Changes in the Company’s deferred compensation obligations will continue to be included in selling, general and administrative expenses or, in the case of risk consulting and internal audit services, direct cost. The value of the related investment trust assets also changes by an equal and offsetting amount, leaving no net cost to the Company. The Company’s income from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments. Such amounts were previously presented as a component of selling, general and administrative expenses, or, in the case of risk consulting and internal audit services, direct cost. Reclassifications have been made to prior year’s condensed consolidated financial statements to conform to the 2020 presentation.
The following table presents the Company’s income from investments held in employee deferred compensation trusts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Dividend income	$443	$732	$1,887	$3,594
Realized and unrealized gain	25,652	718	32,743	31,034
	$26,095	$1,450	$34,630	$34,628
Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity at the date of purchase of three months or less as cash equivalents. This includes money market funds that meet the requirements to be treated as cash equivalents. However, money market funds held in investment trusts that are being used as investments to satisfy the Company’s obligations under its deferred compensation plans are treated as investments and recorded within other current assets on the unaudited Condensed Consolidated Statement of Financial Position.
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

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2020
The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of their short-term nature. The Company holds mutual funds and money market funds to help satisfy its obligations under its deferred compensation plans, which are carried at fair value based on quoted market prices in active markets for identical assets (level 1) and recorded within other current assets on the unaudited Condensed Consolidated Statement of Financial Position.
The following table sets forth the composition of the underlying assets which comprise the Company’s deferred compensation trust assets (in thousands):

	Fair Value Measurements Using
	Balance at September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$151,171	$151,171	—	—
Mutual funds - bond	26,717	26,717	—	—
Mutual funds - stock	202,707	202,707	—	—
Mutual funds - blend	65,144	65,144	—	—
	$445,739	$445,739	—	—

	Fair Value Measurements Using
	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$141,295	$141,295	—	—
Mutual funds - bond	28,451	28,451	—	—
Mutual funds - stock	170,469	170,469	—	—
Mutual funds - blend	58,227	58,227	—	—
	$398,442	$398,442	—	—

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

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2020
The following table sets forth the activity in the allowance for credit losses from December 31, 2019, through September 30, 2020 (in thousands):

Allowance for Credit Losses
Balance as of December 31, 2019	$22,885
Adoption of accounting pronouncement	558
Balance as of January 1, 2020	$23,443
Charges to expense	4,579
Deductions	(6,308)
Other, including translation adjustments	(496)
Balance as of September 30, 2020	$21,218

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
Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Cloud computing implementation costs incurred in hosting arrangements are capitalized and reported as a component of other current assets. All other internal-use software development costs are capitalized and reported as a component of computer software within property and equipment on the unaudited Condensed Consolidated Statement of Financial Position. Capitalized internal-use software development costs were $8.8 million and $31.7 million for the three and nine months ended September 30, 2020, respectively, and $11.4 million and $24.3 million for the three and nine months ended September 30, 2019, respectively.
Note B—New Accounting Pronouncements

Recently Adopted Accounting Pronouncements
Current Expected Credit Losses Model. In June 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2019. The Company has adopted the new guidance prospectively as of January 1, 2020, and the impact of adoption was not material to its financial statements.
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

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2020
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

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2020
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

The following table presents the Company’s service revenues disaggregated by line of business (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Accountemps	$351,598	$501,905	$1,173,024	$1,486,571
OfficeTeam	173,685	267,023	549,963	781,607
Robert Half Technology	161,007	195,630	519,687	567,517
Robert Half Management Resources	154,917	200,421	531,826	591,660
Elimination of intersegment revenues (a)	(59,816)	(46,518)	(147,603)	(121,555)
Temporary and consulting staffing	781,391	1,118,461	2,626,897	3,305,800
Permanent placement staffing	87,203	134,582	278,722	407,038
Risk consulting and internal audit services	321,303	299,089	899,295	824,209
Service revenues	$1,189,897	$1,552,132	$3,804,914	$4,537,047

(a) Service revenues for Accountemps, OfficeTeam, Robert Half Technology and Robert Half Management Resources include intersegment revenues, which represent revenues from services provided to the Company’s risk consulting and internal audit services segment in connection with the Company’s blended business solutions. Intersegment revenues for each line of business are aggregated and then eliminated as a single line.

Payment terms in the Company’s contracts vary by the type and location of the Company’s customer and the services offered. The term between invoicing and when payment is due is not significant.

Contracts with multiple performance obligations are recognized as performance obligations are delivered, and contract value is allocated based on relative stand-alone selling values of the services and products in the arrangement. As of September 30, 2020, aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year was $108.2 million. Of this amount, $99.5 million is expected to be recognized within the next twelve months. As of September 30, 2019, aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year was $76.9 million.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2020
Contract liabilities are recorded when cash payments are received or due in advance of performance and are reflected in accounts payable and accrued expenses on the unaudited Condensed Consolidated Statement of Financial Position. The following table sets forth the activity in contract liabilities from December 31, 2018, through September 30, 2020 (in thousands):

Contract Liabilities
Balance as of December 31, 2018	$12,997
Payments in advance of satisfaction of performance obligations	13,030
Revenue recognized	(12,072)
Other, including translation adjustments	(1,007)
Balance as of December 31, 2019	$12,948
Payments in advance of satisfaction of performance obligations	14,505
Revenue recognized	(15,333)
Other, including translation adjustments	399
Balance as of September 30, 2020	$12,519

Note D—Other Current Assets
Other current assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Deferred compensation trust assets	$445,739	$398,442
Prepaid expenses	83,731	84,364
Other	46,952	42,768
Other current assets	$576,422	$525,574

Deferred compensation trust assets were $445.7 million and $398.4 million as of September 30, 2020, and December 31, 2019, respectively. These assets include publicly traded mutual funds and money market funds used to satisfy the Company’s liabilities under its deferred compensation plans.
Note E—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Computer hardware	$156,579	$164,547
Computer software	247,164	291,681
Furniture and equipment	90,991	88,136
Leasehold improvements	161,729	150,644
Property and equipment, cost	656,463	695,008
Accumulated depreciation	(538,768)	(566,623)
Property and equipment, net	$117,695	$128,385

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2020
Note F—Leases

The Company has operating leases for corporate and field offices, and certain equipment. The Company’s leases have remaining lease terms of less than 1 year to 10 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year. Operating lease expenses were $20.6 million and $60.5 million for the three and nine months ended September 30, 2020, respectively, $19.7 million and $57.3 million for the three and nine months ended September 30, 2019, respectively.

Supplemental cash flow information related to leases consisted of the following (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for operating lease liabilities	$62,873	$57,912
Right-of-use assets obtained in exchange for new operating lease liabilities	$34,530	$25,137

Supplemental balance sheet information related to leases consisted of the following:

	September 30, 2020	December 31, 2019
Weighted average remaining lease term for operating leases	4.7 years	4.8 years
Weighted average discount rate for operating leases	2.7%	3.0%

Future minimum lease payments under non-cancellable leases as of September 30, 2020, were as follows (in thousands):

2020 (excluding the nine months ended September 30, 2020)	$21,126
2021	80,205
2022	65,237
2023	54,750
2024	44,236
Thereafter	53,806
Less: Imputed interest	(19,654)
Present value of operating lease liabilities (a)	$299,706
(a) Includes current portion of $76.6 million for operating leases.

As of September 30, 2020, the Company had no material future minimum lease obligations that had not yet commenced.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2020
Note G—Goodwill
The following table sets forth the activity in goodwill from December 31, 2019, through September 30, 2020 (in thousands):

	Goodwill
	Temporary and consultant staffing	Permanent placement staffing	Risk consulting and internal audit services	Total
Balance as of December 31, 2019	$134,210	$26,097	$50,057	$210,364
Foreign currency translation adjustments	(29)	(7)	(125)	(161)
Balance as of September 30, 2020	$134,181	$26,090	$49,932	$210,203

Note H—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Employee deferred compensation plans	$465,299	$421,198
Payroll and benefits	314,299	280,918
Payroll taxes	26,273	21,831
Workers’ compensation	21,877	19,655
Accrued payroll and benefit costs	$827,748	$743,602
The Company, under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, deferred paying $68.3 million of applicable payroll taxes as of September 30, 2020, which is included in other liabilities in the unaudited Condensed Consolidated Statements of Financial Position.
The Company provides various qualified defined contribution 401(k) plans covering eligible employees. The plans offer a savings feature with the Company matching employee contributions. Assets of these plans are held by an independent trustee for the sole benefit of participating employees. Nonqualified plans are provided for employees not eligible for the qualified plans. These plans include provisions for salary deferrals and Company matching and discretionary contributions. The asset value of the nonqualified plans was $445.7 million and $398.4 million as of September 30, 2020, and December 31, 2019, respectively, and are included in other current assets in the unaudited Condensed Consolidated Statements of Financial Position. The Company holds these assets to satisfy the Company’s liabilities under its deferred compensation plans.
The liability value for the nonqualified plans was $465.3 million and $421.2 million as of September 30, 2020, and December 31, 2019, respectively, and is included in accrued payroll and benefit costs in the unaudited Condensed Consolidated Statements of Financial Position. Deferred compensation plan and other benefits related to the Company’s executive chairman were $88.6 million and $91.8 million as of September 30, 2020, and December 31, 2019, respectively, and are included in the liability value for the nonqualified plans.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2020
The following table presents the Company’s compensation expense related to its qualified defined contribution plans and nonqualified plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contribution expense	$9,753	$6,943	$28,111	$19,362
Deferred compensation expense related to changes in the fair value of trust assets	26,095	1,450	34,630	34,628
	$35,848	$8,393	$62,741	$53,990
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

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2020
In May 2020, the Company entered into a new $100 million unsecured revolving credit facility (the “364-Day Credit Agreement”). Borrowings under the 364-Day Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the LIBOR plus an applicable margin. The 364-Day Credit Agreement is subject to certain financial covenants and the Company was in compliance with these covenants as of September 30, 2020. There were no borrowings under the 364-Day Credit Agreement as of September 30, 2020.
Note J—Stockholders’ Equity
Stock Repurchase Program. As of September 30, 2020, the Company is authorized to repurchase, from time to time, up to 1.0 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the nine months ended September 30, 2020 and 2019, are reflected in the following table (in thousands):

	Nine Months Ended September 30,
	2020	2019
Common stock repurchased (in shares)	1,432	3,266
Common stock repurchased	$74,981	$191,048

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. The number and the cost of repurchases related to employee stock plans made during the nine months ended September 30, 2020 and 2019, are reflected in the following table (in thousands):

	Nine Months Ended September 30,
	2020	2019
Repurchases related to employee stock plans (in shares)	284	264
Repurchases related to employee stock plans	$12,203	$17,122
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Repurchase activity for the three and nine months ended September 30, 2020 and 2019, is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.
Repurchases of shares and issuances of dividends are applied first to the extent of retained earnings and any remaining amounts are applied to additional paid-in capital.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2020
Note K—Net Income Per Share
The calculation of net income per share for the three and nine months ended September 30, 2020 and 2019, is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income	$75,749	$117,181	$211,860	$341,591
Basic:
Weighted average shares	112,809	115,181	112,953	116,203

Diluted:
Weighted average shares	112,809	115,181	112,953	116,203
Dilutive effect of potential common shares	546	687	491	731
Diluted weighted average shares	113,355	115,868	113,444	116,934

Net income per share:
Basic	$.67	$1.02	$1.88	$2.94
Diluted	$.67	$1.01	$1.87	$2.92

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
The accounting policies of the segments are set forth in Note A—“Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The Company evaluates performance based on income before net interest income, intangible assets amortization expense, and income taxes.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2020
The following table provides a reconciliation of service revenues and segment income by reportable segment to consolidated results for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service revenues
Temporary and consultant staffing	$781,391	$1,118,461	$2,626,897	$3,305,800
Permanent placement staffing	87,203	134,582	278,722	407,038
Risk consulting and internal audit services	321,303	299,089	899,295	824,209
	$1,189,897	$1,552,132	$3,804,914	$4,537,047
Segment income
Temporary and consultant staffing	$43,779	$101,428	$165,933	$312,684
Permanent placement staffing	10,128	21,817	20,791	68,718
Risk consulting and internal audit services	48,735	39,646	105,311	87,120
Combined segment income	102,642	162,891	292,035	468,522
Amortization of intangible assets	334	339	1,002	1,022
Interest income, net	(202)	(1,230)	(1,264)	(3,768)
Income before income taxes	$102,510	$163,782	$292,297	$471,268

Service revenues presented above are shown net of eliminations of intersegment revenues. Intersegment revenues between temporary and consulting staffing segment and risk consulting and internal audit services segment were $59.8 million and $147.6 million for the three and nine months ended September 30, 2020, respectively, and $46.5 million and $121.6 million for the three and nine months ended September 30, 2019, respectively.
Note M—Subsequent Events
On October 29, 2020, the Company authorized the repurchase, from time to time, of up to an additional 10 million shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The authorization is in addition to the approximately 1.0 million shares remaining under the existing repurchase program. There is no guarantee as to whether, when, or how many shares the Company will repurchase, and the Company may discontinue the repurchase program at any time.
On October 29, 2020, the Company announced the following:

Quarterly dividend per share	$.34
Declaration date	October 29, 2020
Record date	November 25, 2020
Payment date	December 15, 2020

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
Executive Overview
As COVID-19 continues to impact the global economy, the Company has prioritized the health and safety of its employees, and a majority of global staffing and Protiviti employees continue working remotely. The Company has maintained full operations even where physical locations have remained closed. Given the magnitude of the COVID-19 impact on the Company’s business, we have worked to effectively manage our costs and pursue revenue-generation opportunities.
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
The Company’s financial results for the first three quarters of 2020 were affected by the economic crisis resulting from the COVID-19 pandemic, primarily in the Company’s staffing business. During the first three quarters of 2020 service revenues were $3.80 billion, a decrease of 16% from the prior year. Net income for the first three quarters of 2020 was $212 million and diluted net income per share was $1.87. Risk consulting and internal audit services experienced strong revenue growth increasing by 9%, offset by declines in temporary and consultant staffing of 21% and permanent placement staffing of 32% during the first three quarters of 2020, compared to the first three quarters of 2019. The Company’s staffing clients, most of whom are small and midsize businesses, are feeling the crisis, however, there are improving trends in the small business community.
Demand for Protiviti’s services was broad-based across its diversified service offerings, including internal audit, technology consulting and regulatory compliance consulting. Protiviti had a strong first three quarters of 2020 and continues to benefit from multiple solutions offerings and pipeline, including particularly robust growth from the blended solutions with the Company’s temporary and consulting staffing operations.
The United States economic backdrop as we ended the first three quarters of 2020 was showing signs of modest recovery as real gross domestic product (“GDP”) decreased 5.0% and 32.9% for the first and second quarter, respectively, and increased 33.1% for the third quarter, while the unemployment rate increased from 3.5% in December 2019 to 4.4%, 11.1%, and 7.9% at the end of the first, second, and third quarter of 2020, respectively.
We monitor various economic indicators and business trends in all of the countries in which we operate to anticipate demand for the Company’s services. We evaluate these trends to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends. We have limited visibility into future revenues not only due to the dependence on macroeconomic conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, we typically assess headcount and other investments on at least a quarterly basis. As such, during the first three quarters of 2020, we took actions to reduce headcount. We are focused on the productivity levels of tenured staff and believe we have aligned staffing levels to drive profitability.
Capital expenditures, including $26 million for cloud computing arrangements, for the nine months ended September 30, 2020, totaled $55 million, approximately 68% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s sustainability and future growth opportunities. Capital expenditures for cloud computing arrangements are included in cash flows from operating activities on the Company’s Condensed Consolidated Statements of Cash Flows. Capital expenditures also included amounts spent on tenant improvements and furniture and equipment in the Company’s leased offices. We currently expect that 2020 capital expenditures will range from $65 million to $75 million, of which $40 million to $50 million relates to software initiatives and technology infrastructure, including capitalized costs related to implementation of cloud computing arrangements.
Critical Accounting Policies and Estimates
The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There were no material changes to the Company’s critical accounting policies or estimates for the nine months ended September 30, 2020.
Recent Accounting Pronouncements
See Note B—“New Accounting Pronouncements” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
Results of Operations
Demand for the Company’s temporary and consulting staffing, permanent placement staffing, and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Because of the inherent difficulty in predicting economic trends, future demand for the Company’s services cannot be forecast with certainty. The Company’s investments in technology have allowed its internal staff to remain fully functional during this pandemic. We have found innovative ways to maintain connections with candidates and clients in a remote environment and we believe the Company is well positioned to meet the demand of our customers. While uncertainty remains in the overall economic environment, we approach the fourth quarter with optimism.
The Company’s temporary and permanent placement staffing business has 326 offices in 42 states, the District of Columbia and 17 foreign countries, while Protiviti has 62 offices in 23 states and 12 foreign countries.
The Company has changed its Condensed Consolidated Statements of Operations to separately present income from investments held in employee deferred compensation trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s deferred compensation obligation to employees changes accordingly. However, the value of the related investment trust assets also changes by an equal and offsetting amount, leaving no net cost to the Company. Under the new presentation, changes in the Company’s deferred compensation obligations noted above will continue to be included in selling, general and administrative expenses or, in the case of risk consulting and internal audit services, direct cost. However, the offsetting changes in the investment trust assets will be presented separately below selling, general and administrative expenses. This does not change the reported level of pre-tax or after-tax income or cash flow previously provided. Under the new presentation, we will replace the discussion of consolidated operating income with the non-GAAP measure of combined segment income. This will be calculated as consolidated income before income taxes adjusted for net interest income and amortization of intangible assets, and is equal to the sum of segment income.
Non-GAAP Financial Measures
The financial results of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the SEC. To help readers understand the Company’s financial performance, the Company supplements its GAAP financial results with the following non-GAAP measures: combined segment income and as adjusted revenue growth rates.

Combined segment income is defined as income before income taxes adjusted for net interest income and amortization of intangible assets, and is equal to the sum of segment income. The Company provides combined segment income because it is how the Company evaluates segment performance. A reconciliation of combined segment income to reported income before income taxes is provided herein.

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
The non-GAAP financial measures provided herein may not provide information that is directly comparable to that provided by other companies in the Company’s industry, as other companies may calculate such financial results differently. The Company’s non-GAAP financial measures are not measurements of financial performance under GAAP, and should not be considered as alternatives to amounts presented in accordance with GAAP. The Company does not consider these non-GAAP financial measures to be a substitute for, or superior to, the information provided by GAAP financial results. A reconciliation of the as adjusted revenue growth rates to the reported revenue growth rates is provided herein.
Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of the impact of foreign currency exchange rates on the Company’s results of operations and financial condition.
Three Months Ended September 30, 2020 and 2019
Revenues. The Company’s revenues were $1.19 billion for the three months ended September 30, 2020, decreasing by 23.3% compared to $1.55 billion for the three months ended September 30, 2019. Revenues from foreign operations represented 22% of total revenues for both the three months ended September 30, 2020 and 2019. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. For the three months ended September 30, 2020, risk consulting and internal audit services continued to post solid growth rates, compared to the same period in 2019. The Company’s revenues for the three months ended September 30, 2020 continued to be impacted by the global stay-at-home orders, significant travel restrictions, and business closures which resulted in global economic disruptions. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing revenues were $781 million for the three months ended September 30, 2020, decreasing by 30.1% compared to revenues of $1.12 billion for the three months ended September 30, 2019. Key drivers of temporary and consultant staffing revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. The Company’s temporary and consultant staffing revenue in the third quarter of 2020 reflected the economic circumstances present in the quarter. On an as adjusted basis, temporary and consultant staffing revenues decreased 30.7% for the third quarter of 2020 compared to the third quarter of 2019, due primarily to fewer hours worked by the Company’s engagement professionals on client engagements. In the U.S., revenues in the third quarter of 2020 decreased 31.0% on an as reported basis and 31.3% on an as adjusted basis, compared to the third quarter of 2019. For the Company’s international operations, 2020 third quarter revenues decreased 27.0% on an as reported basis and decreased 28.4% on an as adjusted basis, compared to the third quarter of 2019.
Permanent placement staffing revenues were $87 million for the three months ended September 30, 2020, decreasing by 35.2% compared to revenues of $135 million for the three months ended September 30, 2019. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. Permanent placement staffing revenues in the third quarter of 2020 reflected the economic circumstances present in the quarter. On an as adjusted basis, permanent placement staffing revenues decreased 35.7% for the third quarter of 2020 compared to the third quarter of 2019, driven by a decrease in number of placements, partially offset by an increase in average fees earned per placement. In the U.S., revenues for the third quarter of 2020 decreased 37.1% on an as reported basis and 37.3% on an as adjusted basis, compared to the third quarter of 2019. For the Company’s international operations, revenues for the third quarter of 2020 decreased 30.9% on an as reported basis and decreased 31.7% on an as adjusted basis, compared to the third quarter of 2019. Demand for permanent placement staffing is even more sensitive to economic and labor market conditions than demand for temporary and consultant staffing as demonstrated by the results in the current economic environment.
Risk consulting and internal audit services revenues were $321 million for the three months ended September 30, 2020, increasing by 7.4% compared to revenues of $299 million for the three months ended September 30, 2019. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On an as adjusted basis, risk consulting and internal audit services revenues increased 6.4% for the third quarter of 2020 compared to the third quarter of 2019, primarily due to an increase in billable hours. In the U.S., revenues in the third quarter of 2020 increased 10.8% on an as reported basis and 10.3% on an as adjusted basis, compared to the third quarter of 2019. Contributing to the U.S. increase were services related to risk and compliance and technology consulting practice areas including blended solutions with the Company's temporary and consulting staffing operations. The Company’s risk consulting and internal audit services revenues from international operations decreased 5.0% on an as reported basis and 8.0% on an as adjusted basis for the third quarter of 2020 compared to the third quarter of 2019.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended September 30, 2020, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	-30.1%	-31.0%	-27.0%
Billing Days Impact	-0.3%	-0.3%	0.0%
Currency Impact	-0.3%	―	-1.4%
As Adjusted	-30.7%	-31.3%	-28.4%
Permanent placement staffing
As Reported	-35.2%	-37.1%	-30.9%
Billing Days Impact	-0.2%	-0.2%	0.0%
Currency Impact	-0.3%	―	-0.8%
As Adjusted	-35.7%	-37.3%	-31.7%
Risk consulting and internal audit services
As Reported	7.4%	10.8%	-5.0%
Billing Days Impact	-0.3%	-0.5%	0.1%
Currency Impact	-0.7%	―	-3.1%
As Adjusted	6.4%	10.3%	-8.0%
Gross Margin. The Company’s gross margin dollars were $467 million for the three months ended September 30, 2020, decreasing by 27.7% compared to $646 million for the three months ended September 30, 2019. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars for temporary and consultant staffing represent revenues less costs of services, which consist of payroll, payroll taxes and benefit costs for engagement professionals, and reimbursable expenses. The key drivers of gross margin are: i) pay-bill spreads, which represent the differential between wages paid to engagement professionals and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company’s client. Gross margin dollars for the Company’s temporary and consultant staffing division were $293 million for the three months ended September 30, 2020, decreasing 30.8% compared to $424 million for the three months ended September 30, 2019. As a percentage of revenues, gross margin for temporary and consultant staffing was 37.5% in the third quarter of 2020, down from 37.9% in the third quarter of 2019. This year-over-year decline in gross margin percentage was primarily attributable to lower conversion revenues.
Gross margin dollars for permanent placement staffing represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $87 million for the three months ended September 30, 2020, decreasing 35.2% from $134 million for the three months ended September 30, 2019. Because reimbursable expenses for permanent placement staffing are de minimis, gross margin dollars are substantially explained by revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $87 million for the three months ended September 30, 2020, decreasing 1.1% compared to $88 million for the three months ended September 30, 2019. Impacting gross margin is deferred compensation expense related to changes in the fair value of participants’ accounts of $3 million and less than a million for the three months ended September 30, 2020 and 2019, respectively. Equal and offsetting amounts are included in income from investments held in employee deferred compensation trusts. As a percentage of revenues, gross margin for risk consulting and internal audit services in the third quarter of 2020 was 27.1%, down from 29.4% in the third quarter of 2019. The year-over-year decline in gross margin percentage was due primarily to lower staff utilization rates.
Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation, and occupancy costs. The Company’s selling, general and administrative expenses were $391 million for the three months ended September 30, 2020, decreasing 19.4% from $485 million for the three months ended September 30, 2019. As a percentage of revenues, the Company’s selling, general and administrative expenses were 32.8% for the third quarter of 2020, up from 31.2% in the third quarter of 2019. The increase in selling, general and administrative expenses as a percentage of revenues was primarily impacted by negative leverage as revenues decreased. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $270 million for the three months ended September 30, 2020, decreasing 16.6% from $324 million for the three months ended September 30, 2019. This includes deferred compensation expense related to changes in the fair value of participants’ accounts of $20 million and $1 million for the three months ended September 30, 2020 and 2019, respectively. Equal and offsetting amounts are included in income from investments held in employee deferred compensation trusts. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing were 34.5% in the third quarter of 2020, up from 28.9% in the third quarter of 2019 due primarily to negative leverage as revenues decreased as a result of financial conditions during the quarter and an increase in deferred compensation expense related to changes in the fair value of participants’ accounts.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $79 million for the three months ended September 30, 2020, decreasing by 29.7% compared to $113 million for the three months ended September 30, 2019. This includes deferred compensation expense related to changes in the fair value of participants’ accounts of $2 million and less than a million for the three months ended September 30, 2020 and 2019, respectively. Equal and offsetting amounts are included in income from investments held in employee deferred compensation trusts. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing were 90.8% in the third quarter of 2020, up from 83.7% in the third quarter of 2019 due primarily to an increase in deferred compensation expense related to changes in the fair value of participants’ accounts and negative leverage as revenues decreased as a result of financial conditions during the quarter.

Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $42 million for the three months ended September 30, 2020, decreasing by 14.2% compared to $48 million for the three months ended September 30, 2019. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 13.0% in the third quarter of 2020, down from 16.2% in the third quarter of 2019 due primarily to a decrease in variable overhead costs and positive leverage on revenues.

Income from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s deferred compensation obligation to employees changes accordingly. Changes in the Company’s deferred compensation obligations noted above are included in selling, general and administrative or in the case of the Company’s risk consulting and internal audit services division, direct cost. The value of the related investment trust assets also changes by the equal and offsetting amount, leaving no net costs to the Company. The Company’s income from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments. The Company’s income from investments held in employee deferred compensation trusts was $26 million for the three months ended September 30, 2020, and $1 million for the three months ended September 30, 2019. The increase in income from trust investments was due to positive market returns in 2020.

Income before income taxes and Segment Income. The Company’s total income before income taxes was $103 million, or 8.6% of revenues, for the three months ended September 30, 2020, down from $164 million, or 10.6% of revenues, for the three months ended September 30, 2019. Combined segment income was $103 million, or 8.6% of revenues, for the three months ended September 30, 2020, down from $163 million, or 10.5% of revenues, for the three months ended September 30, 2019.
The following table provides a reconciliation of the non-GAAP combined segment income to reported income before income taxes for the three months ended September 30, 2020 and 2019 (in thousands):

	Quarter Ended September 30,
	2020	2019

Income before income taxes	$102,510	$163,782
Interest income, net	(202)	(1,230)
Amortization of intangible assets	334	339
Combined segment income	$102,642	$162,891

For the Company’s temporary and consultant staffing division, segment income was $44 million, or 5.6% of applicable revenues, down from $101 million, or 9.1% of applicable revenues, in the third quarter of 2019. For the Company’s permanent placement staffing division, segment income was $10 million, or 11.6% of applicable revenues, compared to segment income of $22 million, or 16.2% of applicable revenues, in the third quarter of 2019. For the Company’s risk consulting and internal audit services division, segment income was $49 million, or 15.2% of applicable revenues, compared to an segment income of $40 million, or 13.3% of applicable revenues, in the third quarter of 2019.
Provision for income taxes. The provision for income taxes was 26.1% and 28.5% for the three months ended September 30, 2020 and 2019, respectively. The lower third-quarter tax rate is primarily due to actual non-deductible expenses and other items in our federal tax return coming in more favorably than originally estimated.

Nine Months Ended September 30, 2020 and 2019
Revenues. The Company’s revenues were $3.80 billion for the nine months ended September 30, 2020, decreasing by 16.1% compared to $4.54 billion for the nine months ended September 30, 2019. Revenues from foreign operations represented 22% of total revenues for the nine months ended September 30, 2020, down from 23% of total revenues for the nine months ended September 30, 2019. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. Risk consulting and internal audit services increased, offset by decreases in temporary and consulting staffing and permanent placement staffing. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing revenues were $2.63 billion for the nine months ended September 30, 2020, decreasing by 20.5% compared to revenues of $3.31 billion for the nine months ended September 30, 2019. Key drivers of temporary and consultant staffing revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. On an as adjusted basis, temporary and consultant staffing revenues decreased 20.7% for the first three quarters of 2020 compared to the first three quarters of 2019, due primarily to fewer hours worked by the Company’s engagement professionals on client engagements. In the U.S., revenues in the first three quarters of 2020 decreased 20.5% on an as reported basis and 21.0% on an as adjusted basis, compared to the first three quarters of 2019. For the Company’s international operations, revenues for the first three quarters of 2020 decreased 20.7% on an as reported basis and decreased 19.6% on an as adjusted basis, compared to the first three quarters of 2019.
Permanent placement staffing revenues were $279 million for the nine months ended September 30, 2020, decreasing by 31.5% compared to revenues of $407 million for the nine months ended September 30, 2019. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. On an as adjusted basis, permanent placement staffing revenues decreased 31.6% for the first three quarters of 2020 compared to the first three quarters of 2019, driven by a decrease in number of placements, partially offset by an increase in average fees earned per placement. In the U.S., revenues for the first three quarters of 2020 decreased 31.9% on an as reported basis and 32.3% on an as adjusted basis, compared to the first three quarters of 2019. For the Company’s international operations, revenues for the first three quarters of 2020 decreased 30.7% on an as reported basis and 29.9% on an as adjusted basis, compared to the first three quarters of 2019. Historically, demand for permanent placement staffing is even more sensitive to economic and labor market conditions than demand for temporary and consultant staffing and this is expected to continue.
Risk consulting and internal audit services revenues were $899 million for the nine months ended September 30, 2020, increasing by 9.1% compared to revenues of $824 million for the nine months ended September 30, 2019. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. For the nine months ended September 30, 2020, risk consulting and internal audit services continued to post strong growth rates, compared to the same period in 2019. On an as adjusted basis, risk consulting and internal audit services revenues increased 8.6% for the first three quarters of 2020 compared to the first three quarters of 2019, due primarily to an increase in billable hours. In the U.S., revenues in the first three quarters of 2020 increased 12.5% on an as reported basis and 11.8% on an as adjusted basis, compared to the first three quarters of 2019. The Company’s risk consulting and internal audit services revenues for the first three quarters of 2020 from international operations decreased 2.6% on an as reported basis and 2.5% on an as adjusted basis, compared to the first three quarters of 2019.

A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the nine months ended September 30, 2020, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	-20.5%	-20.5%	-20.7%
Billing Days Impact	-0.5%	-0.5%	-0.4%
Currency Impact	0.3%	—	1.5%
As Adjusted	-20.7%	-21.0%	-19.6%
Permanent placement staffing
As Reported	-31.5%	-31.9%	-30.7%
Billing Days Impact	-0.4%	-0.4%	-0.3%
Currency Impact	0.3%	—	1.1%
As Adjusted	-31.6%	-32.3%	-29.9%
Risk consulting and internal audit services
As Reported	9.1%	12.5%	-2.6%
Billing Days Impact	-0.6%	-0.7%	-0.5%
Currency Impact	0.1%	—	0.6%
As Adjusted	8.6%	11.8%	-2.5%
Gross Margin. The Company’s gross margin dollars were $1.50 billion for the nine months ended September 30, 2020, decreasing by 20.7% compared to $1.89 billion for the nine months ended September 30, 2019. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars for temporary and consultant staffing represent revenues less costs of services, which consist of payroll, payroll taxes and benefit costs for engagement professionals, and reimbursable expenses. The key drivers of gross margin are: i) pay-bill spreads, which represent the differential between wages paid to engagement professionals and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company’s client. Gross margin dollars for the Company’s temporary and consultant staffing division were $986 million for the nine months ended September 30, 2020, decreasing 21.6% compared to $1.26 billion for the nine months ended September 30, 2019. As a percentage of revenues, gross margin for temporary and consultant staffing was 37.5% for the nine months ended September 30, 2020, down from 38.0% for the nine months ended September 30, 2019. This year-over-year decline in gross margin percentage was primarily attributable to lower conversion revenues.
Gross margin dollars for permanent placement staffing represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $278 million for the nine months ended September 30, 2020, decreasing 31.5% from $406 million for the nine months ended September 30, 2019. Because reimbursable expenses for permanent placement staffing are de minimis, gross margin dollars are substantially explained by revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $234 million for the nine months ended September 30, 2020, increasing 4.3% compared to $225 million for the nine months ended September 30, 2019. Impacting gross margin is deferred compensation expense related to changes in the fair value of participants’ accounts of $6 million and $3 million for the nine months ended September 30, 2020 and 2019, respectively. As a percentage of revenues, gross margin for risk consulting and internal audit services in the first three quarters of 2020 was 26.1%, down from 27.3% in the first three quarters of 2019. The year-over-year decline in gross margin percentage was due primarily to lower staff utilization rates.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation, and occupancy costs. The Company’s selling, general and administrative expenses were $1.24 billion for the nine months ended September 30, 2020, decreasing 14.7% from $1.45 billion for the nine months ended September 30, 2019. As a percentage of revenues, the Company’s selling, general and administrative expenses were 32.6% for the first three quarters of 2020, up from 32.1% the first three quarters of 2019. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $845 million for the nine months ended September 30, 2020, decreasing 13.1% from $972 million for the nine months ended September 30, 2019. This includes deferred compensation expense related to changes in the fair value of participants’ accounts of $26 million and $28 million for the nine months ended September 30, 2020 and 2019, respectively. Equal and offsetting amounts are included in income from investments held in employee deferred compensation trusts. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing were 32.2% in the first three quarters of 2020, up from 29.4% in the first three quarters of 2019 due primarily to negative leverage as revenues decreased in response to financial conditions during the first three quarters of 2020.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $260 million for the nine months ended September 30, 2020, decreasing by 23.7% compared to $341 million for the nine months ended September 30, 2019. This includes deferred compensation expense related to changes in the fair value of participants’ accounts of $3 million for both the nine months ended September 30, 2020 and 2019. Equal and offsetting amounts are included in income from investments held in employee deferred compensation trusts. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing were 93.3% in the first three quarters of 2020, up from 83.8% in the first three quarters of 2019 due primarily to negative leverage as revenues decreased in response to financial conditions during the first three quarters of 2020.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $135 million for the nine months ended September 30, 2020, decreasing by 3.9% compared to $141 million for the nine months ended September 30, 2019. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 15.1% in the first three quarters of 2020, down from 17.1% in the first three quarters of 2019 due primarily to a decrease in variable overhead costs.
Income from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s deferred compensation obligation to employees changes accordingly. Changes in the Company’s deferred compensation obligations noted above are included in selling, general and administrative or in the case of the Company’s risk consulting and internal audit services division, direct cost. The value of the related investment trust assets also changes by the equal and offsetting amount, leaving no net costs to the Company. The Company’s income from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments. The Company’s income from investments held in employee deferred compensation trusts was $35 million for both nine months ended September 30, 2020 and September 30, 2019.
Income Before Income Taxes and Segment Income. The Company’s total income before income taxes was $292 million, or 7.7% of revenues, for the nine months ended September 30, 2020, down from $471 million or 10.4% of revenues, for the nine months ended September 30, 2019. Combined segment income was $292 million, or 7.7% of revenues, for the nine months ended September 30, 2020, down from $469 million or 10.3% of revenues, for the nine months ended September 30, 2019.

The following table provides a reconciliation of the non-GAAP combined segment income to reported income before income taxes for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019

Income before income taxes	$292,297	$471,268
Interest income, net	(1,264)	(3,768)
Amortization of intangible assets	1,002	1,022
Combined segment income	$292,035	$468,522
For the Company’s temporary and consultant staffing division, segment income was $166 million, or 6.3% of applicable revenues, down from $313 million, or 9.5% of applicable revenues, in the first three quarters of 2019. For the Company’s permanent placement staffing division, segment income was $21 million, or 7.5% of applicable revenues, down from segment income of $69 million, or 16.9% of applicable revenues, in the first three quarters of 2019. For the Company’s risk consulting and internal audit services division, segment income was $105 million, or 11.7% of applicable revenues, compared to segment income of $87 million or 10.6% of applicable revenues, in the first three quarters of 2019.
Provision for income taxes. The provision for income taxes was 27.5% for both the nine months ended September 30, 2020 and 2019, respectively.
Liquidity and Capital Resources
The change in the Company’s liquidity during the nine months ended September 30, 2020 and 2019, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, investment in employee deferred compensation trusts, net of redemptions from employee deferred compensation trusts, repurchases of common stock, and payment of dividends.
Cash and cash equivalents were $587 million and $313 million at September 30, 2020 and 2019, respectively. Operating activities provided $565 million during the nine months ended September 30, 2020, offset by $43 million and $208 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $439 million during the nine months ended September 30, 2019, offset by $73 million and $324 million of net cash used in investing activities and financing activities, respectively.
Operating activities—Net cash provided by operating activities for the nine months ended September 30, 2020, was composed of net income of $212 million adjusted upward for non-cash items of $52 million and net cash provided by changes in working capital of $301 million. Net cash provided by operating activities for the nine months ended September 30, 2019, was composed of net income of $342 million adjusted upward for non-cash items of $52 million and net cash provided by changes in working capital of $45 million.
Investing activities—Cash used in investing activities for the nine months ended September 30, 2020, was $43 million. This was composed of capital expenditures of $29 million and investment in employee deferred compensation trusts of $48 million, offset by proceeds from employee deferred compensation trusts redemptions of $34 million. Cash used in investing activities for the nine months ended September 30, 2019, was $73 million. This was composed of capital expenditures of $45 million and investment in employee deferred compensation trusts of $52 million, offset by proceeds from employee deferred compensation trusts redemptions of $24 million.
Financing activities—Cash used in financing activities for the nine months ended September 30, 2020, was $208 million. This included repurchases of $91 million in common stock and $117 million in dividends paid to stockholders. Cash used in financing activities for the nine months ended September 30, 2019, was $324 million. This included repurchases of $214 million in common stock and $110 million in dividends paid to stockholders.
As of September 30, 2020, the Company is authorized to repurchase, from time to time, up to 1.0 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. On October 29, 2020, the Company authorized the repurchase, from time to time, of up to an additional 10 million shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the nine months ended September 30, 2020 and 2019, the Company repurchased 1.4 million shares, at a cost of $75 million, and 3.3 million shares, at a cost of $191 million, on the open market, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the nine months ended September 30, 2020 and 2019, such repurchases totaled 0.3 million shares, at a cost of $12 million, and 0.3 million shares, at a cost of $17 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital at September 30, 2020, included $587 million in cash and cash equivalents and $690 million in accounts receivable, both of which will be a significant source of ongoing liquidity and financial resilience. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.

We have limited visibility into future cash flows as the Company’s revenues are dependent on macroeconomic conditions. As a result of continued economic disruptions, we have continued cost cutting actions during the quarter. These actions have been focused on maintaining low travel and events costs, as well as managing headcount. This cost management, coupled with a talented and driven team that is backed by our industry-leading technology, positions us to fully participate in the economic recovery. In addition, the Company’s variable direct costs related to its temporary and consultant staffing business will largely fluctuate in relation to its revenues.
In May 2020, the Company entered into a new $100 million unsecured revolving credit facility (the “364-Day Credit Agreement”). Borrowings under the 364-Day Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the LIBOR plus an applicable margin. The 364-Day Credit Agreement is subject to certain financial covenants and the Company was in compliance with these covenants as of September 30, 2020. There were no borrowings under the 364-Day Credit Agreement as of September 30, 2020.
On October 29, 2020, the Company announced a quarterly dividend of $.34 per share to be paid to all shareholders of record as of November 25, 2020. The dividend will be paid on December 15, 2020.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
In March 2020, the World Health Organization announced that COVID-19 had become pandemic. The subsequent global stay-at-home orders resulted in significant travel restrictions and business closures. These actions have led to global economic disruptions. We are continuing to monitor the efforts to mitigate the spread of COVID-19, including uncertainty around the duration and extent of the stay-at-home orders and the effect on the Company’s results of operations, financial condition, and liquidity. In light of the economic disruption, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply the Company’s significant accounting policies. As the situation continues to develop, we may make changes to these estimates and judgments over time, which could result in meaningful impacts to the Company’s financial statements in future periods. Actual results and outcomes may differ from management’s estimates and assumptions.
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
For the nine months ended September 30, 2020, approximately 22% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, and Australian dollar, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.
During the first nine months of 2020, the U.S. dollar fluctuated, but generally strengthened, against the primary currencies in which the Company conducts business, compared to one year ago. Currency exchange rates had the effect of decreasing reported net service revenues by $13.1 million, or 0.3%, in the first three quarters of 2020 compared to the same period one year ago. The general strengthening of the U.S. dollar also affected the reported level of expenses incurred in the

Company’s foreign operations. Because substantially all the Company’s foreign operations generated revenues and incurred expenses within the same country and currency, the effect of lower reported revenues is largely offset by the decrease in reported operating expenses. Reported net income was $0.9 million, or 0.3%, lower in the first three quarters of 2020 compared to the same period one year ago due to the effect of currency exchange rates.
For the one month ended October 31, 2020, the U.S. dollar has strengthened against the Euro and Australian dollar and weakened against the Canadian dollar and British pound since September 30, 2020. If currency exchange rates were to remain at October 2020 levels throughout the remainder of 2020, the currency impact on the Company’s full-year reported revenues and operating expenses would be nearly flat compared to full year 2019 results. Should current trends continue, the impact to reported net income would be immaterial.
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

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (c)
July 1, 2020 to July 31, 2020	1,698	(a)	$51.50	—	1,470,655
August 1, 2020 to August 31, 2020	—		$—	—	1,470,655
September 1, 2020 to September 30, 2020	450,437	(b)	$52.37	448,873	1,021,782
Total July 1, 2020 to September 30, 2020	452,135			448,873

(a)Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(b)Includes 1,564 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(c)Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 118,000,000 shares have been authorized for repurchase of which 116,978,218 shares have been repurchased as of September 30, 2020. As disclosed in Note M and Item 5, on October 29, 2020, an additional 10,000,000 shares have been authorized for repurchase bringing the total repurchase authorization since plan inception to 128,000,000.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosure
Not applicable.

ITEM 5. Other Information
On October 29, 2020, the Company authorized the repurchase, from time to time, of up to an additional 10 million shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The authorization is in addition to the approximately 1.0 million shares remaining under the existing repurchase program. There is no guarantee as to whether, when, or how many shares the Company will repurchase, and the Company may discontinue the repurchase program at any time.
ITEM 6. Exhibits

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

3.2	Amended and Restated By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K dated February 12, 2020.

10.1	Stock Incentive Plan – Form of Restricted Share Agreement for Executive Officers effective October 29, 2020.

10.2	Stock Incentive Plan – Form of Restricted Share Agreement for Independent Directors effective October 29, 2020.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.1	Part I, Item 1 of this Form 10-Q formatted in Inline XBRL.

104	Cover page of this Form 10-Q formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ Michael C. Buckley
Michael C. Buckley Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: November 2, 2020