Form 10-K
period 2020-12-31
ROBERT HALF INTERNATIONAL INC.
filed 2021-02-12
CIK 315213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒
Accelerated filer ☐ Non-accelerated filer ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company.  ☐  Yes   ☒  No
As of June 30, 2020, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $5,876,880,362 based on the closing sale price on that date. This amount excludes the market value of 3,394,402 shares of Common Stock directly or indirectly held by registrant’s directors and officers and their affiliates.
As of January 31, 2021, there were 113,124,854 outstanding shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be mailed to stockholders in connection with the registrant’s annual meeting of stockholders, scheduled to be held in May 2021, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

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
Marketing and Recruiting
The Company markets its staffing services to clients and employment candidates via both national and local advertising activities, including radio, digital advertising, job boards, alliance partners, and events. The Company also markets its services via its website, blog and mobile app as well as through targeted online tactics, email, and social media. Direct marketing to customers is a significant portion of the Company’s total marketing efforts. Joint marketing arrangements have been entered into with major software manufacturers and typically provide for the development of proprietary skills tests, cooperative advertising, joint campaigns, and similar promotional activities. The Company also actively seeks endorsements and affiliations with professional organizations in the accounting and finance, technology, legal, and creative and marketing fields. The Company also conducts public relations activities designed to enhance public recognition of the Company and its services. Central to the public relations activities is research-based content, targeted media relations and thought leadership. Robert Half employees are encouraged to be active in civic organizations and industry trade groups in their local communities.
Protiviti markets its business and technology consulting and internal audit services to a variety of global clients in a range of industries. Industry and competency teams conduct targeted marketing efforts, locally, nationally and globally, including digital advertising, production of thought leadership, social media and live and virtual speaking events. Protiviti regularly conducts a variety of programs to share its insights with clients on current topics such as risk, technology, corporate governance, and industry challenges. It conducts public relations activities, such as distributing press releases, white papers, case studies and newsletters, designed to enhance recognition for the Protiviti brand, establish its expertise in key issues surrounding its businesses and promote its services. Protiviti plans to expand both the services and value-added content on the Protiviti.com website and increase traffic through targeted digital advertising. Employees are encouraged to be active in relevant social media communities, civic organizations and industry trade groups.
The Company and its subsidiaries own many trademarks, service marks and tradenames, including the Robert Half® Finance & Accounting, Accountemps®, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group® and Protiviti® marks, which are registered in the United States and in a number of foreign countries.
Organization
Management of the Company’s staffing operations is coordinated from its headquarters facilities in Menlo Park and San Ramon, California. The Company’s headquarters provides support and centralized services to its offices in the administrative, marketing, public relations, accounting, information technology, training and legal areas, particularly as it relates to the standardization of the operating procedures of its offices. As of December 31, 2020, the Company conducted its staffing services operations through 326 offices in 42 states, the District of Columbia and 17 foreign countries. Office managers are responsible for most activities of their offices, including sales, local advertising and marketing and recruitment.
The day-to-day operations of Protiviti are managed by a chief executive officer and a senior management team with operational and administrative support provided by individuals located in San Ramon and Menlo Park, California. As of December 31, 2020, Protiviti had 62 offices in 23 states and 12 foreign countries.
Competition
The Company’s staffing services face competition in attracting clients as well as skilled specialized employment candidates. The staffing business is highly competitive, with a number of firms offering services similar to those provided by the Company on a national, regional or local basis. In many areas the local companies are the strongest competitors. The most significant competitive factors in the staffing business are price and the reliability of service, both of which are often a function of the availability and quality of personnel. The Company believes it derives a competitive advantage from its long experience with and commitment to the specialized employment market, its national presence, its investments in technology, and its various marketing activities.
Protiviti faces competition in its efforts to attract clients, expand relationships with existing clients and win proposal presentations. The global professional service business is highly competitive with a dynamic regulatory environment, disruptive new technologies, security and privacy concerns and high demand for skilled professionals all driving significant opportunities. The principal competitors of Protiviti remain the “big four” accounting firms. Significant competitive factors include reputation, technology, tools, project methodologies, price of services and depth of skills of personnel. Protiviti believes its competitive strengths lie in the collaborative approach it takes to working with clients which drive knowledge transfer, understanding of client issues and value creation. This is coupled with a “configure-to-fit” resourcing model to create blended teams of full-time Protiviti professionals and engagement professionals from Robert Half’s network of specialized talent to precisely match expertise, approach and people to the changing global needs of clients on consulting and managed solutions projects.
Human Capital Management

Employees. The Company has approximately 13,000 full-time internal staff, including approximately 5,000 employees engaged directly in Protiviti operations. In addition, the Company placed approximately 150,500 engagement professionals on assignments with clients during 2020. In 2019, the Company had approximately 16,000 full-time internal staff, including approximately 4,500 employees engaged directly in Protiviti operations. In 2019, the Company placed approximately 205,600 engagement professionals on assignments with clients. The substantial majority of engagement professionals placed on assignment by the Company are the Company’s legal employees while they are working on assignments. The Company pays the related costs of employment, such as workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company provides access to voluntary health insurance coverage to interested employees.

Diversity and Inclusion. The Company believes that its rich culture of inclusion and diversity enables it to create, develop and fully leverage the strengths of its workforce to exceed customer expectations and meet its growth objectives. In 2020, Robert Half President and CEO M. Keith Waddell, and President and CEO of Staffing Services Paul F. Gentzkow, joined President and CEO of Protiviti Joe Tarantino, along with more than 1,400 company leaders who have signed the CEO Action for Diversity & Inclusion ("D&I") pledge, making a commitment to advance inclusion and diversity in the workplace and community.
Current key initiatives include a company-wide D&I education series, the creation of Communities of Inclusion ("COI")/Employee Network Groups ("ENG") as business resources groups, and a focus on external strategic partnerships to increase engagement and representation of underrepresented communities. The Company places a high value on inclusion, engaging employees in its COI/ENG programs staffed by employees with diverse backgrounds, experiences, or characteristics who share a common interest in professional development, improving corporate culture, and delivering sustained business results. In 2020, Robert Half launched three COI chapters: Black, Asian, and Hispanic/Latinx, with LGBT+ and Women set to launch in the coming year. Protiviti has a number of Employee Network Groups that have existed for several years. The Company uses these groups to serve as a source of inclusion and to support the acquisition of diverse talent internally and externally. Each COI/ENG is sponsored and supported by senior leaders across the enterprise.
Across both Robert Half and Protiviti, as of June 30, 2020, approximately 55% of the Company's global workforce was female and 46% of the Company’s employees in managerial and leadership roles were female. As of June 30, 2020, approximately 30% of the Company's US workforce were from underrepresented groups.

Employee Engagement. As part of the Robert Half employee voice initiative to provide its employees with feedback opportunities, in 2020, the Company conducted frequent surveys to understand employee needs and support employees both prior to and, more importantly, during the pandemic. The survey results were analyzed by an independent third-party and then reviewed by the executive officers. The results of this engagement survey were shared with individual managers, who were then tasked with taking action based on their employees’ confidential feedback (both quantitative and qualitative). By paying close attention to the results both at an aggregate enterprise level as well as at a department/business/workgroup level, the Company has been able to enhance its culture of rewards and recognition, drive efforts to promote inclusion and diversity, increase communication in support of employee well-being and modernize its approach to foster a culture of continuous learning and feedback. Protiviti leverages surveys in the United States and internationally, including the Great Place to Work survey.

Learning and Development. The Company emphasizes employee development and training as a priority for the organization. Training and development are key elements to overall retention, engagement, and employee experience strategy. Our strategy is designed to empower employees to reach their full potential, and we provide a wide range of development programs, opportunities, and resources needed to be successful. The Company has specialized programs for all audiences, new hires, tenured, and leadership. We provide a variety of learning channels including instructor-led, facilitated custom workshops, leader-led, cohort and mentorships, self-paced, e-learning and a catalog of vendor-provided courses, videos, resources, and books. The Company is committed to the organization's overall health and providing career progression by providing individual development, readiness, and transition plans as a part of its talent review and succession planning process.

Compensation, Benefits and Well-being. The Company offers fair, competitive compensation and benefits that support its employees’ overall well-being. To ensure alignment with management's short- and long-term objectives, the Company's compensation programs for all employees include competitive base pay and short-term and long-term incentives for some of its employees. The Company offers a wide array of benefits including comprehensive health and welfare insurance, generous time-off and leave, and retirement and financial support. The Company provides emotional well-being services through its Employee Assistance Program as well as a number of perks and other convenience benefits.

In response to the COVID-19 pandemic, the enterprise implemented significant changes. We provided all employees with the unconditional opportunity to work from home and the vast majority did so. We also implemented additional safety measures for employees continuing critical on-site work. The Company also ensured employees received unlimited paid time off to care for themselves or their families who were impacted by COVID-19, whether due to illness, quarantine, or lack of childcare resources.
Other Information
The Company is not dependent upon a single customer or a limited number of customers. The Company’s staffing services operations are generally more active in the first and fourth quarters of a calendar year. Protiviti is generally more active in the third and fourth quarters of a calendar year. Order backlog is not a material aspect of the Company’s staffing services business. Backlog is of greater importance to Protiviti and is typically realized within a twelve-month period. An insignificant portion of the Company’s business is subject to government contracts.

Available Information
The Company’s Internet address is www.roberthalf.com. The Company makes available, free of charge, through its website, its Annual Reports on Form 10-K, proxy statements for its annual meetings of stockholders, its Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to those reports, as soon as is reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission. Also available on the Company’s website are its Corporate Governance Guidelines, its Code of Business Conduct and Ethics, and the charters for its Audit Committee, Compensation Committee and Nominating and Governance Committee, each of which is available in print to any stockholder who makes a request to Robert Half International Inc., 2884 Sand Hill Road, Suite 200, Menlo Park, CA 94025, Attn: Corporate Secretary. The Company’s Code of Business Conduct and Ethics is the Code of Ethics required by Item 406 of Securities and Exchange Commission Regulation S-K. The Company intends to satisfy any disclosure obligations under Item 5.05 of Form 8-K regarding any amendment or waiver relating to its Code of Business Conduct and Ethics by posting such information on its website.
Item 1A.    Risk Factors
The Company’s business prospects are subject to various risks and uncertainties that impact its business. The most important of these risks and uncertainties are as follows:

Risks Related to the Company’s Business Environment

Any reduction in global economic activity may harm the Company’s business and financial condition. The demand for the Company’s services, in particular its staffing services, is highly dependent upon the state of the economy and upon the staffing needs of the Company’s clients. Certain of the Company’s markets have recently experienced economic uncertainty characterized by increasing unemployment, limited availability of credit and decreased consumer and business spending. In addition, certain geopolitical events, including ongoing trade negotiations and the United Kingdom’s withdrawal from the European Union (“Brexit”), have caused significant economic, market, political and regulatory uncertainty in some of the Company’s markets. Any decline in the economic condition or employment levels of the U.S. or of any of the foreign countries in which the Company does business, or in the economic condition of any region of any of the foregoing, or in any specific industry may severely reduce the demand for the Company’s services and thereby significantly decrease the Company’s revenues and profits. Further, continued or intensifying economic, political or regulatory uncertainty in the Company’s markets could reduce demand for the Company’s services.

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

The Company faces risks in operating internationally. The Company depends on operations in international markets for a significant portion of its business. These international operations are subject to a number of risks, including general political and economic conditions in those foreign countries, the burden of complying with various foreign laws and technical standards and unpredictable changes in foreign regulations, U.S. legal requirements governing U.S. companies operating in foreign countries, legal and cultural differences in the conduct of business, potential adverse tax consequences and difficulty in staffing and managing international operations. In addition, the Company’s business may be affected by foreign currency exchange fluctuations. In particular, the Company is subject to risk in translating its results in foreign currencies into the U.S. dollar. If the value of the U.S. dollar strengthens relative to other currencies, the Company’s reported income from these operations could decrease. The value of the U.S. dollar has recently weakened against a number of major foreign currencies, but an increase in strength relative to these other currencies could adversely impact the Company’s reported income from its international markets and cause its revenue in such markets, when translated into U.S. dollars, to decline.

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

The currently evolving situation of the outbreak of a novel coronavirus disease ("COVID-19") has impacted demand for the Company’s services, disrupted the Company’s operations and may continue to do so. The COVID-19 outbreak has emerged as a serious threat to the health and economic well-being of the Company’s clients, candidates, employees, and the overall economy. Since the beginning of the outbreak, many counties, states and countries have taken dramatic action including, without limitation, ordering all non-essential workers to stay home, mandating the closure of schools and non-essential business premises and imposing isolation measures on large portions of the population. These measures, while intended to protect human life, have had serious adverse impacts on domestic and foreign economies and the severity and the duration of these is highly uncertain. The effectiveness of economic stabilization efforts, including proposed government payments to affected citizens and industries, continue to be uncertain and many economists are predicting extended local or global recessions. The accelerating number of deaths and hospitalizations resulting from this disease are further exacerbating the uncertainties and challenges facing the Company’s business.

Actions intended to mitigate the spread of COVID-19 have caused a dramatic increase in unemployment in the United States and in certain other regions in which the Company operates and created significant uncertainty and volatility in the Company’s business. Mandated business closures and slowing economic activity have reduced use of temporary workers and reduced businesses’ recruitment of new employees resulting in less demand for the Company’s services, which may in the future materially harm the Company’s business and financial condition. Many of the Company’s clients have or may be required to or choose to voluntarily close their worksites and the Company has at various times during the pandemic witnessed a significant drop in the demand of the Company’s services by clients, particularly the Company’s recruiting and temporary staffing clients, most of whom are small and midsize businesses that are feeling the crisis. Deterioration in economic conditions or the financial or credit markets could also have an adverse impact on the Company’s clients’ ability to pay for services the Company has already provided. Furthermore, the spread of COVID-19 may adversely impact the Company’s ability to recruit sufficient candidates for certain industries or regions in which the Company operates.

The Company has transitioned a significant number of the Company’s corporate employee population to a remote work environment in an effort to mitigate the spread of COVID-19. This transition to remote working and the spread of COVID-19 may negatively impact the availability of key personnel necessary to conduct the Company’s business and the business and operations of the Company’s third-party service providers who perform critical services for the Company’s business. This transition to remote working has also increased the Company’s vulnerability to risks related to the Company’s computer and communications hardware and software systems and exacerbated certain related risks, including risks of phishing and other cybersecurity attacks.

The Company is continuing to monitor the spread of COVID-19, including the new recently announced variants of the disease, and related risks, including risks related to efforts to mitigate the disease’s spread. The rapid development and fluidity of the situation, however, precludes any prediction as to its ultimate impact on us. If the spread and related business restrictions continue, such impact could grow and the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected. The continued spread and related business restrictions could also adversely impact global economies and financial markets resulting in an economic downturn that would likely impact demand for the Company’s services. While the Company has navigated the COVID-19 pandemic thus far, the ongoing surge of the COVID-19 pandemic in the United States, the United Kingdom and the European Union, among other territories, will have a continued negative impact on the Company’s business.

Any of the above factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could materially increase the Company’s costs, severely negatively impact the Company’s revenue, net income, and other results of operations, and impact the Company’s liquidity position. The duration of any such impacts cannot be predicted and such impacts may also have the effect of heightening many of the other material risks the Company faces.

Natural disasters and unusual weather conditions, pandemic outbreaks, terrorist acts, global political events and other serious catastrophic events could disrupt business and otherwise materially adversely affect the Company's business and financial condition. With operations in many states and multiple foreign countries, the Company is subject to numerous risks outside of the Company's control, including risks arising from natural disasters, such as fires, earthquakes, hurricanes, floods, tornadoes, unusual weather conditions, pandemic outbreaks such as the COVID-19 pandemic and other global health emergencies, terrorist acts or disruptive global political events, or similar disruptions that could materially adversely affect the Company's business and financial performance. Historically, the Company’s operations are heavily dependent on the ability of employees and consultants to travel from business to business and from location to location. Any public health emergencies, including a real or potential global pandemic such as those caused by the avian flu, SARS, Ebola, coronavirus, or even a particularly virulent flu, could decrease demand for the Company's services and the Company's ability to offer them. Uncharacteristic or significant weather conditions can affect travel and the ability of businesses to remain open, which could lead to decreased ability to offer the Company's services and materially adversely affect the Company's short-term results of operations. In addition, these events could result in delays in placing employees and consultants, the temporary disruption in the transport of employees and consultants overseas and domestically, the inability of employees and consultants to reach or have transportation to clients directly affected by such events and disruption to the Company's information systems. Although it is not possible to predict such events or their consequences, these events could materially adversely affect the Company's reputation, business and financial condition.

Risks Related to the Company’s Operations

The Company may be unable to find sufficient candidates for its staffing business. The Company’s staffing services business consists of the placement of individuals seeking employment. There can be no assurance that candidates for employment will continue to seek employment through the Company. Candidates generally seek temporary or regular positions through multiple sources, including the Company and its competitors. Before the COVID-19 pandemic, unemployment in the United States was at historic lows. When unemployment levels are low, finding sufficient eligible candidates to meet employers’ demands is more challenging. Any shortage of candidates could materially adversely affect the Company.

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

The Company may incur potential liability to employees and clients. The Company’s temporary services business entails employing individuals on a temporary basis and placing such individuals in clients’ workplaces. The Company’s ability to control the workplace environment is limited. As the employer of record of its temporary employees, the Company incurs a risk of liability to its temporary employees for various workplace events, including claims of physical injury, discrimination, harassment or failure to protect confidential personal information. Furthermore, as the employer of record for some individuals who have been placed in client workplaces where exposure to COVID-19 is possible, the Company may be subject to risk of liability should such employees allege their workplaces failed to adequately mitigate the risk of exposure to COVID-19. In addition, in order to facilitate remote working arrangements, some of the Company’s temporary workers are accessing client workspaces from their personal devices through cloud-based systems, which could increase cybersecurity risks to the Company’s clients for which they may hold the Company liable. While such claims have not historically had a material adverse effect upon the Company, there can be no assurance that such claims in the future will not result in adverse publicity or have a material adverse effect upon the Company. The Company also incurs a risk of liability to its clients resulting from allegations of errors, omissions or theft by its temporary employees, or allegations of misuse of client confidential information. In many cases, the Company has agreed to indemnify its clients in respect of these types of claims. The Company maintains insurance with respect to many of such claims. While such claims have not historically had a material adverse effect upon the Company, there can be no assurance that the Company will continue to be able to obtain insurance at a cost that does not have a material adverse effect upon the Company or that such claims (whether by reason of the Company not having sufficient insurance or by reason of such claims being outside the scope of the Company’s insurance) will not have a material adverse effect upon the Company.

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

The Company’s results of operations and ability to grow could be materially negatively affected if it cannot successfully keep pace with technological changes impacting the development and implementation of its services and the evolving needs of its clients. The Company’s success depends on its ability to keep pace with rapid technological changes affecting both the development and implementation of its services and the staffing needs of its clients. Technological advances such as artificial intelligence, machine learning, and automation are impacting industries served by all the Company's lines of business. In addition, the Company’s business relies on a variety of technologies, including those that support hiring and tracking, order management, billing, and client data analytics. If the Company does not sufficiently invest in new technology and industry developments, appropriately implement new technologies, or evolve its business at sufficient speed and scale in response to such developments, or if it does not make the right strategic investments to respond to these developments, the Company’s services, results of operations, and ability to develop and maintain its business could be negatively affected.

The demand for the Company’s services related to Sarbanes-Oxley or other regulatory compliance may decline. The operations of both the staffing services business and Protiviti include services related to Sarbanes-Oxley and other regulatory compliance. There can be no assurance that there will be ongoing demand for these services. For example, the Jumpstart Our Business Startup (“JOBS”) Act signed into law in April of 2012 allows most companies going public in the U.S. to defer implementation of some of the provisions of Sarbanes-Oxley for up to five years after their initial public offering. Similarly, a number of proposals have been recently or are currently being considered by the U.S. Congress to further delay or, in some cases, remove the requirements of Sarbanes-Oxley for a number of public companies. These or other similar modifications of the regulatory requirements could decrease demand for Protiviti’s services.

Demand for the Company’s services from government and public sector clients related to the COVID-19 pandemic may decrease over time. The Company has reported increased business from services rendered to the public sector during the pandemic due to, among other developments, the volume of unemployment claims and housing assistance claims, as well as the demands faced by public school districts that must meet the technical support requirements of virtual learning models. This business has contributed to our revenue over the past year. It is unknown to what extent business with state, local and other public sector clients may decrease as the effects of the pandemic lessen or change over time. Demand for the Company’s services from government and public sector clients may also fall as clients adapt to the effects of the pandemic and their needs evolve. The Company will continue to monitor the situation, but the future impact of the pandemic and its effects on the needs of the Company’s clients are impossible to fully predict, and there can be no assurance that the Company’s increased business in the public sector will be sustained.

Long-term contracts do not comprise a significant portion of the Company’s revenue. Because long-term contracts are not a significant part of the Company’s staffing services business, future results cannot be reliably predicted by considering past trends or extrapolating past results. Additionally, the Company’s clients will frequently enter non-exclusive arrangements with several firms, which the client is generally able to terminate on short notice and without penalty. The nature of these arrangements further exacerbates the difficulty in predicting the Company's future results.

Protiviti may be unable to attract and retain key personnel. Protiviti is a services business and is dependent upon its ability to attract and retain qualified, skilled personnel. While Protiviti has retained its key personnel to date, there can be no assurance that it will continue to be able to do so.

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

The countries in which the Company operates may, among other things:
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

The U.S. Congress has made several attempts to repeal or modify the PPACA and in 2020, the United States Supreme Court heard an appeal of a decision from the U.S. Court of Appeals for the Fifth Circuit that invalidated significant portions of the PPACA. It is unclear at this point what the scope of any such future legislation will be and when it will become effective. Because of the uncertainty surrounding proposed replacement health care reform legislation or any modifications to such legislation to deal with these court challenges, the Company cannot predict with any certainty the likely impact of the PPACA’s repeal or the adoption of any other health care reform legislation on the Company’s financial condition or operating results. Whether or not there is alternative health care legislation enacted in the U.S., there is likely to be significant disruption to the health care market in the coming months and years and the costs of the Company’s health care expenditures may increase.

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

Changes in data privacy and protection laws and regulations in respect of control of personal information could increase the Company’s costs or otherwise adversely impact its operations. In the ordinary course of business, the Company collects, uses, and retains personal information from its employees, employment candidates, and contractors, including, without limitation, full names, government-issued identification numbers, addresses, birthdates, and payroll-related information. The possession and use of personal information in conducting the Company’s business subjects it to a variety of complex and evolving domestic and foreign laws and regulations regarding data privacy, protection and security, which, in many cases, apply not only to third-party transactions, but also to transfers of information among the Company and its subsidiaries. For example, the European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, imposes stringent operational requirements for entities processing personal information, such as strong safeguards for data transfers to countries outside the European Union and strong enforcement authorities and mechanisms. Complying with the enhanced obligations imposed by the GDPR and other current and future laws and regulations relating to data transfer, residency, privacy and protection has increased and may continue to increase the Company’s operating costs and require significant management time and attention, while any failure by the Company or its subsidiaries to comply with applicable laws could result in governmental enforcement actions, fines, and other penalties that could potentially have an adverse effect on the Company’s operations and reputation.

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

Failure to identify and respond to risk issues in a timely manner could have a material adverse effect on the Company's business. Although the Company has processes in place to attempt to identify and respond to risk issues in a timely manner, the Company's efforts may not be sufficient.

The collective impact of the tone at the top, tone in the middle and tone at the bottom on risk management, compliance and responsible business behavior has a huge effect on timely escalation of risk issues, particularly those affecting core operations, and the Company’s processes, corporate culture and general ethical climate may not be sufficient to ensure timely identification and escalation of significant risk issues.

General Risk Factors

The Company’s compliance policies and controls may not prevent violations that could result in significant fines and penalties. The Company could also be exposed to fines and penalties under U.S. or local jurisdiction trade sanctions and controls as well as laws prohibiting corrupt payments to governmental officials including the Foreign Corrupt Practices Act and similar laws that prohibit payments to foreign officials. Failure to comply with local laws in a particular market may result in substantial liability and could have a significant and negative effect not only on the Company's business in that market but also on the Company's reputation generally. Although the Company has implemented policies and procedures designed to ensure compliance with these laws, it cannot be sure that its employees, contractors or agents will not violate such policies. Any such violations could materially damage the Company’s reputation, brand, business and operating results.

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
Item 1B.    Unresolved Staff Comments.
Not applicable.
Item 2.    Properties
The Company’s headquarters operations are located in Menlo Park and San Ramon, California. As of December 31, 2020, placement activities were conducted through 326 offices located in the United States, Canada, the United Kingdom, Belgium, Brazil, France, the Netherlands, Germany, Luxembourg, Switzerland, Japan, China, Singapore, Australia, New Zealand, Austria, the United Arab Emirates, and Chile. As of December 31, 2020, Protiviti had 62 offices in the United States, Canada, Australia, China, France, Germany, Italy, the Netherlands, Japan, Singapore, India, Switzerland and the United Kingdom. All of the offices are leased.

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
The Company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “RHI”. On January 31, 2021, there were 1,225 holders of record of the Common Stock.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (b)
October 1, 2020 to October 31, 2020	248,680		$49.79	248,680	10,773,102
November 1, 2020 to November 30, 2020	250,000		$58.02	250,000	10,523,102
December 1, 2020 to December 31, 2020	657,183	(a)	$63.51	575,146	9,947,956
Total October 1, 2020 to December 31, 2020	1,155,863			1,073,826

(a)Includes 82,073 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(b)Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 128,000,000 shares have been authorized for repurchase of which 118,052,044 shares have been repurchased as of December 31, 2020.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights A	Weighted average exercise price of outstanding options, warrants and rights B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by security holders	—	—	4,297,266
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	4,297,266

Since May 2005, all grants have been made pursuant to the Stock Incentive Plan, which was approved by stockholders in May 2005 and re-approved in May 2008, May 2011, May 2013, May 2014 and May 2019. Such plan authorizes the issuance of stock options, restricted stock, stock units and stock appreciation rights to directors, executive officers and employees.

Stock Performance Graph
The following graph compares, through December 31, 2020, the cumulative total return of the Company’s Common Stock, an index of certain publicly traded employment services companies, and the S&P 500. The graph assumes the investment of $100 at the beginning of the period depicted in the chart and reinvestment of all dividends. The peer companies are weighted by their respective market caps at the beginning of each period. The information presented in the graph was obtained by the Company from outside sources it considers to be reliable but has not been independently verified by the Company.

$200
$150
$100
$50
$0
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
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

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands)
Income Statement Data:
Service revenues	$5,109,000	$6,074,432	$5,800,271	$5,266,789	$5,250,399
Costs of services (a)	3,096,389	3,549,303	3,389,259	3,105,144	3,090,385
Gross margin (a)	2,012,611	2,525,129	2,411,012	2,161,645	2,160,014
Selling, general and administrative expenses (a)	1,666,041	1,958,295	1,810,601	1,674,112	1,615,408
(Income) loss from investments held in employee deferred compensation trusts (a)	(75,188)	(54,917)	11,486	(29,747)	(9,853)
Amortization of intangible assets	1,219	1,361	1,705	1,563	1,237
Interest income, net	(1,343)	(5,125)	(4,382)	(1,799)	(888)
Income before income taxes	421,882	625,515	591,602	517,516	554,110
Provision for income taxes	115,606	171,082	157,314	226,932	210,721
Net income	$306,276	$454,433	$434,288	$290,584	$343,389

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share amounts)
Net Income Per Share:
Basic	$2.72	$3.93	$3.60	$2.34	$2.68
Diluted	$2.70	$3.90	$3.57	$2.33	$2.67
Shares:
Basic	112,729	115,656	120,513	124,152	127,991
Diluted	113,318	116,411	121,602	124,892	128,766
Dividends Declared Per Share	$1.36	$1.24	$1.12	$.96	$.88

	December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Balance Sheet Data:
Total assets	$2,557,424	$2,311,408	$1,903,097	$1,867,454	$1,777,971
Notes payable, less current portion	$—	$239	$457	$657	$840
Stockholders’ equity	$1,205,289	$1,143,683	$1,063,198	$1,105,265	$1,086,599
(a) Change in Presentation. The Company has changed its Consolidated Statements of Operations to separately present (income) loss from investments held in employee deferred compensation trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s deferred compensation obligation to employees changes accordingly. However, the value of the related investment trust assets also changes by an equal and offsetting amount, leaving no net cost to the Company. Under the new presentation, changes in the Company’s employee deferred compensation obligations remain in selling, general and administrative expenses or, in the case of risk consulting and internal audit services, costs of services. However, the offsetting changes in the investment trust assets will be presented separately below selling, general and administrative expenses. This does not change the previously reported levels of pre-tax or after-tax income or cash flow.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain information contained in Management’s Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the Company’s future operating results or financial positions. These statements may be identified by words such as “estimate”, “forecast”, “project”, “plan”, “intend”, “believe”, “expect”, “anticipate”, or variations or negatives thereof or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. These risks and uncertainties include, but are not limited to, the following: changes to or new interpretations of U.S. or international tax regulations, the global financial and economic situation; the duration and impact of the COVID-19 pandemic and efforts to mitigate its spread; changes in levels of unemployment and other economic conditions in the United States or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of candidates for contract employment or the Company’s ability to attract candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company’s services, on the Company’s ability to maintain its margins; the possibility of the Company incurring liability for its activities, including the activities of its engagement professionals, or for events impacting its engagement professionals on clients’ premises; the possibility that adverse publicity could impact the Company’s ability to attract and retain clients and candidates; the success of the Company in attracting, training, and retaining qualified management personnel and other staff employees; the Company’s ability to comply with governmental regulations affecting personnel services businesses in particular or employer/employee relationships in general; whether there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; the Company’s reliance on short-term contracts for a significant percentage of its business; litigation relating to prior or current transactions or activities, including litigation that may be disclosed from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings; the ability of the Company to manage its international operations and comply with foreign laws and regulations; the impact of fluctuations in foreign currency exchange rates; the possibility that the additional costs the Company will incur as a result of health care reform legislation may adversely affect the Company’s profit margins or the demand for the Company’s services; the possibility that the Company’s computer and communications hardware and software systems could be damaged or their service interrupted or the Company could experience a cybersecurity breach; and the possibility that the Company may fail to maintain adequate financial and management controls and as a result suffer errors in its financial reporting. Additionally, with respect to Protiviti, other risks and uncertainties include the fact that future success will depend on its ability to retain employees and attract clients; there can be no assurance that there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; failure to produce projected revenues could adversely affect financial results; and there is the possibility of involvement in litigation relating to prior or current transactions or activities. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results.

Executive Overview
The Company’s financial results during 2020 were affected by the economic crisis resulting from the COVID-19 pandemic, primarily in the Company’s staffing business. Annual service revenues reached $5.11 billion in 2020, a decrease of 15.9% from the prior year. Full-year 2020 net income decreased to $306 million and diluted net income per share decreased to $2.70. Both the temporary and consultant staffing segment and the permanent placement staffing segment experienced revenue declines, while revenue in the risk consulting and internal audit services segment increased 11.8% in 2020 compared to last year.
Demand for the Company’s contract and consulting staffing, permanent placement staffing, and risk consulting and internal audit services is largely dependent upon general economic and labor trends both domestically and abroad. Although COVID-19 continues to impact the global economy, the Company has prioritized the health and safety of its employees, and a majority of global staffing and Protiviti employees continue working remotely. The Company has maintained full operations even where physical locations have remained closed. We believe that the Company is well positioned to participate fully as broader economic growth returns. Despite continued general economic declines, there is still strong competition for skilled talent, which increases the Company’s value to clients.
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
Protiviti continued its record of multi-year double-digit revenue growth, with particular strength in its technology consulting practice, and it continues to benefit from multiple solutions offerings and pipeline, including particularly robust growth from the blended solutions with the Company’s temporary and consultant staffing operations.
The United States economic backdrop during 2020 was one of uncertainty as real gross domestic product (“GDP”) decreased 3.5% compared with an increase of 2.3% in 2019. The unemployment rate increased from 3.5% in December 2019, to a peak of 14.7% during April 2020, ending with 6.7% in December 2020.
We monitor various economic indicators and business trends in all of the countries in which we operate to anticipate demand for the Company’s services. We evaluate these trends to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends and productivity metrics. We have limited visibility into future revenues not only due to the dependence on macroeconomic conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, we typically assess headcount and other investments on at least a quarterly basis. As such, during 2020, we decreased headcount in our staffing lines of business but increased headcount in the Protiviti line of business when compared to prior year-end levels. We are focused on the productivity levels of tenured staff and believe we have aligned staffing levels to drive increased profitability.
Capital expenditures, including $33 million related to cloud computing implementations, in 2020 totaled $67 million, approximately 71% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s future growth opportunities. Capital expenditures for cloud computing implementation costs are included in cash flows from operating activities on the Company’s Consolidated Statements of Cash Flows. Capital expenditures also included amounts spent on tenant improvements and furniture and equipment in the Company’s leased offices. We currently expect that 2021 capitalized expenditures will range from $85 million to $95 million, of which $50 million to $60 million relates to software initiatives and technology infrastructure, including capitalized costs relating to the implementation of cloud computing arrangements.
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

The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. Valuation allowances of $24.1 million and $21.6 million were recorded as of December 31, 2020 and 2019, respectively. The valuation allowances recorded relate primarily to net operating losses in certain foreign operations. If such losses are ultimately utilized to offset future segment income, the Company will recognize a tax benefit up to the full amount of the related valuation reserve.
While management believes that its judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may materially affect the future financial results of the Company.

Recent Accounting Pronouncements
See Note B—“New Accounting Pronouncements” to the Company’s Consolidated Financial Statements included under
Part II—Item 8 of this report.
Results of Operations
Demand for the Company’s temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Because of the inherent difficulty in predicting economic trends, future demand for the Company’s services cannot be forecast with certainty. The Company’s investments in technology have allowed its internal staff to remain fully functional while working remotely during this pandemic. While uncertainty remains in the overall economic environment, we enter 2021 with renewed optimism about the Company’s positioning for future growth. We have retained our key staff and they are committed to driving our success as the backbone of our enterprise. Our technology investments have facilitated remote working models internally and, with the Company's advanced AI-driven capabilities, are providing clients with real-time choices of candidates from outside their local market area. Owing to its diversified solution offerings, Protiviti continues its record of multi-year double-digit revenue growth. The collaboration between Protiviti and staffing is at an all-time high.
The Company’s temporary and permanent staffing business conducts placement activities through 326 offices in 42 states, the District of Columbia and 17 foreign countries, while Protiviti has 62 offices in 23 states and 12 foreign countries.
The Company has changed its Consolidated Statements of Operations to separately present (income) loss from investments held in employee deferred compensation trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s deferred compensation obligation to employees changes accordingly. However, the value of the related investment trust assets also changes by an equal and offsetting amount, leaving no net cost to the Company. Under the new presentation, changes in the Company’s employee deferred compensation obligations remain in selling, general and administrative expenses or, in the case of risk consulting and internal audit services, costs of services. However, the offsetting changes in the investment trust assets will be presented separately below selling, general and administrative expenses. This does not change the previously reported levels of pre-tax or after-tax income or cash flow. Under the new presentation, we replaced the discussion of consolidated operating income with the non-GAAP measure of combined segment income. This is calculated as consolidated income before income taxes adjusted for net interest income and amortization of intangible assets, and is equal to the sum of segment income.
Non-GAAP Financial Measures
The financial results of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the SEC. To help readers understand the Company’s financial performance, the Company supplements its GAAP financial results with the following non-GAAP measures: as adjusted revenue growth rates and combined segment income.
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
Years ended December 31, 2020 and 2019
Revenues.    The Company’s revenues were $5.11 billion for the year ended December 31, 2020, decreasing by 15.9% compared to $6.07 billion for the year ended December 31, 2019. Revenues from foreign operations represented 22% of total revenues for both the years ended December 31, 2020 and 2019, respectively. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services. In 2020 revenues for the two staffing segments of the Company were down whereas revenue was up for the Company's risk consulting and internal audit segment when compared to 2019. The Company’s revenues for the year ended December 31, 2020 were adversely affected by the global stay-at-home orders, significant travel restrictions, and business closures which resulted in global economic disruptions. Revenue declines were experienced both domestically and internationally. Risk consulting and internal audit services continued to post strong growth rates. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing revenues were $3.48 billion for the year ended December 31, 2020, decreasing by 21.2% compared to revenues of $4.41 billion for the year ended December 31, 2019. Key drivers of temporary and consultant staffing revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. On an as adjusted basis, temporary and consultant staffing revenues decreased 21.5% for 2020, compared to 2019, due primarily to fewer hours worked by the Company’s engagement professionals, partially offset by a 6.4% increase in weighted average bill rates. In the U.S., 2020 revenues decreased 21.4% on an as reported basis and 21.7% on an as adjusted basis, compared to 2019. For the Company’s international operations, 2020 revenues decreased 20.4% on an as reported basis and decreased 20.6% on an as adjusted basis, compared to 2019.
Permanent placement staffing revenues were $370 million for the year ended December 31, 2020, decreasing by 30.6% compared to revenues of $533 million for the year ended December 31, 2019. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. On an as adjusted basis, permanent placement staffing revenues decreased 30.9% for 2020 compared to 2019, primarily driven by a decrease in number of placements. In the U.S., 2020 revenues decreased 31.7% on an as reported basis and 32.0% on an as adjusted basis, compared to 2019. For the Company’s international operations, 2020 revenues decreased 28.1% on an as reported basis, and decreased 28.3% on an as adjusted basis, compared to 2019. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consultant staffing and this is expected to continue.
Risk consulting and internal audit services revenues were $1.26 billion for the year ended December 31, 2020, increasing by 11.8% compared to revenues of $1.13 billion for the year ended December 31, 2019. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On an as adjusted basis, risk consulting and internal audit services revenues increased 11.0% for 2020 compared to 2019, driven primarily by an increase in billable hours. In the U.S., 2020 revenues increased 15.4% on an as reported basis, or 14.9% on an as adjusted basis, compared to 2019. For the Company’s international operations, 2020 revenues decreased 0.8% on an as reported basis, or decreased 2.3% on an as adjusted basis, compared to 2019.

A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the year ended December 31, 2020, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	-21.2%	-21.4%	-20.4%
Billing Days Impact	-0.4%	-0.3%	-0.5%
Currency Impact	0.1%	—	0.3%
As Adjusted	-21.5%	-21.7%	-20.6%
Permanent placement staffing
As Reported	-30.6%	-31.7%	-28.1%
Billing Days Impact	-0.4%	-0.3%	-0.5%
Currency Impact	0.1%	—	0.3%
As Adjusted	-30.9%	-32.0%	-28.3%
Risk consulting and internal audit services
As Reported	11.8%	15.4%	-0.8%
Billing Days Impact	-0.6%	-0.5%	-0.7%
Currency Impact	-0.2%	—	-0.8%
As Adjusted	11.0%	14.9%	-2.3%

Gross Margin.    The Company’s gross margin dollars were $2.01 billion for the year ended December 31, 2020, down 20.3% from $2.53 billion for the year ended December 31, 2019. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars for temporary and consultant staffing represent revenues less costs of services, which consist of payroll, payroll taxes and benefit costs for engagement professionals, and reimbursable expenses. The key drivers of gross margin are: i) pay-bill spreads, which represent the differential between wages paid to engagement professionals and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company’s client. Gross margin dollars for the Company’s temporary and consultant staffing division were $1.31 billion for the year ended December 31, 2020, down 21.7% from $1.68 billion for the year ended December 31, 2019. As a percentage of revenues, gross margin dollars for temporary and consultant staffing were 37.8% in 2020, down from 38.0% in 2019. This year-over-year decline in gross margin percentage was primarily attributable to lower conversion revenues.
Gross margin dollars for permanent placement staffing represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $369 million for the year ended December 31, 2020, down 30.6% from $532 million for the year ended December 31, 2019. Because reimbursable expenses for permanent placement staffing are de minimis, gross margin dollars are substantially explained by the decline in revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $330 million for the year ended December 31, 2020, up 4.8% from $315 million for the year ended December 31, 2019. Impacting gross margin is employee deferred compensation expense related to changes in the fair value of participants’ accounts of $12 million and $6 million for the years ended December 31, 2020 and 2019, respectively. Equal and offsetting amounts are included in income from investments held in employee deferred compensation trusts. As a percentage of revenues, gross margin dollars for risk consulting and internal audit services were 26.2% in 2020, down from 27.9% in 2019. The year-over-year decline in gross margin percentage was due primarily to a decline in staff utilization.

Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation and occupancy costs. The Company’s selling, general and administrative expenses were $1.67 billion for the year ended December 31, 2020, down 14.9% from $1.96 billion for the year ended December 31, 2019. As a percentage of revenues, the Company’s selling, general and administrative expenses were 32.6% in 2020, up slightly from 32.2% in 2019. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $1.13 billion for the year ended December 31, 2020, decreasing by 13.6% from $1.31 billion for the year ended December 31, 2019. This includes employee deferred compensation expense related to changes in the fair value of participants’ accounts of $57 million and $44 million for the years ended December 31, 2020 and 2019, respectively. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing were 32.6% in 2020, up from 29.7% in 2019 due primarily to negative leverage as revenues decreased as a result of economic conditions during the year and an increase in employee deferred compensation expense related to changes in the fair value of participants’ accounts.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $347 million for the year ended December 31, 2020, decreasing by 23.6% from $454 million for the year ended December 31, 2019. This includes employee deferred compensation expense related to changes in the fair value of participants’ accounts of $6 million and $5 million for the years ended December 31, 2020 and 2019, respectively. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 93.7% in 2020, up from 85.1% in 2019 due primarily to negative leverage as revenues decreased as a result of economic conditions during the year.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $186 million for the year ended December 31, 2020, decreasing by 3.4% from $193 million for the year ended December 31, 2019. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 14.8% in 2020, down from 17.1% in 2019. The decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to positive operating leverage resulting from increased revenue.
Income from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the
Company’s employee deferred compensation obligation to employees changes accordingly. Changes in the Company’s deferred compensation obligations noted above remain in selling, general and administrative or in the case of the Company’s risk consulting and internal audit services division, costs of services. The value of the related investment trust assets also changes by the equal and offsetting amount, leaving no net costs to the Company. The Company’s income from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments. The Company’s income from investments held in employee deferred compensation trusts was $75 million and $55 million for the years ended December 31, 2020 and 2019, respectively. The increase in income from trust investments was due to positive market returns in 2020.
Income before income taxes and Segment income. The Company’s total income before income taxes was $422 million, or 8.3% of revenues, for the year ended December 31, 2020, down from $626 million, or 10.3% of revenues, for the year ended December 31, 2019. Combined segment income was $422 million, or 8.3% of revenues, for the year ended December 31, 2020, down from $622 million, or 10.2% of revenues, for the year ended December 31, 2019.

The following table provides a reconciliation of the reported income before income taxes to the non-GAAP combined segment income for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Income before income taxes	$421,882	$625,515
Interest income, net	(1,343)	(5,125)
Amortization of intangible assets	1,219	1,361
Combined segment income	$421,758	$621,751

For the Company’s temporary and consultant staffing division, segment income was $237 million, or 6.8% of applicable revenues, down from segment income of $410 million, or 9.3% of applicable revenues, in 2019. For the Company’s permanent placement staffing division, segment income was $29 million, or 7.8% of applicable revenues, down from segment income of $84 million, or 15.7% of applicable revenues, in 2019. For the Company’s risk consulting and internal audit services division, segment income was $156 million, or 12.3% of applicable revenues, up from segment income of $128 million, or 11.3% of applicable revenues, in 2019.
Provision for income taxes.    The provision for income taxes was 27.4% for both the years ended December 31, 2020 and 2019, respectively.
Years ended December 31, 2019 and 2018
A complete discussion of changes regarding our financial condition and results of operations for the year ended December 31, 2019, compared to the year ended December 31, 2018, can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 14, 2020, which is available free of charge on the SEC’s website at www.sec.gov and at www.roberthalf.com/investor-center.
Change in Presentation. In 2020 the Company changed its Consolidated Statements of Operations to separately present (income) loss from investments held in employee deferred compensation trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s deferred compensation obligation to employees changes accordingly. However, the value of the related investment trust assets also changes by an equal and offsetting amount, leaving no net cost to the Company. Under the new presentation, changes in the Company’s employee deferred compensation obligations remain in selling, general and administrative expenses or, in the case of risk consulting and internal audit services, costs of services. However, the offsetting changes in the investment trust assets are presented separately below selling, general and administrative expenses. This does not change the previously reported levels of pre-tax or after-tax income or cash flow. Under the new presentation, we replaced the discussion of consolidated operating income with the non-GAAP measure of combined segment income. This is calculated as consolidated income before income taxes adjusted for net interest income and amortization of intangible assets, and is equal to the sum of segment income.
Discussions regarding financial conditions and results of operations for the year ended December 31, 2019, compared to the year ended December 31, 2018, which were impacted by this change in presentation are presented herein.
Gross Margin.    The Company’s gross margin dollars were $2.53 billion for the year ended December 31, 2019, up 4.7% from $2.41 billion for the year ended December 31, 2018. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars for risk consulting and internal audit services represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $315 million for the year ended December 31, 2019, up 16.6% from $270 million for the year ended December 31, 2018. Impacting gross margin is deferred compensation expense related to changes in the fair value of participants’ accounts of $6 million and ($1 million) for the years ended December 31, 2019 and 2018, respectively. Equal and offsetting amounts are included in (income) loss from investments held in employee deferred compensation trusts. As a percentage of revenues, gross margin dollars for risk consulting and internal audit services were 27.9% in 2019, down from 28.2% in 2018. The year-over-year deterioration in gross margin percentage was due primarily to an increase in deferred compensation expense related to changes in the fair value of participants’ accounts partially offset by improved staff utilization.
Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation and occupancy costs. The Company’s selling, general and administrative expenses were $1.96 billion for the year ended December 31, 2019, up 8.2% from $1.81 billion for the year ended December 31, 2018. As a percentage of revenues, the Company’s selling, general and administrative expenses were 32.2% for the year ended December 31, 2019, and 31.2% for the year ended 2018. Contributing factors for each reportable segment are discussed below in further detail.

Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $1.31 billion for the year ended December 31, 2019, increasing by 7.9% from $1.22 billion for the year ended December 31, 2018. This includes deferred compensation expense related to changes in the fair value of participants’ accounts of $44 million and ($9 million) for the years ended December 31, 2019 and 2018, respectively. Equal and offsetting amounts are included in (income) loss from investments held in employee deferred compensation trusts. As a percentage of revenues, selling, general and administrative expenses for temporary and consultant staffing were 29.7% in 2019, up from 28.1% in 2018 due primarily to increased deferred compensation expense related to changes in the fair value of participants’ accounts and negative leverage resulting from the Company’s international operations.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $454 million for the year ended December 31, 2019, increasing by 8.3% from $419 million for the year ended December 31, 2018. This includes deferred compensation expense related to changes in the fair value of participants’ accounts of $5 million and ($1 million) for the years ended December 31, 2019 and 2018, respectively. Equal and offsetting amounts are included in (income) loss from investments held in employee deferred compensation trusts. As a percentage of revenues, selling, general and administrative expenses for permanent placement staffing services were 85.1% in 2019, up from 81.9% in 2018 due primarily to increased deferred compensation expense related to changes in the fair value of participants’ accounts and negative leverage resulting from the Company’s international operations.
(Income) loss from Investments Held in Employee Deferred Compensation Trusts.    Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s deferred compensation obligation to employees changes accordingly. Changes in the Company’s deferred compensation obligations remain in selling, general and administrative expenses or, in the case of risk consulting and internal audit services, costs of services. The value of the related investment trust assets also changes by an equal and offsetting amount, leaving no net cost to the Company. The Company’s (income) loss from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments. The Company’s (income) loss from investments held in employee deferred compensation trusts was ($55 million) for the year ended December 31, 2019, and $11 million for the year ended December 31, 2018. The higher 2019 income from trust investments was due to positive market returns in 2019.
Income before income taxes and Segment income.    The Company’s total income before income taxes was $626 million, or 10.3% of revenues, for the year ended December 31, 2019, up 5.7% from $592 million, or 10.2% of revenues, for the year ended December 31, 2018. Combined segment income was $622 million, or 10.2% of revenues, for the year ended December 31, 2019, up 5.6% from $589 million, or 10.2% of revenues, for the year ended December 31, 2018.
The following table provides a reconciliation of the reported income before income taxes to the non-GAAP combined segment income for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018

Income before income taxes	$625,515	$591,602
Interest income, net	(5,125)	(4,382)
Amortization of intangible assets	1,361	1,705
Combined segment income	$621,751	$588,925

For the Company’s temporary and consultant staffing division, segment income was $410 million, or 9.3% of applicable revenues, for the year ended December 31, 2019, up from $405 million, or 9.3% of applicable revenues, for the year ended December 31, 2018. For the Company’s permanent placement staffing division, segment income was $84 million, or 15.7% of applicable revenues for the year ended December 31, 2019, down from segment income of $91 million, or 17.7% of applicable revenues, for the year ended December 31, 2018. For the Company’s risk consulting and internal audit services division, segment income was $128 million, or 11.3% of applicable revenues, for the year ended December 31, 2019, up from segment income of $93 million, or 9.7% of applicable revenues, for the year ended December 31, 2018.

Liquidity and Capital Resources
The change in the Company’s liquidity during the years ended December 31, 2020 and 2019, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, investment in employee deferred compensation trusts, net of redemptions from employee deferred compensation trusts, repurchases of common stock, and payment of dividends.
Cash and cash equivalents were $574 million and $270 million at December 31, 2020 and 2019, respectively. Operating activities provided $597 million during the year ended December 31, 2020, in addition to $9 million generated from investing activities offset by $315 million of net cash used in financing activities. Operating activities provided $520 million during the year ended December 31, 2019, offset by $102 million and $423 million of net cash used in investing activities and financing activities, respectively.
Operating activities—Net cash provided by operating activities for the year ended December 31, 2020, was $597 million. This was composed of net income of $306 million adjusted upward for non-cash items and changes in working capital of $59 million and $232 million, respectively. Net cash provided by operating activities for the year ended December 31, 2019, was $520 million. This was composed of net income of $454 million adjusted upward for non-cash items of $74 million offset by net cash used by changes in working capital of $8 million.
Investing activities—Net cash provided by investing activities for the year ended December 31, 2020, was $9 million. This was composed of proceeds from employee deferred compensation trust redemptions of $123 million, largely offset by capital expenditures of $33 million, investments in employee deferred compensation trusts of $65 million and $16 million cash paid for an acquisition. Cash used in investing activities for the year ended December 31, 2019, was $102 million. This was primarily composed of capital expenditures of $59 million and investments in employee deferred compensation plans of $72 million, offset by employee deferred compensation trust redemptions of $29 million.
Financing activities—Cash used in financing activities for the year ended December 31, 2020, was $315 million. This included repurchases of $159 million in common stock and $156 million in dividends paid to stockholders. Cash used in financing activities for the year ended December 31, 2019, was $423 million. This included repurchases of $277 million in common stock and $146 million in dividends paid to stockholders.
As of December 31, 2020, the Company is authorized to repurchase, from time to time, up to 9.9 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the years ended December 31, 2020 and 2019, the Company repurchased approximately 2.5 million shares and 4.3 million shares of common stock on the open market for a total cost of $138 million and $250 million, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. During the years ended December 31, 2020 and 2019, such repurchases totaled approximately 0.4 million shares and 0.4 million shares at a cost of $17 million and $22 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital at December 31, 2020, included $574 million in cash and cash equivalents and $714 million in accounts receivable, both of which will be a significant source of ongoing liquidity and financial resilience. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
We have limited visibility into future cash flows as the Company’s revenues are dependent on macroeconomic conditions. As a result of continued economic disruptions, we have continued to control costs during the year. We have been focused on maintaining low travel and events costs, as well as managing headcount. This cost management, coupled with a talented and driven team that is backed by our industry-leading technology, positions us to fully participate in the economic recovery. In addition, the Company’s variable direct costs related to its temporary and consultant staffing business will largely fluctuate in relation to its revenues.
In May 2020, the Company entered into a new $100 million unsecured revolving credit facility (the “364-Day Credit Agreement”). Borrowings under the 364-Day Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the LIBOR plus an applicable margin. The 364-Day Credit Agreement is subject to certain financial covenants and the Company was in compliance with these covenants as of December 31, 2020. There were no borrowings under the 364-Day Credit Agreement as of December 31, 2020.
On February 11, 2021, the Company announced a quarterly dividend of $.38 per share to be paid to all shareholders of record on February 25, 2021. The dividend will be paid on March 15, 2021.

The Company’s cash flows generated from operations are also the primary source for funding various contractual obligations. The table below summarizes the Company’s major commitments as of December 31, 2020 (in thousands):

	Payments due by period
Contractual Obligations	2021	2022 and 2023	2024 and 2025	Thereafter	Total
Debt obligations	$252	$—	$—	$—	$252
Operating lease obligations	78,303	122,061	73,582	28,727	302,673
Purchase obligations	80,161	23,892	4,049	7,233	115,335
Other liabilities	1,436	1,162	2,813	13,518	18,929
Total	$160,152	$147,115	$80,444	$49,478	$437,189
Debt obligations consist of promissory notes and related interest issued in connection with certain acquisitions and other payment obligations. Operating lease obligations consist of undiscounted minimum rental commitments for 2021 and thereafter under non-cancelable lease contracts executed as of December 31, 2020. Purchase obligations consist of purchase commitments primarily related to telecom service agreements, software subscriptions, and computer hardware and software maintenance agreements. Other liabilities consist of asset retirement and deferred compensation obligations.

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
For the year ended December 31, 2020, approximately 22% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, and Australian dollar have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.
During 2020, the U.S. dollar fluctuated and strengthened against the Canadian dollar and Australian dollar but weakened against the British pound and Euro, compared to one year ago. Currency exchange rates had the effect of decreasing reported service revenues by $1.6 million, or less than 0.1%, in 2020 compared to prior year. The general fluctuation of the U.S. dollar also affected the reported level of expenses incurred in the Company’s foreign operations. Because substantially all of the Company’s foreign operations generated revenues and incurred expenses within the same country and currency, the effect of lower reported revenues is largely offset by the decrease in reported operating expenses. Reported net income was $0.9 million, or 0.2%, lower in the year ended December 31, 2020, compared to prior year due to the effect of currency exchange rates.
For the one month ended January 31, 2021, the U.S. dollar has strengthened against the Euro, Canadian dollar, and Australian dollar and weakened against the British pound, since December 31, 2020. If currency exchange rates were to remain at January 2021 levels throughout 2021, the currency impact on the Company’s full-year reported revenues and operating expenses would be nearly flat compared to full year 2020 results. Should current trends continue, the impact on reported net income would be immaterial.
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

Item 8. Financial Statements and Supplementary Data
ROBERT HALF INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share amounts)

	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$574,426	$270,478
Accounts receivable, net	714,163	832,797
Employee deferred compensation trust assets	406,634	398,442
Other current assets	147,515	127,132
Total current assets	1,842,738	1,628,849
Property and equipment, net	109,817	128,385
Right-of-use assets	262,688	241,029
Other intangible assets, net	5,594	1,752
Goodwill	223,055	210,364
Noncurrent deferred income taxes	113,532	101,029
Total assets	$2,557,424	$2,311,408
LIABILITIES
Accounts payable and accrued expenses	$130,770	$123,841
Accrued payroll and benefit costs	397,877	322,404
Employee deferred compensation plan obligations	435,121	421,198
Income taxes payable	4,015	1,623
Notes payable, current	239	218
Current operating lease liabilities	78,604	71,408
Total current liabilities	1,046,626	940,692
Notes payable, less current portion	—	239
Noncurrent operating lease liabilities	223,869	201,961
Other liabilities	81,640	24,833
Total liabilities	1,352,135	1,167,725
Commitments and Contingencies (Note L)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 260,000,000 shares; issued and outstanding 113,127,501 and 115,120,404 shares	113	115
Additional paid-in capital	1,179,972	1,127,487
Accumulated other comprehensive income (loss)	(4,732)	(19,986)
Retained earnings	29,936	36,067
Total stockholders’ equity	1,205,289	1,143,683
Total liabilities and stockholders’ equity	$2,557,424	$2,311,408

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Service revenues	$5,109,000	$6,074,432	$5,800,271
Costs of services	3,096,389	3,549,303	3,389,259
Gross margin	2,012,611	2,525,129	2,411,012
Selling, general and administrative expenses	1,666,041	1,958,295	1,810,601
(Income) loss from investments held in employee deferred compensation trusts (which is completely offset by related costs and expenses - Notes A & I)	(75,188)	(54,917)	11,486
Amortization of intangible assets	1,219	1,361	1,705
Interest income, net	(1,343)	(5,125)	(4,382)
Income before income taxes	421,882	625,515	591,602
Provision for income taxes	115,606	171,082	157,314
Net income	$306,276	$454,433	$434,288

Net income per share:
Basic	$2.72	$3.93	$3.60
Diluted	$2.70	$3.90	$3.57
Shares:
Basic	112,729	115,656	120,513
Diluted	113,318	116,411	121,602
Dividends declared per share	$1.36	$1.24	$1.12

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2020	2019	2018
COMPREHENSIVE INCOME (LOSS):
Net income	$306,276	$454,433	$434,288
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	18,973	(1,553)	(19,616)
Foreign defined benefit plans, net of tax	(3,719)	(2,324)	—
Total other comprehensive income (loss)	15,254	(3,877)	(19,616)
Total comprehensive income (loss)	$321,530	$450,556	$414,672

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2017	124,261	$124	$1,064,601	$3,507	$37,033	$1,105,265
Net income	—	—	—	—	434,288	434,288
Other comprehensive income (loss)	—	—	—	(19,616)	—	(19,616)
Dividends declared ($1.12 per share)	—	—	(30,365)	—	(106,459)	(136,824)
Net issuances of restricted stock	666	1	(1)	—	—	—
Stock-based compensation	—	—	44,953	—	—	44,953
Repurchases of common stock	(5,849)	(6)	—	—	(364,862)	(364,868)
Balance at December 31, 2018	119,078	$119	$1,079,188	$(16,109)	$—	$1,063,198

Net income	—	—	—	—	454,433	454,433
Other comprehensive income (loss)	—	—	—	(3,877)	—	(3,877)
Dividends declared ($1.24 per share)	—	—	—	—	(145,726)	(145,726)
Net issuances of restricted stock	647	1	(1)	—	—	—
Stock-based compensation	—	—	48,300	—	—	48,300
Repurchases of common stock	(4,605)	(5)	—	—	(272,640)	(272,645)
Balance at December 31, 2019	115,120	$115	$1,127,487	$(19,986)	$36,067	$1,143,683

Net income	—	—	—	—	306,276	306,276
Adoption of accounting pronouncement					(558)	(558)
Other comprehensive income (loss)	—	—	—	15,254	—	15,254
Dividends declared ($1.36 per share)	—	—	—	—	(156,045)	(156,045)
Net issuances of restricted stock	879	1	(1)	—	—	—
Stock-based compensation	—	—	52,486	—	—	52,486
Repurchases of common stock	(2,871)	(3)	—	—	(155,804)	(155,807)
Balance at December 31, 2020	113,128	$113	$1,179,972	$(4,732)	$29,936	$1,205,289

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$306,276	$454,433	$434,288
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	4,200	9,868	11,914
Depreciation	62,281	64,264	64,244
Amortization of cloud computing implementation costs	18,399	3,624	—
Amortization of intangible assets	1,219	1,361	1,705
Realized and unrealized (gains) losses from investments held in employee deferred compensation trusts	(66,866)	(44,492)	22,343
Stock-based compensation	52,486	48,300	44,953
Deferred income taxes	(13,146)	(9,473)	(15,885)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	127,740	(48,461)	(86,217)
Capitalized cloud computing implementation costs	(33,178)	(30,338)	—
Accounts payable and accrued expenses	1,098	(9,204)	32,428
Accrued payroll and benefit costs	119,231	17,705	13,845
Employee deferred compensation plan obligations	13,923	87,670	21,099
Income taxes payable	182	(18,798)	28,900
Other assets and liabilities, net	2,683	(6,830)	(1,295)
Net cash flows provided by operating activities	596,528	519,629	572,322

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33,377)	(59,464)	(42,484)
Investments in employee deferred compensation trusts	(64,351)	(71,432)	(69,716)
Proceeds from employee deferred compensation trust redemptions	123,025	28,758	23,691
Payments for acquisitions, net of cash acquired	(15,836)	—	—
Net cash flows provided by (used in) investing activities	9,461	(102,138)	(88,509)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(218)	(200)	(183)
Repurchases of common stock	(159,172)	(277,535)	(353,509)
Dividends paid	(155,935)	(145,631)	(136,423)
Net cash flows used in financing activities	(315,325)	(423,366)	(490,115)
Effect of exchange rate fluctuations	13,284	(226)	(11,872)
Change in cash and cash equivalents	303,948	(6,101)	(18,174)
Cash and cash equivalents at beginning of period	270,478	276,579	294,753
Cash and cash equivalents at end of period	$574,426	$270,478	$276,579

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$577	$232	$233
Income taxes, net of refunds	$128,321	$191,522	$137,147
Non-cash items:
Stock repurchases awaiting settlement	$3,104	$6,469	$11,359
Fund exchanges within employee deferred compensation trusts	$208,055	$41,648	$79,300

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Summary of Significant Accounting Policies
Nature of Operations.    Robert Half International Inc. (the “Company”) provides specialized staffing and risk consulting services through such divisions as Accountemps®, Robert Half® Finance & Accounting, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group®, and Protiviti®. The Company, through its Accountemps, Robert Half Finance & Accounting, and Robert Half Management Resources divisions, is a specialized provider of contract, full-time, and senior-level project professionals in the fields of accounting and finance. OfficeTeam specializes in highly skilled contract administrative support professionals. Robert Half Technology provides project and full-time technology professionals. Robert Half Legal provides contract, project, and full-time staffing of lawyers, paralegals and legal support personnel. The Creative Group provides interactive, design, marketing, advertising and public relations professionals. Protiviti is a global consulting firm that helps companies solve problems in finance, technology, operations, data, analytics, governance, risk and internal audit. Revenues are predominantly derived from specialized staffing services. The Company operates in North America, South America, Europe, Asia and Australia. The Company is a Delaware corporation.
Basis of Presentation.    The Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current presentation.
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
Advertising Costs.    The Company expenses all advertising costs as incurred. Advertising costs were $37.2 million, $54.3 million, and $52.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Income) loss from investments held in employee deferred compensation trusts. The Company has changed its Consolidated Statements of Operations to separately present (income) loss from investments held in employee deferred compensation trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s deferred compensation obligation to employees changes accordingly. Changes in the Company’s deferred compensation obligations remain in selling, general and administrative expenses or, in the case of risk consulting and internal audit services, costs of services. The value of the related investment trust assets also changes by an equal and offsetting amount, leaving no net cost to the Company. The Company’s (income) loss from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments. Such amounts were previously presented as a component of selling, general and administrative expenses, or, in the case of risk consulting and internal audit services, costs of services. Reclassifications have been made to prior year’s consolidated financial statements to conform to the current presentation.
The following table presents the Company’s (income) loss from investments held in employee deferred compensation trusts (in thousands):

	Year Ended December 31,
	2020	2019	2018
Dividend income	$(8,322)	$(10,425)	$(10,857)
Realized and unrealized (gains) losses	(66,866)	(44,492)	22,343
	$(75,188)	$(54,917)	$11,486
Comprehensive Income (Loss).    Comprehensive income (loss) includes net income and certain other items that are recorded directly to stockholders’ equity. The Company’s only sources of other comprehensive income (loss) are foreign currency translation and foreign defined benefit plan adjustments.
Cash and Cash Equivalents.     The Company considers all highly liquid investments with a maturity at the date of purchase of three months or less as cash equivalents. This includes money market funds that meet the requirements to be treated as cash equivalents. However, money market funds held in investment trusts that are being used as investments to satisfy the Company’s obligations under its employee deferred compensation plans are treated as investments and are included in employee deferred compensation trust assets on the Consolidated Statements of Financial Position.
Fair Value of Financial Instruments. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market to measure fair value, summarized as follows:
Level 1: observable inputs for identical assets or liabilities, such as quoted prices in active markets
Level 2: inputs other than the quoted prices in active markets that are observable either directly or indirectly
Level 3: unobservable inputs in which there is little or no market data, which requires management’s best estimates and assumptions that market participants would use in pricing the asset or liability
The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates fair value because of their short-term nature. The Company holds mutual funds and money market funds to satisfy its obligations under its employee deferred compensation plans, which are carried at fair value based on quoted market prices in active markets for identical assets (level 1).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the composition of the underlying assets which comprise the Company’s deferred compensation trust assets (in thousands):

	Fair Value Measurements Using
	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$69,681	$69,681	—	—
Mutual funds - bond	27,282	27,282	—	—
Mutual funds - stock	234,667	234,667	—	—
Mutual funds - blend	75,004	75,004	—	—
	$406,634	$406,634	—	—

	Fair Value Measurements Using
	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$141,295	$141,295	—	—
Mutual funds - bond	28,451	28,451	—	—
Mutual funds - stock	170,469	170,469	—	—
Mutual funds - blend	58,227	58,227	—	—
	$398,442	$398,442	—	—
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
The following table sets forth the activity in the allowance for credit losses from December 31, 2019, through December 31, 2020 (in thousands):

Allowance for Credit Losses
Balance as of December 31, 2019	$22,885
Adoption of accounting pronouncement	558
Balance as of January 1, 2020	$23,443
Charges to expense	4,200
Deductions	(7,906)
Other, including translation adjustments	(120)
Balance as of December 31, 2020	$19,617

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment.    Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the following useful lives:

Computer hardware	2 to 3 years
Computer software	2 to 3 years
Furniture and equipment	3 to 5 years
Leasehold improvements	Term of lease
Internal-use Software.    The Company capitalizes direct costs incurred in the development of internal-use software. Cloud computing implementation costs incurred in hosting arrangements are capitalized and reported as a component of other assets. All other internal-use software development costs are capitalized and reported as a component of computer software within property and equipment on the Consolidated Statements of Financial Position. Capitalized internal-use software development costs were $40.6 million, $35.6 million, and $3.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Leases.    The Company determines if a contractual arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and noncurrent operating lease liabilities on the Company’s Consolidated Statements of Financial Position. The Company does not currently have finance leases.
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
Goodwill and Intangible Assets.    Goodwill and intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. Identifiable intangible assets are amortized over their useful lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment assessment as of June 30 in each of the years ended December 31, 2020, 2019, and 2018, and determined that no adjustment to the carrying value of goodwill was required. There were no events or changes in circumstances during the six months ended December 31, 2020, that caused the Company to perform an interim impairment assessment.
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

The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. Valuation allowances of $24.1 million and $21.6 million were recorded as of December 31, 2020 and 2019, respectively. The valuation allowances recorded related primarily to net operating losses in certain foreign operations. If such losses are ultimately utilized to offset future segment income, the Company will recognize a tax benefit up to the full amount of the valuation reserve.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Workers’ Compensation.    Except for states which require participation in state-operated insurance funds, the Company retains the economic burden for the first $0.5 million per occurrence in workers’ compensation claims. Workers’ compensation includes the ongoing medical and indemnity costs for claims filed, which may be paid over numerous years following the date of injury. Claims in excess of $0.5 million are insured. Workers’ compensation expense includes the insurance premiums for claims in excess of $0.5 million, claims administration fees charged by the Company’s workers’ compensation administrator, premiums paid to state-operated insurance funds, and an estimate for the Company’s liability for Incurred But Not Reported (“IBNR”) claims and for the ongoing development of existing claims.

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
Foreign Currency Translation.    The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of the Company’s foreign subsidiaries is their local currency. The results of operations of the Company’s foreign subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company’s foreign subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within Stockholders’ Equity. Gains and losses resulting from foreign currency transactions are included as a component of selling, general and administrative expenses in the Consolidated Statements of Operations, and have not been material for all periods presented.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B—New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Current Expected Credit Losses Model. In June 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. The new guidance was effective for interim and annual reporting periods beginning after December 15, 2019. The Company adopted the new guidance prospectively as of January 1, 2020, and the impact of adoption was not material to its financial statements.
Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued authoritative guidance to simplify the goodwill impairment testing process. The new standard eliminates Step 2 of the goodwill impairment test. If a company determines in Step 1 of the goodwill impairment test that the carrying value of goodwill is greater than the fair value, an impairment in that amount should be recorded to the income statement, rather than proceeding to Step 2. The new guidance was effective for the Company for fiscal years beginning after December 15, 2019, although early adoption was permitted. The Company adopted the new guidance prospectively as of January 1, 2020, and the impact of adoption was not material to its financial statements.
Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The application of this guidance did not have a material impact on the Company's financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
None

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table presents the Company’s revenues disaggregated by line of business (in thousands):

	Year Ended December 31,
	2020	2019	2018
Accountemps	$1,558,024	$1,985,221	$1,941,544
OfficeTeam	764,947	1,040,755	1,065,427
Robert Half Technology	695,418	765,831	717,166
Robert Half Management Resources	698,942	792,757	738,810
Elimination of intersegment revenues (a)	(239,996)	(172,439)	(132,381)
Temporary and consultant staffing	3,477,335	4,412,125	4,330,566
Permanent placement staffing	370,109	533,432	511,989
Risk consulting and internal audit services	1,261,556	1,128,875	957,716
Service revenues	$5,109,000	$6,074,432	$5,800,271

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

Contracts with multiple performance obligations are recognized as performance obligations are delivered, and contract value is allocated based on relative stand-alone selling values of the services and products in the arrangement. As of December 31, 2020, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $134.9 million. Of this amount, $123.6 million is expected to be recognized within the next twelve months. As of December 31, 2019, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $81.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract liabilities are recorded when cash payments are received or due in advance of performance and are reflected in accounts payable and accrued expenses on the Consolidated Statements of Financial Position. The following table sets forth the activity in contract liabilities from January 1, 2018 through December 31, 2020 (in thousands):

Contract
Liabilities
Balance as of January 1, 2018	$9,003
Payments in advance of satisfaction of performance obligations	12,170
Revenue recognized	(10,542)
Other, including translation adjustments	2,366
Balance as of December 31, 2018	$12,997
Payments in advance of satisfaction of performance obligations	13,030
Revenue recognized	(12,072)
Other, including translation adjustments	(1,007)
Balance as of December 31, 2019	$12,948
Payments in advance of satisfaction of performance obligations	25,614
Revenue recognized	(20,687)
Other, including translation adjustments	377
Balance as of December 31, 2020	$18,252

Note D—Other Current Assets
Other current assets consisted of the following (in thousands):

	December 31,
	2020	2019
Prepaid expenses	$97,674	$84,364
Other	49,841	42,768
Other current assets	$147,515	$127,132

Note E—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	December 31,
	2020	2019
Computer hardware	$159,180	$164,547
Computer software	250,585	291,681
Furniture and equipment	91,112	88,136
Leasehold improvements	164,807	150,644
Property and equipment, cost	665,684	695,008
Accumulated depreciation	(555,867)	(566,623)
Property and equipment, net	$109,817	$128,385

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note F—Leases
The Company has operating leases for corporate and field offices, and certain equipment. The Company’s leases have remaining lease terms of 1 month to 9 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year. Operating lease expense was $81.5 million and $77.7 million for the years ended December 31, 2020, and 2019, respectively. Rental expense, primarily for offices premises, was $89.4 million for the year ended December 31, 2018.
Supplemental cash flow information related to leases consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for operating lease liabilities	$84,569	$78,152
Right-of-use assets obtained in exchange for new operating lease liabilities	37,786	32,170
Supplemental balance sheet information related to leases consisted of the following:

	December 31,
	2020	2019
Weighted average remaining lease term for operating leases	4.5 years	4.8 years
Weighted average discount rate for operating leases	2.6%	3.0%

Future minimum lease payments under non-cancellable leases as of December 31, 2020, were as follows (in thousands):

2021	$84,849
2022	71,119
2023	59,211
2024	47,478
2025	29,173
Thereafter	29,440
Less: Imputed interest	(18,797)
Present value of operating lease liabilities (a)	$302,473
(a) Includes current portion of $78.6 million for operating leases.

As of December 31, 2020, the Company had no material future minimum lease obligations that had not yet commenced.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note G—Goodwill
The following table sets forth the activity in goodwill from December 31, 2018, through December 31, 2020 (in thousands):

	Goodwill
	Temporary and consultant staffing	Permanent placement staffing	Risk consulting and internal audit services	Total
Balance as of December 31, 2018	$134,067	$26,058	$49,833	$209,958
Foreign currency translation adjustments	143	39	224	406
Balance as of December 31, 2019	$134,210	$26,097	$50,057	$210,364
Acquisitions (a)	—	—	12,199	12,199
Foreign currency translation adjustments	301	83	108	492
Balance as of December 31, 2020	$134,511	$26,180	$62,364	$223,055
(a) In December 2020 the Company, through its wholly owned subsidiary Protiviti, acquired Identropy, Inc., an independent security consulting firm specializing in advisory, implementation and managed services for identity, access management and access governance solutions. As part of the acquisition, the Company recorded goodwill of $12.2 million within its risk consulting and internal audit services segment.
Note H—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	December 31,
	2020	2019
Payroll and benefits	311,169	280,918
Payroll taxes	67,712	21,831
Workers’ compensation	18,996	19,655
Accrued payroll and benefit costs	$397,877	$322,404
The Company, under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, deferred paying $102.2 million of applicable payroll taxes as of December 31, 2020, of which $51.1 million is expected to be paid during the next 12 months and is included in accrued payroll and benefit costs and the remaining $51.1 million is included in other liabilities on the Consolidated Statements of Financial Position.
Note I—Employee Deferred Compensation Plan Obligations
The Company provides various qualified defined contribution 401(k) plans covering eligible employees. The plans offer a savings feature with the Company matching employee contributions. Assets of this plan are held by an independent trustee for the sole benefit of participating employees. Nonqualified plans are provided for employees not eligible for the qualified plans. These plans include provisions for salary deferrals and Company matching and discretionary contributions. The asset value of the nonqualified plans was $406.6 million and $398.4 million as of December 31, 2020 and 2019, respectively. The Company holds these assets to satisfy the Company’s liabilities under its employee deferred compensation plans.
The liability value for the nonqualified plans was $435.1 million and $421.2 million as of December 31, 2020 and 2019, respectively.
Deferred compensation plan and other benefits related to the Company’s executive chairman was $91.8 million as of December 31, 2019, and was included in the liability value for the nonqualified plans. The Company paid out the full balance of this plan during the year ended December 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the Company’s compensation expense related to its qualified defined contribution plans and nonqualified plans (in thousands):

	Year Ended December 31,
	2020	2019	2018
Contribution expense	$42,092	$26,122	$24,184
Employee deferred compensation expense (income) related to changes in the fair value of trust assets	75,188	54,917	(11,486)
	$117,280	$81,039	$12,698
The Company has statutory defined contribution plans and defined benefit plans outside the U.S., which are not material.
Note J—Notes Payable
The Company has a promissory note payable with a balance of $0.2 million at December 31, 2020, and $0.5 million at December 31, 2019, which bears interest at a fixed interest rate of 9.0% per annum and will mature in October 2021.
The Company has an uncommitted letter of credit facility (the “facility”) of up to $35.0 million, which is available to cover the issuance of debt support standby letters of credit. The Company had used $17.0 million in debt support standby letters of credit as of December 31, 2020, and $16.8 million as of December 31, 2019. Of the debt support standby letters of credit outstanding, $16.8 million as of December 31, 2020, and $16.3 million as of December 31, 2019, satisfies workers’ compensation insurer’s collateral requirements. There is a service fee of 1.5% on the used portion of the facility. The facility is subject to certain financial covenants and expires on August 31, 2021. The Company was in compliance with these covenants as of December 31, 2020. The Company intends to renew this facility prior to its August 31, 2021 expiration.
In May 2020 the Company entered into a new $100 million unsecured revolving credit facility (the “364-Day Credit Agreement”). Borrowings under the 364-Day Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the LIBOR plus an applicable margin. The 364-Day Credit Agreement is subject to certain financial covenants and the Company was in compliance with these covenants as of December 31, 2020. There were no borrowings under the 364-Day Credit Agreement as of December 31, 2020.
Note K—Income Taxes
The provision for income taxes for the years ended December 31, 2020, 2019 and 2018, consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$79,926	$107,699	$99,830
State	27,401	39,028	38,356
Foreign	20,018	33,227	35,007
Deferred:
Federal and state	(9,089)	(9,959)	(15,849)
Foreign	(2,650)	1,087	(30)
	$115,606	$171,082	$157,314
Income before the provision for income taxes for the years ended December 31, 2020, 2019 and 2018, consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$378,876	$545,695	$485,489
Foreign	43,006	79,820	106,113
	$421,882	$625,515	$591,602

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income taxes shown above varied from the statutory federal income tax rates for these periods as follows:

	Year Ended December 31,
	2020	2019	2018
Federal U.S. income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	4.9	4.9	4.7
Permanent book/tax differences	0.3	0.5	0.2
Compensation book/tax differences	1.3	0.6	0.4
Non-U.S. income taxed at different rates, net of foreign tax credits	1.7	2.1	2.0
Federal tax credits	(1.5)	(1.4)	(1.7)
Tax impact of uncertain tax positions	0.1	0.2	0.8
Tax effects of TCJA	—	—	0.4
Other, net	(0.4)	(0.5)	(1.2)
Effective tax rate	27.4%	27.4%	26.6%

The deferred portion of the tax (benefit) provision consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Accrued expenses, deducted for tax when paid	$(19,115)	$(17,797)	$(21,884)
Capitalized costs for books, deducted for tax	1,904	3,246	(4,832)
Depreciation	6,732	3,526	10,071
Other, net	(1,260)	2,153	766
	$(11,739)	$(8,872)	$(15,879)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the deferred income tax amounts at December 31, 2020 and 2019, were as follows (in thousands):

	December 31,
	2020	2019
Deferred Income Tax Assets
Employee deferred compensation and other benefit obligations	$102,478	$105,096
Deferred Payroll Taxes (CARES Act)	27,086	—
Credits and net operating loss carryforwards	30,651	25,130
Stock-based compensation	3,637	7,805
Allowance for credit losses	5,272	7,944
Workers’ compensation	3,774	3,929
Operating lease liabilities	59,249	51,932
Other	13,361	10,256
Total deferred income tax assets	245,508	212,092
Deferred Income Tax Liabilities
Amortization of intangible assets	(24,163)	(22,009)
Property and equipment basis differences	(25,555)	(16,981)
Right-of-use assets	(49,833)	(44,448)
Other	(8,922)	(7,278)
Total deferred income tax liabilities	(108,473)	(90,716)
Valuation allowance	(24,132)	(21,618)
Total deferred income tax assets, net	$112,903	$99,758
Credits and net operating loss carryforwards primarily include tax-effected net operating losses in foreign countries of $27.6 million that expire in 2021 and later; and California enterprise zone tax credits of $2.2 million that expire in 2023. Of the $2.2 million of California enterprise zone tax credits, the Company expects that it will utilize $0.7 million of these credits prior to expiration. Valuation allowances of $22.6 million have been maintained against net operating loss carryforwards and other deferred items in foreign countries. In addition, a valuation allowance of $1.5 million has been maintained against California enterprise zone tax credits.
As of December 31, 2020, the Company’s consolidated financial statements provide for any related U.S. tax liability on earnings of foreign subsidiaries that may be repatriated.
The following table reconciles the total amounts of gross unrecognized tax benefits from January 1, 2018 to December 31, 2020 (in thousands):

	December 31,
	2020	2019	2018
Balance at beginning of period	$9,354	$8,418	$2,886
Gross increases—tax positions in prior years	220	—	3,259
Gross decreases—tax positions in prior years	—	(760)	(8)
Gross increases—tax positions in current year	1,678	1,703	2,284
Settlements	—	(4)	—
Lapse of statute of limitations	(1,467)	(3)	(3)
Balance at end of period	$9,785	$9,354	$8,418
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $9.8 million, $9.3 million and $8.3 million or the years ended December 31, 2020, 2019 and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The total amount of interest and penalties accrued as of December 31, 2020 was $0.5 million, including less than $0.1 million increase recorded in income tax expense during the year. The total amount of interest and penalties accrued as of December 31, 2019 was $0.5 million, including a $0.2 million increase recorded in income tax expense during the year. The total amount of interest and penalties accrued as of December 31, 2018, was $0.3 million.
The Company does not believe it is reasonably possible that the settlement of tax uncertainties will occur within the next twelve months.
The Company’s major income tax jurisdictions are the United States, Australia, Belgium, Canada, France, Germany and the United Kingdom. For U.S. federal income tax, the Company remains subject to examination for 2017 and subsequent years. For major U.S. states, with few exceptions, the Company remains subject to examination for 2016 and subsequent years. Generally, for foreign countries, the Company remains subject to examination for 2013 and subsequent years.
Note L—Commitments and Contingencies
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note M—Stockholders’ Equity
Stock Repurchase Program.    As of December 31, 2020, the Company is authorized to repurchase, from time to time, up to 9.9 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the years ended December 31, 2020, 2019 and 2018, are reflected in the following table (in thousands):

	Year Ended December 31,
	2020	2019	2018
Common stock repurchased (in shares)	2,505	4,253	5,614
Common stock repurchased	$138,408	$250,154	$351,194
Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. The number and the cost of employee stock plan repurchases made during the years ended December 31, 2020, 2019 and 2018, are reflected in the following table (in thousands):

	Year Ended December 31,
	2020	2019	2018
Repurchases related to employee stock plans (in shares)	366	352	235
Repurchases related to employee stock plans	$17,399	$22,491	$13,674
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for each of the three years ended December 31, 2020, 2019 and 2018 (consisting of purchase of shares for the treasury) is presented in the Consolidated Statements of Stockholders’ Equity.
Dividends. The Company’s Board of Directors may at their discretion declare and pay cash dividends upon the shares of the Company’s stock either out of the Company’s retained earnings or additional paid-in capital. The dividends declared per share were $1.36, $1.24, and $1.12 during the years ended December 31, 2020, 2019 and 2018, respectively.
Repurchases of shares and issuances of dividends are applied first to the extent of retained earnings and any remaining amounts are applied to additional paid-in capital.
Note N—Stock Plans
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
During the year ended December 31, 2020, the Company granted performance shares to its executives in the form of restricted stock. The shares granted contain (1) a performance condition based on Return on Invested Capital (“ROIC”), and (2) a market condition based on Total Shareholder Return (“TSR”). The ROIC performance condition and the TSR market condition measure the Company’s performance against a peer group. Shares will be delivered at the end of a three year vesting, TSR and ROIC performance period based on the Company’s actual performance compared to the peer group. The ROIC performance condition is calculated first and has a range of possible outcomes of zero percent (0%) to one hundred fifty percent (150%). The TSR condition is considered a modifier of the ROIC performance condition. The range for the TSR condition is seventy-five percent (75%) to one hundred twenty-five percent (125%). The result calculated by multiplying the ROIC percentage by the TSR percentage is used to calculate the actual number of shares earned. The fair value of this award was determined using a Monte Carlo simulation with the following assumptions: a historical volatility of 26.44%, a 0% dividend yield, and a risk-free interest rate of 1.42%. The historical volatility was based on the most recent 2.88-year period for the Company and the components of the peer group. The stock price movements have been modeled such that the dividends are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

incorporated in the returns of each company’s stock, therefore the Monte Carlo simulation reflects a 0% dividend yield for each stock. The use of a 0% dividend yield is mathematically equivalent to including the dividends in the calculation of TSR. The risk-free interest rate is equal to the yield, as of the valuation date, of the zero-coupon U.S. Treasury bill that is commensurate with the remaining performance period.
Unrecognized compensation cost is expected to be recognized over the next four years. Total unrecognized compensation cost, net of estimated forfeitures, for restricted stock and stock units was $73.9 million, $71.6 million, and $65.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The following table reflects activity under all stock plans from December 31, 2017 through December 31, 2020, and the weighted average exercise prices (in thousands, except per share amounts):

	Non-Executive Officer Time Based Awards		Performance Based Awards with Market Conditions		Performance Based Awards without Market Conditions		Total Awards with Performance Condition
	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/ Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2017	1,160	$45.75	616	$56.76	330	$47.45	946	$53.51
Granted	533	$57.16	—	—	278	$56.83	278	$56.83
Restrictions lapsed	(568)	$47.62	(129)	$71.86	—	—	(129)	$71.86
Forfeited	(40)	$49.10	(129)	$71.86	—	—	(129)	$71.86
Outstanding, December 31, 2018	1,085	$50.24	358	$45.93	608	$51.74	966	$49.58
Granted	434	$66.66	236	$74.01	—	—	236	$74.01
Restrictions lapsed	(557)	$50.29	(338)	$45.93	—	—	(338)	$45.93
Forfeited	(15)	$53.85	(20)	$45.93	—	—	(20)	$45.93
Outstanding, December 31, 2019	947	$57.67	236	$74.01	608	$51.74	844	$57.97
Granted	625	$54.92	223	$66.86	70	$47.45	293	$62.22
Restrictions lapsed	(526)	$54.57	—	—	(400)	$47.45	(400)	$47.45
Forfeited	(26)	$58.37	—	—	—	—	—	—
Outstanding, December 31, 2020	1,020	$57.57	459	$70.53	278	$56.83	737	$65.36

The total fair value of shares vested was $46.2 million, $57.0 million, and $40.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
At December 31, 2020, the total number of available shares to grant under the plans (consisting of either restricted stock, stock units, stock appreciation rights or options to purchase common stock) was approximately 4.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note O—Net Income Per Share
The calculation of net income per share for the three years ended December 31, 2020, 2019 and 2018, are reflected in the following table (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018

Net income	$306,276	$454,433	$434,288
Basic:
Weighted average shares	112,729	115,656	120,513
Diluted:
Weighted average shares	112,729	115,656	120,513
Dilutive effect of potential common shares	589	755	1,089
Diluted weighted average shares	113,318	116,411	121,602
Net income per share:
Basic	$2.72	$3.93	$3.60
Diluted	$2.70	$3.90	$3.57
Potential common shares include the dilutive effect of unvested performance-based restricted stock, restricted stock which contains forfeitable rights to dividends, and stock units.
Note P—Business Segments
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of service revenues and segment income by reportable segment to consolidated results (in thousands):

	Year Ended December 31,
	2020	2019	2018
Service revenues
Temporary and consultant staffing	$3,477,335	$4,412,125	$4,330,566
Permanent placement staffing	370,109	533,432	511,989
Risk consulting and internal audit services	1,261,556	1,128,875	957,716
	$5,109,000	$6,074,432	$5,800,271
Segment income
Temporary and consultant staffing	$237,279	$410,153	$404,800
Permanent placement staffing	28,799	83,885	90,801
Risk consulting and internal audit services	155,680	127,713	93,324
Combined segment income	421,758	621,751	588,925
Amortization of intangible assets	1,219	1,361	1,705
Interest income, net	(1,343)	(5,125)	(4,382)
Income before income taxes	$421,882	$625,515	$591,602
Service revenues presented above are shown net of eliminations of intersegment revenues. Intersegment revenues between temporary and consultant staffing segment and risk consulting and internal audit services segment were $240.0 million $172.4 million and $132.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
The Company operates internationally, with operations in North America, South America, Europe, Asia and Australia. The following tables represent revenues and long-lived assets by geographic location (in thousands):

	Year Ended December 31,
	2020	2019	2018
Service revenues (a)
Domestic	$3,984,742	$4,708,715	$4,433,767
Foreign (b)	1,124,258	1,365,717	1,366,504
	$5,109,000	$6,074,432	$5,800,271

	December 31,
	2020	2019	2018
Property and equipment, net
Domestic	$88,117	$99,365	$96,169
Foreign	21,700	29,020	29,007
	$109,817	$128,385	$125,176

(a) There were no customers that accounted for more than 10% of the Company’s total service revenues in any year presented.
(b) No individual country represented more than 10% of revenues in any year presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note Q—Quarterly Financial Data (Unaudited)
The following tabulation shows certain quarterly financial data for 2020 and 2019 (in thousands, except per share amounts):

	Quarter
2020	One	Two	Three	Four
Service revenues	$1,506,691	$1,108,326	$1,189,897	$1,304,086
Gross margin	$614,388	$416,535	$467,346	$514,342
Income before income taxes	$131,763	$58,024	$102,510	$129,585
Net income	$89,915	$46,196	$75,749	$94,416
Basic net income per share	$.79	$.41	$.67	$.84
Diluted net income per share	$.79	$.41	$.67	$.84

	Quarter
2019	One	Two	Three	Four
Service revenues	$1,468,530	$1,516,385	$1,552,132	$1,537,385
Gross margin	$605,401	$636,589	$646,278	$636,861
Income before income taxes	$147,383	$160,103	$163,782	$154,247
Net income	$109,798	$114,612	$117,181	$112,842
Basic net income per share	$.94	$.98	$1.02	$.99
Diluted net income per share	$.93	$.98	$1.01	$.98

Note R—Subsequent Events
On February 11, 2021, the Company announced the following:

Quarterly dividend per share	$.38
Declaration date	February 11, 2021
Record date	February 25, 2021
Payment date	March 15, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Robert Half International Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedule listed in the index appearing under Item 15(a)(2), of Robert Half International Inc. and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Income taxes

As described in Notes A and K to the consolidated financial statements, the Company’s operations are subject to U.S. federal, state and local, and foreign income taxes. In establishing its deferred income tax assets and liabilities and its provision for income taxes, management makes judgments and interpretations based on the enacted tax laws that are applicable to its operations in various jurisdictions. Deferred tax assets and liabilities are measured and recorded using current enacted tax rates, which management expects will apply to taxable income in the years in which those temporary differences are recovered or settled. Management also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. In determining the realizability of its deferred tax assets, management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. As disclosed by management, the likelihood of a material change in the Company’s expected realization of its deferred tax assets is dependent on future taxable income and the effectiveness of its tax planning strategies in the various relevant jurisdictions. The Company recorded a provision for income taxes of $115.6 million for the year ended December 31, 2020 and net deferred income tax assets of $112.9 million including a valuation allowance of $24.1 million as of December 31, 2020.

The principal considerations for our determination that performing procedures relating to income taxes is a critical audit matter are the significant judgment and estimation by management when assessing current enacted tax laws and published tax guidance as it relates to determining the provision for income taxes as well as in assessing the realizability of its deferred income tax assets, specifically related to evaluating positive and negative evidence regarding past and future events, including operating results. This resulted in significant audit effort, judgment, and subjectivity in performing procedures and evaluating audit evidence over income taxes. The audit effort involved the use of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to income taxes, including management’s controls over the application of current enacted tax laws and published tax guidance and their impact to the current year provision, the establishment of deferred tax assets and liabilities, and the evaluation of the realizability of deferred tax assets. These procedures included (i) testing the provision for income taxes and the application of current enacted tax laws and published tax guidance, including the effective tax rate reconciliation, return to provision adjustments, and permanent and temporary differences, (ii) testing the underlying data used in establishing and measuring deferred tax assets and liabilities, and (iii) evaluating management’s assessment of the realizability of deferred tax assets by evaluating factors used in management’s assessment of positive and negative evidence regarding past and future events, including operating results and the related expected utilization of deferred tax assets. Professionals with specialized skill and knowledge were used to assist in the evaluation of the calculations, including application of relevant tax laws and published tax guidance.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 12, 2021

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
Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Item 9B. Other Information
None.

PART III
Except as provided below in this Part III, the information required by Items 10 through 14 of Part III is incorporated by reference from Item 1 of this Report and from the registrant’s Proxy Statement, under the captions “Nomination and Election of Directors,” “Beneficial Stock Ownership,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Corporate Governance,” “The Board and Committees” and “Independent Registered Public Accounting Firm” which Proxy Statement will be mailed to stockholders in connection with the registrant’s annual meeting of stockholders which is scheduled to be held in May 2021.

PART IV
Item 15.   Exhibits and Financial Statement Schedules

(a)1. Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Page(s)
Consolidated statements of financial position at December 31, 2020 and 2019	27
Consolidated statements of operations for the years ended December 31, 2020, 2019, and 2018	28
Consolidated statements of comprehensive income (loss) for the years ended December 31, 2020, 2019, and 2018	29
Consolidated statements of stockholders’ equity for the years ended December 31, 2020, 2019, and 2018	30
Consolidated statements of cash flows for the years ended December 31, 2020, 2019, and 2018	31
Notes to consolidated financial statements	32-50
Report of independent registered public accounting firm	51-53
Selected quarterly financial data for the years ended December 31, 2020 and 2019 are set forth in Note Q—Quarterly Financial Data (Unaudited) included in Item 8 of this report.	50

2. Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019, and 2018	63
Schedules I, III, IV and V have been omitted as they are not applicable.

3. Exhibits

Exhibit No.	Exhibit
3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

3.2	Amended and Restated By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K dated February 13, 2020.

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

*10.1	Form of Power of Attorney and Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.
*10.2
Employment Agreement between the Registrant and Harold M. Messmer, Jr., incorporated by reference to (i) Exhibit 10.(c) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1985(P), (ii) Exhibit 10.2(b) to Registrant’s Registration Statement on Form S-1 (No. 33-15171)(P), (iii) Exhibit 10.2(c) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987(P), (iv) Exhibit 10.2(d) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988(P), (v) Exhibit 28.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1990(P), (vi) Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991(P), (vii) Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993(P), (viii) Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, (ix) Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995, (x) Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, (xi) Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, (xii) Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, (xiii) Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, (xiv) Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, (xv) Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, (xvi) Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, (xvii) Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, (xviii) Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 7, 2019, and (xix) Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

*10.9
Senior Executive Retirement Plan, as amended and restated December 15, 2019, incorporated by reference to to Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Exhibit No.	Exhibit
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

*10.13
Stock Incentive Plan, as amended and restated, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Stock Incentive Plan, as amended and restated, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated May 22, 2019.

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

*10.16
Stock Incentive Plan—Form of Restricted Share Agreement for Outside Directors effective through October 28, 2020, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.

*10.17	Stock Incentive Plan—Form of Stock Option Agreement for Outside Directors, incorporated by reference to Exhibit 99.6 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

*10.18
Stock Incentive Plan—Form of Restricted Share Agreement for Executive Officers effective through October 28, 2020, incorporated by reference to Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

*10.19
Stock Incentive Plan – Form of Restricted Share Agreement for Executive Officers effective October 29, 2020, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020.

*10.20
Stock Incentive Plan – Form of Restricted Share Agreement for Independent Directors effective October 29, 2020, incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020.

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

ROBERT HALF INTERNATIONAL INC. (Registrant)

Date: February 12, 2021	By:	/s/ MICHAEL C. BUCKLEY
Michael C. Buckley Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 12, 2021	By:	/s/ HAROLD M. MESSMER, JR.
Harold M. Messmer, Jr. Executive Chairman of the Board, and a Director

Date: February 12, 2021	By:	/s/ M. KEITH WADDELL
M. Keith Waddell
President
Chief Executive Officer and a Director
(Principal Executive Officer)

Date: February 12, 2021	By:	/s/ JULIA L. CORONADO
Julia L. Coronado, Director

Date: February 12, 2021	By:	/s/ DIRK A. KEMPTHORNE
Dirk A. Kempthorne, Director

Date: February 12, 2021	By:	/s/ MARC H. MORIAL
Marc H. Morial, Director

Date: February 12, 2021	By:	/s/ BARBARA J. NOVOGRADAC
Barbara J. Novogradac, Director

Date: February 12, 2021	By:	/s/ ROBERT J. PACE
Robert J. Pace, Director

Date: February 12, 2021	By:	/s/ FREDERICK A. RICHMAN
Frederick A. Richman, Director

Date: February 12, 2021	By:	/s/ MICHAEL C. BUCKLEY
Michael C. Buckley Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Schedule II—Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period		Charged to Expenses	Deductions	Translation Adjustments	Balance at End of Period
Year Ended December 31, 2018
Allowance for doubtful accounts receivable	$23,682	(a)	11,914	(8,690)	772	$27,678
Deferred tax valuation allowance	$20,178		5,683	(2,599)	(190)	$23,072
Year Ended December 31, 2019
Allowance for doubtful accounts receivable	$27,678		9,868	(8,687)	(103)	$28,756
Deferred tax valuation allowance	$23,072		719	(2,154)	(19)	$21,618
Year Ended December 31, 2020
Allowance for credit losses	$23,443	(b)	4,200	(7,906)	(120)	$19,617
Deferred tax valuation allowance	$21,618		3,462	(2,333)	1,385	$24,132

(a)In accordance with its adoption of ASC 606 Revenue from Contracts with Customers, on January 1, 2018, the Company reclassified certain allowances that are now reflected as liabilities in the amount of $9.5 million.
(b)In accordance with its adoption of ASC 326 Current Expected Credit Losses Model, on January 1, 2020, the Company established allowances based on expected losses due to credit risk of its customers.