Form 10-Q
period 2021-03-31
ROBERT HALF INTERNATIONAL INC.
filed 2021-04-30
CIK 315213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 FORM 10-Q
______________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of March 31, 2021:
112,780,592 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$497,930	$574,426
Accounts receivable, net	799,673	714,163
Employee deferred compensation trust assets	424,037	406,634
Other current assets	152,280	147,515
Total current assets	1,873,920	1,842,738
Property and equipment, net	103,701	109,817
Right-of-use assets	248,612	262,688
Other intangible assets, net	4,997	5,594
Goodwill	223,046	223,055
Noncurrent deferred income taxes	110,893	113,532
Total assets	$2,565,169	$2,557,424
LIABILITIES
Accounts payable and accrued expenses	$121,686	$130,770
Accrued payroll and benefit costs	407,844	397,877
Employee deferred compensation plan obligations	437,707	435,121
Income taxes payable	29,957	4,015
Notes payable	181	239
Current operating lease liabilities	79,211	78,604
Total current liabilities	1,076,586	1,046,626
Noncurrent operating lease liabilities	208,194	223,869
Other liabilities	82,690	81,640
Total liabilities	1,367,470	1,352,135
Commitments and Contingencies (Note J)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 260,000,000 shares; issued and outstanding 112,681,758 shares and 113,127,501 shares	113	113
Additional paid-in capital	1,194,153	1,179,972
Accumulated other comprehensive income (loss)	(13,529)	(4,732)
Retained earnings	16,962	29,936
Total stockholders’ equity	1,197,699	1,205,289
Total liabilities and stockholders’ equity	$2,565,169	$2,557,424

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020

Service revenues	$1,398,380	$1,506,691
Costs of services	836,669	892,303
Gross margin	561,711	614,388
Selling, general and administrative expenses	423,062	442,868
(Income) loss from investments held in employee deferred compensation trusts (which is completely offset by related costs and expenses - Notes A & I)	(11,988)	40,376
Amortization of intangible assets	576	338
Interest income, net	(45)	(957)
Income before income taxes	150,106	131,763
Provision for income taxes	39,508	41,848
Net income	$110,598	$89,915

Net income per share:
Basic	$.99	$.79
Diluted	$.98	$.79

Shares:
Basic	111,424	113,187
Diluted	112,496	113,858
Dividends declared per share	$.38	$.34

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2021	2020
COMPREHENSIVE INCOME (LOSS):
Net income	$110,598	$89,915
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(8,837)	(13,700)
Foreign defined benefit plans, net of tax	40	—
Total other comprehensive income (loss)	(8,797)	(13,700)
Total comprehensive income (loss)	$101,801	$76,215

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2020	113,128	$113	$1,179,972	$(4,732)	$29,936	$1,205,289
Net income	—	—	—	—	110,598	110,598
Other comprehensive income (loss)	—	—	—	(8,797)	—	(8,797)
Dividends declared ($.38 per share)	—	—	—	—	(43,300)	(43,300)
Net issuances of restricted stock	602	1	(1)	—	—	—
Stock-based compensation	—	—	14,182	—	—	14,182
Repurchases of common stock	(1,048)	(1)	—	—	(80,272)	(80,273)
Balance at March 31, 2021	112,682	$113	$1,194,153	$(13,529)	$16,962	$1,197,699

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2019	115,120	$115	$1,127,487	$(19,986)	$36,067	$1,143,683
Net income	—	—	—	—	89,915	89,915
Adoption of accounting pronouncement	—	—	—	—	(558)	(558)
Other comprehensive income (loss)	—	—	—	(13,700)	—	(13,700)
Dividends declared ($.34 per share)	—	—	—	—	(39,441)	(39,441)
Net issuances of restricted stock	745	1	(1)	—	—	—
Stock-based compensation	—	—	13,525	—	—	13,525
Repurchases of common stock	(1,263)	(1)	—	—	(63,498)	(63,499)
Balance at March 31, 2020	114,602	$115	$1,141,011	$(33,686)	$22,485	$1,129,925

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$110,598	$89,915
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	3,157	4,690
Depreciation	13,962	15,913
Amortization of cloud computing implementation costs	9,957	3,288
Amortization of intangible assets	576	338
Realized and unrealized (gains) losses from investments held in employee deferred compensation trusts	(11,694)	40,781
Stock-based compensation	14,182	13,525
Deferred income taxes	2,584	12,022
Changes in operating assets and liabilities:
Accounts receivable	(95,024)	(36,700)
Capitalized cloud computing implementation costs	(8,488)	(10,379)
Accounts payable and accrued expenses	(6,603)	18,193
Accrued payroll and benefit cost	13,009	2,978
Employee deferred compensation plan obligations	2,586	(48,155)
Income taxes payable	25,409	20,124
Other assets and liabilities, net	(6,155)	(1,607)
Net cash flows provided by operating activities	68,056	124,926

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,739)	(14,276)
Investments in employee deferred compensation trusts	(28,509)	(37,061)
Proceeds from employee deferred compensation trust redemptions	22,799	22,987
Net cash flows used in investing activities	(15,449)	(28,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(58)	(53)
Repurchases of common stock	(79,465)	(69,968)
Dividends paid	(44,277)	(40,476)
Net cash flows used in financing activities	(123,800)	(110,497)
Effect of exchange rate fluctuations	(5,303)	(6,643)
Change in cash and cash equivalents	(76,496)	(20,564)
Cash and cash equivalents at beginning of period	574,426	270,478
Cash and cash equivalents at end of period	$497,930	$249,914

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Stock repurchases awaiting settlement	$3,912	$—
Fund exchanges within employee deferred compensation trusts	$37,661	$138,633

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2021

Note A—Summary of Significant Accounting Policies
Nature of Operations. Robert Half International Inc. (the “Company”) provides specialized staffing and risk consulting services through such divisions as Accountemps®, Robert Half® Finance & Accounting, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group®, and Protiviti®. The Company, through its Accountemps, Robert Half Finance & Accounting, and Robert Half Management Resources divisions, is a specialized provider of contract, full-time, and senior-level project professionals in the fields of accounting and finance. OfficeTeam specializes in highly skilled contract, administrative support professionals. Robert Half Technology provides project and full-time technology professionals. Robert Half Legal provides contract, project, and full-time staffing of lawyers, paralegals and legal support personnel. The Creative Group provides creative, digital, marketing, advertising and public relations professionals. Protiviti is a global consulting firm that helps companies solve problems in finance, technology, operations, data, analytics, governance, risk and internal audit, and is a wholly-owned subsidiary of the Company. Revenues are predominantly derived from specialized staffing services. The Company operates in North America, South America, Europe, Asia and Australia. The Company is a Delaware corporation.
Basis of Presentation. The unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). The comparative year-end Condensed Consolidated Statement of Financial Position data presented was derived from audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the periods presented have been included. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2020, included in its Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for a full year. Certain reclassifications have been made to prior year’s Condensed Consolidated Financial Statements to conform to the 2021 presentation.
Principles of Consolidation. The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of March 31, 2021, such estimates include allowances for credit losses, variable consideration, workers’ compensation losses, income and other taxes, and assumptions used in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions.
We continue to monitor the significant global economic uncertainty as a result of coronavirus (“COVID-19”) to assess the impact on the Company’s results of operations, financial condition, and liquidity. In light of the ongoing economic disruption, we continue to face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply the Company’s significant accounting policies. As the situation continues to develop, we may make changes to these estimates and judgments over time, which could result in meaningful impacts to the Company’s financial statements in future periods. Actual results and outcomes may differ from management’s estimates and assumptions.
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
March 31, 2021
services consist of reimbursable expenses. Risk consulting and internal audit direct costs of services include professional staff payroll, contract labor payroll, payroll taxes and benefit costs, as well as reimbursable expenses.
Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs were $8.4 million and $14.5 million for the three months ended March 31, 2021 and 2020, respectively.
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
The following table presents the Company’s (income) loss from investments held in employee deferred compensation trusts (in thousands):

	Three Months Ended March 31,
	2021	2020
Dividend income	$(294)	$(405)
Realized and unrealized (gains) losses	(11,694)	40,781
(Income) loss from investments held in employee deferred compensation trusts	$(11,988)	$40,376
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
March 31, 2021
The following table sets forth the composition of the underlying assets which comprise the Company’s deferred compensation trust assets (in thousands):

	Fair Value Measurements Using
	Balance at March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$64,655	$64,655	—	—
Mutual funds - bond	28,719	28,719	—	—
Mutual funds - stock	250,163	250,163	—	—
Mutual funds - blend	80,500	80,500	—	—
	$424,037	$424,037	—	—

	Fair Value Measurements Using
	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$69,681	$69,681	—	—
Mutual funds - bond	27,282	27,282	—	—
Mutual funds - stock	234,667	234,667	—	—
Mutual funds - blend	75,004	75,004	—	—
	$406,634	$406,634	—	—

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

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2021
The following table sets forth the activity in the allowance for credit losses from December 31, 2019, through March 31, 2021 (in thousands):

Allowance for Credit Losses
Balance as of December 31, 2019	$22,885
Adoption of accounting pronouncement	558
Balance as of January 1, 2020	$23,443
Charges to expense	4,200
Deductions	(7,906)
Other, including translation adjustments	(120)
Balance as of December 31, 2020	$19,617
Charges to expense	3,157
Deductions	(1,482)
Other, including translation adjustments	(973)
Balance as of March 31, 2021	$20,319
Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Cloud computing implementation costs incurred in hosting arrangements are capitalized and reported as a component of other assets. All other internal-use software development costs are capitalized and reported as a component of computer software within property and equipment on the unaudited Condensed Consolidated Statements of Financial Position. Capitalized internal-use software development costs were $10.4 million and $13.0 million for the three months ended March 31, 2021 and 2020, respectively.
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
Note B—New Accounting Pronouncements

Recently Adopted Accounting Pronouncements
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
None.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2021
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

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2021
The following table presents the Company’s service revenues disaggregated by line of business (in thousands):

	Three Months Ended March 31,
	2021	2020
Accountemps	$417,116	$489,884
OfficeTeam	220,467	239,979
Robert Half Technology	172,239	196,652
Robert Half Management Resources	183,271	211,878
Elimination of intersegment revenues (a)	(103,818)	(46,273)
Temporary and consultant staffing	889,275	1,092,120
Permanent placement staffing	111,703	120,489
Risk consulting and internal audit services	397,402	294,082
Service revenues	$1,398,380	$1,506,691

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

Contracts with multiple performance obligations are recognized as performance obligations are delivered, and contract value is allocated based on relative stand-alone selling values of the services and products in the arrangement. As of March 31, 2021, aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year was $170.0 million. Of this amount, $157.3 million is expected to be recognized within the next twelve months. As of March 31, 2020, aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year was $112.0 million.

Contract liabilities are recorded when cash payments are received or due in advance of performance and are reflected in accounts payable and accrued expenses on the unaudited Condensed Consolidated Statements of Financial Position. The following table sets forth the activity in contract liabilities from December 31, 2019, through March 31, 2021 (in thousands):

Contract Liabilities
Balance as of December 31, 2019	$12,948
Payments in advance of satisfaction of performance obligations	25,614
Revenue recognized	(20,687)
Other, including translation adjustments	377
Balance as of December 31, 2020	$18,252
Payments in advance of satisfaction of performance obligations	12,888
Revenue recognized	(16,510)
Other, including translation adjustments	717
Balance as of March 31, 2021	$15,347

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2021
Note D—Other Current Assets
Other current assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Prepaid expenses	101,846	97,674
Other	50,434	49,841
Other current assets	$152,280	$147,515

Note E—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Computer hardware	$160,685	$159,180
Computer software	251,477	250,585
Furniture and equipment	91,345	91,112
Leasehold improvements	163,090	164,807
Property and equipment, cost	666,597	665,684
Accumulated depreciation	(562,896)	(555,867)
Property and equipment, net	$103,701	$109,817

Note F—Leases

The Company has operating leases for corporate and field offices, and certain equipment. The Company’s leases have remaining lease terms of 1 month to 9 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year. Operating lease expenses for the three months ended March 31, 2021 and 2020, were $21.5 million and $19.9 million, respectively.

Supplemental cash flow information related to leases consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for operating lease liabilities	$22,225	$20,554
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,501	$14,547

Supplemental balance sheet information related to leases consisted of the following:

	March 31, 2021	December 31, 2020
Weighted average remaining lease term for operating leases	4.4 years	4.5 years
Weighted average discount rate for operating leases	2.6%	2.6%

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2021
Future minimum lease payments under non-cancellable leases as of March 31, 2021, were as follows (in thousands):

2021 (excluding the three months ended March 31, 2021)	$65,666
2022	73,205
2023	59,476
2024	47,524
2025	29,095
Thereafter	29,371
Less: Imputed interest	(16,932)
Present value of operating lease liabilities (a)	$287,405
(a) Includes current portion of $79.2 million for operating leases.

As of March 31, 2021, the Company had additional future minimum lease obligations totaling $4.0 million under operating leases that had not yet commenced. These operating leases include agreements for corporate and field office facilities with lease terms of 1 to 8 years.
Note G—Goodwill
The following table sets forth the activity in goodwill from December 31, 2020, through March 31, 2021 (in thousands):

	Goodwill
	Temporary and consultant staffing	Permanent placement staffing	Risk consulting and internal audit services	Total
Balance as of December 31, 2020	$134,511	$26,180	$62,364	$223,055
Foreign currency translation adjustments	(46)	(14)	51	(9)
Balance as of March 31, 2021	$134,465	$26,166	$62,415	$223,046
Note H—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Payroll and benefits	306,178	311,169
Payroll taxes	81,742	67,712
Workers’ compensation	19,924	18,996
Accrued payroll and benefit costs	$407,844	$397,877
The Company, under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, deferred paying $102.2 million of applicable payroll taxes as of March 31, 2021, of which $51.1 million is expected to be paid during the next 12 months and is included in accrued payroll and benefit costs and the remaining $51.1 million is included in other liabilities on the unaudited Condensed Consolidated Statements of Financial Position.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2021
Note I—Employee Deferred Compensation Plan Obligations
The Company provides various qualified defined contribution 401(k) plans covering eligible employees. The plans offer a savings feature with the Company matching employee contributions. Assets of this plan are held by an independent trustee for the sole benefit of participating employees. Nonqualified plans are provided for employees not eligible for the qualified plans. These plans include provisions for salary deferrals and Company matching and discretionary contributions. The asset value of the nonqualified plans was $424.0 million and $406.6 million as of March 31, 2021, and December 31, 2020, respectively. The Company holds these assets to satisfy the Company’s liabilities under its deferred compensation plans.
The liability value for the nonqualified plans was $437.7 million and $435.1 million as of March 31, 2021, and December 31, 2020, respectively.
The following table presents the Company’s compensation expense related to its qualified defined contribution plans and nonqualified plans (in thousands):

	Three Months Ended March 31,
	2021	2020
Contribution expense	$9,554	$8,485
Increase (decrease) in employee deferred compensation expense related to changes in the fair value of trust assets	11,988	(40,376)
	$21,542	$(31,891)
The Company has statutory defined contribution plans and defined benefit plans outside the U.S., which are not material.
Note J—Commitments and Contingencies
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
March 31, 2021
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
In May 2020, the Company entered into a new $100 million unsecured revolving credit facility (the “364-Day Credit Agreement”). Borrowings under the 364-Day Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the LIBOR plus an applicable margin. The 364-Day Credit Agreement is subject to certain financial covenants and the Company was in compliance with these covenants as of March 31, 2021. There were no borrowings under the 364-Day Credit Agreement as of March 31, 2021.
Note K—Stockholders’ Equity
Stock Repurchase Program. As of March 31, 2021, the Company is authorized to repurchase, from time to time, up to 9.2 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the three months ended March 31, 2021 and 2020, are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2021	2020
Common stock repurchased (in shares)	797	983
Common stock repurchased	$60,860	$51,477

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. The number and the cost of repurchases related to employee stock plans made during the three months ended March 31, 2021 and 2020, are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2021	2020
Repurchases related to employee stock plans (in shares)	251	280
Repurchases related to employee stock plans	$19,413	$12,022
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Repurchase activity for the three months ended March 31, 2021 and 2020, is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.
Repurchases of shares and issuances of dividends are applied first to the extent of retained earnings and any remaining amounts are applied to additional paid-in capital.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2021
Note L—Net Income Per Share
The calculation of net income per share for the three months ended March 31, 2021 and 2020, is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020

Net income	$110,598	$89,915
Basic:
Weighted average shares	111,424	113,187

Diluted:
Weighted average shares	111,424	113,187
Dilutive effect of potential common shares	1,072	671
Diluted weighted average shares	112,496	113,858

Net income per share:
Basic	$.99	$.79
Diluted	$.98	$.79

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
The accounting policies of the segments are set forth in Note A—“Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The Company evaluates performance based on income before net interest income, intangible assets amortization expense, and income taxes.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2021
The following table provides a reconciliation of service revenues and segment income by reportable segment to consolidated results for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Service revenues
Temporary and consultant staffing	$889,275	$1,092,120
Permanent placement staffing	111,703	120,489
Risk consulting and internal audit services	397,402	294,082
	$1,398,380	$1,506,691
Segment income
Temporary and consultant staffing	$75,535	$93,764
Permanent placement staffing	17,780	10,911
Risk consulting and internal audit services	57,322	26,469
Combined segment income	150,637	131,144
Amortization of intangible assets	576	338
Interest income, net	(45)	(957)
Income before income taxes	$150,106	$131,763

Service revenues presented above are shown net of eliminations of intersegment revenues. Intersegment revenues between temporary and consultant staffing segment and risk consulting and internal audit services segment were $103.8 million and $46.3 million for the three months ended March 31, 2021 and 2020, respectively.
Note N—Subsequent Events
On April 29, 2021, the Company announced the following:

Quarterly dividend per share	$.38
Declaration date	April 29, 2021
Record date	May 25, 2021
Payment date	June 15, 2021

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
Executive Overview
The Company’s financial results during the first quarter of 2021 reflect continued early-cycle recovery from the economic crisis resulting from the COVID-19 pandemic, with accelerating growth during the quarter in the Company’s staffing business. Our investments in advanced AI technologies and retention of our tenured employees has allowed us to adapt quickly to a new marketplace, where remote and hybrid work has become commonplace. During the first quarter of 2021, service revenues were $1.40 billion, a decrease of 7.2% from the prior year. Net income for the quarter was $111 million and diluted net income per share was $.98.
The Company's staffing operations significantly outperformed their historical sequential trends, led by small and medium-size businesses and permanent placement, which grew 22% sequentially. Protiviti's revenues grew 35% year-on-year, reflecting continued momentum across its wide array of service offerings, including very strong demand for managed solutions with staffing. This is Protiviti's 14th consecutive quarter of year-on-year revenue gains. The Company’s blended solutions, complementing Protiviti's offerings with contract talent, allow the Company to be extremely nimble and cost effective in response to client needs, and we expect this offering to be an increasing part of our business going forward.
Demand for the Company’s temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services is largely dependent upon general economic and labor trends both domestically and abroad, which may continue to be impacted by COVID-19.
The United States economic backdrop as we ended the first quarter of 2021 showed early signs of economic recovery as real gross domestic product (“GDP”) increased 6.4%, while the unemployment rate decreased from 6.7% in December 2020 to 6.0% at the end of the first quarter of 2021. In the United States, the number of job openings exceeded the number of hires at the end of February 2021, creating competition for skilled talent that increases the Company's value to clients. The U.S. labor market remains robust, with significant demand due to talent shortages across our professional disciplines.

We monitor various economic indicators and business trends in all of the countries in which we operate to anticipate demand for the Company’s services. We evaluate these trends to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends and productivity metrics. We have limited visibility into future revenues not only due to the dependence on macroeconomic conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, we typically assess headcount and other investments on at least a quarterly basis. We continue to focus on the productivity levels of tenured staff and believe we have aligned staffing levels to drive increased profitability. During the first quarter of 2021, headcount remained relatively flat in all three business segments, when compared to prior year-end levels.
Capital expenditures, including $8.5 million for cloud computing arrangements, for the three months ended March 31, 2021, totaled $18.2 million, approximately 89% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s sustainability and future growth opportunities. Capital expenditures for cloud computing arrangements are included in cash flows from operating activities on the Company’s Condensed Consolidated Statements of Cash Flows. Capital expenditures included amounts spent on tenant improvements and furniture and equipment in the Company’s leased offices. We currently expect that 2021 capital expenditures will range from $85 million to $95 million, of which $45 million to $55 million relates to software initiatives and technology infrastructure, including capitalized costs related to implementation of cloud computing arrangements.
Critical Accounting Policies and Estimates
The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes to the Company’s critical accounting policies or estimates for the three months ended March 31, 2021.
Recent Accounting Pronouncements
See Note B—“New Accounting Pronouncements” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
Results of Operations
Demand for the Company’s temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Because of the inherent difficulty in predicting economic trends, future demand for the Company’s services cannot be forecast with certainty. The Company's technology investments have facilitated remote working models internally and, with the Company's advanced AI-driven capabilities, are providing clients with real-time choices of candidates across broader resource pools. While uncertainty remains in the overall economic environment, we are excited about our current momentum and the Company’s prospects for the balance of 2021 and beyond, buoyed by the strengths of the Company’s brands, people, technology and professional business model.
The Company’s temporary and permanent placement staffing business has 322 offices in 43 states, the District of Columbia and 17 foreign countries, while Protiviti has 63 offices in 24 states and 12 foreign countries.

Non-GAAP Financial Measures
The financial results of Robert Half International Inc. (the “Company”) are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”). To help readers understand the Company’s financial performance, the Company supplements its GAAP financial results with the following non-GAAP measures: as adjusted revenue growth rates; adjusted gross margin; adjusted selling, general and administrative expense; segment income and combined segment income.
Variations in the Company’s financial results include the impact of changes in foreign currency exchange rates, billing days, and certain intercompany adjustments. The Company provides “as adjusted” revenue growth calculations to remove the impact of these items. These calculations show the year-over-year revenue growth rates for the Company’s lines of business on both a reported basis and also on an as-adjusted basis for global, U.S., and international operations. This information is presented for each of the six most recent quarters. The Company has provided this data because it focuses on the Company’s revenue growth rates attributable to operating activities and aids in evaluating revenue trends over time. The Company expresses year-over-year revenue changes as calculated percentages using the same number of billing days, constant currency exchange rates, and certain intercompany adjustments.
The following measures: adjusted gross margin; adjusted selling, general and administrative expense; and segment income include gains and losses on investments held to fund the Company’s obligations under employee deferred compensation plans. The Company provides these measures because they are used by management to review its operational results.
Combined segment income is income before income taxes adjusted for interest income and amortization of intangible assets. The Company provides combined segment income because it is how the Company evaluates segment performance.
The non-GAAP financial measures provided herein may not provide information that is directly comparable to that provided by other companies in the Company’s industry, as other companies may calculate such financial results differently. The Company’s non-GAAP financial measures are not measurements of financial performance under GAAP and should not be considered as alternatives to amounts presented in accordance with GAAP. The Company does not consider these non-GAAP financial measures to be a substitute for, or superior to, the information provided by GAAP financial results. A reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures is provided on the following pages.
Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of the impact of foreign currency exchange rates on the Company’s results of operations and financial condition.
Three Months Ended March 31, 2021 and 2020
Revenues. The Company’s revenues were $1.40 billion for the three months ended March 31, 2021, decreasing by 7.2% compared to $1.51 billion for the three months ended March 31, 2020. Revenues from foreign operations represented 23% of total revenues for the three months ended March 31, 2021, up from 22% of total revenues for the three months ended March 31, 2020. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing revenues were $889 million for the three months ended March 31, 2021, decreasing by 18.6% compared to revenues of $1.09 billion for the three months ended March 31, 2020. Key drivers of temporary and consultant staffing revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. On an as adjusted basis, temporary and consultant staffing revenues decreased 18.9% for the first quarter of 2021, compared to the first quarter of 2020, due primarily to fewer hours worked by the Company’s engagement professionals on client engagements. In the U.S., revenues in the first quarter of 2021 decreased 20.3% on an as reported basis and 19.4% on an as adjusted basis, compared to the first quarter of 2020. For the Company’s international operations, revenues for the first quarter of 2021 decreased 12.3% on an as reported basis and decreased 17.0% on an as adjusted basis, compared to the first quarter of 2020.

Permanent placement staffing revenues were $112 million for the three months ended March 31, 2021, decreasing by 7.3% compared to revenues of $120 million for the three months ended March 31, 2020. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. On an as adjusted basis, permanent placement staffing revenues decreased 8.1% for the first quarter of 2021, compared to the first quarter of 2020, driven by a decrease in number of placements. In the U.S., revenues for the first quarter of 2021 decreased 12.4% on an as reported basis and 11.4% on an as adjusted basis, compared to the first quarter of 2020. For the Company’s international operations, revenues for the first quarter of 2021 increased 5.2% on an as reported basis and 0.3% on an as adjusted basis, compared to the first quarter of 2020. Historically, demand for permanent placement staffing is even more sensitive to economic and labor market conditions than demand for temporary and consultant staffing and this is expected to continue.
Risk consulting and internal audit services revenues were $397 million for the three months ended March 31, 2021, increasing by 35.1% compared to revenues of $294 million for the three months ended March 31, 2020. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On an as adjusted basis, risk consulting and internal audit services revenues increased 34.7% for the first quarter of 2021, compared to the first quarter of 2020, due primarily to an increase in billable hours. In the U.S., revenues in the first quarter of 2021 increased 35.5% on an as reported basis and 37.1% on an as adjusted basis, compared to the first quarter of 2020. The Company’s risk consulting and internal audit services revenues for the first quarter of 2021 from international operations increased 33.8% on an as reported basis and 26.1% on an as adjusted basis, compared to the first quarter of 2020.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended March 31, 2021, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	-18.6%	-20.3%	-12.3%
Billing Days Impact	1.0%	0.9%	1.4%
Currency Impact	-1.3%	―	-6.1%
As Adjusted	-18.9%	-19.4%	-17.0%
Permanent placement staffing
As Reported	-7.3%	-12.4%	5.2%
Billing Days Impact	1.1%	1.0%	1.7%
Currency Impact	-1.9%	―	-6.6%
As Adjusted	-8.1%	-11.4%	0.3%
Risk consulting and internal audit services
As Reported	35.1%	35.5%	33.8%
Billing Days Impact	1.6%	1.6%	2.1%
Currency Impact	-2.0%	―	-9.8%
As Adjusted	34.7%	37.1%	26.1%
Gross Margin. The Company’s gross margin dollars were $562 million for the three months ended March 31, 2021, decreasing by 8.6% compared to $614 million for the three months ended March 31, 2020. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars for temporary and consultant staffing represent revenues less costs of services, which consist of payroll, payroll taxes and benefit costs for engagement professionals, and reimbursable expenses. The key drivers of gross margin are: i) pay-bill spreads, which represent the differential between wages paid to engagement professionals and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company’s client. Gross margin dollars for the Company’s temporary and consultant staffing division were $345 million for the three months ended March 31, 2021, decreasing 16.5% compared to $413 million for the three months ended March 31, 2020. As a percentage of revenues, gross margin for temporary and consultant staffing was 38.8% for the three months ended March 31, 2021, up from 37.8% for the three months ended March 31, 2020.

Gross margin dollars for permanent placement staffing represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $111 million for the three months ended March 31, 2021, decreasing 7.3% from $120 million for the three months ended March 31, 2020. Because reimbursable expenses for permanent placement staffing are de minimis, gross margin dollars are substantially explained by revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $105 million for the three months ended March 31, 2021, increasing 29.8% compared to $81 million for the three months ended March 31, 2020. As a percentage of revenues, reported gross margin for risk consulting and internal audit services in the first quarter of 2021 was 26.5%, down from 27.6% in the first quarter of 2020. As a percentage of revenues, adjusted gross margin dollars for risk consulting and internal audit services were 26.9% the first quarter of 2021, up from 26.3% in the first quarter of 2020. The year-over-year increase in adjusted gross margin percentage was due primarily to higher staff utilization rates.
Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation, and occupancy costs. The Company’s selling, general and administrative expenses were $423 million for the three months ended March 31, 2021, decreasing 4.5% from $443 million for the three months ended March 31, 2020. As a percentage of revenues, the Company’s reported selling, general and administrative expenses were 30.3% for the first quarter of 2021, up from 29.4% the first quarter of 2020. As a percentage of revenues, the Company’s adjusted selling, general and administrative expenses were 29.5% in the first quarter of 2021 compared to 31.8% in the first quarter of 2020. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $279 million for the three months ended March 31, 2021, decreasing 2.7% from $286 million for the three months ended March 31, 2020. As a percentage of revenues, reported selling, general and administrative expenses for temporary and consultant staffing were 31.3% in the first quarter of 2021, up from 26.2% in the first quarter of 2020. As a percentage of revenues, adjusted selling, general and administrative expenses for temporary and consultant staffing were 30.3% in the first quarter of 2021, up from 29.2% in the first quarter of 2020 due primarily to negative leverage as revenues decreased in response to the COVID-19 pandemic.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $95 million for the three months ended March 31, 2021, decreasing by 10.3% compared to $106 million for the three months ended March 31, 2020. As a percentage of revenues, reported selling, general and administrative expenses for permanent placement staffing were 84.9% in the first quarter of 2021, down from 87.7% in the first quarter of 2020. As a percentage of revenues, adjusted selling, general and administrative expenses for permanent placement staffing was 83.9% in the first quarter of 2021, down from 90.8% in the first quarter of 2020 due primarily to positive leverage as the decrease in expenses exceeded the decrease in revenues as a result of cost curtailing initiatives implemented during 2020.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $50 million for the three months ended March 31, 2021, decreasing by 2.6% compared to $51 million for the three months ended March 31, 2020. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 12.5% in the first quarter of 2021, down from 17.3% in the first quarter of 2020 due primarily to positive leverage from an increase in revenues.

A reconciliation of the non-GAAP adjusted summary of operations to the reported summary of operations, for the three months ended March 31, 2021 and 2020 is presented in the following table (in thousands):

	Quarter Ended March 31,						Relationships
	2021			2020			2021	2020	2021	2020
	Reported	Adjustments	Adjusted (1)	Reported	Adjustments	Adjusted (1)	Reported		Adjusted
SERVICE REVENUES:
Accountemps	$417,116		$417,116	$489,884		$489,884	29.8%	32.5%	29.8%	32.5%
OfficeTeam	220,467		220,467	239,979		239,979	15.8%	15.9%	15.8%	15.9%
Robert Half Technology	172,239		172,239	196,652		196,652	12.3%	13.1%	12.3%	13.1%
Robert Half Management Resources	183,271		183,271	211,878		211,878	13.1%	14.1%	13.1%	14.1%
Elimination of intersegment revenues	(103,818)		(103,818)	(46,273)		(46,273)	(7.4%)	(3.1%)	(7.4%)	(3.1%)
Temporary and consultant staffing	889,275		889,275	1,092,120		1,092,120	63.6%	72.5%	63.6%	72.5%
Permanent placement staffing	111,703		111,703	120,489		120,489	8.0%	8.0%	8.0%	8.0%
Protiviti	397,402		397,402	294,082		294,082	28.4%	19.5%	28.4%	19.5%
Total	$1,398,380		$1,398,380	$1,506,691		$1,506,691	100.0%	100.0%	100.0%	100.0%

GROSS MARGIN:
Temporary and consultant staffing	$344,931		$344,931	$412,996		$412,996	38.8%	37.8%	38.8%	37.8%
Permanent placement staffing	111,498		111,498	120,280		120,280	99.8%	99.8%	99.8%	99.8%
Protiviti	105,282	1,688	106,970	81,112	(3,671)	77,441	26.5%	27.6%	26.9%	26.3%
Total	$561,711	$1,688	$563,399	$614,388	$(3,671)	$610,717	40.2%	40.8%	40.3%	40.5%

SELLING GENERAL AND ADMINISTRATIVE EXPENSE:
Temporary and consultant staffing	$278,547	$(9,151)	$269,396	$286,174	$33,058	$319,232	31.3%	26.2%	30.3%	29.2%
Permanent placement staffing	94,867	(1,149)	93,718	105,722	3,647	109,369	84.9%	87.7%	83.9%	90.8%
Protiviti	49,648	—	49,648	50,972	—	50,972	12.5%	17.3%	12.5%	17.3%
Total	$423,062	$(10,300)	$412,762	$442,868	$36,705	$479,573	30.3%	29.4%	29.5%	31.8%

OPERATING/SEGMENT INCOME:
Temporary and consultant staffing	$66,384	$9,151	$75,535	$126,822	$(33,058)	$93,764	7.5%	11.6%	8.5%	8.6%
Permanent placement staffing	16,631	1,149	17,780	14,558	(3,647)	10,911	14.9%	12.1%	15.9%	9.1%
Protiviti	55,634	1,688	57,322	30,140	(3,671)	26,469	14.0%	10.2%	14.4%	9.0%
Total	$138,649	$11,988	$150,637	$171,520	$(40,376)	$131,144	9.9%	11.4%	10.8%	8.7%
Amortization of intangible assets	576	—	576	338	—	338	0.1%	0.1%	0.1%	0.1%
(Income) loss from investments held in employee deferred compensation trusts	(11,988)	11,988	—	40,376	(40,376)	—	0.9%	(2.7%)	0.0%	0.0%
Interest income, net	(45)	—	(45)	(957)	—	(957)	0.0%	0.1%	0.0%	0.1%
Income before income taxes	$150,106	$—	$150,106	$131,763	$—	$131,763	10.7%	8.7%	10.7%	8.7%
(1) Changes in the Company’s deferred compensation obligations are included in selling, general and administrative expense or, in the case of Protiviti, costs of services, while the related investment income is presented separately. The non-GAAP financial measures shown in the table above are adjusted to reclassify investment income from investments held in employee deferred compensation trusts to the same line item which includes the corresponding change in obligation. These adjustments have no impact to income before income taxes.

Income from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation obligation to employees changes accordingly. Changes in the Company’s deferred compensation obligations noted above remain in selling, general and administrative or in the case of the Company’s risk consulting and internal audit services division, costs of services. The value of the related investment trust assets also changes by the equal and offsetting amount, leaving no net costs to the Company. The Company’s income from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments. The Company’s income/loss from investments held in employee deferred compensation trusts was an income of $12 million for the three months ended March 31, 2021 whereas it had a loss of $40 million for the three months ended March 31, 2020. The increase in income from trust investments was due to positive market returns in 2021.
Income Before Income Taxes and Segment Income. The Company’s total income before income taxes was $150 million, or 10.7% of revenues, for the three months ended March 31, 2021, up from $132 million or 8.7% of revenues, for the three months ended March 31, 2020. Combined segment income was $151 million, or 10.8% of revenues, for the three months ended March 31, 2021, up from $131 million or 8.7% of revenues, for the three months ended March 31, 2020.
The following table provides a reconciliation of the non-GAAP combined segment income to reported income before income taxes for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020

Income before income taxes	$150,106	$131,763
Interest income, net	(45)	(957)
Amortization of intangible assets	576	338
Combined segment income	$150,637	$131,144
For the Company’s temporary and consultant staffing division, segment income was $76 million, or 8.5% of applicable revenues, down from $94 million, or 8.6% of applicable revenues, in the first quarter of 2020. For the Company’s permanent placement staffing division, segment income was $18 million, or 15.9% of applicable revenues, up from segment income of $11 million, or 9.1% of applicable revenues, in the first quarter of 2020. For the Company’s risk consulting and internal audit services division, segment income was $57 million, or 14.4% of applicable revenues, compared to segment income of $26 million or 9.0% of applicable revenues, in the first quarter of 2020.
Provision for income taxes. The provision for income taxes was 26.3% and 31.8% for the three months ended March 31, 2021 and 2020, respectively. The 2020 rate was elevated based on the estimated lower coverage of non-deductible tax items due to lower pandemic-impacted revenues.

Liquidity and Capital Resources
The change in the Company’s liquidity during the three months ended March 31, 2021 and 2020, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, investment in employee deferred compensation trusts, net of redemptions from employee deferred compensation trusts, repurchases of common stock, and payment of dividends.
Cash and cash equivalents were $498 million and $250 million at March 31, 2021 and 2020, respectively. Operating activities provided $68 million during the three months ended March 31, 2021, offset by $15 million and $124 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $125 million during the three months ended March 31, 2020, offset by $28 million and $110 million of net cash used in investing activities and financing activities, respectively.
Operating activities—Net cash provided by operating activities for the three months ended March 31, 2021, was composed of net income of $111 million adjusted upward for non-cash items of $33 million, offset by net cash used in changes in working capital of $76 million. Net cash provided by operating activities for the three months ended March 31, 2020, was composed of net income of $90 million adjusted upward for non-cash items of $91 million, offset by net cash used in changes in working capital of $56 million.
Investing activities—Cash used in investing activities for the three months ended March 31, 2021, was $15 million. This was composed of capital expenditures of $10 million and investment in employee deferred compensation trusts of $28 million, offset by proceeds from employee deferred compensation trusts redemptions of $23 million. Cash used in investing activities for the three months ended March 31, 2020, was $28 million. This was composed of capital expenditures of $14 million and investment in employee deferred compensation trusts of $37 million, offset by proceeds from employee deferred compensation trusts redemptions of $23 million.
Financing activities—Cash used in financing activities for the three months ended March 31, 2021, was $124 million. This included repurchases of $80 million in common stock and $44 million in dividends paid to stockholders. Cash used in financing activities for the three months ended March 31, 2020, was $110 million. This included repurchases of $70 million in common stock and $40 million in dividends paid to stockholders.
As of March 31, 2021, the Company is authorized to repurchase, from time to time, up to 9.2 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the three months ended March 31, 2021 and 2020, the Company repurchased 0.8 million shares, at a cost of $61 million, and 1.0 million shares, at a cost of $51 million, on the open market, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the three months ended March 31, 2021 and 2020, such repurchases totaled 0.3 million shares, at a cost of $19 million, and 0.3 million shares, at a cost of $12 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital at March 31, 2021, included $498 million in cash and cash equivalents and $800 million in accounts receivable, both of which will be a significant source of ongoing liquidity and financial resilience. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.

We have limited visibility into future cash flows as the Company’s revenues are dependent on macroeconomic conditions. The Company’s variable direct costs related to its temporary and consultant staffing business will largely fluctuate in relation to its revenues.
In May 2020, the Company entered into a new $100 million unsecured revolving credit facility (the “364-Day Credit Agreement”). Borrowings under the 364-Day Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the LIBOR plus an applicable margin. The 364-Day Credit Agreement is subject to certain financial covenants and the Company was in compliance with these covenants as of March 31, 2021. There were no borrowings under the 364-Day Credit Agreement as of March 31, 2021.
On April 29, 2021, the Company announced a quarterly dividend of $.38 per share to be paid to all shareholders of record as of May 25, 2021. The dividend will be paid on June 15, 2021.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
We continue to monitor the significant global economic uncertainty as a result of coronavirus (“COVID-19”) to assess the impact on the Company’s results of operations, financial condition, and liquidity. In light of the ongoing economic disruption, we continue to face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply the Company’s significant accounting policies. As the situation continues to develop, we may make changes to these estimates and judgments over time, which could result in meaningful impacts to the Company’s financial statements in future periods. Actual results and outcomes may differ from management’s estimates and assumptions.
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
For the three months ended March 31, 2021, approximately 23% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, and Australian dollar, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.
During the first three months of 2021, the U.S. dollar fluctuated, and generally weakened, against the primary currencies in which the Company conducts business, compared to one year ago. Currency exchange rates had the effect of increasing reported net service revenues by $22.6 million, or 1.5%, in the first quarter of 2021 compared to the same period one year ago. The general weakening of the U.S. dollar also affected the reported level of expenses incurred in the Company’s foreign operations. Because substantially all the Company’s foreign operations generated revenues and incurred expenses within the same country and currency, the effect of higher reported revenues is largely offset by the increase in reported operating expenses. Reported net income was $0.8 million, or 0.9%, higher in the first quarter of 2021 compared to the same period one year ago due to the effect of currency exchange rates. If currency exchange rates were to remain at March 31, 2021 levels throughout the remainder of 2021, the currency impact on the Company’s full-year reported revenues and operating expenses would be nearly flat compared to full year 2020 results. Should current trends continue, the impact to reported net income would be immaterial.
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

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
There have been no material developments with regard to any of the legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020.
ITEM 1A. Risk Factors
There have not been any material changes with regard to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (c)
January 1, 2021 to January 31, 2021	—		$—	—	9,947,956
February 1, 2021 to February 28, 2021	246,623	(a)	$76.79	178,051	9,769,905
March 1, 2021 to March 31, 2021	801,406	(b)	$76.53	618,905	9,151,000
Total January 1, 2021 to March 31, 2021	1,048,029			796,956

(a)Includes 68,572 shares repurchased in connection with employee stock plans, whereby shares were tendered by employees for the payment of applicable withholding taxes.
(b)Includes 182,501 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(c)Commencing in October 1997, the Company's Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company's common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 128,000,000 shares have been authorized for repurchase of which 118,849,000 shares have been repurchased as of March 31, 2021.
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

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ Michael C. Buckley
Michael C. Buckley Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: April 30, 2021