Form 10-Q
period 2021-06-30
ROBERT HALF INTERNATIONAL INC.
filed 2021-08-04
CIK 315213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 FORM 10-Q
______________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2021:
111,970,041 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$542,805	$574,426
Accounts receivable, net	907,947	714,163
Employee deferred compensation trust assets	458,581	406,634
Other current assets	143,896	147,515
Total current assets	2,053,229	1,842,738
Property and equipment, net	98,368	109,817
Right-of-use assets	243,031	262,688
Other intangible assets, net	4,428	5,594
Goodwill	223,239	223,055
Noncurrent deferred income taxes	119,073	113,532
Total assets	$2,741,368	$2,557,424
LIABILITIES
Accounts payable and accrued expenses	$146,215	$130,770
Accrued payroll and benefit costs	463,772	397,877
Employee deferred compensation plan obligations	481,454	435,121
Income taxes payable	25,203	4,015
Notes payable	122	239
Current operating lease liabilities	79,546	78,604
Total current liabilities	1,196,312	1,046,626
Noncurrent operating lease liabilities	201,457	223,869
Other liabilities	84,349	81,640
Total liabilities	1,482,118	1,352,135
Commitments and Contingencies (Note J)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 260,000,000 shares; issued and outstanding 111,970,042 shares and 113,127,501 shares	112	113
Additional paid-in capital	1,208,056	1,179,972
Accumulated other comprehensive income (loss)	(9,092)	(4,732)
Retained earnings	60,174	29,936
Total stockholders’ equity	1,259,250	1,205,289
Total liabilities and stockholders’ equity	$2,741,368	$2,557,424

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Service revenues	$1,580,581	$1,108,326	$2,978,961	$2,615,017
Costs of services	915,709	691,791	1,752,378	1,584,094
Gross margin	664,872	416,535	1,226,583	1,030,923
Selling, general and administrative expenses	488,093	407,213	911,155	850,081
(Income) loss from investments held in employee deferred compensation trusts (which is completely offset by related costs and expenses - Notes A & I)	(27,810)	(48,927)	(39,797)	(8,551)
Amortization of intangible assets	576	330	1,152	668
Interest expense (income), net	151	(105)	105	(1,062)
Income before income taxes	203,862	58,024	353,968	189,787
Provision for income taxes	54,649	11,828	94,157	53,676
Net income	$149,213	$46,196	$259,811	$136,111

Net income per share:
Basic	$1.35	$.41	$2.34	$1.20
Diluted	$1.33	$.41	$2.32	$1.20

Shares:
Basic	110,861	112,865	111,141	113,026
Diluted	111,889	113,121	112,191	113,489
Dividends declared per share	$.38	$.34	$.76	$.68

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
COMPREHENSIVE INCOME (LOSS):
Net income	$149,213	$46,196	$259,811	$136,111
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	4,398	6,534	(4,439)	(7,166)
Foreign defined benefit plans, net of tax	39	—	79	—
Total other comprehensive income (loss)	4,437	6,534	(4,360)	(7,166)
Total comprehensive income (loss)	$153,650	$52,730	$255,451	$128,945

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2020	113,128	$113	$1,179,972	$(4,732)	$29,936	$1,205,289
Net income	—	—	—	—	110,598	110,598
Other comprehensive income (loss)	—	—	—	(8,797)	—	(8,797)
Dividends declared ($.38 per share)	—	—	—	—	(43,300)	(43,300)
Net issuances of restricted stock	602	1	(1)	—	—	—
Stock-based compensation	—	—	14,182	—	—	14,182
Repurchases of common stock	(1,048)	(1)	—	—	(80,272)	(80,273)
Balance at March 31, 2021	112,682	$113	$1,194,153	$(13,529)	$16,962	$1,197,699

Net income	—	—	—	—	149,213	149,213
Other comprehensive income (loss)	—	—	—	4,437	—	4,437
Dividends declared ($.38 per share)	—	—	—	—	(42,720)	(42,720)
Net issuances of restricted stock	5	—	—	—	—	—
Stock-based compensation	—	—	13,903	—	—	13,903
Repurchases of common stock	(717)	(1)	—	—	(63,281)	(63,282)
Balance at June 30, 2021	111,970	$112	$1,208,056	$(9,092)	$60,174	$1,259,250

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2019	115,120	$115	$1,127,487	$(19,986)	$36,067	$1,143,683
Net income	—	—	—	—	89,915	89,915
Adoption of accounting pronouncement	—	—	—	—	(558)	(558)
Other comprehensive income (loss)	—	—	—	(13,700)	—	(13,700)
Dividends declared ($.34 per share)	—	—	—	—	(39,441)	(39,441)
Net issuances of restricted stock	745	1	(1)	—	—	—
Stock-based compensation	—	—	13,525	—	—	13,525
Repurchases of common stock	(1,263)	(1)	—	—	(63,498)	(63,499)
Balance at March 31, 2020	114,602	$115	$1,141,011	$(33,686)	$22,485	$1,129,925

Net income	—	—	—	—	46,196	46,196
Other comprehensive income (loss)	—	—	—	6,534	—	6,534
Dividends declared ($.34 per share)	—	—	—	—	(38,975)	(38,975)
Net issuances of restricted stock	33	—	—	—	—	—
Stock-based compensation	—	—	13,035	—	—	13,035
Repurchases of common stock	0	0	—	—	(9)	(9)
Balance at June 30, 2020	114,635	$115	$1,154,046	$(27,152)	$29,697	$1,156,706

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$259,811	$136,111
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	4,733	6,713
Depreciation	27,715	31,509
Amortization of cloud computing implementation costs	13,353	7,569
Amortization of intangible assets	1,152	668
Realized and unrealized (gains) losses from investments held in employee deferred compensation trusts	(36,949)	(7,091)
Stock-based compensation	28,085	26,560
Deferred income taxes	(5,524)	(4,289)
Changes in operating assets and liabilities:
Accounts receivable	(201,602)	153,913
Capitalized cloud computing implementation costs	(16,236)	(18,846)
Accounts payable and accrued expenses	17,138	23,095
Accrued payroll and benefit cost	68,340	12,067
Employee deferred compensation plan obligations	46,236	7,485
Income taxes payable	22,110	43,723
Other assets and liabilities, net	5,110	6,755
Net cash flows provided by operating activities	233,472	425,942

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,114)	(22,264)
Investments in employee deferred compensation trusts	(42,423)	(49,098)
Proceeds from employee deferred compensation trust redemptions	27,424	28,347
Net cash flows used in investing activities	(31,113)	(43,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(117)	(107)
Repurchases of common stock	(145,314)	(69,977)
Dividends paid	(86,479)	(78,916)
Net cash flows used in financing activities	(231,910)	(149,000)
Effect of exchange rate fluctuations	(2,070)	(2,920)
Change in cash and cash equivalents	(31,621)	231,007
Cash and cash equivalents at beginning of period	574,426	270,478
Cash and cash equivalents at end of period	$542,805	$501,485

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Stock repurchases awaiting settlement	$1,345	$—
Fund exchanges within employee deferred compensation trusts	$63,154	$160,028

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2021

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
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of June 30, 2021, such estimates include allowances for credit losses, variable consideration, workers’ compensation losses, income and other taxes, and assumptions used in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions.
We continue to monitor the global economic uncertainty as a result of coronavirus (“COVID-19”) to assess the impact on the Company’s results of operations, financial condition, and liquidity. We continue to face uncertainty in making the judgments and estimates needed to apply the Company’s significant accounting policies. Actual results and outcomes may differ from management’s estimates and assumptions.
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
June 30, 2021
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
Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs were $11.8 million and $20.2 million for the three and six months ended June 30, 2021, respectively, and $6.7 million and $21.2 million for the three and six months ended June 30, 2020, respectively.
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
The following table presents the Company’s (income) loss from investments held in employee deferred compensation trusts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Dividend income	$(2,556)	$(1,055)	$(2,848)	$(1,460)
Realized and unrealized (gains) losses	(25,254)	(47,872)	(36,949)	(7,091)
(Income) loss from investments held in employee deferred compensation trusts	$(27,810)	$(48,927)	$(39,797)	$(8,551)
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
June 30, 2021
The following table sets forth the composition of the underlying assets which comprise the Company’s deferred compensation trust assets (in thousands):

	Fair Value Measurements Using
	Balance at June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$62,623	$62,623	—	—
Mutual funds - bond	29,654	29,654	—	—
Mutual funds - stock	278,998	278,998	—	—
Mutual funds - blend	87,306	87,306	—	—
	$458,581	$458,581	—	—

	Fair Value Measurements Using
	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$69,681	$69,681	—	—
Mutual funds - bond	27,282	27,282	—	—
Mutual funds - stock	234,667	234,667	—	—
Mutual funds - blend	75,004	75,004	—	—
	$406,634	$406,634	—	—

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

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2021
The following table sets forth the activity in the allowance for credit losses from January 1, 2020, through June 30, 2021 (in thousands):

Allowance for Credit Losses
Balance as of January 1, 2020	$23,443
Charges to expense	4,200
Deductions	(7,906)
Other, including translation adjustments	(120)
Balance as of December 31, 2020	$19,617
Charges to expense	4,733
Deductions	(3,111)
Other, including translation adjustments	(1,171)
Balance as of June 30, 2021	$20,068
Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Cloud computing implementation costs incurred in hosting arrangements are capitalized and reported as a component of other assets. All other internal-use software development costs are capitalized and reported as a component of computer software within property and equipment on the unaudited Condensed Consolidated Statements of Financial Position. Capitalized
internal-use software development costs were $9.1 million and $19.5 million for the three and six months ended June 30, 2021, respectively, and $9.9 million and $22.9 million for the three and six months ended June 30, 2020, respectively.
Goodwill and Intangible Assets. Goodwill and intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is assessed at least annually for impairment, or on an as needed interim basis.
Note B—New Accounting Pronouncements

Recently Adopted Accounting Pronouncements
None.
Recently Issued Accounting Pronouncements Not Yet Adopted
None.
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
June 30, 2021
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

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2021
The following table presents the Company’s service revenues disaggregated by line of business (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Accountemps	$453,342	$331,542	$870,448	$821,426
OfficeTeam	263,192	136,299	483,665	376,278
Robert Half Technology	194,233	162,028	366,406	358,680
Robert Half Management Resources	210,550	165,031	393,878	376,908
Elimination of intersegment revenues (a)	(143,036)	(41,514)	(246,840)	(87,786)
Temporary and consultant staffing	978,281	753,386	1,867,557	1,845,506
Permanent placement staffing	143,640	71,030	255,344	191,519
Risk consulting and internal audit services	458,660	283,910	856,060	577,992
Service revenues	$1,580,581	$1,108,326	$2,978,961	$2,615,017

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

Payment terms in the Company’s contracts vary by the type of the Company’s customer and the services offered. The term between invoicing and when payment is due is not significant.

Contracts with multiple performance obligations are recognized as performance obligations are delivered, and contract value is allocated based on relative stand-alone selling values of the services and products in the arrangement. As of June 30, 2021, aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year was $173.5 million. Of this amount, $162.9 million is expected to be recognized within the next twelve months. As of June 30, 2020, aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year was $132.6 million.

Contract liabilities are recorded when cash payments are received or due in advance of performance and are reflected in accounts payable and accrued expenses on the unaudited Condensed Consolidated Statements of Financial Position. The following table sets forth the activity in contract liabilities from January 1, 2020, through June 30, 2021 (in thousands):

Contract Liabilities
Balance as of January 1, 2020	$12,948
Payments in advance of satisfaction of performance obligations	25,614
Revenue recognized	(20,687)
Other, including translation adjustments	377
Balance as of December 31, 2020	$18,252
Payments in advance of satisfaction of performance obligations	20,654
Revenue recognized	(26,454)
Other, including translation adjustments	730
Balance as of June 30, 2021	$13,182

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2021
Note D—Other Current Assets
Other current assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid expenses	$94,445	$97,674
Other	49,451	49,841
Other current assets	$143,896	$147,515

Note E—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Computer hardware	$158,546	$159,180
Computer software	253,399	250,585
Furniture and equipment	96,403	91,112
Leasehold improvements	163,948	164,807
Property and equipment, cost	672,296	665,684
Accumulated depreciation	(573,928)	(555,867)
Property and equipment, net	$98,368	$109,817

Note F—Leases

The Company has operating leases for corporate and field offices, and certain equipment. The Company’s leases have remaining lease terms of 1 month to 9 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year. Operating lease expenses were $21.7 million and $43.2 million for the three and six months ended June 30, 2021, respectively, $20.0 million and $39.9 million for the three and six months ended June 30, 2020, respectively.

Supplemental cash flow information related to leases consisted of the following (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for operating lease liabilities	$45,531	$41,539
Right-of-use assets obtained in exchange for new operating lease liabilities	$8,467	$18,134

Supplemental balance sheet information related to leases consisted of the following:

	June 30, 2021	December 31, 2020
Weighted average remaining lease term for operating leases	4.3 years	4.5 years
Weighted average discount rate for operating leases	2.5%	2.6%

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2021
Future minimum lease payments under non-cancellable leases as of June 30, 2021, were as follows (in thousands):

2021 (excluding the six months ended June 30, 2021)	$44,535
2022	77,929
2023	62,457
2024	49,823
2025	30,750
Thereafter	30,922
Less: Imputed interest	(15,413)
Present value of operating lease liabilities (a)	$281,003
(a) Includes current portion of $79.5 million for operating leases.

As of June 30, 2021, the Company had additional future minimum lease obligations totaling $3.8 million under operating leases that had not yet commenced. These operating leases include agreements for corporate and field office facilities with lease terms of 1 to 6 years.
Note G—Goodwill
The following table sets forth the activity in goodwill from December 31, 2020, through June 30, 2021 (in thousands):

	Goodwill
	Temporary and consultant staffing	Permanent placement staffing	Risk consulting and internal audit services	Total
Balance as of December 31, 2020	$134,511	$26,180	$62,364	$223,055
Foreign currency translation adjustments	70	9	105	184
Balance as of June 30, 2021	$134,581	$26,189	$62,469	$223,239
The Company completed its annual assessment of the recoverability of goodwill during the quarter ended June 30, 2021, and determined there were no events or circumstances that would more likely than not reduce the fair value of the Company’s reporting units below their carrying value.
Note H—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Payroll and benefits	387,972	311,169
Payroll taxes	56,358	67,712
Workers’ compensation	19,442	18,996
Accrued payroll and benefit costs	$463,772	$397,877
The Company, under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, deferred paying $102.2 million of applicable payroll taxes as of June 30, 2021, of which $51.1 million is expected to be paid during the next 12 months and is included in accrued payroll and benefit costs and the remaining $51.1 million is included in other liabilities on the unaudited Condensed Consolidated Statements of Financial Position. Deferred payroll taxes payable was $102.2 million as of December 31, 2020.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2021
Note I—Employee Deferred Compensation Plan Obligations
The Company provides various qualified defined contribution 401(k) plans covering eligible employees. The plans offer a savings feature with the Company matching employee contributions. Assets of this plan are held by an independent trustee for the sole benefit of participating employees. Nonqualified plans are provided for employees not eligible for the qualified plans. These plans include provisions for salary deferrals and Company matching and discretionary contributions. The asset value of the nonqualified plans was $458.6 million and $406.6 million as of June 30, 2021, and December 31, 2020, respectively. The Company holds these assets to satisfy the Company’s liabilities under its deferred compensation plans.
The liability value for the nonqualified plans was $481.5 million and $435.1 million as of June 30, 2021, and December 31, 2020, respectively.
The following table presents the Company’s compensation expense related to its qualified defined contribution plans and nonqualified plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contribution expense	$13,918	$6,730	$23,472	$12,301
Increase (decrease) in employee deferred compensation expense related to changes in the fair value of trust assets	27,810	48,927	39,797	8,551
	$41,728	$55,657	$63,269	$20,852
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
June 30, 2021
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
In May 2021, the Company entered into an amendment (“Amendment No. 1”) to extend the maturity of its $100 million unsecured revolving credit facility (the “Credit Agreement”) to May 2024. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the LIBOR, or an alternative base rate, plus an applicable margin. The Credit Agreement is subject to certain financial covenants and the Company was in compliance with these covenants as of June 30, 2021. There were no borrowings under the Credit Agreement as of June 30, 2021.
Note K—Stockholders’ Equity
Stock Repurchase Program. As of June 30, 2021, the Company is authorized to repurchase, from time to time, up to 8.4 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the six months ended June 30, 2021 and 2020, are reflected in the following table (in thousands):

	Six Months Ended June 30,
	2021	2020
Common stock repurchased (in shares)	1,514	983
Common stock repurchased	$124,210	$51,477

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. The number and the cost of repurchases related to employee stock plans made during the six months ended June 30, 2021 and 2020, are reflected in the following table (in thousands):

	Six Months Ended June 30,
	2021	2020
Repurchases related to employee stock plans (in shares)	251	280
Repurchases related to employee stock plans	$19,345	$12,031
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Repurchase activity for the three and six months ended June 30, 2021 and 2020, is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.
Repurchases of shares and issuances of dividends are applied first to the extent of retained earnings and any remaining amounts are applied to additional paid-in capital.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2021
Note L—Net Income Per Share
The calculation of net income per share for the three and six months ended June 30, 2021 and 2020, is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income	$149,213	$46,196	$259,811	$136,111
Basic:
Weighted average shares	110,861	112,865	111,141	113,026

Diluted:
Weighted average shares	110,861	112,865	111,141	113,026
Dilutive effect of potential common shares	1,028	256	1,050	463
Diluted weighted average shares	111,889	113,121	112,191	113,489

Net income per share:
Basic	$1.35	$.41	$2.34	$1.20
Diluted	$1.33	$.41	$2.32	$1.20

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
The accounting policies of the segments are set forth in Note A—“Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The Company evaluates performance based on income before net interest expense (income), intangible assets amortization expense, and income taxes.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2021
The following table provides a reconciliation of service revenues and segment income by reportable segment to consolidated results for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service revenues
Temporary and consultant staffing	$978,281	$753,386	$1,867,557	$1,845,506
Permanent placement staffing	143,640	71,030	255,344	191,519
Risk consulting and internal audit services	458,660	283,910	856,060	577,992
	$1,580,581	$1,108,326	$2,978,961	$2,615,017
Segment income
Temporary and consultant staffing	$94,010	$28,390	$169,688	$122,154
Permanent placement staffing	30,599	(248)	48,234	10,663
Risk consulting and internal audit services	79,980	30,107	137,303	56,576
Combined segment income	204,589	58,249	355,225	189,393
Amortization of intangible assets	576	330	1,152	668
Interest expense (income), net	151	(105)	105	(1,062)
Income before income taxes	$203,862	$58,024	$353,968	$189,787

Service revenues presented above are shown net of eliminations of intersegment revenues. Intersegment revenues between temporary and consultant staffing segment and risk consulting and internal audit services segment were $143.0 million and $246.8 million for the three and six months ended June 30, 2021, respectively, and $41.5 million and $87.8 million for the three months and six months ended June 30, 2020, respectively.

Revenue and direct costs related to the intersegment activity are reflected in the risk consulting and internal audit segment, including the costs of candidate payroll, fringe benefits and incremental recruiter compensation.

Note N—Subsequent Events
On August 3, 2021, the Company announced the following:

Quarterly dividend per share	$.38
Declaration date	August 3, 2021
Record date	August 25, 2021
Payment date	September 15, 2021

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain information contained in Management’s Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the Company’s future operating results or financial positions. These statements may be identified by words such as “estimate”, “forecast”, “project”, “plan”, “intend”, “believe”, “expect”, “anticipate”, or variations or negatives thereof or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. These risks and uncertainties include, but are not limited to, the following: changes to or new interpretations of U.S. or international tax regulations, the global financial and economic situation; the duration and impact of the COVID-19 pandemic and efforts to mitigate its spread; changes in levels of unemployment and other economic conditions in the United States or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of candidates for contract employment or the Company’s ability to attract candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company’s services, on the Company’s ability to maintain its margins; the possibility of the Company incurring liability for its activities, including the activities of its engagement professionals, or for events impacting its engagement professionals on clients’ premises; the possibility that adverse publicity could impact the Company’s ability to attract and retain clients and candidates; the success of the Company in attracting, training, and retaining qualified management personnel and other staff employees; the Company’s ability to comply with governmental regulations affecting personnel services businesses in particular or employer/employee relationships in general; whether there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; the Company’s reliance on short-term contracts for a significant percentage of its business; litigation relating to prior or current transactions or activities, including litigation that may be disclosed from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings; the ability of the Company to manage its international operations and comply with foreign laws and regulations; the impact of fluctuations in foreign currency exchange rates; the possibility that the additional costs the Company will incur as a result of health care reform legislation may adversely affect the Company’s profit margins or the demand for the Company’s services; the possibility that the Company’s computer and communications hardware and software systems could be damaged or their service interrupted or the Company could experience a cybersecurity breach; and the possibility that the Company may fail to maintain adequate financial and management controls and as a result suffer errors in its financial reporting. Additionally, with respect to Protiviti, other risks and uncertainties include the fact that future success will depend on its ability to retain employees and attract clients; there can be no assurance that there will be ongoing demand for broad based consulting, regulatory compliance, technology services, public sector or other high demand advisory services; failure to produce projected revenues could adversely affect financial results; and there is the possibility of involvement in litigation relating to prior or current transactions or activities. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results.
Executive Overview

    The Company achieved record levels of service revenues and earnings in the second quarter due to a broad-based, global acceleration in demand for its staffing and business consulting services. During the first half of 2021, service revenues were $2.98 billion, an increase of 14% from the prior year. Net income increased 91% to $260 million and diluted net income per share increased 93% to $2.32.

The Company's staffing operations continue to reflect a faster pace of recovery than experienced in prior economic cycles. Clients have lean staff levels as they begin to expand, which is exacerbated by generally higher levels of attrition. Also, clients are elevating the skill and experience requirements for their job openings and are adding remotely located resources to fill their needs, which further adds to the demand for the Company's services. The recovery is also broad-based and spans across industries, client size, skill levels, geographies, and lines of business. Protiviti's multi-year record of consecutive growth continues to benefit from a highly diversified suite of solution offerings and client base. The Company’s blended solutions pair Protiviti's world-class consulting talent with staffing's deep operational resources to provide a cost-effective solution to clients' skills and scalability needs.
Demand for the Company’s temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services is largely dependent upon general economic and labor trends both domestically and abroad. The United States economic backdrop as we ended the first half of 2021 showed signs of economic recovery as real gross domestic product (“GDP”) increased 6.5%, while the unemployment rate decreased from 6.7% in December 2020 to 5.9% at the end of the second quarter of 2021. In the United States, the number of job openings exceeded the number of hires at the end of June 2021, creating competition for skilled talent that increases the Company's value to clients. The U.S. labor market remains robust, with significant demand due to talent shortages across our professional disciplines.

We monitor various economic indicators and business trends in all of the countries in which we operate to anticipate demand for the Company’s services. We evaluate these trends to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends and productivity metrics. We have limited visibility into future revenues not only due to the dependence on macroeconomic conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, we typically assess headcount and other investments on at least a quarterly basis. We continue to focus on the productivity levels of tenured staff and believe we have aligned staffing levels to drive increased profitability. During the first half of 2021, headcount remained relatively flat for the staffing segments, while Protiviti headcount increased, when compared to prior year-end levels.
Capital expenditures, including $16.2 million for cloud computing arrangements, for the six months ended June 30, 2021, totaled $32.4 million, approximately 87% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s sustainability and future growth opportunities. Capital expenditures for cloud computing arrangements are included in cash flows from operating activities on the Company’s Condensed Consolidated Statements of Cash Flows. Capital expenditures included amounts spent on tenant improvements and furniture and equipment in the Company’s leased offices. We currently expect that 2021 capital expenditures will range from $65 million to $75 million, of which $50 million to $60 million relates to software initiatives and technology infrastructure, including capitalized costs related to implementation of cloud computing arrangements.
Critical Accounting Policies and Estimates
The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes to the Company’s critical accounting policies or estimates for the six months ended June 30, 2021.
Recent Accounting Pronouncements
See Note B—“New Accounting Pronouncements” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
Results of Operations
Demand for the Company’s temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Because of the inherent difficulty in predicting economic trends, future demand for the Company’s services cannot be forecast with certainty. The Company's technology investments have facilitated remote working models internally and, with the Company's advanced AI-driven capabilities, are providing clients with real-time choices of candidates across broader resource pools and geographies. Bolstered by the strengths of the Company's brands, people, technology and professional business model, we are excited about our continued ability to find meaningful and exciting employment for the people we place and provide clients access to the specialized talent they need to grow and the deep subject matter expertise they need to confidently compete in a dynamic world.
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
Combined segment income is income before income taxes adjusted for interest expense (income) and amortization of intangible assets. The Company provides combined segment income because it is how the Company evaluates segment performance.
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
Three Months Ended June 30, 2021 and 2020
Revenues. The Company’s revenues were $1.58 billion for the three months ended June 30, 2021, increasing by 42.6% compared to $1.11 billion for three months ended June 30, 2020. Revenues from foreign operations represented 22.8% of total revenues for three months ended June 30, 2021, up from 21.9% of total revenues for the three months ended June 30, 2020. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing revenues were $978 million for the three months ended June 30, 2021, increasing by 29.9% compared to revenues of $753 million for the three months ended June 30, 2020. Key drivers of temporary and consultant staffing revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. On an as adjusted basis, temporary and consultant staffing revenues increased 27.2% for the second quarter of 2021, compared to the second quarter of 2020, due primarily to more hours worked by the Company’s engagement professionals on client engagements. In the U.S., revenues in the second quarter of 2021 increased 27.5% on an as reported basis and 27.7% on an as adjusted basis, compared to the second quarter of 2020. For the Company’s international operations, revenues for the second quarter of 2021 increased 38.6% on an as reported basis and increased 25.1% on an as adjusted basis, compared to the second quarter of 2020.

Permanent placement staffing revenues were $144 million for the three months ended June 30, 2021, increasing by 102.2% compared to revenues of $71 million for the three months ended June 30, 2020. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. On an as adjusted basis, permanent placement staffing revenues increased 96.9% for the second quarter of 2021, compared to the second quarter of 2020, driven by an increase in number of placements. In the U.S., revenues for the second quarter of 2021 increased 109.3% on an as reported basis and 109.6% on an as adjusted basis, compared to the second quarter of 2020. For the Company’s international operations, revenues for the second quarter of 2021 increased 87.8% on an as reported basis and 70.5% on an as adjusted basis, compared to the second quarter of 2020. Historically, demand for permanent placement staffing is even more sensitive to economic and labor market conditions than demand for temporary and consultant staffing and this is expected to continue.
Risk consulting and internal audit services revenues were $459 million for the three months ended June 30, 2021, increasing by 61.6% compared to revenues of $284 million for the three months ended June 30, 2020. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On an as adjusted basis, risk consulting and internal audit services revenues increased 58.8% for the second quarter of 2021, compared to the second quarter of 2020, due primarily to an increase in billable hours. In the U.S., revenues in the second quarter of 2021 increased 62.6% on an as reported basis and 62.8% on an as adjusted basis, compared to the second quarter of 2020. The Company’s risk consulting and internal audit services revenues for the second quarter of 2021 from international operations increased 57.6% on an as reported basis and 43.5% on an as adjusted basis, compared to the second quarter of 2020.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended June 30, 2021, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	29.9%	27.5%	38.6%
Billing Days Impact	0.0%	0.2%	-0.8%
Currency Impact	-2.7%	―	-12.7%
As Adjusted	27.2%	27.7%	25.1%
Permanent placement staffing
As Reported	102.2%	109.3%	87.8%
Billing Days Impact	0.0%	0.3%	-1.1%
Currency Impact	-5.3%	―	-16.2%
As Adjusted	96.9%	109.6%	70.5%
Risk consulting and internal audit services
As Reported	61.6%	62.6%	57.6%
Billing Days Impact	0.0%	0.2%	-0.8%
Currency Impact	-2.8%	―	-13.3%
As Adjusted	58.8%	62.8%	43.5%
Gross Margin. The Company’s gross margin dollars were $665 million for the three months ended June 30, 2021, increasing by 59.6% compared to $417 million for the three months ended June 30, 2020. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars for temporary and consultant staffing represent revenues less costs of services, which consist of payroll, payroll taxes and benefit costs for engagement professionals, and reimbursable expenses. The key drivers of gross margin are: i) pay-bill spreads, which represent the differential between wages paid to engagement professionals and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company’s client. Gross margin dollars for the Company’s temporary and consultant staffing division were $388 million for the three months ended June 30, 2021, increasing 38.9% compared to $279 million for the three months ended June 30, 2020. As a percentage of revenues, gross margin for temporary and consultant staffing was 39.7% for the three months ended June 30, 2021, up from 37.1% for the three months ended June 30, 2020. This year-over-year increase in gross margin percentage was primarily attributable to higher pay-bill spreads.

Gross margin dollars for permanent placement staffing represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $143 million for the three months ended June 30, 2021, increasing 102.3% from $71 million for the three months ended June 30, 2020. Because reimbursable expenses for permanent placement staffing are de minimis, gross margin dollars are substantially explained by revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $133 million for the three months ended June 30, 2021, increasing 101% compared to $66 million for the three months ended June 30, 2020. As a percentage of revenues, reported gross margin for risk consulting and internal audit services in the first three months of 2021 was 29.1%, up from 23.4% in the first three months of 2020. As a percentage of revenues, adjusted gross margin dollars for risk consulting and internal audit services were 30.0% the second quarter of 2021, up from 25.7% in the second quarter of 2020. The year-over-year increase in adjusted gross margin percentage was due primarily to higher staff utilization rates.
Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation, and occupancy costs. The Company’s selling, general and administrative expenses were $488 million for the three months ended June 30, 2021, increasing 19.9% from $407 million for the three months ended June 30, 2020. As a percentage of revenues, the Company’s reported selling, general and administrative expenses were 30.9% for the second quarter of 2021, down from 36.7% the second quarter of 2020. As a percentage of revenues, the Company’s adjusted selling, general and administrative expenses were 29.4% in the second quarter of 2021 compared to 32.9% in the second quarter of 2020. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $315 million for the three months ended June 30, 2021, increasing 8.8% from $290 million for the three months ended June 30, 2020. As a percentage of revenues, reported selling, general and administrative expenses for temporary and consultant staffing were 32.2% in the second quarter of 2021, down from 38.4% in the second quarter of 2020. As a percentage of revenues, adjusted selling, general and administrative expenses for temporary and consultant staffing were 30.1% in the second quarter of 2021, down from 33.3% in the second quarter of 2020 due primarily to positive leverage from an increase in revenues.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $115 million for the three months ended June 30, 2021, increasing by 54.3% compared to $75 million for the three months ended June 30, 2020. As a percentage of revenues, reported selling, general and administrative expenses for permanent placement staffing were 80.4% in the second quarter of 2021, down from 105.3% in the second quarter of 2020. As a percentage of revenues, adjusted selling, general and administrative expenses for permanent placement staffing was 78.6% in the second quarter of 2021, down from 100.2% in the second quarter of 2020 due primarily to positive leverage from an increase in revenues.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $58 million for the three months ended June 30, 2021, increasing by 34.5% compared to $43 million for the three months ended June 30, 2020. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 12.5% in the second quarter of 2021, down from 15.1% in the second quarter of 2020 due primarily to positive leverage from an increase in revenues.

A reconciliation of the non-GAAP adjusted summary of operations to the reported summary of operations, for the three months ended June 30, 2021 and 2020 is presented in the following table (in thousands):

	Three Months Ended June 30,						Relationships
	2021			2020			2021	2020	2021	2020
	Reported	Adjustments	Adjusted (1)	Reported	Adjustments	Adjusted (1)	Reported		Adjusted
SERVICE REVENUES:
Accountemps	$453,342	$—	$453,342	$331,542	$—	$331,542	28.6%	29.9%	28.6%	29.9%
OfficeTeam	263,192	—	263,192	136,299	—	136,299	16.7%	12.3%	16.7%	12.3%
Robert Half Technology	194,233	—	194,233	162,028	—	162,028	12.3%	14.6%	12.3%	14.6%
Robert Half Management Resources	210,550	—	210,550	165,031	—	165,031	13.3%	14.9%	13.3%	14.9%
Elimination of intersegment revenues	(143,036)	—	(143,036)	(41,514)	—	(41,514)	(9.0%)	(3.7%)	(9.0%)	(3.7%)
Temporary and consultant staffing	978,281	—	978,281	753,386	—	753,386	61.9%	68.0%	61.9%	68.0%
Permanent placement staffing	143,640	—	143,640	71,030	—	71,030	9.1%	6.4%	9.1%	6.4%
Protiviti	458,660	—	458,660	283,910	—	283,910	29.0%	25.6%	29.0%	25.6%
Total	$1,580,581	$—	$1,580,581	$1,108,326	$—	$1,108,326	100.0%	100.0%	100.0%	100.0%

GROSS MARGIN:
Temporary and consultant staffing	$388,070	$—	$388,070	$279,302	$—	$279,302	39.7%	37.1%	39.7%	37.1%
Permanent placement staffing	143,454	—	143,454	70,906	—	70,906	99.9%	99.8%	99.9%	99.8%
Protiviti	133,348	4,153	137,501	66,327	6,542	72,869	29.1%	23.4%	30.0%	25.7%
Total	$664,872	$4,153	$669,025	$416,535	$6,542	$423,077	42.1%	37.6%	42.3%	38.2%

SELLING GENERAL AND ADMINISTRATIVE EXPENSE:
Temporary and consultant staffing	$315,114	$(21,054)	$294,060	$289,645	$(38,733)	$250,912	32.2%	38.4%	30.1%	33.3%
Permanent placement staffing	115,458	(2,603)	112,855	74,806	(3,652)	71,154	80.4%	105.3%	78.6%	100.2%
Protiviti	57,521		57,521	42,762	—	42,762	12.5%	15.1%	12.5%	15.1%
Total	$488,093	$(23,657)	$464,436	$407,213	$(42,385)	$364,828	30.9%	36.7%	29.4%	32.9%

OPERATING/SEGMENT INCOME:
Temporary and consultant staffing	$72,956	$21,054	$94,010	$(10,343)	$38,733	$28,390	7.5%	(1.4%)	9.6%	3.8%
Permanent placement staffing	27,996	2,603	30,599	(3,900)	3,652	(248)	19.5%	(5.5%)	21.3%	(0.3%)
Protiviti	75,827	4,153	79,980	23,565	6,542	30,107	16.5%	8.3%	17.4%	10.6%
Total	$176,779	$27,810	$204,589	$9,322	$48,927	$58,249	11.2%	0.8%	12.9%	5.3%
Amortization of intangible assets	576	—	576	330	—	330	0.0%	0.0%	0.0%	0.1%
(Income) loss from investments held in employee deferred compensation trusts	(27,810)	27,810	—	(48,927)	48,927	—	1.7%	4.4%	0.0%	0.0%
Interest expense (income), net	151	—	151	(105)	—	(105)	0.0%	0.0%	0.0%	0.0%
Income before income taxes	$203,862	$—	$203,862	$58,024	$—	$58,024	12.9%	5.2%	12.9%	5.2%
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

Income from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation obligation to employees changes accordingly. Changes in the Company’s deferred compensation obligations noted above remain in selling, general and administrative or in the case of the Company’s risk consulting and internal audit services division, costs of services. The value of the related investment trust assets also changes by the equal and offsetting amount, leaving no net costs to the Company. The Company’s income from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments. The Company’s income from investments held in employee deferred compensation trusts was $28 million and $49 million for the three months ended June 30, 2021 and 2020, respectively.
Income Before Income Taxes and Segment Income. The Company’s total income before income taxes was $204 million, or 12.9% of revenues, for the three months ended June 30, 2021, up from $58 million or 5.2% of revenues, for the three months ended June 30, 2020. Combined segment income was $205 million, or 12.9% of revenues, for the three months ended June 30, 2021, up from $58 million or 5.3% of revenues, for the three months ended June 30, 2020.
The following table provides a reconciliation of the non-GAAP combined segment income to reported income before income taxes for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020

Income before income taxes	$203,862	$58,024
Interest expense (income), net	151	(105)
Amortization of intangible assets	576	330
Combined segment income	$204,589	$58,249
For the Company’s temporary and consultant staffing division, segment income was $94 million, or 9.6% of applicable revenues, for the three months ended June 30, 2021, up from $28 million, or 3.8% of applicable revenues, for the three months ended June 30, 2020. For the Company’s permanent placement staffing division, segment income was $31 million, or 21.3% of applicable revenues, for the three months ended June 30, 2021, up from segment loss of $0.2 million, or (0.3)% of applicable revenues, for the three months ended June 30, 2020. For the Company’s risk consulting and internal audit services division, segment income was $80 million, or 17.4% of applicable revenues, for the three months ended June 30, 2021, up from segment income of $30 million or 10.6% of applicable revenues, for the three months ended June 30, 2020.

Provision for income taxes. The provision for income taxes was 26.8% and 20.4% for the three months ended June 30, 2021 and 2020, respectively. The comparative rate in 2020 was lower than normal due to adjustments made to the estimates of the pandemic impact to the 2020 tax rate.

Six Months Ended June 30, 2021 and 2020
Revenues. The Company’s revenues were $2.98 billion for the six months ended June 30, 2021, increasing by 13.9% compared to $2.62 billion for the six months ended June 30, 2020. Revenues from foreign operations represented 23% of total revenues for the six months ended June 30, 2021, up from 22% of total revenues for the six months ended June 30, 2020. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing revenues were $1.87 billion for the six months ended June 30, 2021, increasing by 1.2% compared to revenues of $1.85 billion for the six months ended June 30, 2020. Key drivers of temporary and consultant staffing revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. On an as adjusted basis, temporary and consultant staffing revenues were flat for the first half of 2021, compared to the first half of 2020. In the U.S., revenues in the first half of 2021 decreased 0.8% on an as reported basis and decreased 0.1% on an as adjusted basis, compared to the first half of 2020. For the Company’s international operations, revenues for the first half of 2021 increased 8.4% on an as reported basis and increased 0.3% on an as adjusted basis, compared to the first half of 2020.
Permanent placement staffing revenues were $255 million for the six months ended June 30, 2021, increasing by 33.3% compared to revenues of $192 million for the six months ended June 30, 2020. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. On an as adjusted basis, permanent placement staffing revenues increased 30.9% for the first half of 2021, compared to the first half of 2020, driven by a increase in number of placements. In the U.S., revenues for the first half of 2021 increased 31.2% on an as reported basis and 32.0% on an as adjusted basis, compared to the first half of 2020. For the Company’s international operations, revenues for the first half of 2021 increased 38.2% on an as reported basis and 28.3% on an as adjusted basis, compared to the first half of 2020. Historically, demand for permanent placement staffing is even more sensitive to economic and labor market conditions than demand for temporary and consultant staffing and this is expected to continue.
Risk consulting and internal audit services revenues were $856 million for the six months ended June 30, 2021, increasing by 48.1% compared to revenues of $578 million for the six months ended June 30, 2020. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On an as adjusted basis, risk consulting and internal audit services revenues increased 46.6% for the first half of 2021, compared to the first half of 2020, due primarily to an increase in billable hours. In the U.S., revenues in the first half of 2021 increased 48.8% on an as reported basis and 49.7% on an as adjusted basis, compared to the first half of 2020. The Company’s risk consulting and internal audit services revenues for the first half of 2021 from international operations increased 45.5% on an as reported basis and 34.8% on an as adjusted basis, compared to the first half of 2020.

A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the six months ended June 30, 2021, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	1.2%	-0.8%	8.4%
Billing Days Impact	0.6%	0.7%	0.5%
Currency Impact	-1.8%	―	-8.6%
As Adjusted	0.0%	-0.1%	0.3%
Permanent placement staffing
As Reported	33.3%	31.2%	38.2%
Billing Days Impact	0.8%	0.8%	0.7%
Currency Impact	-3.2%	―	-10.6%
As Adjusted	30.9%	32.0%	28.3%
Risk consulting and internal audit services
As Reported	48.1%	48.8%	45.5%
Billing Days Impact	0.9%	0.9%	0.8%
Currency Impact	-2.4%	―	-11.5%
As Adjusted	46.6%	49.7%	34.8%

Gross Margin. The Company’s gross margin dollars were $1.23 billion for the six months ended June 30, 2021, increasing by 19% compared to $1.03 billion for the six months ended June 30, 2020. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars for temporary and consultant staffing represent revenues less costs of services, which consist of payroll, payroll taxes and benefit costs for engagement professionals, and reimbursable expenses. The key drivers of gross margin are: i) pay-bill spreads, which represent the differential between wages paid to engagement professionals and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company’s client. Gross margin dollars for the Company’s temporary and consultant staffing division were $733 million for the six months ended June 30, 2021, increasing 5.9% compared to $692 million for the six months ended June 30, 2020. As a percentage of revenues, gross margin for temporary and consultant staffing was 39.2% for the six months ended June 30, 2021, up from 37.5% for the six months ended June 30, 2020. This year-over-year increase in gross margin percentage was primarily attributable to higher pay-bill spreads.
Gross margin dollars for permanent placement staffing represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $255 million for the six months ended June 30, 2021, increasing 33.4% from $191 million for the six months ended June 30, 2020. Because reimbursable expenses for permanent placement staffing are de minimis, gross margin dollars are substantially explained by revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $239 million for the six months ended June 30, 2021, increasing 61.8% compared to $147 million for the six months ended June 30, 2020. As a percentage of revenues, reported gross margin for risk consulting and internal audit services in the first half of 2021 was 27.9%, up from 25.5% in the first half of 2020. As a percentage of revenues, adjusted gross margin dollars for risk consulting and internal audit services were 28.6% the first half of 2021, up from 26.0% in the first half of 2020. The year-over-year increase in adjusted gross margin percentage was due primarily to higher staff utilization rates.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation, and occupancy costs. The Company’s selling, general and administrative expenses were $911 million for the six months ended June 30, 2021, increasing 7.2% from $850 million for the six months ended June 30, 2020. As a percentage of revenues, the Company’s reported selling, general and administrative expenses were 30.6% for the first half of 2021, down from 32.5% the first half of 2020. As a percentage of revenues, the Company’s adjusted selling, general and administrative expenses were 29.4% in the first half of 2021 down from 32.3% in the first half of 2020. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $594 million for the six months ended June 30, 2021, increasing 3.2% from $575 million for the six months ended June 30, 2020. As a percentage of revenues, reported selling, general and administrative expenses for temporary and consultant staffing were 31.8% in the first half of 2021, up from 31.2% in the first half of 2020. As a percentage of revenues, adjusted selling, general and administrative expenses for temporary and consultant staffing were 30.2% in the first half of 2021, down from 30.9% in the first half of 2020 due primarily to positive leverage from an increase in revenues and reduction in expenses from cost cutting initiatives implemented throughout 2020.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $210 million for the six months ended June 30, 2021, increasing by 16.2% compared to $181 million for the six months ended June 30, 2020. As a percentage of revenues, reported selling, general and administrative expenses for permanent placement staffing were 82.4% in the first half of 2021, down from 94.5% in the first half of 2020. As a percentage of revenues, adjusted selling, general and administrative expenses for permanent placement staffing was 81.0% in the first half of 2021, down from 94.3% in the first half of 2020 due primarily to positive leverage from an increase in revenues.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $107 million for the six months ended June 30, 2021, increasing by 14.3% compared to $94 million for the six months ended June 30, 2020. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 12.5% in the first half of 2021, down from 16.2% in the first half of 2020 due primarily to positive leverage from an increase in revenues.

A reconciliation of the non-GAAP adjusted summary of operations to the reported summary of operations, for the six months ended June 30, 2021 and 2020 is presented in the following table (in thousands):

	Six Months Ended June 30,						Relationships
	2021			2020			2021	2020	2021	2020
	Reported	Adjustments	Adjusted (1)	Reported	Adjustments	Adjusted (1)	Reported		Adjusted
SERVICE REVENUES:
Accountemps	$870,448	$—	$870,448	$821,426	$—	$821,426	29.3%	31.4%	29.3%	31.4%
OfficeTeam	483,665	—	483,665	376,278	—	376,278	16.2%	14.4%	16.2%	14.4%
Robert Half Technology	366,406	—	366,406	358,680	—	358,680	12.3%	13.7%	12.3%	13.7%
Robert Half Management Resources	393,878	—	393,878	376,908	—	376,908	13.2%	14.4%	13.2%	14.4%
Elimination of intersegment revenues	(246,840)	—	(246,840)	(87,786)	—	(87,786)	(8.3%)	(3.4%)	(8.3%)	(3.4%)
Temporary and consultant staffing	1,867,557	—	1,867,557	1,845,506	—	1,845,506	62.7%	70.6%	62.7%	70.6%
Permanent placement staffing	255,344	—	255,344	191,519	—	191,519	8.6%	7.3%	8.6%	7.3%
Protiviti	856,060	—	856,060	577,992	—	577,992	28.7%	22.1%	28.7%	22.1%
Total	$2,978,961	$—	$2,978,961	$2,615,017	$—	$2,615,017	100.0%	100.0%	100.0%	100.0%

GROSS MARGIN:
Temporary and consultant staffing	$733,003	$—	$733,003	$692,298	$—	$692,298	39.2%	37.5%	39.2%	37.5%
Permanent placement staffing	254,951	—	254,951	191,186	—	191,186	99.8%	99.8%	99.8%	99.8%
Protiviti	238,629	5,842	244,471	147,439	2,871	150,310	46.5%	25.5%	28.6%	26.0%
Total	$1,226,583	$5,842	$1,232,425	$1,030,923	$2,871	$1,033,794	27.9%	39.4%	41.4%	39.5%

SELLING GENERAL AND ADMINISTRATIVE EXPENSE:
Temporary and consultant staffing	$593,627	$(30,312)	$563,315	$575,290	$(5,146)	$570,144	31.8%	31.2%	30.2%	30.9%
Permanent placement staffing	210,360	(3,643)	206,717	181,057	(534)	180,523	82.4%	94.5%	81.0%	94.3%
Protiviti	107,168	—	107,168	93,734	—	93,734	12.5%	16.2%	12.5%	16.2%
Total	$911,155	$(33,955)	$877,200	$850,081	$(5,680)	$844,401	30.6%	32.5%	29.4%	32.3%

OPERATING/SEGMENT INCOME:
Temporary and consultant staffing	$139,376	$30,312	$169,688	$117,008	$5,146	$122,154	7.5%	6.3%	9.1%	6.6%
Permanent placement staffing	44,591	3,643	48,234	10,129	534	10,663	17.5%	5.3%	18.9%	5.6%
Protiviti	131,461	5,842	137,303	53,705	2,871	56,576	15.4%	9.3%	16.0%	9.8%
Total	$315,428	$39,797	$355,225	$180,842	$8,551	$189,393	10.6%	6.9%	11.9%	7.2%
Amortization of intangible assets	1,152	—	1,152	668	—	668	0.0%	0.1%	0.0%	0.1%
(Income) loss from investments held in employee deferred compensation trusts	(39,797)	39,797	—	(8,551)	8,551	—	1.3%	0.3%	0.0%	0.0%
Interest expense (income), net	105	—	105	(1,062)	—	(1,062)	0.0%	0.0%	0.0%	0.0%
Income before income taxes	$353,968	$—	$353,968	$189,787	$—	$189,787	11.9%	7.3%	11.9%	7.3%
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

Income from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation obligation to employees changes accordingly. Changes in the Company’s deferred compensation obligations noted above remain in selling, general and administrative or in the case of the Company’s risk consulting and internal audit services division, costs of services. The value of the related investment trust assets also changes by the equal and offsetting amount, leaving no net costs to the Company. The Company’s income from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments. The Company’s income from investments held in employee deferred compensation trusts was $40 million for the six months ended June 30, 2021, up from $9 million for the six months ended June 30, 2020. The increase in income from trust investments was due to positive market returns in 2021.
Income Before Income Taxes and Segment Income. The Company’s total income before income taxes was $354 million, or 11.9% of revenues, for the six months ended June 30, 2021, up from $190 million or 7.3% of revenues, for the six months ended June 30, 2020. Combined segment income was $355 million, or 11.9% of revenues, for the six months ended June 30, 2021, up from $189 million or 7.2% of revenues, for the six months ended June 30, 2020.
The following table provides a reconciliation of the non-GAAP combined segment income to reported income before income taxes for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020

Income before income taxes	$353,968	$189,787
Interest expense (income), net	105	(1,062)
Amortization of intangible assets	1,152	668
Combined segment income	$355,225	$189,393
For the Company’s temporary and consultant staffing division, segment income was $170 million, or 9.1% of applicable revenues for the six months ended June 30, 2021, up from $122 million, or 6.6% of applicable revenues for the six months ended June 30, 2020. For the Company’s permanent placement staffing division, segment income was $48 million, or 18.9% of applicable revenues in the first half of 2021, up from segment income of $11 million, or 5.6% of applicable revenues, in the first half of 2020. For the Company’s risk consulting and internal audit services division, segment income was $137 million, or 16.0% of applicable revenues in the first half of 2021, compared to segment income of $57 million or 9.8% of applicable revenues, in the first half of 2020.

Provision for income taxes. The provision for income taxes was 26.6% and 28.3% for the six months ended June 30, 2021 and 2020, respectively. The 2020 rate was elevated based on lesser coverage of non-deductible tax items due to lower estimated pandemic-impacted income.

Liquidity and Capital Resources
The change in the Company’s liquidity during the six months ended June 30, 2021 and 2020, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, investment in employee deferred compensation trusts, net of redemptions from employee deferred compensation trusts, repurchases of common stock, and payment of dividends.
Cash and cash equivalents were $543 million and $501 million at June 30, 2021 and 2020, respectively. Operating activities provided $233 million during the six months ended June 30, 2021, offset by $31 million and $232 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $426 million during the six months ended June 30, 2020, offset by $43 million and $149 million of net cash used in investing activities and financing activities, respectively.
Operating activities—Net cash provided by operating activities for the six months ended June 30, 2021, was composed of net income of $260 million adjusted upward for non-cash items of $32 million, offset by net cash used in changes in working capital of $59 million. Net cash provided by operating activities for the six months ended June 30, 2020, was composed of net income of $136 million adjusted upward for non-cash items of $62 million and net cash provided by changes in working capital of $228 million.
Investing activities—Cash used in investing activities for the six months ended June 30, 2021, was $31 million. This was composed of capital expenditures of $16 million and investment in employee deferred compensation trusts of $42 million, offset by proceeds from employee deferred compensation trusts redemptions of $27 million. Cash used in investing activities for the six months ended June 30, 2020, was $43 million. This was composed of capital expenditures of $22 million and investment in employee deferred compensation trusts of $49 million, offset by proceeds from employee deferred compensation trusts redemptions of $28 million.
Financing activities—Cash used in financing activities for the six months ended June 30, 2021, was $232 million. This included repurchases of $146 million in common stock and $86 million in dividends paid to stockholders. Cash used in financing activities for the six months ended June 30, 2020, was $149 million. This included repurchases of $70 million in common stock and $79 million in dividends paid to stockholders.
As of June 30, 2021, the Company is authorized to repurchase, from time to time, up to 8.4 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the six months ended June 30, 2021 and 2020, the Company repurchased 1.5 million shares, at a cost of $124 million, and 1.0 million shares, at a cost of $51 million, on the open market, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the six months ended June 30, 2021 and 2020, such repurchases totaled 0.3 million shares, at a cost of $19 million, and 0.3 million shares, at a cost of $12 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital at June 30, 2021, included $543 million in cash and cash equivalents and $908 million in accounts receivable, both of which will be a significant source of ongoing liquidity and financial resilience. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.

We have limited visibility into future cash flows as the Company’s revenues are dependent on macroeconomic conditions. The Company’s variable direct costs related to its temporary and consultant staffing business will largely fluctuate in relation to its revenues.
In May 2021, the Company entered into an amendment (“Amendment No. 1”) to extend the maturity of its $100 million unsecured revolving credit facility (the “Credit Agreement”) to May 2024. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the LIBOR, or an alternative base rate, plus an applicable margin. The Credit Agreement is subject to certain financial covenants and the Company was in compliance with these covenants as of June 30, 2021. There were no borrowings under the Credit Agreement as of June 30, 2021.
On August 3, 2021, the Company announced a quarterly dividend of $.38 per share to be paid to all shareholders of record as of August 25, 2021. The dividend will be paid on September 15, 2021.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
We continue to monitor the global economic uncertainty as a result of coronavirus (“COVID-19”) to assess the impact on the Company’s results of operations, financial condition, and liquidity. We continue to face uncertainty in making the judgments and estimates needed to apply the Company’s significant accounting policies. Actual results and outcomes may differ from management’s estimates and assumptions.
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
For the six months ended June 30, 2021, approximately 22.9% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, and Australian dollar, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.
During the first six months of 2021, the U.S. dollar fluctuated, and generally weakened, against the primary currencies in which the Company conducts business, compared to one year ago. Currency exchange rates had the effect of increasing reported service revenues by $32.0 million, or 2.9%, in the first half of 2021 compared to the same period one year ago. The general weakening of the U.S. dollar also affected the reported level of expenses incurred in the Company’s foreign operations. Because substantially all the Company’s foreign operations generated revenues and incurred expenses within the same country and currency, the effect of higher reported revenues is largely offset by the increase in reported operating expenses. Reported net income was $2.2 million, or 4.8%, higher in the first half of 2021 compared to the same period one year ago due to the effect of currency exchange rates.
For the one month ended July 31, 2021, the U.S. dollar has strengthened against the Euro, Australian dollar and Canadian dollar, but weakened against the British pound since June 30, 2021. If currency exchange rates were to remain at June 30, 2021 levels throughout the remainder of 2021, the currency impact on the Company’s full-year reported revenues and operating expenses would be nearly flat compared to full year 2020 results. Should current trends continue, the impact to reported net income would be immaterial.
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

Changes in Internal Control Over Financial Reporting
The Company implemented a new financial processing system during the quarter ended June 30, 2021. This implementation involved the migration of our general ledger and multiple legacy systems and users to a new platform. In connection with this implementation, we modified the design and documentation of our internal control processes and procedures relating to the new system. Except as otherwise described, there have been no other changes to our internal controls over financial reporting as defined in Rule 13a-15 of the Securities Exchange Act of 1934 that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (c)
April 1, 2021 to April 30, 2021.	50,000		$87.91	50,000	9,101,000
May 1, 2021 to May 31, 2021	204,000		$87.91	204,000	8,897,000
June 1, 2021 to June 30, 2021	463,242	(a)	$88.56	463,201	8,433,799
Total April 1, 2021 to June 30, 2021	717,242			717,201

(a)     Includes 41 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.

(b)     Commencing in October 1997, the Company's Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company's common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 128,000,000 shares have been authorized for repurchase of which 119,566,201 shares have been repurchased as of June 30, 2021.
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

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ Michael C. Buckley
Michael C. Buckley Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: August 4, 2021