Form 10-Q
period 2021-09-30
ROBERT HALF INTERNATIONAL INC.
filed 2021-10-29
CIK 315213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 FORM 10-Q
______________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2021:
111,330,204 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$633,719	$574,426
Accounts receivable, net	1,005,633	714,163
Employee deferred compensation trust assets	462,260	406,634
Other current assets	132,139	147,515
Total current assets	2,233,751	1,842,738
Property and equipment, net	93,016	109,817
Right-of-use assets	231,927	262,688
Other intangible assets, net	3,852	5,594
Goodwill	222,892	223,055
Noncurrent deferred income taxes	146,280	113,532
Total assets	$2,931,718	$2,557,424
LIABILITIES
Accounts payable and accrued expenses	$168,720	$130,770
Accrued payroll and benefit costs	557,913	397,877
Employee deferred compensation plan obligations	492,147	435,121
Income taxes payable	42,660	4,015
Notes payable	62	239
Current operating lease liabilities	80,100	78,604
Total current liabilities	1,341,602	1,046,626
Noncurrent operating lease liabilities	188,469	223,869
Other liabilities	85,604	81,640
Total liabilities	1,615,675	1,352,135
Commitments and Contingencies (Note J)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 260,000,000 shares; issued and outstanding 111,228,929 shares and 113,127,501 shares	111	113
Additional paid-in capital	1,222,117	1,179,972
Accumulated other comprehensive income (loss)	(19,100)	(4,732)
Retained earnings	112,915	29,936
Total stockholders’ equity	1,316,043	1,205,289
Total liabilities and stockholders’ equity	$2,931,718	$2,557,424

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Service revenues	$1,712,566	$1,189,897	$4,691,527	$3,804,914
Costs of services	987,239	722,551	2,739,618	2,306,630
Gross margin	725,327	467,346	1,951,909	1,498,284
Selling, general and administrative expenses	495,576	390,799	1,406,731	1,240,879
(Income) loss from investments held in employee deferred compensation trusts (which is completely offset by related costs and expenses - Notes A & I)	1,759	(26,095)	(38,039)	(34,630)
Amortization of intangible assets	572	334	1,724	1,002
Interest income, net	(238)	(202)	(145)	(1,264)
Income before income taxes	227,658	102,510	581,638	292,297
Provision for income taxes	56,787	26,761	150,956	80,437
Net income	$170,871	$75,749	$430,682	$211,860

Net income per share:
Basic	$1.55	$.67	$3.89	$1.88
Diluted	$1.53	$.67	$3.85	$1.87

Shares:
Basic	110,176	112,809	110,816	112,953
Diluted	111,490	113,355	111,954	113,444
Dividends declared per share	$.38	$.34	$1.14	$1.02

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
COMPREHENSIVE INCOME (LOSS):
Net income	$170,871	$75,749	$430,682	$211,860
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(10,046)	11,156	(14,485)	3,990
Foreign defined benefit plans, net of tax	38	—	117	—
Total other comprehensive income (loss)	(10,008)	11,156	(14,368)	3,990
Total comprehensive income (loss)	$160,863	$86,905	$416,314	$215,850

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2020	113,128	$113	$1,179,972	$(4,732)	$29,936	$1,205,289
Net income	—	—	—	—	110,598	110,598
Other comprehensive income (loss)	—	—	—	(8,797)	—	(8,797)
Dividends declared ($.38 per share)	—	—	—	—	(43,300)	(43,300)
Net issuances of restricted stock	602	1	(1)	—	—	—
Stock-based compensation	—	—	14,182	—	—	14,182
Repurchases of common stock	(1,048)	(1)	—	—	(80,272)	(80,273)
Balance at March 31, 2021	112,682	$113	$1,194,153	$(13,529)	$16,962	$1,197,699

Net income	—	—	—	—	149,213	149,213
Other comprehensive income (loss)	—	—	—	4,437	—	4,437
Dividends declared ($.38 per share)	—	—	—	—	(42,720)	(42,720)
Net issuances of restricted stock	5	—	—	—	—	—
Stock-based compensation	—	—	13,903	—	—	13,903
Repurchases of common stock	(717)	(1)	—	—	(63,281)	(63,282)
Balance at June 30, 2021	111,970	$112	$1,208,056	$(9,092)	$60,174	$1,259,250

Net income	—	—	—	—	170,871	170,871
Other comprehensive income (loss)	—	—	—	(10,008)	—	(10,008)
Dividends declared ($.38 per share)	—	—	—	—	(42,463)	(42,463)
Net issuances of restricted stock	1	—	—	—	—	—
Stock-based compensation	—	—	14,061	—	—	14,061
Repurchases of common stock	(742)	(1)	—	—	(75,667)	(75,668)
Balance at September 30, 2021	111,229	$111	$1,222,117	$(19,100)	$112,915	$1,316,043

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

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$430,682	$211,860
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	7,262	4,579
Depreciation	40,536	47,097
Amortization of cloud computing implementation costs	20,776	12,631
Amortization of intangible assets	1,724	1,002
Realized and unrealized gains from investments held in employee deferred compensation trusts	(30,625)	(32,743)
Stock-based compensation	42,146	39,623
Deferred income taxes	(32,777)	(20,021)
Changes in operating assets and liabilities:
Accounts receivable	(308,823)	138,350
Capitalized cloud computing implementation costs	(23,735)	(26,121)
Accounts payable and accrued expenses	32,140	9,030
Accrued payroll and benefit cost	166,239	107,906
Employee deferred compensation plan obligations	56,929	44,101
Income taxes payable	41,435	15,284
Other assets and liabilities, net	14,356	12,063
Net cash flows provided by operating activities	458,265	564,641

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24,797)	(28,878)
Investments in employee deferred compensation trusts	(55,940)	(48,205)
Proceeds from employee deferred compensation trust redemptions	30,939	33,651
Net cash flows used in investing activities	(49,798)	(43,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(177)	(162)
Repurchases of common stock	(212,088)	(91,013)
Dividends paid	(128,337)	(117,301)
Net cash flows used in financing activities	(340,602)	(208,476)
Effect of exchange rate fluctuations	(8,572)	3,789
Change in cash and cash equivalents	59,293	316,522
Cash and cash equivalents at beginning of period	574,426	270,478
Cash and cash equivalents at end of period	$633,719	$587,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Stock repurchases awaiting settlement	$10,239	$2,640
Fund exchanges within employee deferred compensation trusts	$81,955	$182,616

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2021

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
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of September 30, 2021, such estimates include allowances for credit losses, variable consideration, workers’ compensation losses, income and other taxes, and assumptions used in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions. We continue to monitor the global economic uncertainty as a result of coronavirus (“COVID-19”) to assess the impact on the Company’s results of operations, financial condition, and liquidity. Actual results and outcomes may differ from management’s estimates and assumptions.
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

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2021
Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs were $13.9 million and $34.1 million for the three and nine months ended September 30, 2021, respectively, and $7.7 million and $28.9 million for the three and nine months ended September 30, 2020, respectively.
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
The following table presents the Company’s (income) loss from investments held in employee deferred compensation trusts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Dividend income	$(4,565)	$(443)	$(7,414)	$(1,887)
Realized and unrealized (gains) losses	6,324	(25,652)	(30,625)	(32,743)
(Income) loss from investments held in employee deferred compensation trusts	$1,759	$(26,095)	$(38,039)	$(34,630)
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
September 30, 2021
The following table sets forth the composition of the underlying assets which comprise the Company’s deferred compensation trust assets (in thousands):

	Fair Value Measurements Using
	Balance at September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$65,681	$65,681	—	—
Mutual funds - bond	29,720	29,720	—	—
Mutual funds - stock	278,816	278,816	—	—
Mutual funds - blend	88,043	88,043	—	—
	$462,260	$462,260	—	—

	Fair Value Measurements Using
	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$69,681	$69,681	—	—
Mutual funds - bond	27,282	27,282	—	—
Mutual funds - stock	234,667	234,667	—	—
Mutual funds - blend	75,004	75,004	—	—
	$406,634	$406,634	—	—

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

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2021
The following table sets forth the activity in the allowance for credit losses from January 1, 2020, through September 30, 2021 (in thousands):

Allowance for Credit Losses
Balance as of January 1, 2020	$23,443
Charges to expense	4,200
Deductions	(7,906)
Other, including translation adjustments	(120)
Balance as of December 31, 2020	$19,617
Charges to expense	7,262
Deductions	(5,541)
Other, including translation adjustments	(695)
Balance as of September 30, 2021	$20,643
Internal-use Software. The Company capitalizes direct costs incurred in the development of internal-use software. Cloud computing implementation costs incurred in hosting arrangements are capitalized and reported as a component of other current assets. All other internal-use software development costs are capitalized and reported as a component of computer software within property and equipment on the unaudited Condensed Consolidated Statements of Financial Position. Capitalized internal-use software development costs were $9.5 million and $29.0 million for the three and nine months ended September 30, 2021, respectively, and $8.8 million and $31.7 million for the three and nine months ended September 30, 2020, respectively.
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
September 30, 2021
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

The following table presents the Company’s service revenues disaggregated by line of business (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Accountemps	$492,558	$351,598	$1,363,007	$1,173,024
OfficeTeam	279,370	173,685	763,035	549,963
Robert Half Technology	215,500	161,007	581,905	519,687
Robert Half Management Resources	239,807	154,917	633,685	531,826
Elimination of intersegment revenues (a)	(172,534)	(59,816)	(419,375)	(147,603)
Temporary and consultant staffing	1,054,701	781,391	2,922,257	2,626,897
Permanent placement staffing	156,444	87,203	411,788	278,722
Risk consulting and internal audit services	501,421	321,303	1,357,482	899,295
Service revenues	$1,712,566	$1,189,897	$4,691,527	$3,804,914

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
September 30, 2021
Payment terms in the Company’s contracts vary by the type of the Company’s customer and the services offered. The term between invoicing and when payment is due is not significant.
Contracts with multiple performance obligations are recognized as performance obligations are delivered, and contract value is allocated based on relative stand-alone selling values of the services and products in the arrangement. As of September 30, 2021, aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year was $135.4 million. Of this amount, $127.9 million is expected to be recognized within the next twelve months. As of September 30, 2020, aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year was $108.2 million.
Contract liabilities are recorded when cash payments are received or due in advance of performance and are reflected in accounts payable and accrued expenses on the unaudited Condensed Consolidated Statements of Financial Position. The following table sets forth the activity in contract liabilities from January 1, 2020, through September 30, 2021 (in thousands):

Contract Liabilities
Balance as of January 1, 2020	$12,948
Payments in advance of satisfaction of performance obligations	25,614
Revenue recognized	(20,687)
Other, including translation adjustments	377
Balance as of December 31, 2020	$18,252
Payments in advance of satisfaction of performance obligations	23,204
Revenue recognized	(27,981)
Other, including translation adjustments	478
Balance as of September 30, 2021	$13,953

Note D—Other Current Assets
Other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid expenses	$86,759	$97,674
Other	45,380	49,841
Other current assets	$132,139	$147,515

Note E—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Computer hardware	$153,781	$159,180
Computer software	244,649	250,585
Furniture and equipment	91,358	91,112
Leasehold improvements	163,201	164,807
Property and equipment, cost	652,989	665,684
Accumulated depreciation	(559,973)	(555,867)
Property and equipment, net	$93,016	$109,817

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2021
Note F—Leases
The Company has operating leases for corporate and field offices, and certain equipment. The Company’s leases have remaining lease terms of less than 1 year to 9 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year. Operating lease expenses were $21.6 million and $64.8 million for the three and nine months ended September 30, 2021, respectively, and $20.6 million and $60.5 million for the three and nine months ended September 30, 2020, respectively.
Supplemental cash flow information related to leases consisted of the following (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for operating lease liabilities	$68,509	$62,873
Right-of-use assets obtained in exchange for operating lease liabilities from new leases	$9,733	$34,530
Right-of-use assets obtained in exchange for operating lease liabilities from lease modifications or reassessments	$23,155	$48,151

Supplemental balance sheet information related to leases consisted of the following:

	September 30, 2021	December 31, 2020
Weighted average remaining lease term for operating leases	4.0 years	4.5 years
Weighted average discount rate for operating leases	2.4%	2.6%
Future minimum lease payments under non-cancellable leases as of September 30, 2021 were as follows (in thousands):

2021 (excluding the nine months ended September 30, 2021)	$22,453
2022	82,229
2023	65,021
2024	50,773
2025	30,953
Thereafter	31,020
Less: Imputed interest	(13,880)
Present value of operating lease liabilities (a)	$268,569
(a) Includes current portion of $80.1 million for operating leases.

As of September 30, 2021, the Company had additional future minimum lease obligations totaling $5.0 million under operating leases that had not yet commenced. These operating leases include agreements for corporate and field office facilities with lease terms of 1 to 6 years.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2021
Note G—Goodwill
The following table sets forth the activity in goodwill from December 31, 2020 through September 30, 2021 (in thousands):

	Goodwill
	Temporary and consultant staffing	Permanent placement staffing	Risk consulting and internal audit services	Total
Balance as of December 31, 2020	$134,511	$26,180	$62,364	$223,055
Foreign currency translation adjustments	106	16	(285)	(163)
Balance as of September 30, 2021	$134,617	$26,196	$62,079	$222,892
Note H—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Payroll and benefits	$477,121	$311,169
Payroll taxes	60,799	67,712
Workers’ compensation	19,993	18,996
Accrued payroll and benefit costs	$557,913	$397,877
The Company, under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, deferred paying $102.2 million of applicable payroll taxes as of September 30, 2021, of which $51.1 million is expected to be paid during the next 12 months and is included in accrued payroll and benefit costs and the remaining $51.1 million is included in other liabilities on the unaudited Condensed Consolidated Statements of Financial Position. Deferred payroll taxes payable was $102.2 million as of December 31, 2020.
Note I—Employee Deferred Compensation Plan Obligations
The Company provides various qualified defined contribution 401(k) plans covering eligible employees. The plans offer a savings feature with the Company matching employee contributions. Assets of this plan are held by an independent trustee for the sole benefit of participating employees. Nonqualified plans are provided for employees not eligible for the qualified plans. These plans include provisions for salary deferrals and Company matching and discretionary contributions. The asset value of the nonqualified plans was $462.3 million and $406.6 million as of September 30, 2021 and December 31, 2020, respectively. The Company holds these assets to satisfy the Company’s liabilities under its deferred compensation plans.
The liability value for the nonqualified plans was $492.1 million and $435.1 million as of September 30, 2021 and December 31, 2020, respectively.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2021
The following table presents the Company’s compensation expense related to its qualified defined contribution plans and nonqualified plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contribution expense	$11,467	$9,753	$34,939	$28,111
Increase (decrease) in employee deferred compensation expense related to changes in the fair value of trust assets	(1,759)	26,095	38,039	34,630
	$9,708	$35,848	$72,978	$62,741
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

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2021
In May 2021, the Company entered into an amendment to extend the maturity of its $100 million unsecured revolving credit facility (the “Credit Agreement”) to May 2024. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the LIBOR, or an alternative base rate, plus an applicable margin. The Credit Agreement is subject to certain financial covenants and the Company was in compliance with these covenants as of September 30, 2021. There were no borrowings under the Credit Agreement as of September 30, 2021.
Note K—Stockholders’ Equity
Stock Repurchase Program. As of September 30, 2021, the Company is authorized to repurchase, from time to time, up to 7.7 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the nine months ended September 30, 2021 and 2020 are reflected in the following table (in thousands):

	Nine Months Ended September 30,
	2021	2020
Common stock repurchased (in shares)	2,254	1,432
Common stock repurchased	$199,569	$74,981

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. The number and the cost of repurchases related to employee stock plans made during the nine months ended September 30, 2021 and 2020 are reflected in the following table (in thousands):

	Nine Months Ended September 30,
	2021	2020
Repurchases related to employee stock plans (in shares)	253	284
Repurchases related to employee stock plans	$19,654	$12,203
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Repurchase activity for the three and nine months ended September 30, 2021 and 2020 is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.
Repurchases of shares and issuances of dividends are applied first to the extent of retained earnings and any remaining amounts are applied to additional paid-in capital.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2021
Note L—Net Income Per Share
The calculation of net income per share for the three and nine months ended September 30, 2021 and 2020 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income	$170,871	$75,749	$430,682	$211,860
Basic:
Weighted average shares	110,176	112,809	110,816	112,953

Diluted:
Weighted average shares	110,176	112,809	110,816	112,953
Dilutive effect of potential common shares	1,314	546	1,138	491
Diluted weighted average shares	111,490	113,355	111,954	113,444

Net income per share:
Basic	$1.55	$.67	$3.89	$1.88
Diluted	$1.53	$.67	$3.85	$1.87

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

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2021
The following table provides a reconciliation of service revenues and segment income by reportable segment to consolidated results for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service revenues
Temporary and consultant staffing	$1,054,701	$781,391	$2,922,257	$2,626,897
Permanent placement staffing	156,444	87,203	411,788	278,722
Risk consulting and internal audit services	501,421	321,303	1,357,482	899,295
	$1,712,566	$1,189,897	$4,691,527	$3,804,914
Segment income
Temporary and consultant staffing	$110,010	$43,779	$279,697	$165,933
Permanent placement staffing	31,030	10,128	79,264	20,791
Risk consulting and internal audit services	86,952	48,735	224,256	105,311
Combined segment income	227,992	102,642	583,217	292,035
Amortization of intangible assets	572	334	1,724	1,002
Interest income, net	(238)	(202)	(145)	(1,264)
Income before income taxes	$227,658	$102,510	$581,638	$292,297

Service revenues presented above are shown net of eliminations of intersegment revenues. Intersegment revenues between temporary and consultant staffing segment and risk consulting and internal audit services segment were $173 million and $419 million for the three and nine months ended September 30, 2021, respectively, and $60 million and $148 million for the three months and nine months ended September 30, 2020, respectively.

Revenue and direct costs related to the intersegment activity are reflected in the risk consulting and internal audit segment, including the costs of candidate payroll, fringe benefits and incremental recruiter compensation.

Note N—Subsequent Events
On October 28, 2021, the Company announced the following:

Quarterly dividend per share	$.38
Declaration date	October 28, 2021
Record date	November 24, 2021
Payment date	December 15, 2021

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain information contained in Management’s Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the future operating results or financial positions of Robert Half International Inc. (the "Company"). These statements may be identified by words such as “estimate”, “forecast”, “project”, “plan”, “intend”, “believe”, “expect”, “anticipate”, or variations or negatives thereof or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. These risks and uncertainties include, but are not limited to, the following: changes to or new interpretations of U.S. or international tax regulations, the global financial and economic situation; the duration and impact of the COVID-19 pandemic and efforts to mitigate its spread; changes in levels of unemployment and other economic conditions in the United States or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of candidates for contract employment or the Company’s ability to attract candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company’s services, on the Company’s ability to maintain its margins; the possibility of the Company incurring liability for its activities, including the activities of its engagement professionals, or for events impacting its engagement professionals on clients’ premises; the possibility that adverse publicity could impact the Company’s ability to attract and retain clients and candidates; the success of the Company in attracting, training, and retaining qualified management personnel and other staff employees; the Company’s ability to comply with governmental regulations affecting personnel services businesses in particular or employer/employee relationships in general; whether there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; the Company’s reliance on short-term contracts for a significant percentage of its business; litigation relating to prior or current transactions or activities, including litigation that may be disclosed from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings; the ability of the Company to manage its international operations and comply with foreign laws and regulations; the impact of fluctuations in foreign currency exchange rates; the possibility that the additional costs the Company will incur as a result of health care reform legislation may adversely affect the Company’s profit margins or the demand for the Company’s services; the possibility that the Company’s computer and communications hardware and software systems could be damaged or their service interrupted or the Company could experience a cybersecurity breach; and the possibility that the Company may fail to maintain adequate financial and management controls and as a result suffer errors in its financial reporting. Additionally, with respect to Protiviti, other risks and uncertainties include the fact that future success will depend on its ability to retain employees and attract clients; there can be no assurance that there will be ongoing demand for broad based consulting, regulatory compliance, technology services, public sector or other high demand advisory services; failure to produce projected revenues could adversely affect financial results; and there is the possibility of involvement in litigation relating to prior or current transactions or activities. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results.
Executive Overview
The Company achieved record levels of service revenues and earnings in the third quarter due to a broad-based, global acceleration in demand for its staffing and business consulting services. During the first three quarters of 2021, service revenues were $4.69 billion, an increase of 23.3% from the prior year. Net income increased 103.3% to $431 million and diluted net income per share increased 105.9% to $3.85.
The future of work increasingly includes flexible, hybrid and fully remote models and the Company can deliver deeper skills and more price-point choices to its clients by expanding candidate searches beyond local markets, leveraging its global office network and advanced AI-driven technologies. This trend, together with elevated employee attrition rates at clients, has contributed to the Company's staffing results recovering from the recent downturn at a faster pace than experienced in the past.
Protiviti continues its trend of consecutive growth, with a highly diversified client base and suite of solution offerings. The collaboration between Protiviti and staffing continues to be a strong differentiator, and growth remains strong across internal audit, technology consulting, risk and compliance consulting, and business performance improvement.
Demand for the Company’s temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services is largely dependent upon general economic and labor trends both domestically and abroad. The United States economic backdrop throughout the first three quarters of 2021 was conducive to growth for the Company as real gross domestic product (“GDP”) grew 6.1%, 6.5%, and 2.0% for the first, second, and third quarter, respectively, while the unemployment rate decreased from 6.7% in December 2020 to 4.8% at the end of the third quarter of 2021. In the United States, the number of job openings exceeded the number of hires at the end of September 2021, creating competition for skilled talent that increases the Company's value to clients. The U.S. labor market remains robust, with significant demand due to talent shortages across professional disciplines.

We monitor various economic indicators and business trends in all of the countries in which we operate to anticipate demand for the Company’s services. We evaluate these trends to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends and productivity metrics. We have limited visibility into future revenues not only due to the dependence on macroeconomic conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, we typically assess headcount and other investments on at least a quarterly basis. During the first three quarters of 2021, the Company increased headcount across all segments, when compared to prior year-end levels.
Capital expenditures, including $23.7 million for cloud computing arrangements, for the nine months ended September 30, 2021, totaled $48.5 million, approximately 84% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s sustainability and future growth opportunities. Capital expenditures for cloud computing arrangements are included in cash flows from operating activities on the Company’s Condensed Consolidated Statements of Cash Flows. Capital expenditures included amounts spent on tenant improvements and furniture and equipment in the Company’s leased offices. We currently expect that 2021 capital expenditures will range from $60 million to $70 million, of which $50 million to $60 million relates to software initiatives and technology infrastructure, including capitalized costs related to implementation of cloud computing arrangements.
Critical Accounting Policies and Estimates
The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes to the Company’s critical accounting policies or estimates for the nine months ended September 30, 2021.
Recent Accounting Pronouncements
See Note B—“New Accounting Pronouncements” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
Results of Operations
Demand for the Company’s temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Because of the inherent difficulty in predicting economic trends, future demand for the Company’s services cannot be forecast with certainty. Third quarter results show that the recovery from the recent economic downturn continues with strong momentum. As we have done historically, the Company will continue to invest in its people, its technology, its brands and its business model to strengthen the ability to connect people to meaningful new work and provide clients with the talent and deep subject matter expertise they need to confidently compete and grow.
The Company’s temporary and permanent placement staffing business has 321 offices in 42 states, the District of Columbia and 17 foreign countries, while Protiviti has 63 offices in 24 states and 12 foreign countries.

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
Variations in the Company’s financial results include the impact of changes in foreign currency exchange rates and billing days. The Company provides “as adjusted” revenue growth calculations to remove the impact of these items. These calculations show the year-over-year revenue growth rates for the Company’s lines of business on both a reported basis and also on an as adjusted basis for global, U.S., and international operations. The Company has provided this data because it focuses on the Company’s revenue growth rates attributable to operating activities and aids in evaluating revenue trends over time. The Company expresses year-over-year revenue changes as calculated percentages using the same number of billing days and constant currency exchange rates.
The following measures: adjusted gross margin; adjusted selling, general and administrative expense; and segment income include gains and losses on investments held to fund the Company’s obligations under employee deferred compensation plans. The Company provides these measures because they are used by management to review its operational results.
Combined segment income is income before income taxes adjusted for interest income, net and amortization of intangible assets. The Company provides combined segment income because it is how the Company evaluates segment performance.
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
Three Months Ended September 30, 2021 and 2020
Revenues. The Company’s revenues were $1.71 billion for the three months ended September 30, 2021, increasing by 43.9% compared to $1.19 billion for three months ended September 30, 2020. Revenues from foreign operations represented 22.2% of total revenues for both the three months ended September 30, 2021 and 2020. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing revenues were $1.05 billion for the three months ended September 30, 2021, increasing by 35.0% compared to revenues of $781 million for the three months ended September 30, 2020. Key drivers of temporary and consultant staffing revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. On an as adjusted basis, temporary and consultant staffing revenues increased 34.0% for the third quarter of 2021, compared to the third quarter of 2020, due primarily to more hours worked by the Company’s engagement professionals on client engagements. In the U.S., revenues in the third quarter of 2021 increased 35.5% on both an as reported basis and on an as adjusted basis, compared to the third quarter of 2020. For the Company’s international operations, revenues for the third quarter of 2021 increased 33.0% on an as reported basis and increased 29.1% on an as adjusted basis, compared to the third quarter of 2020.
Permanent placement staffing revenues were $156 million for the three months ended September 30, 2021, increasing by 79.4% compared to revenues of $87 million for the three months ended September 30, 2020. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. On an as adjusted basis, permanent placement staffing revenues increased 77.7% for the third quarter of 2021, compared to the third quarter of 2020, driven by an increase in number of placements. In the U.S., revenues for the third quarter of 2021 increased 85.1% on both an as reported basis and on an as adjusted basis, compared to the third quarter of 2020. For the Company’s international operations, revenues for the third quarter of 2021 increased 67.3% on an as reported basis and 62.1% on an as adjusted basis, compared to the third quarter of 2020. Historically, demand for permanent placement staffing is even more sensitive to economic and labor market conditions than demand for temporary and consultant staffing and this is expected to continue.
Risk consulting and internal audit services revenues were $501 million for the three months ended September 30, 2021, increasing by 56.1% compared to revenues of $321 million for the three months ended September 30, 2020. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On an as adjusted basis, risk consulting and internal audit services revenues increased 55.1% for the third quarter of 2021, compared to the third quarter of 2020, due primarily to an increase in billable hours. In the U.S., revenues in the third quarter of 2021 increased 53.7% on both an as reported basis and on an as adjusted basis, compared to the third quarter of 2020. The Company’s risk consulting and internal audit services revenues for the third quarter of 2021 from international operations increased 65.9% on an as reported basis and 61.4% on an as adjusted basis, compared to the third quarter of 2020.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended September 30, 2021, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	35.0%	35.5%	33.0%
Billing Days Impact	-0.2%	0.0%	-0.5%
Currency Impact	-0.8%	―	-3.4%
As Adjusted	34.0%	35.5%	29.1%
Permanent placement staffing
As Reported	79.4%	85.1%	67.3%
Billing Days Impact	-0.2%	0.0%	-0.6%
Currency Impact	-1.5%	―	-4.6%
As Adjusted	77.7%	85.1%	62.1%
Risk consulting and internal audit services
As Reported	56.1%	53.7%	65.9%
Billing Days Impact	-0.3%	0.0%	-0.7%
Currency Impact	-0.7%	―	-3.8%
As Adjusted	55.1%	53.7%	61.4%
Gross Margin. The Company’s gross margin dollars were $725 million for the three months ended September 30, 2021, increasing by 55.2% compared to $467 million for the three months ended September 30, 2020. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars for temporary and consultant staffing represent revenues less costs of services, which consist of payroll, payroll taxes and benefit costs for engagement professionals, and reimbursable expenses. The key drivers of gross margin are: i) pay-bill spreads, which represent the differential between wages paid to engagement professionals and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company’s client. Gross margin dollars for the Company’s temporary and consultant staffing division were $421 million for the three months ended September 30, 2021, increasing 43.7% compared to $293 million for the three months ended September 30, 2020. As a percentage of revenues, gross margin for temporary and consultant staffing was 40.0% for the three months ended September 30, 2021, up from 37.5% for the three months ended September 30, 2020. This year-over-year increase in gross margin percentage was primarily attributable to higher pay-bill spreads and higher conversion revenues.
Gross margin dollars for permanent placement staffing represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $156 million for the three months ended September 30, 2021, increasing 79.4% from $87 million for the three months ended September 30, 2020. Because reimbursable expenses for permanent placement staffing are de minimis, gross margin dollars are substantially explained by revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the

Company’s risk consulting and internal audit division were $148 million for the three months ended September 30, 2021, increasing 69.8% compared to $87 million for the three months ended September 30, 2020. As a percentage of revenues, reported gross margin for risk consulting and internal audit services in the third quarter of 2021 was 29.5%, up from 27.1% in the third quarter of 2020. As a percentage of revenues, adjusted gross margin dollars for risk consulting and internal audit services were 29.4% in the third quarter of 2021, up from 28.1% in the third quarter of 2020. The year-over-year improvement in gross margin percentage was primarily due to the relative composition of and number of professional staff and their respective pay and bill rates.
Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation, and occupancy costs. The Company’s selling, general and administrative expenses were $496 million for the three months ended September 30, 2021, increasing 26.8% from $391 million for the three months ended September 30, 2020. As a percentage of revenues, the Company’s reported selling, general and administrative expenses were 28.9% for the third quarter of 2021, down from 32.8% the third quarter of 2020. As a percentage of revenues, the Company’s adjusted selling, general and administrative expenses were 29.0% in the third quarter of 2021, down from 30.9% in the third quarter of 2020. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $310 million for the three months ended September 30, 2021, increasing 14.9% from $270 million for the three months ended September 30, 2020. As a percentage of revenues, reported selling, general and administrative expenses for temporary and consultant staffing were 29.4% in the third quarter of 2021, down from 34.5% in the third quarter of 2020. As a percentage of revenues, adjusted selling, general and administrative expenses for temporary and consultant staffing were 29.5% in the third quarter of 2021, down from 31.9% in the third quarter of 2020 due primarily to positive leverage from an increase in revenues.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $125 million for the three months ended September 30, 2021, increasing by 57.8% compared to $79 million for the three months ended September 30, 2020. As a percentage of revenues, reported selling, general and administrative expenses for permanent placement staffing were 79.9% in the third quarter of 2021, down from 90.8% in the third quarter of 2020. As a percentage of revenues, adjusted selling, general and administrative expenses for permanent placement staffing was 80.0% in the third quarter of 2021, down from 88.2% in the third quarter of 2020 due primarily to positive leverage from an increase in revenues.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $61 million for the three months ended September 30, 2021, increasing by 45.3% compared to $42 million for the three months ended September 30, 2020. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 12.1% in the third quarter of 2021, down from 13.0% in the third quarter of 2020 due primarily to positive leverage from an increase in revenues.

A reconciliation of the non-GAAP adjusted summary of operations to the reported summary of operations, for the three months ended September 30, 2021 and 2020 is presented in the following table (in thousands):

	Three Months Ended September 30,						Relationships
	2021			2020			2021	2020	2021	2020
	Reported	Adjustments	Adjusted (1)	Reported	Adjustments	Adjusted (1)	Reported		Adjusted
SERVICE REVENUES:
Accountemps	$492,558	$—	$492,558	$351,598	$—	$351,598	28.8%	29.5%	28.8%	29.6%
OfficeTeam	279,370	—	279,370	173,685	—	173,685	16.3%	14.6%	16.3%	14.6%
Robert Half Technology	215,500	—	215,500	161,007	—	161,007	12.6%	13.5%	12.6%	13.5%
Robert Half Management Resources	239,807	—	239,807	154,917	—	154,917	14.0%	13.0%	14.0%	13.0%
Elimination of intersegment revenues	(172,534)	—	(172,534)	(59,816)	—	(59,816)	(10.1%)	(5.0%)	(10.1%)	(5.0%)
Temporary and consultant staffing	1,054,701	—	1,054,701	781,391	—	781,391	61.6%	65.7%	61.6%	65.7%
Permanent placement staffing	156,444	—	156,444	87,203	—	87,203	9.1%	7.3%	9.1%	7.3%
Protiviti	501,421	—	501,421	321,303	—	321,303	29.3%	27.0%	29.3%	27.0%
Total	$1,712,566	$—	$1,712,566	$1,189,897	$—	$1,189,897	100.0%	100.0%	100.0%	100.0%

GROSS MARGIN:
Temporary and consultant staffing	$421,419	$—	$421,419	$293,318	$—	$293,318	40.0%	37.5%	40.0%	37.5%
Permanent placement staffing	156,170	—	156,170	87,043	—	87,043	99.8%	99.8%	99.8%	99.8%
Protiviti	147,738	(277)	147,461	86,985	3,392	90,377	29.5%	27.1%	29.4%	28.1%
Total	$725,327	$(277)	$725,050	$467,346	$3,392	$470,738	42.4%	39.3%	42.3%	39.6%

SELLING GENERAL AND ADMINISTRATIVE EXPENSE:
Temporary and consultant staffing	$310,112	$1,297	$311,409	$269,963	$(20,424)	$249,539	29.4%	34.5%	29.5%	31.9%
Permanent placement staffing	124,955	185	125,140	79,194	(2,279)	76,915	79.9%	90.8%	80.0%	88.2%
Protiviti	60,509	—	60,509	41,642	—	41,642	12.1%	13.0%	12.1%	13.0%
Total	$495,576	$1,482	$497,058	$390,799	$(22,703)	$368,096	28.9%	32.8%	29.0%	30.9%

OPERATING/SEGMENT INCOME:
Temporary and consultant staffing	$111,307	$(1,297)	$110,010	$23,355	$20,424	$43,779	10.6%	3.0%	10.4%	5.6%
Permanent placement staffing	31,215	(185)	31,030	7,849	2,279	10,128	20.0%	9.0%	19.8%	11.6%
Protiviti	87,229	(277)	86,952	45,343	3,392	48,735	17.4%	14.1%	17.3%	15.2%
Total	$229,751	$(1,759)	$227,992	$76,547	$26,095	$102,642	13.4%	6.4%	13.3%	8.6%
(Income) loss from investments held in employee deferred compensation trusts	1,759	(1,759)	—	(26,095)	26,095	—	(0.1%)	2.2%	0.0%	0.0%
Amortization of intangible assets	572	—	572	334	—	334	0.0%	0.0%	0.0%	0.0%
Interest income, net	(238)	—	(238)	(202)	—	(202)	0.0%	0.0%	0.0%	0.0%
Income before income taxes	$227,658	$—	$227,658	$102,510	$—	$102,510	13.3%	8.6%	13.3%	8.6%
(1) Changes in the Company’s deferred compensation obligations are included in selling, general and administrative expense or, in the case of Protiviti, costs of services, while the related investment (income) loss is presented separately. The non-GAAP financial measures shown in the table above are adjusted to reclassify investment (income) loss from investments held in employee deferred compensation trusts to the same line item which includes the corresponding change in obligation. These adjustments have no impact to income before income taxes.

(Income) Loss from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation obligation to employees changes accordingly. Changes in the Company’s deferred compensation obligations noted above remain in selling, general and administrative or in the case of the Company’s risk consulting and internal audit services division, costs of services. The value of the related investment trust assets also changes by the equal and offsetting amount, leaving no net costs to the Company. The Company’s (income) loss from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments. The Company’s (income) loss from investments held in employee deferred compensation trusts was $2 million and ($26 million) for the three months ended September 30, 2021 and 2020, respectively.
Income Before Income Taxes and Segment Income. The Company’s total income before income taxes was $228 million, or 13.3% of revenues, for the three months ended September 30, 2021, up from $103 million or 8.6% of revenues, for the three months ended September 30, 2020. Combined segment income was $228 million, or 13.3% of revenues, for the three months ended September 30, 2021, up from $103 million, or 8.6% of revenues, for the three months ended September 30, 2020.
The following table provides a reconciliation of the non-GAAP combined segment income to reported income before income taxes for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020

Income before income taxes	$227,658	$102,510
Interest income, net	(238)	(202)
Amortization of intangible assets	572	334
Combined segment income	$227,992	$102,642
For the Company’s temporary and consultant staffing division, segment income was $110 million, or 10.4% of applicable revenues, for the three months ended September 30, 2021, up from $44 million, or 5.6% of applicable revenues, for the three months ended September 30, 2020. For the Company’s permanent placement staffing division, segment income was $31 million, or 19.8% of applicable revenues, for the three months ended September 30, 2021, up from $10 million, or 11.6% of applicable revenues, for the three months ended September 30, 2020. For the Company’s risk consulting and internal audit services division, segment income was $87 million, or 17.3% of applicable revenues, for the three months ended September 30, 2021, up from $49 million, or 15.2% of applicable revenues, for the three months ended September 30, 2020.
Provision for income taxes. The provision for income taxes was 24.9% and 26.1% for the three months ended September 30, 2021 and 2020, respectively.
Nine Months Ended September 30, 2021 and 2020
Revenues. The Company’s revenues were $4.69 billion for the nine months ended September 30, 2021, increasing by 23.3% compared to $3.80 billion for the nine months ended September 30, 2020. Revenues from foreign operations represented 22.7% of total revenues for the nine months ended September 30, 2021, up from 22.0% of total revenues for the nine months ended September 30, 2020. The Company analyzes its revenues for three reportable segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing revenues were $2.92 billion for the nine months ended September 30, 2021, increasing by 11.2% compared to revenues of $2.63 billion for the nine months ended September 30, 2020. Key drivers of temporary and consultant staffing revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. On an as adjusted basis, temporary and consultant staffing revenues in the first three quarters of 2021 increased 10.1% compared to the first three quarters of 2020, due primarily to more hours worked by the Company’s engagement professionals on client engagements. In the U.S., revenues in the first three quarters of 2021 increased 9.9% on an as reported basis and increased 10.4% on an as adjusted basis, compared to the first three quarters of 2020. For the Company’s international operations, revenues for the first three quarters of 2021 increased 15.9% on an as reported basis and increased 9.2% on an as adjusted basis, compared to the first three quarters of 2020.

Permanent placement staffing revenues were $412 million for the nine months ended September 30, 2021, increasing by 47.7% compared to revenues of $279 million for the nine months ended September 30, 2020. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. On an as adjusted basis, permanent placement staffing revenues increased 45.6% for the first three quarters of 2021, compared to the first three quarters of 2020, driven primarily by an increase in number of placements. In the U.S., revenues for the first three quarters of 2021 increased 47.8% on an as reported basis and 48.4% on an as adjusted basis, compared to the first three quarters of 2020. For the Company’s international operations, revenues for the first three quarters of 2021 increased 47.6% on an as reported basis and 39.3% on an as adjusted basis, compared to the first three quarters of 2020. Historically, demand for permanent placement staffing is even more sensitive to economic and labor market conditions than demand for temporary and consultant staffing and this is expected to continue.
Risk consulting and internal audit services revenues were $1.36 billion for the nine months ended September 30, 2021, increasing by 50.9% compared to revenues of $899 million for the nine months ended September 30, 2020. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On an as adjusted basis, risk consulting and internal audit services revenues increased 49.7% for the first three quarters of 2021, compared to the first three quarters of 2020, due primarily to an increase in billable hours. In the U.S., revenues in the first three quarters of 2021 increased 50.6% on an as reported basis and 51.2% on an as adjusted basis, compared to the first three quarters of 2020. The Company’s risk consulting and internal audit services revenues for the first three quarters of 2021 from international operations increased 52.4% on an as reported basis and 43.8% on an as adjusted basis, compared to the first three quarters of 2020.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the nine months ended September 30, 2021, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	11.2%	9.9%	15.9%
Billing Days Impact	0.4%	0.5%	0.3%
Currency Impact	-1.5%	―	-7.0%
As Adjusted	10.1%	10.4%	9.2%
Permanent placement staffing
As Reported	47.7%	47.8%	47.6%
Billing Days Impact	0.6%	0.6%	0.4%
Currency Impact	-2.7%	―	-8.7%
As Adjusted	45.6%	48.4%	39.3%
Risk consulting and internal audit services
As Reported	50.9%	50.6%	52.4%
Billing Days Impact	0.6%	0.6%	0.3%
Currency Impact	-1.8%	―	-8.9%
As Adjusted	49.7%	51.2%	43.8%
Gross Margin. The Company’s gross margin dollars were $1.95 billion for the nine months ended September 30, 2021, increasing by 30.3% compared to $1.50 billion for the nine months ended September 30, 2020. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars for temporary and consultant staffing represent revenues less costs of services, which consist of payroll, payroll taxes and benefit costs for engagement professionals, and reimbursable expenses. The key drivers of gross margin are: i) pay-bill spreads, which represent the differential between wages paid to engagement professionals and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs for temporary and consultant staffing employees; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company’s client. Gross margin dollars for the Company’s temporary and consultant staffing division were $1.15 billion for the nine months ended September 30, 2021, increasing 17.1% compared to $986 million for the nine months ended September 30, 2020. As a percentage of revenues, gross margin for temporary and consultant staffing was 39.5% for the nine months ended September 30, 2021, up from 37.5% for the nine months ended September 30, 2020. This year-over-year increase in gross margin percentage was primarily attributable to higher pay-bill spreads and higher conversion revenues.

Gross margin dollars for permanent placement staffing represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $411 million for the nine months ended September 30, 2021, increasing 47.8% from $278 million for the nine months ended September 30, 2020. Because reimbursable expenses for permanent placement staffing are de minimis, gross margin dollars are substantially explained by revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $386 million for the nine months ended September 30, 2021, increasing 64.8% compared to $234 million for the nine months ended September 30, 2020. As a percentage of revenues, reported gross margin for risk consulting and internal audit services in the first three quarters of 2021 was 28.5%, up from 26.1% in the first three quarters of 2020. As a percentage of revenues, adjusted gross margin dollars for risk consulting and internal audit services were 28.9% the first three quarters of 2021, up from 26.8% in the first three quarters of 2020. The year-over-year increase in adjusted gross margin percentage was due primarily to higher staff utilization rates.
Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation, and occupancy costs. The Company’s selling, general and administrative expenses were $1.41 billion for the nine months ended September 30, 2021, increasing 13.4% from $1.24 billion for the nine months ended September 30, 2020. As a percentage of revenues, the Company’s reported selling, general and administrative expenses were 30.0% for the first three quarters of 2021, down from 32.6% the first three quarters of 2020. As a percentage of revenues, the Company’s adjusted selling, general and administrative expenses were 29.3% in the first three quarters of 2021 down from 31.9% in the first three quarters of 2020. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $904 million for the nine months ended September 30, 2021, increasing 6.9% from $845 million for the nine months ended September 30, 2020. As a percentage of revenues, reported selling, general and administrative expenses for temporary and consultant staffing were 30.9% in the first three quarters of 2021, down from 32.2% in the first three quarters of 2020. As a percentage of revenues, adjusted selling, general and administrative expenses for temporary and consultant staffing were 29.9% in the first three quarters of 2021, down from 31.2% in the first three quarters of 2020 due primarily to positive leverage from an increase in revenues and a continued reduction in expenses.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $335 million for the nine months ended September 30, 2021, increasing by 28.9% compared to $260 million for the nine months ended September 30, 2020. As a percentage of revenues, reported selling, general and administrative expenses for permanent placement staffing were 81.4% in the first three quarters of 2021, down from 93.3% in the first three quarters of 2020. As a percentage of revenues, adjusted selling, general and administrative expenses for permanent placement staffing was 80.6% in the first three quarters of 2021, down from 92.4% in the first three quarters of 2020 due primarily to positive leverage from an increase in revenues.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $168 million for the nine months ended September 30, 2021, increasing by 23.9% compared to $135 million for the nine months ended September 30, 2020. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 12.4% in the first three quarters of 2021, down from 15.1% in the first three quarters of 2020 due primarily to positive leverage from an increase in revenues.

A reconciliation of the non-GAAP adjusted summary of operations to the reported summary of operations, for the nine months ended September 30, 2021 and 2020 is presented in the following table (in thousands):

	Nine Months Ended September 30,						Relationships
	2021			2020			2021	2020	2021	2020
	Reported	Adjustments	Adjusted (1)	Reported	Adjustments	Adjusted (1)	Reported		Adjusted
SERVICE REVENUES:
Accountemps	$1,363,007	$—	$1,363,007	$1,173,024	$—	$1,173,024	29.0%	30.8%	29.0%	30.8%
OfficeTeam	763,035	—	763,035	549,963	—	549,963	16.3%	14.5%	16.3%	14.5%
Robert Half Technology	581,905	—	581,905	519,687	—	519,687	12.4%	13.7%	12.4%	13.7%
Robert Half Management Resources	633,685	—	633,685	531,826	—	531,826	13.5%	14.0%	13.5%	14.0%
Elimination of intersegment revenues	(419,375)	—	(419,375)	(147,603)	—	(147,603)	(8.9%)	(3.9%)	(8.9%)	(3.9%)
Temporary and consultant staffing	2,922,257	—	2,922,257	2,626,897	—	2,626,897	62.3%	69.0%	62.3%	69.0%
Permanent placement staffing	411,788	—	411,788	278,722	—	278,722	8.8%	7.3%	8.8%	7.3%
Protiviti	1,357,482	—	1,357,482	899,295	—	899,295	28.9%	23.6%	28.9%	23.6%
Total	$4,691,527	$—	$4,691,527	$3,804,914	$—	$3,804,914	100.0%	100.0%	100.0%	100.0%

GROSS MARGIN:
Temporary and consultant staffing	$1,154,420	$—	$1,154,420	$985,616	$—	$985,616	39.5%	37.5%	39.5%	37.5%
Permanent placement staffing	411,122	—	411,122	278,229	—	278,229	99.8%	99.8%	99.8%	99.8%
Protiviti	386,367	5,565	391,932	234,439	6,248	240,687	47.0%	26.1%	28.9%	26.8%
Total	$1,951,909	$5,565	$1,957,474	$1,498,284	$6,248	$1,504,532	28.5%	39.4%	41.7%	39.5%

SELLING GENERAL AND ADMINISTRATIVE EXPENSE:
Temporary and consultant staffing	$903,739	$(29,016)	$874,723	$845,342	$(25,659)	$819,683	30.9%	32.2%	29.9%	31.2%
Permanent placement staffing	335,316	(3,458)	331,858	260,161	(2,723)	257,438	81.4%	93.3%	80.6%	92.4%
Protiviti	167,676	—	167,676	135,376	—	135,376	12.4%	15.1%	12.4%	15.1%
Total	$1,406,731	$(32,474)	$1,374,257	$1,240,879	$(28,382)	$1,212,497	30.0%	32.6%	29.3%	31.9%

OPERATING/SEGMENT INCOME:
Temporary and consultant staffing	$250,681	$29,016	$279,697	$140,274	$25,659	$165,933	8.6%	5.3%	9.6%	6.3%
Permanent placement staffing	75,806	3,458	79,264	18,068	2,723	20,791	18.4%	6.5%	19.2%	7.5%
Protiviti	218,691	5,565	224,256	99,063	6,248	105,311	16.1%	11.0%	16.5%	11.7%
Total	$545,178	$38,039	$583,217	$257,405	$34,630	$292,035	11.6%	6.8%	12.4%	7.7%
(Income) loss from investments held in employee deferred compensation trusts	(38,039)	38,039	—	(34,630)	34,630	—	0.8%	0.9%	0.0%	0.0%
Amortization of intangible assets	1,724	—	1,724	1,002	—	1,002	0.0%	0.0%	0.0%	0.0%
Interest income, net	(145)	—	(145)	(1,264)	—	(1,264)	0.0%	0.0%	0.0%	0.0%
Income before income taxes	$581,638	$—	$581,638	$292,297	$—	$292,297	12.4%	7.7%	12.4%	7.7%
(1) Changes in the Company’s deferred compensation obligations are included in selling, general and administrative expense or, in the case of Protiviti, costs of services, while the related investment (income) loss is presented separately. The non-GAAP financial measures shown in the table above are adjusted to reclassify investment (income) loss from investments held in employee deferred compensation trusts to the same line item which includes the corresponding change in obligation. These adjustments have no impact to income before income taxes.

(Income) Loss from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation obligation to employees changes accordingly. Changes in the Company’s deferred compensation obligations noted above remain in selling, general and administrative or in the case of the Company’s risk consulting and internal audit services division, costs of services. The value of the related investment trust assets also changes by the equal and offsetting amount, leaving no net costs to the Company. The Company’s (income) loss from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments. The Company’s (income) loss from investments held in employee deferred compensation trusts was ($38 million) for the nine months ended September 30, 2021, up from ($35 million) for the nine months ended September 30, 2020. The increase in income from trust investments was due to positive market returns in 2021.
Income Before Income Taxes and Segment Income. The Company’s total income before income taxes was $582 million, or 12.4% of revenues, for the nine months ended September 30, 2021, up from $292 million or 7.7% of revenues, for the nine months ended September 30, 2020. Combined segment income was $583 million, or 12.4% of revenues, for the nine months ended September 30, 2021, up from $292 million, or 7.7% of revenues, for the nine months ended September 30, 2020.
The following table provides a reconciliation of the non-GAAP combined segment income to reported income before income taxes for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Income before income taxes	$581,638	$292,297
Interest income, net	(145)	(1,264)
Amortization of intangible assets	1,724	1,002
Combined segment income	$583,217	$292,035
For the Company’s temporary and consultant staffing division, segment income was $280 million, or 9.6% of applicable revenues for the nine months ended September 30, 2021, up from $166 million, or 6.3% of applicable revenues for the nine months ended September 30, 2020. For the Company’s permanent placement staffing division, segment income was $79 million, or 19.2% of applicable revenues in the first three quarters of 2021, up from segment income of $21 million, or 7.5% of applicable revenues, in the first three quarters of 2020. For the Company’s risk consulting and internal audit services division, segment income was $224 million, or 16.5% of applicable revenues in the first three quarters of 2021, compared to segment income of $105 million, or 11.7% of applicable revenues, in the first three quarters of 2020.
Provision for income taxes. The provision for income taxes was 26.0% and 27.5% for the nine months ended September 30, 2021 and 2020, respectively. The 2020 rate was elevated based on lesser coverage of non-deductible tax items due to lower pandemic-impacted income.
Liquidity and Capital Resources
The change in the Company’s liquidity during the nine months ended September 30, 2021 and 2020, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, investment in employee deferred compensation trusts, net of redemptions from employee deferred compensation trusts, repurchases of common stock, and payment of dividends.
Cash and cash equivalents were $634 million and $587 million at September 30, 2021 and 2020, respectively. Operating activities provided $458 million during the nine months ended September 30, 2021, offset by $50 million and $341 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $565 million during the nine months ended September 30, 2020, offset by $43 million and $208 million of net cash used in investing activities and financing activities, respectively.
Operating activities—Net cash provided by operating activities for the nine months ended September 30, 2021 was composed of net income of $431 million adjusted upward for non-cash items of $49 million, offset by net cash used in changes in working capital of $22 million. Net cash provided by operating activities for the nine months ended September 30, 2020 was composed of net income of $212 million adjusted upward for non-cash items of $52 million and net cash provided by changes in working capital of $301 million.

Investing activities—Cash used in investing activities for the nine months ended September 30, 2021 was $50 million. This was composed of capital expenditures of $25 million and investments in employee deferred compensation trusts of $56 million, offset by proceeds from employee deferred compensation trusts redemptions of $31 million. Cash used in investing activities for the nine months ended September 30, 2020 was $43 million. This was composed of capital expenditures of $29 million and investments in employee deferred compensation trusts of $48 million, offset by proceeds from employee deferred compensation trusts redemptions of $34 million.
Financing activities—Cash used in financing activities for the nine months ended September 30, 2021 was $341 million. This included repurchases of $212 million in common stock and $129 million in dividends paid to stockholders. Cash used in financing activities for the nine months ended September 30, 2020 was $208 million. This included repurchases of $91 million in common stock and $117 million in dividends paid to stockholders.
As of September 30, 2021, the Company is authorized to repurchase, from time to time, up to 7.7 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the nine months ended September 30, 2021 and 2020, the Company repurchased 2.3 million shares, at a cost of $200 million, and 1.4 million shares, at a cost of $75 million, on the open market, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the nine months ended September 30, 2021 and 2020, such repurchases totaled 0.3 million shares, at a cost of $20 million, and 0.3 million shares, at a cost of $12 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital at September 30, 2021 included $634 million in cash and cash equivalents and $1.01 billion in accounts receivable, both of which will be a significant source of ongoing liquidity and financial resilience. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.

We have limited visibility into future cash flows as the Company’s revenues are dependent on macroeconomic conditions. The Company’s variable direct costs related to its temporary and consultant staffing business will largely fluctuate in relation to its revenues.
In May 2021, the Company entered into an amendment to extend the maturity of its $100 million unsecured revolving credit facility (the “Credit Agreement”) to May 2024. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the LIBOR, or an alternative base rate, plus an applicable margin. The Credit Agreement is subject to certain financial covenants and the Company was in compliance with these covenants as of September 30, 2021. There were no borrowings under the Credit Agreement as of September 30, 2021.
On October 28, 2021, the Company announced a quarterly dividend of $.38 per share to be paid to all shareholders of record as of November 24, 2021. The dividend will be paid on December 15, 2021.
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
For the nine months ended September 30, 2021, approximately 22.7% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, and Australian dollar, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.
During the first nine months of 2021, the U.S. dollar fluctuated, and generally weakened, against the primary currencies in which the Company conducts business, compared to one year ago. Currency exchange rates had the effect of increasing reported service revenues by $63.6 million, or 1.7%, in the first three quarters of 2021 compared to the same period one year ago. The general weakening of the U.S. dollar also affected the reported level of expenses incurred in the Company’s foreign operations. Because substantially all the Company’s foreign operations generated revenues and incurred expenses within the same country and currency, the effect of higher reported revenues is largely offset by the increase in reported operating expenses. Reported net income was $3.6 million, or 1.7%, higher in the first three quarters of 2021 compared to the same period one year ago due to the effect of currency exchange rates. If currency exchange rates were to remain at September 30, 2021 levels throughout the remainder of 2021, the currency impact on the Company’s full-year reported revenues and operating expenses would be nearly flat compared to full year 2020 results. Should current trends continue, the impact to reported net income would be immaterial.
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

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (c)
July 1, 2021 to July 31, 2021	—		$—	—	8,433,799
August 1, 2021 to August 31, 2021	214,178	(a)	$101.42	213,914	8,219,885
September 1, 2021 to September 30, 2021	527,749	(b)	$102.08	525,709	7,694,176
Total July 1, 2021 to September 30, 2021	741,927			739,623

(a)Includes 264 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(b)Includes 2,040 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(c)Commencing in October 1997, the Company's Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company's common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 128,000,000 shares have been authorized for repurchase of which 120,305,824 shares have been repurchased as of September 30, 2021.
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

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ Michael C. Buckley
Michael C. Buckley Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: October 29, 2021