Form 10-K
period 2021-12-31
ROBERT HALF INTERNATIONAL INC.
filed 2022-02-14
CIK 315213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Securities registered pursuant to Section 12(g) of the Act: None.
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐   Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a shell company.  ☐  Yes   ☒  No
As of June 30, 2021, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $9,676,365,011 based on the closing sale price on that date. This amount excludes the market value of 3,225,653 shares of Common Stock directly or indirectly held by registrant’s directors and officers and their affiliates.
As of January 31, 2022, there were 110,685,988 outstanding shares of the registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be mailed to stockholders in connection with the registrant’s annual meeting of stockholders, scheduled to be held in May 2022, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

PART I
Item 1. Business
Robert Half International Inc. (the “Company”) provides specialized staffing and risk consulting services through such divisions as Accountemps®, Robert Half® Finance & Accounting, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group®, and Protiviti®. The Company, through its Accountemps, Robert Half Finance & Accounting, and Robert Half Management Resources divisions, is a specialized provider of contract, full-time, and senior-level project professionals in the fields of accounting and finance. OfficeTeam specializes in highly skilled contract, administrative support professionals. Robert Half Technology provides project and full-time technology professionals. Robert Half Legal provides contract, project, and full-time staffing of lawyers, paralegals and legal support personnel. The Creative Group provides creative, digital, marketing, advertising and public relations professionals. Protiviti, which began operations in 2002, is a global consulting firm that helps companies solve problems in finance, technology, operations, data, analytics, governance, risk and internal audit, and is a wholly-owned subsidiary of the Company.
The Company’s business was originally founded in 1948. Prior to 1986, the Company was primarily a franchisor, under the names Accountemps and Robert Half (now called Robert Half Finance & Accounting), of offices providing temporary and full-time professionals in the fields of accounting and finance. Beginning in 1986, the Company and its current management embarked on a strategy of acquiring franchised locations. All of the franchises have been acquired. The Company believes that direct ownership of offices allows it to better monitor and protect the image of its trade names, promote a more consistent and higher level of quality and service throughout its network of offices and improve profitability by centralizing many of its administrative functions. Since 1986, the Company has significantly expanded operations at many of the acquired locations, opened many new locations and acquired other local or regional providers of specialized temporary service personnel. The Company has also expanded the scope of its services by launching the new product lines OfficeTeam, Robert Half Technology, Robert Half Management Resources, Robert Half Legal and The Creative Group.
In 2002, the Company hired more than 700 professionals who had been affiliated with the internal audit and business and technology risk consulting practice of Arthur Andersen LLP, including more than 50 individuals who had been partners of that firm. These professionals formed the base of the Company’s Protiviti Inc. subsidiary. Protiviti has enabled the Company to enter the market for business consulting and internal audit services, and the Company believes this market offers synergies with its traditional lines of business.
Accountemps
Accountemps offers customers a reliable and economical means of dealing with uneven or peak workloads for accounting, finance, and bookkeeping personnel caused by such predictable events as vacations, taking inventories, tax work, month-end activities and special projects, and such unpredictable events as illness and emergencies. Businesses view the use of temporary employees as a means of controlling personnel costs and converting such costs from fixed to variable. The cost and inconvenience to clients of hiring and firing regular employees are eliminated by the use of Accountemps temporaries. The temporary workers are employees of Accountemps and are paid by Accountemps. The customer pays a fixed rate only for hours worked.
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
Robert Half Technology
The Company’s Robert Half Technology division, which commenced operations in 1994, specializes in providing information technology contract professionals, placing full-time employees, and offering managed services in areas ranging from multiple platform systems integration to end-user technical and desktop support, including specialists in software and application development, networking and cloud, systems integration and deployment, database design and administration, and security and business continuity.
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
Robert Half Management Resources
The Company’s Robert Half Management Resources division, which commenced operations in 1997, specializes in providing senior-level project professionals in the accounting, finance and business systems fields, including chief financial officers, controllers, senior financial analysts, internal auditors, and business systems analysts, for such tasks as financial systems conversions, business process re-engineering, business systems performance improvement and post-merger financial consolidation.
The Creative Group
The Creative Group division commenced operations in 1999 and specializes in identifying for its clients creative professionals in the areas of creative, digital, marketing, advertising and public relations. The division places contract and permanent employees in a variety of positions such as creative directors, graphic designers, web designers, media buyers, front end developers, copywriters, digital marketing managers, marketing analytics specialists, brand managers, and public relations specialists.
Protiviti
Protiviti is a global business consulting firm that delivers an expanding set of services across its defined solution offerings of internal audit, technology consulting, risk and compliance consulting, and business performance improvement. Protiviti and its independently owned Member Firms work collaboratively with its clients in over 25 countries to help them achieve their business objectives and deliver confidence in an ever-evolving dynamic business world. Serving organizations across industry sectors, clients range from high-growth, pre-public/transactional established start-ups to the largest global companies and government entities, across industries.
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
Protiviti markets its business consulting services to a variety of global clients in a range of industries. Industry and competency teams conduct targeted marketing efforts, locally, nationally and globally, including digital advertising, search advertising, email marketing, production of thought leadership, social media and live and virtual speaking events. Protiviti regularly conducts a variety of programs to share its insights with clients on current and emerging business issues. It conducts public relations activities, including distributing press releases, sharing proprietary research findings and providing subject-matter experts for press interviews designed to enhance recognition for the Protiviti brand, establish its expertise in key issues surrounding its businesses and promote its services. Protiviti promotes its brand name through digital and out-of-home advertising and its professional golf brand ambassador program. Protiviti regularly updates the services, value-added content and digital experience on the Protiviti websites globally. Employees are encouraged to be active in relevant social media communities, civic organizations and industry trade groups.

The Company and its subsidiaries own many trademarks, service marks and tradenames, including the Robert Half® Finance & Accounting, Accountemps®, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group® and Protiviti® marks, which are registered in the United States and in a number of foreign countries.
Organization
Management of the Company’s staffing operations is coordinated from its headquarters facilities in Menlo Park and San Ramon, California. The Company’s headquarters provides support and centralized services to its offices in the administrative, marketing, public relations, accounting, information technology, training and legal areas, particularly as it relates to the standardization of the operating procedures of its offices. As of December 31, 2021, the Company conducted its staffing services operations through 321 offices in 42 states, the District of Columbia and 17 foreign countries. Office managers are responsible for most activities of their offices, including sales, local advertising and marketing and recruitment.
The day-to-day operations of Protiviti are managed by a chief executive officer and a senior management team with operational and administrative support provided by individuals located in San Ramon and Menlo Park, California. As of December 31, 2021, Protiviti had 64 offices in 24 states and 12 foreign countries.
Competition
The Company’s staffing services face competition in attracting clients as well as skilled specialized employment candidates. The staffing business is highly competitive, with a number of firms offering services similar to those provided by the Company on a national, regional or local basis. In many areas, the local companies are the strongest competitors. The most significant competitive factors in the staffing business are price and the reliability of service, both of which are often a function of the availability and quality of personnel. The expanded acceptance of remote work creates significant opportunity for the Company. It brings together the Company’s numerous strengths, including its global brand, global office network, global candidate database, and advanced AI-driven technologies and data analytics at the scale needed to excel at out-of-market recruitment and placements. This strengthens the Company’s competitive position significantly since its traditionally toughest competitors, local and regional staffing firms, generally do not have these capabilities.
Protiviti faces competition in its efforts to attract clients, expand relationships with existing clients and win new business proposals. The global professional services business is highly competitive with a dynamic regulatory environment, disruptive new technologies, security and privacy concerns, and high demand for skilled professionals all driving significant opportunities. The principal competitors of Protiviti remain the “big four” accounting firms and other consultancies. Significant competitive factors include reputation, technology, tools, project methodologies, price of services and depth of skills of personnel. Protiviti believes its competitive strengths lie in the collaborative approach it takes to working with clients, which drives knowledge transfer, understanding of client issues and value creation. This may be coupled with a “configure-to-fit” resourcing model to create blended teams of full-time Protiviti professionals and engagement professionals from Robert Half’s network of specialized talent to precisely match expertise, approach and people to the changing global needs of clients on consulting and managed solutions projects.
Human Capital Management
Employees. The Company has approximately 14,600 full-time internal staff, including approximately 5,700 employees engaged directly in Protiviti operations. In addition, the Company placed approximately 177,000 engagement professionals on assignments with clients during 2021. In 2020, the Company had approximately 13,000 full-time internal staff, including approximately 5,000 employees engaged directly in Protiviti operations. In 2020, the Company placed approximately 150,500 engagement professionals on assignments with clients. The substantial majority of engagement professionals placed on assignment by the Company are the Company’s legal employees while they are working on assignments. The Company pays the related costs of employment, such as workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company provides access to voluntary health insurance coverage to interested employees.
Diversity, Equity and Inclusion. The Company believes that its rich culture of diversity, equity and inclusion enables it to leverage the strengths of its workforce while also creating an environment where employees can connect, thrive and grow. In 2021, we continued our support of the CEO Action for Diversity & Inclusion pledge and furthered our commitment to advancing diversity, equity and inclusion by signing joint pledges with Ascend and Disability:IN.
Current key initiatives include a companywide Diversity and Inclusion education series, the creation of Employee Network Groups (“ENGs”) as business resource groups, and a focus on external strategic partnerships to increase engagement and representation of underrepresented communities. The Company places a high value on inclusion, engaging employees in its ENG programs staffed by employees with diverse backgrounds, experiences or characteristics who share a common interest in professional development, improving corporate culture, and delivering sustained business results. In 2021, Robert Half launched the LGBTQIA+ and Global Women Employee Network Groups, joining existing groups for Black, Asian, and Hispanic/Latinx communities. Protiviti has a number of ENGs that have existed for several years. The Company uses these groups to serve as a source of inclusion and to support the acquisition of diverse talent internally and externally. Each ENG is sponsored and supported by senior leaders across the enterprise.
Across both Robert Half and Protiviti, as of December 31, 2021, approximately 55% of the Company's global workforce was female and 47% of the Company’s employees in managerial and leadership roles were female. As of December 31, 2021, approximately 33% of the Company's U.S. workforce were from underrepresented groups.
Employee Engagement. As part of the Robert Half employee voice initiative to provide its employees with feedback opportunities, in 2021, the Company conducted three surveys throughout the year to understand employee needs and support employees during the pandemic. The survey results were analyzed by an independent third-party and then reviewed by the executive officers. The results of this engagement survey were shared with individual managers, who were then tasked with taking action based on their employees’ confidential feedback (both quantitative and qualitative). In 2021, Robert Half also sent out new hire surveys at specific points in a new hire's onboarding as well as departure surveys to selected employees. By paying close attention to the results both at an aggregate enterprise level and at a department/business/workgroup level, and an employee's life cycle with Robert Half, the Company has been able to enhance its culture of rewards and recognition, drive efforts to promote inclusion and diversity, increase communication in support of employee well-being and modernize its approach to foster a culture of continuous learning and feedback. Protiviti leverages surveys in the United States and internationally, including the Great Place to Work survey.
Learning and Development. The Company emphasizes employee development and training as a priority for the organization. Training and development are key elements to the overall retention, engagement, and employee experience strategy. Our strategy is designed to empower employees to reach their full potential, and we provide a wide range of development programs, opportunities and resources needed to be successful. The Company has specialized programs for all audiences, including new hires, tenured employees and leadership. We provide a variety of learning channels including instructor-led, facilitated custom workshops, leader-led, cohort and mentorships, self-paced, e-learning and a catalog of vendor-provided courses, videos, resources, and books. The Company is committed to its employees' overall health and providing career progression by providing individual development, readiness, and transition plans as a part of its talent review and succession planning process. As a result of the pandemic, our learning strategy has pivoted to a virtual/hybrid approach. This has allowed us to expand our offerings and reach through a virtual delivery model. In 2021, we also launched a virtual-facilitated onboarding program as onboarding new employees virtually needs to be more planned, structured and engaging. As a result of the shift in our learning programs to a virtual/hybrid approach, employees have increased access and a closer connection to the Company’s learning programs. In 2021, approximately 10,432 employees engaged with the Company’s learning program virtually.
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
In response to the coronavirus (“COVID-19”) pandemic, the enterprise implemented significant changes. We provided all employees with the unconditional opportunity to work from home and the vast majority did so. We also implemented additional safety measures for employees continuing critical on-site work. The Company also ensured employees received unlimited paid time off to care for themselves or their families who were impacted by COVID-19, whether due to illness, quarantine, or lack of childcare resources.
Other Information
The Company is not dependent upon a single customer or a limited number of customers. The Company’s staffing services operations are generally more active in the first and fourth quarters of a calendar year. Protiviti is generally more active in the third and fourth quarters of a calendar year. Order backlog is not a material aspect of the Company’s staffing services business. Backlog is of greater importance to Protiviti and is typically realized within a 12-month period.

The Company conducts business under various federal, state, and local government contracts, no one such contract represents more than two percent of total service revenues in 2021.

Available Information
The Company’s Internet address is www.roberthalf.com. The Company makes available, free of charge, through its website, its Annual Reports on Form 10-K, proxy statements for its annual meetings of stockholders, its Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to those reports, as soon as is reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission. Also available on the Company’s website are its Corporate Governance Guidelines, its Code of Business Conduct and Ethics, and the charters for its Audit Committee, Compensation Committee, and Nominating and Governance Committee, each of which is available in print to any stockholder who makes a request to Robert Half International Inc., 2884 Sand Hill Road, Suite 200, Menlo Park, CA 94025, Attn: Corporate Secretary. The Company’s Code of Business Conduct and Ethics is the Code of Ethics required by Item 406 of Securities and Exchange Commission Regulation S-K. The Company intends to satisfy any disclosure obligations under Item 5.05 of Form 8-K regarding any amendment or waiver relating to its Code of Business Conduct and Ethics by posting such information on its website. The Company has used, and intends to continue to use, its website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The Company's website, and the information contained therein or connected to or linked from the website, are not incorporated information and do not constitute part of this Annual Report.
Government Regulations
Our operations are subject to regulations by federal, state, local and professional governing bodies, and laws and regulations in various foreign countries, including, but not limited to, (a) licensing and registration requirements and (b) regulation of the employer/employee relationship, such as worker classification regulations, wage and hour regulations, tax withholding and reporting, immigration regulations, social security and other retirement, anti-discrimination, and employee benefits and workers’ compensation regulations. Our operations could be impacted by legislative changes by these bodies, particularly with respect to provisions relating to payroll and benefits, tax and accounting, employment, worker classification and data privacy. Due to the complex regulatory environment that we operate in, we remain focused on compliance with governmental and professional organizations' regulations. For more discussion of the potential impact that the regulatory environment could have on our financial results, refer to Item 1A “Risk Factors.”
Item 1A.    Risk Factors
The Company’s business prospects are subject to various risks and uncertainties that impact its business. The most important of these risks and uncertainties are as follows:

Risks Related to the Company’s Business Environment
Any reduction in global economic activity may harm the Company’s business and financial condition. The demand for the Company’s services, in particular its staffing services, is highly dependent upon the state of the economy and upon the staffing needs of the Company’s clients. In the recent past, certain of the Company’s markets experienced economic uncertainty characterized by increasing unemployment, limited availability of credit and decreased consumer and business spending. In addition, certain geopolitical events, including the spread of COVID-19 and the United Kingdom’s withdrawal from the European Union (“Brexit”), have caused significant economic, market, political and regulatory uncertainty in some of the Company’s markets. Any decline in the economic condition or employment levels of the U.S. or of any of the foreign countries in which the Company does business, or in the economic condition of any region of any of the foregoing, or in any specific industry may severely reduce the demand for the Company’s services and thereby significantly decrease the Company’s revenues and profits. Further, continued or intensifying economic, political or regulatory uncertainty in the Company’s markets could reduce demand for the Company’s services.
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
The currently evolving situation of the outbreak of a novel coronavirus disease (“COVID-19”) has impacted demand for the Company’s services, disrupted the Company’s operations and may continue to do so. The COVID-19 outbreak emerged as a serious threat to the health and economic well-being of the Company’s clients, candidates, employees, and the overall economy. At various times during the outbreak, many counties, states and countries took dramatic action including, without limitation, ordering all nonessential workers to stay home, mandating the closure of schools and nonessential business premises and imposing isolation measures on large portions of the population. These measures, while intended to protect human life, had serious adverse impacts on domestic and foreign economies and may do so in the future if they are continued or reintroduced.
The COVID-19 pandemic has created significant uncertainty and volatility in the Company’s business. Initially it caused a dramatic increase in unemployment in the United States and in certain other regions in which the Company operates, and mandated business closures and slowing economic activity reduced the use of temporary workers and reduced businesses’ recruitment of new employees resulting in less demand for the Company’s services. During 2021, however, demand for workers and the Company’s services increased significantly as economic activity recovered, worksites reopened, and many business sought to restore or expand workforces that had shrunk during the course of the pandemic. There can be no assurance, however, that this increased demand for workers and the Company’s services will be sustained. Furthermore, the emergence of new variants of the coronavirus or of other illnesses may cause a rapid deterioration of economic conditions and the financial and credit markets, which could have a material adverse impact on the Company’s business, financial condition, results of operations and cash flows.
The Company has transitioned a significant number of the Company’s employee population to a remote work environment in an effort to mitigate the spread of COVID-19. This transition to remote working and the spread of COVID-19 may negatively impact the availability of key personnel necessary to conduct the Company’s business and the business and operations of the Company’s third-party service providers who perform critical services for the Company’s business. This transition to remote working has also increased the Company’s vulnerability to risks related to the Company’s computer and communications hardware and software systems and exacerbated certain related risks, including risks of phishing and other cybersecurity attacks.
The Company is continuing to monitor the spread of COVID-19, including the emerging variants of the disease, and related risks, including risks related to efforts to mitigate the disease’s spread. The rapid development and fluidity of the situation, however, precludes any prediction as to its ultimate impact on us. The emergence of new variants of the coronavirus or of other illnesses may adversely impact global economies and financial markets resulting in an economic downturn that would likely impact demand for the Company’s services. While the Company has navigated the COVID-19 pandemic thus far, its continuation or worsening may have a negative impact on the Company’s business.
Any of the above factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could materially increase the Company’s costs, severely negatively impact the Company’s revenue, net income, and other results of operations, and impact the Company’s liquidity position. The duration of any such impacts cannot be predicted, and such impacts may also have the effect of heightening many of the other material risks the Company faces.
Natural disasters and unusual weather conditions, pandemic outbreaks, terrorist acts, global political events and other serious catastrophic events could disrupt business and otherwise materially adversely affect the Company's business and financial condition. With operations in many states and multiple foreign countries, the Company is subject to numerous risks outside of the Company's control, including risks arising from natural disasters, such as fires, earthquakes, hurricanes, floods, tornadoes, unusual weather conditions, pandemic outbreaks such as the COVID-19 pandemic and other global health emergencies, terrorist acts or disruptive global political events, or similar disruptions that could materially adversely affect the

Company's business and financial performance. Historically, the Company’s operations are heavily dependent on the ability of employees and consultants to travel from business to business and from location to location. Any public health emergencies, including a real or potential global pandemic such as those caused by the avian flu, SARS, Ebola, coronavirus, or even a particularly virulent flu, could decrease demand for the Company's services and the Company's ability to offer them. Uncharacteristic or significant weather conditions may increase in frequency or severity due to climate change and can affect travel and the ability of businesses to remain open, which could lead to decreased ability to offer the Company's services and materially adversely affect the Company's short-term results of operations. In addition, these events could result in delays in placing employees and consultants, the temporary disruption in the transport of employees and consultants overseas and domestically, the inability of employees and consultants to reach or have transportation to clients directly affected by such events and disruption to the Company's information systems. Although it is not possible to predict such events or their consequences, these events could materially adversely affect the Company's reputation, business and financial condition.

Risks Related to the Company’s Operations
The Company may be unable to find sufficient candidates for its staffing business. The Company’s staffing services business consists of the placement of individuals seeking employment. There can be no assurance that candidates for employment will continue to seek employment through the Company. Candidates generally seek temporary or regular positions through multiple sources, including the Company and its competitors. Before the COVID-19 pandemic, unemployment in the United States was at historic lows and during the second half of 2021, as the economy recovered, competition for workers in a number of industries became intense. When unemployment levels are low, finding sufficient eligible candidates to meet employers’ demands is more challenging. At various times during the pandemic, this challenge has been exacerbated by the withdrawal of some workers from the labor pool, whether due to health concerns, school and daycare closures or other reasons. Any resurgence of COVID-19 may adversely impact the Company's ability to recruit sufficient candidates for certain industries or regions in which the Company operates. Any shortage of candidates could materially adversely affect the Company.
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
The Company may incur potential liability to employees and clients. The Company’s temporary services business entails employing individuals on a temporary basis and placing such individuals in clients’ workplaces. The Company’s ability to control the workplace environment is limited. As the employer of record of its temporary employees, the Company incurs a risk of liability to its temporary employees for various workplace events, including claims of physical injury, discrimination, harassment or failure to protect confidential personal information. Furthermore, as the employer of record for some individuals who have been placed in client workplaces where exposure to COVID-19 is possible, the Company may be subject to risk of liability should such employees allege their workplaces failed to adequately mitigate the risk of exposure to COVID-19. In addition, in order to facilitate remote working arrangements, some of the Company’s temporary workers are accessing client workspaces from their personal devices through cloud-based systems, which could increase cybersecurity risks to the Company’s clients for which they may hold the Company liable. While such claims have not historically had a material adverse effect upon the Company, there can be no assurance that such claims in the future will not result in adverse publicity or have a material adverse effect upon the Company. The Company also incurs a risk of liability to its clients resulting from allegations of errors, omissions or theft by its temporary employees, or allegations of misuse of client confidential information. In some cases, the Company has agreed to indemnify its clients in respect of these types of claims. The Company maintains insurance with respect to many of such claims. While such claims have not historically had a material adverse effect upon the Company, there can be no assurance that the Company will continue to be able to obtain insurance at a cost that does not have a material adverse effect upon the Company or that such claims (whether by reason of the Company not having sufficient insurance or by reason of such claims being outside the scope of the Company’s insurance) will not have a material adverse effect upon the Company.
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
The demand for the Company’s services related to regulatory compliance may decline. The operations of both the staffing services business and Protiviti include services related to Sarbanes-Oxley, Anti-Money Laundering Act of 2020 reviews ("AML"), and other regulatory compliance services. There can be no assurance that there will be ongoing demand for these services. For example, the Jumpstart Our Business Startup (“JOBS”) Act, signed into law in April of 2012, allows most companies going public in the U.S. to defer implementation of some of the provisions of Sarbanes-Oxley for up to five years after their initial public offering. Similarly, a number of proposals have been recently or are currently being considered by the U.S. Congress to further delay or, in some cases, remove the requirements of Sarbanes-Oxley for a number of public companies. These or other similar modifications of the regulatory requirements could decrease demand for Protiviti’s services.
Demand for the Company’s services from government and public sector clients related to the COVID-19 pandemic may decrease over time. The Company has reported increased business from services rendered to the public sector during the pandemic due to, among other developments, the volume of unemployment claims and housing assistance claims, as well as the demands faced by public school districts that must meet the technical support requirements of virtual learning models. Additional business with public sector clients not directly related to the COVID-19 pandemic has been reported in 2021. The pandemic-related services and other work for public sector clients has contributed to the Company's revenue over the past year. It is unknown to what extent business with state, local and other public sector clients may decrease as the effects of the pandemic lessen or change over time. Demand for the Company’s services from government and public sector clients may also fall as clients adapt to the effects of the pandemic and their needs evolve. The Company will continue to monitor the situation, but the future impact of the pandemic and its effects on the needs of the Company’s clients are impossible to fully predict, and there can be no assurance that the Company’s increased business in the public sector will be sustained.
Long-term contracts do not comprise a significant portion of the Company’s revenue. Because long-term contracts are not a significant part of the Company’s staffing services business, future results cannot be reliably predicted by considering past trends or extrapolating past results. Additionally, the Company’s clients will frequently enter nonexclusive arrangements with several firms, which the client is generally able to terminate on short notice and without penalty. The nature of these arrangements further exacerbates the difficulty in predicting the Company's future results.
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
Government imposed vaccine mandates could have a material adverse impact on our business and results of operations. In September 2021, President Biden announced two executive orders related to vaccine mandates that would impact the Company's operations in the United States. The first executive order-- the OSHA Vaccination and Testing Emergency Temporary Standard (“ETS”) — was blocked by a stay of enforcement by the United States Supreme Court on January 13, 2022. On January 25, 2022, the Department of Labor withdrew the ETS; however, OSHA could still pursue a vaccine mandate through the regular federal rulemaking process. A second Executive Order on Ensuring Adequate COVID-19 Safety Protocols for Federal Contractors (“EO 14042”) would apply to the Company as a federal contractor and subcontractor. EO 14042 is also subject to legal challenges and is currently subject to a nationwide injunction during the pendency of federal court proceedings. At this time, it is unclear, among other things, if or when any federal vaccine mandates may go into effect. Further, state and local governments in the United States and in international jurisdictions where we operate may implement vaccine mandates (currently New York City has a mandate) and it is not clear if such mandates will go into effect, or stay in effect; whether any will apply to all employees or only to employees who work in the office; and how compliance will be documented. Should such mandates apply to us, we may be required to implement a requirement that all of our employees get vaccinated, subject to limited exceptions. At this time, Protiviti has implemented a vaccine requirement for its operations; however, the Company’s staffing operations do not have a vaccine requirement. Currently, it is not possible to predict the impact that a federal vaccine mandate, any other vaccine mandate, or a vaccine requirement should we elect to adopt one, will have on us or on our workforce. Any vaccine requirement or vaccine mandate, if implemented, may result in employee attrition; however, any failure to implement a vaccine requirement or mandate may also result in employee attrition or resistance to returning to onsite work, either of which could materially and adversely affect our business and results of operations.
Government regulations may result in prohibition or restriction of certain types of employment services or the imposition of additional licensing or tax requirements that may reduce the Company’s future earnings. In many jurisdictions in which the Company operates, the employment services industry is heavily regulated. For example, governmental regulations in some countries restrict the length of contracts and the industries in which the Company’s employees may be used. In other countries, special taxes, fees or costs are imposed in connection with the use of its employees. Additionally, trade unions in some countries have used the political process to target the industry in an effort to increase the regulatory burden and expense associated with offering or utilizing temporary staffing solutions.
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
If the Company fails to comply with Anti-Bribery Laws or economic sanction regulations, it could be subject to substantial fines or other penalties. In many parts of the world, including countries in which the Company operates and/or seeks to expand, practices in the local business community might not conform to international business standards and could violate the U.S. Foreign Corrupt Practices Act ("FCPA") and other anti-corruption and anti-bribery laws and regulations (“Anti-Bribery Laws”). These laws generally prohibit companies, their employees and third-party intermediaries from authorizing, promising, offering, providing, soliciting or accepting, directly or indirectly, improper payments or benefits to or from any person whether in the public or private sector. In addition, the FCPA’s accounting provisions require the Company to maintain accurate books and records and a system of internal accounting controls. Any violation of the FCPA or other applicable Anti-Bribery Laws could result in substantial fines, sanctions or civil and/or criminal penalties, debarment from business dealings with certain governments or government agencies or restrictions on the marketing of the Company’s products in certain countries, which could harm the Company’s business, financial condition or results of operations.
Additionally, the U.S. Department of the Treasury’s Office of Foreign Assets Control and other relevant agencies of the U.S. government administer certain laws and regulations that restrict U.S. persons and, in some instances, non-U.S. persons, from conducting activities, transacting business with or making investments in certain countries, or with governments, entities and individuals, subject to U.S. economic sanctions. Similar economic sanctions are imposed by the European Union and other jurisdictions. The Company’s international operations subject it to these laws and regulations, which are complex, restrict the Company’s business dealings with certain countries, governments, entities and individuals, and are constantly changing. Penalties for noncompliance with these complex laws and regulations can be significant and include substantial fines, sanctions or civil and/or criminal penalties, and violations can result in adverse publicity, which could harm the Company’s business, financial condition or results of operations.
Although the Company has implemented policies and procedures designed to ensure compliance with Anti-Bribery Laws, economic sanctions, and other laws and regulations, the Company cannot be sure that its employees, agents or other third parties will not violate such policies or applicable laws and regulations. Any such violations could result in significant fines and penalties, criminal sanctions against the Company, its officers or its employees, prohibitions on the conduct of its business, and materially damage the Company’s reputation, brand, business and operating results. Further, detecting, investigating and resolving actual or alleged violations is expensive and can consume significant time and attention of the Company’s senior management.
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

Whether or not there is alternative health care legislation enacted in the U.S., there is likely to be significant disruption to the health care market in the coming months and years, and the costs of the Company’s health care expenditures may increase.

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
The Company’s employees or vendors may have access or exposure to personally identifiable or otherwise confidential information and customer data and systems, the misuse of which could result in legal liability. Cyberattacks, including attacks motivated by grievances against the business services industry in general or against the Company in particular, may disable or damage its systems. It is possible that the Company’s security controls or those of its third-party vendors over personal and other data, and other practices it follows, may not prevent the improper access to or disclosure of personally identifiable or otherwise confidential information. Such disclosure or damage to the Company’s systems could harm its reputation and subject it to government sanctions and liability under its contracts and laws that protect personal data and confidential information, resulting in increased costs or loss of revenue. The potential risk of security breaches and cyberattacks may increase as the Company introduces new service offerings.
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
Item 1B.    Unresolved Staff Comments.
Not applicable.
Item 2.    Properties
The Company’s headquarters operations are located in Menlo Park and San Ramon, California. As of December 31, 2021, temporary and permanent placement activities were conducted through 321 offices located in the United States, Canada, the United Kingdom, Belgium, Brazil, France, the Netherlands, Germany, Luxembourg, Switzerland, Japan, China, Singapore, Australia, New Zealand, Austria, the United Arab Emirates, and Chile. As of December 31, 2021, Protiviti had 64 offices in the United States, Canada, Australia, China, France, Germany, Italy, the Netherlands, Japan, Singapore, India, Switzerland and the United Kingdom. All of the offices are leased.
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

On February 9, 2022 the Company received notice of a complaint filed by Jessica K. Altman, Insurance Commissioner of the Commonwealth of Pennsylvania, in her capacity as the Statutory Rehabilitator of Senior Health Insurance Company of Pennsylvania. The complaint filed on January 28, 2022, in the Commonwealth Court of Pennsylvania names certain former executive officers of Senior Health Insurance Company of Pennsylvania (“SHIP”) and Protiviti Inc., a subsidiary of the Company, as defendants. The case arises from the financial deterioration of SHIP, a life insurance company that administers long term care insurance policies. The claims asserted against Protiviti are primarily connected to its role and its performance of limited agreed upon procedures regarding certain SHIP investments. Plaintiff seeks judgment in excess of $500 million against the defendants in the case. Given the timing of notice of this lawsuit, the Company has not completed a review of the claims, or an assessment of the potential liability asserted in the pleadings. At this stage of the litigation, it is not feasible to predict the outcome or range of loss, should a loss occur, from this proceeding and, accordingly, no amounts have been reserved in the Company’s Financial Statements. Based on the Company’s initial review of the claims, the Company believes it has meritorious defenses to the allegations and intends to vigorously defend against the litigation.
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
The Company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “RHI”. On January 31, 2022, there were 1,185 holders of record of the Common Stock.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (b)
October 1, 2021 to October 31, 2021	—		$—	—	7,694,176
November 1, 2021 to November 30, 2021	259,591		$116.02	259,591	7,434,585
December 1, 2021 to December 31, 2021	376,471	(a)	$108.61	282,892	7,151,693
Total October 1, 2021 to December 31, 2021	636,062			542,483

(a)Includes 93,579 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(b)Commencing in October 1997, the Company's Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company's common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 128,000,000 shares have been authorized for repurchase of which 120,848,307 shares have been repurchased as of December 31, 2021.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights A	Weighted average exercise price of outstanding options, warrants and rights B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by security holders	—	—	3,945,882
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	3,945,882

Since May 2005, all grants have been made pursuant to the Stock Incentive Plan, which was approved by stockholders in May 2005 and re-approved in May 2008, May 2011, May 2013, May 2014, and May 2019. Such plan authorizes the issuance of stock options, restricted stock, stock units and stock appreciation rights to directors, executive officers and employees.

Stock Performance Graph
The following graph compares, through December 31, 2021, the cumulative total return of the Company’s Common Stock, an index of certain publicly traded employment services companies, and the S&P 500. The graph assumes the investment of $100 at the beginning of the period depicted in the chart and reinvestment of all dividends. The peer companies are weighted by their respective market caps at the beginning of each period. The information presented in the graph was obtained by the Company from outside sources it considers to be reliable but has not been independently verified by the Company.

$300
$250
$200
$150
$100
$50
$0
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Robert Half International Inc.
S&P 500 Index
Peer Group(a)

(a)This index represents the cumulative total return of the Company and the following corporations providing temporary or permanent employment services: Kelly Services, Inc.; Kforce Inc.; ManpowerGroup; and Resources Connection Inc.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain information contained in Management’s Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the future operating results or financial positions of Robert Half International Inc. (the "Company"). These statements may be identified by words such as “estimate,” “forecast,” “project,” “plan,” “intend,” “believe,” “expect,” “anticipate,” or variations or negatives thereof or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. These risks and uncertainties include, but are not limited to, the following: changes to or new interpretations of U.S. or international tax regulations, the global financial and economic situation; the duration and impact of the COVID-19 pandemic and efforts to mitigate its spread; changes in levels of unemployment and other economic conditions in the United States or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of candidates for contract employment or the Company’s ability to attract candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company’s services, on the Company’s ability to maintain its margins; the possibility of the Company incurring liability for its activities, including the activities of its engagement professionals, or for events impacting its engagement professionals on clients’ premises; the possibility that adverse publicity could impact the Company’s ability to attract and retain clients and candidates; the success of the Company in attracting, training, and retaining qualified management personnel and other staff employees; the Company’s ability to comply with governmental regulations affecting personnel services businesses in particular or employer/employee relationships in general; whether there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; the Company’s reliance on short-term contracts for a significant percentage of its business; litigation relating to prior or current transactions or activities, including litigation that may be disclosed from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings; the ability of the Company to manage its international operations and comply with foreign laws and regulations; the impact of fluctuations in foreign currency exchange rates; the possibility that the additional costs the Company will incur as a result of health care or other reform legislation may adversely affect the Company’s profit margins or the demand for the Company’s services; the possibility that the Company’s computer and communications hardware and software systems could be damaged or their service interrupted or the Company could experience a cybersecurity breach; and the possibility that the Company may fail to maintain adequate financial and management controls and as a result suffer errors in its financial reporting. Additionally, with respect to Protiviti, other risks and uncertainties include the fact that future success will depend on its ability to retain employees and attract clients; there can be no assurance that there will be ongoing demand for broad based consulting, regulatory compliance, technology services, public sector or other high demand advisory services; failure to produce projected revenues could adversely affect financial results; and there is the possibility of involvement in litigation relating to prior or current transactions or activities. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results.
Executive Overview
The Company achieved record levels of service revenues and net income during 2021 due to a broad-based, global acceleration in demand for its staffing and business consulting services. Annual service revenues reached $6.46 billion in 2021, increasing 26.5% from the prior year. Full-year 2021 net income increased 95.5% to $599 million and diluted net income per share increased 98.5% to $5.36.
The future of work increasingly includes flexible, hybrid and fully remote models and the Company can deliver deeper skills and more price-point choices to its clients by expanding candidate searches beyond local markets while leveraging its global office network and advanced AI-driven technologies. The expanded acceptance of remote work creates significant opportunity for the Company. It brings together the Company's numerous strengths, including its global brand, global office network, global candidate database, and advanced AI-driven technologies and data analytics at the scale needed to excel at out-of-market recruitment and placements. This strengthens the Company's competitive position significantly since its traditionally toughest competitors, local and regional staffing firms, generally do not have these capabilities.
Protiviti continues to be a strong differentiator for the Company, with multiple years of consecutive growth and a highly diversified client base and suite of solution offerings. Growth remains strong across internal audit, technology consulting, risk and compliance consulting, and business performance improvement. Technology consulting is the largest solution group with particular strength in cybersecurity and privacy solutions as well as enterprise applications and data analytics. The Company continues to see positive results in the collaboration between Protiviti and staffing, which pairs Protiviti's world-class consulting talent with staffing's deep operational resources to provide a cost-effective solution to clients' skills and scalability needs. Protiviti has also benefited from project work in the public sector resulting from various governmental stimulus programs.

Demand for the Company’s temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services is largely dependent upon general economic and labor trends both domestically and abroad. The United States economic backdrop during 2021 was conducive to growth for the Company as real gross domestic product (“GDP”) increased 5.7% in 2021, compared to a decrease of 3.5% in 2020, while the unemployment rate declined from 6.7% in December 2020 to 3.9% in December 2021. In the United States, the number of job openings exceeded the number of hires at the end of December 2021, creating competition for skilled talent that increases the Company's value to clients. The U.S. labor market remains robust, with significant demand due to talent shortages across professional disciplines.
We monitor various economic indicators and business trends in all of the countries in which we operate to anticipate demand for the Company’s services. We evaluate these trends to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends and productivity metrics. We have limited visibility into future revenues not only due to the dependence on macroeconomic conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, we typically assess headcount and other investments on at least a quarterly basis. During 2021, the Company increased headcount across all segments, when compared to prior year-end levels.
Critical Accounting Policies and Estimates
As described below, the Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments.
Service Revenues.    The Company derives its revenues from three segments: temporary and consultant staffing, permanent placement staffing, and risk consulting and internal audit services. Revenues are recognized when promised goods or services are delivered to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. See Note C—"Revenue Recognition" to the Company’s Consolidated Financial Statements included under Part II—Item 8 of this report.
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
The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. Valuation allowances of $24.2 million and $24.1 million were recorded as of December 31, 2021 and 2020, respectively. The valuation allowances recorded relate primarily to net operating losses in certain foreign operations. If such losses are ultimately utilized to offset future operating income, the Company will recognize a tax benefit up to the full amount of the related valuation reserve.
While management believes that its judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may materially affect the future financial results of the Company.
Recent Accounting Pronouncements
See Note B—"New Accounting Pronouncements" to the Company’s Consolidated Financial Statements included under Part II—Item 8 of this report.

Results of Operations
The Company analyzes its operating results for three reportable segments: temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services. The temporary and consultant staffing segment provides specialized staffing in the accounting and finance, administrative and office, information technology, legal, advertising, marketing, and web design fields. The permanent placement staffing segment provides full-time personnel in the accounting, finance, administrative and office, and information technology fields. The risk consulting and internal audit services segment provides internal audit, technology consulting, risk and compliance consulting, and business performance improvement services.
Demand for the Company’s temporary and consultant staffing, permanent placement staffing and risk consulting and internal audit services is largely dependent upon general economic and labor market conditions both domestically and abroad. Because of the inherent difficulty in predicting economic trends, future demand for the Company’s services cannot be forecast with certainty. Results for the full year 2021 show that the recovery from the recent economic downturn has surpassed pre-pandemic levels and continues with strong momentum and continued broad-based demand for the Company's staffing and business consulting services. The Company will continue to invest in its people, its technology, its brands and its business model to strengthen the ability to connect people to meaningful and exciting new work and provide clients with the talent and deep subject matter expertise they need to confidently compete and grow.
The Company’s temporary and permanent staffing business conducts placement activities through 321 offices in 42 states, the District of Columbia and 17 foreign countries, while Protiviti has 64 offices in 24 states and 12 foreign countries.
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
In order to calculate constant currency revenue growth rates, as reported amounts are retranslated using foreign currency exchange rates from the prior year’s comparable period. Management then calculates a global, weighted-average number of billing days for each reporting period based upon input from all countries and all lines of business. In order to remove the fluctuations caused by comparable periods having different billing days, the Company calculates same billing day revenue growth rates by dividing each comparative period’s reported revenues by the calculated number of billing days for that period to arrive at a per billing day amount. Same billing day growth rates are then calculated based upon the per billing day amounts. The term “as adjusted” means that the impact of different billing days and currency fluctuations are removed from the revenue growth rate calculation.
The following measures: adjusted gross margin; adjusted selling, general and administrative expense; and segment income include gains and losses on investments held to fund the Company’s obligations under employee deferred compensation plans. The Company provides these measures because they are used by management to review its operational results.
Combined segment income is income before income taxes adjusted for interest income, net and amortization of intangible assets. The Company provides combined segment income because it is how management evaluates segment performance.
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

Years ended December 31, 2021 and 2020
Service Revenues.    The Company’s revenues were $6.46 billion for the year ended December 31, 2021, increasing by 26.5%, compared to $5.11 billion for the year ended December 31, 2020. Revenues from U.S. operations increased 25.6% to $5.01 billion (77.5% of total revenue) for the year ended December 31, 2021, compared to $3.98 billion (78.0% of total revenue) for the year ended December 31, 2020. Revenues from foreign operations increased 29.4% to $1.45 billion (22.5% of total revenue) for the year ended December 31, 2021, compared to $1.12 billion (22.0% of total revenue) for the year ended December 31, 2020. The economic recovery in the United States and abroad contributed to the increased broad-based demand for the Company’s staffing and business consulting services. Contributing factors for each reportable segment are discussed below in further detail.
Temporary and consultant staffing revenues were $4.04 billion for the year ended December 31, 2021, increasing by 16.1% compared to revenues of $3.48 billion for the year ended December 31, 2020. Key drivers of temporary and consultant staffing revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. On an as adjusted basis, temporary and consultant staffing revenues increased 15.5% for 2021 compared to 2020, due primarily to an increase in the number of hours worked by the Company's engagement professionals and a 5.3% increase in weighted average bill rates, adjusted for changes in the mix of revenues by line of business, currency and country. In the U.S., 2021 revenues increased 15.6% on an as reported basis, and increased 16.1% on an as adjusted basis, compared to 2020. For the Company’s international operations, 2021 revenues increased 17.9% on an as reported basis, and increased 13.4% on an as adjusted basis, compared to 2020.
Permanent placement staffing revenues were $570 million for the year ended December 31, 2021, increasing by 54.0% compared to revenues of $370 million for the year ended December 31, 2020. Key drivers of permanent placement staffing revenues consist of the number of candidate placements and average fees earned per placement. On an as adjusted basis, permanent placement staffing revenues increased 52.6% for 2021 compared to 2020, driven by increases in the number of placements and average fees earned per placement. In the U.S., 2021 revenues increased 55.2% on an as reported basis, and increased 55.8% on an as adjusted basis, compared to 2020. For the Company’s international operations, 2021 revenues increased 51.3% on an as reported basis, and increased 45.7% on an as adjusted basis, compared to 2020. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for temporary and consultant staffing and this is expected to continue.
Risk consulting and internal audit services revenues were $1.85 billion for the year ended December 31, 2021, increasing by 46.9% compared to revenues of $1.26 billion for the year ended December 31, 2020. Key drivers of risk consulting and internal audit services revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On an as adjusted basis, risk consulting and internal audit services revenues increased 46.2% for 2021 compared to 2020, driven primarily by an increase in billable hours. In the U.S., 2021 revenues increased 45.1% on an as reported basis, and increased 45.6% on an as adjusted basis, compared to 2020. For the Company’s international operations, 2021 revenues increased 54.0% on an as reported basis, and increased 48.6% on an as adjusted basis, compared to 2020.

A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the year ended December 31, 2021, is presented in the following table:

	Global	United States	International
Temporary and consultant staffing
As Reported	16.1%	15.6%	17.9%
Billing Days Impact	0.4%	0.5%	0.2%
Currency Impact	-1.0%	—	-4.7%
As Adjusted	15.5%	16.1%	13.4%
Permanent placement staffing
As Reported	54.0%	55.2%	51.3%
Billing Days Impact	0.5%	0.6%	0.3%
Currency Impact	-1.9%	—	-5.9%
As Adjusted	52.6%	55.8%	45.7%
Risk consulting and internal audit services
As Reported	46.9%	45.1%	54.0%
Billing Days Impact	0.4%	0.5%	0.3%
Currency Impact	-1.1%	—	-5.7%
As Adjusted	46.2%	45.6%	48.6%
Gross Margin.    The Company’s gross margin dollars were $2.70 billion for the year ended December 31, 2021, up 34.0% from $2.01 billion for the year ended December 31, 2020. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars for temporary and consultant staffing represent revenues less costs of services, which consist of payroll, payroll taxes and benefit costs for engagement professionals, and reimbursable expenses. The key drivers of gross margin are: i) pay-bill spreads, which represent the differential between wages paid to engagement professionals and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs; and iii) conversion revenues, which are earned when a temporary position converts to a permanent position with the Company’s client. Gross margin dollars for the Company’s temporary and consultant staffing division were $1.60 billion for the year ended December 31, 2021, up 21.8% from $1.31 billion for the year ended December 31, 2020. As a percentage of revenues, gross margin dollars for temporary and consultant staffing were 39.6% in 2021, up from 37.8% in 2020. This year-over-year improvement in gross margin percentage was primarily attributable to higher pay-bill spreads and higher conversion revenues.
Gross margin dollars for permanent placement staffing represent revenues less reimbursable expenses. Gross margin dollars for the Company’s permanent placement staffing division were $569 million for the year ended December 31, 2021, up 54.0% from $369 million for the year ended December 31, 2020. Because reimbursable expenses for permanent placement staffing services are de minimis, the increase in gross margin dollars is substantially explained by the increase in revenues previously discussed.
Gross margin dollars for risk consulting and internal audit services represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of risk consulting and internal audit services gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s risk consulting and internal audit services staff. Gross margin dollars for the Company’s risk consulting and internal audit division were $528 million for the year ended December 31, 2021, up 59.9% from $330 million for the year ended December 31, 2020. As a percentage of revenues, reported gross margin dollars for risk consulting and internal audit services were 28.5% in 2021, up from 26.2% in 2020. As a percentage of revenues, adjusted gross margin dollars for risk consulting and internal audit services were 29.0% in 2021, up from 27.1% in 2020. The year-over-year increase in gross margin percentage was due to higher staff utilization rates and the relative composition of and number of professional staff and their respective pay and bill rates.

Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation, and occupancy costs. The Company’s selling, general and administrative expenses were $1.95 billion for the year ended December 31, 2021, up 17.1% from $1.67 billion for the year ended December 31, 2020. As a percentage of revenues, reported selling, general and administrative expenses were 30.2% in 2021, down from 32.6% in 2020. As a percentage of revenues, adjusted selling, general and administrative expenses were 29.4% in 2021, down from 31.4% in 2020. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for the Company’s temporary and consultant staffing division were $1.25 billion for the year ended December 31, 2021, increasing by 10.5% from $1.13 billion for the year ended December 31, 2020. As a percentage of revenues, reported selling, general and administrative expenses for temporary and consultant staffing were 31.0% in 2021, down from 32.6% in 2020. As a percentage of revenues, adjusted selling, general and administrative expenses for temporary and consultant staffing were 29.8% in 2021, down from 30.9% in 2020, due primarily to positive leverage from an increase in revenues.
Selling, general and administrative expenses for the Company’s permanent placement staffing division were $468 million for the year ended December 31, 2021, increasing by 35.0% from $347 million for the year ended December 31, 2020. As a percentage of revenues, reported selling, general and administrative expenses for permanent placement staffing services were 82.1% in 2021, down from 93.7% in 2020. As a percentage of revenues, adjusted selling, general and administrative expenses for permanent placement staffing was 81.2% in 2021, down from 92.0% in 2020, due primarily to positive leverage from an increase in revenues.
Selling, general and administrative expenses for the Company’s risk consulting and internal audit services division were $232 million for the year ended December 31, 2021, increasing by 24.3% from $186 million for the year ended December 31, 2020. As a percentage of revenues, selling, general and administrative expenses for risk consulting and internal audit services were 12.5% in 2021, down from 14.8% in 2020, due primarily to positive operating leverage resulting from increased revenue.

A reconciliation of the non-GAAP adjusted summary of operations to the reported summary of operations, for the years ended December 31, 2021 and 2020 is presented in the following table (in thousands):

	Year Ended December 31,						Relationships
	2021			2020			2021	2020	2021	2020
	Reported	Adjustments	Adjusted (1)	Reported	Adjustments	Adjusted (1)	Reported		Adjusted
SERVICE REVENUES:
Accountemps	$1,870,563	$—	$1,870,563	$1,558,024	$—	$1,558,024	29.0%	30.5%	29.0%	30.5%
OfficeTeam	1,058,906	—	1,058,906	764,947	—	764,947	16.4%	15.0%	16.4%	15.0%
Robert Half Technology	795,319	—	795,319	695,418	—	695,418	12.3%	13.6%	12.3%	13.6%
Robert Half Management Resources	894,334	—	894,334	698,942	—	698,942	13.8%	13.7%	13.8%	13.7%
Elimination of intersegment revenues	(580,379)	—	(580,379)	(239,996)	—	(239,996)	(9.0%)	(4.7%)	(9.0%)	(4.7%)
Temporary and consultant staffing	4,038,743	—	4,038,743	3,477,335	—	3,477,335	62.5%	68.1%	62.5%	68.1%
Permanent placement staffing	569,921	—	569,921	370,109	—	370,109	8.8%	7.2%	8.8%	7.2%
Protiviti	1,852,780	—	1,852,780	1,261,556	—	1,261,556	28.7%	24.7%	28.7%	24.7%
Total	$6,461,444	$—	$6,461,444	$5,109,000	$—	$5,109,000	100.0%	100.0%	100.0%	100.0%

GROSS MARGIN:
Temporary and consultant staffing	$1,598,716	$—	$1,598,716	$1,312,797	$—	$1,312,797	39.6%	37.8%	39.6%	37.8%
Permanent placement staffing	568,983	—	568,983	369,401	—	369,401	99.8%	99.8%	99.8%	99.8%
Protiviti	528,329	8,847	537,176	330,413	11,682	342,095	28.5%	26.2%	29.0%	27.1%
Total	$2,696,028	$8,847	$2,704,875	$2,012,611	$11,682	$2,024,293	41.7%	39.4%	41.9%	39.6%

SELLING GENERAL AND ADMINISTRATIVE EXPENSE:
Temporary and consultant staffing	$1,251,565	$(46,721)	$1,204,844	$1,132,915	$(57,397)	$1,075,518	31.0%	32.6%	29.8%	30.9%
Permanent placement staffing	468,028	(5,510)	462,518	346,711	(6,109)	340,602	82.1%	93.7%	81.2%	92.0%
Protiviti	231,689	—	231,689	186,415	—	186,415	12.5%	14.8%	12.5%	14.8%
Total	$1,951,282	$(52,231)	$1,899,051	$1,666,041	$(63,506)	$1,602,535	30.2%	32.6%	29.4%	31.4%

OPERATING/SEGMENT INCOME:
Temporary and consultant staffing	$347,151	$46,721	$393,872	$179,882	$57,397	$237,279	8.6%	5.2%	9.8%	6.8%
Permanent placement staffing	100,955	5,510	106,465	22,690	6,109	28,799	17.7%	6.1%	18.7%	7.8%
Protiviti	296,640	8,847	305,487	143,998	11,682	155,680	16.0%	11.4%	16.5%	12.3%
Total	$744,746	$61,078	$805,824	$346,570	$75,188	$421,758	11.5%	6.8%	12.5%	8.3%
Income from investments held in employee deferred compensation trusts	(61,078)	61,078	—	(75,188)	75,188	—	(1.0%)	(1.5%)	—	—
Amortization of intangible assets	2,241	—	2,241	1,219	—	1,219	0.1%	0.0%	0.1%	0.0%
Interest income, net	(197)	—	(197)	(1,343)	—	(1,343)	0.0%	0.0%	0.0%	0.0%
Income before income taxes	$803,780	$—	$803,780	$421,882	$—	$421,882	12.4%	8.3%	12.4%	8.3%
(1)Changes in the Company’s deferred compensation obligations are included in selling, general and administrative expense or, in the case of Protiviti, costs of services, while the related investment income is presented separately. The non-GAAP financial measures shown in the table above are adjusted to reclassify investment income from investments held in employee deferred compensation trusts to the same line item, which includes the corresponding change in obligation. These adjustments have no impact to income before income taxes.

Income from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation obligation to employees changes accordingly. Changes in the Company’s deferred compensation obligations noted above remain in selling, general and administrative, or in the case of the Company’s risk consulting and internal audit services division, costs of services. The value of the related investment trust assets also changes by the equal and offsetting amount, leaving no net costs to the Company. The Company’s income from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments. The Company’s income from investments held in employee deferred compensation trusts was $61 million for the year ended December 31, 2021, down from $75 million for the year ended December 31, 2020. The decrease in income from trust investments was due to lower market returns in 2021, when compared to 2020.
Income Before Income Taxes and Segment Income. The Company’s total income before income taxes was $804 million, or 12.4% of revenues, for the year ended December 31, 2021, up from $422 million or 8.3% of revenues, for the year ended December 31, 2020. Combined segment income was $806 million, or 12.5% of revenues, for the year ended December 31, 2021, up from $422 million, or 8.3% of revenues, for the year ended December 31, 2020.
The following table provides a reconciliation of the non-GAAP combined segment income to reported income before income taxes for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Income before income taxes	$803,780	$421,882
Interest income, net	(197)	(1,343)
Amortization of intangible assets	2,241	1,219
Combined segment income	$805,824	$421,758
For the Company’s temporary and consultant staffing division, segment income was $394 million, or 9.8% of applicable revenues, for the year ended December 31, 2021, up from $237 million, or 6.8% of applicable revenues, for the year ended December 31, 2020. For the Company’s permanent placement staffing division, segment income was $106 million, or 18.7% of applicable revenues, for the year ended December 31, 2021, up from segment income of $29 million, or 7.8% of applicable revenues, for the year ended December 31, 2020. For the Company’s risk consulting and internal audit services division, segment income was $305 million, or 16.5% of applicable revenues, for the year ended December 31, 2021, compared to segment income of $156 million, or 12.3% of applicable revenues, for the year ended December 31, 2020.
Provision for income taxes. The provision for income taxes was 25.5% and 27.4% for the years ended December 31, 2021 and 2020, respectively. The lower tax rate for 2021 can be attributed to better coverage of non-deductible expenses due to higher income in 2021, as well as higher stock compensation deductions due to the rise in the Company's stock price.
Years ended December 31, 2020 and 2019
A discussion of changes regarding the Company's financial condition and results of operations for the year ended December 31, 2020, compared to the year ended December 31, 2019, can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 12, 2021, which is available free of charge on the SEC’s website at www.sec.gov and at www.roberthalf.com/investor-center.
Liquidity and Capital Resources
The change in the Company’s liquidity during the years ended December 31, 2021 and 2020, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, investment in employee deferred compensation trusts, net of redemptions from employee deferred compensation trusts, repurchases of common stock, and payment of dividends.
Cash and cash equivalents were $619 million and $574 million at December 31, 2021 and 2020, respectively. Operating activities provided $603 million during the year ended December 31, 2021, offset by $88 million and $459 million of net cash used in investing activities and financing activities, respectively. Operating and investing activities provided $597 million and $9 million, respectively, during the year ended December 31, 2020, offset by $315 million of net cash used in financing activities.

Operating activities—Net cash provided by operating activities for the year ended December 31, 2021 was $603 million. This was composed of net income of $599 million adjusted upward for non-cash items of $89 million, offset by net cash used in changes in working capital of $85 million. Net cash provided by operating activities for the year ended December 31, 2020 was $597 million. This was composed of net income of $306 million, adjusted upward for non-cash items of $59 million, and net cash provided by changes in working capital of $232 million.
Investing activities—Cash used in investing activities for the year ended December 31, 2021, was $88 million. This was composed of capital expenditures of $37 million and investments in employee deferred compensation trusts of $85 million, offset by proceeds from employee deferred compensation trust redemptions of $34 million. Cash provided by investing activities for the year ended December 31, 2020 was $9 million. This was composed of proceeds from employee deferred compensation trust redemptions of $123 million, largely offset by capital expenditures of $33 million, investments in employee deferred compensation trusts of $65 million, and $16 million cash paid for an acquisition.
Capital expenditures, including $31 million related to cloud computing implementations, in 2021, totaled $68 million, approximately 84% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s sustainability and future growth opportunities. Capital expenditures for cloud computing arrangements are included in cash flows from operating activities on the Company’s Consolidated Statements of Cash Flows. Capital expenditures included amounts spent on tenant improvements and furniture and equipment in the Company’s leased offices. We currently expect that 2022 capitalized expenditures will range from $95 million to $105 million, of which $75 million to $80 million relates to software initiatives and technology infrastructure, including capitalized costs relating to the implementation of cloud computing arrangements.
Financing activities—Cash used in financing activities for the year ended December 31, 2021 was $459 million. This included repurchases of $288 million in common stock and $171 million in dividends paid to stockholders. Cash used in financing activities for the year ended December 31, 2020 was $315 million. This included repurchases of $159 million in common stock and $156 million in dividends paid to stockholders.
As of December 31, 2021, the Company is authorized to repurchase, from time to time, up to 7.2 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the year ended December 31, 2021 and 2020, the Company repurchased 2.8 million shares, at a cost of $260 million, and 2.5 million shares, at a cost of $138 million, on the open market, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the year ended December 31, 2021 and 2020, such repurchases totaled 0.3 million shares, at a cost of $30 million, and 0.4 million shares, at a cost of $17 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital as of December 31, 2021 included $619 million in cash and cash equivalents and $985 million in accounts receivable, both of which will be a significant source of ongoing liquidity and financial resilience. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
There is limited visibility into future cash flows as the Company’s revenues are dependent on macroeconomic conditions. The Company’s variable direct costs related to its temporary and consultant staffing business will largely fluctuate in relation to its revenues.
In May 2021, the Company entered into an amendment to extend the maturity of its $100 million unsecured revolving credit facility (the “Credit Agreement”) to May 2024. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the LIBOR, or an alternative base rate, plus an applicable margin. The Credit Agreement is subject to certain financial covenants and the Company was in compliance with these covenants as of December 31, 2021. There were no borrowings under the Credit Agreement as of December 31, 2021 or December 31, 2020.
On February 10, 2022, the Company announced a quarterly dividend of $.43 per share to be paid to all shareholders of record as of February 25, 2022. The dividend will be paid on March 15, 2022.
Material Cash Requirements from Contractual Obligations
Leases. As of December 31, 2021, the Company reported current and long-term operating lease liabilities of $83.8 million and $181.3 million, respectively. These balances consist of the minimum rental commitments for 2022 and thereafter, discounted to reflect the Company’s cost of borrowing, under noncancelable lease contracts executed as of December 31, 2021.

The majority of these leases are for real estate. In the event the Company vacates a location prior to the end of the lease term, the Company may be obliged to continue making lease payments. For further information, see Note F— “Leases” to the Company’s Consolidated Financial Statements included under Part II—Item 8 of this report.
Purchase Obligations. As of December 31, 2021, the Company incurred contractual purchase obligations of $127.9 million primarily related to software subscriptions, services, telecom service and software maintenance agreements. Of this amount, $70.4 million is expected to be paid within the next twelve months. These purchase obligations are incurred during the normal course of business.
Employee Deferred Compensation Plan. As of December 31, 2021, the Company reported deferred compensation plan obligations of $535.3 million in its accompanying consolidated statements of financial position. The balances are due to employees based upon elections they make at the time of deferring their funds. The timing of these payments may change based upon factors including termination of the Company’s employment arrangement with a participant. Assets of these plans are held by an independent trustee for the sole benefit of participating employees and consist of money market funds and mutual funds. For further information, see Note I—“Employee Deferred Compensation Plan Obligations” to the Company’s Consolidated Financial Statements included under Part II—Item 8 of this report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company continues to monitor the global economic uncertainty as a result the COVID-19 pandemic to assess the impact on its results of operations, financial condition, and liquidity. Actual results and outcomes may differ from management’s estimates and assumptions.
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
For the year ended December 31, 2021, approximately 22.5% of the Company’s revenues were generated outside of the United States. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, Australian dollar and Brazilian real, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.
During 2021, the U.S. dollar fluctuated, and generally weakened, against the primary currencies in which the Company conducts business, compared to one year ago. Currency exchange rates had the effect of increasing reported service revenues by $56.9 million, or 1.1%, in 2021, compared to the prior year. The general weakening of the U.S. dollar also affected the reported level of expenses incurred in the Company’s foreign operations. Because substantially all the Company’s foreign operations generated revenues and incurred expenses within the same country and currency, the effect of higher reported revenues is largely offset by the increase in reported operating expenses. Reported net income was $3.4 million, or 1.1%, higher in 2021 compared to the prior year due to the effect of currency exchange rates.
For the one month ended January 31, 2022, the U.S. dollar has strengthened against the Euro, Canadian Dollar, British Pound and Australian Dollar and weakened against the Brazilian Real since December 31, 2021. If currency exchange rates were to remain at January 2022 levels throughout 2022, the currency impact on the Company’s full-year reported revenues would be unfavorable, offset by a favorable impact on operating expenses. These results will likely have an immaterial impact on reported net income.
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

Item 8. Financial Statements and Supplementary Data
ROBERT HALF INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share amounts)

	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$619,001	$574,426
Accounts receivable, net	984,691	714,163
Employee deferred compensation trust assets	494,991	406,634
Other current assets	169,864	147,515
Total current assets	2,268,547	1,842,738
Property and equipment, net	93,403	109,817
Right-of-use assets	228,793	262,688
Other intangible assets, net	3,334	5,594
Goodwill	222,855	223,055
Noncurrent deferred income taxes	135,427	113,532
Total assets	$2,952,359	$2,557,424
LIABILITIES
Accounts payable and accrued expenses	$183,796	$130,770
Accrued payroll and benefit costs	540,183	397,877
Employee deferred compensation plan obligations	535,276	435,121
Income taxes payable	15,631	4,015
Notes payable	—	239
Current operating lease liabilities	83,787	78,604
Total current liabilities	1,358,673	1,046,626
Noncurrent operating lease liabilities	181,291	223,869
Other liabilities	31,344	81,640
Total liabilities	1,571,308	1,352,135
Commitments and Contingencies (Note L)
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 260,000,000 shares; issued and outstanding 110,685,989 and 113,127,501 shares	111	113
Additional paid-in capital	1,235,903	1,179,972
Accumulated other comprehensive income (loss)	(22,622)	(4,732)
Retained earnings	167,659	29,936
Total stockholders’ equity	1,381,051	1,205,289
Total liabilities and stockholders’ equity	$2,952,359	$2,557,424

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Service revenues	$6,461,444	$5,109,000	$6,074,432
Costs of services	3,765,416	3,096,389	3,549,303
Gross margin	2,696,028	2,012,611	2,525,129
Selling, general and administrative expenses	1,951,282	1,666,041	1,958,295
Income from investments held in employee deferred compensation trusts (which is completely offset by related costs and expenses - Notes A & I)	(61,078)	(75,188)	(54,917)
Amortization of intangible assets	2,241	1,219	1,361
Interest income, net	(197)	(1,343)	(5,125)
Income before income taxes	803,780	421,882	625,515
Provision for income taxes	205,154	115,606	171,082
Net income	$598,626	$306,276	$454,433

Net income per share:
Basic	$5.42	$2.72	$3.93
Diluted	$5.36	$2.70	$3.90
Shares:
Basic	110,482	112,729	115,656
Diluted	111,718	113,318	116,411
Dividends declared per share	$1.52	$1.36	$1.24

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
COMPREHENSIVE INCOME (LOSS):
Net income	$598,626	$306,276	$454,433
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(18,702)	18,973	(1,553)
Foreign defined benefit plans, net of tax	812	(3,719)	(2,324)
Total other comprehensive income (loss)	(17,890)	15,254	(3,877)
Total comprehensive income (loss)	$580,736	$321,530	$450,556

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Par Value

Balance at December 31, 2018	119,078	$119	$1,079,188	$(16,109)	$—	$1,063,198
Net income	—	—	—	—	454,433	454,433
Other comprehensive income (loss)	—	—	—	(3,877)	—	(3,877)
Dividends declared ($1.24 per share)	—	—	—	—	(145,726)	(145,726)
Net issuances of restricted stock	647	1	(1)	—	—	—
Stock-based compensation	—	—	48,300	—	—	48,300
Repurchases of common stock	(4,605)	(5)	—	—	(272,640)	(272,645)
Balance at December 31, 2019	115,120	$115	$1,127,487	$(19,986)	$36,067	$1,143,683

Net income	—	—	—	—	306,276	306,276
Adoption of accounting pronouncement	—	—	—	—	(558)	(558)
Other comprehensive income (loss)	—	—	—	15,254	—	15,254
Dividends declared ($1.36 per share)	—	—	—	—	(156,045)	(156,045)
Net issuances of restricted stock	879	1	(1)	—	—	—
Stock-based compensation	—	—	52,486	—	—	52,486
Repurchases of common stock	(2,871)	(3)	—	—	(155,804)	(155,807)
Balance at December 31, 2020	113,128	$113	$1,179,972	$(4,732)	$29,936	$1,205,289

Net income	—	—	—	—	598,626	598,626
Other comprehensive income (loss)	—	—	—	(17,890)	—	(17,890)
Dividends declared ($1.52 per share)	—	—	—	—	(170,679)	(170,679)
Net issuances of restricted stock	701	1	(1)	—	—	—
Stock-based compensation	—	—	55,932	—	—	55,932
Repurchases of common stock	(3,143)	(3)	—	—	(290,224)	(290,227)
Balance at December 31, 2021	110,686	$111	$1,235,903	$(22,622)	$167,659	$1,381,051

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$598,626	$306,276	$454,433
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	9,464	4,200	9,868
Depreciation	52,210	62,281	64,264
Amortization of cloud computing implementation costs	28,023	18,399	3,624
Amortization of intangible assets	2,241	1,219	1,361
Realized and unrealized gains from investments held in employee deferred compensation trusts	(37,359)	(66,866)	(44,492)
Stock-based compensation	55,932	52,486	48,300
Deferred income taxes	(21,133)	(13,146)	(9,473)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(292,628)	127,740	(48,461)
Capitalized cloud computing implementation costs	(31,240)	(33,178)	(30,338)
Accounts payable and accrued expenses	52,610	1,098	(9,204)
Accrued payroll and benefit cost	99,005	119,231	17,705
Employee deferred compensation plan obligations	100,058	13,923	87,670
Income taxes payable	3,587	182	(18,798)
Other assets and liabilities, net	(16,260)	2,683	(6,830)
Net cash flows provided by operating activities	603,136	596,528	519,629

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(36,611)	(33,377)	(59,464)
Investments in employee deferred compensation trusts	(85,432)	(64,351)	(71,432)
Proceeds from employee deferred compensation trust redemptions	34,434	123,025	28,758
Payments for acquisitions, net of cash acquired	—	(15,836)	—
Net cash flows (used in) provided by investing activities	(87,609)	9,461	(102,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(239)	(218)	(200)
Repurchases of common stock	(287,738)	(159,172)	(277,535)
Dividends paid	(170,612)	(155,935)	(145,631)
Net cash flows used in financing activities	(458,589)	(315,325)	(423,366)
Effect of exchange rate fluctuations	(12,363)	13,284	(226)
Change in cash and cash equivalents	44,575	303,948	(6,101)
Cash and cash equivalents at beginning of period	574,426	270,478	276,579
Cash and cash equivalents at end of period	$619,001	$574,426	$270,478

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$548	$577	$232
Income taxes, net of refunds	$219,726	$128,321	$191,522
Non-cash items:
Stock repurchases awaiting settlement	$5,593	$3,104	$6,469
Fund exchanges within employee deferred compensation trusts	$116,815	$208,055	$41,648

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
Use of Estimates.    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include allowances for credit losses, variable consideration, workers’ compensation losses, accrued medical expenses, income and other taxes, and assumptions used in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions. We continue to monitor the global economic uncertainty as a result of cornavirus (“COVID-19”) and its variants to assess the impact on the Company’s results of operations, financial condition and liquidity. Actual results and outcomes may differ from management’s estimates and assumptions.
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
Costs of Services.    Direct costs of temporary and consultant staffing consist of professional staff payroll, payroll taxes and benefit costs for the Company’s engagement professionals, as well as reimbursable expenses. Direct costs of permanent placement staffing services consist of reimbursable expenses. Risk consulting and internal audit direct costs of services include professional staff payroll, payroll taxes and benefit costs, as well as reimbursable expenses.
Advertising Costs.    The Company expenses all advertising costs as incurred. Advertising costs were $49.3 million, $37.2 million and $54.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the Company’s income from investments held in employee deferred compensation trusts (in thousands):

	Year Ended December 31,
	2021	2020	2019
Dividend income	$23,719	$8,322	$10,425
Realized and unrealized gains	37,359	66,866	44,492
Income from investments held in employee deferred compensation trusts	$61,078	$75,188	$54,917
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

	Fair Value Measurements Using
	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$66,700	$66,700	—	—
Mutual funds - bond	30,750	30,750	—	—
Mutual funds - stock	303,277	303,277	—	—
Mutual funds - blend	94,264	94,264	—	—
	$494,991	$494,991	—	—

	Fair Value Measurements Using
	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$69,681	$69,681	—	—
Mutual funds - bond	27,282	27,282	—	—
Mutual funds - stock	234,667	234,667	—	—
Mutual funds - blend	75,004	75,004	—	—
	$406,634	$406,634	—	—
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
Allowance for Credit Losses.    The Company is exposed to credit losses resulting from the inability of its customers to make required payments. The Company establishes an allowance for these potential credit losses based on its review of customers’ credit profiles, historical loss statistics, prepayments, recoveries, age of customer receivable balances, current business conditions and macro-economic trends. The Company considers risk characteristics of trade receivables based on asset type and geographical locations to evaluate trade receivables on a collective basis. The Company applies credit loss estimates to these pooled receivables to determine expected credit losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the activity in the allowance for credit losses from January 1, 2020, through December 31, 2021 (in thousands):

Allowance for Credit Losses
Balance as of January 1, 2020	$23,443
Charges to expense	4,200
Deductions	(7,906)
Other, including translation adjustments	(120)
Balance as of December 31, 2020	$19,617
Charges to expense	9,464
Deductions	(6,827)
Other, including translation adjustments	(724)
Balance as of December 31, 2021	$21,530
Property and Equipment.    Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the following useful lives:

Computer hardware	2 to 3 years
Computer software	2 to 5 years
Furniture and equipment	3 to 5 years
Leasehold improvements	Term of lease
Internal-use Software. The Company develops and implements software for internal use to enhance the performance and capabilities of the operating technology infrastructure. Direct costs incurred for the development of internal-use software are capitalized from the time when the completion of the internal-use software is considered probable until the software is ready for use. All other preliminary and planning stage costs are expensed as incurred. Cloud computing implementation costs incurred in hosting arrangements are capitalized and reported as a component of other current assets, while all other capitalized internal-use software development costs are reported as a component of computer software within property and equipment on the Consolidated Statements of Financial Position. Capitalized software costs are amortized using the straight-line method over the estimated useful life of the software, ranging from two to five years.
Leases.    The Company determines if a contractual arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and noncurrent operating lease liabilities on the Consolidated Statements of Financial Position. The Company does not currently have finance leases.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the possession date (generally this is the commencement date) of the lease based on the present value of lease payments over the lease term. The lease payments included in the present value are fixed lease payments and fixed management fees. The operating lease ROU assets include any payments made before the commencement date and exclude lease incentives. As most of the Company’s leases do not provide an implicit rate, the Company estimates its collateralized incremental borrowing rate, based on information available at the commencement date, in determining the present value of lease payments. The Company applies the portfolio approach in applying discount rates to its classes of leases. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company does not have any material subleases. The Company does not currently have residual value guarantees or restrictive covenants in its leases. The Company has contracts with lease and non-lease components, which are accounted for on a combined basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and Intangible Assets.    Goodwill and intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment assessment during the second quarter in each of the years ended December 31, 2021, 2020 and 2019, and determined that no adjustment to the carrying value of goodwill was required. There were no events or changes in circumstances during the six months ended December 31, 2021, that caused the Company to perform an interim impairment assessment.
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
The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. Valuation allowances of $24.2 million and $24.1 million were recorded as of December 31, 2021 and 2020, respectively. The valuation allowances recorded related primarily to net operating losses in certain foreign operations. If such losses are ultimately utilized to offset future segment income, the Company will recognize a tax benefit up to the full amount of the valuation reserve.
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
The reserves for IBNR claims and for the ongoing development of existing claims in each reporting period includes estimates. The Company has established reserves for workers’ compensation claims using loss development rates which are estimated using periodic third party actuarial valuations based upon historical loss statistics, which include the Company’s historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future results.
Accrued Medical Expenses. The Company offers several medical plans to its employees and retains the economic burden for the first $1.0 million per claimant per year in medical claims. Claims in excess of $1.0 million per year per claimant are insured. Medical expense includes the insurance premiums for claims in excess of $1.0 million, claims administration fees, prescription fees and reimbursements, and an estimate for the Company’s liability for IBNR claims and for the ongoing development of existing claims. Medical expenses are presented as a component of selling, general and administrative expenses, or in the case of risk consulting and internal audit services, costs of services in the Consolidated Statements of Operations.
The reserves for IBNR claims and for the ongoing development of existing claims in each reporting period includes estimates. The Company has established reserves for medical claims using rates which are estimated using periodic third-party actuarial valuations based upon historical loss statistics which include the Company’s historical claims data, and an estimate of future claim trends. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company recognizes compensation expense equal to the grant-date fair value for all stock-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award. The Company determines the grant-date fair value of its restricted stock and stock unit awards using the fair market value of its stock on the grant date, unless the awards are subject to market conditions, in which case the Company utilizes a binomial-lattice model (i.e., Monte Carlo simulation model). The Monte Carlo simulation model utilizes multiple input variables to determine the stock-based compensation fair value.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
Government Assistance. In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-10, "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance" to increase the transparency of government assistance including the disclosure of the types of assistance an entity receives, an entity’s method of accounting for government assistance and the effect of the assistance on an entity’s financial statements. This standard is effective for annual periods beginning after December 15, 2021. The amendments should be applied either (1) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application, or (2) retrospectively to those transactions. This guidance is effective for annual periods beginning after December 15, 2021. The Company believes the adoption of this guidance will not have a material impact on its financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Temporary and consultant staffing revenues. Temporary and consultant staffing revenues from contracts with customers are recognized in the amount to which the Company has a right to invoice, when the services are rendered by the Company’s engagement professionals. The substantial majority of engagement professionals placed on assignment by the Company are the Company’s legal employees while they are working on assignments. The Company pays all related costs of employment, including workers’ compensation insurance, state and federal unemployment taxes, social security, and certain fringe benefits. The Company assumes the risk of acceptability of its employees to its customers.
The Company records temporary and consultant staffing revenue on a gross basis as a principal versus on a net basis as an agent in the presentation of revenues and expenses. The Company has concluded that gross reporting is appropriate because the Company (i) has the risk of identifying and hiring qualified employees, (ii) has the discretion to select the employees and establish their price and duties, and (iii) bears the risk for services that are not fully paid for by customers. Fees paid to Time Management or Vendor Management service providers selected by clients are recorded as a reduction of revenues, as the Company is not the primary obligor with respect to those services.
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
The following table presents the Company’s revenues disaggregated by line of business (in thousands):

	Year Ended December 31,
	2021	2020	2019
Accountemps	$1,870,563	$1,558,024	$1,985,221
OfficeTeam	1,058,906	764,947	1,040,755
Robert Half Technology	795,319	695,418	765,831
Robert Half Management Resources	894,334	698,942	792,757
Elimination of intersegment revenues (a)	(580,379)	(239,996)	(172,439)
Temporary and consultant staffing	4,038,743	3,477,335	4,412,125
Permanent placement staffing	569,921	370,109	533,432
Risk consulting and internal audit services	1,852,780	1,261,556	1,128,875
Service revenues	$6,461,444	$5,109,000	$6,074,432
(a)Service revenues for Accountemps, OfficeTeam, Robert Half Technology and Robert Half Management Resources include intersegment revenues, which represent revenues from services provided to the Company’s risk consulting and internal audit services segment in connection with the Company’s blended business solutions. Intersegment revenues for each line of business are aggregated and then eliminated as a single line.
Payment terms in the Company's contracts vary by the type and location of the Company's customer and the services offered. The term between invoicing and when payment is due is not significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contracts with multiple performance obligations are recognized as performance obligations are delivered, and contract value is allocated based on relative stand-alone selling values of the services and products in the arrangement. As of December 31, 2021, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $111.9 million. Of this amount, $105.5 million is expected to be recognized within the next twelve months. As of December 31, 2020, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $134.9 million.
Contract liabilities are recorded when cash payments are received or due in advance of performance and are reflected in accounts payable and accrued expenses on the Consolidated Statements of Financial Position. The following table sets forth the activity in contract liabilities from December 31, 2018, through December 31, 2021 (in thousands):

Contract
Liabilities
Balance as of December 31, 2018	$12,997
Payments in advance of satisfaction of performance obligations	13,030
Revenue recognized	(12,072)
Other, including translation adjustments	(1,007)
Balance as of December 31, 2019	$12,948
Payments in advance of satisfaction of performance obligations	25,614
Revenue recognized	(20,687)
Other, including translation adjustments	377
Balance as of December 31, 2020	$18,252
Payments in advance of satisfaction of performance obligations	27,341
Revenue recognized	(20,372)
Other, including translation adjustments	380
Balance as of December 31, 2021	$25,601
Note D—Other Current Assets
Other current assets consisted of the following (in thousands):

	December 31,
	2021	2020
Prepaid expenses	$69,526	$56,157
Unamortized cloud computing implementation costs	44,692	41,517
Other	55,646	49,841
Other current assets	$169,864	$147,515
Note E—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	December 31,
	2021	2020
Computer hardware	$157,408	$159,180
Computer software	246,013	250,585
Furniture and equipment	93,144	91,112
Leasehold improvements	165,153	164,807
Property and equipment, cost	661,718	665,684
Accumulated depreciation	(568,315)	(555,867)
Property and equipment, net	$93,403	$109,817

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note F—Leases
The Company has operating leases for corporate and field offices, and certain equipment. The Company’s leases have remaining lease terms of 1 year to 8 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year. Operating lease expense was $86.6 million, $81.5 million and $77.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Supplemental cash flow information related to leases consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid for operating lease liabilities	$91,253	$84,569	$78,152
Right-of-use assets obtained in exchange for operating lease liabilities from new leases	$20,038	$37,786	$32,170
Right-of-use assets obtained in exchange for operating lease liabilities from lease modifications or reassessments	$31,433	$64,221	$32,122
Supplemental balance sheet information related to leases consisted of the following:

	Year Ended December 31,
	2021	2020	2019
Weighted average remaining lease term for operating leases	3.9 years	4.5 years	4.8 years
Weighted average discount rate for operating leases	2.3%	2.6%	3.0%

Future minimum lease payments under non-cancellable leases as of December 31, 2021, were as follows (in thousands):

2022	$88,785
2023	69,527
2024	53,289
2025	32,354
2026	19,905
Thereafter	13,639
Less: Imputed interest	(12,421)
Present value of operating lease liabilities (a)	$265,078
(a) Includes current portion of $83.8 million for operating leases.
As of December 31, 2021, the Company had additional future minimum lease obligations totaling $10.7 million under executed operating lease contracts that had not yet commenced. These operating leases include agreements for corporate and field office facilities with lease terms of 1 to 6 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note G—Goodwill
The following table sets forth the activity in goodwill from December 31, 2019, through December 31, 2021 (in thousands):

	Goodwill
	Temporary and consultant staffing	Permanent placement staffing	Risk consulting and internal audit services	Total
Balance as of December 31, 2019	$134,210	$26,097	$50,057	$210,364
Acquisitions (a)	—	—	12,199	12,199
Foreign currency translation adjustments	301	83	108	492
Balance as of December 31, 2020	$134,511	$26,180	$62,364	$223,055
Foreign currency translation adjustments	73	9	(282)	(200)
Balance as of December 31, 2021	$134,584	$26,189	$62,082	$222,855
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
Note H—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	December 31,
	2021	2020
Payroll and benefits	$449,246	$311,169
Payroll taxes	74,117	67,712
Workers’ compensation	16,820	18,996
Accrued payroll and benefit costs	$540,183	$397,877
The Company, under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, deferred paying $51.1 million and $102.2 million of applicable payroll taxes as of December 31, 2021 and December 31, 2020, respectively. The remaining deferred payroll balance of $51.1 million is expected to be paid during the next 12 months and is included in payroll and benefits.
Note I—Employee Deferred Compensation Plan Obligations
The Company provides various qualified defined contribution 401(k) plans covering eligible employees. The plans offer a savings feature with the Company matching employee contributions. Assets of this plan are held by an independent trustee for the sole benefit of participating employees. Nonqualified plans are provided for employees not eligible for the qualified plans. These plans include provisions for salary deferrals and Company matching and discretionary contributions. The asset value of the nonqualified plans was $495.0 million and $406.6 million as of December 31, 2021 and December 31, 2020, respectively. The Company holds these assets to satisfy the Company’s liabilities under its deferred compensation plans.
The liability value for the nonqualified plans was $535.3 million and $435.1 million as of December 31, 2021 and December 31, 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the Company’s compensation expense related to its qualified defined contribution plans and nonqualified plans (in thousands):

	Year Ended December 31,
	2021	2020	2019
Contribution expense	$47,119	$42,092	$26,122
Increase in employee deferred compensation expense related to changes in the fair value of trust assets	61,078	75,188	54,917
	$108,197	$117,280	$81,039
The Company has statutory defined contribution plans and defined benefit plans outside the U.S., which are not material.
Note J—Notes Payable
The Company had a promissory note payable which had a balance of $0.2 million at December 31, 2020, and was paid in full as of December 31, 2021.
The Company has an uncommitted letter of credit facility (the “facility”) of up to $35.0 million, which is available to cover the issuance of debt support standby letters of credit. The Company had used $18.0 million and $17.0 million in debt support standby letters of credit as of December 31, 2021 and 2020, respectively. Of the debt support standby letters of credit outstanding, as of December 31, 2021 and 2020, $18.0 million and $16.8 million, respectively, satisfied workers’ compensation insurer’s collateral requirements. There is a service fee of 1.2% on the used portion of the facility. The facility is subject to certain financial covenants and expires on August 31, 2022. The Company was in compliance with these covenants as of December 31, 2021. The Company intends to renew this facility prior to its August 31, 2022, expiration.
In March 2021, the Company entered into an amendment to extend the maturity of its $100 million unsecured revolving credit facility (the “Credit Agreement”) to May 2024. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the LIBOR, or an alternative base rate, plus an applicable margin. The Credit Agreement is subject to certain financial covenants and the Company was in compliance with these covenants as of December 31, 2021. There were no borrowings under the Credit Agreement as of December 31, 2021 or December 31, 2020.
Note K—Income Taxes
The provision for income taxes for the years ended December 31, 2021, 2020 and 2019, consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$137,862	$79,926	$107,699
State	47,226	27,401	39,028
Foreign	41,464	20,018	33,227
Deferred:
Federal and state	(22,515)	(9,089)	(9,959)
Foreign	1,117	(2,650)	1,087
	$205,154	$115,606	$171,082

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income before the provision for income taxes for the years ended December 31, 2021, 2020 and 2019, consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$676,445	$378,876	$545,695
Foreign	127,335	43,006	79,820
	$803,780	$421,882	$625,515
The income taxes shown above varied from the statutory federal income tax rates for these periods as follows:

	Year Ended December 31,
	2021	2020	2019
Federal U.S. income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	4.5	4.9	4.9
Permanent book/tax differences	(0.4)	0.3	0.5
Compensation book/tax differences	0.7	1.3	0.6
Non-U.S. income taxed at different rates, net of foreign tax credits	1.9	1.7	2.1
Federal tax credits	(1.6)	(1.5)	(1.4)
Tax impact of uncertain tax positions	0.3	0.1	0.2
Other, net	(0.9)	(0.4)	(0.5)
Effective tax rate	25.5%	27.4%	27.4%
The deferred portion of the tax (benefit) provision consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Accrued expenses, deducted for tax when paid	$(32,741)	$(33,997)	$(29,471)
Capitalized costs for books, deducted for tax	462	1,904	3,246
Depreciation	(2,286)	6,732	3,526
Unrealized gains from investments held in employee deferred compensation trusts	8,167	14,882	11,674
Other, net	5,000	(1,260)	2,153
	$(21,398)	$(11,739)	$(8,872)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the deferred income tax amounts at December 31, 2021 and 2020, were as follows (in thousands):

	December 31,
	2021	2020
Deferred income tax assets
Employee deferred compensation and other benefit obligations	$155,064	$128,702
Deferred revenues, foreign royalties and management fees	16,034	—
Deferred Payroll Taxes (CARES Act)	13,355	27,086
Credits and net operating loss carryforwards	24,811	30,651
Stock-based compensation	3,843	3,637
Allowance for credit losses	6,557	5,272
Workers’ compensation	3,623	3,774
Operating lease liabilities	52,614	59,249
Other	18,565	13,361
Total deferred income tax assets	294,466	271,732
Deferred income tax liabilities
Amortization of intangible assets	(24,391)	(24,163)
Property and equipment basis differences	(23,305)	(25,555)
Unrealized gains from investments held in employee deferred compensation trusts	(34,001)	(26,224)
Right-of-use assets	(43,986)	(49,833)
Other	(10,549)	(8,922)
Total deferred income tax liabilities	(136,232)	(134,697)
Valuation allowance	(24,198)	(24,132)
Total deferred income tax assets, net	$134,036	$112,903
Credits and net operating loss carryforwards primarily include tax-effected net operating losses in foreign countries of $22.8 million that expire in 2022 and later, and California enterprise zone tax credits of $1.6 million that expire in 2023. Of the $1.6 million of California enterprise zone tax credits, the Company expects that it will utilize $0.4 million of these credits prior to expiration. Valuation allowances of $23.0 million have been maintained against net operating loss carryforwards and other deferred items in foreign countries. In addition, a valuation allowance of $1.2 million has been maintained against California enterprise zone tax credits.
As of December 31, 2021, the Company’s consolidated financial statements provide for any related U.S. tax liability on earnings of foreign subsidiaries that may be repatriated.
The following table reconciles the total amounts of gross unrecognized tax benefits from January 1, 2019 to December 31, 2021 (in thousands):

	December 31,
	2021	2020	2019
Balance at beginning of period	$9,785	$9,354	$8,418
Gross increases—tax positions in prior years	3	220	—
Gross decreases—tax positions in prior years	0	0	(760)
Gross increases—tax positions in current year	3,370	1,678	1,703
Settlements	—	—	(4)
Lapse of statute of limitations	(1,894)	(1,467)	(3)
Balance at end of period	$11,264	$9,785	$9,354
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $11.3 million, $9.8 million and $9.3 million for 2021, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The total amount of interest and penalties accrued as of December 31, 2021, is $0.4 million, including a $0.1 million decrease recorded in income tax expense during the year. The total amount of interest and penalties accrued as of December 31, 2020, was $0.5 million, including less than a $0.1 million increase recorded in income tax expense during the year. The total amount of interest and penalties accrued as of December 31, 2019, was $0.5 million, including a $0.2 million increase recorded in income tax expense during the year.
The Company does not believe it is reasonably possible that the settlement of tax uncertainties will occur within the next twelve months.
The Company’s major income tax jurisdictions are the United States, Australia, Belgium, Canada, France, Germany and the United Kingdom. For U.S. federal income tax, the Company remains subject to examination for 2018 and subsequent years. For major U.S. states, with few exceptions, the Company remains subject to examination for 2017 and subsequent years. Generally, for foreign countries, the Company remains subject to examination for 2014 and subsequent years..
Note L—Commitments and Contingencies
On March 23, 2015, Plaintiff Jessica Gentry, on her own behalf and on behalf of a putative class of allegedly similarly situated individuals, filed a complaint against the Company in the Superior Court of California, San Francisco County, which was subsequently amended on October 23, 2015. The complaint alleges that a putative class of current and former employees of the Company working in California since March 13, 2010, were denied compensation for the time they spent interviewing “for temporary and permanent employment opportunities” as well as performing activities related to the interview process. Gentry seeks recovery on her own behalf and on behalf of the putative class in an unspecified amount for this allegedly unpaid compensation. Gentry also seeks recovery of an unspecified amount for the alleged failure of the Company to provide her and the putative class with accurate wage statements. Gentry also seeks an unspecified amount of other damages, attorneys’ fees and statutory penalties, including penalties for allegedly not paying all wages due upon separation to former employees and statutory penalties on behalf of herself and other allegedly “aggrieved employees” as defined by California’s Labor Code Private Attorney General Act (“PAGA”). On January 4, 2016, the Court denied a motion by the Company to compel all of Gentry’s claims, except the PAGA claim, to individual arbitration. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding and, accordingly, no amounts have been provided in the Company’s Financial Statements. The Company believes it has meritorious defenses to the allegations and the Company intends to continue to vigorously defend against the litigation.
On April 6, 2018, Plaintiff Shari Dorff, on her own behalf and on behalf of a putative class of allegedly similarly situated individuals, filed a complaint against the Company in the Superior Court of California, County of Los Angeles. In addition to certain claims individual to Plaintiff Dorff, the complaint alleges that salaried recruiters based in California have been misclassified as exempt employees and seeks an unspecified amount for: unpaid wages resulting from such alleged misclassification; alleged failure to provide a reasonable opportunity to take meal periods and rest breaks; alleged failure to pay wages on a timely basis both during employment and upon separation; alleged failure to comply with California requirements regarding wage statements and record-keeping; and alleged improper denial of expense reimbursement. Plaintiff Dorff also seeks an unspecified amount of other damages, attorneys’ fees and penalties, including but not limited to statutory penalties on behalf of herself and other allegedly “aggrieved employees” as defined by PAGA. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding and, accordingly, no amounts have been provided in the Company’s Financial Statements. The Company believes it has meritorious defenses to the allegations and the Company intends to continue to vigorously defend against the litigation.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note M—Stockholders' Equity
Stock Repurchase Program.    As of December 31, 2021, the Company is authorized to repurchase, from time to time, up to 7.2 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the years ended December 31, 2021, 2020 and 2019, are reflected in the following table (in thousands):

	Year Ended December 31,
	2021	2020	2019
Common stock repurchased (in shares)	2,796	2,505	4,253
Common stock repurchased	$260,410	$138,408	$250,154
Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. The number and the cost of employee stock plan repurchases made during the years ended December 31, 2021, 2020 and 2019, are reflected in the following table (in thousands):

	Year Ended December 31,
	2021	2020	2019
Repurchases related to employee stock plans (in shares)	347	366	352
Repurchases related to employee stock plans	$29,817	$17,399	$22,491
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for each of the three years ended December 31, 2021, 2020 and 2019 (consisting of purchase of shares for the treasury) is presented in the Consolidated Statements of Stockholders’ Equity.
Dividends. The Company’s Board of Directors may, at their discretion, declare and pay cash dividends upon the shares of the Company’s stock, either out of the Company’s retained earnings or additional paid-in capital. The dividends declared per share were $1.52, $1.36 and $1.24 during the years ended December 31, 2021, 2020 and 2019, respectively.
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
During the year ended December 31, 2021, the Company granted performance shares to its executives in the form of restricted stock. The shares granted contain (1) a performance condition based on Return on Invested Capital (“ROIC”), and (2) a market condition based on Total Shareholder Return (“TSR”). The ROIC performance condition and the TSR market condition measure the Company’s performance against a peer group. Shares will be delivered at the end of a three-year vesting, TSR and ROIC performance period based on the Company’s actual performance compared to the peer group. The ROIC performance condition is calculated first and has a range of possible outcomes of zero percent (0%) to one-hundred fifty percent (150%). The TSR condition is considered a modifier of the ROIC performance condition. The range for the TSR condition is seventy-five percent (75%) to one-hundred twenty-five percent (125%). The result calculated by multiplying the ROIC percentage by the TSR percentage is used to calculate the actual number of shares earned. The fair value of this award was determined using a Monte Carlo simulation with the following assumptions: a historical volatility of 38.0%, a 0% dividend yield, and a risk-free interest rate of 0.3%. The historical volatility was based on the most recent 2.81-year period for the Company and the components of the peer group. The stock price movements have been modeled such that the dividends are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

incorporated in the returns of each company’s stock, therefore the Monte Carlo simulation reflects a 0% dividend yield for each stock. The use of a 0% dividend yield is mathematically equivalent to including the dividends in the calculation of TSR. The risk-free interest rate is equal to the yield, as of the valuation date, of the zero-coupon U.S. Treasury bill that is commensurate with the remaining performance period.
Unrecognized compensation cost is expected to be recognized over the next four years. Total unrecognized compensation cost, net of estimated forfeitures, for restricted stock and stock units was $75.3 million, $73.9 million and $71.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The following table reflects activity under all stock plans from December 31, 2018 through December 31, 2021, and the weighted average exercise prices (in thousands, except per share amounts):

	Non-Executive Officer Time-Based Awards		Performance-Based Awards With Market Conditions		Performance-Based Awards Without Market Conditions		Total Awards With Performance Condition
	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/ Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2018	1,085	$50.24	358	$45.93	608	$51.74	966	$49.58
Granted	434	$66.66	236	$74.01	—	—	236	$74.01
Restrictions lapsed	(557)	$50.29	(338)	$45.93	—	—	(338)	$45.93
Forfeited	(15)	$53.85	(20)	$45.93	—	—	(20)	$45.93
Outstanding, December 31, 2019	947	$57.67	236	$74.01	608	$51.74	844	$57.97
Granted	625	$54.92	223	$66.86	70	$47.45	293	$62.22
Restrictions lapsed	(526)	$54.57	—	—	(400)	$47.45	(400)	$47.45
Forfeited	(26)	$58.37	—	—	—	—	—	—
Outstanding, December 31, 2020	1,020	$57.57	459	$70.53	278	$56.83	737	$65.36
Granted	507	$76.49	167	$88.77	70	$56.83	237	$79.40
Restrictions lapsed	(530)	$60.10	—	—	(348)	$56.83	(348)	$56.83
Forfeited	(46)	$65.40	—	—	—	—	—	—
Outstanding, December 31, 2021	951	$65.85	626	$75.41	—	—	626	$75.41
The total fair value of shares vested was $78.0 million, $46.2 million and $57.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
At December 31, 2021, the total number of available shares to grant under the plans (consisting of either restricted stock, stock units, stock appreciation rights or options to purchase common stock) was approximately 3.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note O—Net Income Per Share
The calculation of net income per share for the three years ended December 31, 2021, 2020 and 2019, are reflected in the following table (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Net income	$598,626	$306,276	$454,433
Basic:
Weighted average shares	110,482	112,729	115,656
Diluted:
Weighted average shares	110,482	112,729	115,656
Dilutive effect of potential common shares	1,236	589	755
Diluted weighted average shares	111,718	113,318	116,411
Net income per share:
Basic	$5.42	$2.72	$3.93
Diluted	$5.36	$2.70	$3.90
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
The accounting policies of the segments are set forth in Note A. The Company evaluates performance based on income before net interest income, intangible assets amortization expense and income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of service revenues and segment income by reportable segment to consolidated results (in thousands):

	Year Ended December 31,
	2021	2020	2019
Service revenues
Temporary and consultant staffing	$4,038,743	$3,477,335	$4,412,125
Permanent placement staffing	569,921	370,109	533,432
Risk consulting and internal audit services	1,852,780	1,261,556	1,128,875
	$6,461,444	$5,109,000	$6,074,432
Segment income
Temporary and consultant staffing	$393,872	$237,279	$410,153
Permanent placement staffing	106,465	28,799	83,885
Risk consulting and internal audit services	305,487	155,680	127,713
Combined segment income	805,824	421,758	621,751
Amortization of intangible assets	2,241	1,219	1,361
Interest income, net	(197)	(1,343)	(5,125)
Income before income taxes	$803,780	$421,882	$625,515
Service revenues presented above are shown net of eliminations of intersegment revenues. Intersegment revenues between temporary and consultant staffing segment and risk consulting and internal audit services segment were $580.4 million, $240.0 million and $172.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The Company operates internationally, with operations in North America, South America, Europe, Asia and Australia. The following tables represent revenues and long-lived assets by geographic location (in thousands):

	Year Ended December 31,
	2021	2020	2019
Service revenues (a)
Domestic	$5,006,525	$3,984,742	$4,708,715
Foreign (b)	1,454,919	1,124,258	1,365,717
	$6,461,444	$5,109,000	$6,074,432

	December 31,
	2021	2020	2019
Property and equipment, net
Domestic	$76,757	$88,117	$99,365
Foreign	16,646	21,700	29,020
	$93,403	$109,817	$128,385

(a)There were no customers that accounted for more than 10% of the Company’s total service revenues in any year presented.
(b)No individual country represented more than 10% of revenues in any year presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note Q—Subsequent Events
On February 10, 2022, the Company announced the following:

Quarterly dividend per share	$.43
Declaration date	February 10, 2022
Record date	February 25, 2022
Payment date	March 15, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Robert Half International Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedule listed in the index appearing under Item 15(a)(2), of Robert Half International Inc. and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Income taxes

As described in Notes A and K to the consolidated financial statements, the Company’s operations are subject to U.S. federal, state and local, and foreign income taxes. In establishing its deferred income tax assets and liabilities and its provision for income taxes, management makes judgments and interpretations based on the enacted tax laws that are applicable to its operations in various jurisdictions. Deferred tax assets and liabilities are measured and recorded using current enacted tax rates, which management expects will apply to taxable income in the years in which those temporary differences are recovered or settled. Management also evaluates the need for valuation allowances to reduce deferred tax assets to realizable amounts. In determining the realizability of its deferred tax assets, management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. As disclosed by management, the likelihood of a material change in the Company’s expected realization of its deferred tax assets is dependent on future taxable income and the effectiveness of its tax planning strategies in the various relevant jurisdictions. The Company recorded a provision for income taxes of $205.2 million for the year ended December 31, 2021 and net deferred income tax assets of $134 million including a valuation allowance of $24.2 million as of December 31, 2021.

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
February 14, 2022

We have served as the Company’s auditor since 2002.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures. Management, including the Company’s President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Item 9B. Other Information
None.

PART III
Except as provided below in this Part III, the information required by Items 10 through 14 of Part III is incorporated by reference from Item 1 of this Report and from the registrant’s Proxy Statement, under the captions “Nomination and Election of Directors,” “Beneficial Stock Ownership,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Corporate Governance,” “The Board and Committees” and “Independent Registered Public Accounting Firm” which Proxy Statement will be mailed to stockholders in connection with the registrant’s annual meeting of stockholders, which is scheduled to be held in May 2022.

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

*10.9
Senior Executive Retirement Plan, as amended and restated December 15, 2019, incorporated by reference to Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

*10.10
Form of Part-Time Employment Agreement, as amended and restated, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014.

*10.11	Annual Performance Bonus Plan, as amended and restated, incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated May 23, 2013.

*10.12	Summary of Outside Director Cash Remuneration, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.

10.13	Stock Incentive Plan, as amended and restated, dated February 10, 2022.

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

*10.19
Stock Incentive Plan– Form of Restricted Share Agreement for Executive Officers effective October 29, 2020, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020.

*10.20
Stock Incentive Plan–Form of Restricted Share Agreement for Independent Directors effective October 29, 2020, incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020.

10.21
Credit Agreement, dated as of May 11, 2020, among the Company, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated May 15, 2020.

10.22
Guaranty, dated May 11, 2020, by Protiviti Inc. in favor of JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated May 15, 2020.

10.23	Amendment No.1, dated May 6, 2021 to Credit Agreement Dated as of May 11, 2020, incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K dated May 11, 2021.

21.1	Subsidiaries of the Registrant

23.1	Independent Registered Public Accounting Firm’s Consent.

31.1	Rule 13a-14(a) Certification of Chief Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Rule 1350 Certification of Chief Executive Officer.

32.2	Rule 1350 Certification of Chief Rule 1350 Certification of Chief Financial Officer.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ROBERT HALF INTERNATIONAL INC. (Registrant)

Date: February 14, 2022	By:	/s/ MICHAEL C. BUCKLEY
Michael C. Buckley Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 14, 2022	By:	/s/ HAROLD M. MESSMER, JR.
Harold M. Messmer, Jr. Executive Chairman of the Board, and a Director

Date: February 14, 2022	By:	/s/ M. KEITH WADDELL
M. Keith Waddell
President Chief Executive Officer and a Director (Principal Executive Officer)

Date: February 14, 2022	By:	/s/ JULIA L. CORONADO
Julia L. Coronado, Director

Date: February 14, 2022	By:	/s/ DIRK A. KEMPTHORNE
Dirk A. Kempthorne, Director

Date: February 14, 2022	By:	/s/ MARC H. MORIAL
Marc H. Morial, Director

Date: February 14, 2022	By:	/s/ BARBARA J. NOVOGRADAC
Barbara J. Novogradac, Director

Date: February 14, 2022	By:	/s/ ROBERT J. PACE
Robert J. Pace, Director

Date: February 14, 2022	By:	/s/ FREDERICK A. RICHMAN
Frederick A. Richman, Director

Date: February 14, 2022	By:	/s/ MICHAEL C. BUCKLEY
Michael C. Buckley Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Schedule II—Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period		Charged to Expenses	Deductions	Translation Adjustments	Balance at End of Period
Year ended December 31, 2019
Allowance for doubtful accounts receivable	$27,678		9,868	(8,687)	(103)	$28,756
Deferred tax valuation allowance	$23,072		719	(2,154)	(19)	$21,618
Year ended December 31, 2020
Allowance for credit losses	$23,443	(a)	4,200	(7,906)	(120)	$19,617
Deferred tax valuation allowance	$21,618		3,462	(2,333)	1,385	$24,132
Year ended December 31, 2021
Allowance for credit losses	$19,617		9,464	(6,827)	(724)	$21,530
Deferred tax valuation allowance	$24,132		5,635	(3,936)	(1,633)	$24,198

(a)In accordance with its adoption of ASC 326 Current Expected Credit Losses Model, on January 1, 2020, the Company established allowances based on expected losses due to credit risk of its customers.