Form 10-Q
period 2022-03-31
ROBERT HALF INTERNATIONAL INC.
filed 2022-05-04
CIK 315213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 FORM 10-Q
______________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2022:
110,513,568 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$550,330	$619,001
Accounts receivable, net	1,071,608	984,691
Employee deferred compensation trust assets	476,826	494,991
Other current assets	173,273	169,864
Total current assets	2,272,037	2,268,547
Property and equipment, net	96,423	93,403
Right-of-use assets	226,418	228,793
Other intangible assets, net	2,917	3,334
Goodwill	222,858	222,855
Noncurrent deferred income taxes	130,113	135,427
Total assets	$2,950,766	$2,952,359
LIABILITIES
Accounts payable and accrued expenses	$169,034	$183,796
Accrued payroll and benefit costs	499,810	540,183
Employee deferred compensation plan obligations	495,300	535,276
Income taxes payable	38,608	15,631
Current operating lease liabilities	86,279	83,787
Total current liabilities	1,289,031	1,358,673
Noncurrent operating lease liabilities	176,410	181,291
Other liabilities	32,557	31,344
Total liabilities	1,497,998	1,571,308
Commitments and Contingencies (Note J)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 260,000,000 shares; issued and outstanding 110,746,970 shares and 110,685,989 shares	111	111
Additional paid-in capital	1,251,086	1,235,903
Accumulated other comprehensive income (loss)	(23,574)	(22,622)
Retained earnings	225,145	167,659
Total stockholders’ equity	1,452,768	1,381,051
Total liabilities and stockholders’ equity	$2,950,766	$2,952,359

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021

Service revenues	$1,814,834	$1,398,380
Costs of services	1,042,988	836,669
Gross margin	771,846	561,711
Selling, general and administrative expenses	514,194	423,062
(Income) loss from investments held in employee deferred compensation trusts (which is completely offset by related costs and expenses - Notes A & I)	30,001	(11,988)
Amortization of intangible assets	417	576
Interest income, net	(166)	(45)
Income before income taxes	227,400	150,106
Provision for income taxes	59,161	39,508
Net income	$168,239	$110,598

Net income per share:
Basic	$1.54	$.99
Diluted	$1.52	$.98

Shares:
Basic	109,218	111,424
Diluted	110,591	112,496
Dividends declared per share	$.43	$.38

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2022	2021
COMPREHENSIVE INCOME (LOSS):
Net income	$168,239	$110,598
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(968)	(8,837)
Foreign defined benefit plans, net of tax	16	40
Total other comprehensive income (loss)	(952)	(8,797)
Total comprehensive income (loss)	$167,287	$101,801

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2021	110,686	$111	$1,235,903	$(22,622)	$167,659	$1,381,051
Net income	—	—	—	—	168,239	168,239
Other comprehensive income (loss)	—	—	—	(952)	—	(952)
Dividends declared ($.43 per share)	—	—	—	—	(48,413)	(48,413)
Net issuances of restricted stock	598	1	(1)	—	—	—
Stock-based compensation	—	—	15,184	—	—	15,184
Repurchases of common stock	(537)	(1)	—	—	(62,340)	(62,341)
Balance at March 31, 2022	110,747	$111	$1,251,086	$(23,574)	$225,145	$1,452,768

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2020	113,128	$113	$1,179,972	$(4,732)	$29,936	$1,205,289
Net income	—	—	—	—	110,598	110,598
Other comprehensive income (loss)	—	—	—	(8,797)	—	(8,797)
Dividends declared ($0.38 per share)	—	—	—	—	(43,300)	(43,300)
Net issuances of restricted stock	602	1	(1)	—	—	—
Stock-based compensation	—	—	14,182	—	—	14,182
Repurchases of common stock	(1,048)	(1)	—	—	(80,272)	(80,273)
Balance at March 31, 2021	112,682	$113	$1,194,153	$(13,529)	$16,962	$1,197,699

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$168,239	$110,598
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	2,065	3,157
Depreciation	11,080	13,962
Amortization of cloud computing implementation costs	7,113	9,957
Amortization of intangible assets	417	576
Realized and unrealized (gains) losses from investments held in employee deferred compensation trusts	30,296	(11,694)
Stock-based compensation	15,184	14,182
Deferred income taxes	5,493	2,584
Changes in operating assets and liabilities:
Accounts receivable	(89,597)	(95,024)
Capitalized cloud computing implementation costs	(9,464)	(8,488)
Accounts payable and accrued expenses	(14,072)	(6,603)
Accrued payroll and benefit cost	(39,435)	13,009
Employee deferred compensation plan obligations	(39,976)	2,586
Income taxes payable	35,310	25,409
Other assets and liabilities, net	(13,491)	(6,155)
Net cash flows provided by operating activities	69,162	68,056

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,987)	(9,739)
Investments in employee deferred compensation trusts	(33,913)	(28,509)
Proceeds from employee deferred compensation trust redemptions	21,782	22,799
Net cash flows used in investing activities	(27,118)	(15,449)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	—	(58)
Repurchases of common stock	(62,062)	(79,465)
Dividends paid	(47,498)	(44,277)
Net cash flows used in financing activities	(109,560)	(123,800)
Effect of exchange rate fluctuations	(1,155)	(5,303)
Change in cash and cash equivalents	(68,671)	(76,496)
Cash and cash equivalents at beginning of period	619,001	574,426
Cash and cash equivalents at end of period	$550,330	$497,930

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Stock repurchases awaiting settlement	$5,872	$3,912
Fund exchanges within employee deferred compensation trusts	$40,509	$37,661

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2022

Note A—Summary of Significant Accounting Policies
Nature of Operations. Robert Half International Inc. (the “Company”) is a specialized talent solutions and business consulting firm that connects opportunities at great companies with highly skilled job seekers. Robert Half® offers contract talent solutions and permanent placement talent solutions for finance and accounting, technology, marketing and creative, legal, administrative and customer support roles. Robert Half is also the parent company of Protiviti®, a global consulting firm that provides internal audit, risk, business, and technology consulting solutions.
The Company recently completed a multiyear process to unify its family of Robert Half endorsed divisional brands to a single brand, Robert Half. This simplifies the Company's go-to-market brand structure for clients and candidates and provides leverage for greater brand awareness and allows future flexibility to expand the Company's existing functional specializations. In connection with this process, the Company's current financial statement disclosures reflect new names for its reportable segments, including contract talent solutions (formerly temporary and consultant staffing), permanent placement talent solutions (formerly permanent placement staffing) and Protiviti (formerly risk consulting and internal audit services). What was previously referred to as staffing operations is now referred to as talent solutions.
The presentation of contract talent solutions includes functional specializations rather than the previously branded divisions. The functional specializations are: finance and accounting, which combines the former Accountemps® and Robert Half® Management Resources divisions; administrative and customer support, which consists of the former OfficeTeam®; and technology, which includes the former Robert Half® Technology.
The Company operates in North America, South America, Europe, Asia and Australia. The Company is a Delaware corporation.
Basis of Presentation. The unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). The comparative year-end Condensed Consolidated Statement of Financial Position data presented was derived from audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the periods presented have been included. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2021, included in its Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for a full year. Certain reclassifications have been made to prior year’s Condensed Consolidated Financial Statements to conform to the 2022 presentation.
Principles of Consolidation. The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of March 31, 2022, such estimates include allowances for credit losses, variable consideration, workers’ compensation losses, accrued medical expenses, income and other taxes, assumptions used in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions. We continue to monitor the global economic uncertainty as a result of coronavirus (“COVID-19”) to assess the impact on the Company’s results of operations, financial condition, and liquidity. Actual results and outcomes may differ from management’s estimates and assumptions.
Service Revenues. The Company derives its revenues from three segments: contract talent solutions, permanent placement talent solutions, and Protiviti. Revenues are recognized when promised goods or services are delivered to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. See Note C for further discussion of the revenue recognition accounting policy.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2022
Costs of Services. Direct costs of contract talent solutions consist of professional staff payroll, payroll taxes and benefit costs for the Company’s engagement professionals, as well as reimbursable expenses. Direct costs of permanent placement talent solutions consist of reimbursable expenses. Protiviti direct costs of services include professional staff payroll, payroll taxes and benefit costs, as well as reimbursable expenses.
Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs were $14.2 million and $8.4 million for the three months ended March 31, 2022 and 2021, respectively.
(Income) Loss from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s deferred compensation obligation to employees changes accordingly. Changes in the Company’s deferred compensation obligations remain in selling, general and administrative expenses or, in the case of Protiviti, costs of services. The value of the related investment trust assets also changes by an equal and offsetting amount, leaving no net cost to the Company. The Company’s (income) loss from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments.
The following table presents the Company’s (income) loss from investments held in employee deferred compensation trusts (in thousands):

	Three Months Ended March 31,
	2022	2021
Dividend income	$(295)	$(294)
Realized and unrealized (gains) losses	30,296	(11,694)
(Income) loss from investments held in employee deferred compensation trusts	$30,001	$(11,988)
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
March 31, 2022
The following table sets forth the composition of the underlying assets which comprise the Company’s deferred compensation trust assets (in thousands):

	Fair Value Measurements Using
	Balance at March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$71,511	$71,511	—	—
Mutual funds - bond	29,442	29,442	—	—
Mutual funds - stock	285,364	285,364	—	—
Mutual funds - blend	90,509	90,509	—	—
	$476,826	$476,826	—	—

	Fair Value Measurements Using
	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$66,700	$66,700	—	—
Mutual funds - bond	30,750	30,750	—	—
Mutual funds - stock	303,277	303,277	—	—
Mutual funds - blend	94,264	94,264	—	—
	$494,991	$494,991	—	—

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

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2022
The following table sets forth the activity in the allowance for credit losses from December 31, 2021 through March 31, 2022 (in thousands):

Allowance for Credit Losses
Balance as of December 31, 2021	$21,530
Charges to expense	2,065
Deductions	(1,005)
Other, including translation adjustments	(123)
Balance as of March 31, 2022	$22,467
Note B—New Accounting Pronouncements

Recently Adopted Accounting Pronouncements
Government Assistance. In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-10, "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance" to increase the transparency of government assistance including the disclosure of the types of assistance an entity receives, an entity’s method of accounting for government assistance and the effect of the assistance on an entity’s financial statements. This standard is effective for annual periods beginning after December 15, 2021. The amendments should be applied either (1) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application, or (2) retrospectively to those transactions. The Company adopted this ASU in January 2022. The adoption of this guidance did not have a material impact on its financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
None.
Note C—Revenue Recognition
The Company derives its revenues from three segments: contract talent solutions, permanent placement talent solutions, and Protiviti. Revenues are recognized when promised goods or services are delivered to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Service revenues as presented in the unaudited Condensed Consolidated Statements of Operations represent services rendered to customers less variable consideration, such as sales adjustments and allowances. Reimbursements, including those related to travel and out-of-pocket expenses, are also included in service revenues, and equivalent amounts of reimbursable expenses are included in costs of services.
Contract talent solutions revenues. Contract talent solutions revenues are recognized in the amount to which the Company has a right to invoice when the services are rendered by the Company’s engagement professionals. The substantial majority of engagement professionals placed on assignment by the Company are the Company’s legal employees while they are working on assignments. The Company pays all related costs of employment, including workers’ compensation insurance, state and federal unemployment taxes, social security, and certain fringe benefits. The Company assumes the risk of acceptability of its employees to its customers.
The Company records contract talent solutions revenues on a gross basis as a principal versus on a net basis as an agent in the presentation of revenues and expenses. The Company has concluded that gross reporting is appropriate because the Company (i) has the risk of identifying and hiring qualified employees, (ii) has the discretion to select the employees and establish their price and duties, and (iii) bears the risk for services that are not fully paid for by customers. Fees paid to Time Management or Vendor Management service providers selected by clients are recorded as a reduction of revenues, as the Company is not the primary obligor with respect to those services.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2022
Permanent placement talent solutions revenues. Permanent placement talent solutions revenues are primarily recognized when employment candidates accept offers of permanent employment. The Company has a substantial history of estimating the financial impact of permanent placement candidates who do not remain with its clients through the 90-day guarantee period. These amounts are established based primarily on historical data and are recorded as liabilities. Fees to clients are generally calculated as a percentage of the new employee’s annual compensation. No fees for permanent placement talent solution services are charged to employment candidates.
Protiviti revenues. Protiviti's consulting services are generally provided on a time-and-material basis or fixed-fee basis. Revenues earned under time-and-material arrangements and fixed-fee arrangements are recognized using a proportional performance method. Revenue is measured using cost incurred relative to total estimated cost for the engagement to measure progress towards satisfying the Company’s performance obligations. Cost incurred represents work performed and thereby best depicts the transfer of control to the customer. Protiviti's consulting services generally contain one or more performance obligation(s) which are satisfied over a period of time. Revenues are recognized over time as the performance obligations are satisfied because the services provided do not have any alternative use to the Company and contracts generally include language giving the Company an enforceable right to payment for services provided to date.
The Company periodically evaluates the need to provide for any losses on these projects, and losses are recognized when it is probable that a loss will be incurred.

The following table presents the Company’s service revenues disaggregated by functional specialization and segment (in thousands):

	Three Months Ended March 31,
	2022	2021
Contract talent solutions
Finance and accounting	$801,690	$600,387
Administrative and customer support	284,906	220,467
Technology	213,327	172,239
Elimination of intersegment revenues (a)	(144,200)	(103,818)
Total contract talent solutions	1,155,723	889,275
Permanent placement talent solutions	186,782	111,703
Protiviti	472,329	397,402
Total service revenues	$1,814,834	$1,398,380
(a) Service revenues for finance and accounting, administrative and customer support, and technology include intersegment revenues, which represent revenues from services provided to the Company’s Protiviti segment in connection with the Company’s blended business solutions. Intersegment revenues for each functional specialization are aggregated and then eliminated as a single line.

Payment terms in the Company’s contracts vary by the type of the Company’s customer and the services offered. The term between invoicing and when payment is due is not significant.
Contracts with multiple performance obligations are recognized as performance obligations are delivered, and contract value is allocated based on relative stand-alone selling values of the services and products in the arrangement. As of March 31, 2022, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $147.7 million. Of this amount, $133.6 million is expected to be recognized within the next twelve months. As of March 31, 2021, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $170.0 million.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2022
Contract liabilities are recorded when cash payments are received or due in advance of performance and are reflected in accounts payable and accrued expenses on the unaudited Condensed Consolidated Statements of Financial Position. The following table sets forth the activity in contract liabilities from December 31, 2021 through March 31, 2022 (in thousands):

Contract Liabilities
Balance as of December 31, 2021	$25,601
Payments in advance of satisfaction of performance obligations	18,345
Revenue recognized	(24,046)
Other, including translation adjustments	(278)
Balance as of March 31, 2022	$19,622

Note D—Other Current Assets
Other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid expenses	$83,906	$69,526
Unamortized cloud computing implementation costs	47,040	44,692
Other	42,327	55,646
Other current assets	$173,273	$169,864

Note E—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Computer hardware	$161,382	$157,408
Computer software	247,964	246,013
Furniture and equipment	94,028	93,144
Leasehold improvements	165,949	165,153
Property and equipment, cost	669,323	661,718
Accumulated depreciation	(572,900)	(568,315)
Property and equipment, net	$96,423	$93,403

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2022
Note F—Leases
The Company has operating leases for corporate and field offices, and certain equipment. The Company’s leases have remaining lease terms of less than 1 year to 8 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year. Operating lease expenses were $22.6 million and $21.5 million for the three months ended March 31, 2022 and 2021, respectively.
Supplemental cash flow information related to leases consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for operating lease liabilities	$22,986	$22,225
Right-of-use assets obtained in exchange for operating lease liabilities from new leases	$12,805	$3,501
Right-of-use assets obtained in exchange for operating lease liabilities from lease modifications or reassessments	$7,584	$4,221

Supplemental balance sheet information related to leases consisted of the following:

	March 31, 2022	December 31, 2021
Weighted average remaining lease term for operating leases	3.8 years	3.9 years
Weighted average discount rate for operating leases	2.3%	2.3%
Future minimum lease payments under non-cancellable leases as of March 31, 2022 were as follows (in thousands):

2022 (excluding the three months ended March 31, 2022)	$69,535
2023	74,748
2024	57,197
2025	35,631
2026	22,860
Thereafter	14,247
Less: Imputed interest	(11,529)
Present value of operating lease liabilities (a)	$262,689
(a) Includes current portion of $86.3 million for operating leases.

As of March 31, 2022, the Company had additional future minimum lease obligations totaling $6.0 million under executed operating lease contracts that had not yet commenced. These operating leases include agreements for corporate and field office facilities with lease terms of 1 to 6 years.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2022
Note G—Goodwill
The following table sets forth the activity in goodwill from December 31, 2021 through March 31, 2022 (in thousands):

	Goodwill
	Contract talent solutions	Permanent placement talent solutions	Protiviti	Total
Balance as of December 31, 2021	$134,584	$26,189	$62,082	$222,855
Foreign currency translation adjustments	(61)	(12)	76	3
Balance as of March 31, 2022	$134,523	$26,177	$62,158	$222,858
Note H—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Payroll and benefits	$414,580	$449,246
Payroll taxes	67,458	74,117
Workers’ compensation	17,772	16,820
Accrued payroll and benefit costs	$499,810	$540,183
The Company, under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, deferred paying $51.1 million of applicable payroll taxes as of both March 31, 2022 and December 31, 2021, which is expected to be paid during the next 12 months and is included in payroll taxes.
Note I—Employee Deferred Compensation Plan Obligations
The Company provides various qualified defined contribution 401(k) plans covering eligible employees. The plans offer a savings feature with the Company matching employee contributions. Assets of this plan are held by an independent trustee for the sole benefit of participating employees. Nonqualified plans are provided for employees on a discretionary basis, including those not eligible for the qualified plans. These plans include provisions for salary deferrals and discretionary contributions. The asset value of the nonqualified plans was $476.8 million and $495.0 million as of March 31, 2022 and December 31, 2021, respectively. The Company holds these assets to satisfy the Company’s liabilities under its deferred compensation plans.
The liability value for the nonqualified plans was $495.3 million and $535.3 million as of March 31, 2022 and December 31, 2021, respectively.
The following table presents the Company’s compensation expense related to its qualified defined contribution plans and nonqualified plans (in thousands):

	Three Months Ended March 31,
	2022	2021
Contribution expense	$12,202	$9,554
Increase (decrease) in employee deferred compensation expense related to changes in the fair value of trust assets	(30,001)	11,988
	$(17,799)	$21,542
The Company has statutory defined contribution plans and defined benefit plans outside the U.S., which are not material.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2022
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
In May 2021, the Company entered into an amendment to extend the maturity of its $100 million unsecured revolving credit facility (the “Credit Agreement”) to May 2024. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the LIBOR, or an alternative base rate, plus an applicable margin. The Credit Agreement is subject to certain financial covenants and the Company was in compliance with these covenants as of March 31, 2022. There were no borrowings under the Credit Agreement as of March 31, 2022.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2022
Note K—Stockholders’ Equity
Stock Repurchase Program. As of March 31, 2022, the Company is authorized to repurchase, from time to time, up to 6.7 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the three months ended March 31, 2022 and 2021 are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2022	2021
Common stock repurchased (in shares)	475	797
Common stock repurchased	$54,913	$60,860

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. The number and the cost of employee stock plan repurchases made during the three months ended March 31, 2022 and 2021 are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2022	2021
Repurchases related to employee stock plans (in shares)	62	251
Repurchases related to employee stock plans	$7,428	$19,413
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for the three months ended March 31, 2022 and 2021 (consisting of purchase of shares for the treasury) is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.
Repurchases of shares and issuances of dividends are applied first to the extent of retained earnings and any remaining amounts are applied to additional paid-in capital.
Note L—Net Income Per Share
The calculation of net income per share for the three months ended March 31, 2022 and 2021 is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Net income	$168,239	$110,598
Basic:
Weighted average shares	109,218	111,424
Diluted:
Weighted average shares	109,218	111,424
Dilutive effect of potential common shares	1,373	1,072
Diluted weighted average shares	110,591	112,496
Net income per share:
Basic	$1.54	$.99
Diluted	$1.52	$.98

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2022
Note M—Business Segments
The Company has three reportable segments: contract talent solutions, permanent placement talent solutions, and Protiviti. Operating segments are defined as components of the Company for which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The contract talent solutions segment provides specialized engagement professionals in the accounting and finance, administrative and office, information technology, legal, advertising, marketing and web design fields. The permanent placement talent solutions segment provides full-time personnel in the accounting, finance, administrative and office, legal, and information technology fields. The Protiviti segment provides business and technology risk consulting and internal audit services.
The accounting policies of the segments are set forth in Note A—“Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The Company evaluates performance based on income before net interest income, intangible assets amortization expense, and income taxes.
The following table provides a reconciliation of service revenues and segment income by reportable segment to consolidated results for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Service revenues
Contract talent solutions	$1,155,723	$889,275
Permanent placement talent solutions	186,782	111,703
Protiviti	472,329	397,402
	$1,814,834	$1,398,380
Segment income
Contract talent solutions	$133,246	$75,535
Permanent placement talent solutions	37,328	17,780
Protiviti	57,077	57,322
Combined segment income	227,651	150,637
Amortization of intangible assets	417	576
Interest income, net	(166)	(45)
Income before income taxes	$227,400	$150,106

Service revenues presented above are shown net of eliminations of intersegment revenues. Intersegment revenues between the contract talent solutions segment and Protiviti segment were $144.2 million and $103.8 million three months ended March 31, 2022 and 2021, respectively.

Revenue and direct costs related to the intersegment activity are reflected in the Protiviti segment, including the costs of candidate payroll, fringe benefits and incremental recruiter compensation.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2022
Note N—Subsequent Events
On May 3, 2022, the Company announced the following:

Quarterly dividend per share	$.43
Declaration date	May 3, 2022
Record date	May 25, 2022
Payment date	June 15, 2022

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
Executive Overview

The Company recently completed a multiyear process to unify its family of Robert Half endorsed divisional brands to a single brand, Robert Half. This simplifies the Company's go-to-market brand structure for clients and candidates and provides leverage for greater brand awareness and allows future flexibility to expand the Company's existing functional specializations. In connection with this process, the Company's current financial statement disclosures reflect new names for its reportable segments, including contract talent solutions (formerly temporary and consultant staffing), permanent placement talent solutions (formerly permanent placement staffing) and Protiviti (formerly risk consulting and internal audit services). What was previously referred to as staffing operations is now referred to as talent solutions.

The presentation of contract talent solutions includes functional specializations rather than the previously branded divisions. The functional specializations are: finance and accounting, which combines the former Accountemps® and Robert Half® Management Resources divisions; administrative and customer support, which consists of the former OfficeTeam®; and technology, which includes the former Robert Half® Technology.

The Company reported another very strong quarter driven by a robust demand environment across the globe. During the first quarter of 2022, service revenues were $1.81 billion, an increase of 29.8% from the prior year. Net income increased 52.1% to $168 million and diluted net income per share increased 55.1% to $1.52.

The Company's permanent placement talent solutions led the way, achieving year-over-year revenue growth of 67 percent. Contract talent solutions and Protiviti also continued to post very strong results, growing year-over-year revenues by 30 percent and 19 percent, respectively.

The future of work continues to evolve as remote and hybrid work models gain wider acceptance, and the swift recovery across global labor markets has significantly increased the demand for the Company's services. More than ever before, clients are willing to recruit from outside their geographic region to access deeper talent pools and lower price points than may be available locally. Job candidates also benefit from the broader experiences and wider selection of jobs derived from out-of-market engagements. This remote work environment increasingly plays to the Company's strengths and presents an unparalleled opportunity to capitalize on a structural shift in how companies source talent.

Protiviti reported double-digit revenue gains. Internal audit and blended solutions with contract talent solutions reported the strongest growth. The Company continues to see positive results in the collaboration between Protiviti and contract talent, which pairs Protiviti's world-class consulting talent with contract talent solutions's deep operational resources to provide a cost-effective solution to clients' skills and scalability needs. Protiviti's pipeline continues to be very strong.

Demand for the Company’s contract talent solutions, permanent placement talent solutions, and consulting talent is largely dependent upon general economic and labor trends both domestically and abroad. The United States economic backdrop and labor trends for the first quarter of 2022 remained conducive to growth for the Company as the unemployment rate decreased from 3.9% in December 2021 to 3.6% at the end of the first quarter of 2022. In the United States, the number of job openings exceeded the number of hires at the end of March 2022, creating competition for skilled talent that increases the Company's value to clients. The U.S. labor market remains robust, with significant demand due to talent shortages across professional disciplines.
We monitor various economic indicators and business trends in all of the countries in which we operate to anticipate demand for the Company’s services. We evaluate these trends to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends and productivity metrics. We have limited visibility into future revenues not only due to the dependence on macroeconomic conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, we typically assess headcount and other investments on at least a quarterly basis. During the first quarter of 2022, the Company increased headcount across all segments when compared to prior year-end levels.
Critical Accounting Policies and Estimates
The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to the Company’s critical accounting policies or estimates for the three months ended March 31, 2022.
Recent Accounting Pronouncements
See Note B—“New Accounting Pronouncements” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.

Results of Operations
The Company analyzes its operating results for three reportable segments: contract talent solutions, permanent placement talent solutions, and Protiviti. The contract talent solutions segment provides specialized engagement professionals in the accounting and finance, administrative and office, information technology, legal, advertising, marketing and web design fields. The permanent placement talent solutions segment provides full-time personnel in the accounting, finance, administrative and office, legal, and information technology fields. The Protiviti segment provides business and technology risk consulting and internal audit services.
Demand for the Company’s contract talent solutions, permanent placement talent solutions, and consulting talent is largely dependent upon general economic and labor trends both domestically and abroad. Because of the inherent difficulty in predicting economic trends, future demand for the Company’s services cannot be forecast with certainty. The Company's global brand, office network, candidate database and advanced AI-driven technologies allows the Company to successfully recruit the necessary talent for its clients to thrive and grow amid the Great Reshuffle, as professionals continue to change jobs at record levels and companies across the globe struggle to navigate unprecedented employee turnover. Global labor markets remain very robust. In the U.S., this is seen in the elevated levels of job openings and quits rates, as well as low initial unemployment claims and a low unemployment rate. As a result of this very strong demand environment, coupled with the Company's unique ability to successfully secure hard-to-find candidates for its clients, the Company continues to see its talent solutions results recovering at a faster pace than experienced in the past.
The Company’s talent solutions business has 317 offices in 42 states, the District of Columbia and 17 foreign countries, while Protiviti has 65 offices in 24 states and 13 foreign countries.

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
Variations in the Company’s financial results include the impact of changes in foreign currency exchange rates and billing days. The Company provides “as adjusted” revenue growth calculations to remove the impact of these items. These calculations show the year-over-year revenue growth rates for the Company’s functional specializations and segments on both a reported basis and also on an as adjusted basis for global, U.S., and international operations. The Company has provided this data because it focuses on the Company’s revenue growth rates attributable to operating activities and aids in evaluating revenue trends over time. The Company expresses year-over-year revenue changes as calculated percentages using the same number of billing days and constant currency exchange rates.
In order to calculate constant currency revenue growth rates, as reported amounts are retranslated using foreign currency exchange rates from the prior year’s comparable period. Management then calculates a global, weighted-average number of billing days for each reporting period based upon input from all countries and all functional specializations and segments. In order to remove the fluctuations caused by comparable periods having different billing days, the Company calculates same billing day revenue growth rates by dividing each comparative period’s reported revenues by the calculated number of billing days for that period to arrive at a per billing day amount. Same billing day growth rates are then calculated based upon the per billing day amounts. The term “as adjusted” means that the impact of different billing days and currency fluctuations are removed from the revenue growth rate calculation.
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
Three Months Ended March 31, 2022 and 2021
Revenues. The Company’s revenues were $1.81 billion for the three months ended March 31, 2022, increasing by 29.8% compared to $1.40 billion for the three months ended March 31, 2021. Revenues from U.S. operations increased 31.7% to $1.42 billion (78.0% of total revenue) for the three months ended March 31, 2022, compared to $1.07 billion (76.8% of total revenue) for the three months ended March 31, 2021. Revenues from foreign operations increased 23.4% to $400 million (22.0% of total revenue) for the three months ended March 31, 2022, compared to $324 million (23.2% of total revenue) for the three months ended March 31, 2021. The economic recovery in the United States and abroad contributed to the broad-based demand for the Company’s talent solutions and business consulting services. Contributing factors for each reportable segment are discussed below in further detail.

Contract talent solutions revenues were $1.16 billion for the three months ended March 31, 2022, increasing by 30.0% compared to revenues of $889 million for the three months ended March 31, 2021. Key drivers of contract talent solutions revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. On an as adjusted basis, contract talent solutions revenues in the first quarter of 2022 increased 31.0% compared to the first quarter of 2021, primarily due to an increase in the number of hours worked by the Company's engagement professionals and a 9.1% increase in weighted average bill rates, adjusted for changes in the mix of revenues by functional specialization, currency and country. In the U.S., revenues in the first quarter of 2022 increased 33.4% on both an as reported basis and an as adjusted basis, compared to the first quarter of 2021. For the Company’s international operations, revenues for the first quarter of 2022 increased 18.5% on an as reported basis and increased 23.5% on an as adjusted basis, compared to the first quarter of 2021.
Permanent placement talent solutions revenues were $187 million for the three months ended March 31, 2022, increasing by 67.2% compared to revenues of $112 million for the three months ended March 31, 2021. Key drivers of permanent placement talent solutions revenues consist of the number of candidate placements and average fees earned per placement. On an as adjusted basis, permanent placement talent solutions revenues increased 68.8% for the first quarter of 2022, compared to the first quarter of 2021, driven primarily by an increase in the number of placements. In the U.S., revenues for the first quarter of 2022 increased 78.3% on both an as reported basis and an as adjusted basis, compared to the first quarter of 2021. For the Company’s international operations, revenues for the first quarter of 2022 increased 44.7% on an as reported basis, and increased 50.0% on an as adjusted basis, compared to the first quarter of 2021. Historically, demand for permanent placement talent solutions is even more sensitive to economic and labor market conditions than demand for contract talent solutions and this is expected to continue.
Protiviti revenues were $472 million for the three months ended March 31, 2022, increasing by 18.9% compared to revenues of $397 million for the three months ended March 31, 2021. Key drivers of Protiviti revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On an as adjusted basis, Protiviti revenues increased 20.0% for the first quarter of 2022, compared to the first quarter of 2021, due primarily to an increase in billable hours. In the U.S., revenues in the first quarter of 2022 increased 17.0% on both an as reported basis and an as adjusted basis, compared to the first quarter of 2021. For the Company’s international operations, revenues in the first quarter of 2022 increased 26.2% on an as reported basis, and increased 32.3% on an as adjusted basis, compared to the first quarter of 2021.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended March 31, 2022, is presented in the following table:

	Global	United States	International
Contract talent solutions
As Reported	30.0%	33.4%	18.5%
Billing Days Impact	-0.2%	0.0%	-0.4%
Currency Impact	1.2%	―	5.4%
As Adjusted	31.0%	33.4%	23.5%
Permanent placement talent solutions
As Reported	67.2%	78.3%	44.7%
Billing Days Impact	-0.3%	0.0%	-0.5%
Currency Impact	1.9%	―	5.8%
As Adjusted	68.8%	78.3%	50.0%
Protiviti
As Reported	18.9%	17.0%	26.2%
Billing Days Impact	-0.2%	0.0%	-0.5%
Currency Impact	1.3%	―	6.6%
As Adjusted	20.0%	17.0%	32.3%
Gross Margin. The Company’s gross margin dollars were $772 million for the three months ended March 31, 2022, increasing by 37.4% compared to $562 million for the three months ended March 31, 2021. Contributing factors for each reportable segment are discussed below in further detail.

Gross margin dollars for contract talent solutions represent revenues less costs of services, which consist of payroll, payroll taxes and benefit costs for engagement professionals, and reimbursable expenses. The key drivers of gross margin are: i) pay-bill spreads, which represent the differential between wages paid to engagement professionals and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs; and iii) conversion revenues, which are earned when a contract talent solutions position converts to a permanent position with the Company’s client. Gross margin dollars for contract talent solutions were $462 million for the three months ended March 31, 2022, increasing 33.9% compared to $345 million for the three months ended March 31, 2021. As a percentage of revenues, gross margin for contract talent solutions was 40.0% for the three months ended March 31, 2022, up from 38.8% for the three months ended March 31, 2021. This year-over-year improvement in gross margin percentage was attributable to expanding pay-bill spreads and higher conversion revenues.
Gross margin dollars for permanent placement talent solutions represent revenues less reimbursable expenses. Gross margin dollars for permanent placement talent solutions were $186 million for the three months ended March 31, 2022, increasing 67.2% from $111 million for the three months ended March 31, 2021. Because reimbursable expenses for permanent placement talent solutions are de minimis, gross margin dollars are substantially explained by revenues previously discussed.
Gross margin dollars for Protiviti represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of Protiviti's gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for Protiviti's staff. Gross margin dollars for Protiviti were $124 million for the three months ended March 31, 2022, increasing 17.3% compared to $105 million for the three months ended March 31, 2021. As a percentage of revenues, reported gross margin for Protiviti in the first quarter of 2022 was 26.2%, down from 26.5% in the first quarter of 2021. As a percentage of revenues, adjusted gross margin dollars for Protiviti were 25.3% the first quarter of 2022, down from 26.9% in the first quarter of 2021. The year-over-year decrease in adjusted gross margin percentage was due to lower staff utilization rates and a significant increase in headcount.
Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation, and occupancy costs. The Company’s selling, general and administrative expenses were $514 million for the three months ended March 31, 2022, increasing 21.5% from $423 million for the three months ended March 31, 2021. As a percentage of revenues, the Company’s reported selling, general and administrative expenses were 28.3% for the first quarter of 2022, down from 30.3% the first quarter of 2021. As a percentage of revenues, the Company’s adjusted selling, general and administrative expenses were 29.8% in the first quarter of 2022, up from 29.5% in the first quarter of 2021, due primarily to the higher mix of permanent placement talent solutions revenues. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for contract talent solutions were $305 million for the three months ended March 31, 2022, increasing 9.6% from $279 million for the three months ended March 31, 2021. As a percentage of revenues, reported selling, general and administrative expenses for contract talent solutions were 26.4% in the first quarter of 2022, down from 31.3% in the first quarter of 2021. As a percentage of revenues, adjusted selling, general and administrative expenses for contract talent solutions were 28.4% in the first quarter of 2022, down from 30.3% in the first quarter of 2021, due primarily to positive leverage from an increase in revenues.
Selling, general and administrative expenses for permanent placement talent solutions were $146 million for the three months ended March 31, 2022, increasing by 54.2% compared to $95 million for the three months ended March 31, 2021. As a percentage of revenues, reported selling, general and administrative expenses for permanent placement talent solutions were 78.3% in the first quarter of 2022, down from 84.9% in the first quarter of 2021. As a percentage of revenues, adjusted selling, general and administrative expenses for permanent placement talent solutions was 79.8% in the first quarter of 2022, down from 83.9% in the first quarter of 2021, due primarily to positive leverage from an increase in revenues.
Selling, general and administrative expenses for Protiviti were $63 million for the three months ended March 31, 2022, increasing by 26.1% compared to $50 million for the three months ended March 31, 2021. As a percentage of revenues, selling, general and administrative expenses for Protiviti were 13.3% in the first quarter of 2022, up from 12.5% in the first quarter of 2021, due primarily to an increase in variable overhead costs.

A reconciliation of the non-GAAP adjusted summary of operations to the reported summary of operations, for the three months ended March 31, 2022 and 2021 is presented in the following table (in thousands):

	Three Months Ended March 31,						Relationships
	2022			2021			2022	2021	2022	2021
	Reported	Adjustments	Adjusted (1)	Reported	Adjustments	Adjusted (1)	Reported		Adjusted
SERVICE REVENUES:
Finance and accounting	$801,690	$—	$801,690	$600,387	$—	$600,387	44.2%	42.9%	44.2%	42.9%
Administrative and customer support	284,906	—	284,906	220,467	—	220,467	15.7%	15.8%	15.7%	15.8%
Technology	213,327	—	213,327	172,239	—	172,239	11.7%	12.3%	11.7%	12.3%
Elimination of intersegment revenues	(144,200)	—	(144,200)	(103,818)	—	(103,818)	(7.9%)	(7.4%)	(7.9%)	(7.4%)
Contract talent solutions	1,155,723	—	1,155,723	889,275	—	889,275	63.7%	63.6%	63.7%	63.6%
Permanent placement talent solutions	186,782	—	186,782	111,703	—	111,703	10.3%	8.0%	10.3%	8.0%
Protiviti	472,329	—	472,329	397,402	—	397,402	26.0%	28.4%	26.0%	28.4%
Total	$1,814,834	$—	$1,814,834	$1,398,380	$—	$1,398,380	100.0%	100.0%	100.0%	100.0%

GROSS MARGIN:
Contract talent solutions	$461,861	$—	$461,861	$344,931	$—	$344,931	40.0%	38.8%	40.0%	38.8%
Permanent placement talent solutions	186,449	—	186,449	111,498	—	111,498	99.8%	99.8%	99.8%	99.8%
Protiviti	123,536	(3,846)	119,690	105,282	1,688	106,970	26.2%	26.5%	25.3%	26.9%
Total	$771,846	$(3,846)	$768,000	$561,711	$1,688	$563,399	42.5%	40.2%	42.3%	40.3%

SELLING GENERAL AND ADMINISTRATIVE EXPENSE:
Contract talent solutions	$305,334	$23,281	$328,615	$278,547	$(9,151)	$269,396	26.4%	31.3%	28.4%	30.3%
Permanent placement talent solutions	146,247	2,874	149,121	94,867	(1,149)	93,718	78.3%	84.9%	79.8%	83.9%
Protiviti	62,613	—	62,613	49,648	—	49,648	13.3%	12.5%	13.3%	12.5%
Total	$514,194	$26,155	$540,349	$423,062	$(10,300)	$412,762	28.3%	30.3%	29.8%	29.5%

OPERATING/SEGMENT INCOME:
Contract talent solutions	$156,527	$(23,281)	$133,246	$66,384	$9,151	$75,535	13.5%	7.5%	11.5%	8.5%
Permanent placement talent solutions	40,202	(2,874)	37,328	16,631	1,149	17,780	21.5%	14.9%	20.0%	15.9%
Protiviti	60,923	(3,846)	57,077	55,634	1,688	57,322	12.9%	14.0%	12.1%	14.4%
Total	$257,652	$(30,001)	$227,651	$138,649	$11,988	$150,637	14.2%	9.9%	12.5%	10.8%
(Income) loss from investments held in employee deferred compensation trusts	30,001	(30,001)	—	(11,988)	11,988	—	1.7%	(0.9%)	—	—
Amortization of intangible assets	417	—	417	576	—	576	0.0%	0.1%	0.0%	0.1%
Interest income, net	(166)		(166)	(45)	—	(45)	0.0%	0.0%	0.0%	0.0%
Income before income taxes	$227,400	$—	$227,400	$150,106	$—	$150,106	12.5%	10.7%	12.5%	10.7%

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

(Income) Loss from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation obligation to employees changes accordingly. Changes in the Company’s deferred compensation obligations noted above remain in selling, general and administrative, or in the case of Protiviti, costs of services. The value of the related investment trust assets also changes by the equal and offsetting amount, leaving no net costs to the Company. The Company’s (income) loss from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments. The Company’s (income) loss from investments held in employee deferred compensation trusts was a loss of $30 million for the three months ended March 31, 2022, compared to income of $12 million for the three months ended March 31, 2021. The loss from trust investments was due to negative market returns in the first quarter of 2022.
Income Before Income Taxes and Segment Income. The Company’s total income before income taxes was $227 million, or 12.5% of revenues, for the three months ended March 31, 2022, up from $150 million or 10.7% of revenues, for the three months ended March 31, 2021. Combined segment income was $228 million, or 12.5% of revenues, for the three months ended March 31, 2022, up from $151 million, or 10.8% of revenues, for the three months ended March 31, 2021.
The following table provides a reconciliation of the non-GAAP combined segment income to reported income before income taxes for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Income before income taxes	$227,400	$150,106
Interest income, net	(166)	(45)
Amortization of intangible assets	417	576
Combined segment income	$227,651	$150,637
Contract talent solutions segment income was $133 million, or 11.5% of applicable revenues for the three months ended March 31, 2022, up from $76 million, or 8.5% of applicable revenues for the three months ended March 31, 2021. Permanent placement talent solutions segment income was $37 million, or 20.0% of applicable revenues in the first quarter of 2022, up from $18 million, or 15.9% of applicable revenues, in the first quarter of 2021. Protiviti segment income was $57 million, or 12.1% of applicable revenues in the first quarter of 2022, compared to segment income of $57 million, or 14.4% of applicable revenues, in the first quarter of 2021.
Provision for income taxes. The provision for income taxes was 26.0% and 26.3% for the three months ended March 31, 2022 and 2021, respectively.
Liquidity and Capital Resources
The change in the Company’s liquidity during the three months ended March 31, 2022 and 2021, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, investment in employee deferred compensation trusts, net of redemptions from employee deferred compensation trusts, repurchases of common stock, and payment of dividends.
Cash and cash equivalents were $550 million and $498 million at March 31, 2022 and 2021, respectively. Operating activities provided cash flows of $69 million during the three months ended March 31, 2022, offset by $27 million and $110 million of net cash used in investing activities and financing activities, respectively. Operating activities provided cash flows of $68 million during the three months ended March 31, 2021, offset by $15 million and $124 million of net cash used in investing activities and financing activities, respectively.
Operating activities—Net cash provided by operating activities for the three months ended March 31, 2022 was composed of net income of $168 million adjusted upward for non-cash items of $72 million, offset by net cash used in changes in working capital of $171 million. Net cash provided by operating activities for the three months ended March 31, 2021 was composed of net income of $111 million adjusted upward for non-cash items of $33 million, offset by net cash used in changes in working capital of $76 million.

Investing activities—Cash used in investing activities for the three months ended March 31, 2022 was $27 million. This was composed of capital expenditures of $15 million and investments in employee deferred compensation trusts of $34 million, partially offset by proceeds from employee deferred compensation trusts redemptions of $22 million. Cash used in investing activities for the three months ended March 31, 2021 was $15 million. This was composed of capital expenditures of $10 million and investments in employee deferred compensation trusts of $28 million, partially offset by proceeds from employee deferred compensation trusts redemptions of $23 million.
Capital expenditures, including $9.5 million for cloud computing arrangements, for the three months ended March 31, 2022, totaled $24.5 million, approximately 81% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s sustainability and future growth opportunities. Capital expenditures for cloud computing arrangements are included in cash flows from operating activities on the Company’s Condensed Consolidated Statements of Cash Flows. Capital expenditures included amounts spent on tenant improvements and furniture and equipment in the Company’s leased offices. The Company currently expects that 2022 capital expenditures will range from $95 million to $105 million, of which $75 million to $85 million relates to software initiatives and technology infrastructure, including capitalized costs related to implementation of cloud computing arrangements.
Financing activities—Cash used in financing activities for the three months ended March 31, 2022 was $110 million. This included repurchases of $62 million in common stock and $48 million in dividends paid to stockholders. Cash used in financing activities for the three months ended March 31, 2021 was $124 million. This included repurchases of $80 million in common stock and $44 million in dividends paid to stockholders.
As of March 31, 2022, the Company is authorized to repurchase, from time to time, up to 6.7 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the three months ended March 31, 2022 and 2021, the Company repurchased 0.5 million shares, at a cost of $55 million, and 0.8 million shares, at a cost of $61 million, on the open market, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the three months ended March 31, 2022 and 2021, such repurchases totaled 0.1 million shares, at a cost of $7 million, and 0.3 million shares, at a cost of $19 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital at March 31, 2022 included $550 million in cash and cash equivalents and $1.07 billion in accounts receivable, both of which will be a significant source of ongoing liquidity and financial resilience. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
There is limited visibility into future cash flows as the Company’s revenues are dependent on macroeconomic conditions. The Company’s variable direct costs related to its contract talent solutions business will largely fluctuate in relation to its revenues.
In May 2021, the Company entered into an amendment to extend the maturity of its $100 million unsecured revolving credit facility (the “Credit Agreement”) to May 2024. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the LIBOR, or an alternative base rate, plus an applicable margin. The Credit Agreement is subject to certain financial covenants and the Company was in compliance with these covenants as of March 31, 2022. There were no borrowings under the Credit Agreement as of March 31, 2022.
On May 3, 2022, the Company announced a quarterly dividend of $.43 per share to be paid to all shareholders of record as of May 25, 2022. The dividend will be paid on June 15, 2022.
Material Cash Requirements from Contractual Obligations
Leases. As of March 31, 2022, the Company reported current and long-term operating lease liabilities of $86.3 million and $176.4 million, respectively. These balances consist of the minimum rental commitments for April 2022 and thereafter, discounted to reflect the Company’s cost of borrowing, under noncancelable lease contracts executed as of March 31, 2022.
The majority of these leases are for real estate. In the event the Company vacates a location prior to the end of the lease term, the Company may be obliged to continue making lease payments. For further information, see Note F— “Leases” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
Purchase Obligations. Purchase obligations are discussed in more detail in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes to the Company's contractual purchase obligations during the first quarter of 2022.

Employee Deferred Compensation Plan. As of March 31, 2022, the Company reported deferred compensation plan obligations of $495.3 million in its accompanying Condensed Consolidated Statements of Financial Position. The balances are due to employees based upon elections they make at the time of deferring their funds. The timing of these payments may change based upon factors including termination of the Company’s employment arrangement with a participant. Assets of these plans are held by an independent trustee for the sole benefit of participating employees and consist of money market funds and mutual funds. For further information, see Note I—“Employee Deferred Compensation Plan Obligations” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
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
For the three months ended March 31, 2022, approximately 22.0% Company’s revenues were generated outside of the United States. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, Australian dollar and Brazilian real, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.
During the first three months of 2022, the U.S. dollar fluctuated, and generally strengthened, against the primary currencies in which the Company conducts business, compared to one year ago. Currency exchange rates had the effect of decreasing reported service revenues by $18.5 million, or 1.3%, in the first quarter of 2022 compared to the same period one year ago. The general strengthening of the U.S. dollar also affected the reported level of expenses incurred in the Company’s foreign operations. Because substantially all the Company’s foreign operations generated revenues and incurred expenses within the same country and currency, the effect of lower reported revenues is largely offset by the decrease in reported operating expenses. Reported net income was $1 million, or 0.9%, lower in the first quarter of 2022 compared to the same period one year ago due to the effect of currency exchange rates. If currency exchange rates were to remain at March 31, 2022 levels throughout the remainder of 2022, the currency impact on the Company’s full-year reported revenues and operating expenses would be nearly flat compared to full year 2021 results. Should current trends continue, the impact to reported net income would be immaterial.
For the one month ended April 30, 2022, the U.S. dollar has strengthened against the Euro, Canadian Dollar, British Pound, Australian Dollar, and the Brazilian Real since March 31, 2022. If currency exchange rates were to remain at April 2022 levels throughout 2022, the currency impact on the Company’s full-year reported revenues would be unfavorable, offset by a favorable impact on operating expenses. These results will likely have an immaterial impact on reported net income.
Fluctuations in currency exchange rates impact the U.S. dollar amount of the Company’s stockholders’ equity. The assets and liabilities of the Company’s non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at period end. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. Although currency fluctuations impact the Company’s reported results and shareholders’ equity, such fluctuations generally do not affect cash flow or result in actual economic gains or losses. The Company generally has few cross-border transfers of funds, consisting of dividends from the Company’s foreign subsidiaries, and transfers to and from the U.S. related to intercompany working capital requirements.

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

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
There have been no material developments with regard to any of the legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021.
ITEM 1A. Risk Factors
There have not been any material changes with regard to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (c)
January 1, 2022 to January 31, 2022	—		$—	—	7,151,693
February 1, 2022 to February 28, 2022	210,020	(a)	$119.16	149,307	7,002,386
March 1, 2022 to March 31, 2022	327,207	(b)	$114.04	326,111	6,676,275
Total January 1, 2022 to March 31, 2022	537,227			475,418

(a)Includes 60,713 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(b)Includes 1,096 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(c)Commencing in October 1997, the Company's Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company's common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 128,000,000 shares have been authorized for repurchase, of which 121,323,725 shares have been repurchased as of March 31, 2022.
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

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ Michael C. Buckley
Michael C. Buckley Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: May 4, 2022