Form 10-Q
period 2022-06-30
ROBERT HALF INTERNATIONAL INC.
filed 2022-08-03
CIK 315213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 FORM 10-Q
______________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2022:
109,567,871 shares of $.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$590,909	$619,001
Accounts receivable, net	1,091,598	984,691
Employee deferred compensation trust assets	416,678	494,991
Other current assets	161,557	169,864
Total current assets	2,260,742	2,268,547
Property and equipment, net	103,616	93,403
Right-of-use assets	215,656	228,793
Other intangible assets, net	2,500	3,334
Goodwill	222,268	222,855
Noncurrent deferred income taxes	129,053	135,427
Total assets	$2,933,835	$2,952,359
LIABILITIES
Accounts payable and accrued expenses	$174,724	$183,796
Accrued payroll and benefit costs	545,342	540,183
Employee deferred compensation plan obligations	440,319	535,276
Income taxes payable	22,094	15,631
Current operating lease liabilities	84,394	83,787
Total current liabilities	1,266,873	1,358,673
Noncurrent operating lease liabilities	166,197	181,291
Other liabilities	33,097	31,344
Total liabilities	1,466,167	1,571,308
Commitments and Contingencies (Note J)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 260,000,000 shares; issued and outstanding 109,606,600 shares and 110,685,989 shares	110	111
Additional paid-in capital	1,265,495	1,235,903
Accumulated other comprehensive income (loss)	(47,607)	(22,622)
Retained earnings	249,670	167,659
Total stockholders’ equity	1,467,668	1,381,051
Total liabilities and stockholders’ equity	$2,933,835	$2,952,359

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Service revenues	$1,862,827	$1,580,581	$3,677,661	$2,978,961
Costs of services	1,047,280	915,709	2,090,268	1,752,378
Gross margin	815,547	664,872	1,587,393	1,226,583
Selling, general and administrative expenses	509,394	488,093	1,023,588	911,155
(Income) loss from investments held in employee deferred compensation trusts (which is completely offset by related costs and expenses - Notes A & I)	65,622	(27,810)	95,623	(39,797)
Amortization of intangible assets	416	576	833	1,152
Interest (income) expense, net	(718)	151	(884)	105
Income before income taxes	240,833	203,862	468,233	353,968
Provision for income taxes	65,012	54,649	124,173	94,157
Net income	$175,821	$149,213	$344,060	$259,811

Net income per share:
Basic	$1.62	$1.35	$3.16	$2.34
Diluted	$1.60	$1.33	$3.12	$2.32

Shares:
Basic	108,833	110,861	109,025	111,141
Diluted	109,696	111,889	110,143	112,191
Dividends declared per share	$0.43	$0.38	$0.86	$0.76

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
COMPREHENSIVE INCOME (LOSS):
Net income	$175,821	$149,213	$344,060	$259,811
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(24,048)	4,398	(25,016)	(4,439)
Foreign defined benefit plan adjustments, net of tax	15	39	31	79
Total other comprehensive income (loss)	(24,033)	4,437	(24,985)	(4,360)
Total comprehensive income (loss)	$151,788	$153,650	$319,075	$255,451

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2021	110,686	$111	$1,235,903	$(22,622)	$167,659	$1,381,051
Net income	—	—	—	—	168,239	168,239
Other comprehensive income (loss)	—	—	—	(952)	—	(952)
Dividends declared ($0.43 per share)	—	—	—	—	(48,413)	(48,413)
Net issuances of restricted stock	598	1	(1)	—	—	—
Stock-based compensation	—	—	15,184	—	—	15,184
Repurchases of common stock	(537)	(1)	—	—	(62,340)	(62,341)
Balance at March 31, 2022	110,747	$111	$1,251,086	$(23,574)	$225,145	$1,452,768

Net income	—	$—	$—	$—	$175,821	$175,821
Other comprehensive income (loss)	—	—	—	(24,033)	—	(24,033)
Dividends declared ($0.43 per share)	—	—	—	—	(47,325)	(47,325)
Net issuances of restricted stock	4	—	—	—	—	—
Stock-based compensation	—	—	14,409	—	—	14,409
Repurchases of common stock	(1,144)	(1)	—	—	(103,971)	(103,972)
Balance at June 30, 2022	109,607	$110	$1,265,495	$(47,607)	$249,670	$1,467,668

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2020	113,128	$113	$1,179,972	$(4,732)	$29,936	$1,205,289
Net income	—	—	—	—	110,598	110,598
Other comprehensive income (loss)	—	—	—	(8,797)	—	(8,797)
Dividends declared ($0.38 per share)	—	—	—	—	(43,300)	(43,300)
Net issuances of restricted stock	602	1	(1)	—	—	—
Stock-based compensation	—	—	14,182	—	—	14,182
Repurchases of common stock	(1,048)	(1)	—	—	(80,272)	(80,273)
Balance at March 31, 2021	112,682	$113	$1,194,153	$(13,529)	$16,962	$1,197,699

Net income	—	$—	$—	$—	$149,213	$149,213
Other comprehensive income (loss)	—	—	—	4,437	—	4,437
Dividends declared ($0.38 per share)	—	—	—	—	(42,720)	(42,720)
Net issuances of restricted stock	5	—	—	—	—	—
Stock-based compensation	—	—	13,903	—	—	13,903
Repurchases of common stock	(717)	(1)	—	—	(63,281)	(63,282)
Balance at June 30, 2021	111,970	$112	$1,208,056	$(9,092)	$60,174	$1,259,250

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$344,060	$259,811
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	4,316	4,733
Depreciation	22,907	27,715
Amortization of cloud computing implementation costs	13,804	13,353
Amortization of intangible assets	833	1,152
Realized and unrealized (gains) losses from investments held in employee deferred compensation trusts	98,233	(36,949)
Stock-based compensation	29,593	28,085
Deferred income taxes	6,421	(5,524)
Changes in operating assets and liabilities:
Accounts receivable	(129,983)	(201,602)
Capitalized cloud computing implementation costs	(19,540)	(16,236)
Accounts payable and accrued expenses	(8,374)	17,138
Accrued payroll and benefit costs	15,848	68,340
Employee deferred compensation plan obligations	(94,957)	46,236
Income taxes payable	21,516	22,110
Other assets and liabilities, net	(2,599)	5,110
Net cash flows provided by operating activities	302,078	233,472

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(35,275)	(16,114)
Investments in employee deferred compensation trusts	(45,061)	(42,423)
Proceeds from employee deferred compensation trust redemptions	25,140	27,424
Net cash flows used in investing activities	(55,196)	(31,113)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	—	(117)
Repurchases of common stock	(160,610)	(145,314)
Dividends paid	(96,229)	(86,479)
Net cash flows used in financing activities	(256,839)	(231,910)
Effect of exchange rate fluctuations	(18,135)	(2,070)
Change in cash and cash equivalents	(28,092)	(31,621)
Cash and cash equivalents at beginning of period	619,001	574,426
Cash and cash equivalents at end of period	$590,909	$542,805

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Repurchases of common stock awaiting settlement	$11,296	$1,345
Fund exchanges within employee deferred compensation trusts	$66,645	$63,154

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2022

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
The Company recently completed a multiyear process to unify its family of Robert Half endorsed divisional brands to a single brand, Robert Half. This simplifies the Company’s go-to-market brand structure for clients and candidates, provides leverage for greater brand awareness, and allows future flexibility to expand the Company’s existing functional specializations. In connection with this process, the Company’s current financial statement disclosures reflect new names for its reportable segments, including contract talent solutions (formerly temporary and consultant staffing), permanent placement talent solutions (formerly permanent placement staffing) and Protiviti (formerly risk consulting and internal audit services). What was previously referred to as staffing operations is now referred to as talent solutions.
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
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of June 30, 2022, such estimates include allowances for credit losses, variable consideration, workers’ compensation losses, accrued medical expenses, income and other taxes, assumptions used in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions. Actual results and outcomes may differ from management’s estimates and assumptions.
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
June 30, 2022
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
Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs were $14.5 million and $28.7 million for the three and six months ended June 30, 2022, respectively, and $11.8 million and $20.2 million for the three and six months ended June 30, 2021, respectively.
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
The following table presents the Company’s (income) loss from investments held in employee deferred compensation trusts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Dividend income	$(2,315)	$(2,556)	$(2,610)	$(2,848)
Realized and unrealized (gains) losses	67,937	(25,254)	98,233	(36,949)
(Income) loss from investments held in employee deferred compensation trusts	$65,622	$(27,810)	$95,623	$(39,797)
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
Level 1: observable inputs for identical assets or liabilities, such as quoted prices in active markets
Level 2: inputs other than the quoted prices in active markets that are observable either directly or indirectly
Level 3: unobservable inputs in which there is little or no market data, which requires management’s best estimates and assumptions that market participants would use in pricing the asset or liability
The carrying value of cash and cash equivalents, net accounts receivable, and accounts payable and accrued expenses approximates fair value because of their short-term nature. The Company holds mutual funds and money market funds to satisfy its obligations under its employee deferred compensation plans, which are carried at fair value based on quoted market prices in active markets for identical assets (level 1).

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2022
The following table sets forth the composition of the underlying assets which comprise the Company’s deferred compensation trust assets (in thousands):

		Fair Value Measurements Using
	Balance at June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$76,166	$76,166	—	—
Mutual funds - bond	29,939	29,939	—	—
Mutual funds - stock	232,565	232,565	—	—
Mutual funds - blend	78,008	78,008	—	—
	$416,678	$416,678	—	—

		Fair Value Measurements Using
	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$66,700	$66,700	—	—
Mutual funds - bond	30,750	30,750	—	—
Mutual funds - stock	303,277	303,277	—	—
Mutual funds - blend	94,264	94,264	—	—
	$494,991	$494,991	—	—

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
Allowance for Credit Losses. The Company is exposed to credit losses resulting from the inability of its customers to make required payments. The Company establishes an allowance for these potential credit losses based on its review of customers’ credit profiles, historical loss statistics, prepayments, recoveries, age of customer receivable balances, current business conditions and macroeconomic trends. The Company considers risk characteristics of trade receivables based on asset type and geographical locations to evaluate trade receivables on a collective basis. The Company applies credit loss estimates to these pooled receivables to determine expected credit losses.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2022
The following table sets forth the activity in the allowance for credit losses from December 31, 2021 through June 30, 2022 (in thousands):

Allowance for Credit Losses
Balance as of December 31, 2021	$21,530
Charges to expense	4,316
Deductions	(2,206)
Other, including foreign currency translation adjustments	(805)
Balance as of June 30, 2022	$22,835
Note B—New Accounting Pronouncements

Recently Adopted Accounting Pronouncements
Government Assistance. In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” to increase the transparency of government assistance including the disclosure of the types of assistance an entity receives, an entity’s method of accounting for government assistance and the effect of the assistance on an entity’s financial statements. This standard is effective for annual periods beginning after December 15, 2021. The amendments should be applied either (1) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application, or (2) retrospectively to those transactions. The Company adopted this ASU in January 2022. The adoption of this guidance did not have a material impact on its financial statements.
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

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2022
Permanent placement talent solutions revenues. Permanent placement talent solutions revenues are primarily recognized when employment candidates accept offers of permanent employment. The Company has a substantial history of estimating the financial impact of permanent placement candidates who do not remain with its clients through the 90-day guarantee period. These amounts are established based primarily on historical data and are recorded as liabilities. Fees to clients are generally calculated as a percentage of the new employee’s annual compensation. No fees for permanent placement talent solutions services are charged to employment candidates.
Protiviti revenues. Protiviti’s consulting services are generally provided on a time-and-material basis or fixed-fee basis. Revenues earned under time-and-material arrangements and fixed-fee arrangements are recognized using a proportional performance method. Revenue is measured using cost incurred relative to total estimated cost for the engagement to measure progress towards satisfying the Company’s performance obligations. Cost incurred represents work performed and thereby best depicts the transfer of control to the customer. Protiviti’s consulting services generally contain one or more performance obligation(s) which are satisfied over a period of time. Revenues are recognized over time as the performance obligations are satisfied because the services provided do not have any alternative use to the Company and contracts generally include language giving the Company an enforceable right to payment for services provided to date.
The Company periodically evaluates the need to provide for any losses on these projects, and losses are recognized when it is probable that a loss will be incurred.
The following table presents the Company’s service revenues disaggregated by functional specialization and segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contract talent solutions
Finance and accounting	$810,910	$663,892	$1,612,600	$1,264,326
Administrative and customer support	274,141	263,192	559,047	483,665
Technology	218,190	194,233	431,517	366,406
Elimination of intersegment revenues (a)	(137,548)	(143,036)	(281,748)	(246,840)
Total contract talent solutions	1,165,693	978,281	2,321,416	1,867,557
Permanent placement talent solutions	200,096	143,640	386,878	255,344
Protiviti	497,038	458,660	969,367	856,060
Total service revenues	$1,862,827	$1,580,581	$3,677,661	$2,978,961
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
Contracts with multiple performance obligations are recognized as performance obligations are delivered, and contract value is allocated based on relative standalone selling values of the services and products in the arrangement. As of June 30, 2022, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $202.4 million. Of this amount, $183.6 million is expected to be recognized within the next twelve months. As of June 30, 2021, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $173.5 million.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2022
Contract liabilities are recorded when cash payments are received or due in advance of performance and are reflected in accounts payable and accrued expenses on the unaudited Condensed Consolidated Statements of Financial Position. The following table sets forth the activity in contract liabilities from December 31, 2021 through June 30, 2022 (in thousands):

Contract Liabilities
Balance as of December 31, 2021	$25,601
Payments in advance of satisfaction of performance obligations	36,646
Revenue recognized	(41,310)
Other, including translation adjustments	(876)
Balance as of June 30, 2022	$20,061

Note D—Other Current Assets
Other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid expenses	$72,932	$69,526
Unamortized cloud computing implementation costs	50,410	44,692
Other	38,215	55,646
Other current assets	$161,557	$169,864

Note E—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Computer hardware	$168,714	$157,408
Computer software	248,496	246,013
Furniture and equipment	94,206	93,144
Leasehold improvements	164,611	165,153
Property and equipment, cost	676,027	661,718
Accumulated depreciation	(572,411)	(568,315)
Property and equipment, net	$103,616	$93,403

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2022
Note F—Leases
The Company has operating leases for corporate and field offices, and certain equipment. The Company’s leases have remaining lease terms of less than 1 year to 8 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year. Operating lease expenses were $22.5 million and $45.1 million for the three and six months ended June 30, 2022, respectively, and $21.7 million and $43.2 million for the three and six months ended June 30, 2021, respectively.
Supplemental cash flow information related to leases consisted of the following (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for operating lease liabilities	$46,743	$45,531
Right-of-use assets obtained in exchange for operating lease liabilities from new leases	$17,384	$8,467
Right-of-use assets obtained in exchange for operating lease liabilities from lease modifications or reassessments	$17,744	$13,829
Supplemental balance sheet information related to leases consisted of the following:

	June 30, 2022	December 31, 2021
Weighted average remaining lease term for operating leases	3.6 years	3.9 years
Weighted average discount rate for operating leases	2.3%	2.3%
Future minimum lease payments under non-cancellable leases as of June 30, 2022, were as follows (in thousands):

2022 (excluding the six months ended June 30, 2022)	$46,348
2023	79,956
2024	60,256
2025	36,690
2026	23,270
Thereafter	14,623
Less: Imputed interest	(10,552)
Present value of operating lease liabilities (a)	$250,591
(a) Includes current portion of $84.4 million for operating leases.
As of June 30, 2022, the Company had additional future minimum lease obligations totaling $6.1 million under executed operating lease contracts that had not yet commenced. These operating leases include agreements for corporate and field office facilities with lease terms of 1 to 6 years.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2022
Note G—Goodwill
The following table sets forth the activity in goodwill from December 31, 2021 through June 30, 2022 (in thousands):

	Goodwill
	Contract talent solutions	Permanent placement talent solutions	Protiviti	Total
Balance as of December 31, 2021	$134,584	$26,189	$62,082	$222,855
Foreign currency translation adjustments	(369)	(72)	(146)	(587)
Balance as of June 30, 2022	$134,215	$26,117	$61,936	$222,268
The Company completed its annual assessment of the recoverability of goodwill during the quarter ended June 30, 2022, and determined there were no events or circumstances that would more likely than not reduce the fair value of the Company’s reporting units below their carrying value.
Note H—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Payroll and benefits	$471,325	$449,246
Payroll taxes	57,108	74,117
Workers’ compensation	16,909	16,820
Accrued payroll and benefit costs	$545,342	$540,183
The Company, under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, deferred paying $51.1 million of applicable payroll taxes as of both June 30, 2022 and December 31, 2021, which is expected to be paid during the next 12 months and is included in payroll taxes.
Note I—Employee Deferred Compensation Plan Obligations
The Company provides various qualified defined contribution 401(k) plans covering eligible employees. The plans offer a savings feature with the Company matching employee contributions. Assets of this plan are held by an independent trustee for the sole benefit of participating employees. Nonqualified plans are provided for employees on a discretionary basis, including those not eligible for the qualified plans. These plans include provisions for salary deferrals and discretionary contributions. The asset value of the nonqualified plans was $416.7 million and $495.0 million as of June 30, 2022 and December 31, 2021, respectively. The Company holds these assets to satisfy the Company’s liabilities under its deferred compensation plans.
The liability value for the nonqualified plans was $440.3 million and $535.3 million as of June 30, 2022 and December 31, 2021, respectively.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2022
The following table presents the Company’s compensation expense related to its qualified defined contribution plans and nonqualified plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contribution expense	$12,794	$13,918	$24,996	$23,472
Increase (decrease) in employee deferred compensation expense related to changes in the fair value of trust assets	(65,622)	27,810	(95,623)	39,797
	$(52,828)	$41,728	$(70,627)	$63,269
The Company has statutory defined contribution plans and defined benefit plans outside the United States of America, which are not material.
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

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2022
In May 2021, the Company entered into an amendment to extend the maturity of its $100.0 million unsecured revolving credit facility (the “Credit Agreement”) to May 2024. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the London Interbank Offered Rate or an alternative base rate, plus an applicable margin. The Credit Agreement is subject to certain financial covenants and the Company was in compliance with these covenants as of June 30, 2022. There were no borrowings under the Credit Agreement as of June 30, 2022.
Note K—Stockholders’ Equity
Stock Repurchase Program. As of June 30, 2022, the Company is authorized to repurchase, from time to time, up to 5.8 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the six months ended June 30, 2022 and 2021, are reflected in the following table (in thousands):

	Six Months Ended June 30,
	2022	2021
Common stock repurchased (in shares)	1,386	1,514
Common stock repurchased	$133,527	$124,210
Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. The number and the cost of employee stock plan repurchases made during the six months ended June 30, 2022 and 2021, are reflected in the following table (in thousands):

	Six Months Ended June 30,
	2022	2021
Repurchases related to employee stock plans (in shares)	295	251
Repurchases related to employee stock plans	$32,786	$19,345
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for the six months ended June 30, 2022 and 2021, (consisting of purchase of shares for the treasury) is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.
Repurchases of shares and issuances of dividends are applied first to the extent of retained earnings and any remaining amounts are applied to additional paid-in capital.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2022
Note L—Net Income Per Share
The calculation of net income per share for the three and six months ended June 30, 2022 and 2021, is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$175,821	$149,213	$344,060	$259,811
Basic:
Weighted average shares	108,833	110,861	109,025	111,141
Diluted:
Weighted average shares	108,833	110,861	109,025	111,141
Dilutive effect of potential common shares	863	1,028	1,118	1,050
Diluted weighted average shares	109,696	111,889	110,143	112,191
Net income per share:
Basic	$1.62	$1.35	$3.16	$2.34
Diluted	$1.60	$1.33	$3.12	$2.32

Note M—Business Segments
The Company has three reportable segments: contract talent solutions, permanent placement talent solutions, and Protiviti. Operating segments are defined as components of the Company for which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The contract talent solutions and permanent placement talent solutions segments provide specialized engagement professionals and full-time personnel, respectively, for finance and accounting, technology, marketing and creative, legal, administrative and customer support roles. The Protiviti segment provides business and technology risk consulting and internal audit services.
The accounting policies of the segments are set forth in Note A—“Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The Company evaluates performance based on income before net interest (income) expense, intangible assets amortization expense, and income taxes.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2022
The following table provides a reconciliation of service revenues and segment income by reportable segment to consolidated results for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service revenues
Contract talent solutions	$1,165,693	$978,281	$2,321,416	$1,867,557
Permanent placement talent solutions	200,096	143,640	386,878	255,344
Protiviti	497,038	458,660	969,367	856,060
	$1,862,827	$1,580,581	$3,677,661	$2,978,961
Segment income
Contract talent solutions	$133,567	$94,010	$266,813	$169,688
Permanent placement talent solutions	36,751	30,599	74,079	48,234
Protiviti	70,213	79,980	127,290	137,303
Combined segment income	240,531	204,589	468,182	355,225
Amortization of intangible assets	416	576	833	1,152
Interest (income) expense, net	(718)	151	(884)	105
Income before income taxes	$240,833	$203,862	$468,233	$353,968

Service revenues presented above are shown net of eliminations of intersegment revenues. Intersegment revenues between the contract talent solutions segment and Protiviti segment were $137.5 million and $281.7 million for the three and six months ended June 30, 2022, respectively, and $143.0 million and $246.8 million six months ended June 30, 2021, respectively.
Revenue and direct costs related to the intersegment activity are reflected in the Protiviti segment, including the costs of candidate payroll, fringe benefits and incremental recruiter compensation.

Note N—Subsequent Events
On August 2, 2022, the Company announced the following:

Quarterly dividend per share	$0.43
Declaration date	August 2, 2022
Record date	August 25, 2022
Payment date	September 15, 2022

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain information contained in Management’s Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the future operating results or financial positions of Robert Half International Inc. (the “Company”). These statements may be identified by words such as “estimate,” “forecast,” “project,” “plan,” “intend,” “believe,” “expect,” “anticipate,” or variations or negatives thereof or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. These risks and uncertainties include, but are not limited to, the following: changes to or new interpretations of United States of America ("U.S.") or international tax regulations, the global financial and economic situation; the duration and impact of the COVID-19 pandemic and efforts to mitigate its spread; changes in levels of unemployment and other economic conditions in the U.S. or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of candidates for contract employment or the Company’s ability to attract candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company’s services, on the Company’s ability to maintain its margins; the possibility of the Company incurring liability for its activities, including the activities of its engagement professionals, or for events impacting its engagement professionals on clients’ premises; the possibility that adverse publicity could impact the Company’s ability to attract and retain clients and candidates; the success of the Company in attracting, training, and retaining qualified management personnel and other staff employees; the Company’s ability to comply with governmental regulations affecting personnel services businesses in particular or employer/employee relationships in general; whether there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; the Company’s reliance on short-term contracts for a significant percentage of its business; litigation relating to prior or current transactions or activities, including litigation that may be disclosed from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings; the ability of the Company to manage its international operations and comply with foreign laws and regulations; the impact of fluctuations in foreign currency exchange rates; the possibility that the additional costs the Company will incur as a result of health care or other reform legislation may adversely affect the Company’s profit margins or the demand for the Company’s services; the possibility that the Company’s computer and communications hardware and software systems could be damaged or their service interrupted or the Company could experience a cybersecurity breach; and the possibility that the Company may fail to maintain adequate financial and management controls and as a result suffer errors in its financial reporting. Additionally, with respect to Protiviti, other risks and uncertainties include the fact that future success will depend on its ability to retain employees and attract clients; there can be no assurance that there will be ongoing demand for broad based consulting, regulatory compliance, technology services, public sector or other high demand advisory services; failure to produce projected revenues could adversely affect financial results; and there is the possibility of involvement in litigation relating to prior or current transactions or activities. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results.
Executive Overview
The Company recently completed a multiyear process to unify its family of Robert Half endorsed divisional brands to a single brand, Robert Half. This simplifies the Company’s go-to-market brand structure for clients and candidates and provides leverage for greater brand awareness and allows future flexibility to expand the Company’s existing functional specializations. In connection with this process, the Company’s current financial statement disclosures reflect new names for its reportable segments, including contract talent solutions (formerly temporary and consultant staffing), permanent placement talent solutions (formerly permanent placement staffing) and Protiviti (formerly risk consulting and internal audit services). What was previously referred to as staffing operations is now referred to as talent solutions.
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
The Company reported another very strong quarter which reflects a robust global labor market and demand environment, although reported results were unfavorably impacted by currency exchange rates as the U.S. dollar strengthened against the Euro and British pound. During the first half of 2022, service revenues were $3.68 billion, an increase of 23.5% from the prior year. Net income increased 32.4% to $344 million and diluted net income per share increased 34.5% to $3.12.

The Company’s talent solutions led the way, with permanent placement and contract talent solutions achieving year-over-year revenue growth of 51.5% and 24.3%, respectively. Protiviti also performed strong, growing year-over-year revenues by 13.2%.
Remote and hybrid working models are here to stay and provide the Company with a significant opportunity to capitalize on the structure shift in how companies source talent. This plays to the Company’s numerous strengths, including its global brand, office network, candidate database and AI-driven technologies.
Demand for the Company’s contract talent solutions, permanent placement talent solutions, and consulting talent is largely dependent upon general economic and labor trends both domestically and abroad. The U.S. economic backdrop and labor trends for the first half of 2022 remained conducive to growth for the Company as the unemployment rate decreased from 3.9% in December 2021 to 3.6% at the end of the second quarter of 2022. In the U.S., job openings and quit rates remain elevated and only modestly below all-time highs. The U.S. labor market remains robust, with significant demand due to talent shortages across professional disciplines.
The Company monitors various economic indicators and business trends in all of the countries in which it operates to anticipate demand for the Company’s services. These trends are evaluated to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends and productivity metrics. Visibility into future revenues is limited not only due to the dependence on macroeconomic conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, the Company’s headcount and other investments are typically assessed on at least a quarterly basis. During the first half of 2022, the Company increased headcount across all segments when compared to prior year-end levels.
Critical Accounting Policies and Estimates
The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to the Company’s critical accounting policies or estimates for the six months ended June 30, 2022.
Recent Accounting Pronouncements
See Note B—“New Accounting Pronouncements” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
Results of Operations
The Company analyzes its operating results for three reportable segments: contract talent solutions, permanent placement talent solutions, and Protiviti. The contract talent solutions and permanent placement talent solutions segments provide specialized engagement professionals and full-time personnel, respectively, for finance and accounting, technology, marketing and creative, legal, administrative and customer support roles. The Protiviti segment provides business and technology risk consulting and internal audit services.
Demand for the Company’s contract talent solutions, permanent placement talent solutions, and consulting talent is largely dependent upon general economic and labor trends both domestically and abroad. Because of the inherent difficulty in predicting economic trends, future demand for the Company’s services cannot be forecast with certainty.
The Company’s talent solutions business has 316 offices in 42 states, the District of Columbia and 17 foreign countries, while Protiviti has 65 offices in 23 states and 13 foreign countries.

Non-GAAP Financial Measures
The financial results of the Company are prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”) and the rules of the SEC. To help readers understand the Company’s financial performance, the Company supplements its GAAP financial results with the following non-GAAP measures: as adjusted revenue growth rates; adjusted gross margin; adjusted selling, general and administrative expense; segment income and combined segment income.
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
In order to calculate constant currency revenue growth rates, as reported amounts are retranslated using foreign currency exchange rates from the prior year’s comparable period. Management then calculates a global, weighted average number of billing days for each reporting period based upon input from all countries and all functional specializations and segments. In order to remove the fluctuations caused by comparable periods having different billing days, the Company calculates same billing day revenue growth rates by dividing each comparative period’s reported revenues by the calculated number of billing days for that period to arrive at a per billing day amount. Same billing day growth rates are then calculated based upon the per billing day amounts. The term “as adjusted” means that the impact of different billing days and currency fluctuations are removed from the revenue growth rate calculation.
The following measures: adjusted gross margin; adjusted selling, general and administrative expense; and segment income include gains and losses on investments held to fund the Company’s obligations under employee deferred compensation plans. The Company provides these measures because they are used by management to review its operational results.
Combined segment income is income before income taxes adjusted for net interest (income) expense, net and amortization of intangible assets. The Company provides combined segment income because it is how management evaluates segment performance.
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
Three Months Ended June 30, 2022 and 2021
Revenues. The Company’s revenues were $1.86 billion for the three months ended June 30, 2022, increasing by 17.9% compared to $1.58 billion for the three months ended June 30, 2021. Revenues from U.S. operations increased 20.2% to $1.47 billion (78.8% of total revenue) for the three months ended June 30, 2022, compared to $1.22 billion (77.2% of total revenue) for the three months ended June 30, 2021. Revenues from international operations increased 10.0% to $396 million (21.2% of total revenue) for the three months ended June 30, 2022, compared to $360 million (22.8% of total revenue) for the three months ended June 30, 2021. Contributing factors for each reportable segment are discussed below in further detail.
Contract talent solutions revenues were $1.16 billion for the three months ended June 30, 2022, increasing by 19.2% compared to revenues of $978 million for the three months ended June 30, 2021. Key drivers of contract talent solutions revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. On an as adjusted basis, contract talent solutions revenues increased 21.3% for the second quarter of 2022, compared to the second quarter of 2021, primarily due to an increase in the number of hours worked by the Company’s engagement professionals and an 8.2% increase in weighted average bill rates, adjusted for changes in the mix of revenues by functional specialization, currency and country. In the U.S., revenues in the second quarter of 2022 increased 22.7% on both an as reported basis and on an as adjusted basis, compared to the second quarter of 2021. For the Company’s international operations, revenues for the second quarter of 2022 increased 7.0% on an as reported basis, and increased 16.6% on an as adjusted basis compared to the second quarter of 2021.
Permanent placement talent solutions revenues were $200 million for the three months ended June 30, 2022, increasing by 39.3% compared to revenues of $144 million for the three months ended June 30, 2021. Key drivers of permanent placement talent solutions revenues consist of the number of candidate placements and average fees earned per placement. On an as adjusted basis, permanent placement talent solutions revenues increased 42.6% for the second quarter of 2022, compared to the second quarter of 2021, driven by an increase in number of placements. In the U.S., revenues for the second quarter of 2022 increased 44.3% on both an as reported basis and on an as adjusted basis, compared to the second quarter of 2021. For the Company’s international operations, revenues for the second quarter of 2022 increased 28.0% on an as reported basis and 39.0% on an as adjusted basis, compared to the second quarter of 2021. Historically, demand for permanent placement talent solutions is even more sensitive to economic and labor market conditions than demand for contract talent solutions and this is expected to continue.
Protiviti revenues were $497 million for the three months ended June 30, 2022, increasing by 8.4% compared to revenues of $459 million for the three months ended June 30, 2021. Key drivers of Protiviti revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On an as adjusted basis, Protiviti revenues increased 10.8% for the second quarter of 2022, compared to the second quarter of 2021, due primarily to an increase in billable hours. In the U.S., revenues in the second quarter of 2022 increased 8.3% on both an as reported basis and on an as adjusted basis, compared to the second quarter of 2021. For the Company’s international operations, revenues for the second quarter of 2022 increased 8.6% on an as reported basis and 20.6% on an as adjusted basis, compared to the second quarter of 2021.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended June 30, 2022, is presented in the following table:

	Global	United States	International
Contract talent solutions
As Reported	19.2%	22.7%	7.0%
Billing Days Impact	0.0%	0.0%	0.2%
Currency Impact	2.1%	―	9.4%
As Adjusted	21.3%	22.7%	16.6%
Permanent placement talent solutions
As Reported	39.3%	44.3%	28.0%
Billing Days Impact	0.0%	0.0%	0.2%
Currency Impact	3.3%	―	10.8%
As Adjusted	42.6%	44.3%	39.0%
Protiviti
As Reported	8.4%	8.3%	8.6%
Billing Days Impact	0.0%	0.0%	0.2%
Currency Impact	2.4%	―	11.8%
As Adjusted	10.8%	8.3%	20.6%
Gross Margin. The Company’s gross margin dollars were $816 million for the three months ended June 30, 2022, increasing by 22.7% compared to $665 million for the three months ended June 30, 2021. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars for contract talent solutions represent revenues less costs of services, which consist of payroll, payroll taxes and benefit costs for engagement professionals, and reimbursable expenses. The key drivers of gross margin are: i) pay-bill spreads, which represent the differential between wages paid to engagement professionals and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs; and iii) conversion revenues, which are earned when a contract talent solutions position converts to a permanent position with the Company’s client. Gross margin dollars for contract talent solutions were $465 million for the three months ended June 30, 2022, increasing 19.8% compared to $388 million for the three months ended June 30, 2021. As a percentage of revenues, gross margin for contract talent solutions was 39.9% in the second quarter of 2022, up from 39.7% in the second quarter of 2021.

Gross margin dollars for permanent placement talent solutions represent revenues less reimbursable expenses. Gross margin dollars for permanent placement talent solutions were $200 million for the three months ended June 30, 2022, increasing 39.2% from $143 million for the three months ended June 30, 2021. Because reimbursable expenses for permanent placement talent solutions are de minimis, gross margin dollars are substantially explained by revenues previously discussed.
Gross margin dollars for Protiviti represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes and benefit costs and reimbursable expenses. The primary drivers of Protiviti’s gross margin are: i) the relative composition and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for Protiviti’s staff. Gross margin dollars for Protiviti were $151 million for the three months ended June 30, 2022, increasing 13.3% compared to $133 million for the three months ended June 30, 2021. As a percentage of revenues, reported gross margin for Protiviti in the second quarter of 2022 was 30.4%, up from 29.1% in the second quarter of 2021. As a percentage of revenues, adjusted gross margin dollars for Protiviti were 28.1% in the second quarter of 2022, down from 30.0% in the second quarter of 2021. The year-over-year decrease in adjusted gross margin percentage was due primarily to higher staff resource costs including continued expansion of headcount.
Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation, and occupancy costs. The Company’s selling, general and administrative expenses were $509 million for the three months ended June 30, 2022, increasing 4.4% from $488 million for the three months ended June 30, 2021. As a percentage of revenues, the Company’s reported selling, general and administrative expenses were 27.3% in the second quarter of 2022, down from 30.9% in the second quarter of 2021. As a percentage of revenues, the Company’s adjusted selling, general and administrative expenses were 30.3% in the second quarter of 2022, up from 29.4% in the second quarter of 2021. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for contract talent solutions were $284 million for the three months ended June 30, 2022, decreasing 9.8% from $315 million for the three months ended June 30, 2021. As a percentage of revenues, reported selling, general and administrative expenses for contract talent solutions were 24.4% in the second quarter of 2022, down from 32.2% in the second quarter of 2021. As a percentage of revenues, adjusted selling, general and administrative expenses for contract talent solutions were 28.4% in the second quarter of 2022, down from 30.1% in the second quarter of 2021 due primarily to positive leverage from an increase in revenues.
Selling, general and administrative expenses for permanent placement talent solutions were $156 million for the three months ended June 30, 2022, increasing by 35.0% compared to $115 million for the three months ended June 30, 2021. As a percentage of revenues, reported selling, general and administrative expenses for permanent placement talent solutions were 77.9% in the second quarter of 2022, down from 80.4% in the second quarter of 2021. As a percentage of revenues, adjusted selling, general and administrative expenses for permanent placement talent solutions was 81.4% in the second quarter of 2022, up from 78.6% in the second quarter of 2021 due primarily to higher staff compensation costs.
Selling, general and administrative expenses for Protiviti were $69 million for the three months ended June 30, 2022, increasing by 20.7% compared to $58 million for the three months ended June 30, 2021. As a percentage of revenues, selling, general and administrative expenses for Protiviti were 14.0% in the second quarter of 2022, up from 12.5% in the second quarter of 2021 due primarily to an increase in variable overhead costs.

A reconciliation of the non-GAAP adjusted summary of operations to the reported summary of operations, for the three months ended June 30, 2022 and 2021 is presented in the following table (in thousands):

	Three Months Ended June 30,						Relationships
	2022			2021			2022	2021	2022	2021
	Reported	Adjustments	Adjusted (1)	Reported	Adjustments	Adjusted (1)	Reported		Adjusted
SERVICE REVENUES:
Finance and accounting	$810,910	$—	$810,910	$663,892	$—	$663,892	43.5%	41.9%	43.5%	41.9%
Administrative and customer support	274,141	—	274,141	263,192	—	263,192	14.7%	16.7%	14.7%	16.7%
Technology	218,190	—	218,190	194,233	—	194,233	11.7%	12.3%	11.7%	12.3%
Elimination of intersegment revenues	(137,548)	—	(137,548)	(143,036)	—	(143,036)	(7.3%)	(9.0%)	(7.3%)	(9.0%)
Contract talent solutions	1,165,693	—	1,165,693	978,281	—	978,281	62.6%	61.9%	62.6%	61.9%
Permanent placement talent solutions	200,096	—	200,096	143,640	—	143,640	10.7%	9.1%	10.7%	9.1%
Protiviti	497,038	—	497,038	458,660	—	458,660	26.7%	29.0%	26.7%	29.0%
Total	$1,862,827	$—	$1,862,827	$1,580,581	$—	$1,580,581	100.0%	100.0%	100.0%	100.0%

GROSS MARGIN:
Contract talent solutions	$464,853	$—	$464,853	$388,070	$—	$388,070	39.9%	39.7%	39.9%	39.7%
Permanent placement talent solutions	199,664	—	199,664	143,454	—	143,454	99.8%	99.9%	99.8%	99.9%
Protiviti	151,030	(11,413)	139,617	133,348	4,153	137,501	30.4%	29.1%	28.1%	30.0%
Total	$815,547	$(11,413)	$804,134	$664,872	$4,153	$669,025	43.8%	42.1%	43.2%	42.3%

SELLING GENERAL AND ADMINISTRATIVE EXPENSE:
Contract talent solutions	$284,090	$47,196	$331,286	$315,114	$(21,054)	$294,060	24.4%	32.2%	28.4%	30.1%
Permanent placement talent solutions	155,900	7,013	162,913	115,458	(2,603)	112,855	77.9%	80.4%	81.4%	78.6%
Protiviti	69,404	—	69,404	57,521	—	57,521	14.0%	12.5%	14.0%	12.5%
Total	$509,394	$54,209	$563,603	$488,093	$(23,657)	$464,436	27.3%	30.9%	30.3%	29.4%

OPERATING/SEGMENT INCOME:
Contract talent solutions	$180,763	$(47,196)	$133,567	$72,956	$21,054	$94,010	15.5%	7.5%	11.5%	9.6%
Permanent placement talent solutions	43,764	(7,013)	36,751	27,996	2,603	30,599	21.9%	19.5%	18.4%	21.3%
Protiviti	81,626	(11,413)	70,213	75,827	4,153	79,980	16.4%	16.5%	14.1%	17.4%
Total	$306,153	$(65,622)	$240,531	$176,779	$27,810	$204,589	16.4%	11.2%	12.9%	12.9%
(Income) loss from investments held in employee deferred compensation trusts	65,622	(65,622)	—	(27,810)	27,810	—	3.5%	(1.7%)	0.0%	0.0%
Amortization of intangible assets	416	—	416	576	—	576	0.0%	0.0%	0.0%	0.0%
Interest (income) expense, net	(718)		(718)	151	—	151	0.0%	0.0%	0.0%	0.0%
Income before income taxes	$240,833	$—	$240,833	$203,862	$—	$203,862	12.9%	12.9%	12.9%	12.9%

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

(Income) Loss from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation obligation to employees changes accordingly. Changes in the Company’s deferred compensation obligations noted above remain in selling, general and administrative, or in the case of Protiviti, costs of services. The value of the related investment trust assets also changes by the equal and offsetting amount, leaving no net costs to the Company. The Company’s (income) loss from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments. The Company’s (income) loss from investments held in employee deferred compensation trusts was a loss of $66 million and income of $28 million for the three months ended June 30, 2022 and 2021, respectively. The loss from trust investments was due to negative market returns in the second quarter of 2022.
Income Before Income Taxes and Segment Income. The Company’s total income before income taxes was $241 million, or 12.9% of revenues, for the three months ended June 30, 2022, up from $204 million or 12.9% of revenues, for the three months ended June 30, 2021. Combined segment income was $241 million, or 12.9% of revenues, for the three months ended June 30, 2022, up from $205 million, or 12.9% of revenues, for the three months ended June 30, 2021.
The following table provides a reconciliation of the non-GAAP combined segment income to reported income before income taxes for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
Income before income taxes	$240,833	$203,862
Interest (income) expense, net	(718)	151
Amortization of intangible assets	416	576
Combined segment income	$240,531	$204,589
Contract talent solutions segment income was $134 million, or 11.5% of applicable revenues, for the three months ended June 30, 2022, up from $94 million, or 9.6% of applicable revenues, for the three months ended June 30, 2021. Permanent placement talent solutions segment income was $37 million, or 18.4% of applicable revenues, for the three months ended June 30, 2022, up from $31 million, or 21.3% of applicable revenues, for the three months ended June 30, 2021. Protiviti segment income was $70 million, or 14.1% of applicable revenues, for the three months ended June 30, 2022, down from $80 million, or 17.4% of applicable revenues, for the three months ended June 30, 2021.
Provision for income taxes. The provision for income taxes was 27.0% and 26.8% for the three months ended June 30, 2022 and 2021, respectively.
Six Months Ended June 30, 2022 and 2021
Revenues. The Company’s revenues were $3.68 billion for the six months ended June 30, 2022, increasing by 23.5% compared to $2.98 billion for the six months ended June 30, 2021. Revenues from U.S. operations increased 25.6% to $2.88 billion (78.4% of total revenue) for the six months ended June 30, 2022, compared to $2.30 billion (77.1% of total revenue) for the six months ended June 30, 2021. Revenues from international operations increased 16.4% to $795 million (21.6% of total revenue) for the six months ended June 30, 2022, compared to $683 million (22.9% of total revenue) for the six months ended June 30, 2021. Contributing factors for each reportable segment are discussed below in further detail.
Contract talent solutions revenues were $2.32 billion for the six months ended June 30, 2022, increasing by 24.3% compared to revenues of $1.87 billion for the six months ended June 30, 2021. Key drivers of contract talent solutions revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. On an as adjusted basis, contract talent solutions revenues in the first half of 2022 increased 25.9% compared to the first half of 2021, primarily due to an increase in the number of hours worked by the Company’s engagement professionals and an 8.7% increase in weighted average bill rates, adjusted for changes in the mix of revenues by functional specialization, currency and country. In the U.S., revenues in the first half of 2022 increased 27.8% on both an as reported basis and an as adjusted basis, compared to the first half of 2021. For the Company’s international operations, revenues for the first half of 2022 increased 12.5% on an as reported basis and increased 19.9% on an as adjusted basis, compared to the first half of 2021.

Permanent placement talent solutions revenues were $387 million for the six months ended June 30, 2022, increasing by 51.5% compared to revenues of $255 million for the six months ended June 30, 2021. Key drivers of permanent placement talent solutions revenues consist of the number of candidate placements and average fees earned per placement. On an as adjusted basis, permanent placement talent solutions revenues increased 54.1% for the first half of 2022, compared to the first half of 2021, driven primarily by an increase in the number of placements. In the U.S., revenues for the first half of 2022 increased 58.8% on both an as reported basis and an as adjusted basis, compared to the first half of 2021. For the Company’s international operations, revenues for the first half of 2022 increased 35.6% on an as reported basis, and increased 44.0% on an as adjusted basis, compared to the first half of 2021. Historically, demand for permanent placement talent solutions is even more sensitive to economic and labor market conditions than demand for contract talent solutions and this is expected to continue.
Protiviti revenues were $969 million for the six months ended June 30, 2022, increasing by 13.2% compared to revenues of $856 million for the six months ended June 30, 2021. Key drivers of Protiviti revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. On an as adjusted basis, Protiviti revenues increased 15.1% for the first half of 2022, compared to the first half of 2021, due primarily to an increase in billable hours. In the U.S., revenues in the first half of 2022 increased 12.3% on both an as reported basis and an as adjusted basis, compared to the first half of 2021. For the Company’s international operations, revenues in the first half of 2022 increased 16.8% on an as reported basis, and increased 26.0% on an as adjusted basis, compared to the first half of 2021.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the six months ended June 30, 2022, is presented in the following table:

	Global	United States	International
Contract talent solutions
As Reported	24.3%	27.8%	12.5%
Billing Days Impact	-0.1%	0.0%	-0.1%
Currency Impact	1.7%	―	7.5%
As Adjusted	25.9%	27.8%	19.9%
Permanent placement talent solutions
As Reported	51.5%	58.8%	35.6%
Billing Days Impact	-0.1%	0.0%	-0.1%
Currency Impact	2.7%	―	8.5%
As Adjusted	54.1%	58.8%	44.0%
Protiviti
As Reported	13.2%	12.3%	16.8%
Billing Days Impact	-0.1%	0.0%	-0.1%
Currency Impact	2.0%	―	9.3%
As Adjusted	15.1%	12.3%	26.0%
Gross Margin. The Company’s gross margin dollars were $1.59 billion for the six months ended June 30, 2022, increasing by 29.4% compared to $1.23 billion for the six months ended June 30, 2021. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars for contract talent solutions represent revenues less costs of services, which consist of payroll, payroll taxes and benefit costs for engagement professionals, and reimbursable expenses. The key drivers of gross margin are: i) pay-bill spreads, which represent the differential between wages paid to engagement professionals and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs; and iii) conversion revenues, which are earned when a contract talent solutions position converts to a permanent position with the Company’s client. Gross margin dollars for contract talent solutions were $927 million for the six months ended June 30, 2022, increasing 26.4% compared to $733 million for the six months ended June 30, 2021. As a percentage of revenues, gross margin for contract talent solutions was 39.9% for the six months ended June 30, 2022, up from 39.2% for the six months ended June 30, 2021. This year-over-year improvement in gross margin percentage was attributable to expanding pay-bill spreads and higher conversion revenues.

Gross margin dollars for permanent placement talent solutions represent revenues less reimbursable expenses. Gross margin dollars for permanent placement talent solutions were $386 million for the six months ended June 30, 2022, increasing 51.4% from $255 million for the six months ended June 30, 2021. Because reimbursable expenses for permanent placement talent solutions are de minimis, gross margin dollars are substantially explained by revenues previously discussed.
Gross margin dollars for Protiviti represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of Protiviti’s gross margin are: i) the relative composition and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for Protiviti’s staff. Gross margin dollars for Protiviti were $275 million for the six months ended June 30, 2022, increasing 15.1% compared to $239 million for the six months ended June 30, 2021. As a percentage of revenues, reported gross margin for Protiviti in the first half of 2022 was 28.3%, up from 27.9% in the first half of 2021. As a percentage of revenues, adjusted gross margin dollars for Protiviti were 26.8% the first half of 2022, down from 28.6% in the first half of 2021. The year-over-year decrease in adjusted gross margin percentage was due to lower staff utilization rates and a significant increase in headcount.
Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation, and occupancy costs. The Company’s selling, general and administrative expenses were $1.02 billion for the six months ended June 30, 2022, increasing 12.3% from $911 million for the six months ended June 30, 2021. As a percentage of revenues, the Company’s reported selling, general and administrative expenses were 27.8% for the first half of 2022, down from 30.6% the first half of 2021. As a percentage of revenues, the Company’s adjusted selling, general and administrative expenses were 30.0% in the first half of 2022, up from 29.4% in the first half of 2021, due primarily to the higher mix of permanent placement talent solutions revenues. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for contract talent solutions were $589 million for the six months ended June 30, 2022, decreasing 0.7% from $594 million for the six months ended June 30, 2021. As a percentage of revenues, reported selling, general and administrative expenses for contract talent solutions were 25.4% in the first half of 2022, down from 31.8% in the first half of 2021. As a percentage of revenues, adjusted selling, general and administrative expenses for contract talent solutions were 28.4% in the first half of 2022, down from 30.2% in the first half of 2021, due primarily to positive leverage from an increase in revenues.
Selling, general and administrative expenses for permanent placement talent solutions were $302 million for the six months ended June 30, 2022, increasing by 43.6% compared to $210 million for the six months ended June 30, 2021. As a percentage of revenues, reported selling, general and administrative expenses for permanent placement talent solutions were 78.1% in the first half of 2022, down from 82.4% in the first half of 2021. As a percentage of revenues, adjusted selling, general and administrative expenses for permanent placement talent solutions was 80.7% in the first half of 2022, down from 81.0% in the first half of 2021.
Selling, general and administrative expenses for Protiviti were $132 million for the six months ended June 30, 2022, increasing by 23.2% compared to $107 million for the six months ended June 30, 2021. As a percentage of revenues, selling, general and administrative expenses for Protiviti were 13.6% in the first half of 2022, up from 12.5% in the first half of 2021, due primarily to an increase in variable overhead costs.

A reconciliation of the non-GAAP adjusted summary of operations to the reported summary of operations, for the six months ended June 30, 2022 and 2021 is presented in the following table (in thousands):

	Six Months Ended June 30,						Relationships
	2022			2021			2022	2021	2022	2021
	Reported	Adjustments	Adjusted (1)	Reported	Adjustments	Adjusted (1)	Reported		Adjusted
SERVICE REVENUES:
Finance and accounting	$1,612,600	$—	$1,612,600	$1,264,326	$—	$1,264,326	43.9%	42.5%	43.9%	42.5%
Administrative and customer support	559,047	—	559,047	483,665	—	483,665	15.2%	16.2%	15.2%	16.2%
Technology	431,517	—	431,517	366,406	—	366,406	11.7%	12.3%	11.7%	12.3%
Elimination of intersegment revenues	(281,748)	—	(281,748)	(246,840)	—	(246,840)	(7.7%)	(8.3%)	(7.7%)	(8.3%)
Contract talent solutions	2,321,416	—	2,321,416	1,867,557	—	1,867,557	63.1%	62.7%	63.1%	62.7%
Permanent placement talent solutions	386,878	—	386,878	255,344	—	255,344	10.5%	8.6%	10.5%	8.6%
Protiviti	969,367	—	969,367	856,060	—	856,060	26.4%	28.7%	26.4%	28.7%
Total	$3,677,661	$—	$3,677,661	$2,978,961	$—	$2,978,961	100.0%	100.0%	100.0%	100.0%

GROSS MARGIN:
Contract talent solutions	$926,714	$—	$926,714	$733,003	$—	$733,003	39.9%	39.2%	39.9%	39.2%
Permanent placement talent solutions	386,113	—	386,113	254,951	—	254,951	99.8%	99.8%	99.8%	99.8%
Protiviti	274,566	(15,259)	259,307	238,629	5,842	244,471	28.3%	27.9%	26.8%	28.6%
Total	$1,587,393	$(15,259)	$1,572,134	$1,226,583	$5,842	$1,232,425	43.2%	41.2%	42.7%	41.4%

SELLING GENERAL AND ADMINISTRATIVE EXPENSE:
Contract talent solutions	$589,424	$70,477	$659,901	$593,627	$(30,312)	$563,315	25.4%	31.8%	28.4%	30.2%
Permanent placement talent solutions	302,147	9,887	312,034	210,360	(3,643)	206,717	78.1%	82.4%	80.7%	81.0%
Protiviti	132,017	—	132,017	107,168	—	107,168	13.6%	12.5%	13.6%	12.5%
Total	$1,023,588	$80,364	$1,103,952	$911,155	$(33,955)	$877,200	27.8%	30.6%	30.0%	29.4%

OPERATING/SEGMENT INCOME:
Contract talent solutions	$337,290	$(70,477)	$266,813	$139,376	$30,312	$169,688	14.5%	7.5%	11.5%	9.1%
Permanent placement talent solutions	83,966	(9,887)	74,079	44,591	3,643	48,234	21.7%	17.5%	19.1%	18.9%
Protiviti	142,549	(15,259)	127,290	131,461	5,842	137,303	14.7%	15.4%	13.1%	16.0%
Total	$563,805	$(95,623)	$468,182	$315,428	$39,797	$355,225	15.3%	10.6%	12.7%	11.9%
(Income) loss from investments held in employee deferred compensation trusts	95,623	(95,623)	—	(39,797)	39,797	—	2.6%	(1.3%)	—	—
Amortization of intangible assets	833	—	833	1,152	—	1,152	0.0%	0.0%	0.0%	0.0%
Interest (income) expense, net	(884)		(884)	105	—	105	0.0%	0.0%	0.0%	0.0%
Income before income taxes	$468,233	$—	$468,233	$353,968	$—	$353,968	12.7%	11.9%	12.7%	11.9%

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

(Income) Loss from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation obligation to employees changes accordingly. Changes in the Company’s deferred compensation obligations noted above remain in selling, general and administrative, or in the case of Protiviti, costs of services. The value of the related investment trust assets also changes by the equal and offsetting amount, leaving no net costs to the Company. The Company’s (income) loss from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments. The Company’s (income) loss from investments held in employee deferred compensation trusts was a loss of $96 million for the six months ended June 30, 2022, compared to income of $40 million for the six months ended June 30, 2021. The loss from trust investments was due to negative market returns in the first half of 2022.
Income Before Income Taxes and Segment Income. The Company’s total income before income taxes was $468 million, or 12.7% of revenues, for the six months ended June 30, 2022, up from $354 million or 11.9% of revenues, for the six months ended June 30, 2021. Combined segment income was $468 million, or 12.7% of revenues, for the six months ended June 30, 2022, up from $355 million, or 11.9% of revenues, for the six months ended June 30, 2021.
The following table provides a reconciliation of the non-GAAP combined segment income to reported income before income taxes for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Income before income taxes	$468,233	$353,968
Interest (income) expense, net	(884)	105
Amortization of intangible assets	833	1,152
Combined segment income	$468,182	$355,225
Contract talent solutions segment income was $267 million, or 11.5% of applicable revenues for the six months ended June 30, 2022, up from $170 million, or 9.1% of applicable revenues for the six months ended June 30, 2021. Permanent placement talent solutions segment income was $74 million, or 19.1% of applicable revenues in the first half of 2022, up from $48 million, or 18.9% of applicable revenues, in the first half of 2021. Protiviti segment income was $127 million, or 13.1% of applicable revenues in the first half of 2022, compared to segment income of $137 million, or 16.0% of applicable revenues, in the first half of 2021.
Provision for income taxes. The provision for income taxes was 26.5% and 26.6% for the six months ended June 30, 2022 and 2021, respectively.
Liquidity and Capital Resources
The change in the Company’s liquidity during the six months ended June 30, 2022 and 2021, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, investment in employee deferred compensation trusts, net of redemptions from employee deferred compensation trusts, repurchases of common stock, and payment of dividends.
Cash and cash equivalents were $591 million and $543 million at June 30, 2022 and 2021, respectively. Operating activities provided cash flows of $302 million during the six months ended June 30, 2022, offset by $55 million and $257 million of net cash used in investing activities and financing activities, respectively. Operating activities provided cash flows of $233 million during the six months ended June 30, 2021, offset by $31 million and $232 million of net cash used in investing activities and financing activities, respectively.
Operating activities—Net cash provided by operating activities for the six months ended June 30, 2022, was composed of net income of $344 million adjusted upward for non-cash items of $176 million, offset by net cash used in changes in working capital of $218 million. Net cash provided by operating activities for the six months ended June 30, 2021, was composed of net income of $260 million adjusted upward for non-cash items of $32 million, offset by net cash used in changes in working capital of $59 million.
Investing activities—Cash used in investing activities for the six months ended June 30, 2022, was $55 million. This was composed of capital expenditures of $35 million and investments in employee deferred compensation trusts of $45 million, partially offset by proceeds from employee deferred compensation trusts redemptions of $25 million. Cash used in investing activities for the six months ended June 30, 2021, was $31 million. This was composed of capital expenditures of $16 million and investments in employee deferred compensation trusts of $42 million, partially offset by proceeds from employee deferred compensation trusts redemptions of $27 million.
Capital expenditures, including $20 million for cloud computing arrangements, for the six months ended June 30, 2022, totaled $55 million, approximately 82.5% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s sustainability and future growth opportunities. Capital expenditures for cloud computing arrangements are included in cash flows from operating activities on the Company’s Condensed Consolidated Statements of Cash Flows. Capital expenditures included amounts spent on tenant improvements and furniture and equipment in the Company’s leased offices. The Company currently expects that 2022 capital expenditures will range from $95 million to $105 million, of which $75 million to $85 million relates to software initiatives and technology infrastructure, including capitalized costs related to implementation of cloud computing arrangements.
Financing activities—Cash used in financing activities for the six months ended June 30, 2022, was $257 million. This included repurchases of $161 million in common stock and $96 million in dividends paid to stockholders. Cash used in financing activities for the six months ended June 30, 2021, was $232 million. This included repurchases of $146 million in common stock and $86 million in dividends paid to stockholders.
As of June 30, 2022, the Company is authorized to repurchase, from time to time, up to 5.8 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the six months ended June 30, 2022 and 2021, the Company repurchased 1.4 million shares, at a cost of $133 million, and 1.5 million shares, at a cost of $124 million, on the open market, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the six months ended June 30, 2022 and 2021, such repurchases totaled 0.3 million shares, at a cost of $33 million, and 0.3 million shares, at a cost of $19 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital at June 30, 2022, included $591 million in cash and cash equivalents and $1.09 billion in accounts receivable, both of which will be a significant source of ongoing liquidity and financial resilience. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
There is limited visibility into future cash flows as the Company’s revenues are dependent on macroeconomic conditions. The Company’s variable direct costs related to its contract talent solutions business will largely fluctuate in relation to its revenues.
In May 2021, the Company entered into an amendment to extend the maturity of its $100 million unsecured revolving credit facility (the “Credit Agreement”) to May 2024. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the LIBOR, or an alternative base rate, plus an applicable margin. The Credit Agreement is subject to certain financial covenants and the Company was in compliance with these covenants as of June 30, 2022. There were no borrowings under the Credit Agreement as of June 30, 2022.
On August 2, 2022, the Company announced a quarterly dividend of $0.43 per share to be paid to all shareholders of record as of August 25, 2022. The dividend will be paid on September 15, 2022.
Material Cash Requirements from Contractual Obligations
Leases. As of June 30, 2022, the Company reported current and long-term operating lease liabilities of $84 million and $166 million, respectively. These balances consist of the minimum rental commitments for July 2022 and thereafter, discounted to reflect the Company’s cost of borrowing, under noncancellable lease contracts executed as of June 30, 2022.
The majority of these leases are for real estate. In the event the Company vacates a location prior to the end of the lease term, the Company may be obliged to continue making lease payments. For further information, see Note F— “Leases” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
Purchase Obligations. Purchase obligations are discussed in more detail in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes to the Company’s contractual purchase obligations during the first half of 2022.

Employee Deferred Compensation Plan. As of June 30, 2022, the Company reported deferred compensation plan obligations of $440 million in its accompanying Condensed Consolidated Statements of Financial Position. The balances are due to employees based upon elections they make at the time of deferring their funds. The timing of these payments may change based upon factors including termination of the Company’s employment arrangement with a participant. Assets of these plans are held by an independent trustee for the sole benefit of participating employees and consist of money market funds and mutual funds. For further information, see Note I—“Employee Deferred Compensation Plan Obligations” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
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
For the six months ended June 30, 2022, approximately 21.6% Company’s revenues were generated outside of the U.S.. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, Australian dollar and Brazilian real, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.
During the first six months of 2022, the U.S. dollar fluctuated, and generally strengthened, against the primary currencies in which the Company conducts business, compared to one year ago. Currency exchange rates had the effect of decreasing reported service revenues by $55 million, or 1.9%, in the first half of 2022 compared to the same period one year ago. The general strengthening of the U.S. dollar also affected the reported level of expenses incurred in the Company’s international operations. Because substantially all the Company’s international operations generated revenues and incurred expenses within the same country and currency, the effect of lower reported revenues is largely offset by the decrease in reported operating expenses. Reported net income was $3 million, or 1.1%, lower in the first half of 2022 compared to the same period one year ago due to the effect of currency exchange rates. If currency exchange rates were to remain at June 30, 2022 levels throughout the remainder of 2022, the currency impact on the Company’s full-year reported revenues and operating expenses would be consistent with the first half of 2022 results. Should current trends continue, the impact to reported net income would be immaterial.
For the one month ended July 31, 2022, the U.S. dollar has weakened against the Canadian Dollar, British Pound, Australian Dollar, and the Brazilian Real, and strengthened against the Euro, since June 30, 2022. If currency exchange rates were to remain at July 2022 levels throughout 2022, the currency impact on the Company’s full-year reported revenues would be unfavorable, offset by a favorable impact on operating expenses. These results will likely have an immaterial impact on reported net income.
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

ITEM 4. Controls and Procedures
Management, including the Company’s President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In accordance with this review, no material changes to controls and procedures were made in the quarter ended June 30, 2022.

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

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (c)
April 1, 2022 to April 30, 2022	308,566	(a)	$106.44	75,165	6,601,110
May 1, 2022 to May 31, 2022	360,576		$93.14	360,576	6,240,534
June 1, 2022 to June 30, 2022	475,208	(b)	$79.00	475,000	5,765,534
Total April 1, 2022 to June 30, 2022	1,144,350			910,741

(a)Includes 233,401 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(b)Includes 208 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(c)Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 128,000,000 shares have been authorized for repurchase, of which 122,234,466 shares have been repurchased as of June 30, 2022.
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

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ Michael C. Buckley
Michael C. Buckley Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: August 3, 2022