Form 10-Q
period 2022-09-30
ROBERT HALF INTERNATIONAL INC.
filed 2022-10-28
CIK 315213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 FORM 10-Q
______________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2022:
108,498,536 shares of $0.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$593,348	$619,001
Accounts receivable, net	1,101,305	984,691
Employee deferred compensation trust assets	404,019	494,991
Other current assets	151,178	169,864
Total current assets	2,249,850	2,268,547
Property and equipment, net	106,286	93,403
Right-of-use assets	198,483	228,793
Other intangible assets, net	2,084	3,334
Goodwill	221,426	222,855
Noncurrent deferred income taxes	132,456	135,427
Total assets	$2,910,585	$2,952,359
LIABILITIES
Accounts payable and accrued expenses	$153,247	$183,796
Accrued payroll and benefit costs	553,606	540,183
Employee deferred compensation plan obligations	435,021	535,276
Income taxes payable	11,303	15,631
Current operating lease liabilities	81,072	83,787
Total current liabilities	1,234,249	1,358,673
Noncurrent operating lease liabilities	150,938	181,291
Other liabilities	34,481	31,344
Total liabilities	1,419,668	1,571,308
Commitments and Contingencies (Note J)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 260,000,000 shares; issued and outstanding 108,498,147 shares and 110,685,989 shares	108	111
Additional paid-in capital	1,279,576	1,235,903
Accumulated other comprehensive income (loss)	(71,759)	(22,622)
Retained earnings	282,992	167,659
Total stockholders’ equity	1,490,917	1,381,051
Total liabilities and stockholders’ equity	$2,910,585	$2,952,359

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Service revenues	$1,833,455	$1,712,566	$5,511,116	$4,691,527
Costs of services	1,045,846	987,239	3,136,114	2,739,618
Gross margin	787,609	725,327	2,375,002	1,951,909
Selling, general and administrative expenses	548,579	495,576	1,572,167	1,406,731
(Income) loss from investments held in employee deferred compensation trusts (which is completely offset by related costs and expenses - Notes A & I)	15,335	1,759	110,958	(38,039)
Amortization of intangible assets	417	572	1,250	1,724
Interest income, net	(2,346)	(238)	(3,230)	(145)
Income before income taxes	225,624	227,658	693,857	581,638
Provision for income taxes	59,418	56,787	183,591	150,956
Net income	$166,206	$170,871	$510,266	$430,682

Net income per share:
Basic	$1.54	$1.55	$4.70	$3.89
Diluted	$1.53	$1.53	$4.65	$3.85

Shares:
Basic	107,855	110,176	108,630	110,816
Diluted	108,618	111,490	109,630	111,954
Dividends declared per share	$0.43	$0.38	$1.29	$1.14

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
COMPREHENSIVE INCOME (LOSS):
Net income	$166,206	$170,871	$510,266	$430,682
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(24,167)	(10,046)	(49,183)	(14,485)
Foreign defined benefit plan adjustments, net of tax	15	38	46	117
Total other comprehensive income (loss)	(24,152)	(10,008)	(49,137)	(14,368)
Total comprehensive income (loss)	$142,054	$160,863	$461,129	$416,314

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2021	110,686	$111	$1,235,903	$(22,622)	$167,659	$1,381,051
Net income	—	—	—	—	168,239	168,239
Other comprehensive income (loss)	—	—	—	(952)	—	(952)
Dividends declared ($0.43 per share)	—	—	—	—	(48,413)	(48,413)
Net issuances of restricted stock	598	1	(1)	—	—	—
Stock-based compensation	—	—	15,184	—	—	15,184
Repurchases of common stock	(537)	(1)	—	—	(62,340)	(62,341)
Balance at March 31, 2022	110,747	$111	$1,251,086	$(23,574)	$225,145	$1,452,768

Net income	—	—	—	—	175,821	175,821
Other comprehensive income (loss)	—	—	—	(24,033)	—	(24,033)
Dividends declared ($0.43 per share)	—	—	—	—	(47,325)	(47,325)
Net issuances of restricted stock	4	—	—	—	—	—
Stock-based compensation	—	—	14,409	—	—	14,409
Repurchases of common stock	(1,144)	(1)	—	—	(103,971)	(103,972)
Balance at June 30, 2022	109,607	$110	$1,265,495	$(47,607)	$249,670	$1,467,668

Net income	—	—	—	—	166,206	166,206
Other comprehensive income (loss)	—	—	—	(24,152)	—	(24,152)
Dividends declared ($0.43 per share)	—	—	—	—	(46,944)	(46,944)
Net issuances of restricted stock	—	—	—	—	—	—
Stock-based compensation	—	—	14,081	—	—	14,081
Repurchases of common stock	(1,109)	(2)	—	—	(85,940)	(85,942)
Balance at September 30, 2022	108,498	$108	$1,279,576	$(71,759)	$282,992	$1,490,917

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2020	113,128	$113	$1,179,972	$(4,732)	$29,936	$1,205,289
Net income	—	—	—	—	110,598	110,598
Other comprehensive income (loss)	—	—	—	(8,797)	—	(8,797)
Dividends declared ($0.38 per share)	—	—	—	—	(43,300)	(43,300)
Net issuances of restricted stock	602	1	(1)	—	—	—
Stock-based compensation	—	—	14,182	—	—	14,182
Repurchases of common stock	(1,048)	(1)	—	—	(80,272)	(80,273)
Balance at March 31, 2021	112,682	$113	$1,194,153	$(13,529)	$16,962	$1,197,699

Net income	—	—	—	—	149,213	149,213
Other comprehensive income (loss)	—	—	—	4,437	—	4,437
Dividends declared ($0.38 per share)	—	—	—	—	(42,720)	(42,720)
Net issuances of restricted stock	5	—	—	—	—	—
Stock-based compensation	—	—	13,903	—	—	13,903
Repurchases of common stock	(717)	(1)	—	—	(63,281)	(63,282)
Balance at June 30, 2021	111,970	$112	$1,208,056	$(9,092)	$60,174	$1,259,250

Net income	—	—	—	—	170,871	170,871
Other comprehensive income (loss)	—	—	—	(10,008)	—	(10,008)
Dividends declared ($0.38 per share)	—	—	—	—	(42,463)	(42,463)
Net issuances of restricted stock	1	—	—	—	—	—
Stock-based compensation	—	—	14,061	—	—	14,061
Repurchases of common stock	(742)	(1)	—	—	(75,667)	(75,668)
Balance at September 30, 2021	111,229	$111	$1,222,117	$(19,100)	$112,915	$1,316,043

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$510,266	$430,682
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	5,883	7,262
Depreciation	34,769	40,536
Amortization of cloud computing implementation costs	21,203	20,776
Amortization of intangible assets	1,250	1,724
Realized and unrealized (gains) losses from investments held in employee deferred compensation trusts	114,534	(30,625)
Stock-based compensation	43,674	42,146
Deferred income taxes	2,954	(32,777)
Changes in operating assets and liabilities:
Accounts receivable	(158,254)	(308,823)
Capitalized cloud computing implementation costs	(29,697)	(23,735)
Accounts payable and accrued expenses	(18,081)	32,140
Accrued payroll and benefit costs	33,486	166,239
Employee deferred compensation plan obligations	(100,255)	56,929
Income taxes payable	8,950	41,435
Other assets and liabilities, net	10,794	14,356
Net cash flows provided by operating activities	481,476	458,265

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(48,637)	(24,797)
Investments in employee deferred compensation trusts	(52,203)	(55,940)
Proceeds from employee deferred compensation trust redemptions	28,640	30,939
Net cash flows used in investing activities	(72,200)	(49,798)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	—	(177)
Repurchases of common stock	(257,848)	(212,088)
Dividends paid	(142,596)	(128,337)
Net cash flows used in financing activities	(400,444)	(340,602)
Effect of exchange rate fluctuations	(34,485)	(8,572)
Change in cash and cash equivalents	(25,653)	59,293
Cash and cash equivalents at beginning of period	619,001	574,426
Cash and cash equivalents at end of period	$593,348	$633,719

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Repurchases of common stock awaiting settlement	$—	$10,239
Fund exchanges within employee deferred compensation trusts	$82,410	$81,955

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2022

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
The Company completed a multiyear process to unify its family of Robert Half endorsed divisional brands to a single brand, Robert Half. This simplifies the Company’s go-to-market brand structure for clients and candidates, provides leverage for greater brand awareness, and allows future flexibility to expand the Company’s existing functional specializations. In connection with this process, the Company’s current financial statement disclosures reflect new names for its reportable segments, including contract talent solutions (formerly temporary and consultant staffing), permanent placement talent solutions (formerly permanent placement staffing) and Protiviti (formerly risk consulting and internal audit services). What was previously referred to as staffing operations is now referred to as talent solutions.
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
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of September 30, 2022, such estimates include allowances for credit losses, variable consideration, workers’ compensation losses, accrued medical expenses, income and other taxes, assumptions used in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions. Actual results and outcomes may differ from management’s estimates and assumptions.
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
September 30, 2022
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
Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs were $13.5 million and $42.2 million for the three and nine months ended September 30, 2022, respectively, and $13.9 million and $34.1 million for the three and nine months ended September 30, 2021, respectively.
(Income) Loss from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s deferred compensation obligation to employees changes and adjustments are recorded in selling, general and administrative expenses or, in the case of Protiviti, costs of services. The value of the related investment trust assets also changes by an equal and offsetting amount, leaving no net cost to the Company. The Company’s (income) loss from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments and is presented separately on the unaudited Condensed Consolidated Statements of Operations.
The following table presents the Company’s (income) loss from investments held in employee deferred compensation trusts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Dividend income	$(966)	$(4,565)	$(3,576)	$(7,414)
Realized and unrealized (gains) losses	16,301	6,324	114,534	(30,625)
(Income) loss from investments held in employee deferred compensation trusts	$15,335	$1,759	$110,958	$(38,039)
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
September 30, 2022
The following table sets forth the composition of the underlying assets which comprise the Company’s deferred compensation trust assets (in thousands):

		Fair Value Measurements Using
	Balance at September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$78,932	$78,932	—	—
Mutual funds - bond	28,043	28,043	—	—
Mutual funds - stock	224,076	224,076	—	—
Mutual funds - blend	72,968	72,968	—	—
	$404,019	$404,019	—	—

		Fair Value Measurements Using
	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$66,700	$66,700	—	—
Mutual funds - bond	30,750	30,750	—	—
Mutual funds - stock	303,277	303,277	—	—
Mutual funds - blend	94,264	94,264	—	—
	$494,991	$494,991	—	—

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
The following table sets forth the activity in the allowance for credit losses from December 31, 2021 through September 30, 2022 (in thousands):

Allowance for Credit Losses
Balance as of December 31, 2021	$21,530
Charges to expense	5,883
Deductions	(3,442)
Other, including foreign currency translation adjustments	(1,655)
Balance as of September 30, 2022	$22,316

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2022
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
September 30, 2022
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
The following table presents the Company’s service revenues disaggregated by functional specialization and segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contract talent solutions
Finance and accounting	$805,229	$732,365	$2,417,829	$1,996,692
Administrative and customer support	250,531	279,370	809,578	763,035
Technology	216,735	215,500	648,252	581,905
Elimination of intersegment revenues (a)	(132,745)	(172,534)	(414,493)	(419,375)
Total contract talent solutions	1,139,750	1,054,701	3,461,166	2,922,257
Permanent placement talent solutions	182,329	156,444	569,207	411,788
Protiviti	511,376	501,421	1,480,743	1,357,482
Total service revenues	$1,833,455	$1,712,566	$5,511,116	$4,691,527
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

Contracts with multiple performance obligations are recognized as performance obligations are delivered, and contract value is allocated based on relative standalone selling values of the services and products in the arrangement. As of September 30, 2022, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $164.8 million. Of this amount, $150.1 million is expected to be recognized within the next twelve months. As of September 30, 2021, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $135.4 million.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2022
Contract liabilities are recorded when cash payments are received or due in advance of performance and are reflected in accounts payable and accrued expenses on the unaudited Condensed Consolidated Statements of Financial Position. The following table sets forth the activity in contract liabilities from December 31, 2021 through September 30, 2022 (in thousands):

Contract Liabilities
Balance as of December 31, 2021	$25,601
Payments in advance of satisfaction of performance obligations	49,239
Revenue recognized	(56,590)
Other, including translation adjustments	(2,103)
Balance as of September 30, 2022	$16,147

Note D—Other Current Assets
Other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid expenses	$60,429	$69,526
Unamortized cloud computing implementation costs	53,152	44,692
Other	37,597	55,646
Other current assets	$151,178	$169,864

Note E—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Computer hardware	$157,036	$157,408
Computer software	216,039	246,013
Furniture and equipment	94,882	93,144
Leasehold improvements	163,589	165,153
Property and equipment, cost	631,546	661,718
Accumulated depreciation	(525,260)	(568,315)
Property and equipment, net	$106,286	$93,403

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2022
Note F—Leases
The Company has operating leases for corporate and field offices, and certain equipment. The Company’s leases have remaining lease terms of less than 1 year to 8 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year. Operating lease expenses were $22.0 million and $67.1 million for the three and nine months ended September 30, 2022, respectively, and $21.6 million and $64.8 million for the three and nine months ended September 30, 2021, respectively.
Supplemental cash flow information related to leases consisted of the following (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for operating lease liabilities	$69,696	$68,509
Right-of-use assets obtained in exchange for new operating lease liabilities	$41,916	$32,888
Supplemental balance sheet information related to leases consisted of the following:

	September 30, 2022	December 31, 2021
Weighted average remaining lease term for operating leases	3.5 years	3.9 years
Weighted average discount rate for operating leases	2.3%	2.3%
Future minimum lease payments under non-cancellable leases as of September 30, 2022, were as follows (in thousands):

2022 (excluding the nine months ended September 30, 2022)	$23,095
2023	80,684
2024	60,924
2025	37,370
2026	24,008
Thereafter	15,481
Less: Imputed interest	(9,552)
Present value of operating lease liabilities (a)	$232,010
(a) Includes the current portion of $81.1 million for operating leases.
As of September 30, 2022, the Company had additional future minimum lease obligations totaling $5.7 million under executed operating lease contracts that had not yet commenced. These operating leases include agreements for corporate and field office facilities with lease terms of 1 to 6 years.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2022
Note G—Goodwill
The following table sets forth the activity in goodwill from December 31, 2021 through September 30, 2022 (in thousands):

	Goodwill
	Contract talent solutions	Permanent placement talent solutions	Protiviti	Total
Balance as of December 31, 2021	$134,584	$26,189	$62,082	$222,855
Foreign currency translation adjustments	(821)	(160)	(448)	(1,429)
Balance as of September 30, 2022	$133,763	$26,029	$61,634	$221,426
Note H—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Payroll and benefits	$470,556	$449,246
Payroll taxes	64,833	74,117
Workers’ compensation	18,217	16,820
Accrued payroll and benefit costs	$553,606	$540,183
The Company, under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, deferred paying $51.1 million of applicable payroll taxes as of both September 30, 2022 and December 31, 2021, which is expected to be paid during the next 12 months and is included in payroll taxes.
Note I—Employee Deferred Compensation Plan Obligations
The Company provides various qualified defined contribution 401(k) plans covering eligible employees. The plans offer a savings feature with the Company matching employee contributions. Assets of this plan are held by an independent trustee for the sole benefit of participating employees. Nonqualified plans are provided for employees on a discretionary basis, including those not eligible for the qualified plans. These plans include provisions for salary deferrals and discretionary contributions. The asset value of the nonqualified plans was $404.0 million and $495.0 million as of September 30, 2022 and December 31, 2021, respectively. The Company holds these assets to satisfy the Company’s liabilities under its deferred compensation plans.
The liability value for the nonqualified plans was $435.0 million and $535.3 million as of September 30, 2022 and December 31, 2021, respectively.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2022
The following table presents the Company’s compensation expense related to its qualified defined contribution plans and nonqualified plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contribution expense	$10,326	$11,467	$35,321	$34,939
Increase (decrease) in employee deferred compensation expense related to changes in the fair value of trust assets	(15,335)	(1,759)	(110,958)	38,039
	$(5,009)	$9,708	$(75,637)	$72,978
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

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2022
In May 2021, the Company entered into an amendment to extend the maturity of its $100.0 million unsecured revolving credit facility (the “Credit Agreement”) to May 2024. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the London Interbank Offered Rate or an alternative base rate, plus an applicable margin. The Credit Agreement is subject to certain financial covenants and the Company was in compliance with these covenants as of September 30, 2022. There were no borrowings under the Credit Agreement as of September 30, 2022, or December 31, 2021.
Note K—Stockholders’ Equity
Stock Repurchase Program. As of September 30, 2022, the Company is authorized to repurchase, from time to time, up to 4.7 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the nine months ended September 30, 2022 and 2021, are reflected in the following table (in thousands):

	Nine Months Ended September 30,
	2022	2021
Common stock repurchased (in shares)	2,493	2,254
Common stock repurchased	$219,341	$199,569
Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. The number and the cost of employee stock plan repurchases made during the nine months ended September 30, 2022 and 2021, are reflected in the following table (in thousands):

	Nine Months Ended September 30,
	2022	2021
Repurchases related to employee stock plans (in shares)	297	253
Repurchases related to employee stock plans	$32,914	$19,654
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for the nine months ended September 30, 2022 and 2021, (consisting of purchase of shares for the treasury) is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.
Repurchases of shares and issuances of dividends are applied first to the extent of retained earnings and any remaining amounts are applied to additional paid-in capital.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2022
Note L—Net Income Per Share
The calculation of net income per share for the three and nine months ended September 30, 2022 and 2021, is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$166,206	$170,871	$510,266	$430,682
Basic:
Weighted average shares	107,855	110,176	108,630	110,816
Diluted:
Weighted average shares	107,855	110,176	108,630	110,816
Dilutive effect of potential common shares	763	1,314	1,000	1,138
Diluted weighted average shares	108,618	111,490	109,630	111,954
Net income per share:
Basic	$1.54	$1.55	$4.70	$3.89
Diluted	$1.53	$1.53	$4.65	$3.85

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

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2022
The following table provides a reconciliation of service revenues and segment income by reportable segment to consolidated results for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service revenues
Contract talent solutions	$1,139,750	$1,054,701	$3,461,166	$2,922,257
Permanent placement talent solutions	182,329	156,444	569,207	411,788
Protiviti	511,376	501,421	1,480,743	1,357,482
	$1,833,455	$1,712,566	$5,511,116	$4,691,527
Segment income
Contract talent solutions	$120,048	$110,010	$386,861	$279,697
Permanent placement talent solutions	32,178	31,030	106,257	79,264
Protiviti	71,469	86,952	198,759	224,256
Combined segment income	223,695	227,992	691,877	583,217
Amortization of intangible assets	417	572	1,250	1,724
Interest income, net	(2,346)	(238)	(3,230)	(145)
Income before income taxes	$225,624	$227,658	$693,857	$581,638

Service revenues presented above are shown net of eliminations of intersegment revenues. Intersegment revenues between the contract talent solutions segment and Protiviti segment were $132.7 million and $414.5 million for the three and nine months ended September 30, 2022, respectively, and $172.5 million and $419.4 million nine months ended September 30, 2021, respectively.
Revenue and direct costs related to the intersegment activity are reflected in the Protiviti segment, including the costs of candidate payroll, fringe benefits and incremental recruiter compensation.

Note N—Subsequent Events
On October 27, 2022, the Company announced the following:

Quarterly dividend per share	$0.43
Declaration date	October 27, 2022
Record date	November 25, 2022
Payment date	December 15, 2022

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
The Company reported another quarter of year-over-year growth, over and above very strong growth reported in the prior year. Global labor demand remains high, notwithstanding the increasingly uncertain economic outlook, although the sales cycle has lengthened. Reported results were once again unfavorably impacted by currency exchange rates as the U.S. dollar strengthened against the Euro and British pound. During the first three quarters of 2022, service revenues were $5.51 billion, an increase of 17.5% from the prior year. Net income increased 18.5% to $510 million and diluted net income per share increased 20.8% to $4.65.

The Company’s talent solutions led the way, with permanent placement and contract talent solutions achieving year-over-year revenue growth of 38.2% and 18.4%, respectively. Protiviti also performed well, growing year-over-year revenues by 9.1%, and reached new all-time highs.
Remote and hybrid working models are expected to remain. This structural shift in how companies source talent plays to the Company’s numerous strengths, including its global brand, office network, candidate database and AI-driven technologies.
Demand for the Company’s contract talent solutions, permanent placement talent solutions, and consulting talent is largely dependent upon general economic and labor trends both domestically and abroad. The U.S. economic backdrop and labor trends for the first three quarters of 2022 remained conducive to growth for the Company as the unemployment rate decreased from 3.9% in December 2021 to 3.5% at the end of the third quarter of 2022. In the U.S., job openings and quit rates remain elevated although modestly below all-time highs. Significant demand due to talent shortages persists across professional disciplines in the U.S., although general economic uncertainty is causing a lengthening of sales cycles as clients take more time to fill roles.
The Company monitors various economic indicators and business trends in all of the countries in which it operates to anticipate demand for the Company’s services. These trends are evaluated to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends and productivity metrics. Visibility into future revenues is limited not only due to the dependence on macroeconomic conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, the Company’s headcount and other investments are typically assessed on at least a quarterly basis. During the first three quarters of 2022, the Company increased headcount across all segments when compared to prior year-end levels.
Critical Accounting Policies and Estimates
The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to the Company’s critical accounting policies or estimates for the nine months ended September 30, 2022.
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

Non-GAAP Financial Measures
The financial results of the Company are prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”) and the rules of the SEC. To help readers understand the Company’s financial performance, the Company supplements its GAAP financial results with the following non-GAAP measures: as adjusted revenue growth rates; adjusted gross margin; adjusted selling, general and administrative expenses; segment income and combined segment income.
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
The following measures: adjusted gross margin; adjusted selling, general and administrative expenses; and segment income include gains and losses on investments held to fund the Company’s obligations under employee deferred compensation plans. The Company provides these measures because they are used by management to review its operational results.
Combined segment income is income before income taxes, adjusted for interest income and amortization of intangible assets. The Company provides combined segment income because it is how management evaluates segment performance.
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
Three Months Ended September 30, 2022 and 2021
Service Revenues. The Company’s revenues were $1.83 billion for the three months ended September 30, 2022, increasing by 7.1% compared to $1.71 billion for the three months ended September 30, 2021. Revenues from U.S. operations increased 10.0% to $1.47 billion (79.9% of total revenue) for the three months ended September 30, 2022, compared to $1.33 billion (77.8% of total revenue) for the three months ended September 30, 2021. Revenues from international operations decreased 3.3% to $368 million (20.1% of total revenue) for the three months ended September 30, 2022, compared to $381 million (22.2% of total revenue) for the three months ended September 30, 2021. Contributing factors for each reportable segment are discussed below in further detail.
Contract talent solutions revenues were $1.14 billion for the three months ended September 30, 2022, increasing by 8.1% compared to revenues of $1.05 billion for the three months ended September 30, 2021. Key drivers of contract talent solutions revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. The increase in contract talent solutions revenues for the three months ended September 30, 2022, was primarily due to 10.3% increase in average bill rates, offset by a 2.2% decrease in the number of hours worked by the Company's engagement professionals. On an as adjusted basis, contract talent solutions revenues increased 10.7% for the third quarter of 2022, compared to the third quarter of 2021. In the U.S., revenues in the third quarter of 2022 increased 11.3% on both an as reported basis and on an as adjusted basis, compared to the third quarter of 2021. For the Company’s international operations, revenues for the third quarter of 2022 decreased 3.2% on an as reported basis, and increased 8.7% on an as adjusted basis compared to the third quarter of 2021.
Permanent placement talent solutions revenues were $182 million for the three months ended September 30, 2022, increasing by 16.5% compared to revenues of $156 million for the three months ended September 30, 2021. Key drivers of permanent placement talent solutions revenues consist of the number of candidate placements and average fees earned per placement. The increase in permanent placement staffing revenues for the three months ended September 30, 2022, was primarily due to a 9.2% increase in the number of placements and a 7.3% increase in average fees earned per placement. On an as adjusted basis, permanent placement talent solutions revenues increased 20.3% for the third quarter of 2022, compared to the third quarter of 2021. In the U.S., revenues for the third quarter of 2022 increased 22.4% on both an as reported basis and on an as adjusted basis, compared to the third quarter of 2021. For the Company’s international operations, revenues for the third quarter of 2022 increased 2.9% on an as reported basis and 15.4% on an as adjusted basis, compared to the third quarter of 2021. Historically, demand for permanent placement talent solutions is even more sensitive to economic and labor market conditions than demand for contract talent solutions and this is expected to continue.
Protiviti revenues were $511 million for the three months ended September 30, 2022, increasing by 2.0% compared to revenues of $501 million for the three months ended September 30, 2021. Key drivers of Protiviti revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. The increase in Protiviti revenues for the three months ended September 30, 2022, was primarily due to a 22.6% increase in average hourly bill rates, partially offset by a 20.6% decrease in billable hours. The increase in hourly bill rates and decrease in billable hours for the three months ended September 30, 2022, was primarily due to an increase in the mix of full-time Protiviti consultants relative to contractors. On an as adjusted basis, Protiviti revenues increased 4.8% for the third quarter of 2022, compared to the third quarter of 2021. In the U.S., revenues in the third quarter of 2022 increased 4.1% on both an as reported basis and on an as adjusted basis, compared to the third quarter of 2021. For the Company’s international operations, revenues for the third quarter of 2022 decreased 6.3% on an as reported basis and increased 7.3% on an as adjusted basis, compared to the third quarter of 2021.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended September 30, 2022, is presented in the following table:

	Global	United States	International
Contract talent solutions
As Reported	8.1%	11.3%	-3.2%
Billing Days Impact	0.1%	0.0%	0.5%
Currency Impact	2.5%	―	11.4%
As Adjusted	10.7%	11.3%	8.7%
Permanent placement talent solutions
As Reported	16.5%	22.4%	2.9%
Billing Days Impact	0.2%	0.0%	0.6%
Currency Impact	3.6%	―	11.9%
As Adjusted	20.3%	22.4%	15.4%
Protiviti
As Reported	2.0%	4.1%	-6.3%
Billing Days Impact	0.2%	0.0%	0.5%
Currency Impact	2.6%	―	13.1%
As Adjusted	4.8%	4.1%	7.3%
Gross Margin.    The Company’s gross margin dollars were $788 million for the three months ended September 30, 2022, up 8.6% from $725 million for the three months ended September 30, 2021. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars for contract talent solutions represent revenues less costs of services, which consist of payroll, payroll taxes and benefit costs for engagement professionals, and reimbursable expenses. The key drivers of gross margin are: i) pay-bill spreads, which represent the differential between wages paid to engagement professionals and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs; and iii) conversion revenues, which are earned when a contract talent solutions position converts to a permanent position with the Company’s client. Gross margin dollars for contract talent solutions were $450 million for the three months ended September 30, 2022, up 6.7% from $421 million for the three months ended September 30, 2021. As a percentage of revenues, gross margin dollars for contract talent solutions were 39.4% in the third quarter of 2022, down from 40.0% in the third quarter of 2021. This year-over-year decrease in gross margin percentage was primarily attributable to higher fringe costs.
Gross margin dollars for permanent placement talent solutions represent revenues less reimbursable expenses. Gross margin dollars for permanent placement talent solutions were $182 million for the three months ended September 30, 2022, up 16.6% from $156 million for the three months ended September 30, 2021. Because reimbursable expenses for permanent placement talent solutions are de minimis, the increase in gross margin dollars is substantially explained by the increase in revenues previously discussed.
Gross margin dollars for Protiviti represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of Protiviti’s gross margin are: i) the relative composition and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for Protiviti’s staff. Gross margin dollars for Protiviti were $156 million for the three months ended September 30, 2022, up 5.6% from $148 million for the three months ended September 30, 2021. As a percentage of revenues, reported gross margin dollars for Protiviti were 30.5% in the third quarter of 2022, up from 29.5% in the third quarter of 2021. As a percentage of revenues, adjusted gross margin dollars for Protiviti were 30.0% in the third quarter of 2022, up from 29.4% in the third quarter of 2021. The year-over-year increase in adjusted gross margin percentage was due to the relative composition of and number of professional staff and their respective pay and bill rates.
The Company's gross margin by reporting segment is summarized as follows (in thousands):

	Three Months Ended September 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2022	2021	2022	2021	2022	2021	2022	2021
Gross Margin
Contract talent solutions	$449,579	$421,419	$449,579	$421,419	39.4%	40.0%	39.4%	40.0%
Permanent placement talent solutions	182,034	156,170	182,034	156,170	99.8%	99.8%	99.8%	99.8%
Protiviti	155,996	147,738	153,296	147,461	30.5%	29.5%	30.0%	29.4%
Total	$787,609	$725,327	$784,909	$725,050	43.0%	42.4%	42.8%	42.3%
The following tables provide reconciliations of the non-GAAP adjusted gross margin to reported gross margin for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30, 2022
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$449,579	39.4%	$182,034	99.8%	$155,996	30.5%	$787,609	43.0%
Adjustments (1)	—	—	—	—	(2,700)	(0.5%)	(2,700)	(0.2%)
As Adjusted	$449,579	39.4%	$182,034	99.8%	$153,296	30.0%	$784,909	42.8%

	Three Months Ended September 30, 2021
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$421,419	40.0%	$156,170	99.8%	$147,738	29.5%	$725,327	42.4%
Adjustments (1)	—	—	—	—	(277)	(0.1%)	(277)	(0.1%)
As Adjusted	$421,419	40.0%	$156,170	99.8%	$147,461	29.4%	$725,050	42.3%
(1)Changes in the Company’s deferred compensation obligations are included in selling, general and administrative expenses or, in the case of Protiviti, costs of services, while the related investment (income) loss is presented separately. The non-GAAP financial adjustments shown in the table above are to reclassify investment income from investments held in employee deferred compensation trusts to the same line item that includes the corresponding change in obligation. These adjustments have no impact to income before income taxes.

Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation, and occupancy costs. The Company’s selling, general and administrative expenses were $549 million for the three months ended September 30, 2022, up 10.7% from $496 million for the three months ended September 30, 2021. As a percentage of revenues, reported selling, general and administrative expenses were 29.9% in the third quarter of 2022, up from 28.9% in the third quarter of 2021. As a percentage of revenues, adjusted selling, general and administrative expenses were 30.6% in the third quarter of 2022, up from 29.0% in the third quarter of 2021. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for contract talent solutions were $319 million for the three months ended September 30, 2022, increasing by 2.7% from $310 million for the three months ended September 30, 2021. As a percentage of revenues, reported selling, general and administrative expenses for contract talent solutions were 27.9% in the third quarter of 2022, down from 29.4% in the third quarter of 2021. As a percentage of revenues, adjusted selling, general and administrative expenses for contract talent solutions were 28.9% in the third quarter of 2022, down from 29.5% in the third quarter of 2021, due primarily to positive leverage from an increase in revenues.
Selling, general and administrative expenses for permanent placement talent solutions were $148 million for the three months ended September 30, 2022, increasing by 18.7% from $125 million for the three months ended September 30, 2021. As a percentage of revenues, reported selling, general and administrative expenses for permanent placement talent solutions were 81.3% in the third quarter of 2022, up from 79.9% in the third quarter of 2021. As a percentage of revenues, adjusted selling, general and administrative expenses for permanent placement was 82.2% in the third quarter of 2022, up from 80.0% in the third quarter of 2021, due primarily to higher staff compensation costs.
Selling, general and administrative expenses for the Company’s Protiviti division were $82 million for the three months ended September 30, 2022, increasing by 35.2% from $61 million for the three months ended September 30, 2021. As a percentage of revenues, selling, general and administrative expenses for Protiviti services were 16.0% in the third quarter of 2022, up from 12.1% in the third quarter of 2021, due primarily to operating expenditures returning to more normal levels.
The Company's selling, general and administrative expenses by reportable segment are summarized as follows: (in thousands):

	Three Months Ended September 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2022	2021	2022	2021	2022	2021	2022	2021
Selling, General and Administrative Expenses
Contract talent solutions	$318,462	$310,112	$329,531	$311,409	27.9%	29.4%	28.9%	29.5%
Permanent placement talent solutions	148,290	124,955	149,856	125,140	81.3%	79.9%	82.2%	80.0%
Protiviti	81,827	60,509	81,827	60,509	16.0%	12.1%	16.0%	12.1%
Total	$548,579	$495,576	$561,214	$497,058	29.9%	28.9%	30.6%	29.0%
The following tables provide reconciliations of the non-GAAP selling, general and administrative expenses to reported selling, general and administrative expenses for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30, 2022
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$318,462	27.9%	$148,290	81.3%	$81,827	16.0%	$548,579	29.9%
Adjustments (1)	11,069	1.0%	1,566	0.9%	—	—	12,635	0.7%
As Adjusted	$329,531	28.9%	$149,856	82.2%	$81,827	16.0%	$561,214	30.6%

	Three Months Ended September 30, 2021
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$310,112	29.4%	$124,955	79.9%	$60,509	12.1%	$495,576	28.9%
Adjustments (1)	1,297	0.1%	185	0.1%	—	—	1,482	0.1%
As Adjusted	$311,409	29.5%	$125,140	80.0%	$60,509	12.1%	$497,058	29.0%
(1)Changes in the Company’s deferred compensation obligations are included in selling, general and administrative expenses or, in the case of Protiviti, costs of services, while the related investment (income) loss is presented separately. The non-GAAP financial adjustments shown in the table above are to reclassify investment income from investments held in employee deferred compensation trusts to the same line item that includes the corresponding change in obligation. These adjustments have no impact to income before income taxes.
(Income) Loss from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation obligation to employees changes and adjustments are recorded in selling, general and administrative expenses, or in the case of Protiviti, costs of services. The value of the related investment trust assets also changes by the equal and offsetting amount, leaving no net costs to the Company. The Company’s (income) loss from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments and is presented separately on the unaudited Condensed Consolidated Statements of Operations. The Company’s loss from investments held in employee deferred compensation trusts was a loss of $15 million and $2 million for the three months ended September 30, 2022 and 2021, respectively. The increased loss from trust investments was due to negative market returns in the third quarter of 2022.
Income Before Income Taxes and Segment Income. The Company’s total income before income taxes was $226 million, or 12.3% of revenues, for the three months ended September 30, 2022, down from $228 million or 13.3% of revenues, for the three months ended September 30, 2021. Combined segment income was $224 million, or 12.2% of revenues, for the three months ended September 30, 2022, down from $228 million, or 13.3% of revenues, for the three months ended September 30, 2021.
The following table provides a reconciliation of the non-GAAP combined segment income to reported income before income taxes for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	% of Revenue	2021	% of Revenue
Income before income taxes	$225,624	12.3%	$227,658	13.3%
Interest income, net	(2,346)	(0.1%)	(238)	0.0%
Amortization of intangible assets	417	0.0%	572	0.0%
Combined segment income	$223,695	12.2%	$227,992	13.3%
Contract talent solutions segment income was $120 million, or 10.5% of applicable revenues, for the three months ended September 30, 2022, up from $110 million, or 10.4% of applicable revenues, for the three months ended September 30, 2021. Permanent placement talent solutions segment income was $32 million, or 17.6% of applicable revenues, for the three months ended September 30, 2022, up from $31 million, or 19.8% of applicable revenues, for the three months ended September 30, 2021. Protiviti segment income was $72 million, or 14.0% of applicable revenues, for the three months ended September 30, 2022, down from $87 million, or 17.3% of applicable revenues, for the three months ended September 30, 2021.
Provision for income taxes. The provision for income taxes was 26.3% and 24.9% for the three months ended September 30, 2022 and 2021, respectively.

Nine Months Ended September 30, 2022 and 2021
Service Revenues. The Company’s revenues were $5.51 billion for the nine months ended September 30, 2022, increasing by 17.5% compared to $4.69 billion for the nine months ended September 30, 2021. Revenues from U.S. operations increased 19.9% to $4.35 billion (78.9% of total revenue) for the nine months ended September 30, 2022, compared to $3.63 billion (77.3% of total revenue) for the nine months ended September 30, 2021. Revenues from international operations increased 9.3% to $1.16 billion (21.1% of total revenue) for the nine months ended September 30, 2022, compared to $1.06 billion (22.7% of total revenue) for the nine months ended September 30, 2021. Contributing factors for each reportable segment are discussed below in further detail.
Contract talent solutions revenues were $3.46 billion for the nine months ended September 30, 2022, increasing by 18.4% compared to revenues of $2.92 billion for the nine months ended September 30, 2021. Key drivers of contract talent solutions revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. The increase in contract talent solutions revenues for the nine months ended September 30, 2022, was primarily due to 9.3% increase in average bill rates, and an 8.0% increase in the number of hours worked by the Company's engagement professionals. On an as adjusted basis, contract talent solutions revenues in the first three quarters of 2022 increased 20.4% compared to the first three quarters of 2021. In the U.S., revenues in the first three quarters of 2022 increased 21.8% on both an as reported basis and an as adjusted basis, compared to the first three quarters of 2021. For the Company’s international operations, revenues for the first three quarters of 2022 increased 7.0% on an as reported basis and increased 16.0% on an as adjusted basis, compared to the first three quarters of 2021.
Permanent placement talent solutions revenues were $569 million for the nine months ended September 30, 2022, increasing by 38.2% compared to revenues of $412 million for the nine months ended September 30, 2021. Key drivers of permanent placement talent solutions revenues consist of the number of candidate placements and average fees earned per placement. The increase in permanent placement staffing revenues for the nine months ended September 30, 2022, was primarily due to a 28.9% increase in the number of placements and a 9.3% increase in average fees earned per placement. On an as adjusted basis, permanent placement talent solutions revenues increased 41.3% for the first three quarters of 2022, compared to the first three quarters of 2021. In the U.S., revenues for the first three quarters of 2022 increased 44.8% on both an as reported basis and an as adjusted basis, compared to the first three quarters of 2021. For the Company’s international operations, revenues for the first three quarters of 2022 increased 23.6% on an as reported basis, and increased 33.5% on an as adjusted basis, compared to the first three quarters of 2021. Historically, demand for permanent placement talent solutions is even more sensitive to economic and labor market conditions than demand for contract talent solutions and this is expected to continue.
Protiviti revenues were $1.48 billion for the nine months ended September 30, 2022, increasing by 9.1% compared to revenues of $1.36 billion for the nine months ended September 30, 2021. Key drivers of Protiviti revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. The increase in Protiviti revenues for the nine months ended September 30, 2022, was primarily due to a 17.3% increase in average hourly bill rates, partially offset by a 8.3% decrease in billable hours. The increase in hourly bill rates and decrease in billable hours for the nine months ended September 30, 2022, was primarily due to an increase in the mix of full-time Protiviti consultants relative to contractors. On an as adjusted basis, Protiviti revenues increased 11.3% for the first three quarters of 2022, compared to the first three quarters of 2021. In the U.S., revenues in the first three quarters of 2022 increased 9.3% on both an as reported basis and an as adjusted basis, compared to the first three quarters of 2021. For the Company’s international operations, revenues in the first three quarters of 2022 increased 8.3% on an as reported basis, and increased 19.2% on an as adjusted basis, compared to the first three quarters of 2021.

A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the nine months ended September 30, 2022, is presented in the following table:

	Global	United States	International
Contract talent solutions
As Reported	18.4%	21.8%	7.0%
Billing Days Impact	0.1%	0.0%	0.1%
Currency Impact	1.9%	―	8.9%
As Adjusted	20.4%	21.8%	16.0%
Permanent placement talent solutions
As Reported	38.2%	44.8%	23.6%
Billing Days Impact	0.1%	0.0%	0.1%
Currency Impact	3.0%	―	9.8%
As Adjusted	41.3%	44.8%	33.5%
Protiviti
As Reported	9.1%	9.3%	8.3%
Billing Days Impact	0.0%	0.0%	0.2%
Currency Impact	2.2%	―	10.7%
As Adjusted	11.3%	9.3%	19.2%
Gross Margin.    The Company’s gross margin dollars were $2.38 billion for the nine months ended September 30, 2022, up 21.7% from $1.95 billion for the nine months ended September 30, 2021. Contributing factors for each reportable segment are discussed below in further detail.
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
Gross margin dollars for contract talent solutions were $1.38 billion for the nine months ended September 30, 2022, up 19.2% from $1.15 billion for the nine months ended September 30, 2021. As a percentage of revenues, gross margin dollars for contract talent solutions were 39.8% in the first three quarters of 2022, up from 39.5% in the first three quarters of 2021. This year-over-year improvement in gross margin percentage was primarily due to higher conversion revenues.
Gross margin dollars for permanent placement talent solutions represent revenues less reimbursable expenses. Gross margin dollars for permanent placement talent solutions were $568 million for the nine months ended September 30, 2022, up 38.2% from $411 million for the nine months ended September 30, 2021 Because reimbursable expenses for permanent placement talent solutions are de minimis, the increase in gross margin dollars is substantially explained by the increase in revenues previously discussed.
Gross margin dollars for Protiviti represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of Protiviti's gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s Protiviti staff. Gross margin dollars for Protiviti were $431 million for the nine months ended September 30, 2022, up 11.4% from $386 million for the nine months ended September 30, 2021. As a percentage of revenues, reported gross margin dollars for Protiviti were 29.1% in the first three quarters of 2022, up from 28.5% in the first three quarters of 2021. As a percentage of revenues, adjusted gross margin dollars for Protiviti were 27.9% in the first three quarters of 2022, down from 28.9% in the first three quarters of 2021. The year-over-year decrease in adjusted gross margin percentage was primarily due to lower staff utilization rates.

The Company's gross margin by reportable segment are summarized as follows: (in thousands):

	Nine Months Ended September 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2022	2021	2022	2021	2022	2021	2022	2021
Gross Margin
Contract talent solutions	$1,376,293	$1,154,420	$1,376,293	$1,154,420	39.8%	39.5%	39.8%	39.5%
Permanent placement talent solutions	568,147	411,122	568,147	411,122	99.8%	99.8%	99.8%	99.8%
Protiviti	430,562	386,367	412,603	391,932	29.1%	28.5%	27.9%	28.9%
Total	$2,375,002	$1,951,909	$2,357,043	$1,957,474	43.1%	41.6%	42.8%	41.7%
The following tables provide reconciliations of the non-GAAP adjusted gross margin to reported gross margin for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30, 2022
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$1,376,293	39.8%	$568,147	99.8%	$430,562	29.1%	$2,375,002	43.1%
Adjustments (1)	—	—	—	—	(17,959)	(1.2%)	(17,959)	(0.3%)
As Adjusted	$1,376,293	39.8%	$568,147	99.8%	$412,603	27.9%	$2,357,043	42.8%

	Nine Months Ended September 30, 2021
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$1,154,420	39.5%	$411,122	99.8%	$386,367	28.5%	$1,951,909	41.6%
Adjustments (1)	—	—	—	—	5,565	0.4%	5,565	0.1%
As Adjusted	$1,154,420	39.5%	$411,122	99.8%	$391,932	28.9%	$1,957,474	41.7%
(1)Changes in the Company’s deferred compensation obligations are included in selling, general and administrative expenses or, in the case of Protiviti, costs of services, while the related investment (income) loss is presented separately. The non-GAAP financial adjustments shown in the table above are to reclassify investment income from investments held in employee deferred compensation trusts to the same line item that includes the corresponding change in obligation. These adjustments have no impact to income before income taxes.
Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation, and occupancy costs. The Company’s selling, general and administrative expenses were $1.57 billion for the nine months ended September 30, 2022, up 11.8% from $1.41 billion for the nine months ended September 30, 2021. As a percentage of revenues, reported selling, general and administrative expenses were 28.5% in the first three quarters of 2022, down from 30.0% in the first three quarters of 2021. As a percentage of revenues, adjusted selling, general and administrative expenses were 30.2% in the first three quarters of 2022, up from 29.3% in the first three quarters of 2021. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for contract talent solutions were $908 million for the nine months ended September 30, 2022, increasing by 0.5% from $904 million for the nine months ended September 30, 2021. As a percentage of revenues, reported selling, general and administrative expenses for contract talent solutions were 26.2% in the first three quarters of 2022, down from 30.9% in the first three quarters of 2021. As a percentage of revenues, adjusted selling, general and administrative expenses for contract talent solutions were 28.6% in the first three quarters of 2022, down from 29.9% in the first three quarters of 2021, due primarily to positive leverage from an increase in revenues.
Selling, general and administrative expenses for permanent placement talent solutions were $450 million for the nine months ended September 30, 2022, increasing by 34.3% from $335 million for the nine months ended September 30, 2021. As a percentage of revenues, reported selling, general and administrative expenses for permanent placement talent solutions were 79.1% in the first three quarters of 2022, down from 81.4% in the first three quarters of 2021. As a percentage of revenues, adjusted selling, general and administrative expenses for permanent placement talent solutions was 81.1% in the first three quarters of 2022, up from 80.6% in the first three quarters of 2021, due primarily to higher staff compensation costs.
Selling, general and administrative expenses for Protiviti were $214 million for the nine months ended September 30, 2022, increasing by 27.5% from $168 million for the nine months ended September 30, 2021. As a percentage of revenues, selling, general and administrative expenses for Protiviti were 14.4% in the first three quarters of 2022, up from 12.4% in the first three quarters of 2021, due primarily to operating expenditures returning to more normal levels.
The Company's selling, general and administrative expenses by reportable segment are summarized as follows: (in thousands):

	Nine Months Ended September 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2022	2021	2022	2021	2022	2021	2022	2021
Selling, General and Administrative Expenses
Contract talent solutions	$907,886	$903,739	$989,432	$874,723	26.2%	30.9%	28.6%	29.9%
Permanent placement talent solutions	450,437	335,316	461,890	331,858	79.1%	81.4%	81.1%	80.6%
Protiviti	213,844	167,676	213,844	167,676	14.4%	12.4%	14.4%	12.4%
Total	$1,572,167	$1,406,731	$1,665,166	$1,374,257	28.5%	30.0%	30.2%	29.3%
The following tables provide reconciliations of the non-GAAP selling, general and administrative expenses to reported selling, general and administrative expenses for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30, 2022
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$907,886	26.2%	$450,437	79.1%	$213,844	14.4%	$1,572,167	28.5%
Adjustments (1)	81,546	2.4%	11,453	2.0%	—	—	92,999	1.7%
As Adjusted	$989,432	28.6%	$461,890	81.1%	$213,844	14.4%	$1,665,166	30.2%

	Nine Months Ended September 30, 2021
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$903,739	30.9%	$335,316	81.4%	$167,676	12.4%	$1,406,731	30.0%
Adjustments (1)	(29,016)	(1.0%)	(3,458)	(0.8%)	—	—	(32,474)	(0.7%)
As Adjusted	$874,723	29.9%	$331,858	80.6%	$167,676	12.4%	$1,374,257	29.3%
(1)Changes in the Company’s deferred compensation obligations are included in selling, general and administrative expenses or, in the case of Protiviti, costs of services, while the related investment (income) loss is presented separately. The non-GAAP financial adjustments shown in the table above are to reclassify investment income from investments held in employee deferred compensation trusts to the same line item that includes the corresponding change in obligation. These adjustments have no impact to income before income taxes.

(Income) Loss from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation obligation to employees changes and adjustments are recorded in selling, general and administrative expenses, or in the case of Protiviti, costs of services. The value of the related investment trust assets also changes by the equal and offsetting amount, leaving no net costs to the Company. The Company’s (income) loss from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments and is presented separately on the unaudited Condensed Consolidated Statements of Operations. The Company’s (income) loss from investments held in employee deferred compensation trusts was a loss of $111 million for the nine months ended September 30, 2022, compared to income of $38 million for the nine months ended September 30, 2021. The loss from trust investments was due to negative market returns in 2022.
Income Before Income Taxes and Segment Income. The Company’s total income before income taxes was $694 million, or 12.6% of revenues, for the nine months ended September 30, 2022, up from $582 million or 12.4% of revenues, for the nine months ended September 30, 2021. Combined segment income was $692 million, or 12.6% of revenues, for the nine months ended September 30, 2022, up from $583 million, or 12.4% of revenues, for the nine months ended September 30, 2021.
The following table provides a reconciliation of the non-GAAP combined segment income to reported income before income taxes for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	% of Revenue	2021	% of Revenue
Income before income taxes	$693,857	12.6%	$581,638	12.4%
Interest income, net	(3,230)	0.0%	(145)	0.0%
Amortization of intangible assets	1,250	0.0%	1,724	0.0%
Combined segment income	$691,877	12.6%	$583,217	12.4%
Contract talent solutions segment income was $387 million, or 11.2% of applicable revenues for the nine months ended September 30, 2022, up from $280 million, or 9.6% of applicable revenues for the nine months ended September 30, 2021. Permanent placement talent solutions segment income was $106 million, or 18.7% of applicable revenues for the nine months ended September 30, 2022, up from $79 million, or 19.2% of applicable revenues, for the nine months ended September 30, 2021. Protiviti segment income was $199 million, or 13.4% of applicable revenues for the nine months ended September 30, 2022, down from $224 million, or 16.5% of applicable revenues, for the nine months ended September 30, 2021.
Provision for income taxes. The provision for income taxes was 26.5% and 26.0% for the nine months ended September 30, 2022 and 2021, respectively.
Liquidity and Capital Resources
The change in the Company’s liquidity during the nine months ended September 30, 2022 and 2021, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, investment in employee deferred compensation trusts, net of redemptions from employee deferred compensation trusts, repurchases of common stock, and payment of dividends.
Cash and cash equivalents were $593 million and $634 million at September 30, 2022 and 2021, respectively. Operating activities provided cash flows of $481 million during the nine months ended September 30, 2022, offset by $72 million and $400 million of net cash used in investing activities and financing activities, respectively. Operating activities provided cash flows of $458 million during the nine months ended September 30, 2021, offset by $50 million and $341 million of net cash used in investing activities and financing activities, respectively. Fluctuations in foreign currency exchange rates had the effect of decreasing reported cash and cash equivalents by $35 million during the nine months ended September 30, 2022, compared to a decrease of $8 million during the nine months ended September 30, 2021.
Operating activities—Net cash provided by operating activities for the nine months ended September 30, 2022, was composed of net income of $510 million adjusted upward for non-cash items of $224 million, offset by net cash used in changes in working capital of $253 million. Net cash provided by operating activities for the nine months ended September 30, 2021, was composed of net income of $431 million adjusted upward for non-cash items of $49 million, offset by net cash used in changes in working capital of $22 million.

Investing activities—Cash used in investing activities for the nine months ended September 30, 2022, was $72 million. This was composed of capital expenditures of $49 million and investments in employee deferred compensation trusts of $52 million, partially offset by proceeds from employee deferred compensation trusts redemptions of $29 million. Cash used in investing activities for the nine months ended September 30, 2021, was $50 million. This was composed of capital expenditures of $25 million and investments in employee deferred compensation trusts of $56 million, partially offset by proceeds from employee deferred compensation trusts redemptions of $31 million.
Capital expenditures, including $30 million for cloud computing arrangements, for the nine months ended September 30, 2022, totaled $78 million, approximately 80.3% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s sustainability and future growth opportunities. Capital expenditures for cloud computing arrangements are included in cash flows from operating activities on the Company’s Condensed Consolidated Statements of Cash Flows. Capital expenditures included amounts spent on tenant improvements and furniture and equipment in the Company’s leased offices. The Company currently expects that 2022 capital expenditures will range from $90 million to $100 million, of which $70 million to $80 million relates to software initiatives and technology infrastructure, including capitalized costs related to implementation of cloud computing arrangements.
Financing activities—Cash used in financing activities for the nine months ended September 30, 2022, was $400 million. This included repurchases of $258 million in common stock and $142 million in dividends paid to stockholders. Cash used in financing activities for the nine months ended September 30, 2021, was $341 million. This included repurchases of $212 million in common stock and $129 million in dividends paid to stockholders.
As of September 30, 2022, the Company is authorized to repurchase, from time to time, up to 4.7 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the nine months ended September 30, 2022 and 2021, the Company repurchased 2.5 million shares, at a cost of $219 million, and 2.3 million shares, at a cost of $200 million, on the open market, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the nine months ended September 30, 2022 and 2021, such repurchases totaled 0.3 million shares, at a cost of $33 million, and 0.3 million shares, at a cost of $20 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital at September 30, 2022, included $593 million in cash and cash equivalents and $1.10 billion in accounts receivable, both of which will be a significant source of ongoing liquidity and financial resilience. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
There is limited visibility into future cash flows as the Company’s revenues are dependent on macroeconomic conditions. The Company’s variable direct costs related to its contract talent solutions business will largely fluctuate in relation to its revenues.
In May 2021, the Company entered into an amendment to extend the maturity of its $100 million unsecured revolving credit facility (the “Credit Agreement”) to May 2024. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the LIBOR, or an alternative base rate, plus an applicable margin. The Credit Agreement is subject to certain financial covenants and the Company was in compliance with these covenants as of September 30, 2022. There were no borrowings under the Credit Agreement as of September 30, 2022, or December 31, 2021.
On October 27, 2022, the Company announced a quarterly dividend of $0.43 per share to be paid to all shareholders of record as of November 25, 2022. The dividend will be paid on December 15, 2022.
Material Cash Requirements from Contractual Obligations
Leases. As of September 30, 2022, the Company reported current and long-term operating lease liabilities of $81 million and $151 million, respectively. These balances consist of the minimum rental commitments for October 2022 and thereafter, discounted to reflect the Company’s cost of borrowing, under noncancellable lease contracts executed as of September 30, 2022.
The majority of these leases are for real estate. In the event the Company vacates a location prior to the end of the lease term, the Company may be obliged to continue making lease payments. For further information, see Note F— “Leases” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.

Purchase Obligations. Purchase obligations are discussed in more detail in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes to the Company’s contractual purchase obligations during the first nine months of 2022.
Employee Deferred Compensation Plan. As of September 30, 2022, the Company reported deferred compensation plan obligations of $435 million in its accompanying unaudited Condensed Consolidated Statements of Financial Position. The balances are due to employees based upon elections they make at the time of deferring their funds. The timing of these payments may change based upon factors including termination of the Company’s employment arrangement with a participant. Assets of these plans are held by an independent trustee for the sole benefit of participating employees and consist of money market funds and mutual funds. For further information, see Note I—“Employee Deferred Compensation Plan Obligations” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
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
For the nine months ended September 30, 2022, approximately 21.1% Company’s revenues were generated outside of the U.S.. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, Australian dollar and Brazilian real, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s non-U.S. markets, the Company’s reported results vary.
During the first nine months of 2022, the U.S. dollar fluctuated, and generally strengthened, against the primary currencies in which the Company conducts business, compared to one year ago. Currency exchange rates had the effect of decreasing reported service revenues by $101 million, or 2.1%, in the first three quarters of 2022 compared to the same period one year ago. The general strengthening of the U.S. dollar also affected the reported level of expenses incurred in the Company’s international operations. Because substantially all the Company’s international operations generated revenues and incurred expenses within the same country and currency, the effect of lower reported revenues is largely offset by the decrease in reported operating expenses. Reported net income was $5 million, or 1.1%, lower in the first three quarters of 2022 compared to the same period one year ago due to the effect of currency exchange rates. If currency exchange rates were to remain at September 30, 2022, levels throughout the remainder of 2022, the currency impact on the Company’s full-year reported revenues and operating expenses would be consistent with the first three quarters of 2022 results. Should current trends continue, the impact to reported net income would be immaterial.
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

ITEM 4. Controls and Procedures
Management, including the Company’s President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In accordance with this review, no material changes to controls and procedures were made in the quarter ended September 30, 2022.

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

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (b)
July 1, 2022 to July 31, 2022	50,000		$75.94	50,000	5,715,534
August 1, 2022 to August 31, 2022	679,015		$78.18	679,015	5,036,519
September 1, 2022 to September 30, 2022	379,528	(a)	$76.56	377,889	4,658,630
Total July 1, 2022 to September 30, 2022	1,108,543			1,106,904

(a)Includes 1,639 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(b)Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 128,000,000 shares have been authorized for repurchase, of which 123,341,370 shares have been repurchased as of September 30, 2022.
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

ROBERT HALF INTERNATIONAL INC. (Registrant)

/S/ Michael C. Buckley
Michael C. Buckley Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: October 28, 2022