Form 10-K
period 2022-12-31
ROBERT HALF INTERNATIONAL INC.
filed 2023-02-10
CIK 315213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐   Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a shell company.  ☐  Yes   ☒  No
As of June 30, 2022, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $8,012,399,320 based on the closing sale price on that date. This amount excludes the market value of 2,829,042 shares of Common Stock directly or indirectly held by registrant’s directors and officers and their affiliates.
As of January 31, 2023, there were 107,698,497 outstanding shares of the registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be mailed to stockholders in connection with the registrant’s annual meeting of stockholders, scheduled to be held in May 2023, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

PART I
Item 1. Business

Robert Half International Inc. (the “Company”) provides specialized talent solutions and business consulting services through the Robert Half® and Protiviti® company names. The Company’s business was originally founded in 1948. Prior to 1986, the Company was primarily a franchisor, under the names Accountemps and Robert Half, with offices providing contract and permanent professionals in the fields of accounting and finance. Beginning in 1986, the Company and its current management embarked on a strategy of acquiring the franchised locations. All franchises have since been acquired. The Company believes that direct ownership of offices allows it to better monitor and protect the image of its trade names, promote a more consistent and higher level of quality and service throughout its network of offices and improve profitability by centralizing many of its administrative functions. Since 1986, the Company has significantly expanded operations at many of the acquired locations, opened hundreds of new locations, and acquired other local or regional providers of specialized contract personnel. The Company has also broadened the scope of its services by expanding product offerings to include administrative and customer support, technology, financial project, and consulting and legal talent solutions.

Robert Half

Prior to 2022, the Company organized its talent solutions business (previously referred to as staffing) through separately branded divisions under the brand names of Accountemps®, Robert Half® Finance and Accounting, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, and The Creative Group. During 2022 the Company unified its family of Robert Half brands to focus on its key brand, Robert Half. This simplifies the Company’s go-to-market brand structure for clients and candidates, provides leverage for greater brand awareness, and allows future flexibility to expand the Company’s existing functional specializations.

In connection with this process, the Company’s current financial statement disclosures reflect new names for its reportable segments, including contract talent solutions (formerly temporary and consultant staffing), permanent placement talent solutions (formerly permanent placement staffing), and Protiviti (formerly risk consulting and internal audit services). Further information on these business segments follows.

Contract talent solutions

Robert Half’s contract talent solutions business specializes in the provision of contract engagement professionals in the fields of finance and accounting, technology, marketing and creative, legal and administrative and customer support. Operationally, the Company’s contract talent solutions are organized into the following functional specializations:

◦Finance and Accounting
◦Technology
◦Marketing and Creative1
◦Legal1
◦Administrative and Customer Support

1 In the Company’s financial statements, both Marketing and Creative and Legal functional specializations are reported within Finance and Accounting.

Businesses view the use of contract talent as a means of controlling personnel costs and converting such costs from fixed to variable. The cost and administrative burden to clients are significantly reduced by the use of contract talent resources. The contract talent engagement professionals are employees of Robert Half and are paid by Robert Half. The customer pays a fixed rate only for hours worked. Robert Half clients may fill their employment needs by using an employee on a trial basis and, if so desired, converting the contract position to a permanent position. The client typically pays a one-time fee for such conversions.

Finance and Accounting offers customers a reliable and economical means of dealing with uneven or peak workloads for accounting, finance, and accounting operations personnel caused by such predictable events as vacations, taking inventories, tax work, month-end activities, special projects, and such unpredictable events as illness and emergencies. Finance and Accounting also provides senior-level engagement professionals in the accounting, finance, and business systems fields, including chief financial officers, controllers, senior financial analysts, internal auditors, and business systems analysts, for such tasks as financial systems conversions, business process re-engineering, business systems performance improvement and post-merger financial consolidation.

Technology provides information technology contract professionals and offers managed services in areas ranging from multiple platform systems integration to end-user technical and desktop support, including specialists in software and application development, networking and cloud, systems integration and deployment, database design and administration, and security and business continuity.

Marketing and Creative includes the provision of creative professionals in the areas of creative, digital, marketing, advertising, and public relations in a variety of positions, such as creative directors, graphic designers, web designers, media buyers, front-end developers, copywriters, digital marketing managers, marketing analytics specialists, brand managers, and public relations specialists.

Legal provides legal contract talent, including attorneys and paralegal professionals. The legal profession’s requirements (the need for confidentiality, accuracy and reliability, a strong drive toward cost-effectiveness, and frequent peak caseload periods) are similar to the demands of Finance and Accounting clients.

Administrative and Customer Support provides contract office and administrative personnel, ranging from executive and administrative assistants to receptionists and customer service representatives. Administrative and Customer Support operates in a similar fashion to Finance and Accounting.

Permanent placement talent solutions

The Company’s first division, established in 1948, was Robert Half® Finance & Accounting which specialized in the placement of full-time accounting, finance, tax and accounting operations personnel. The Permanent placement talent solutions business (previously referred to as permanent placement staffing) is the modern incarnation of this pioneering business and encompasses the Company’s full-time finance and accounting, technology, marketing and creative, legal and administrative and customer support placement business. Fees for successful placements are paid only by the employer and are generally a percentage of the new employee’s annual compensation. No fee for placement services is charged to employment candidates. Permanent placement talent solutions operates under the Robert Half company name.
Protiviti
Protiviti is a global consulting firm that helps companies solve problems in finance, technology, operations, data, digital, legal, HR, governance, risk and internal audit, and is a wholly owned subsidiary of the Company. In 2002, the Company hired more than 700 professionals who had been affiliated with the internal audit and business and technology risk consulting practice of Arthur Andersen LLP, including more than 50 individuals who had been partners of that firm. These professionals formed the base of the Company’s Protiviti Inc. subsidiary. Protiviti has enabled the Company to enter the market for business consulting and internal audit services, and the Company believes this market offers synergies with its traditional lines of business.
Protiviti delivers an expanding set of services across its defined solution offerings of internal audit, technology consulting, risk and compliance consulting, digital transformation, legal consulting, and business performance improvement. Protiviti and its independently owned Member Firms work collaboratively with its clients in over 25 countries to help them achieve their business objectives and deliver confidence in an ever-evolving and dynamic business world. Serving organizations across industry sectors, clients range from high-growth, pre-public/transactional established start-ups to the largest global companies and government entities. The Protiviti business was formerly referred to as the Company’s risk consulting and internal audit services segment.
Marketing and Recruiting
The Company markets its contract talent services to clients and employment candidates via both national and local advertising activities, including radio, digital advertising, job boards, alliance partners, and events. The Company also markets its services via its website, blog and mobile app, as well as through targeted online tactics, email, and social media. Direct marketing to customers is a significant portion of the Company’s total marketing efforts. Joint marketing arrangements have been entered into with major software manufacturers and typically provide for the development of proprietary skills tests, cooperative advertising, joint campaigns, and similar promotional activities. The Company also actively seeks endorsements and affiliations with professional organizations in the accounting and finance, technology, legal, and creative and marketing fields. The Company also conducts public relations activities designed to enhance public recognition of the Company and its services. Central to the public relations activities are research-based content, targeted media relations and thought leadership. Robert Half employees are encouraged to be active in civic organizations and industry trade groups in their local communities.

Protiviti markets its business consulting services to a variety of global clients in a range of industries. Industry and competency teams conduct targeted marketing efforts locally, nationally, and globally, including digital advertising, search advertising, email marketing, production and distribution of thought leadership, social media, and live and virtual speaking events. Protiviti regularly conducts a variety of programs to share its insights with clients on current and emerging business issues. Protiviti also markets its capabilities through its broad partner ecosystem of professional associations and complimentary service and technology providers. It conducts public relations activities, including distributing press releases, sharing proprietary research findings and providing subject-matter experts for press interviews designed to enhance recognition of Protiviti’s brand and reputation, establish its expertise in key issues surrounding its businesses and promote its services. Protiviti promotes its brand name through digital and out-of-home advertising and its professional golf brand ambassador program. Protiviti regularly updates the services, value-added content and digital experience on the Protiviti websites globally. Employees are encouraged to be active in relevant social media communities, charitable and civic organizations and industry trade groups.
The Company and its subsidiaries own many trademarks and service marks, including the Robert Half® Finance & Accounting, Accountemps®, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group® and Protiviti® marks, which are registered in the United States and in a number of foreign countries.
Organization
Management of the Company’s contract talent solutions and permanent placement talent solutions operations is coordinated from its headquarters facilities in Menlo Park and San Ramon, California. The Company’s headquarters provides support and centralized services to its offices in the administrative, marketing, public relations, accounting, information technology, training and legal areas, particularly as it relates to the standardization of the operating procedures of its offices. As of December 31, 2022, the Company conducted its contract talent and permanent placement services operations through 317 offices in 42 states, the District of Columbia, and 18 foreign countries. Office managers are responsible for most activities of their offices, including business development, local advertising and marketing, and recruitment.
The day-to-day operations of Protiviti are managed by a chief executive officer and a senior management team with operational and administrative support provided by individuals located in Menlo Park and San Ramon, California. As of December 31, 2022, Protiviti had 65 offices in 23 states and 13 foreign countries.
Competition
The Company’s contract talent solutions and permanent placement talent solutions businesses face competition in attracting clients as well as skilled specialized employment candidates. The staffing business is highly competitive, with a number of firms offering services similar to those provided by Robert Half on a national, regional, or local basis. In many areas, local companies are the strongest competitors. The most significant competitive factors in the staffing business are price and the reliability of service, both of which are often a function of the availability and quality of personnel. The expanded acceptance of remote work has created a significant opportunity for the Company. It brings together the Company’s numerous strengths, including its global brand, global office network, global candidate database, and advanced artificial intelligence driven technologies and data analytics at the scale needed to excel at out-of-market recruitment and placements. This strengthens the Company’s competitive position significantly since its traditionally toughest competitors, local and regional staffing firms, generally do not have these capabilities.
Protiviti faces competition in its efforts to attract clients, expand relationships with existing clients, and win new business proposals. The global professional services market is highly competitive with a dynamic regulatory environment, disruptive new technologies, security and privacy concerns, and high demand for skilled professionals, all driving significant business opportunities. The principal competitors of Protiviti remain the “Big Four” accounting firms and other consultancies. Significant competitive factors include reputation, technology, tools, project methodologies, price of services, and depth of skills of personnel. Protiviti believes its competitive strengths lie in the collaborative approach it takes to working with clients, which drives knowledge transfer, understanding of client issues, and value creation. This may be coupled with a “configure-to-fit” resourcing model to create blended teams of full-time Protiviti consulting professionals and engagement professionals from Robert Half’s network of specialized talent to precisely match expertise, approach and people to the changing global needs of clients on consulting and managed solutions projects.

Human Capital Management
Employees. The Company had approximately 16,300 full-time internal staff, including approximately 7,000 employees engaged directly in Protiviti operations, as of December 31, 2022. In addition, the Company placed approximately 164,200 engagement professionals (which includes full time engagement professionals) on assignments with clients during 2022. The substantial majority of engagement professionals placed on assignment by the Company are the Company’s legal employees while they are working on assignments, but references to “employees” in the remainder of the Human Capital Management section refer to the Company’s full-time internal staff. With respect to engagement professionals, the Company pays the related costs of employment, such as workers’ compensation insurance, state and federal unemployment taxes, social security, and certain fringe benefits. The Company also provides access to voluntary health insurance coverage to interested engagement professionals.
Diversity, Equity and Inclusion. The Company believes that its rich culture of diversity, equity and inclusion enables it to leverage the strengths of its workforce while also creating an environment where employees can connect, thrive, and grow. In 2022, we continued our support of the CEO Action for Diversity & Inclusion pledge and furthered our commitment to advancing diversity, equity, and inclusion by establishing new strategic alliances with Black is Tech, Upward Women, and Hire Heroes.
Current key initiatives include integrating DEI into learning programs, deepening the reach of our Employee Network Groups (“ENGs”), and a focus on external strategic alliances to increase engagement and representation of underrepresented communities. The Company places a high value on inclusion, engaging employees in its ENG programs. These ENGs provide a forum for employees with diverse backgrounds, experiences, or characteristics who share a common interest in professional development, improving corporate culture, and delivering sustained business results. The Company also uses these groups to support the acquisition of diverse talent internally and externally. Each ENG is sponsored and supported by senior leaders across the enterprise. Across Robert Half and Protiviti, there are now 16 Employee Network Groups spanning women, gender, race/ethnicity, sexual orientation, and mental health and well-being.
Across both Robert Half and Protiviti, as of December 31, 2022, approximately 54.4% of the Company's global workforce was female and 47.1% of the Company’s employees in managerial and leadership roles were female. As of December 31, 2022, approximately 34.0% of the Company's U.S. workforce was from underrepresented groups.
Employee Engagement. A major component in supporting Employee Engagement is the Robert Half employee voice initiative to provide its employees with feedback opportunities. In 2022, the Company conducted two surveys to understand employee needs and gather feedback on a variety of focus areas. The survey results were analyzed by an independent third-party and then reviewed by the executive officers. The results of these engagement surveys were shared with individual managers, who were then tasked with taking action based on their employees’ confidential feedback (both quantitative and qualitative). In 2022, Robert Half and Protiviti formalized new hire surveys at specific points in a new hire's onboarding and departure surveys to exiting employees. By paying close attention to the results both at an aggregate enterprise level and at a department/business/workgroup level, across an employee’s life cycle, the Company has been able to enhance its culture of rewards and recognition, drive efforts to promote inclusion and diversity, increase communication in support of employee well-being and modernize its approach to foster a culture of continuous learning and feedback. In addition, Robert Half expanded its participation in the Great Place to Work® Survey to include all country locations to benchmark with other companies.
Under its Leading with Empathy initiative, Protiviti uses an “ask, listen, respond, act” approach to building trust through global surveys where employees provide anonymous feedback. Employee feedback is then carefully reviewed and analyzed to identify trends, which are shared with senior leaders and communicated directly to employees. Actions being taken based on employee feedback are highlighted so that employees understand the importance of their input. Protiviti leverages surveys in the U.S. and internationally, including the Great Place to Work® survey.
Learning and Development. The Company emphasizes employee development and training as a priority for both our people and for the organization. Training and development are key elements to the overall retention, engagement, and employee experience strategy. Our strategy is designed to empower employees to reach their full potential, and we provide a wide range of development programs, opportunities, and resources needed to be successful. The Company has specialized programs for all audiences, including new hires, tenured employees, and leadership. We provide mentorship opportunities, self-paced and instructor-led learning channels, and a catalog of vendor-provided courses, videos, resources, and books. The Company is committed to its employees' overall health and providing career progression by providing individual development, readiness, and transition plans as a part of its talent review and succession planning process. As a result of our flexible working environment in 2022, our learning strategy supports access and equity to all our employees through both in-person and virtual learning experiences. In 2022 we introduced comprehensive learning maps for the first year of our new hires and our front-line leaders which provide a more consistent, predictable and formal learning experience. We continued to deploy learning that supports our flexible working environment by providing both virtual and in-person learning opportunities. Our learning strategy supports equity of access, just in time learning and continued career development for our employees.

In Protiviti, at key career milestones, employees may participate in engaging learning events that prepare them to succeed at higher levels. Each employee is assigned a career advisor who coaches them and recommends actions to help them increase their impact, contribution, and engagement. Protiviti encourages and pays for employees to attain select recognized professional certifications. Annual operating plans include learning budget funding for employees. These investments in the skills of our workforce also pay dividends in the marketplace and with our clients who value and rely upon our expertise.
Compensation, Benefits and Well-being. The Company offers fair, competitive compensation and benefits that support its employees’ overall well-being. To align with management’s short- and long-term objectives the Company’s compensation programs for all employees include competitive base pay and for some employees, short-term and long-term incentives. The Company offers a wide array of benefits including comprehensive health and welfare programs, generous time-off and leave, and retirement and financial support. The Company provides emotional well-being services through its Employee Assistance Program as well as a number of perks and other convenience benefits.
As an outcome of the coronavirus (“COVID-19”) pandemic we made a global shift to remote work models. We put people first by providing work options that support professional and personal needs. Subject to business requirements, employees have flexibility and choice to work where they feel comfortable and productive – remote, in-office or a hybrid approach. This model is based on fairness and equity, with a goal of allowing for a consistent employee experience, regardless of where one works.
Other Information
The Company is not dependent upon a single customer or a limited number of customers. The Company’s talent solutions business is generally more active in the first and fourth quarters of a calendar year. Protiviti is generally more active in the third and fourth quarters of a calendar year. Order backlog is not a material aspect of the Company’s talent solutions business. Backlog is of greater importance to Protiviti and is typically realized within a 12-month period.
The Company conducts business under various federal, state, and local government contracts, and no one such contract represented more than 1.0% percent of total service revenues in 2022.
Available Information
The Company’s Internet address is www.roberthalf.com. The Company makes available, free of charge, through its website, its Annual Reports on Form 10-K, proxy statements for its annual meetings of stockholders, its Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission. Also available on the Company’s website are its Corporate Governance Guidelines, its Code of Business Conduct and Ethics, and the charters for its Audit Committee, Compensation Committee, and Nominating and Governance Committee, each of which is available in print to any stockholder who makes a request to Robert Half International Inc., 2884 Sand Hill Road, Suite 200, Menlo Park, CA 94025, Attn: Corporate Secretary. The Company’s Code of Business Conduct and Ethics is the Code of Ethics required by Item 406 of Securities and Exchange Commission Regulation S-K. The Company intends to satisfy any disclosure obligations under Item 5.05 of Form 8-K regarding any amendment or waiver relating to its Code of Business Conduct and Ethics by posting such information on its website. The Company has used, and intends to continue to use, its website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The Company’s website and the information contained therein or connected to or linked from the website are not incorporated information and do not constitute part of this Annual Report.
Government Regulations
Our operations are subject to regulations by federal, state, local and professional governing bodies, and laws and regulations in various foreign countries, including, but not limited to, (a) licensing and registration requirements and (b) regulation of the employer/employee relationship, such as worker classification regulations, wage and hour regulations, tax withholding and reporting, immigration regulations, social security and other retirement, anti-discrimination, and employee benefits and workers’ compensation regulations. Our operations could be impacted by legislative changes by these bodies, particularly with respect to provisions relating to payroll and benefits, tax and accounting, employment, worker classification and data privacy. Due to the complex regulatory environment that we operate in, we remain focused on compliance with governmental and professional organizations’ regulations. For more discussion of the potential impact that the regulatory environment could have on our financial results, refer to Item 1A “Risk Factors.”

Item 1A.    Risk Factors
The Company’s business prospects are subject to various risks and uncertainties that impact its business. The most important of these risks and uncertainties are as follows:

Risks Related to the Company’s Business Environment
Any reduction in global economic activity may harm the Company’s business and financial condition. The demand for the Company’s services, in particular its talent solutions services, is highly dependent upon the state of the economy and upon the staffing needs of the Company’s clients. In the recent past, certain of the Company’s markets experienced economic uncertainty characterized by increasing unemployment, limited availability of credit, significant inflation and decreased consumer and business spending. In addition, certain geopolitical events, including the spread of COVID-19 and Russia’s invasion of Ukraine, have caused significant economic, market, political or regulatory uncertainty in some of the Company’s markets. Any decline in the economic condition or employment levels of the U.S. or of any of the foreign countries in which the Company does business, or in the economic condition of any region of any of the foregoing, or in any specific industry may severely reduce the demand for the Company’s services and thereby significantly decrease the Company’s revenues and profits. Further, continued or intensifying economic, political or regulatory uncertainty in the Company’s markets could reduce demand for the Company’s services.
The Company’s business depends on a strong reputation and anything that harms its reputation will likely harm its results. As a provider of contract and permanent talent solutions as well as consulting services, the Company’s reputation is dependent upon the performance of the employees it places with its clients and the services rendered by its consultants. The Company depends on its reputation and name recognition to secure engagements and to hire qualified employees and consultants. If the Company’s clients become dissatisfied with the performance of those employees or consultants, or if any of those employees or consultants engage in or are believed to have engaged in conduct that is harmful to the Company’s clients, the Company’s ability to maintain or expand its client base may be harmed.
The Company faces risks in operating internationally. The Company depends on operations in international markets for a significant portion of its business. These international operations are subject to a number of risks, including general political and economic conditions in those foreign countries, international hostilities and responses to those hostilities, the burden of complying with various potentially conflicting foreign laws, technical standards, unpredictable changes in foreign regulations, U.S. legal requirements governing U.S. companies operating in foreign countries, legal and cultural differences in the conduct of business, potential adverse tax consequences, and difficulty in staffing and managing international operations. These factors may have a material adverse effect on the performance of the Company’s business. In addition, the Company’s business may be affected by foreign currency exchange fluctuations. In particular, the Company is subject to risk in translating its results in foreign currencies into the U.S. dollar. If the value of the U.S. dollar strengthens relative to other currencies, the Company’s reported income from these operations could decrease. For example, in 2022, the Company’s revenues were unfavorably impacted by currency exchange rates as the U.S. dollar strengthened against the Euro and British pound.
The outbreak of a novel coronavirus disease (“COVID-19”) in 2020 impacted demand for the Company’s services, disrupted the Company’s operations, and may continue to do so. The COVID-19 outbreak emerged as a serious threat to the health and economic well-being of the Company’s clients, candidates, employees, and the overall economy. At various times during the outbreak, many counties, states and countries took dramatic action including, without limitation, ordering all nonessential workers to stay home, mandating the closure of schools and nonessential business premises, and imposing isolation measures on large portions of the population. These measures, while intended to protect human life, had serious adverse impacts on domestic and foreign economies and may do so in the future if they are reintroduced. The emergence of new variants of the coronavirus or of other illnesses may cause a rapid deterioration of economic conditions and the financial and credit markets, which could have a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows. While the Company has navigated the COVID-19 pandemic thus far, its continuation or worsening may have a negative impact on the Company’s business.
Natural disasters and unusual weather conditions, pandemic outbreaks, terrorist acts, global political events and other serious catastrophic events could disrupt business and otherwise materially adversely affect the Company’s business and financial condition. With operations in many states and multiple foreign countries, the Company is subject to numerous risks outside of the Company’s control, including risks arising from natural disasters, such as fires, earthquakes, hurricanes, floods, tornadoes, unusual weather conditions, pandemic outbreaks such as the COVID-19 pandemic and other global health emergencies, terrorist acts or disruptive global political events, or similar disruptions that could materially adversely affect the Company’s business and financial performance. Historically, the Company’s operations are heavily dependent on the ability of employees and consultants to travel from business to business and from location to location. Any public health emergencies, including a real or potential global pandemic such as those caused by the avian flu, SARS, Ebola, coronavirus, or even a particularly virulent flu, could decrease demand for the Company's services and the Company's ability to offer them. Uncharacteristic or significant weather conditions may increase in frequency or severity due to climate change, which may increase the Company's expenses, exacerbate other risks to the Company, and affect travel and the ability of businesses to remain open, which could lead to a decreased ability to offer the Company's services and materially adversely affect the Company's results of operations. In addition, these events could result in delays in placing employees and consultants, the temporary disruption in the transport of employees and consultants overseas and domestically, the inability of employees and consultants to reach or have transportation to clients directly affected by such events, and disruption to the Company's information systems. Although it is not possible to predict such events or their consequences, these events could materially adversely affect the Company's reputation, business and financial condition.

Risks Related to the Company’s Operations
The Company may be unable to find sufficient candidates for its talent solutions business. The Company’s talent solutions services business consists of the placement of individuals seeking employment. There can be no assurance that candidates for employment will continue to seek employment through the Company. Candidates generally seek contract or permanent positions through multiple sources, including the Company and its competitors. Before the COVID-19 pandemic, unemployment in the U.S. was at historic lows and during the second half of 2021, as the economy recovered, competition for workers in a number of industries became intense. When unemployment levels are low, finding sufficient eligible candidates to meet employers’ demands is more challenging. Although unemployment has risen in some areas in which the Company operates, talent shortages have persisted in a number of disciplines and jurisdictions. Any shortage of candidates could materially adversely affect the Company.
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
The Company may incur potential liability to employees and clients. The Company’s contract talent solutions business entails employing individuals on a temporary basis and placing such individuals in clients’ workplaces. The Company’s ability to control the workplace environment is limited. As the employer of record of its temporary employees, the Company incurs a risk of liability to its temporary employees for various workplace events, including claims of physical injury, discrimination, harassment or failure to protect confidential personal information. In addition, in order to facilitate remote working arrangements, some of the Company’s temporary workers are accessing client workspaces from their personal devices through cloud-based systems, which could increase cybersecurity risks to the Company’s clients. If cybersecurity incidents were to occur in such a way, the Company may face legal and contractual liability, reputational damage, loss of business, and other expenses. The Company also incurs a risk of liability to its clients resulting from allegations of errors, omissions or theft by its temporary employees, or allegations of misuse of client confidential information. In some cases, the Company has agreed to indemnify its clients in respect of these types of claims. The Company maintains insurance with respect to many such claims. While such claims have not historically had a material adverse effect upon the Company, there can be no assurance that the Company will continue to be able to obtain insurance at a cost that does not have a material adverse effect upon the Company or that such claims (whether by reason of the Company not having sufficient insurance or by reason of such claims being outside the scope of the Company’s insurance) will not have a material adverse effect upon the Company.
The Company is dependent on its management personnel and employees, and a failure to attract and retain such personnel could harm its business. The Company is engaged in the services business. As such, its success or failure is highly dependent upon the performance of its management personnel and employees, rather than upon tangible assets (of which the Company has few). There can be no assurance that the Company will be able to attract and retain the personnel that are essential to its success.
The Company’s results of operations and ability to grow could be materially negatively affected if it cannot successfully keep pace with technological changes impacting the development and implementation of its services and the evolving needs of its clients. The Company’s success depends on its ability to keep pace with rapid technological changes affecting both the development and implementation of its services and the staffing needs of its clients. Technological advances such as artificial intelligence, machine learning, and automation are impacting industries served by all the Company's lines of business. In addition, the Company’s business relies on a variety of technologies, including those that support hiring and tracking, order management, billing, and client data analytics. If the Company does not sufficiently invest in new technology and keep pace with industry developments, appropriately implement new technologies, or evolve its business at sufficient speed and scale in response to such developments, or if it does not make the right strategic investments to respond to these developments, the Company’s services, results of operations, and ability to develop and maintain its business could be negatively affected.
The demand for the Company’s services related to regulatory compliance may decline. The operations of both the staffing services business and Protiviti include services related to Sarbanes-Oxley, Anti-Money Laundering Act of 2020 reviews, and other regulatory compliance services. There can be no assurance that there will be ongoing demand for these services. For example, the Jumpstart Our Business Startup Act, signed into law in April of 2012, allows most companies going public in the U.S. to defer implementation of some of the provisions of Sarbanes-Oxley for up to five years after their initial public offering. Similarly, from time-to-time proposals are considered by the U.S. Congress to further delay or, in some cases, remove the requirements of Sarbanes-Oxley for a number of public companies. These or other similar modifications of the regulatory requirements could decrease demand for Protiviti’s services.
Demand for the Company’s services from government and public sector clients related to the COVID-19 pandemic may decrease over time. During 2021 and 2022 the Company reported increased business from services rendered to the public sector during the pandemic due to, among other developments, the volume of unemployment claims and housing assistance claims, as well as the demands faced by public school districts that must meet the technical support requirements of virtual learning models. With the majority of COVID-19 legal restrictions lifted, many of the COVID-19 related projects have ended and the Company's public sector business has shifted to different projects with public sector clients. It is unknown whether the shift in projects with state, local and other public sector clients will ultimately maintain the same level of business or to what extent business with the public sector may decrease as the effects of the pandemic lessen or change over time. The future impact of the pandemic and its effects on the needs of the Company’s clients are impossible to fully predict, and there can be no assurance that the Company’s increased business in the public sector will be sustained.
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
Protiviti operates in a highly competitive business and faces competitors who are significantly larger and have more established reputations. As with the Company’s staffing services business, the barriers to entry are quite low. There are many competitors, some of which have greater resources than Protiviti and many of which have been in operation far longer than Protiviti. In particular, Protiviti faces competition from the “Big Four” accounting firms, which have been in operation for a considerable period of time and have established reputations and client bases. Because the principal factors upon which competition is based are reputation, technology, tools, project methodologies, price of services, and depth of skills of personnel, there can be no assurance that Protiviti will be successful in attracting and retaining clients or be able to maintain the technology, personnel, and other requirements to successfully compete.
Protiviti’s operations could subject it to liability. The business of Protiviti consists of providing business consulting and internal audit services. Liability could be incurred, or litigation could be, and from time-to-time has been, instituted against the Company or Protiviti for claims related to these activities or to prior transactions or activities. There can be no assurance that such liability or litigation will not have a material adverse impact on Protiviti or the Company.

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
The Company’s business is subject to extensive government regulation and a failure to comply with regulations could harm its business. The Company’s business is subject to regulation or licensing in many states in the U.S. and in certain foreign countries. While the Company has had no material difficulty complying with regulations in the past, there can be no assurance that the Company will be able to continue to obtain all necessary licenses or approvals or that the cost of compliance will not prove to be material. Any inability of the Company to comply with government regulation or licensing requirements could materially adversely affect the Company. Further, changes to existing regulation or licensing requirements could impose additional costs and other burdens or limitations on the Company’s operations. In addition, the Company’s contract talent services business entails employing individuals on a temporary basis and placing such individuals in clients’ workplaces. Increased government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could materially adversely affect the Company. In addition, to the extent that government regulation imposes increased costs upon the Company, such as unemployment insurance taxes, there can be no assurance that such costs will not adversely impact the Company’s profit margins. Further, lawsuits or other proceedings related to the Company’s compliance with government regulations or licensing requirements could materially adversely affect the Company. For example, the Company is currently named as a defendant in litigation challenging its compliance with the Fair Credit Reporting Act. It is not possible to predict the outcome of such litigation; however, such litigation or any future lawsuits or proceedings related to the Company’s compliance with government regulation or licensing requirements could consume substantial amounts of the Company’s financial and managerial resources and might result in adverse publicity, regardless of the ultimate outcome of any such lawsuits or other proceedings. An unfavorable outcome with respect to such litigation or any future lawsuits or proceedings could, individually or in the aggregate, cause the Company to incur substantial liabilities that may have a material adverse effect upon the Company’s business, financial condition or results of operations.
If the Company fails to comply with Anti-Bribery Laws, anti-forced labor laws, or economic sanction regulations, it could be subject to substantial fines or other penalties and reputational harm. In many parts of the world, including countries in which the Company operates and/or seeks to expand, practices in the local business community might not conform to international business standards and could violate the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, and other anti-corruption and anti-bribery laws and regulations (“Anti-Bribery Laws”). These laws generally prohibit companies, their employees and third-party intermediaries from authorizing, promising, offering, providing, soliciting or accepting, directly or indirectly, improper payments or benefits to or from any person whether in the public or private sector. In addition, some of these laws have accounting provisions that require the Company to maintain accurate books and records and a system of internal accounting controls. Any violation of the FCPA or other applicable Anti-Bribery Laws could result in substantial fines, sanctions or civil and/or criminal penalties, debarment from business dealings with certain governments or government agencies or restrictions on the marketing of the Company’s products in certain countries, and damage to the Company's reputation, which could harm the Company’s business, financial condition or results of operations.
Additionally, the U.S. Department of the Treasury’s Office of Foreign Assets Control and other relevant agencies of the U.S. government administer certain laws and regulations that restrict U.S. persons and, in some instances, non-U.S. persons, from conducting activities, transacting business with or making investments in certain countries, or with governments, entities and individuals, subject to U.S. economic sanctions. Similar economic sanctions are imposed by the European Union and other jurisdictions. The Company’s international operations subject it to these and other laws and regulations, which are complex, restrict the Company’s business dealings with certain countries, governments, entities and individuals, and are constantly changing. Penalties for noncompliance with these complex laws and regulations can be significant and include substantial fines, sanctions or civil and/or criminal penalties, and violations can result in adverse publicity, which could harm the Company’s business, financial condition or results of operations.
Although the Company has implemented policies and procedures designed to ensure compliance with Anti-Bribery Laws, economic sanctions, anti-forced labor and other laws and regulations, the Company cannot be sure that its employees, agents or other third parties will not violate such policies or applicable laws and regulations. Any such violations could result in significant fines and penalties, criminal sanctions against the Company, its officers or its employees, prohibitions on the conduct of its business, and materially damage the Company’s reputation, brand, business and operating results. Further, detecting, investigating and resolving actual or alleged violations is expensive and can consume significant time and attention of the Company’s senior management.
Health care reform could increase the costs of the Company’s contract staffing operations. In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “PPACA”) was signed into law in the U.S. In 2015, the Company redesigned its employee benefits to offer health insurance coverage to its contract talent in order to meet the requirements of the PPACA’s employer mandate.
The U.S. Congress has made several attempts to repeal or modify the PPACA and in 2020, the U.S. Supreme Court heard an appeal of a decision from the U.S. Court of Appeals for the Fifth Circuit that invalidated significant portions of the PPACA. It is unclear at this point what the scope of any such future legislation will be and when it will become effective. Because of the uncertainty surrounding proposed replacement health care reform legislation or any modifications to such legislation to deal with these court challenges, the Company cannot predict with any certainty the likely impact of the PPACA’s repeal or the adoption of any other health care reform legislation on the Company’s financial condition or operating results. Whether or not there is alternative health care legislation enacted in the U.S., there is likely to be significant disruption to the health care market in the coming months and years, and the costs of the Company’s health care expenditures may increase.

Risks Related to the Company’s Information Technology, Cybersecurity and Data Protection
Company and third-party computer, technology and communications hardware and software systems are vulnerable to damage, unauthorized access, and disruption that could expose the Company to material operational, financial, and reputational damage (including the unauthorized access to, or exposure of, personal and confidential information). The Company’s ability to manage its operations through the use of these systems successfully is critical to its success and largely depends upon the efficient and uninterrupted operation of its computer, technology and communications systems, some of which are managed by third-party vendors. The Company’s primary systems (and, as a result its operations) are vulnerable to damage or interruption from power outages, computer, technology and telecommunications failures, computer viruses, security breaches, catastrophic events, and errors in usage by the Company’s or its vendors’ employees and contractors. In addition, the Company’s systems contain personal and confidential information, including information of importance to the Company, and its employees, vendors, contractors, and clients.
Cyberattacks, including attacks motivated by the desire for monetary gain, geopolitics, grievances against the business services industry in general or against the Company in particular, may disable or damage its systems or the systems of its vendors or clients, or allow unauthorized access to, or exposure of, personal or confidential information, including information about employees, vendors, candidates, contractors and clients. The Company’s security tools, controls and practices, including those relating to identity and access management, credential strength, and the security tools, controls and practices of its vendors and clients, may not prevent access, damage or disruption to Company or third-party systems or the unauthorized access to, exposure of, personal or confidential information. There are many approaches through which such systems could be damaged or disrupted, or information exposed or accessed, including through system vulnerabilities, improperly obtaining and using user credentials or the misuse of authorized user access. In the past, the Company and its third-party vendors have experienced other data security incidents resulting from unauthorized access to the Company's systems and other fraudulent activities.

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
The damage or disruption to Company or third-party systems, or unauthorized access to, or exposure of, personal or confidential information, could harm the Company’s operations, reputation and brand, resulting in a loss of business or revenue. It could also subject the Company to government sanctions, litigation from candidates, contractors, clients, and employees, and legal liability under its contracts, resulting in increased costs or loss of revenue. The Company may also incur additional expenses, such as the cost of remediating incidents or improving security measures, the cost of identifying and retaining replacement vendors, increased costs of insurance, or ransomware payments.
Cybersecurity threats continue to increase in frequency and sophistication, thereby increasing the difficulty of detecting and defending against them. Furthermore, the potential risk of security breaches and cyberattacks may increase as the Company introduces new service offerings. Any future events impacting the Company or its third-party vendors that damages or interrupts the Company's or its third party vendors’ systems or exposes data or other confidential information could have a material adverse effect on our operations, reputation, and financial results.
Changes in data privacy and protection laws and regulations in respect of control of personal information (and the failure to comply with such laws and regulations) could increase the Company’s costs or otherwise adversely impact its operations, financial results, and reputation. In the ordinary course of business, the Company collects, uses, and retains personal information from its clients, employees, employment candidates, and contractors, including, without limitation, full names, government-issued identification numbers, addresses, birthdates, and payroll-related information. The possession and use of personal information in conducting the Company’s business subjects it to a variety of complex and evolving domestic and foreign laws and regulations regarding data privacy, which, in many cases, apply not only to third-party transfers, but also to transfers of information among the Company and its subsidiaries. For example, the European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, imposes specific operational requirements for entities processing personal information, including requirements for data transfers to certain countries outside the European Union, and strong enforcement authorities and mechanisms. Complying with the enhanced obligations imposed by the GDPR and other current and future laws and regulations relating to data transfer, residency, privacy and protection has increased and may continue to increase the Company’s operating costs and require significant management time and attention, while any failure by the Company or its subsidiaries to comply with applicable laws could result in governmental enforcement actions, fines, and other penalties that could potentially have an adverse effect on the Company’s operations, financial results and reputation.

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
Risks Associated With the Effects of Climate Change
The physical effects of climate change could have a material adverse effect on our operations and business. To the extent climate change causes changes in weather patterns, certain regions where we operate could experience increases in storm intensity, extreme temperatures, wildfires, rising sea-levels and/or drought. Over time, these conditions could result in increases in our operating costs or business interruptions. For example, our headquarters is located in an area of California where the incidence of wildfire has increased over time and may continue to increase. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business. In addition, we are in the process of establishing certain emissions targets and other environmental goals. Failure to achieve such goals, or a perception (whether valid or invalid) of our failure to achieve such goals, could result in market, reputational, regulatory or liability risks, client dissatisfaction, reduced revenue and profitability or shareholder lawsuits. If we are unable to achieve our environmental goals, our business and reputation may be adversely affected.
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
Item 1B.    Unresolved Staff Comments.
Not applicable.
Item 2.    Properties
The Company’s headquarters operations are located in Menlo Park and San Ramon, California. As of December 31, 2022, contract talent solutions and permanent placement talent solutions activities were conducted through 317 offices located in the U.S., Canada, the United Kingdom, Belgium, Brazil, France, the Netherlands, Germany, Luxembourg, Switzerland, Japan, China, Singapore, Australia, New Zealand, Austria, the United Arab Emirates, Chile and Ireland. As of December 31, 2022, Protiviti had 65 offices in the U.S., Canada, Australia, China, France, Germany, Italy, the Netherlands, Japan, Singapore, India, Switzerland and the United Kingdom. All of the offices are leased.
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
The Company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “RHI”. On January 31, 2023, there were 1,373 holders of record of the Common Stock.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (b)
October 1, 2022 to October 31, 2022	—		$—	—	4,658,630
November 1, 2022 to November 30, 2022	222,790		$74.87	222,790	4,435,840
December 1, 2022 to December 31, 2022	667,311	(a)	$73.24	602,357	3,833,483
Total October 1, 2022 to December 31, 2022	890,101			825,147

(a)Includes 64,954 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(b)Commencing in October 1997, the Company's Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company's common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 128,000,000 shares have been authorized for repurchase, of which 124,166,517 shares have been repurchased as of December 31, 2022. As disclosed in Note P—“Subsequent Events” to the Company’s Consolidated Financial Statements included under Part II—Item 8 of this report, on February 9, 2023, an additional 10,000,000 shares have been authorized for repurchase bringing the total repurchase authorization since plan inception to 138,000,000.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights A	Weighted average exercise price of outstanding options, warrants and rights B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by security holders	—	—	3,606,195
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	3,606,195

Since May 2005 all grants have been made pursuant to the Stock Incentive Plan which was approved by stockholders in May 2005, and re-approved in May 2008, May 2011, May 2013, May 2014, and May 2019. Such plan authorizes the issuance of stock options, restricted stock, stock units and stock appreciation rights to directors, executive officers and employees.

Stock Performance Graph
The following graph compares, through December 31, 2022, the cumulative total return of the Company’s Common Stock, an index of certain publicly traded employment services companies, and the S&P 500. The graph assumes the investment of $100 at the beginning of the period depicted in the chart and reinvestment of all dividends. The peer companies are weighted by their respective market caps at the beginning of each period. The information presented in the graph was obtained by the Company from outside sources it considers to be reliable but has not been independently verified by the Company.

$300
$250
$200
$150
$100
$50
$0
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Robert Half International Inc.
S&P 500 Index
Peer Group(a)

(a)This index represents the cumulative total return of the Company and the following corporations providing temporary or permanent employment services: Kelly Services, Inc.; Kforce Inc.; ManpowerGroup; and Resources Connection Inc.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain information contained in Management’s Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the future operating results or financial positions of Robert Half International Inc. (the “Company”). These statements may be identified by words such as “estimate,” “forecast,” “project,” “plan,” “intend,” “believe,” “expect,” “anticipate,” or variations or negatives thereof or by similar or comparable words or phrases. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. These risks and uncertainties include, but are not limited to, the following: changes to or new interpretations of United States of America (“U.S.”) or international tax regulations, the global financial and economic situation; the duration and impact of the COVID-19 pandemic and efforts to mitigate its spread; changes in levels of unemployment and other economic conditions in the U.S. or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of candidates for contract employment or the Company’s ability to attract candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company’s services, on the Company’s ability to maintain its margins; the possibility of the Company incurring liability for its activities, including the activities of its engagement professionals, or for events impacting its engagement professionals on clients’ premises; the possibility that adverse publicity could impact the Company’s ability to attract and retain clients and candidates; the success of the Company in attracting, training, and retaining qualified management personnel and other staff employees; the Company’s ability to comply with governmental regulations affecting personnel services businesses in particular or employer/employee relationships in general; whether there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; the Company’s reliance on short-term contracts for a significant percentage of its business; litigation relating to prior or current transactions or activities, including litigation that may be disclosed from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings; the ability of the Company to manage its international operations and comply with foreign laws and regulations; the impact of fluctuations in foreign currency exchange rates; the possibility that the additional costs the Company will incur as a result of health care or other reform legislation may adversely affect the Company’s profit margins or the demand for the Company’s services; the possibility that the Company’s computer and communications hardware and software systems could be damaged or their service interrupted or the Company could experience a cybersecurity breach; and the possibility that the Company may fail to maintain adequate financial and management controls and as a result suffer errors in its financial reporting. Additionally, with respect to Protiviti, other risks and uncertainties include the fact that future success will depend on its ability to retain employees and attract clients; there can be no assurance that there will be ongoing demand for broad based consulting, regulatory compliance, technology services, public sector or other high demand advisory services; failure to produce projected revenues could adversely affect financial results; and there is the possibility of involvement in litigation relating to prior or current transactions or activities. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results.
Executive Overview
During 2022 the Company unified its family of Robert Half brands to focus on its key brand, Robert Half. This simplifies the Company’s go-to-market brand structure for clients and candidates, provides leverage for greater brand awareness, and allows future flexibility to expand the Company’s existing functional specializations. In connection with this process, the Company’s current financial statement disclosures reflect new names for its reportable segments, including contract talent solutions (formerly temporary and consultant staffing), permanent placement talent solutions (formerly permanent placement staffing) and Protiviti (formerly risk consulting and internal audit services). What was previously referred to as staffing operations is now referred to as talent solutions.
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
The Company achieved record levels of service revenues and net income during 2022, and achieved new record levels for each. Annual service revenues reached $7.24 billion in 2022, increasing 12.0% from the prior year. Full-year 2022 net income was up 9.9% to $658 million and diluted net income per share increased 12.5% to $6.03. All of our major practice areas — contract talent, permanent placement and Protiviti — reached all-time high revenues, over and above very strong growth reported in the prior year.

Demand for the Company’s contract talent solutions, permanent placement talent solutions, and Protiviti is largely dependent upon general economic and labor trends both domestically and abroad. The U.S. economic backdrop during 2022 was conducive to growth for the Company as real gross domestic product (“GDP”) increased 2.1% in 2022, compared to an increase of 5.7% in 2021, while the unemployment rate declined from 3.9% in December 2021, to 3.5% in December 2022. Although recent metrics have come off all-time highs, talent shortages persist. In the U.S., unemployment stands at a 50-year low and remains even lower for those with a college degree, where the rate is 1.9%. Similar reports across the global also point to labor market resilience.
While there remains volatility in the macroeconomic environment, the Company is optimistic about its outlook for 2023. Clients continue to hire, albeit at an even more measured pace, which has the effect of lengthening the sales cycle. Longer term, the growth and margin prospects from an ongoing focus on services related to talent with higher level skills is encouraging. In addition, the structural shift to remote work, particularly with higher skills, creates a new competitive advantage as it highlights the Company’s numerous strengths, including global brand, office network, candidate database and advanced AI-driven technologies. The Company’s investments in innovation and technology position it to meaningfully improve the digital and recruiter experience for its clients and candidates and the internal productivity of its staff.
Reported results were unfavorably impacted by foreign currency exchange rates as the U.S. dollar strengthened against the Euro, British pound, Australian Dollar and Canadian Dollar.
The Company monitors various economic indicators and business trends in all of the countries in which it operates to anticipate demand for the Company’s services. These trends are evaluated to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends and productivity metrics. Visibility into future revenues is limited not only due to the dependence on macroeconomic conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, the Company’s headcount and other investments are typically assessed on at least a quarterly basis. During 2022 the Company increased headcount across all segments, when compared to prior year-end levels.
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
Income Taxes.    The Company’s operations are subject to U.S. federal, state, local and foreign income taxes. In establishing its deferred income tax assets and liabilities and its provision for income taxes, the Company makes judgments and interpretations based on the enacted tax laws that are applicable to its operations in various jurisdictions. Deferred tax assets and liabilities are measured and recorded using current enacted tax rates, which the Company expects will apply to taxable income in the years in which those temporary differences are recovered or settled. The likelihood of a material change in the Company’s expected realization of its deferred tax assets is dependent on future taxable income and the effectiveness of its tax planning in the various relevant jurisdictions.
The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. Valuation allowances of $23.6 million and $24.2 million were recorded as of December 31, 2022, and 2021, respectively. The valuation allowances recorded relate primarily to net operating losses in certain international operations. If such losses are ultimately utilized to offset future operating income, the Company will recognize a tax benefit up to the full amount of the related valuation reserve.
While management believes that its judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may materially affect the future financial results of the Company.

Recent Accounting Pronouncements
See Note B—“New Accounting Pronouncements” to the Company’s Consolidated Financial Statements included under Part II—Item 8 of this report.
Results of Operations
The Company analyzes its operating results for three reportable segments: contract talent solutions, permanent placement talent solutions, and Protiviti. The contract talent solutions and permanent placement talent solutions segments provide engagement professionals and full-time personnel, respectively, for finance and accounting, technology, marketing and creative, legal, and administrative and customer support roles. The Protiviti segment provides business and technology risk consulting and internal audit services.
Demand for the Company’s services is largely dependent upon general economic and labor trends both domestically and abroad. Because of the inherent difficulty in predicting economic trends, future demand for the Company’s services cannot be forecast with certainty.
The Company’s talent solutions business conducts placement activities through 317 offices in 42 states, the District of Columbia, and 18 foreign countries, while Protiviti has 65 offices in 23 states and 13 foreign countries.
Non-GAAP Financial Measures
The financial results of the Company are prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”) and the rules of the SEC. To help readers understand the Company’s financial performance, the Company supplements its GAAP financial results with the following non-GAAP measures: adjusted gross margin; adjusted selling, general and administrative expense; combined segment income; and as adjusted revenue growth rates.
The following measures: adjusted gross margin and adjusted selling, general and administrative expenses include gains and losses on investments held to fund the Company’s obligations under employee deferred compensation plans. The Company provides these measures because they are used by management to review its operational results.
Combined segment income is income before income taxes, adjusted for interest income and amortization of intangible assets. The Company provides combined segment income because it is how management evaluates segment performance.
As adjusted revenue growth rates represent year-over-year revenue growth rates after removing the impacts on reported revenues from the changes in the number of billing days and foreign currency exchange rates. The Company provides this data because it focuses on the Company’s revenue growth rates attributable to operating activities and aids in evaluating revenue trends over time. The impacts from the changes in billing days and foreign currency exchange rates are calculated as follows:
•Billing days impact is calculated by dividing each comparative period’s reported revenues by the number of billing days for that period to arrive at a per billing day amount. Same billing day growth rates are then calculated based on the per billing day amounts. Management calculates a global, weighted-average number of billing days for each reporting period based upon inputs from all countries and all functional specializations and segments.
•Foreign currency impact is calculated by retranslating current period international revenues using foreign currency exchange rates from the prior year’s comparable period.
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
Refer to Item 7a. “Quantitative and Qualitative Disclosures About Market Risk” of this report for further discussion of the impact of foreign currency exchange rates on the Company’s results of operations and financial condition.

Years ended December 31, 2022 and 2021
Service Revenues.    The Company’s revenues were $7.24 billion for the year ended December 31, 2022, increasing by 12.0%, compared to $6.46 billion for the year ended December 31, 2021. Revenues from U.S. operations increased 14.1% to $5.71 billion (78.9% of total revenue) for the year ended December 31, 2022, compared to $5.01 billion (77.5% of total revenue) for the year ended December 31, 2021. Revenues from international operations increased 4.9% to $1.53 billion (21.1% of total revenue) for the year ended December 31, 2022, compared to $1.45 billion (22.5% of total revenue) for the year ended December 31, 2021. Contributing factors for each reportable segment are discussed below in further detail.
Contract talent solutions revenues were $4.53 billion for the year ended December 31, 2022, increasing by 12.2% compared to revenues of $4.04 billion for the year ended December 31, 2021. Key drivers of contract talent solutions revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. The increase in contract talent solutions revenues for 2022 was primarily due to a 9.5% increase in average bill rates and a 2.2% increase in the number of hours worked by the Company's engagement professionals. On an as adjusted basis, contract talent solutions revenues increased 14.5% for 2022, compared to 2021. In the U.S., 2022 revenues increased 14.7% on a reported basis, and increased 14.8% on an as adjusted basis, compared to 2021. For the Company’s international operations, 2022 revenues increased 3.5% on a reported basis, and increased 13.2% on an as adjusted basis, compared to 2021.
Permanent placement talent solutions revenues were $725 million for the year ended December 31, 2022, increasing by 27.2% compared to revenues of $570 million for the year ended December 31, 2021. Key drivers of permanent placement talent solutions revenues consist of the number of candidate placements and average fees earned per placement. The increase in permanent placement talent solutions revenues for 2022 was primarily due to an 18.6% increase in the number of placements and an 8.6% increase in average fees earned per placement. On an as adjusted basis, permanent placement talent solutions revenues increased 30.5% for 2022 compared to 2021. In the U.S., 2022 revenues increased 32.7% on a reported basis, and increased 32.9% on an as adjusted basis, compared to 2021. For the Company’s international operations, 2022 revenues increased 15.0% on a reported basis, and increased 25.4% on an as adjusted basis, compared to 2021. Historically, demand for permanent placement services is even more sensitive to economic and labor market conditions than demand for contract talent solutions and this is expected to continue.
Protiviti revenues were $1.98 billion for the year ended December 31, 2022, increasing by 6.9% compared to revenues of $1.85 billion for the year ended December 31, 2021. Key drivers of Protiviti revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. The increase in Protiviti revenues for 2022 was primarily due to a 16.5% increase in average hourly bill rates, partially offset by a 9.6% decrease in billable hours. The increase in hourly bill rates and decrease in billable hours for 2022 was primarily due to an increase in the mix of full-time Protiviti consultants relative to contractors. On an as adjusted basis, Protiviti revenues increased 9.3% for 2022 compared to 2021. In the U.S., 2022 revenues increased 7.8% on a reported basis, and increased 7.9% on an as adjusted basis, compared to 2021. For the Company’s international operations, 2022 revenues increased 3.4% on a reported basis, and increased 14.8% on an as adjusted basis, compared to 2021.

A reconciliation of the non-GAAP year-over-year revenue growth rates to the reported year-over-year revenue growth rates for the year ended December 31, 2022, is presented in the following table:

	Global	United States	International
Contract talent solutions
As Reported	12.2%	14.7%	3.5%
Billing Days Impact	0.4%	0.1%	0.7%
Currency Impact	1.9%	—	9.0%
As Adjusted	14.5%	14.8%	13.2%
Permanent placement talent solutions
As Reported	27.2%	32.7%	15.0%
Billing Days Impact	0.3%	0.2%	0.7%
Currency Impact	3.0%	—	9.7%
As Adjusted	30.5%	32.9%	25.4%
Protiviti
As Reported	6.9%	7.8%	3.4%
Billing Days Impact	0.2%	0.1%	0.7%
Currency Impact	2.2%	—	10.7%
As Adjusted	9.3%	7.9%	14.8%
Gross Margin.    The Company’s gross margin dollars were $3.09 billion for the year ended December 31, 2022, up 14.8% from $2.70 billion for the year ended December 31, 2021. Contributing factors for each reportable segment are discussed below in further detail.
Gross margin dollars for contract talent solutions represent revenues less costs of services, which consist of payroll, payroll taxes and benefit costs for engagement professionals, and reimbursable expenses. The key drivers of gross margin are: i) pay-bill spreads, which represent the differential between wages paid to engagement professionals and amounts billed to clients; ii) fringe costs, which are primarily composed of payroll taxes and benefit costs; and iii) conversion revenues, which are earned when a contract position converts to a permanent position with the Company’s client.
Gross margin dollars for contract talent solutions were $1.80 billion for the year ended December 31, 2022, up 12.8% from $1.60 billion for the year ended December 31, 2021. As a percentage of revenues, gross margin dollars for contract talent solutions were 39.8% in 2022, up from 39.6% in 2021. This year-over-year improvement in gross margin percentage was primarily due to higher conversion revenues.
Gross margin dollars for permanent placement talent solutions represent revenues less reimbursable expenses. Gross margin dollars for permanent placement talent solutions were $724 million for the year ended December 31, 2022, up 27.2% from $569 million for the year ended December 31, 2021. Because reimbursable expenses for permanent placement talent solutions are de minimis, the increase in gross margin dollars is substantially explained by the increase in revenues previously discussed.
Gross margin dollars for Protiviti represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs, and reimbursable expenses. The primary drivers of Protiviti's gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s Protiviti staff. Gross margin dollars for Protiviti were $566 million for the year ended December 31, 2022, up 7.2% from $528 million for the year ended December 31, 2021. As a percentage of revenues, reported gross margin dollars for Protiviti were 28.6% in 2022, up from 28.5% in 2021. As a percentage of revenues, adjusted gross margin dollars for Protiviti were 27.9% in 2022, down from 29.0% in 2021. The year-over-year decrease in adjusted gross margin percentage was primarily due to lower staff utilization rates.

The Company's gross margin by reporting segment is summarized as follows (in thousands):

	Year Ended December 31,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2022	2021	2022	2021	2022	2021	2022	2021
Gross Margin
Contract talent solutions	$1,804,029	$1,598,716	$1,804,029	$1,598,716	39.8%	39.6%	39.8%	39.6%
Permanent placement talent solutions	723,706	568,983	723,706	568,983	99.8%	99.8%	99.8%	99.8%
Protiviti	566,314	528,329	552,465	537,176	28.6%	28.5%	27.9%	29.0%
Total	$3,094,049	$2,696,028	$3,080,200	$2,704,875	42.7%	41.7%	42.6%	41.9%
The following tables provide reconciliations of the non-GAAP adjusted gross margin to reported gross margin for the years ended 2022 and 2021 (in thousands):

	Year Ended December 31, 2022
	Contract talent solutions		Permanent placement talent solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$1,804,029	39.8%	$723,706	99.8%	$566,314	28.6%	$3,094,049	42.7%
Adjustments (1)	—	—	—	—	(13,849)	(0.7%)	(13,849)	(0.1%)
As Adjusted	$1,804,029	39.8%	$723,706	99.8%	$552,465	27.9%	$3,080,200	42.6%

	Year Ended December 31, 2021
	Contract talent solutions		Permanent placement talent solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$1,598,716	39.6%	$568,983	99.8%	$528,329	28.5%	$2,696,028	41.7%
Adjustments (1)	—	—	—	—	8,847	0.5%	8,847	0.2%
As Adjusted	$1,598,716	39.6%	$568,983	99.8%	$537,176	29.0%	$2,704,875	41.9%
(1)Changes in the Company’s deferred compensation obligations related to Protiviti operations are included in costs of services, while the related investment (income) loss is presented separately. The non-GAAP financial adjustments shown in the table above are to reclassify investment (income) loss from investments held in employee deferred compensation trusts to the same line item that includes the corresponding change in obligation. These adjustments have no impact on income before income taxes.
Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation, and occupancy costs. The Company’s selling, general and administrative expenses were $2.12 billion for the year ended December 31, 2022, up 8.5% from $1.95 billion for the year ended December 31, 2021. As a percentage of revenues, reported selling, general and administrative expenses were 29.3% in 2022, down from 30.2% in 2021. As a percentage of revenues, adjusted selling, general and administrative expenses were 30.3% in 2022, up from 29.4% in 2021. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for contract talent solutions were $1.25 billion for the year ended December 31, 2022, flat compared to the year ended December 31, 2021. As a percentage of revenues, reported selling, general and administrative expenses for contract talent solutions were 27.5% in 2022, down from 31.0% in 2021. As a percentage of revenues, adjusted selling, general and administrative expenses for contract talent solutions were 28.9% in 2022, down from 29.8% in 2021, due primarily to positive leverage from an increase in revenues.
Selling, general and administrative expenses for permanent placement talent solutions were $587 million for the year ended December 31, 2022, increasing by 25.5% from $468 million for the year ended December 31, 2021. As a percentage of revenues, reported selling, general and administrative expenses for permanent placement talent solutions services were 81.0% in 2022, down from 82.1% in 2021. As a percentage of revenues, adjusted selling, general and administrative expenses for permanent placement talent solutions was 82.2% in 2022, up from 81.2% in 2021, due primarily to higher staff compensation costs.

Selling, general and administrative expenses for Protiviti were $282 million for the year ended December 31, 2022, increasing by 21.6% from $232 million for the year ended December 31, 2021. As a percentage of revenues, selling, general and administrative expenses for Protiviti were 14.2% in 2022, up from 12.5% in 2021, due primarily to operating expenditures returning to more normal levels following lower levels of expenditures experienced during the COVID-19 pandemic.
The Company's selling, general and administrative expenses by reportable segment are summarized as follows (in thousands):

	Year Ended December 31,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2022	2021	2022	2021	2022	2021	2022	2021
Selling, General and Administrative Expenses
Contract talent solutions	$1,248,378	$1,251,565	$1,311,748	$1,204,844	27.5%	31.0%	28.9%	29.8%
Permanent placement talent solutions	587,164	468,028	596,084	462,518	81.0%	82.1%	82.2%	81.2%
Protiviti	281,754	231,689	281,754	231,689	14.2%	12.5%	14.2%	12.5%
Total	$2,117,296	$1,951,282	$2,189,586	$1,899,051	29.3%	30.2%	30.3%	29.4%
The following tables provide reconciliations of the non-GAAP selling, general and administrative expenses to reported selling, general and administrative expenses for the years ended 2022 and 2021 (in thousands):

	Year Ended December 31, 2022
	Contract talent solutions		Permanent placement talent solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$1,248,378	27.5%	$587,164	81.0%	$281,754	14.2%	$2,117,296	29.3%
Adjustments (1)	63,370	1.4%	8,920	1.2%	—	—	72,290	1.0%
As Adjusted	$1,311,748	28.9%	$596,084	82.2%	$281,754	14.2%	$2,189,586	30.3%

	Year Ended December 31, 2021
	Contract talent solutions		Permanent placement talent solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$1,251,565	31.0%	$468,028	82.1%	$231,689	12.5%	$1,951,282	30.2%
Adjustments (1)	(46,721)	(1.2%)	(5,510)	(0.9%)	—	—	(52,231)	(0.8%)
As Adjusted	$1,204,844	29.8%	$462,518	81.2%	$231,689	12.5%	$1,899,051	29.4%
(1)Changes in the Company’s deferred compensation obligations related to talent solutions operations are included in selling, general and administrative expenses, while the related investment (income) loss is presented separately. The non-GAAP financial adjustments shown in the table above are to reclassify investment (income) loss from investments held in employee deferred compensation trusts to the same line item that includes the corresponding change in obligation. These adjustments have no impact on income before income taxes.
(Income) Loss from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation obligation to employees changes and adjustments are recorded in selling, general and administrative expenses, or in the case of Protiviti, costs of services. The value of the related investment trust assets also changes by the equal and offsetting amount, leaving no net costs to the Company. The Company’s (income) loss from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments and is presented separately on the Consolidated Statements of Operations. The Company’s (income) loss from investments held in employee deferred compensation trusts was a loss of $86 million for the year ended December 31, 2022, down from income of $61 million for the year ended December 31, 2021. The decrease in income from trust investments was due to negative market returns in 2022.

Income Before Income Taxes and Segment Income. The Company’s total income before income taxes was $897 million, or 12.4% of revenues, for the year ended December 31, 2022, up from $804 million or 12.4% of revenues for the year ended December 31, 2021. Combined segment income was $891 million, or 12.3% of revenues, for the year ended December 31, 2022, up from $806 million, or 12.5% of revenues, for the year ended December 31, 2021.
The Company's non-GAAP combined segment income is summarized as follows (in thousands):

	Year Ended December 31,
	2022	% of Revenue	2021	% of Revenue
Combined Segment Income
Contract talent solutions	$492,281	10.9%	$393,872	9.8%
Permanent placement talent solutions	$127,622	17.6%	$106,465	18.7%
Protiviti	$270,711	13.7%	$305,487	16.5%
Total	$890,614	12.3%	$805,824	12.5%
The following table provides a reconciliation of the non-GAAP combined segment income to reported income before income taxes for the years ended December 31, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2022	% of Revenue	2021	% of Revenue
Income before income taxes	$896,955	12.4%	$803,780	12.4%
Interest income, net	(8,008)	(0.1%)	(197)	0.0%
Amortization of intangible assets	1,667	0.0%	2,241	0.1%
Combined segment income	$890,614	12.3%	$805,824	12.5%
Provision for income taxes. The provision for income taxes was 26.6% and 25.5% for the years ended December 31, 2022 and 2021, respectively. The higher tax rate for 2022 can be primarily attributed to higher non-deductible expenses in 2022, as well as lower stock compensation deductions due to the Company's stock price.
Years ended December 31, 2021 and 2020
A discussion of changes regarding the Company's financial condition and results of operations for the year ended December 31, 2021, compared to the year ended December 31, 2020, can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 14, 2022, which is available free of charge on the SEC’s website at www.sec.gov and at www.roberthalf.com/investor-center.
Liquidity and Capital Resources
The change in the Company’s liquidity during the years ended December 31, 2022 and 2021, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, investment in employee deferred compensation trusts, net of redemptions from employee deferred compensation trusts, repurchases of common stock, and payment of dividends.
Cash and cash equivalents were $659 million and $619 million at December 31, 2022, and 2021, respectively. Operating activities provided $684 million during the year ended December 31, 2022, offset by $117 million and $509 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $603 million during the year ended December 31, 2021, offset by $88 million and $459 million of net cash used in investing and financing activities, respectively.
Operating activities—Net cash provided by operating activities for the year ended December 31, 2022, was $684 million. This was composed of net income of $658 million adjusted upward for non-cash items of $254 million, offset by net cash used in changes in working capital of $228 million. Net cash provided by operating activities for the year ended December 31, 2021, was $603 million. This was composed of net income of $599 million, adjusted upward for non-cash items of $89 million, offset by net cash used in changes in working capital of $85 million.

Investing activities—Cash used in investing activities for the year ended December 31, 2022, was $117 million. This was composed of capital expenditures of $61 million, investments in employee deferred compensation trusts of $67 million and $19 million cash paid for an acquisition, partially offset by proceeds from employee deferred compensation trust redemptions of $30 million. Cash used in investing activities for the year ended December 31, 2021, was $88 million. This was composed of capital expenditures of $37 million and investments in employee deferred compensation trusts of $85 million, partially offset by proceeds from employee deferred compensation trust redemptions of $34 million.
Capital expenditures, including $40 million related to cloud computing implementations, in 2022, totaled $101 million, approximately 80.0% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s sustainability and future growth opportunities. Capital expenditures for cloud computing arrangements are included in cash flows from operating activities on the Company’s Consolidated Statements of Cash Flows. Capital expenditures included amounts spent on tenant improvements and furniture and equipment in the Company’s leased offices. The Company currently expects 2023 capitalized expenditures will range from $100 million to $120 million, of which $65 million to $75 million relates to software initiatives and technology infrastructure, including capitalized costs relating to the implementation of cloud computing arrangements.
Financing activities—Cash used in financing activities for the year ended December 31, 2022, was $509 million. This included repurchases of $320 million in common stock and $189 million in dividends paid to stockholders. Cash used in financing activities for the year ended December 31, 2021, was $459 million. This included repurchases of $288 million in common stock and $171 million in dividends paid to stockholders.
As of December 31, 2022, the Company is authorized to repurchase, from time to time, up to 3.8 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. On February 9, 2023, the Company authorized the repurchase, from time to time, of up to an additional 10.0 million shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the years ended December 31, 2022 and 2021, the Company repurchased 3.3 million shares, at a cost of $280 million, and 2.8 million shares, at a cost of $260 million, on the open market, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. During the years ended December 31, 2022 and 2021, such repurchases totaled 0.4 million shares, at a cost of $38 million, and 0.3 million shares, at a cost of $30 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital as of December 31, 2022, included $659 million in cash and cash equivalents and $1.02 billion in net accounts receivable, both of which will be a significant source of ongoing liquidity and financial resilience. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
There is limited visibility into future cash flows as the Company’s revenues and net income are dependent on macroeconomic conditions. The Company’s variable direct costs related to its contract talent solutions business will largely fluctuate in relation to its revenues.
The Company has an unsecured revolving credit facility (the “Credit Agreement”) of $100 million, which matures in May 2024. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the LIBOR, or an alternative base rate, plus an applicable margin. The Credit Agreement is subject to certain financial covenants and the Company was in compliance with these covenants as of December 31, 2022. There were no borrowings under the Credit Agreement as of December 31, 2022, or December 31, 2021.
On February 9, 2023, the Company announced a quarterly dividend of $0.48 per share to be paid to all shareholders of record as of February 24, 2023. The dividend will be paid on March 15, 2023.
Material Cash Requirements from Contractual Obligations
Leases. As of December 31, 2022, the Company reported current and long-term operating lease liabilities of $86.1 million and $151.8 million, respectively. These balances consist of the minimum rental commitments for 2023 and thereafter, discounted to reflect the Company’s cost of borrowing, under non-cancelable lease contracts executed as of December 31, 2022.
The majority of these leases are for real estate. In the event the Company vacates a location prior to the end of the lease term, the Company may be obliged to continue making lease payments. For further information, see Note F—“Leases” to the Company’s Consolidated Financial Statements included under Part II—Item 8 of this report.

Purchase Obligations. As of December 31, 2022, the Company incurred contractual purchase obligations of $251.3 million primarily related to software subscriptions, services, telecom services and software maintenance agreements. Of this amount, $113.5 million is expected to be paid within the next twelve months. These purchase obligations are incurred during the normal course of business.
Employee Deferred Compensation Plan. As of December 31, 2022, the Company reported deferred compensation plan obligations of $474.1 million in its accompanying Consolidated Statements of Financial Position. The balances are due to employees based upon elections they make at the time of deferring their funds. The timing of these payments may change based upon factors including termination of the Company’s employment arrangement with a participant. Assets of these plans are held by an independent trustee for the sole benefit of participating employees and consist of money market funds and mutual funds. For further information, see Note I—“Employee Deferred Compensation Plans” to the Company’s Consolidated Financial Statements included under Part II—Item 8 of this report.
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
For the year ended December 31, 2022, approximately 21.1% of the Company’s revenues were generated outside of the U.S.. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, Australian dollar and Brazilian real, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s international markets, the Company’s reported results vary.
During 2022, the U.S. dollar generally strengthened against the primary currencies in which the Company conducts business, compared to one year ago. Foreign currency exchange rates had the effect of decreasing reported service revenues by $139.1 million, or 2.2%, in 2022. The general strengthening of the U.S. dollar also affected the reported level of expenses incurred in the Company’s international operations. Because substantially all the Company’s international operations generated revenues and incurred expenses within the same country and currency, the effect of lower reported revenues is largely offset by the decrease in reported operating expenses. Reported net income was $6.5 million, or 1.1% lower in 2022, due to the effect of foreign currency exchange rates.
For the one month ended January 31, 2023, the U.S. dollar has weakened against the Euro, British Pound, Australian Dollar, Canadian Dollar and the Brazilian Real since December 31, 2022. If foreign currency exchange rates were to remain at January 2023 levels throughout 2023, the currency impact on the Company’s full-year reported revenues would be favorable, offset by an unfavorable impact on operating expenses. These results will likely have an immaterial impact on reported net income.
Fluctuations in foreign currency exchange rates impact the U.S. dollar amount of the Company’s stockholders’ equity. The assets and liabilities of the Company’s international subsidiaries are translated into U.S. dollars at the exchange rates in effect at period end. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive (income) loss. Although currency fluctuations impact the Company’s reported results and shareholders’ equity, such fluctuations generally do not affect cash flow or result in actual economic gains or losses. The Company generally has few cross-border transfers of funds, consisting of dividends from the Company’s foreign subsidiaries, and transfers to and from the U.S. related to intercompany working capital requirements.

Item 8. Financial Statements and Supplementary Data
ROBERT HALF INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share amounts)

	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$658,626	$619,001
Accounts receivable, net	1,018,287	984,691
Employee deferred compensation trust assets	432,734	494,991
Other current assets	175,465	169,864
Total current assets	2,285,112	2,268,547
Property and equipment, net	109,687	93,403
Right-of-use assets	201,998	228,793
Other intangible assets, net	5,317	3,334
Goodwill	237,810	222,855
Noncurrent deferred income taxes	124,564	135,427
Total assets	$2,964,488	$2,952,359
LIABILITIES
Accounts payable and accrued expenses	$168,163	$183,796
Accrued payroll and benefit costs	472,310	540,183
Employee deferred compensation plan obligations	474,111	535,276
Income taxes payable	15,535	15,631
Current operating lease liabilities	86,083	83,787
Total current liabilities	1,216,202	1,358,673
Noncurrent operating lease liabilities	151,768	181,291
Other liabilities	27,960	31,344
Total liabilities	1,395,930	1,571,308
Commitments and Contingencies (Note K)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 260,000,000 shares; issued and outstanding 107,698,498 and 110,685,989 shares	108	111
Additional paid-in capital	1,293,565	1,235,903
Accumulated other comprehensive income (loss)	(43,623)	(22,622)
Retained earnings	318,508	167,659
Total stockholders’ equity	1,568,558	1,381,051
Total liabilities and stockholders’ equity	$2,964,488	$2,952,359

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Service revenues	$7,238,142	$6,461,444	$5,109,000
Costs of services	4,144,093	3,765,416	3,096,389
Gross margin	3,094,049	2,696,028	2,012,611
Selling, general and administrative expenses	2,117,296	1,951,282	1,666,041
(Income) loss from investments held in employee deferred compensation trusts	86,139	(61,078)	(75,188)
Amortization of intangible assets	1,667	2,241	1,219
Interest income, net	(8,008)	(197)	(1,343)
Income before income taxes	896,955	803,780	421,882
Provision for income taxes	239,036	205,154	115,606
Net income	$657,919	$598,626	$306,276

Net income per share:
Basic	$6.08	$5.42	$2.72
Diluted	$6.03	$5.36	$2.70

Shares:
Basic	108,214	110,482	112,729
Diluted	109,171	111,718	113,318
Dividends declared per share	$1.72	$1.52	$1.36

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
COMPREHENSIVE INCOME (LOSS):
Net income	$657,919	$598,626	$306,276
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(25,274)	(18,702)	18,973
Foreign defined benefit plan adjustments, net of tax	4,273	812	(3,719)
Total other comprehensive income (loss)	(21,001)	(17,890)	15,254
Total comprehensive income (loss)	$636,918	$580,736	$321,530

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Par Value

Balance at December 31, 2019	115,120	$115	$1,127,487	$(19,986)	$36,067	$1,143,683
Net income	—	—	—	—	306,276	306,276
Adoption of accounting pronouncement	—	—	—	—	(558)	(558)
Other comprehensive income (loss)	—	—	—	15,254	—	15,254
Dividends declared ($1.36 per share)	—	—	—	—	(156,045)	(156,045)
Net issuances of restricted stock	879	1	(1)	—	—	—
Stock-based compensation	—	—	52,486	—	—	52,486
Repurchases of common stock	(2,871)	(3)	—	—	(155,804)	(155,807)
Balance at December 31, 2020	113,128	$113	$1,179,972	$(4,732)	$29,936	$1,205,289

Net income	—	—	—	—	598,626	598,626
Other comprehensive income (loss)	—	—	—	(17,890)	—	(17,890)
Dividends declared ($1.52 per share)	—	—	—	—	(170,679)	(170,679)
Net issuances of restricted stock	701	1	(1)	—	—	—
Stock-based compensation	—	—	55,932	—	—	55,932
Repurchases of common stock	(3,143)	(3)	—	—	(290,224)	(290,227)
Balance at December 31, 2021	110,686	$111	$1,235,903	$(22,622)	$167,659	$1,381,051

Net income	—	—	—	—	657,919	657,919
Other comprehensive income (loss)	—	—	—	(21,001)	—	(21,001)
Dividends declared ($1.72 per share)	—	—	—	—	(189,266)	(189,266)
Net issuances of restricted stock	693	1	(1)	—	—	—
Stock-based compensation	—	—	57,663	—	—	57,663
Repurchases of common stock	(3,681)	(4)	—	—	(317,804)	(317,808)
Balance at December 31, 2022	107,698	$108	$1,293,565	$(43,623)	$318,508	$1,568,558

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$657,919	$598,626	$306,276
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	8,771	9,464	4,200
Depreciation	47,398	52,210	62,281
Amortization of cloud computing implementation costs	28,925	28,023	18,399
Amortization of intangible assets	1,667	2,241	1,219
Realized and unrealized (gains) losses from investments held in employee deferred compensation trusts	98,776	(37,359)	(66,866)
Stock-based compensation	57,663	55,932	52,486
Deferred income taxes	10,810	(21,133)	(13,146)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(65,626)	(292,628)	127,740
Capitalized cloud computing implementation costs	(40,357)	(31,240)	(33,178)
Accounts payable and accrued expenses	3,735	52,610	1,098
Accrued payroll and benefit cost	(58,067)	99,005	119,231
Employee deferred compensation plan obligations	(61,165)	100,058	13,923
Income taxes payable	2,596	3,587	182
Other assets and liabilities, net	(9,295)	(16,260)	2,683
Net cash flows provided by operating activities	683,750	603,136	596,528

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(61,120)	(36,611)	(33,377)
Investments in employee deferred compensation trusts	(67,388)	(85,432)	(64,351)
Proceeds from employee deferred compensation trust redemptions	30,869	34,434	123,025
Payments for acquisitions, net of cash acquired	(18,984)	—	(15,836)
Net cash flows (used in) provided by investing activities	(116,623)	(87,609)	9,461

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	—	(239)	(218)
Repurchases of common stock	(319,897)	(287,738)	(159,172)
Dividends paid	(189,286)	(170,612)	(155,935)
Net cash flows used in financing activities	(509,183)	(458,589)	(315,325)
Effect of exchange rate fluctuations	(18,319)	(12,363)	13,284
Change in cash and cash equivalents	39,625	44,575	303,948
Cash and cash equivalents at beginning of period	619,001	574,426	270,478
Cash and cash equivalents at end of period	$658,626	$619,001	$574,426

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$368	$548	$577
Income taxes, net of refunds	$217,927	$219,726	$128,321
Non-cash items:
Stock repurchases awaiting settlement	$3,504	$5,593	$3,104
Fund exchanges within employee deferred compensation trusts	$103,003	$116,815	$208,055
Contingent consideration related to acquisition	$1,300	$—	$—

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Summary of Significant Accounting Policies
Nature of Operations.    Robert Half International Inc. (the “Company”) is a specialized talent solutions and business consulting firm that connects opportunities at great companies with highly skilled job seekers. Robert Half® offers contract talent solutions and permanent placement talent solutions for finance and accounting, technology, marketing and creative, legal, administrative, and customer support roles. Robert Half is also the parent company of Protiviti®, a global consulting firm that provides internal audit, risk, business, and technology consulting solutions.
During 2022 the Company unified its family of Robert Half brands to focus on its key brand, Robert Half. This simplifies the Company’s go-to-market brand structure for clients and candidates, provides leverage for greater brand awareness, and allows future flexibility to expand the Company’s existing functional specializations. In connection with this process, the Company’s current financial statement disclosures reflect new names for its reportable segments, including contract talent solutions (formerly temporary and consultant staffing), permanent placement talent solutions (formerly permanent placement staffing) and Protiviti (formerly risk consulting and internal audit services). What was previously referred to as staffing operations is now referred to as talent solutions.
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
The Company operates in North America, South America, Europe, Asia, and Australia. The Company is a Delaware corporation.
Basis of Presentation.    The Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the 2022 presentation.
Principles of Consolidation.    The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates.    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of December 31, 2022, such estimates include allowances for credit losses, variable consideration, workers’ compensation losses, accrued medical expenses, income and other taxes, and assumptions used in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions. Actual results and outcomes may differ from management’s estimates and assumptions.
Service Revenues.    The Company derives its revenues from three segments: contract talent solutions, permanent placement talent solutions, and Protiviti. Revenues are recognized when promised goods or services are delivered to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. See Note C—“Revenue Recognition” for further discussion of the revenue recognition accounting policy.
Costs of Services.    Direct costs of contract talent solutions consist of payroll, payroll taxes, and benefit costs for the Company’s engagement professionals, as well as reimbursable expenses. Direct costs of permanent placement talent solutions consist of reimbursable expenses. Protiviti direct costs of services include professional staff payroll, payroll taxes and benefit costs, as well as reimbursable expenses.
Advertising Costs.    The Company expenses all advertising costs as incurred. Advertising costs were $55.6 million, $49.3 million and $37.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Income) Loss from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s deferred compensation obligation to employees changes and adjustments are recorded in selling, general and administrative expenses or, in the case of Protiviti, costs of services. The value of the related investment trust assets also changes by an equal and offsetting amount, leaving no net cost to the Company. The Company’s (income) loss from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments and is presented separately on the Consolidated Statements of Operations.
The following table presents the Company’s (income) loss from investments held in employee deferred compensation trusts (in thousands):

	Year Ended December 31,
	2022	2021	2020
Dividend income	$(12,637)	$(23,719)	$(8,322)
Realized and unrealized (gains) losses	98,776	(37,359)	(66,866)
(Income) loss from investments held in employee deferred compensation trusts	$86,139	$(61,078)	$(75,188)
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
Level 1: observable inputs for identical assets or liabilities, such as quoted prices in active markets
Level 2: inputs other than the quoted prices in active markets that are observable either directly or indirectly
Level 3: unobservable inputs in which there is little or no market data, which requires management’s best estimates and assumptions that market participants would use in pricing the asset or liability
The carrying value of cash and cash equivalents, net accounts receivable, and accounts payable and accrued expenses approximates fair value because of their short-term nature. The Company holds mutual funds and money market funds to satisfy its obligations under its employee deferred compensation plans which are carried at fair value based on quoted market prices in active markets for identical assets (level 1).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the composition of the underlying assets which comprise the Company’s deferred compensation trust assets (in thousands):

		Fair Value Measurements Using
	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$77,730	$77,730	—	—
Mutual funds - bond	31,096	31,096	—	—
Mutual funds - stock	245,908	245,908	—	—
Mutual funds - blend	78,000	78,000	—	—
	$432,734	$432,734	—	—

		Fair Value Measurements Using
	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$66,700	$66,700	—	—
Mutual funds - bond	30,750	30,750	—	—
Mutual funds - stock	303,277	303,277	—	—
Mutual funds - blend	94,264	94,264	—	—
	$494,991	$494,991	—	—
Certain items, such as goodwill and other intangible assets, are recognized or disclosed at fair value on a non-recurring basis. The Company determines the fair value of these items using level 3 inputs. There are inherent limitations when estimating the fair value of financial instruments, and the fair values reported are not necessarily indicative of the amounts that would be realized in current market transactions.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the activity in the allowance for credit losses from December 31, 2020, through December 31, 2022 (in thousands):

Allowance for Credit Losses
Balance as of December 31, 2020	$19,617
Charges to expense	9,464
Deductions	(6,827)
Other, including translation adjustments	(724)
Balance as of December 31, 2021	$21,530
Charges to expense	8,771
Deductions	(7,091)
Other, including translation adjustments	(649)
Balance as of December 31, 2022	$22,561
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
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the possession date (generally, this is the commencement date) of the lease based on the present value of lease payments over the lease term. The lease payments included in the present value are fixed lease payments and fixed management fees. The operating lease ROU assets include any payments made before the commencement date and exclude lease incentives. As most of the Company’s leases do not provide an implicit rate, the Company estimates its collateralized incremental borrowing rate, based on information available at the commencement date, in determining the present value of lease payments. The Company applies the portfolio approach in applying discount rates to its classes of leases. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company does not have any material subleases. The Company does not currently have residual value guarantees or restrictive covenants in its leases. The Company has contracts with lease and non-lease components, which are accounted for on a combined basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and Intangible Assets.    Goodwill and intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment assessment during the second quarter in each of the years ended December 31, 2022, 2021 and 2020, and determined that no adjustment to the carrying value of goodwill was required. There were no events or changes in circumstances during the six months ended December 31, 2022, that caused the Company to perform an interim impairment assessment.
Income Taxes.    The Company’s operations are subject to U.S. federal, state, local and foreign income taxes. In establishing its deferred income tax assets and liabilities and its provision for income taxes, the Company makes judgments and interpretations based on the enacted tax laws that are applicable to its operations in various jurisdictions. Deferred tax assets and liabilities are measured and recorded using current enacted tax rates, which the Company expects will apply to taxable income in the years in which those temporary differences are recovered or settled. The likelihood of a material change in the Company’s expected realization of its deferred tax assets is dependent on future taxable income and the effectiveness of its tax planning strategies in the various relevant jurisdictions.
The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. Valuation allowances of $23.6 million and $24.2 million were recorded as of December 31, 2022, and 2021, respectively. The valuation allowances recorded related primarily to net operating losses in certain international operations. If such losses are ultimately utilized to offset future segment income, the Company will recognize a tax benefit up to the full amount of the valuation reserve.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency Translation.    The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of the Company’s international subsidiaries is their local currency. The results of operations of the Company’s international subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company’s international subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within Stockholders’ Equity. Gains and losses resulting from foreign currency transactions are included as a component of selling, general and administrative expenses in the Consolidated Statements of Operations and have not been material for all periods presented.
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
Note B—New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Government Assistance. In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” to increase the transparency of government assistance, including the disclosure of the types of assistance an entity receives, an entity’s method of accounting for government assistance and the effect of the assistance on an entity’s financial statements. This standard is effective for annual periods beginning after December 15, 2021. The amendments should be applied either (1) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or (2) retrospectively to those transactions. The Company adopted this ASU in January 2022. The adoption of this guidance did not have a material impact on its financial statements.
Business Combinations. In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers, as if it had originated the contracts. After the amendments are adopted, it is expected that an acquirer will generally recognize and measure acquired contract assets and contract liabilities in a manner consistent with how the acquiree recognized and measured them in its pre-acquisition financial statements. The ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this ASU during the fourth quarter of 2022. The adoption of this guidance did not have a material impact on its financial statements.
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
Contract talent solutions revenues. Contract talent solutions revenues from contracts with customers are recognized in the amount to which the Company has a right to invoice when the services are rendered by the Company’s engagement professionals. The substantial majority of engagement professionals placed on assignment by the Company are the Company’s legal employees while they are working on assignments. The Company pays all related costs of employment, including workers’ compensation insurance, state and federal unemployment taxes, social security, and certain fringe benefits. The Company assumes the risk of acceptability of its employees to its customers.
The Company records contract talent solutions revenue on a gross basis as a principal versus on a net basis as an agent in the presentation of revenues and expenses. The Company has concluded that gross reporting is appropriate because the Company (i) has the risk of identifying and hiring qualified employees, (ii) has the discretion to select the employees and establish their price and duties, and (iii) bears the risk for services that are not fully paid for by customers. Fees paid to time management or vendor management service providers selected by clients are recorded as a reduction of revenues, as the Company is not the primary obligor with respect to those services.
Permanent placement talent solutions revenues. Permanent placement talent solutions revenues from contracts with customers are primarily recognized when employment candidates accept offers of permanent employment. The Company has a substantial history of estimating the financial impact of permanent placement candidates who do not remain with its clients through the 90-day guarantee period. These amounts are established based primarily on historical data and are recorded as liabilities. Fees to clients are generally calculated as a percentage of the new employee’s annual compensation. No fees for permanent placement talent solutions services are charged to employment candidates.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the Company’s revenues disaggregated by functional specialization and segments (in thousands):

	Year Ended December 31,
	2022	2021	2020
Contract talent solutions
Finance and accounting	$3,185,183	$2,764,897	$2,256,966
Administration and customer support	1,042,634	1,058,906	764,947
Technology	857,261	795,319	695,418
Elimination of intersegment revenues (a)	(552,231)	(580,379)	(239,996)
Total contract talent solutions	4,532,847	4,038,743	3,477,335
Permanent placement talent solutions	725,155	569,921	370,109
Protiviti	1,980,140	1,852,780	1,261,556
Total service revenues	$7,238,142	$6,461,444	$5,109,000
(a)Service revenues for finance and accounting, administrative and customer support, and technology include intersegment revenues, which represent revenues from services provided to the Company’s Protiviti segment in connection with the Company’s blended business solutions. Intersegment revenues for each functional specialization are aggregated and then eliminated as a single line.
Payment terms in the Company's contracts vary by the type and location of the Company’s customer and the services offered. The term between invoicing and when payment is due is not significant.
Contracts with multiple performance obligations are recognized as performance obligations are delivered, and contract value is allocated based on relative stand-alone selling values of the services and products in the arrangement. As of December 31, 2022, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $152.6 million. Of this amount, $138.4 million is expected to be recognized within the next twelve months. As of December 31, 2021, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $111.9 million.
Contract liabilities are recorded when cash payments are received or due in advance of performance and are reflected in accounts payable and accrued expenses on the Consolidated Statements of Financial Position. The following table sets forth the activity in contract liabilities from December 31, 2020, through December 31, 2022 (in thousands):

Contract
Liabilities
Balance as of December 31, 2020	$18,252
Payments in advance of satisfaction of performance obligations	27,341
Revenue recognized	(20,372)
Other, including translation adjustments	380
Balance as of December 31, 2021	$25,601
Payments in advance of satisfaction of performance obligations	43,830
Revenue recognized	(47,056)
Other, including translation adjustments	(392)
Balance as of December 31, 2022	$21,983

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note D—Other Current Assets
Other current assets consisted of the following (in thousands):

	December 31,
	2022	2021
Prepaid expenses	$69,394	$69,526
Unamortized cloud computing implementation costs	56,108	44,692
Other	49,963	55,646
Other current assets	$175,465	$169,864
Note E—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	December 31,
	2022	2021
Computer hardware	$160,028	$157,408
Computer software	219,863	246,013
Furniture and equipment	96,601	93,144
Leasehold improvements	171,893	165,153
Property and equipment, cost	648,385	661,718
Accumulated depreciation	(538,698)	(568,315)
Property and equipment, net	$109,687	$93,403

Note F—Leases
The Company has operating leases for corporate and field offices, and certain equipment. The Company’s leases have remaining lease terms of less than 1 year to 9 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year. Operating lease expense was $89.3 million, $86.6 million and $81.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Supplemental cash flow information related to leases consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for operating lease liabilities	$93,302	$91,253	$84,569
Right-of-use assets obtained in exchange for new operating lease liabilities	$63,622	$51,471	$102,007
Supplemental balance sheet information related to leases consisted of the following:

	Year Ended December 31,
	2022	2021	2020
Weighted average remaining lease term for operating leases	3.5 years	3.9 years	4.5 years
Weighted average discount rate for operating leases	2.2%	2.3%	2.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum lease payments under non-cancelable leases as of December 31, 2022, were as follows (in thousands):

2023	$90,452
2024	67,170
2025	41,260
2026	27,153
2027	14,182
Thereafter	7,189
Less: Imputed interest	(9,555)
Present value of operating lease liabilities (a)	$237,851
(a) Includes current portion of $86.1 million for operating leases.
As of December 31, 2022, the Company had additional future minimum lease obligations totaling $4.1 million under executed operating lease contracts that had not yet commenced. These operating leases include agreements for corporate and field office facilities with lease terms of 1 to 6 years.
Note G—Goodwill
The following table sets forth the activity in goodwill from December 31, 2020, through December 31, 2022 (in thousands):

	Goodwill
	Contract talent solutions	Permanent placement talent solutions	Protiviti	Total
Balance as of December 31, 2020	$134,511	$26,180	$62,364	$223,055
Foreign currency translation adjustments	73	9	(282)	(200)
Balance as of December 31, 2021	$134,584	$26,189	$62,082	$222,855
Acquisition (a)	—	—	15,892	15,892
Foreign currency translation adjustments	(466)	(91)	(380)	(937)
Balance as of December 31, 2022	$134,118	$26,098	$77,594	$237,810
(a)In December 2022, the Company, through its wholly owned subsidiary Protiviti, acquired R2integrated (“R2i”), a digital experience agency specializing in digital solutions that integrate and accelerate customer experiences to drive impact for brands. In connection with the acquisition, the Company recorded goodwill of $15.9 million within its Protiviti segment.
Note H—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	December 31,
	2022	2021
Payroll and benefits	$423,439	$449,246
Payroll taxes	33,559	74,117
Workers’ compensation	15,312	16,820
Accrued payroll and benefit costs	$472,310	$540,183

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note I—Employee Deferred Compensation Plans
The Company provides various qualified defined contribution 401(k) plans covering eligible employees. The plans offer a savings feature with the Company matching employee contributions. Assets of this plan are held by an independent trustee for the sole benefit of participating employees. Nonqualified plans are provided for employees on a discretionary basis, including those not eligible for the qualified plans. These plans include provisions for salary deferrals and discretionary contributions. The asset value of the nonqualified plans was $432.7 million and $495.0 million as of December 31, 2022, and December 31, 2021, respectively. The Company holds these assets to satisfy the Company’s liabilities under its deferred compensation plans.
The liability value for the nonqualified plans was $474.1 million and $535.3 million as of December 31, 2022, and December 31, 2021, respectively.
The following table presents the Company’s compensation expense related to its qualified defined contribution plans and nonqualified plans (in thousands):

	Year Ended December 31,
	2022	2021	2020
Contribution expense	$50,406	$47,119	$42,092
Increase (decrease) in employee deferred compensation expense related to changes in the fair value of trust assets	(86,139)	61,078	75,188
	$(35,733)	$108,197	$117,280
The Company has statutory defined contribution plans and defined benefit plans outside the U.S., which are not material.
Note J—Income Taxes
The provision for income taxes for the years ended December 31, 2022, 2021 and 2020, consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$137,483	$137,862	$79,926
State	47,032	47,226	27,401
Foreign	40,204	41,464	20,018
Deferred:
Federal and state	13,542	(22,515)	(9,089)
Foreign	775	1,117	(2,650)
	$239,036	$205,154	$115,606
Income before the provision for income taxes for the years ended December 31, 2022, 2021 and 2020, consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$780,624	$676,445	$378,876
Foreign	116,331	127,335	43,006
	$896,955	$803,780	$421,882

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income taxes shown above varied from the statutory federal income tax rates for these periods as follows:

	Year Ended December 31,
	2022	2021	2020
Federal U.S. income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	4.7	4.5	4.9
Permanent book/tax differences	0.3	(0.4)	0.3
Compensation book/tax differences	0.7	0.7	1.3
Non-U.S. income taxed at different rates, net of foreign tax credits	1.7	1.9	1.7
Federal tax credits	(1.0)	(1.6)	(1.5)
Tax impact of uncertain tax positions	0.1	0.3	0.1
Other, net	(0.9)	(0.9)	(0.4)
Effective tax rate	26.6%	25.5%	27.4%
The deferred portion of the tax provision (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Accrued expenses, deducted for tax when paid	$41,953	$(32,741)	$(33,997)
Internal-use software and capitalized costs	(7,930)	462	1,904
Depreciation	4,608	(2,286)	6,732
Unrealized gains (losses) from investments held in employee deferred compensation trusts	(26,009)	8,167	14,882
Other, net	1,695	5,000	(1,260)
	$14,317	$(21,398)	$(11,739)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the deferred income tax amounts at December 31, 2022 and 2021, were as follows (in thousands):

	December 31,
	2022	2021
Deferred income tax assets
Employee deferred compensation and other benefit obligations	$137,501	$155,064
Deferred revenues, foreign royalties and management fees	3,528	16,034
Deferred payroll taxes (CARES Act)	—	13,355
Credits and net operating loss carryforwards	24,782	24,811
Stock-based compensation	5,262	3,843
Allowance for credit losses	6,765	6,557
Workers’ compensation	3,207	3,623
Operating lease liabilities	46,145	52,614
Other	17,542	18,565
Total deferred income tax assets	244,732	294,466
Deferred income tax liabilities
Amortization of intangible assets	(20,465)	(24,391)
Property and equipment basis differences	(19,756)	(23,305)
Unrealized gains from investments held in employee deferred compensation trusts	(7,992)	(34,001)
Right-of-use assets	(37,618)	(43,986)
Other	(12,104)	(10,549)
Total deferred income tax liabilities	(97,935)	(136,232)
Valuation allowance	(23,571)	(24,198)
Total deferred income tax assets, net	$123,226	$134,036
Credits and net operating loss carryforwards primarily include tax-effected net operating losses in foreign countries of $23.1 million that expire in 2023 and later, and California enterprise zone tax credits of $1.6 million that expire in 2023. Of the $1.6 million of California enterprise zone tax credits, the Company expects that it will utilize $0.2 million of these credits prior to expiration. Valuation allowances of $22.2 million have been maintained against net operating loss carryforwards and other deferred items in foreign countries. In addition, a valuation allowance of $1.4 million has been maintained against California enterprise zone tax credits.
As of December 31, 2022, the Company’s consolidated financial statements provide for any related U.S. tax liability on earnings of international subsidiaries that may be repatriated.
The following table reconciles the total amounts of gross unrecognized tax benefits from January 1, 2020 to December 31, 2022 (in thousands):

	December 31,
	2022	2021	2020
Balance at beginning of period	$11,264	$9,785	$9,354
Gross increases—tax positions in prior years	1,528	3	220
Gross decreases—tax positions in prior years	(7)	0	0
Gross increases—tax positions in current year	1,533	3,370	1,678
Lapse of statute of limitations	(2,058)	(1,894)	(1,467)
Balance at end of period	$12,260	$11,264	$9,785
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $12.3 million, $11.3 million and $9.8 million for 2022, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The total amount of interest and penalties accrued as of December 31, 2022, is $0.6 million, including a $0.2 million increase recorded in income tax expense during the year. The total amount of interest and penalties accrued as of December 31, 2021, was $0.4 million, including a $0.1 million decrease recorded in income tax expense during the year. The total amount of interest and penalties accrued as of December 31, 2020, was $0.5 million, including less than a $0.1 million increase recorded in income tax expense during the year.
The Company does not believe it is reasonably possible that the settlement of tax uncertainties will occur within the next twelve months.
The Company’s major income tax jurisdictions are the United States, Australia, Belgium, Canada, France, Germany and the United Kingdom. For U.S. federal income tax, the Company remains subject to examination for 2019 and subsequent years. For major U.S. states, with few exceptions, the Company remains subject to examination for 2018 and subsequent years. Generally, for foreign countries, the Company remains subject to examination for 2015 and subsequent years.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has an uncommitted letter of credit facility (the “facility”) of up to $35.0 million, which is available to cover the issuance of debt support standby letters of credit. The Company had used $14.1 million and $18.0 million in debt support standby letters of credit as of December 31, 2022 and 2021, respectively. Of the debt support standby letters of credit outstanding, as of December 31, 2022 and 2021, $14.1 million and $18.0 million, respectively, satisfied workers’ compensation insurer’s collateral requirements. There is a service fee of 1.2% on the used portion of the facility. The facility is subject to certain financial covenants and expires on August 31, 2023. The Company was in compliance with these covenants as of December 31, 2022. The Company intends to renew this facility prior to its August 31, 2023, expiration.
The Company has an unsecured revolving credit facility (the “Credit Agreement”) of $100 million, which matures in May 2024. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the LIBOR, or an alternative base rate, plus an applicable margin. The Credit Agreement is subject to certain financial covenants and the Company was in compliance with these covenants as of December 31, 2022. There were no borrowings under the Credit Agreement as of December 31, 2022 or December 31, 2021.
Note L—Stockholders' Equity
Stock Repurchase Program.    As of December 31, 2022, the Company is authorized to repurchase, from time to time, up to 3.8 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the years ended December 31, 2022, 2021 and 2020, are reflected in the following table (in thousands):

	Year Ended December 31,
	2022	2021	2020
Common stock repurchased (in shares)	3,319	2,796	2,505
Common stock repurchased	$280,130	$260,410	$138,408
Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. The number and the cost of employee stock plan repurchases made during the years ended December 31, 2022, 2021 and 2020, are reflected in the following table (in thousands):

	Year Ended December 31,
	2022	2021	2020
Repurchases related to employee stock plans (in shares)	362	347	366
Repurchases related to employee stock plans	$37,678	$29,817	$17,399
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for each of the three years ended December 31, 2022, 2021 and 2020 (consisting of purchase of shares for the treasury) is presented in the Consolidated Statements of Stockholders’ Equity.
Dividends.  The Company’s Board of Directors may, at their discretion, declare and pay cash dividends upon the shares of the Company’s stock, either out of the Company’s retained earnings or additional paid-in capital. The dividends declared per share were $1.72, $1.52 and $1.36 during the years ended December 31, 2022, 2021 and 2020, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

not vest are forfeited. Recipients of stock units do not pay any cash consideration for the units, do not have the right to vote and do not receive dividends with respect to such units.
During the year ended December 31, 2022, the Company granted performance shares to its executives in the form of restricted stock. The shares granted contain (1) a performance condition based on Return on Invested Capital (“ROIC”), and (2) a market condition based on Total Shareholder Return (“TSR”). The ROIC performance condition and the TSR market condition measure the Company’s performance against a peer group. Shares will be delivered at the end of a three-year vesting, TSR and ROIC performance period based on the Company’s actual performance compared to the peer group. The ROIC performance condition is calculated first and has a range of possible outcomes of zero percent (0%) to one-hundred fifty percent (150%). The TSR condition is considered a modifier of the ROIC performance condition. The range for the TSR condition is seventy-five percent (75%) to one-hundred twenty-five percent (125%). The result calculated by multiplying the ROIC percentage by the TSR percentage is used to calculate the actual number of shares earned. The fair value of this award was determined using a Monte Carlo simulation with the following assumptions: a historical volatility of 36.7%, a 0% dividend yield, and a risk-free interest rate of 2.3%. The historical volatility was based on the most recent 2.78-year period for the Company and the components of the peer group. The stock price movements have been modeled such that the dividends are incorporated in the returns of each company’s stock, therefore the Monte Carlo simulation reflects a 0% dividend yield for each stock. The use of a 0% dividend yield is mathematically equivalent to including the dividends in the calculation of TSR. The risk-free interest rate is equal to the yield, as of the valuation date, of the zero-coupon U.S. Treasury bill that is commensurate with the remaining performance period.
Unrecognized compensation cost is expected to be recognized over the next four years. Total unrecognized compensation cost, net of estimated forfeitures, for restricted stock and stock units was $85.4 million, $75.3 million and $73.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The following table reflects activity under all stock plans from December 31, 2019 through December 31, 2022, and the weighted average exercise prices (in thousands, except per share amounts):

	Non-Executive Officer Time-Based Awards		Performance-Based Awards With Market Conditions		Performance-Based Awards Without Market Conditions		Total Awards With Performance Condition
	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/ Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2019	947	$57.67	236	$74.01	608	$51.74	844	$57.97
Granted	625	$54.92	223	$66.86	70	$47.45	293	$62.22
Restrictions lapsed	(526)	$54.57	—	—	(400)	$47.45	(400)	$47.45
Forfeited	(26)	$58.37	—	—	—	—	—	—
Outstanding, December 31, 2020	1,020	$57.57	459	$70.53	278	$56.83	737	$65.36
Granted	507	$76.49	167	$88.77	70	$56.83	237	$79.40
Restrictions lapsed	(530)	$60.10	—	—	(348)	$56.83	(348)	$56.83
Forfeited	(46)	$65.40	—	—	—	—	—	—
Outstanding, December 31, 2021	951	$65.85	626	$75.41	—	—	626	$75.41
Granted	410	$116.01	320	$96.20	—	—	320	$96.20
Restrictions lapsed	(425)	$64.27	(442)	$74.01	—	—	(442)	$74.01
Forfeited	(28)	$80.78	—	—	—	—	—	—
Outstanding, December 31, 2022	908	$88.74	504	$89.84	—	—	504	$89.84
The total fair value of shares vested was $87.8 million, $78.0 million and $46.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
At December 31, 2022, the total number of available shares to grant under the plans (consisting of either restricted stock, stock units, stock appreciation rights or options to purchase common stock) was approximately 3.6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note N—Net Income Per Share
The calculation of net income per share for the three years ended December 31, 2022, 2021 and 2020, are reflected in the following table (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Net income	$657,919	$598,626	$306,276
Basic:
Weighted average shares	108,214	110,482	112,729
Diluted:
Weighted average shares	108,214	110,482	112,729
Dilutive effect of potential common shares	957	1,236	589
Diluted weighted average shares	109,171	111,718	113,318
Net income per share:
Basic	$6.08	$5.42	$2.72
Diluted	$6.03	$5.36	$2.70
Potential common shares include the dilutive effect of unvested performance-based restricted stock, restricted stock which contains forfeitable rights to dividends, and stock units.
Note O—Business Segments
The Company has three reportable segments: contract talent solutions, permanent placement talent solutions, and Protiviti. Operating segments are defined as components of the Company for which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The contract talent solutions and permanent placement talent solutions segments provide specialized engagement professionals and full-time personnel, respectively, for finance and accounting, technology, marketing and creative, legal, administrative, and customer support roles. The Protiviti segment provides business and technology risk consulting and internal audit services.
The accounting policies of the segments are set forth in Note A—“Summary of Significant Accounting Policies”. The Company evaluates performance based on income before net interest income, intangible assets amortization expense and income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of service revenues and segment income by reportable segment to consolidated results (in thousands):

	Year Ended December 31,
	2022	2021	2020
Service revenues
Contract talent solutions	$4,532,847	$4,038,743	$3,477,335
Permanent placement talent solutions	725,155	569,921	370,109
Protiviti	1,980,140	1,852,780	1,261,556
	$7,238,142	$6,461,444	$5,109,000
Segment income
Contract talent solutions	$492,281	$393,872	$237,279
Permanent placement talent solutions	127,622	106,465	28,799
Protiviti	270,711	305,487	155,680
Combined segment income	890,614	805,824	421,758
Amortization of intangible assets	1,667	2,241	1,219
Interest income, net	(8,008)	(197)	(1,343)
Income before income taxes	$896,955	$803,780	$421,882
Service revenues presented above are shown net of eliminations of intersegment revenues. Intersegment revenues between contract talent solutions segment and Protiviti segment were $552.2 million, $580.4 million and $240.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
The Company operates internationally, with operations in North America, South America, Europe, Asia, and Australia. The following tables represent revenues and long-lived assets by geographic location (in thousands):

	Year Ended December 31,
	2022	2021	2020
Service revenues (a)
Domestic	$5,712,330	$5,006,525	$3,984,742
Foreign (b)	1,525,812	1,454,919	1,124,258
	$7,238,142	$6,461,444	$5,109,000

		December 31,
		2022	2021
Property and equipment, net
Domestic		$90,388	$76,757
Foreign		19,299	16,646
		$109,687	$93,403

(a)No customer accounted for more than 10% of the Company’s total service revenues in any year presented.
(b)No country represented more than 10% of revenues in any year presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note P—Subsequent Events
On February 9, 2023, the Company authorized the repurchase, from time to time, of up to an additional 10.0 million shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The authorization is in addition to the approximately 3.8 million shares remaining under the existing repurchase program. There is no guarantee as to whether, when, or how many shares the Company will repurchase, and the Company may discontinue the repurchase program at any time.
On February 9, 2023, the Company announced the following:

Quarterly dividend per share	$0.48
Declaration date	February 9, 2023
Record date	February 24, 2023
Payment date	March 15, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Robert Half International Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedule listed in the index appearing under Item 15(a)(2), of Robert Half International Inc. and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Income taxes

As described in Notes A and J to the consolidated financial statements, the Company’s operations are subject to U.S. federal, state and local, and foreign income taxes. In establishing its deferred income tax assets and liabilities and its provision for income taxes, management makes judgments and interpretations based on the enacted tax laws that are applicable to its operations in various jurisdictions. Deferred tax assets and liabilities are measured and recorded using current enacted tax rates, which management expects will apply to taxable income in the years in which those temporary differences are recovered or settled. Management also evaluates the need for valuation allowances to reduce deferred tax assets to realizable amounts. In determining the realizability of its deferred tax assets, management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. As disclosed by management, the likelihood of a material change in the Company’s expected realization of its deferred tax assets is dependent on future taxable income and the effectiveness of its tax planning strategies in the various relevant jurisdictions. The Company recorded a provision for income taxes of $239.0 million for the year ended December 31, 2022 and net deferred income tax assets of $123.2 million including a valuation allowance of $23.6 million as of December 31, 2022.

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
February 10, 2023

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
Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Item 9B. Other Information
On February 9, 2023, the Board of Directors amended and restated the Company’s By-Laws, effective immediately, to modify “Article II, Meeting of Stockholders.” The amendments were primarily implemented to update certain procedures and disclosures required in connection with shareholder director nominations and business proposals, including to address newly adopted Rule 14a-19 of the Securities Exchange Act of 1934, as amended. Such updates include, without limitation, requiring: (i) a nominating shareholder to represent whether it intends to solicit proxies in accordance with Rule 14a-19 and to certify that it has satisfied Rule 14a-19, (ii) requiring additional background information and disclosures regarding the nominating shareholders, proposed director candidates, and other persons related to a shareholder’s solicitation of proxies be provided and (iii) requiring that any stockholder soliciting proxies use a proxy card color other than white. In addition, the amendments made certain conforming changes to procedural provisions to reflect recent amendments to the Delaware General Corporation Law. The amendments also reflect other immaterial administrative, ministerial and conforming revisions.
The foregoing description is qualified in its entirety by reference to the Amended and Restated By-Laws that are attached hereto as Exhibit 3.2 and incorporated herein by reference.

PART III
Except as provided below in this Part III, the information required by Items 10 through 14 of Part III is incorporated by reference from Item 1 of this Report and from the registrant’s Proxy Statement, under the captions “Nomination and Election of Directors,” “Beneficial Stock Ownership,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Corporate Governance,” “The Board and Committees” and “Independent Registered Public Accounting Firm” which Proxy Statement will be mailed to stockholders in connection with the registrant’s annual meeting of stockholders, which is scheduled to be held in May 2023.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)1. Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

3. Exhibits

Exhibit No.	Exhibit
3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

3.2	By-Laws of Robert Half International Inc.

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

*10.1	Form of Power of Attorney and Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.
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

*10.9	Senior Executive Retirement Plan, as amended and restated, effective January 1, 2023.

*10.10
Form of Part-Time Employment Agreement, as amended and restated, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014.

*10.11	Annual Performance Bonus Plan, as amended and restated, incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated May 23, 2013.

*10.12	Summary of Outside Director Cash Remuneration, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.

*10.13	Stock Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

ROBERT HALF INTERNATIONAL INC. (Registrant)

Date: February 10, 2023	By:	/s/ MICHAEL C. BUCKLEY
Michael C. Buckley Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 10, 2023	By:	/s/ HAROLD M. MESSMER, JR.
Harold M. Messmer, Jr. Executive Chairman of the Board, and a Director

Date: February 10, 2023	By:	/s/ M. KEITH WADDELL
M. Keith Waddell
President Chief Executive Officer and a Director (Principal Executive Officer)

Date: February 10, 2023	By:	/s/ JULIA L. CORONADO
Julia L. Coronado, Director

Date: February 10, 2023	By:	/s/ DIRK A. KEMPTHORNE
Dirk A. Kempthorne, Director

Date: February 10, 2023	By:	/s/ MARC H. MORIAL
Marc H. Morial, Director

Date: February 10, 2023	By:	/s/ ROBERT J. PACE
Robert J. Pace, Director

Date: February 10, 2023	By:	/s/ FREDERICK A. RICHMAN
Frederick A. Richman, Director

Date: February 10, 2023		/s/ MARNIE HUSS WILKING
Marnie Huss Wilking, Director

Date: February 10, 2023	By:	/s/ MICHAEL C. BUCKLEY
Michael C. Buckley Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Schedule II—Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Charged to Expenses	Deductions	Translation Adjustments	Balance at End of Period
Year ended December 31, 2020
Allowance for credit losses	$23,443	4,200	(7,906)	(120)	$19,617
Deferred tax valuation allowance	$21,618	3,462	(2,333)	1,385	$24,132
Year ended December 31, 2021
Allowance for credit losses	$19,617	9,464	(6,827)	(724)	$21,530
Deferred tax valuation allowance	$24,132	5,635	(3,936)	(1,633)	$24,198
Year ended December 31, 2022
Allowance for credit losses	$21,530	8,771	(7,091)	(649)	$22,561
Deferred tax valuation allowance	$24,198	2,033	(1,467)	(1,193)	$23,571