Form 10-Q
period 2023-03-31
ROBERT HALF INTERNATIONAL INC.
filed 2023-05-03
CIK 315213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 FORM 10-Q
______________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2023:
107,762,830 shares of $0.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$547,729	$658,626
Accounts receivable, net	1,009,192	1,018,287
Employee deferred compensation trust assets	511,164	432,734
Other current assets	184,237	175,465
Total current assets	2,252,322	2,285,112
Property and equipment, net	107,687	109,687
Right-of-use assets	188,111	201,998
Other intangible assets, net	4,596	5,317
Goodwill	237,911	237,810
Noncurrent deferred income taxes	121,507	124,564
Total assets	$2,912,134	$2,964,488
LIABILITIES
Accounts payable and accrued expenses	$155,633	$168,163
Accrued payroll and benefit costs	382,115	472,310
Employee deferred compensation plan obligations	496,081	474,111
Income taxes payable	28,368	15,535
Current operating lease liabilities	86,113	86,083
Total current liabilities	1,148,310	1,216,202
Noncurrent operating lease liabilities	135,921	151,768
Other liabilities	29,422	27,960
Total liabilities	1,313,653	1,395,930
Commitments and Contingencies (Note J)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 260,000,000 shares; issued and outstanding 107,762,831 shares and 107,698,498 shares	108	108
Additional paid-in capital	1,308,998	1,293,565
Accumulated other comprehensive income (loss)	(38,737)	(43,623)
Retained earnings	328,112	318,508
Total stockholders’ equity	1,598,481	1,568,558
Total liabilities and stockholders’ equity	$2,912,134	$2,964,488

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022

Service revenues	$1,716,335	$1,814,834
Costs of services	1,026,603	1,042,988
Gross margin	689,732	771,846
Selling, general and administrative expenses	552,229	514,194
(Income) loss from investments held in employee deferred compensation trusts	(27,291)	30,001
Amortization of intangible assets	721	417
Interest income, net	(4,825)	(166)
Income before income taxes	168,898	227,400
Provision for income taxes	46,893	59,161
Net income	$122,005	$168,239

Net income per share:
Basic	$1.15	$1.54
Diluted	$1.14	$1.52

Shares:
Basic	106,420	109,218
Diluted	107,130	110,591
Dividends declared per share	$0.48	$0.43

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2023	2022
COMPREHENSIVE INCOME (LOSS):
Net income	$122,005	$168,239
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	4,852	(968)
Foreign defined benefit plan adjustments, net of tax	34	16
Total other comprehensive income (loss)	4,886	(952)
Total comprehensive income (loss)	$126,891	$167,287

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2022	107,698	$108	$1,293,565	$(43,623)	$318,508	$1,568,558
Net income	—	—	—	—	122,005	122,005
Other comprehensive income (loss)	—	—	—	4,886	—	4,886
Dividends declared ($0.48 per share)	—	—	—	—	(52,529)	(52,529)
Net issuances of restricted stock	831	1	(1)	—	—	—
Stock-based compensation	—	—	15,434	—	—	15,434
Repurchases of common stock	(766)	(1)	—	—	(59,872)	(59,873)
Balance at March 31, 2023	107,763	$108	$1,308,998	$(38,737)	$328,112	$1,598,481

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2021	110,686	$111	$1,235,903	$(22,622)	$167,659	$1,381,051
Net income	—	—	—	—	168,239	168,239
Other comprehensive income (loss)	—	—	—	(952)	—	(952)
Dividends declared ($0.43 per share)	—	—	—	—	(48,413)	(48,413)
Net issuances of restricted stock	598	1	(1)	—	—	—
Stock-based compensation	—	—	15,184	—	—	15,184
Repurchases of common stock	(537)	(1)	—	—	(62,340)	(62,341)
Balance at March 31, 2022	110,747	$111	$1,251,086	$(23,574)	$225,145	$1,452,768

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$122,005	$168,239
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	2,934	2,065
Depreciation	12,738	11,080
Amortization of cloud computing implementation costs	8,188	7,113
Amortization of intangible assets	721	417
Realized and unrealized (gains) losses from investments held in employee deferred compensation trusts	(25,728)	30,296
Stock-based compensation	15,434	15,184
Deferred income taxes	3,102	5,493
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	9,772	(89,597)
Capitalized cloud computing implementation costs	(10,457)	(9,464)
Accounts payable and accrued expenses	(10,216)	(14,072)
Accrued payroll and benefit costs	(91,740)	(39,435)
Employee deferred compensation plan obligations	21,970	(39,976)
Income taxes payable	29,909	35,310
Other assets and liabilities, net	(23,109)	(13,491)
Net cash flows provided by operating activities	65,523	69,162

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,369)	(14,987)
Investments in employee deferred compensation trusts	(71,302)	(33,913)
Proceeds from employee deferred compensation trust redemptions	18,600	21,782
Payments for acquisition	(700)	—
Net cash flows used in investing activities	(62,771)	(27,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(63,244)	(62,062)
Dividends paid	(53,717)	(47,498)
Net cash flows used in financing activities	(116,961)	(109,560)
Effect of exchange rate fluctuations	3,312	(1,155)
Change in cash and cash equivalents	(110,897)	(68,671)
Cash and cash equivalents at beginning of period	658,626	619,001
Cash and cash equivalents at end of period	$547,729	$550,330

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Repurchases of common stock awaiting settlement	$—	$5,872
Fund exchanges within employee deferred compensation trusts	$50,213	$40,509
Contingent consideration related to acquisition	$600	$—
The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2023

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
Basis of Presentation. The unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). The comparative year-end Condensed Consolidated Statement of Financial Position data presented was derived from audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the periods presented have been included. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2022, included in its Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for a full year. Certain reclassifications have been made to prior year’s Financial Statements to conform to the 2023 presentation.
Principles of Consolidation. The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of March 31, 2023, such estimates include allowances for credit losses, variable consideration, workers’ compensation losses, accrued medical expenses, income and other taxes, and assumptions used in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions. Actual results and outcomes may differ from management’s estimates and assumptions.
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
Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs were $13.3 million and $14.2 million for the three months ended March 31, 2023, and 2022, respectively.
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

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2023
The following table presents the Company’s (income) loss from investments held in employee deferred compensation trusts (in thousands):

	Three Months Ended March 31,
	2023	2022
Dividend income	$(1,563)	$(295)
Realized and unrealized (gains) losses	(25,728)	30,296
(Income) loss from investments held in employee deferred compensation trusts	$(27,291)	$30,001
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
March 31, 2023
The following table sets forth the composition of the underlying assets which comprise the Company’s deferred compensation trust assets (in thousands):

		Fair Value Measurements Using
	Balance at March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$121,030	$121,030	—	—
Mutual funds - bond	33,613	33,613	—	—
Mutual funds - stock	271,750	271,750	—	—
Mutual funds - blend	84,771	84,771	—	—
	$511,164	$511,164	—	—

		Fair Value Measurements Using
	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$77,730	$77,730	—	—
Mutual funds - bond	31,096	31,096	—	—
Mutual funds - stock	245,908	245,908	—	—
Mutual funds - blend	78,000	78,000	—	—
	$432,734	$432,734	—	—

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
The following table sets forth the activity in the allowance for credit losses from December 31, 2022 through March 31, 2023 (in thousands):

Allowance for Credit Losses
Balance as of December 31, 2022	$22,561
Charges to expense	2,934
Deductions	(1,524)
Other, including foreign currency translation adjustments	111
Balance as of March 31, 2023	$24,082

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2023
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

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2023
The following table presents the Company’s revenues disaggregated by functional specialization and segment (in thousands):

	Three Months Ended March 31,
	2023	2022
Contract talent solutions
Finance and accounting	$777,833	$801,690
Administrative and customer support	219,350	284,906
Technology	194,082	213,327
Elimination of intersegment revenues (a)	(125,791)	(144,200)
Total contract talent solutions	1,065,474	1,155,723
Permanent placement talent solutions	156,737	186,782
Protiviti	494,124	472,329
Total service revenues	$1,716,335	$1,814,834
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
Contracts with multiple performance obligations are recognized as performance obligations are delivered, and contract value is allocated based on relative stand-alone selling values of the services and products in the arrangement. As of March 31, 2023, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $151.8 million. Of this amount, $140.2 million is expected to be recognized within the next twelve months. As of March 31, 2022, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $147.7 million.
Contract liabilities are recorded when cash payments are received or due in advance of performance and are reflected in accounts payable and accrued expenses on the unaudited Condensed Consolidated Statements of Financial Position. The following table sets forth the activity in contract liabilities from December 31, 2022 through March 31, 2023 (in thousands):

Contract Liabilities
Balance as of December 31, 2022	$21,983
Payments in advance of satisfaction of performance obligations	11,361
Revenue recognized	(12,503)
Other, including translation adjustments	144
Balance as of March 31, 2023	$20,985

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2023
Note D—Other Current Assets
Other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid expenses	$95,260	$69,394
Unamortized cloud computing implementation costs	58,367	56,108
Other	30,610	49,963
Other current assets	$184,237	$175,465

Note E—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Computer hardware	$160,681	$160,028
Computer software	222,059	219,863
Furniture and equipment	97,152	96,601
Leasehold improvements	174,398	171,893
Property and equipment, cost	654,290	648,385
Accumulated depreciation	(546,603)	(538,698)
Property and equipment, net	$107,687	$109,687

Note F—Leases
The Company has operating leases for corporate and field offices, and certain equipment. The Company’s leases have remaining lease terms of less than 1 year to 9 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year. Operating lease expense was $22.4 million and $22.6 million for the three months ended March 31, 2023 and 2022, respectively.
Supplemental cash flow information related to leases consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for operating lease liabilities	$24,005	$22,986
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,342	$20,389
Supplemental balance sheet information related to leases consisted of the following:

	March 31, 2023	December 31, 2022
Weighted average remaining lease term for operating leases	3.3 years	3.5 years
Weighted average discount rate for operating leases	2.3%	2.2%

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2023
Future minimum lease payments under non-cancellable leases as of March 31, 2023, were as follows (in thousands):

2023 (excluding the three months ended March 31, 2023)	$69,002
2024	69,475
2025	42,368
2026	27,874
2027	14,645
Thereafter	7,438
Less: Imputed interest	(8,768)
Present value of operating lease liabilities (a)	$222,034
(a) Includes the current portion of $86.1 million for operating leases.
As of March 31, 2023, the Company had additional future minimum lease obligations totaling $6.1 million under executed operating lease contracts that had not yet commenced. These operating leases include agreements for corporate and field office facilities with lease terms of 1 to 7 years.
Note G—Goodwill
The following table sets forth the activity in goodwill from December 31, 2022 through March 31, 2023 (in thousands):

	Goodwill
	Contract talent solutions	Permanent placement talent solutions	Protiviti	Total
Balance as of December 31, 2022	$134,118	$26,098	$77,594	$237,810
Foreign currency translation adjustments	27	6	68	101
Balance as of March 31, 2023	$134,145	$26,104	$77,662	$237,911
Note H—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Payroll and benefits	$353,039	$423,439
Payroll taxes	12,753	33,559
Workers’ compensation	16,323	15,312
Accrued payroll and benefit costs	$382,115	$472,310
Note I—Employee Deferred Compensation Plan Obligations
The Company provides various qualified defined contribution 401(k) plans covering eligible employees. The plans offer a savings feature with the Company matching employee contributions. Assets of this plan are held by an independent trustee for the sole benefit of participating employees. Nonqualified plans are provided for employees on a discretionary basis, including those not eligible for the qualified plans. These plans include provisions for salary deferrals and discretionary contributions. The asset value of the nonqualified plans was $511.2 million and $432.7 million as of March 31, 2023 and December 31, 2022, respectively. The Company holds these assets to satisfy the Company’s liabilities under its deferred compensation plans.
The liability value for the nonqualified plans was $496.1 million and $474.1 million as of March 31, 2023 and December 31, 2022, respectively.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2023
The following table presents the Company’s compensation expense related to its qualified defined contribution plans and nonqualified plans (in thousands):

	Three Months Ended March 31,
	2023	2022
Contribution expense	$11,281	$12,202
Increase (decrease) in employee deferred compensation expense related to changes in the fair value of trust assets	27,291	(30,001)
	$38,572	$(17,799)
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
The Company has an unsecured revolving credit facility (the “Credit Agreement”) of $100.0 million which matures in May 2024. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the LIBOR, or an alternative base rate, plus an applicable margin. The Credit

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2023
Agreement is subject to certain financial covenants and the Company was in compliance with these covenants as of March 31, 2023. There were no borrowings under the Credit Agreement as of March 31, 2023, or December 31, 2022.
Note K—Stockholders’ Equity
Stock Repurchase Program. As of March 31, 2023, the Company is authorized to repurchase, from time to time, up to 13.3 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the three months ended March 31, 2023 and 2022, are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2023	2022
Common stock repurchased (in shares)	484	475
Common stock repurchased	$38,193	$54,913
Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. The number and the cost of employee stock plan repurchases made during the three months ended March 31, 2023 and 2022, are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2023	2022
Repurchases related to employee stock plans (in shares)	282	62
Repurchases related to employee stock plans	$21,680	$7,428
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for the three months ended March 31, 2023 and 2022, (consisting of purchases of shares for the treasury) is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.
Repurchases of shares and issuances of dividends are applied first to the extent of retained earnings and any remaining amounts are applied to additional paid-in capital.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2023
Note L—Net Income Per Share
The calculation of net income per share for the three months ended March 31, 2023 and 2022, is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Net income	$122,005	$168,239
Basic:
Weighted average shares	106,420	109,218
Diluted:
Weighted average shares	106,420	109,218
Dilutive effect of potential common shares	710	1,373
Diluted weighted average shares	107,130	110,591
Net income per share:
Basic	$1.15	$1.54
Diluted	$1.14	$1.52

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
The accounting policies of the segments are set forth in Note A—“Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The Company evaluates performance based on income before intangible assets amortization expense, net interest income, and income taxes.

ROBERT HALF INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2023
The following table provides a reconciliation of service revenues and segment income by reportable segment to consolidated results for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Service revenues
Contract talent solutions	$1,065,474	$1,155,723
Permanent placement talent solutions	156,737	186,782
Protiviti	494,124	472,329
	$1,716,335	$1,814,834
Segment income
Contract talent solutions	$102,146	$133,246
Permanent placement talent solutions	23,827	37,328
Protiviti	38,821	57,077
Combined segment income	164,794	227,651
Amortization of intangible assets	721	417
Interest income, net	(4,825)	(166)
Income before income taxes	$168,898	$227,400

Service revenues presented above are shown net of eliminations of intersegment revenues. Intersegment revenues between contract talent solutions segment and Protiviti segment were $125.8 million and $144.2 million for the three months ended March 31, 2023 and 2022, respectively.
Revenue and direct costs related to the intersegment activity are reflected in the Protiviti segment, including the costs of candidate payroll, fringe benefits and incremental recruiter compensation.

Note N—Subsequent Events
On May 2, 2023, the Company announced the following:

Quarterly dividend per share	$0.48
Declaration date	May 2, 2023
Record date	May 25, 2023
Payment date	June 15, 2023

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain information contained in Management’s Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the future operating results or financial positions of Robert Half International Inc. (the “Company”). Forward-looking statements are not guarantees or promises that goals or targets will be met. These statements may be identified by words such as “estimate,” “forecast,” "target," “project,” “plan,” “intend,” “believe,” “expect,” “anticipate,” or variations or negatives thereof or by similar or comparable words or phrases. In addition, historical, current, and forward-looking information about the Company’s ESG and compliance programs, including targets or goals, may not be considered material for SEC reporting purposes and may be based on standards for measuring progress that are still developing, on internal controls, diligence, or processes that are evolving, and on assumptions that are subject to change in the future. Forward-looking statements are estimates only, based on management’s current expectations, currently available information and current strategy, plans, or forecasts, and involve certain known and unknown risks and, uncertainties, and assumptions that are difficult to predict and often beyond our control and are inherently uncertain. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. These risks and uncertainties include, but are not limited to, the following: changes to or new interpretations of United States of America (“U.S.”) or international tax regulations, the global financial and economic situation; the duration and impact of the COVID-19 pandemic and efforts to mitigate its spread; changes in levels of unemployment and other economic conditions in the U.S. or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of candidates for contract employment or the Company’s ability to attract candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company’s services, on the Company’s ability to maintain its margins; the possibility of the Company incurring liability for its activities, including the activities of its engagement professionals, or for events impacting its engagement professionals on clients’ premises; the possibility that adverse publicity could impact the Company’s ability to attract and retain clients and candidates; the success of the Company in attracting, training, and retaining qualified management personnel and other staff employees; the Company’s ability to comply with governmental regulations affecting personnel services businesses in particular or employer/employee relationships in general; whether there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; the Company’s reliance on short-term contracts for a significant percentage of its business; litigation relating to prior or current transactions or activities, including litigation that may be disclosed from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings; the ability of the Company to manage its international operations and comply with foreign laws and regulations; the impact of fluctuations in foreign currency exchange rates; the possibility that the additional costs the Company will incur as a result of health care or other reform legislation may adversely affect the Company’s profit margins or the demand for the Company’s services; the possibility that the Company’s computer and communications hardware and software systems could be damaged or their service interrupted or the Company could experience a cybersecurity breach; and the possibility that the Company may fail to maintain adequate financial and management controls and as a result suffer errors in its financial reporting. Additionally, with respect to Protiviti, other risks and uncertainties include the fact that future success will depend on its ability to retain employees and attract clients; there can be no assurance that there will be ongoing demand for broad based consulting, regulatory compliance, technology services, public sector or other high demand advisory services; failure to produce projected revenues could adversely affect financial results; and there is the possibility of involvement in litigation relating to prior or current transactions or activities. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results.
Executive Overview
The Company's first-quarter results were largely in line with expectations. Contract talent solutions and permanent placement talent solutions performed well against a backdrop of client hiring caution and tight labor markets. Protiviti led the way with its 22nd consecutive quarter of year-over-year revenue growth. During the first quarter of 2023, service revenues were $1.72 billion, a decrease of 5.4% from the prior year. Net income was $122 million and diluted net income per share was $1.14. Global labor markets are tight and clients continue to hire, albeit at a more measured pace which lengthened the sales cycle.
On segment basis, year-over-year revenues for contract talent solutions and permanent placement talent solutions were down 7.8% and 16.1%, respectively, and Protiviti grew year-over-year revenues by 4.6%.

Demand for the Company’s contract talent solutions, permanent placement talent solutions, and Protiviti is largely dependent upon general economic and labor trends both domestically and abroad. The U.S. economic backdrop and labor trends for the first quarter of 2023 remained steady for the Company as the unemployment rate was 3.5% for both December 2022 and at the end of the first quarter of 2023. Although recent metrics are modestly off their peaks, talent shortages persist. In the U.S., unemployment stands near a 50-year low and remains even lower for those with a college degree, where the rate is 2.0%.
The Company is optimistic about its ability to navigate the uncertain global macroeconomic environment and is well positioned to benefit as the macro landscape improves. Clients continue to hire, but are being more selective and have added steps to their hiring process which impacts decision time frames and lengthens the sales cycle. Longer term, the growth and margin prospects from an ongoing focus on services related to talent with higher level skills is encouraging. The Company continues to invest in the tools needed to secure top talent for its clients by combining the power of its proven, artificial intelligence-based technologies with the unique expertise of its specialized professionals.
Reported results were unfavorably impacted by foreign currency exchange rates as the U.S. dollar strengthened against the Euro, British pound, Australian Dollar, and Canadian Dollar, when compared to the prior year.
The Company monitors various economic indicators and business trends in all of the countries in which it operates to anticipate demand for the Company’s services. These trends are evaluated to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends and productivity metrics. Visibility into future revenues is limited not only due to the dependence on macroeconomic conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, the Company’s headcount and other investments are typically assessed on at least a quarterly basis. During the first quarter of 2023, the Company decreased headcount for its contract talent solutions and permanent placement talent solutions segments, while it increased headcount for its Protiviti segment, when compared to prior year-end levels.
Critical Accounting Policies and Estimates
The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to the Company’s critical accounting policies or estimates for the three months ended March 31, 2023.
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
The Company’s talent solutions business conducts placement activities through 317 offices in 42 states, the District of Columbia and 18 foreign countries, while Protiviti has 65 offices in 23 states and 13 foreign countries.

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
Combined segment income is income before income taxes, adjusted for interest income and amortization of intangible assets. The Company provides combined segment income because it is how management evaluates performance.
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
Three Months Ended March 31, 2023 and 2022
Service Revenues. The Company’s revenues were $1.72 billion for the three months ended March 31, 2023, a decrease of 5.4% compared to $1.81 billion for the three months ended March 31, 2022. Revenues from U.S. operations decreased 5.2% to $1.34 billion (78.2% of total revenue) for the three months ended March 31, 2023, compared to $1.42 billion (78.0% of total revenue) for the three months ended March 31, 2022. Revenues from international operations decreased 6.2% to $375 million (21.8% of total revenue) for the three months ended March 31, 2023, compared to $400 million (22.0% of total revenue) for the three months ended March 31, 2022. Contributing factors for each reportable segment are discussed below in further detail.
Contract talent solutions revenues were $1.07 billion for the three months ended March 31, 2023, decreasing by 7.8% compared to revenues of $1.16 billion for the three months ended March 31, 2022. Key drivers of contract talent solutions revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. The decrease in contract talent solutions revenues for the three months ended March 31, 2023, was primarily due to a 18.1% decrease in the number of hours worked by the Company's engagement professionals, partially offset by an 11.0% increase in average bill rates. On an as adjusted basis, contract talent solutions revenues in the first quarter of 2023 decreased 8.0% compared to the first quarter of 2022. In the U.S., revenues in the first quarter of 2023 decreased 8.6% on an as reported basis and decreased 9.9% on as adjusted basis, compared to the first quarter of 2022. For the Company’s international operations, revenues for the first quarter of 2023 decreased 4.7% on an as reported basis and decreased 1.2% on an as adjusted basis, compared to the first quarter of 2022.

Permanent placement talent solutions revenues were $157 million for the three months ended March 31, 2023, decreasing by 16.1% compared to revenues of $187 million for the three months ended March 31, 2022. Key drivers of permanent placement talent solutions revenues consist of the number of candidate placements and average fees earned per placement. The decrease in permanent placement staffing revenues for the three months ended March 31, 2023, was due to an 18.5% decrease in the number of placements, which was offset by a 2.4% increase in average fees earned per placement. On an as adjusted basis, permanent placement talent solutions revenues decreased 15.8% for the first quarter of 2023, compared to the first quarter of 2022. In the U.S., revenues for the first quarter of 2023 decreased 16.9% on an as reported basis and decreased 18.1% on an as adjusted basis, compared to the first quarter of 2022. For the Company’s international operations, revenues for the first quarter of 2023 decreased 14.0% on an as reported basis, and decreased 10.5% on an as adjusted basis, compared to the first quarter of 2022. Historically, demand for permanent placement talent solutions is even more sensitive to economic and labor market conditions than demand for contract talent solutions and this is expected to continue.
Protiviti revenues were $494 million for the three months ended March 31, 2023, increasing by 4.6% compared to revenues of $472 million for the three months ended March 31, 2022. Key drivers of Protiviti revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. The increase in Protiviti revenues for the three months ended March 31, 2023, was due to a 4.5% increase in average hourly bill rates and a 0.1% increase in billable hours. On an as adjusted basis, Protiviti revenues increased 4.4% for the first quarter of 2023, compared to the first quarter of 2022. In the U.S., revenues in the first quarter of 2023 increased 7.5% on an as reported basis and increased 5.9% an as adjusted basis, compared to the first quarter of 2022. For the Company’s international operations, revenues in the first quarter of 2023 decreased 5.7% on an as reported basis, and decreased 1.5% on an as adjusted basis, compared to the first quarter of 2022.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended March 31, 2023, is presented in the following table:

	Global	United States	International
Contract talent solutions
As Reported	-7.8%	-8.6%	-4.7%
Billing Days Impact	-1.3%	-1.3%	-1.7%
Currency Impact	1.1%	―	5.2%
As Adjusted	-8.0%	-9.9%	-1.2%
Permanent placement talent solutions
As Reported	-16.1%	-16.9%	-14.0%
Billing Days Impact	-1.1%	-1.2%	-1.6%
Currency Impact	1.4%	―	5.1%
As Adjusted	-15.8%	-18.1%	-10.5%
Protiviti
As Reported	4.6%	7.5%	-5.7%
Billing Days Impact	-1.5%	-1.6%	-1.7%
Currency Impact	1.3%	―	5.9%
As Adjusted	4.4%	5.9%	-1.5%
Gross Margin.    The Company’s gross margin dollars were $690 million for the three months ended March 31, 2023, down 10.6% from $772 million for the three months ended March 31, 2022. Contributing factors for each reportable segment are discussed below in further detail.
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
Gross margin dollars for contract talent solutions were $424 million for the three months ended March 31, 2023, down 8.3% from $462 million for the three months ended March 31, 2022. As a percentage of revenues, gross margin dollars for contract talent solutions were 39.8% in the first quarter of 2023, down from 40.0% in the first quarter of 2022. The decrease in gross margin percentage was primarily due to lower conversion revenues.

Gross margin dollars for permanent placement talent solutions represent revenues less reimbursable expenses. Gross margin dollars for permanent placement talent solutions were $156 million for the three months ended March 31, 2023, down 16.1% from $186 million for the three months ended March 31, 2022. Because reimbursable expenses for permanent placement talent solutions are de minimis, the decrease in gross margin dollars is substantially explained by the decrease in revenues previously discussed.
Gross margin dollars for Protiviti represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs, and reimbursable expenses. The primary drivers of Protiviti's gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s Protiviti staff. Gross margin dollars for Protiviti were $110 million for the three months ended March 31, 2023, down 11.2% from $124 million for the three months ended March 31, 2022. As a percentage of revenues, reported gross margin dollars for Protiviti were 22.2% in the first quarter of 2023, down from 26.2% in the first quarter of 2022. As a percentage of revenues, adjusted gross margin dollars for Protiviti were 23.2% in the first quarter of 2023, down from 25.3% in the first quarter of 2022. The year-over-year decrease in adjusted gross margin percentage was primarily due to lower staff utilization.
The Company's gross margin by reportable segment are summarized as follows: (in thousands):

	Three Months Ended March 31,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2023	2022	2023	2022	2023	2022	2023	2022
Gross Margin
Contract talent solutions	$423,625	$461,861	$423,625	$461,861	39.8%	40.0%	39.8%	40.0%
Permanent placement talent solutions	156,395	186,449	156,395	186,449	99.8%	99.8%	99.8%	99.8%
Protiviti	109,712	123,536	114,484	119,690	22.2%	26.2%	23.2%	25.3%
Total	$689,732	$771,846	$694,504	$768,000	40.2%	42.5%	40.5%	42.3%
The following tables provide reconciliations of the non-GAAP adjusted gross margin to reported gross margin for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31, 2023
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$423,625	39.8%	$156,395	99.8%	$109,712	22.2%	$689,732	40.2%
Adjustments (1)	—	—	—	—	4,772	1.0%	4,772	0.3%
As Adjusted	$423,625	39.8%	$156,395	99.8%	$114,484	23.2%	$694,504	40.5%

	Three Months Ended March 31, 2022
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$461,861	40.0%	$186,449	99.8%	$123,536	26.2%	$771,846	42.5%
Adjustments (1)	—	—	—	—	(3,846)	(0.9%)	(3,846)	(0.2%)
As Adjusted	$461,861	40.0%	$186,449	99.8%	$119,690	25.3%	$768,000	42.3%
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

Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation, and occupancy costs. The Company’s selling, general and administrative expenses were $552 million for the three months ended March 31, 2023, up 7.4% from $514 million for the three months ended March 31, 2022. As a percentage of revenues, reported selling, general and administrative expenses were 32.2% in the first quarter of 2023, up from 28.3% in the first quarter of 2022. As a percentage of revenues, adjusted selling, general and administrative expenses were 30.9% in the first quarter of 2023, up from 29.8% in the first quarter of 2022. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for contract talent solutions were $342 million for the three months ended March 31, 2023, increasing by 11.9% from $305 million for the three months ended March 31, 2022. As a percentage of revenues, reported selling, general and administrative expenses for contract talent solutions were 32.1% in the first quarter of 2023, up from 26.4% in the first quarter of 2022. As a percentage of revenues, adjusted selling, general and administrative expenses for contract talent solutions were 30.2% in the first quarter of 2023, up from 28.4% in the first quarter of 2022, due primarily to negative leverage as revenues decreased as a result of economic conditions during the quarter.
Selling, general and administrative expenses for permanent placement talent solutions were $135 million for the three months ended March 31, 2023, decreasing by 7.8% from $146 million for the three months ended March 31, 2022. As a percentage of revenues, reported selling, general and administrative expenses for permanent placement talent solutions were 86.0% in the first quarter of 2023, up from 78.3% in the first quarter of 2022. As a percentage of revenues, adjusted selling, general and administrative expenses for permanent placement talent solutions was 84.6% in the first quarter of 2023, up from 79.8% in the first quarter of 2022, due primarily to negative leverage as revenues decreased as a result of economic conditions during the quarter.
Selling, general and administrative expenses for Protiviti were $75 million for the three months ended March 31, 2023, increasing by 20.8% from $63 million for the three months ended March 31, 2022. As a percentage of revenues, selling, general and administrative expenses for Protiviti were 15.3% in the first quarter of 2023, up from 13.3% in the first quarter of 2022, due primarily to operating expenditures returning to more normal pre-pandemic levels.
The Company's selling, general and administrative expenses by reportable segment are summarized as follows: (in thousands):

	Three Months Ended March 31,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2023	2022	2023	2022	2023	2022	2023	2022
Selling, General and Administrative Expenses
Contract talent solutions	$341,722	$305,334	$321,479	$328,615	32.1%	26.4%	30.2%	28.4%
Permanent placement talent solutions	134,844	146,247	132,568	149,121	86.0%	78.3%	84.6%	79.8%
Protiviti	75,663	62,613	75,663	62,613	15.3%	13.3%	15.3%	13.3%
Total	$552,229	$514,194	$529,710	$540,349	32.2%	28.3%	30.9%	29.8%

The following tables provide reconciliations of the non-GAAP selling, general and administrative expenses to reported selling, general and administrative expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31, 2023
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$341,722	32.1%	$134,844	86.0%	$75,663	15.3%	$552,229	32.2%
Adjustments (1)	(20,243)	(1.9%)	(2,276)	(1.4%)	—	—	(22,519)	(1.3%)
As Adjusted	$321,479	30.2%	$132,568	84.6%	$75,663	15.3%	$529,710	30.9%

	Three Months Ended March 31, 2022
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$305,334	26.4%	$146,247	78.3%	$62,613	13.3%	$514,194	28.3%
Adjustments (1)	23,281	2.0%	2,874	1.5%	—	—	26,155	1.5%
As Adjusted	$328,615	28.4%	$149,121	79.8%	$62,613	13.3%	$540,349	29.8%
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
(Income) Loss from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation obligation to employees changes and adjustments are recorded in selling, general and administrative expenses, or in the case of Protiviti, costs of services. The value of the related investment trust assets also changes by the equal and offsetting amount, leaving no net costs to the Company. The Company’s (income) loss from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments and is presented separately on the unaudited Condensed Consolidated Statements of Operations. The Company’s (income) loss from investments held in employee deferred compensation trusts was income of $27 million and a loss of $30 million for the three months ended March 31, 2023 and 2022, respectively. The income from trust investments was due to positive market returns during the first quarter of 2023.
Income Before Income Taxes and Segment Income. The Company’s total income before income taxes was $169 million, or 9.8% of revenues, for the three months ended March 31, 2023, down from $227 million or 12.5% of revenues, for the three months ended March 31, 2022. Combined segment income was $165 million, or 9.6% of revenues, for the three months ended March 31, 2023, down from $228 million, or 12.5% of revenues, for the three months ended March 31, 2022.
The Company's non-GAAP combined segment income is summarized as follows (in thousands):

	Three Months Ended March 31,
	2023	% of Revenue	2022	% of Revenue
Combined Segment Income
Contract talent solutions	$102,146	9.6%	$133,246	11.5%
Permanent placement talent solutions	23,827	15.2%	37,328	20.0%
Protiviti	38,821	7.9%	57,077	12.1%
Total	$164,794	9.6%	$227,651	12.5%

The following table provides a reconciliation of the non-GAAP combined segment income to reported income before income taxes for the three months ended March 31, 2023, and 2022 (in thousands):

	Three Months Ended March 31,
	2023	% of Revenue	2022	% of Revenue
Income before income taxes	$168,898	9.8%	$227,400	12.5%
Interest income, net	(4,825)	(0.2%)	(166)	0.0%
Amortization of intangible assets	721	0.0%	417	0.0%
Combined segment income	$164,794	9.6%	$227,651	12.5%
Provision for income taxes. The provision for income taxes was 27.8% and 26.0% for the three months ended March 31, 2023 and 2022, respectively. The higher tax rate for 2023 can be primarily attributed to lower tax credits as well as lower stock compensation deductions due to the Company's stock price.
Liquidity and Capital Resources
The change in the Company’s liquidity during the three months ended March 31, 2023 and 2022, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, investment in employee deferred compensation trusts, net of redemptions from employee deferred compensation trusts, repurchases of common stock, and payment of dividends.
Cash and cash equivalents were $548 million and $550 million at March 31, 2023 and 2022, respectively. Operating activities provided cash flows of $66 million during the three months ended March 31, 2023, offset by $63 million and $117 million of net cash used in investing activities and financing activities, respectively. Operating activities provided cash flows of $69 million during the three months ended March 31, 2022, offset by $27 million and $110 million of net cash used in investing activities and financing activities, respectively. Fluctuations in foreign currency exchange rates had the effect of increasing reported cash and cash equivalents by $3 million during the three months ended March 31, 2023, compared to a decrease of $1 million during the three months ended March 31, 2022.
Operating activities—Net cash provided by operating activities for the three months ended March 31, 2023, was composed of net income of $122 million adjusted upward for non-cash items of $17 million, offset by net cash used in changes in working capital of $73 million. Net cash provided by operating activities for the three months ended March 31, 2022, was composed of net income of $168 million adjusted upward for non-cash items of $72 million, offset by net cash used in changes in working capital of $171 million.
Investing activities—Cash used in investing activities for the three months ended March 31, 2023, was $63 million. This was composed of capital expenditures of $9 million, investments in employee deferred compensation trusts of $71 million, and $1 million in payments related to an acquisition, partially offset by proceeds from employee deferred compensation trusts redemptions of $18 million. Cash used in investing activities for the three months ended March 31, 2022, was $27 million. This was composed of capital expenditures of $15 million and investments in employee deferred compensation trusts of $34 million, partially offset by proceeds from employee deferred compensation trusts redemptions of $22 million.
Capital expenditures, including $10 million for cloud computing arrangements, for the three months ended March 31, 2023, totaled $20 million, approximately 73.0% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s sustainability and future growth opportunities. Capital expenditures for cloud computing arrangements are included in cash flows from operating activities on the Company’s Condensed Consolidated Statements of Cash Flows. Capital expenditures included amounts spent on tenant improvements and furniture and equipment in the Company’s leased offices. The Company currently expects that 2023 capital expenditures will range from $90 million to $110 million, of which $50 million to $70 million relates to software initiatives and technology infrastructure, including capitalized costs related to implementation of cloud computing arrangements.
Financing activities—Cash used in financing activities for the three months ended March 31, 2023, was $117 million. This included repurchases of $63 million in common stock and $54 million in dividends paid to stockholders. Cash used in financing activities for the three months ended March 31, 2022, was $110 million. This included repurchases of $62 million in common stock and $48 million in dividends paid to stockholders.
As of March 31, 2023, the Company is authorized to repurchase, from time to time, up to 13.3 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the three months ended March 31, 2023 and 2022, the Company repurchased 0.5 million shares, at a cost of $38 million, and 0.5 million shares, at a cost of $55 million, on the open market, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the three months ended March 31, 2023 and 2022, such repurchases totaled 0.3 million shares, at a cost of $22 million, and 0.1 million shares, at a cost of $7 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital at March 31, 2023, included $548 million in cash and cash equivalents and $1.01 billion in net accounts receivable, both of which will be a significant source of ongoing liquidity and financial resilience. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
There is limited visibility into future cash flows as the Company’s revenues and net income are largely dependent on macroeconomic conditions. The Company’s variable direct costs related to its contract talent solutions business will largely fluctuate in relation to its revenues.
The Company has an unsecured revolving credit facility (the “Credit Agreement”) of $100 million, which matures in May 2024. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the LIBOR, or an alternative base rate, plus an applicable margin. The Credit Agreement is subject to certain financial covenants and the Company was in compliance with these covenants as of March 31, 2023. There were no borrowings under the Credit Agreement as of March 31, 2023 or December 31, 2022.
On May 2, 2023, the Company announced a quarterly dividend of $0.48 per share to be paid to all shareholders of record as of May 25, 2023. The dividend will be paid on June 15, 2023.
Material Cash Requirements from Contractual Obligations
Leases. As of March 31, 2023, the Company reported current and long-term operating lease liabilities of $86 million and $136 million, respectively. These balances consist of the minimum rental commitments for April 2023 and thereafter, discounted to reflect the Company’s cost of borrowing, under noncancellable lease contracts executed as of March 31, 2023.
The majority of these leases are for real estate. In the event the Company vacates a location prior to the end of the lease term, the Company may be obliged to continue making lease payments. For further information, see Note F— “Leases” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
Purchase Obligations. Purchase obligations are discussed in more detail in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes to the Company’s contractual purchase obligations during the first quarter of 2023.
Employee Deferred Compensation Plan. As of March 31, 2023, the Company reported deferred compensation plan obligations of $496 million in its accompanying unaudited Condensed Consolidated Statements of Financial Position. The balances are due to employees based upon elections they make at the time of deferring their funds. The timing of these payments may change based upon factors including termination of the Company’s employment arrangement with a participant. Assets of these plans are held by an independent trustee for the sole benefit of participating employees and consist of money market funds and mutual funds. For further information, see Note I—“Employee Deferred Compensation Plan Obligations” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
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
For the three months ended March 31, 2023, approximately 21.8% of the Company’s revenues were generated outside of the U.S.. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, Australian dollar and Brazilian real, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s international markets, the Company’s reported results vary.

During the first three months of 2023, the U.S. dollar fluctuated, and generally strengthened, against the primary currencies in which the Company conducts business, compared to one year ago. Foreign currency exchange rates had the effect of decreasing reported service revenues by $21 million, or 1.2%, in the first quarter of 2023 compared to the same period one year ago. The general strengthening of the U.S. dollar also affected the reported level of expenses incurred in the Company’s international operations. Because substantially all the Company’s international operations generated revenues and incurred expenses within the same country and currency, the effect of lower reported revenues is largely offset by the decrease in reported operating expenses. Reported net income was $1 million, or 0.6%, lower in the first quarter of 2023 compared to the same period one year ago due to the effect of currency exchange rates. If currency exchange rates were to remain at March 31, 2023, levels throughout the remainder of 2023, the currency impact on the Company’s full-year reported revenues and operating expenses would be consistent with the first quarter of 2023 results. Should current trends continue, the impact to reported net income would be immaterial.
For the one month ended April 30, 2023, the U.S. dollar has weakened against the Euro, British Pound, Brazilian Real, Canadian Dollar, and the Australian Dollar since March 31, 2023. If foreign currency exchange rates were to remain at April 2023 levels throughout 2023, the currency impact on the Company’s full-year reported revenues would be favorable, offset by an unfavorable impact on operating expenses. These results will likely have an immaterial impact on reported net income.
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
ITEM 4. Controls and Procedures
Management, including the Company’s President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In accordance with this review, no material changes to controls and procedures were made in the quarter ended March 31, 2023.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
There have been no material developments with regard to any of the legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022.
ITEM 1A. Risk Factors
There have not been any material changes with regard to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (c)
January 1, 2023 to January 31, 2023	—		$—	—	3,833,483
February 1, 2023 to February 28, 2023	295,147	(a)	$80.69	224,480	13,609,003
March 1, 2023 to March 31, 2023	471,064	(b)	$76.55	259,150	13,349,853
Total January 1, 2023 to March 31, 2023	766,211			483,630

(a)Includes 70,667 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(b)Includes 211,914 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(c)Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. During the first quarter of 2023, an additional 10,000,000 shares of the Company’s common stock have been authorized for repurchase. Since plan inception, a total of 138,000,000 shares have been authorized for repurchase, of which 124,650,147 shares have been repurchased as of March 31, 2023.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosure
Not applicable.

ITEM 5. Other Information
None.
ITEM 6. Exhibits

3.1	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

3.2	Amended and Restated By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K dated February 10, 2023.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.1	Part I, Item 1 of this Form 10-Q formatted in Inline XBRL.

104	Cover page of this Form 10-Q formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INTERNATIONAL INC. (Registrant)

/s/Michael C. Buckley
Michael C. Buckley Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: May 3, 2023