Form 10-Q
period 2023-06-30
ROBERT HALF INC.
filed 2023-08-01
CIK 315213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 FORM 10-Q
______________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      to                     .
Commission File Number 1-10427
ROBERT HALF INC.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2023:
107,082,279 shares of $0.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share amounts)

	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$722,763	$658,626
Accounts receivable, net	974,008	1,018,287
Employee deferred compensation trust assets	542,238	432,734
Other current assets	139,095	175,465
Total current assets	2,378,104	2,285,112
Property and equipment, net	106,267	109,687
Right-of-use assets	184,484	201,998
Goodwill	238,222	237,810
Noncurrent deferred income taxes	128,245	124,564
Other noncurrent assets	32,319	5,317
Total assets	$3,067,641	$2,964,488
LIABILITIES
Accounts payable and accrued expenses	$149,417	$168,163
Accrued payroll and benefit costs	447,714	472,310
Employee deferred compensation plan obligations	530,529	474,111
Income taxes payable	66,655	15,535
Current operating lease liabilities	82,256	86,083
Total current liabilities	1,276,571	1,216,202
Noncurrent operating lease liabilities	136,012	151,768
Other liabilities	29,787	27,960
Total liabilities	1,442,370	1,395,930
Commitments and Contingencies (Note K)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 260,000,000 shares; issued and outstanding 107,132,280 shares and 107,698,498 shares	107	108
Additional paid-in capital	1,324,451	1,293,565
Accumulated other comprehensive income (loss)	(36,589)	(43,623)
Retained earnings	337,302	318,508
Total stockholders’ equity	1,625,271	1,568,558
Total liabilities and stockholders’ equity	$3,067,641	$2,964,488

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Service revenues	$1,639,478	$1,862,827	$3,355,813	$3,677,661
Costs of services	979,309	1,047,280	2,005,912	2,090,268
Gross margin	660,169	815,547	1,349,901	1,587,393
Selling, general and administrative expenses	541,904	509,394	1,094,133	1,023,588
(Income) loss from investments held in employee deferred compensation trusts	(28,347)	65,622	(55,638)	95,623
Amortization of intangible assets	721	416	1,442	833
Interest income, net	(5,320)	(718)	(10,145)	(884)
Income before income taxes	151,211	240,833	320,109	468,233
Provision for income taxes	44,919	65,012	91,812	124,173
Net income	$106,292	$175,821	$228,297	$344,060

Net income per share:
Basic	$1.00	$1.62	$2.15	$3.16
Diluted	$1.00	$1.60	$2.14	$3.12

Shares:
Basic	106,102	108,833	106,260	109,025
Diluted	106,422	109,696	106,775	110,143
Dividends declared per share	$0.48	$0.43	$0.96	$0.86

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
COMPREHENSIVE INCOME (LOSS):
Net income	$106,292	$175,821	$228,297	$344,060
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	2,114	(24,048)	6,966	(25,016)
Foreign defined benefit plan adjustments, net of tax	34	15	68	31
Total other comprehensive income (loss)	2,148	(24,033)	7,034	(24,985)
Total comprehensive income (loss)	$108,440	$151,788	$235,331	$319,075

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2022	107,698	$108	$1,293,565	$(43,623)	$318,508	$1,568,558
Net income	—	—	—	—	122,005	122,005
Other comprehensive income (loss)	—	—	—	4,886	—	4,886
Dividends declared ($0.48 per share)	—	—	—	—	(52,529)	(52,529)
Net issuances of restricted stock	831	1	(1)	—	—	—
Stock-based compensation	—	—	15,434	—	—	15,434
Repurchases of common stock	(766)	(1)	—	—	(59,872)	(59,873)
Balance at March 31, 2023	107,763	$108	$1,308,998	$(38,737)	$328,112	$1,598,481

Net income	—	—	—	—	106,292	106,292
Other comprehensive income (loss)	—	—	—	2,148	—	2,148
Dividends declared ($0.48 per share)	—	—	—	—	(51,565)	(51,565)
Net issuances of restricted stock	23	—	—	—	—	—
Stock-based compensation	—	—	15,453	—	—	15,453
Repurchases of common stock	(654)	(1)	—	—	(45,537)	(45,538)
Balance at June 30, 2023	107,132	$107	$1,324,451	$(36,589)	$337,302	$1,625,271

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2021	110,686	$111	$1,235,903	$(22,622)	$167,659	$1,381,051
Net income	—	—	—	—	168,239	168,239
Other comprehensive income (loss)	—	—	—	(952)	—	(952)
Dividends declared ($0.43 per share)	—	—	—	—	(48,413)	(48,413)
Net issuances of restricted stock	598	1	(1)	—	—	—
Stock-based compensation	—	—	15,184	—	—	15,184
Repurchases of common stock	(537)	(1)	—	—	(62,340)	(62,341)
Balance at March 31, 2022	110,747	$111	$1,251,086	$(23,574)	$225,145	$1,452,768

Net income	—	—	—	—	175,821	175,821
Other comprehensive income (loss)	—	—	—	(24,033)	—	(24,033)
Dividends declared ($0.43 per share)	—	—	—	—	(47,325)	(47,325)
Net issuances of restricted stock	4	—	—	—	—	—
Stock-based compensation	—	—	14,409	—	—	14,409
Repurchases of common stock	(1,144)	(1)	—	—	(103,971)	(103,972)
Balance at June 30, 2022	109,607	$110	$1,265,495	$(47,607)	$249,670	$1,467,668

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$228,297	$344,060
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	3,529	4,316
Depreciation	25,229	22,907
Amortization of cloud computing implementation costs	16,351	13,804
Amortization of intangible assets	1,442	833
Realized and unrealized (gains) losses from investments held in employee deferred compensation trusts	(51,843)	98,233
Stock-based compensation	30,887	29,593
Deferred income taxes	(3,583)	6,421
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	45,943	(129,983)
Capitalized cloud computing implementation costs	(20,184)	(19,540)
Accounts payable and accrued expenses	(21,882)	(8,374)
Accrued payroll and benefit costs	(26,539)	15,848
Employee deferred compensation plan obligations	56,418	(94,957)
Income taxes payable	67,672	21,516
Other assets and liabilities, net	(5,134)	(2,599)
Net cash flows provided by operating activities	346,603	302,078

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,093)	(35,275)
Investments in employee deferred compensation trusts	(81,714)	(45,061)
Proceeds from employee deferred compensation trust redemptions	24,053	25,140
Payments for acquisition	(1,035)	—
Net cash flows used in investing activities	(77,789)	(55,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(104,664)	(160,610)
Dividends paid	(104,680)	(96,229)
Net cash flows used in financing activities	(209,344)	(256,839)
Effect of exchange rate fluctuations	4,667	(18,135)
Change in cash and cash equivalents	64,137	(28,092)
Cash and cash equivalents at beginning of period	658,626	619,001
Cash and cash equivalents at end of period	$722,763	$590,909

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Repurchases of common stock awaiting settlement	$3,684	$11,296
Fund exchanges within employee deferred compensation trusts	$70,608	$66,645
Contingent consideration related to acquisition	$350	$—
The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2023

Note A—Summary of Significant Accounting Policies
Nature of Operations. Robert Half Inc. (the “Company”) is a specialized talent solutions and business consulting firm that connects opportunities at great companies with highly skilled job seekers. Robert Half® offers contract talent solutions and permanent placement talent solutions for finance and accounting, technology, marketing and creative, legal, administrative, and customer support roles. Robert Half is also the parent company of Protiviti®, a global consulting firm that provides internal audit, risk, business, and technology consulting solutions. The Company operates in North America, South America, Europe, Asia and Australia. The Company is a Delaware corporation.
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
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of June 30, 2023, such estimates include allowances for credit losses, variable consideration, workers’ compensation losses, accrued medical expenses, income and other taxes, and assumptions used in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions. Actual results and outcomes may differ from management’s estimates and assumptions.
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
Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs were $14.6 million and $27.9 million for the three and six months ended June 30, 2023, respectively, and $14.5 million and $28.7 million for the three and six months ended June 30, 2022, respectively.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2023
(Income) Loss from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation plan obligations change and adjustments are recorded in selling, general and administrative expenses or, in the case of Protiviti, costs of services. The value of the related investment trust assets also changes by an equal and offsetting amount, leaving no net cost to the Company. The Company’s (income) loss from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments and is presented separately on the unaudited Condensed Consolidated Statements of Operations.
The following table presents the Company’s (income) loss from investments held in employee deferred compensation trusts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Dividend income	$(2,232)	$(2,315)	$(3,795)	$(2,610)
Realized and unrealized (gains) losses	(26,115)	67,937	(51,843)	98,233
(Income) loss from investments held in employee deferred compensation trusts	$(28,347)	$65,622	$(55,638)	$95,623
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

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2023
The following tables set forth the composition of the underlying assets which comprise the Company’s deferred compensation trust assets (in thousands):

		Fair Value Measurements Using
	Balance at June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$122,291	$122,291	—	—
Mutual funds - bond	33,790	33,790	—	—
Mutual funds - stock	297,569	297,569	—	—
Mutual funds - blend	88,588	88,588	—	—
	$542,238	$542,238	—	—

		Fair Value Measurements Using
	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$77,730	$77,730	—	—
Mutual funds - bond	31,096	31,096	—	—
Mutual funds - stock	245,908	245,908	—	—
Mutual funds - blend	78,000	78,000	—	—
	$432,734	$432,734	—	—

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
The following table sets forth the activity in the allowance for credit losses from December 31, 2022 through June 30, 2023 (in thousands):

Allowance for Credit Losses
Balance as of December 31, 2022	$22,561
Charges to expense	3,529
Deductions	(3,014)
Other, including foreign currency translation adjustments	164
Balance as of June 30, 2023	$23,240

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2023
Internal-use Software. The Company develops and implements software for internal use to enhance the performance and capabilities of the operating technology infrastructure. Direct costs incurred for the development of internal-use software are capitalized from the time when the completion of the internal-use software is considered probable until the software is ready for use. All other preliminary and planning stage costs are expensed as incurred. Cloud computing implementation costs incurred in hosting arrangements are capitalized and reported as a component of other current assets and other noncurrent assets, while all other capitalized internal-use software development costs are reported as a component of computer software within property and equipment on the unaudited Condensed Consolidated Statements of Financial Position. Capitalized software costs are amortized using the straight-line method over the estimated useful life of the software, ranging from two to five years.
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

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2023
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
The following table presents the Company’s revenues disaggregated by functional specialization and segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contract talent solutions
Finance and accounting	$721,391	$810,910	$1,499,224	$1,612,600
Administrative and customer support	211,023	274,141	430,373	559,047
Technology	181,776	218,190	375,858	431,517
Elimination of intersegment revenues (a)	(114,807)	(137,548)	(240,598)	(281,748)
Total contract talent solutions	999,383	1,165,693	2,064,857	2,321,416
Permanent placement talent solutions	149,254	200,096	305,991	386,878
Protiviti	490,841	497,038	984,965	969,367
Total service revenues	$1,639,478	$1,862,827	$3,355,813	$3,677,661
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
Contracts with multiple performance obligations are recognized as performance obligations are delivered, and contract value is allocated based on relative stand-alone selling values of the services and products in the arrangement. As of June 30, 2023, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $160.3 million. Of this amount, $144.1 million is expected to be recognized within the next twelve months. As of June 30, 2022, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $202.4 million.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2023
Contract liabilities are recorded when cash payments are received or due in advance of performance and are reflected in accounts payable and accrued expenses on the unaudited Condensed Consolidated Statements of Financial Position. The following table sets forth the activity in contract liabilities from December 31, 2022 through June 30, 2023 (in thousands):

Contract Liabilities
Balance as of December 31, 2022	$21,983
Payments in advance of satisfaction of performance obligations	21,751
Revenue recognized	(24,446)
Other, including translation adjustments	(408)
Balance as of June 30, 2023	$18,880

Note D—Other Current Assets
Other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid expenses	$74,719	$69,394
Unamortized cloud computing implementation costs	31,485	56,108
Other	32,891	49,963
Other current assets	$139,095	$175,465

Note E—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Computer hardware	$162,310	$160,028
Computer software	224,352	219,863
Furniture and equipment	98,228	96,601
Leasehold improvements	178,228	171,893
Property and equipment, cost	663,118	648,385
Accumulated depreciation	(556,851)	(538,698)
Property and equipment, net	$106,267	$109,687

Note F—Other Noncurrent Assets
Other noncurrent assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Unamortized cloud computing implementation costs	$28,444	$—
Other intangible assets, net	3,875	5,317
Other noncurrent assets	$32,319	$5,317

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2023
Note G—Leases
The Company has operating leases for corporate and field offices, and certain equipment. The Company’s leases have remaining lease terms of less than 1 year to 9 years, some of which include options to extend the leases for up to 7 years, and some of which include options to terminate the leases within 1 year. Operating lease expense was $22.5 million and $44.9 million for the three and six months ended June 30, 2023, respectively, and $22.5 million and $45.1 million for the three and six months ended June 30, 2022, respectively.
Supplemental cash flow information related to leases consisted of the following (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for operating lease liabilities	$48,145	$46,743
Right-of-use assets obtained in exchange for new operating lease liabilities	$25,914	$35,128
Supplemental balance sheet information related to leases consisted of the following:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term for operating leases	3.4 years	3.5 years
Weighted average discount rate for operating leases	2.6%	2.2%
Future minimum lease payments under non-cancellable leases as of June 30, 2023, were as follows (in thousands):

2023 (excluding the six months ended June 30, 2023)	$45,880
2024	74,316
2025	48,238
2026	32,279
2027	17,594
Thereafter	10,036
Less: Imputed interest	(10,075)
Present value of operating lease liabilities (a)	$218,268
(a) Includes the current portion of $82.3 million for operating leases.
As of June 30, 2023, the Company had additional future minimum lease obligations totaling $2.3 million under executed operating lease contracts that had not yet commenced. These operating leases include agreements for corporate and field office facilities with lease terms of 1 to 6 years.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2023
Note H—Goodwill
The following table sets forth the activity in goodwill from December 31, 2022 through June 30, 2023 (in thousands):

	Goodwill
	Contract talent solutions	Permanent placement talent solutions	Protiviti	Total
Balance as of December 31, 2022	$134,118	$26,098	$77,594	$237,810
Foreign currency translation and other adjustments	132	26	254	412
Balance as of June 30, 2023	$134,250	$26,124	$77,848	$238,222
The Company completed its annual assessment of the recoverability of goodwill during the three months ended June 30, 2023, and determined there were no events or circumstances that would more likely than not reduce the fair value of the Company’s reporting units below their carrying value.
Note I—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Payroll and benefits	$429,619	$423,439
Payroll taxes	2,442	33,559
Workers’ compensation	15,653	15,312
Accrued payroll and benefit costs	$447,714	$472,310
Note J—Employee Deferred Compensation Plan Obligations
The Company provides various qualified defined contribution 401(k) plans covering eligible employees. The plans offer a savings feature with the Company matching employee contributions. Assets of this plan are held by an independent trustee for the sole benefit of participating employees. Nonqualified plans are provided for employees on a discretionary basis, including those not eligible for the qualified plans. These plans include provisions for salary deferrals and discretionary contributions. The asset value of the nonqualified plans was $542.2 million and $432.7 million as of June 30, 2023 and December 31, 2022, respectively. The Company holds these assets to satisfy the Company’s liabilities under its deferred compensation plans.
The liability value for the nonqualified plans was $530.5 million and $474.1 million as of June 30, 2023 and December 31, 2022, respectively.
The following table presents the Company’s compensation expense related to its qualified defined contribution plans and nonqualified plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contribution expense	$11,498	$12,794	$22,778	$24,996
Increase (decrease) in employee deferred compensation expense related to changes in the fair value of trust assets	28,347	(65,622)	55,638	(95,623)
	$39,845	$(52,828)	$78,416	$(70,627)
The Company has statutory defined contribution plans and defined benefit plans outside the United States of America, which are not material.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2023
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
In May 2023, the Company entered into an amendment to extend the maturity of its $100.0 million unsecured revolving credit facility (the “Credit Agreement”) to May 2026. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing which, effective May 2023, will be calculated according to the Adjusted Term Secured Overnight Financing Rate ("SOFR"), or an alternative base rate, plus an applicable margin. The Credit Agreement is subject to certain financial covenants and the Company was in compliance with these covenants as of June 30, 2023. There were no borrowings under the Credit Agreement as of June 30, 2023, or December 31, 2022.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2023
Note L—Stockholders’ Equity
Stock Repurchase Program. As of June 30, 2023, the Company is authorized to repurchase, from time to time, up to 12.7 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the six months ended June 30, 2023 and 2022, are reflected in the following table (in thousands):

	Six Months Ended June 30,
	2023	2022
Common stock repurchased (in shares)	1,137	1,386
Common stock repurchased	$83,678	$133,527
Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. The number and the cost of employee stock plan repurchases made during the six months ended June 30, 2023 and 2022, are reflected in the following table (in thousands):

	Six Months Ended June 30,
	2023	2022
Repurchases related to employee stock plans (in shares)	283	295
Repurchases related to employee stock plans	$21,733	$32,786
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for the six months ended June 30, 2023 and 2022, (consisting of purchases of shares for the treasury) is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.
Repurchases of shares and issuances of dividends are applied first to the extent of retained earnings and any remaining amounts are applied to additional paid-in capital.
Note M—Net Income Per Share
The calculation of net income per share for the three and six months ended June 30, 2023 and 2022, is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$106,292	$175,821	$228,297	$344,060
Basic:
Weighted average shares	106,102	108,833	106,260	109,025
Diluted:
Weighted average shares	106,102	108,833	106,260	109,025
Dilutive effect of potential common shares	320	863	515	1,118
Diluted weighted average shares	106,422	109,696	106,775	110,143
Net income per share:
Basic	$1.00	$1.62	$2.15	$3.16
Diluted	$1.00	$1.60	$2.14	$3.12

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2023
Note N—Business Segments
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
The following table provides a reconciliation of service revenues and segment income by reportable segment to consolidated results for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service revenues
Contract talent solutions	$999,383	$1,165,693	$2,064,857	$2,321,416
Permanent placement talent solutions	149,254	200,096	305,991	386,878
Protiviti	490,841	497,038	984,965	969,367
	$1,639,478	$1,862,827	$3,355,813	$3,677,661
Segment income
Contract talent solutions	$81,316	$133,567	$183,462	$266,813
Permanent placement talent solutions	21,730	36,751	45,557	74,079
Protiviti	43,566	70,213	82,387	127,290
Combined segment income	146,612	240,531	311,406	468,182
Amortization of intangible assets	721	416	1,442	833
Interest income, net	(5,320)	(718)	(10,145)	(884)
Income before income taxes	$151,211	$240,833	$320,109	$468,233
Service revenues presented above are shown net of eliminations of intersegment revenues. Intersegment revenues between contract talent solutions segment and Protiviti segment were $114.8 million and $240.6 million for the three and six months ended June 30, 2023, respectively, and $137.5 million and $281.7 million for the three and six months ended June 30, 2022, respectively.
Revenue and direct costs related to the intersegment activity are reflected in the Protiviti segment, including the costs of candidate payroll, fringe benefits and incremental recruiter compensation.
Note O—Subsequent Events
On July 31, 2023, the Company announced the following:

Quarterly dividend per share	$0.48
Declaration date	July 31, 2023
Record date	August 25, 2023
Payment date	September 15, 2023

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain information contained in Management’s Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the future operating results or financial positions of Robert Half Inc. (the “Company”). Forward-looking statements are not guarantees or promises that goals or targets will be met. These statements may be identified by words such as “estimate,” “forecast,” "target," “project,” “plan,” “intend,” “believe,” “expect,” “anticipate,” or variations or negatives thereof or by similar or comparable words or phrases. In addition, historical, current, and forward-looking information about the Company’s ESG and compliance programs, including targets or goals, may not be considered material for the Securities and Exchange Commission (“SEC”) reporting purposes and may be based on standards for measuring progress that are still developing, on internal controls, diligence, or processes that are evolving, and on assumptions that are subject to change in the future. Forward-looking statements are estimates only, based on management’s current expectations, currently available information and current strategy, plans, or forecasts, and involve certain known and unknown risks and, uncertainties, and assumptions that are difficult to predict and often beyond our control and are inherently uncertain. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. These risks and uncertainties include, but are not limited to, the following: changes to or new interpretations of United States of America (“U.S.”) or international tax regulations; the global financial and economic situation; the duration and impact of the COVID-19 pandemic and efforts to mitigate its spread; changes in levels of unemployment and other economic conditions in the U.S. or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of candidates for contract employment or the Company’s ability to attract candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company’s services, on the Company’s ability to maintain its margins; the possibility of the Company incurring liability for its activities, including the activities of its engagement professionals, or for events impacting its engagement professionals on clients’ premises; the possibility that adverse publicity could impact the Company’s ability to attract and retain clients and candidates; the success of the Company in attracting, training, and retaining qualified management personnel and other staff employees; the Company’s ability to comply with governmental regulations affecting personnel services businesses in particular or employer/employee relationships in general; whether there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; the Company’s reliance on short-term contracts for a significant percentage of its business; litigation relating to prior or current transactions or activities, including litigation that may be disclosed from time to time in the Company’s SEC filings; the ability of the Company to manage its international operations and comply with foreign laws and regulations; the impact of fluctuations in foreign currency exchange rates; the possibility that the additional costs the Company will incur as a result of health care or other reform legislation may adversely affect the Company’s profit margins or the demand for the Company’s services; the possibility that the Company’s computer and communications hardware and software systems could be damaged or their service interrupted or the Company could experience a cybersecurity breach; and the possibility that the Company may fail to maintain adequate financial and management controls and as a result suffer errors in its financial reporting. Additionally, with respect to Protiviti, other risks and uncertainties include the fact that future success will depend on its ability to retain employees and attract clients; there can be no assurance that there will be ongoing demand for broad based consulting, regulatory compliance, technology services, public sector or other high demand advisory services; failure to produce projected revenues could adversely affect financial results; and there is the possibility of involvement in litigation relating to prior or current transactions or activities. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results.
Executive Overview
The Company's second-quarter results for talent solutions were impacted by elongated client hiring cycles resulting from ongoing global macro uncertainty. Protiviti was much less impacted with its diversified suite of solutions offerings. During the first half of 2023, service revenues were $3.36 billion, a decrease of 8.8% from the prior year. Net income was $228 million and diluted net income per share was $2.14. Global labor markets remain tight and the scarcity of talent persists. Client hiring and project needs continue to be significant. However, the urgency or velocity of that demand is impacted by the prolonged period of macroeconomic uncertainty, which continued in the second-quarter. As clients become more cost-focused, hiring timeframes extend, projects are delayed and contractor workloads are shifted to internal staff.
On a segment basis, year-to-date revenues for contract talent solutions and permanent placement talent solutions were down 11.1% and 20.9% year-over-year, respectively, and Protiviti year-to-date revenues grew by 1.6% year-over-year.

Demand for the Company’s contract talent solutions, permanent placement talent solutions, and Protiviti is largely dependent upon general economic and labor trends both domestically and abroad. The U.S. economic backdrop and labor trends for the first half of 2023 remained steady for the Company as the unemployment rate increased slightly from 3.5% for December 2022 to 3.6% at the end of the second quarter of 2023. Although recent metrics are modestly off their peaks, talent shortages persist. In the U.S., unemployment stands near a 50-year low and remains even lower for those with a college degree, where the rate is 2.0%. Although labor markets remain strong, ongoing uncertainty related to inflation and interest rates cause clients to be more cautious, resulting in elongated hiring cycles and has a negative impact on short-term results.
The Company is confident about its ability to navigate the uncertain global macroeconomic environment and is well positioned to benefit as the macro landscape improves. Clients continue to hire, but are being more selective and have added steps to their hiring process which impacts decision time frames and lengthens the sales cycle. Longer term, the growth and margin prospects from an ongoing focus on services related to talent with higher level skills is encouraging. The Company continues to invest in the tools needed to secure top talent for its clients by making enhancements to further improve our already effective, industry-leading artificial intelligence.
Reported results were unfavorably impacted by foreign currency exchange rates as the U.S. dollar strengthened against the Euro, British pound, Australian Dollar, and Canadian Dollar, when compared to the prior year.
The Company monitors various economic indicators and business trends in all of the countries in which it operates to anticipate demand for the Company’s services. These trends are evaluated to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends and productivity metrics. Visibility into future revenues is limited not only due to the dependence on macroeconomic conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, the Company’s headcount and other investments are typically assessed on at least a quarterly basis. During the first half of 2023, the Company decreased headcount for its contract talent solutions and permanent placement talent solutions segments, while it increased headcount for its Protiviti segment, when compared to prior year-end levels.
Critical Accounting Policies and Estimates
The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to the Company’s critical accounting policies or estimates for the six months ended June 30, 2023.
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
The Company’s talent solutions business conducts placement activities through 318 offices in 42 states, the District of Columbia and 18 foreign countries, while Protiviti has 65 offices in 23 states and 13 foreign countries.

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
Three Months Ended June 30, 2023 and 2022
Service Revenues. The Company’s revenues were $1.64 billion for the three months ended June 30, 2023, a decrease of 12.0% compared to $1.86 billion for the three months ended June 30, 2022. Revenues from U.S. operations decreased 13.3% to $1.27 billion (77.6% of total revenue) for the three months ended June 30, 2023, compared to $1.47 billion (78.8% of total revenue) for the three months ended June 30, 2022. Revenues from international operations decreased 7.0% to $368 million (22.4% of total revenue) for the three months ended June 30, 2023, compared to $396 million (21.2% of total revenue) for the three months ended June 30, 2022. Contributing factors for each reportable segment are discussed below in further detail.
Contract talent solutions revenues were $1.00 billion for the three months ended June 30, 2023, decreasing by 14.3% compared to revenues of $1.16 billion for the three months ended June 30, 2022. Key drivers of contract talent solutions revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. The decrease in contract talent solutions revenues for the three months ended June 30, 2023, was primarily due to a 21.1% decrease in the number of hours worked by the Company's engagement professionals, partially offset by a 7.7% increase in average bill rates. On an as adjusted basis, contract talent solutions revenues decreased 14.0% for the second quarter of 2023, compared to the second quarter of 2022. In the U.S., revenues in the second quarter of 2023 decreased 16.0% on an as reported basis, and decreased 15.9% on an as adjusted basis, compared to the second quarter of 2022. International revenues for the second quarter of 2023 decreased 7.6% on an as reported basis, and decreased 6.2% on an as adjusted basis compared to the second quarter of 2022.

Permanent placement talent solutions revenues were $149 million for the three months ended June 30, 2023, decreasing by 25.4% compared to revenues of $200 million for the three months ended June 30, 2022. Key drivers of permanent placement talent solutions revenues consist of the number of candidate placements and average fees earned per placement. The decrease in permanent placement talent revenues for the three months ended June 30, 2023, was due to a 25.9% decrease in the number of placements, partially offset by a 0.4% increase in average fees earned per placement. On an as adjusted basis, permanent placement talent solutions revenues decreased 25.0% for the second quarter of 2023, compared to the second quarter of 2022. In the U.S., revenues for the second quarter of 2023 decreased 26.2% on an as reported basis, and decreased 26.1% on an as adjusted basis, compared to the second quarter of 2022. International revenues for the second quarter of 2023 decreased 23.4% on an as reported basis and decreased 21.9% on an as adjusted basis, compared to the second quarter of 2022. Historically, demand for permanent placement talent solutions is even more sensitive to economic and labor market conditions than demand for contract talent solutions and this is expected to continue.
Protiviti revenues were $491 million for the three months ended June 30, 2023, decreasing by 1.2% compared to revenues of $497 million for the three months ended June 30, 2022. Key drivers of Protiviti revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. The decrease in Protiviti revenues for the three months ended June 30, 2023, was due to a 3.4% decrease in billable hours, partially offset by a 2.2% increase in average hourly bill rates. On an as adjusted basis, Protiviti revenues decreased 1.0% for the second quarter of 2023, compared to the second quarter of 2022. In the U.S., revenues in the second quarter of 2023 decreased 2.4% on an as reported basis, and decreased 2.3% on an as adjusted basis, compared to the second quarter of 2022. International revenues for the second quarter of 2023 increased 3.3% on an as reported basis and increased 4.2% on an as adjusted basis, compared to the second quarter of 2022.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended June 30, 2023, is presented in the following table:

	Global	United States	International
Contract talent solutions
As Reported	-14.3%	-16.0%	-7.6%
Billing Days Impact	0.1%	0.1%	0.6%
Currency Impact	0.2%	―	0.8%
As Adjusted	-14.0%	-15.9%	-6.2%
Permanent placement talent solutions
As Reported	-25.4%	-26.2%	-23.4%
Billing Days Impact	0.1%	0.1%	0.5%
Currency Impact	0.3%	―	1.0%
As Adjusted	-25.0%	-26.1%	-21.9%
Protiviti
As Reported	-1.2%	-2.4%	3.3%
Billing Days Impact	0.2%	0.1%	0.7%
Currency Impact	0.0%	―	0.2%
As Adjusted	-1.0%	-2.3%	4.2%
Gross Margin.    The Company’s gross margin dollars were $660 million for the three months ended June 30, 2023, down 19.1% from $816 million for the three months ended June 30, 2022. Contributing factors for each reportable segment are discussed below in further detail.
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
Gross margin dollars for contract talent solutions were $399 million for the three months ended June 30, 2023, down 14.2% from $465 million for the three months ended June 30, 2022. As a percentage of revenues, gross margin dollars for contract talent solutions were 39.9% in both the second quarter of 2023 and the second quarter of 2022.
Gross margin dollars for permanent placement talent solutions represent revenues less reimbursable expenses. Gross margin dollars for permanent placement talent solutions were $149 million for the three months ended June 30, 2023, down

25.4% from $200 million for the three months ended June 30, 2022. Because reimbursable expenses for permanent placement talent solutions are de minimis, the decrease in gross margin dollars is substantially explained by the decrease in revenues previously discussed.
Gross margin dollars for Protiviti represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs, and reimbursable expenses. The primary drivers of Protiviti's gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s Protiviti staff. Gross margin dollars for Protiviti were $112 million for the three months ended June 30, 2023, down 25.5% from $151 million for the three months ended June 30, 2022. As a percentage of revenues, reported gross margin dollars for Protiviti were 22.9% in the second quarter of 2023, down from 30.4% in the second quarter of 2022. As a percentage of revenues, adjusted gross margin dollars for Protiviti were 24.0% in the second quarter of 2023, down from 28.1% in the second quarter of 2022. The year-over-year decrease in adjusted gross margin percentage was primarily due to lower staff utilization.
The Company's gross margin by reporting segment is summarized as follows (in thousands):

	Three Months Ended June 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2023	2022	2023	2022	2023	2022	2023	2022
Gross Margin
Contract talent solutions	$398,636	$464,853	$398,636	$464,853	39.9%	39.9%	39.9%	39.9%
Permanent placement talent solutions	148,975	199,664	148,975	199,664	99.8%	99.8%	99.8%	99.8%
Protiviti	112,558	151,030	117,882	139,617	22.9%	30.4%	24.0%	28.1%
Total	$660,169	$815,547	$665,493	$804,134	40.3%	43.8%	40.6%	43.2%
The following tables provide reconciliations of the non-GAAP adjusted gross margin to reported gross margin for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30, 2023
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$398,636	39.9%	$148,975	99.8%	$112,558	22.9%	$660,169	40.3%
Adjustments (1)	—	—	—	—	5,324	1.1%	5,324	0.3%
As Adjusted	$398,636	39.9%	$148,975	99.8%	$117,882	24.0%	$665,493	40.6%

	Three Months Ended June 30, 2022
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$464,853	39.9%	$199,664	99.8%	$151,030	30.4%	$815,547	43.8%
Adjustments (1)	—	—	—	—	(11,413)	(2.3%)	(11,413)	(0.6%)
As Adjusted	$464,853	39.9%	$199,664	99.8%	$139,617	28.1%	$804,134	43.2%
(1)Changes in the Company’s employee deferred compensation plan obligations related to Protiviti operations are included in costs of services, while the related investment (income) loss is presented separately. The non-GAAP financial adjustments shown in the table above are to reclassify investment (income) loss from investments held in employee deferred compensation trusts to the same line item that includes the corresponding change in obligation. These adjustments have no impact on income before income taxes.

Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation, and occupancy costs. The Company’s selling, general and administrative expenses were $542 million for the three months ended June 30, 2023, up 6.4% from $509 million for the three months ended June 30, 2022. As a percentage of revenues, reported selling, general and administrative expenses were 33.1% in the second quarter of 2023, up from 27.3% in the second quarter of 2022. As a percentage of revenues, adjusted selling, general and administrative expenses were 31.6% in the second quarter of 2023, up from 30.3% in the second quarter of 2022. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for contract talent solutions were $338 million for the three months ended June 30, 2023, increasing by 18.9% from $284 million for the three months ended June 30, 2022. As a percentage of revenues, reported selling, general and administrative expenses for contract talent solutions were 33.8% in the second quarter of 2023, up from 24.4% in the second quarter of 2022. As a percentage of revenues, adjusted selling, general and administrative expenses for contract talent solutions were 31.8% in the second quarter of 2023, up from 28.4% in the second quarter of 2022, due primarily to negative leverage as revenues decreased as a result of economic conditions during the quarter.
Selling, general and administrative expenses for permanent placement talent solutions were $130 million for the three months ended June 30, 2023, decreasing by 16.7% from $156 million for the three months ended June 30, 2022. As a percentage of revenues, reported selling, general and administrative expenses for permanent placement talent solutions were 87.0% in the second quarter of 2023, up from 77.9% in the second quarter of 2022. As a percentage of revenues, adjusted selling, general and administrative expenses for permanent placement was 85.3% in the second quarter of 2023, up from 81.4% in the second quarter of 2022, due primarily to negative leverage as revenues decreased as a result of economic conditions during the quarter.
Selling, general and administrative expenses for the Company’s Protiviti division were $74 million for the three months ended June 30, 2023, increasing by 7.1% from $69 million for the three months ended June 30, 2022. As a percentage of revenues, selling, general and administrative expenses for Protiviti services were 15.1% in the second quarter of 2023, up from 14.0% in the second quarter of 2022, due primarily to operating expenditures returning to more normal pre-pandemic levels.
The Company's selling, general and administrative expenses by reportable segment are summarized as follows: (in thousands):

	Three Months Ended June 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2023	2022	2023	2022	2023	2022	2023	2022
Selling, General and Administrative Expenses
Contract talent solutions	$337,742	$284,090	$317,320	$331,286	33.8%	24.4%	31.8%	28.4%
Permanent placement talent solutions	129,846	155,900	127,245	162,913	87.0%	77.9%	85.3%	81.4%
Protiviti	74,316	69,404	74,316	69,404	15.1%	14.0%	15.1%	14.0%
Total	$541,904	$509,394	$518,881	$563,603	33.1%	27.3%	31.6%	30.3%
The following tables provide reconciliations of the non-GAAP selling, general and administrative expenses to reported selling, general and administrative expenses for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30, 2023
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$337,742	33.8%	$129,846	87.0%	$74,316	15.1%	$541,904	33.1%
Adjustments (1)	(20,422)	(2.0%)	(2,601)	(1.7%)	—	—	(23,023)	(1.5%)
As Adjusted	$317,320	31.8%	$127,245	85.3%	$74,316	15.1%	$518,881	31.6%

	Three Months Ended June 30, 2022
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$284,090	24.4%	$155,900	77.9%	$69,404	14.0%	$509,394	27.3%
Adjustments (1)	47,196	4.0%	7,013	3.5%	—	—	54,209	3.0%
As Adjusted	$331,286	28.4%	$162,913	81.4%	$69,404	14.0%	$563,603	30.3%
(1)Changes in the Company’s employee deferred compensation plan obligations related to talent solutions operations are included in selling, general and administrative expenses, while the related investment (income) loss is presented separately. The non-GAAP financial adjustments shown in the table above are to reclassify investment (income) loss from investments held in employee deferred compensation trusts to the same line item that includes the corresponding change in obligation. These adjustments have no impact on income before income taxes.
(Income) Loss from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation plan obligations change and adjustments are recorded in selling, general and administrative expenses, or in the case of Protiviti, costs of services. The value of the related investment trust assets also changes by the equal and offsetting amount, leaving no net costs to the Company. The Company’s (income) loss from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments and is presented separately on the unaudited Condensed Consolidated Statements of Operations. The Company’s (income) loss from investments held in employee deferred compensation trusts was income of $28 million and a loss of $66 million for the three months ended June 30, 2023 and 2022, respectively. The income from trust investments was due to positive market returns during the second quarter of 2023.
Income Before Income Taxes and Segment Income. The Company’s total income before income taxes was $151 million, or 9.2% of revenues, for the three months ended June 30, 2023, down from $241 million or 12.9% of revenues, for the three months ended June 30, 2022. Combined segment income was $147 million, or 8.9% of revenues, for the three months ended June 30, 2023, down from $241 million, or 12.9% of revenues, for the three months ended June 30, 2022.
The Company's non-GAAP combined segment income is summarized as follows (in thousands):

	Three Months Ended June 30,
	2023	% of Revenue	2022	% of Revenue
Combined Segment Income
Contract talent solutions	$81,316	8.1%	$133,567	11.5%
Permanent placement talent solutions	21,730	14.6%	36,751	18.4%
Protiviti	43,566	8.9%	70,213	14.1%
Total	$146,612	8.9%	$240,531	12.9%
The following table provides a reconciliation of the non-GAAP combined segment income to reported income before income taxes for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	% of Revenue	2022	% of Revenue
Income before income taxes	$151,211	9.2%	$240,833	12.9%
Interest income, net	(5,320)	(0.3%)	(718)	0.0%
Amortization of intangible assets	721	0.0%	416	0.0%
Combined segment income	$146,612	8.9%	$240,531	12.9%
Provision for income taxes. The provision for income taxes was 29.7% and 27.0% for the three months ended June 30, 2023 and 2022, respectively. The higher tax rate for 2023 can be attributed to an increased impact of nondeductible expenses, fewer tax credits as well as lower stock compensation deductions.

Six Months Ended June 30, 2023 and 2022
Service Revenues. The Company’s revenues were $3.36 billion for the six months ended June 30, 2023, a decrease of 8.8% compared to $3.68 billion for the six months ended June 30, 2022. Revenues from U.S. operations decreased 9.3% to $2.61 billion (77.9% of total revenue) for the six months ended June 30, 2023, compared to $2.88 billion (78.4% of total revenue) for the six months ended June 30, 2022. Revenues from international operations decreased 6.6% to $743 million (22.1% of total revenue) for the six months ended June 30, 2023, compared to $795 million (21.6% of total revenue) for the six months ended June 30, 2022. Contributing factors for each reportable segment are discussed below in further detail.
Contract talent solutions revenues were $2.07 billion for the six months ended June 30, 2023, decreasing by 11.1% compared to revenues of $2.32 billion for the six months ended June 30, 2022. Key drivers of contract talent solutions revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. The decrease in contract talent solutions revenues for the six months ended June 30, 2023, was primarily due to a 19.6% decrease in the number of hours worked by the Company's engagement professionals, partially offset by a 9.3% increase in average bill rates. On an as adjusted basis, contract talent solutions revenues in the first half of 2023 decreased 11.0% compared to the first half of 2022. In the U.S., revenues in the first half of 2023 decreased 12.3% on an as reported basis, and decreased 12.9% on as adjusted basis, compared to the first half of 2022. International revenues for the first half of 2023 decreased 6.1% on an as reported basis, and decreased 3.7% on an as adjusted basis, compared to the first half of 2022.
Permanent placement talent solutions revenues were $306 million for the six months ended June 30, 2023, decreasing by 20.9% compared to revenues of $387 million for the six months ended June 30, 2022. Key drivers of permanent placement talent solutions revenues consist of the number of candidate placements and average fees earned per placement. The decrease in permanent placement staffing revenues for the six months ended June 30, 2023, was due to a 22.3% decrease in the number of placements, partially offset by a 1.4% increase in average fees earned per placement. On an as adjusted basis, permanent placement talent solutions revenues decreased 20.6% for the first half of 2023, compared to the first half of 2022. In the U.S., revenues for the first half of 2023 decreased 21.7% on an as reported basis and decreased 22.2% on an as adjusted basis, compared to the first half of 2022. International revenues for the first half of 2023 decreased 18.8% on an as reported basis, and decreased 16.3% on an as adjusted basis, compared to the first half of 2022. Historically, demand for permanent placement talent solutions is even more sensitive to economic and labor market conditions than demand for contract talent solutions and this is expected to continue.
Protiviti revenues were $985 million for the six months ended June 30, 2023, increasing by 1.6% compared to revenues of $969 million for the six months ended June 30, 2022. Key drivers of Protiviti revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. The increase in Protiviti revenues for the six months ended June 30, 2023, was due to a 3.2% increase in average hourly bill rates, partially offset by a 1.6% decrease in billable hours. On an as adjusted basis, Protiviti revenues increased 1.6% for the first half of 2023, compared to the first half of 2022. In the U.S., revenues in the first half of 2023 increased 2.4% on an as reported basis and increased 1.7% on an as adjusted basis, compared to the first half of 2022. International revenues in the first half of 2023 decreased 1.2% on an as reported basis, and increased 1.3% on an as adjusted basis, compared to the first half of 2022.

A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the six months ended June 30, 2023, is presented in the following table:

	Global	United States	International
Contract talent solutions
As Reported	-11.1%	-12.3%	-6.1%
Billing Days Impact	-0.5%	-0.6%	-0.6%
Currency Impact	0.6%	―	3.0%
As Adjusted	-11.0%	-12.9%	-3.7%
Permanent placement talent solutions
As Reported	-20.9%	-21.7%	-18.8%
Billing Days Impact	-0.5%	-0.5%	-0.5%
Currency Impact	0.8%	―	3.0%
As Adjusted	-20.6%	-22.2%	-16.3%
Protiviti
As Reported	1.6%	2.4%	-1.2%
Billing Days Impact	-0.7%	-0.7%	-0.6%
Currency Impact	0.7%	―	3.1%
As Adjusted	1.6%	1.7%	1.3%
Gross Margin.    The Company’s gross margin dollars were $1.35 billion for the six months ended June 30, 2023, down 15.0% from $1.59 billion for the six months ended June 30, 2022. Contributing factors for each reportable segment are discussed below in further detail.
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
Gross margin dollars for contract talent solutions were $822 million for the six months ended June 30, 2023, down 11.3% from $927 million for the six months ended June 30, 2022. As a percentage of revenues, gross margin dollars for contract talent solutions were 39.8% in the first half of 2023, down from 39.9% in the first half of 2022. The decrease in gross margin percentage was primarily due to slightly lower conversion revenues.
Gross margin dollars for permanent placement talent solutions represent revenues less reimbursable expenses. Gross margin dollars for permanent placement talent solutions were $305 million for the six months ended June 30, 2023, down 20.9% from $386 million for the six months ended June 30, 2022. Because reimbursable expenses for permanent placement talent solutions are de minimis, the decrease in gross margin dollars is substantially explained by the decrease in revenues previously discussed.
Gross margin dollars for Protiviti represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs, and reimbursable expenses. The primary drivers of Protiviti's gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s Protiviti staff. Gross margin dollars for Protiviti were $222 million for the six months ended June 30, 2023, down 19.0% from $275 million for the six months ended June 30, 2022. As a percentage of revenues, reported gross margin dollars for Protiviti were 22.6% in the first half of 2023, down from 28.3% in the first half of 2022. As a percentage of revenues, adjusted gross margin dollars for Protiviti were 23.6% in the first half of 2023, down from 26.8% in the first half of 2022. The year-over-year decrease in adjusted gross margin percentage was primarily due to lower staff utilization.

The Company's gross margin by reportable segment are summarized as follows: (in thousands):

	Six Months Ended June 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2023	2022	2023	2022	2023	2022	2023	2022
Gross Margin
Contract talent solutions	$822,261	$926,714	$822,261	$926,714	39.8%	39.9%	39.8%	39.9%
Permanent placement talent solutions	305,370	386,113	305,370	386,113	99.8%	99.8%	99.8%	99.8%
Protiviti	222,270	274,566	232,366	259,307	22.6%	28.3%	23.6%	26.8%
Total	$1,349,901	$1,587,393	$1,359,997	$1,572,134	40.2%	43.2%	40.5%	42.7%
The following tables provide reconciliations of the non-GAAP adjusted gross margin to reported gross margin for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30, 2023
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$822,261	39.8%	$305,370	99.8%	$222,270	22.6%	$1,349,901	40.2%
Adjustments (1)	—	—	—	—	10,096	1.0%	10,096	0.3%
As Adjusted	$822,261	39.8%	$305,370	99.8%	$232,366	23.6%	$1,359,997	40.5%

	Six Months Ended June 30, 2022
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$926,714	39.9%	$386,113	99.8%	$274,566	28.3%	$1,587,393	43.2%
Adjustments (1)	—	—	—	—	(15,259)	(1.5%)	(15,259)	(0.5%)
As Adjusted	$926,714	39.9%	$386,113	99.8%	$259,307	26.8%	$1,572,134	42.7%
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
Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation, and occupancy costs. The Company’s selling, general and administrative expenses were $1.09 billion for the six months ended June 30, 2023, up 6.9% from $1.02 billion for the six months ended June 30, 2022. As a percentage of revenues, reported selling, general and administrative expenses were 32.6% in the first half of 2023, up from 27.8% in the first half of 2022. As a percentage of revenues, adjusted selling, general and administrative expenses were 31.2% in the first half of 2023, up from 30.0% in the first half of 2022. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for contract talent solutions were $679 million for the six months ended June 30, 2023, increasing by 15.3% from $589 million for the six months ended June 30, 2022. As a percentage of revenues, reported selling, general and administrative expenses for contract talent solutions were 32.9% in the first half of 2023, up from 25.4% in the first half of 2022. As a percentage of revenues, adjusted selling, general and administrative expenses for contract talent solutions were 30.9% in the first half of 2023, up from 28.4% in the first half of 2022, due primarily to negative leverage as revenues decreased as a result of economic conditions.

Selling, general and administrative expenses for permanent placement talent solutions were $265 million for the six months ended June 30, 2023, decreasing by 12.4% from $302 million for the six months ended June 30, 2022. As a percentage of revenues, reported selling, general and administrative expenses for permanent placement talent solutions were 86.5% in the first half of 2023, up from 78.1% in the first half of 2022. As a percentage of revenues, adjusted selling, general and administrative expenses for permanent placement talent solutions was 84.9% in the first half of 2023, up from 80.7% in the first half of 2022, due primarily to negative leverage as revenues decreased as a result of economic conditions.
Selling, general and administrative expenses for Protiviti were $150 million for the six months ended June 30, 2023, increasing by 13.6% from $132 million for the six months ended June 30, 2022. As a percentage of revenues, selling, general and administrative expenses for Protiviti were 15.2% in the first half of 2023, up from 13.6% in the first half of 2022, due primarily to operating expenditures returning to more normal pre-pandemic levels.
The Company's selling, general and administrative expenses by reportable segment are summarized as follows: (in thousands):

	Six Months Ended June 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2023	2022	2023	2022	2023	2022	2023	2022
Selling, General and Administrative Expenses
Contract talent solutions	$679,464	$589,424	$638,799	$659,901	32.9%	25.4%	30.9%	28.4%
Permanent placement talent solutions	264,690	302,147	259,813	312,034	86.5%	78.1%	84.9%	80.7%
Protiviti	149,979	132,017	149,979	132,017	15.2%	13.6%	15.2%	13.6%
Total	$1,094,133	$1,023,588	$1,048,591	$1,103,952	32.6%	27.8%	31.2%	30.0%
The following tables provide reconciliations of the non-GAAP selling, general and administrative expenses to reported selling, general and administrative expenses for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30, 2023
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$679,464	32.9%	$264,690	86.5%	$149,979	15.2%	$1,094,133	32.6%
Adjustments (1)	(40,665)	(2.0%)	(4,877)	(1.6%)	—	—	(45,542)	(1.4%)
As Adjusted	$638,799	30.9%	$259,813	84.9%	$149,979	15.2%	$1,048,591	31.2%

	Six Months Ended June 30, 2022
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$589,424	25.4%	$302,147	78.1%	$132,017	13.6%	$1,023,588	27.8%
Adjustments (1)	70,477	3.0%	9,887	2.6%	—	—	80,364	2.2%
As Adjusted	$659,901	28.4%	$312,034	80.7%	$132,017	13.6%	$1,103,952	30.0%
(1)Changes in the Company’s employee deferred compensation plan obligations related to talent solutions operations are included in selling, general and administrative expenses, while the related investment (income) loss is presented separately. The non-GAAP financial adjustments shown in the table above are to reclassify investment (income) loss from investments held in employee deferred compensation trusts to the same line item that includes the corresponding change in obligation. These adjustments have no impact on income before income taxes.

(Income) Loss from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation plan obligations change and adjustments are recorded in selling, general and administrative expenses, or in the case of Protiviti, costs of services. The value of the related investment trust assets also changes by the equal and offsetting amount, leaving no net costs to the Company. The Company’s (income) loss from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments and is presented separately on the unaudited Condensed Consolidated Statements of Operations. The Company’s (income) loss from investments held in employee deferred compensation trusts was income of $56 million and a loss of $96 million for the six months ended June 30, 2023 and 2022, respectively. The income from trust investments was due to positive market returns during the first half of 2023.
Income Before Income Taxes and Segment Income. The Company’s total income before income taxes was $320 million, or 9.5% of revenues, for the six months ended June 30, 2023, down from $468 million or 12.7% of revenues, for the six months ended June 30, 2022. Combined segment income was $311 million, or 9.3% of revenues, for the six months ended June 30, 2023, down from $468 million, or 12.7% of revenues, for the six months ended June 30, 2022.
The Company's non-GAAP combined segment income is summarized as follows (in thousands):

	Six Months Ended June 30,
	2023	% of Revenue	2022	% of Revenue
Combined Segment Income
Contract talent solutions	$183,462	8.9%	$266,813	11.5%
Permanent placement talent solutions	45,557	14.9%	74,079	19.1%
Protiviti	82,387	8.4%	127,290	13.1%
Total	$311,406	9.3%	$468,182	12.7%
The following table provides a reconciliation of the non-GAAP combined segment income to reported income before income taxes for the six months ended June 30, 2023, and 2022 (in thousands):

	Six Months Ended June 30,
	2023	% of Revenue	2022	% of Revenue
Income before income taxes	$320,109	9.5%	$468,233	12.7%
Interest income, net	(10,145)	(0.2%)	(884)	0.0%
Amortization of intangible assets	1,442	0.0%	833	0.0%
Combined segment income	$311,406	9.3%	$468,182	12.7%
Provision for income taxes. The provision for income taxes was 28.7% and 26.5% for the six months ended June 30, 2023 and 2022, respectively. The higher tax rate for 2023 can be attributed to an increased impact of nondeductible expenses, fewer tax credits as well as lower stock compensation deductions.
Liquidity and Capital Resources
The change in the Company’s liquidity during the six months ended June 30, 2023 and 2022, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, investment in employee deferred compensation trusts, net of redemptions from employee deferred compensation trusts, repurchases of common stock, and payment of dividends.
Cash and cash equivalents were $723 million and $591 million at June 30, 2023 and 2022, respectively. Operating activities provided cash flows of $347 million during the six months ended June 30, 2023, offset by $78 million and $210 million of net cash used in investing activities and financing activities, respectively. Operating activities provided cash flows of $302 million during the six months ended June 30, 2022, offset by $55 million and $257 million of net cash used in investing activities and financing activities, respectively. Fluctuations in foreign currency exchange rates had the effect of increasing reported cash and cash equivalents by $5 million during the six months ended June 30, 2023, compared to a decrease of $18 million during the six months ended June 30, 2022.

Operating activities—Net cash provided by operating activities for the six months ended June 30, 2023, was composed of net income of $228 million adjusted upward for non-cash items of $22 million and net cash provided by changes in working capital of $97 million. Net cash provided by operating activities for the six months ended June 30, 2022, was composed of net income of $344 million adjusted upward for non-cash items of $176 million, offset by net cash used in changes in working capital of $218 million.
Investing activities—Cash used in investing activities for the six months ended June 30, 2023, was $78 million. This was composed of capital expenditures of $19 million, investments in employee deferred compensation trusts of $82 million, and $1 million in payments related to an acquisition, partially offset by proceeds from employee deferred compensation trusts redemptions of $24 million. Cash used in investing activities for the six months ended June 30, 2022, was $55 million. This was composed of capital expenditures of $35 million and investments in employee deferred compensation trusts of $45 million, partially offset by proceeds from employee deferred compensation trusts redemptions of $25 million.
Capital expenditures, including $20 million for cloud computing arrangements, for the six months ended June 30, 2023, totaled $39 million, approximately 74.0% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s sustainability and future growth opportunities. Capital expenditures for cloud computing arrangements are included in cash flows from operating activities on the Company’s Condensed Consolidated Statements of Cash Flows. Capital expenditures included amounts spent on tenant improvements and furniture and equipment in the Company’s leased offices. The Company currently expects that 2023 capital expenditures will range from $70 million to $80 million, of which $40 million to $50 million relates to software initiatives and technology infrastructure, including capitalized costs related to implementation of cloud computing arrangements.
Financing activities—Cash used in financing activities for the six months ended June 30, 2023, was $210 million. This included repurchases of $105 million in common stock and $105 million in dividends paid to stockholders. Cash used in financing activities for the six months ended June 30, 2022, was $257 million. This included repurchases of $161 million in common stock and $96 million in dividends paid to stockholders.
As of June 30, 2023, the Company is authorized to repurchase, from time to time, up to 12.7 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the six months ended June 30, 2023 and 2022, the Company repurchased 1.1 million shares, at a cost of $83 million, and 1.4 million shares, at a cost of $133 million, on the open market, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the six months ended June 30, 2023 and 2022, such repurchases totaled 0.3 million shares, at a cost of $22 million, and 0.3 million shares, at a cost of $33 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital at June 30, 2023, included $723 million in cash and cash equivalents and $974 million in net accounts receivable, both of which will be a significant source of ongoing liquidity and financial resilience. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
There is limited visibility into future cash flows as the Company’s revenues and net income are largely dependent on macroeconomic conditions. The Company’s variable direct costs related to its contract talent solutions business will largely fluctuate in relation to its revenues.
In May 2023, the Company entered into an amendment to extend the maturity of its $100.0 million unsecured revolving credit facility (the “Credit Agreement”) to May 2026. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing which, effective May 2023, will be calculated according to the Adjusted Term Secured Overnight Financing Rate ("SOFR"), or an alternative base rate, plus an applicable margin. The Credit Agreement is subject to certain financial covenants and the Company was in compliance with these covenants as of June 30, 2023. There were no borrowings under the Credit Agreement as of June 30, 2023, or December 31, 2022.
On July 31, 2023, the Company announced a quarterly dividend of $0.48 per share to be paid to all shareholders of record as of August 25, 2023. The dividend will be paid on September 15, 2023.
Material Cash Requirements from Contractual Obligations
Leases. As of June 30, 2023, the Company reported current and long-term operating lease liabilities of $82 million and $136 million, respectively. These balances consist of the minimum rental commitments for July 2023 and thereafter, discounted to reflect the Company’s cost of borrowing, under noncancellable lease contracts executed as of June 30, 2023.

The majority of these leases are for real estate. In the event the Company vacates a location prior to the end of the lease term, the Company may be obliged to continue making lease payments. For further information, see Note G— “Leases” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
Purchase Obligations. Purchase obligations are discussed in more detail in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes to the Company’s contractual purchase obligations during the first half of 2023.
Employee Deferred Compensation Plan. As of June 30, 2023, the Company reported employee deferred compensation plan obligations of $531 million in its accompanying unaudited Condensed Consolidated Statements of Financial Position. The balances are due to employees based upon elections they make at the time of deferring their funds. The timing of these payments may change based upon factors including termination of the Company’s employment arrangement with a participant. Assets of these plans are held by an independent trustee for the sole benefit of participating employees and consist of money market funds and mutual funds. For further information, see Note J—“Employee Deferred Compensation Plan Obligations” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
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
For the six months ended June 30, 2023, approximately 22.1% of the Company’s revenues were generated outside of the U.S. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, Australian dollar and Brazilian real, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s international markets, the Company’s reported results vary.
During the first six months of 2023, the U.S. dollar fluctuated, and generally strengthened, against the primary currencies in which the Company conducts business, compared to one year ago. Foreign currency exchange rates had the effect of decreasing reported service revenues by $24.0 million, or 0.7%, in the first half of 2023 compared to the same period one year ago. The general strengthening of the U.S. dollar also affected the reported level of expenses incurred in the Company’s international operations. Because substantially all the Company’s international operations generated revenues and incurred expenses within the same country and currency, the effect of lower reported revenues is largely offset by the decrease in reported operating expenses. Reported net income was $1.0 million, or 0.3%, lower in the first half of 2023 compared to the same period one year ago due to the effect of currency exchange rates. If currency exchange rates were to remain at June 30, 2023 levels throughout the remainder of 2023, the currency impact on the Company’s full-year reported revenues and operating expenses would be consistent with the first half of 2023 results. Should current trends continue, the impact to reported net income would be immaterial.
For the one month ended July 31, 2023, the U.S. dollar has weakened against the Euro, British Pound, Brazilian Real, and Canadian Dollar, and strengthened against the Australian Dollar since June 30, 2023. If foreign currency exchange rates were to remain at July 2023 levels throughout 2023, the currency impact on the Company’s full-year reported revenues would be favorable, offset by an unfavorable impact on operating expenses. These results will likely have an immaterial impact on reported net income.
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

ITEM 4. Controls and Procedures
Management, including the Company’s President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In accordance with this review, no material changes to controls and procedures were made in the three months ended June 30, 2023.

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

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (d)
April 1, 2023 to April 30, 2023	222	(a)	$71.93	—	13,349,853
May 1, 2023 to May 31, 2023	424,428	(b)	$68.24	424,376	12,925,477
June 1, 2023 to June 30, 2023	229,475	(c)	$72.15	229,029	12,696,448
Total April 1, 2023 to June 30, 2023	654,125			653,405

(a)Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(b)Includes 52 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(c)Includes 446 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(d)Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 138,000,000 shares have been authorized for repurchase, of which 125,303,552 shares have been repurchased as of June 30, 2023.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosure
Not applicable.

ITEM 5. Other Information

On July 31, 2023, the Company and Michael C. Buckley entered into the Company’s standard form of executive severance agreement. The material terms are described on page 42 of the Company’s Definitive Proxy Statement filed with the SEC on April 13, 2023, which is incorporated by reference.
ITEM 6. Exhibits

3.1	Restated Certificate of Incorporation of Robert Half Inc., incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated July 17, 2023.

3.2	Amended and Restated By-Laws of Robert Half Inc., incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K dated July 17, 2023.

10.1	Severance Agreement dated as of July 31, 2023 between Registrant and Michael C. Buckley.

10.2	Severance Agreement dated as of July 31, 2023 between Registrant and Joseph A. Tarantino.

10.3	Part-Time Employment Agreement dated as of July 31, 2023 between Registrant and Joseph A. Tarantino.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.1	Part I, Item 1 of this Form 10-Q formatted in Inline XBRL.

104	Cover page of this Form 10-Q formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INC. (Registrant)

/s/Michael C. Buckley
Michael C. Buckley Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: August 1, 2023