Form 10-Q
period 2023-09-30
ROBERT HALF INC.
filed 2023-10-31
CIK 315213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 FORM 10-Q
______________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2023:
105,894,955 shares of $0.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share amounts)

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$729,472	$658,626
Accounts receivable, net	941,121	1,018,287
Employee deferred compensation trust assets	523,843	432,734
Other current assets	133,673	175,465
Total current assets	2,328,109	2,285,112
Property and equipment, net	108,604	109,687
Right-of-use assets	182,707	201,998
Goodwill	237,575	237,810
Noncurrent deferred income taxes	133,547	124,564
Other noncurrent assets	30,508	5,317
Total assets	$3,021,050	$2,964,488
LIABILITIES
Accounts payable and accrued expenses	$143,247	$168,163
Accrued payroll and benefit costs	435,330	472,310
Employee deferred compensation plan obligations	518,860	474,111
Income taxes payable	98,146	15,535
Current operating lease liabilities	80,695	86,083
Total current liabilities	1,276,278	1,216,202
Noncurrent operating lease liabilities	134,706	151,768
Other noncurrent liabilities	30,095	27,960
Total liabilities	1,441,079	1,395,930
Commitments and Contingencies (Note K)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 260,000,000 shares; issued and outstanding 105,894,956 shares and 107,698,498 shares	106	108
Additional paid-in capital	1,339,684	1,293,565
Accumulated other comprehensive income (loss)	(49,997)	(43,623)
Retained earnings	290,178	318,508
Total stockholders’ equity	1,579,971	1,568,558
Total liabilities and stockholders’ equity	$3,021,050	$2,964,488

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Service revenues	$1,563,812	$1,833,455	$4,919,625	$5,511,116
Costs of services	922,873	1,045,846	2,928,785	3,136,114
Gross margin	640,939	787,609	1,990,840	2,375,002
Selling, general and administrative expenses	496,732	548,579	1,590,865	1,572,167
(Income) loss from investments held in employee deferred compensation trusts	14,275	15,335	(41,363)	110,958
Amortization of intangible assets	720	417	2,162	1,250
Interest income, net	(7,131)	(2,346)	(17,276)	(3,230)
Income before income taxes	136,343	225,624	456,452	693,857
Provision for income taxes	40,798	59,418	132,610	183,591
Net income	$95,545	$166,206	$323,842	$510,266

Net income per share:
Basic	$0.91	$1.54	$3.06	$4.70
Diluted	$0.90	$1.53	$3.04	$4.65

Shares:
Basic	105,340	107,855	105,950	108,630
Diluted	105,810	108,618	106,450	109,630

Dividends declared per share	$0.48	$0.43	$1.44	$1.29

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
COMPREHENSIVE INCOME (LOSS):
Net income	$95,545	$166,206	$323,842	$510,266
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(13,442)	(24,167)	(6,476)	(49,183)
Foreign defined benefit plan adjustments, net of tax	34	15	102	46
Total other comprehensive income (loss)	(13,408)	(24,152)	(6,374)	(49,137)
Total comprehensive income (loss)	$82,137	$142,054	$317,468	$461,129

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2022	107,698	$108	$1,293,565	$(43,623)	$318,508	$1,568,558
Net income	—	—	—	—	122,005	122,005
Other comprehensive income (loss)	—	—	—	4,886	—	4,886
Dividends declared ($0.48 per share)	—	—	—	—	(52,529)	(52,529)
Net issuances of restricted stock	831	1	(1)	—	—	—
Stock-based compensation	—	—	15,434	—	—	15,434
Repurchases of common stock	(766)	(1)	—	—	(59,872)	(59,873)
Balance at March 31, 2023	107,763	$108	$1,308,998	$(38,737)	$328,112	$1,598,481

Net income	—	—	—	—	106,292	106,292
Other comprehensive income (loss)	—	—	—	2,148	—	2,148
Dividends declared ($0.48 per share)	—	—	—	—	(51,565)	(51,565)
Net issuances of restricted stock	23	—	—	—	—	—
Stock-based compensation	—	—	15,453	—	—	15,453
Repurchases of common stock	(654)	(1)	—	—	(45,537)	(45,538)
Balance at June 30, 2023	107,132	$107	$1,324,451	$(36,589)	$337,302	$1,625,271

Net income	—	—	—	—	95,545	95,545
Other comprehensive income (loss)	—	—	—	(13,408)	—	(13,408)
Dividends declared ($0.48 per share)	—	—	—	—	(51,228)	(51,228)
Net issuances of restricted stock	(10)	—	—	—	—	—
Stock-based compensation	—	—	15,233	—	—	15,233
Repurchases of common stock	(1,227)	(1)	—	—	(91,441)	(91,442)
Balance at September 30, 2023	105,895	$106	$1,339,684	$(49,997)	$290,178	$1,579,971

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

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$323,842	$510,266
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	7,812	5,883
Depreciation	37,963	34,769
Amortization of cloud computing implementation costs	25,202	21,203
Amortization of intangible assets	2,162	1,250
Realized and unrealized (gains) losses from investments held in employee deferred compensation trusts	(35,207)	114,534
Stock-based compensation	46,120	43,674
Deferred income taxes	(8,941)	2,954
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	66,585	(158,254)
Capitalized cloud computing implementation costs	(28,479)	(29,697)
Accounts payable and accrued expenses	(21,833)	(18,081)
Accrued payroll and benefit costs	(34,912)	33,486
Employee deferred compensation plan obligations	44,749	(100,255)
Income taxes payable	99,670	8,950
Other assets and liabilities, net	(2,485)	10,794
Net cash flows provided by operating activities	522,248	481,476

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(34,149)	(48,637)
Investments in employee deferred compensation trusts	(89,133)	(52,203)
Proceeds from employee deferred compensation trust redemptions	33,231	28,640
Payments for acquisition	(1,035)	—
Net cash flows used in investing activities	(91,086)	(72,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(198,888)	(257,848)
Dividends paid	(155,242)	(142,596)
Net cash flows used in financing activities	(354,130)	(400,444)
Effect of exchange rate fluctuations	(6,186)	(34,485)
Change in cash and cash equivalents	70,846	(25,653)
Cash and cash equivalents at beginning of period	658,626	619,001
Cash and cash equivalents at end of period	$729,472	$593,348

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Fund exchanges within employee deferred compensation trusts	$88,758	$82,410
Contingent consideration related to acquisition	$350	$—
The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2023

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
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of September 30, 2023, such estimates include allowances for credit losses, variable consideration, workers’ compensation losses, accrued medical expenses, income and other taxes, and assumptions used in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions. Actual results and outcomes may differ from management’s estimates and assumptions.
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
Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs were $13.4 million and $41.3 million for the three and nine months ended September 30, 2023, respectively, and $13.5 million and $42.2 million for the three and nine months ended September 30, 2022, respectively.
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

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2023
dividend income from trust investments and is presented separately on the unaudited Condensed Consolidated Statements of Operations.
The following table presents the Company’s (income) loss from investments held in employee deferred compensation trusts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Dividend income	$(2,361)	$(966)	$(6,156)	$(3,576)
Realized and unrealized (gains) losses	16,636	16,301	(35,207)	114,534
(Income) loss from investments held in employee deferred compensation trusts	$14,275	$15,335	$(41,363)	$110,958
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
The following tables set forth the composition of the underlying assets which comprise the Company’s deferred compensation trust assets (in thousands):

		Fair Value Measurements Using
	Balance at September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$122,080	$122,080	—	—
Mutual funds - bond	31,945	31,945	—	—
Mutual funds - stock	285,164	285,164	—	—
Mutual funds - blend	84,654	84,654	—	—
	$523,843	$523,843	—	—

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2023

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
The following table sets forth the activity in the allowance for credit losses from December 31, 2022 through September 30, 2023 (in thousands):

Allowance for Credit Losses
Balance as of December 31, 2022	$22,561
Charges to expense	7,812
Deductions	(4,535)
Other, including foreign currency translation adjustments	564
Balance as of September 30, 2023	$26,402
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

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2023
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

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2023
The following table presents the Company’s revenues disaggregated by functional specialization and segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contract talent solutions
Finance and accounting	$676,588	$805,229	$2,175,812	$2,417,829
Administrative and customer support	196,565	250,531	626,938	809,578
Technology	170,574	216,735	546,432	648,252
Elimination of intersegment revenues (a)	(100,630)	(132,745)	(341,228)	(414,493)
Total contract talent solutions	943,097	1,139,750	3,007,954	3,461,166
Permanent placement talent solutions	139,931	182,329	445,922	569,207
Protiviti	480,784	511,376	1,465,749	1,480,743
Total service revenues	$1,563,812	$1,833,455	$4,919,625	$5,511,116
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
Contracts with multiple performance obligations are recognized as performance obligations are delivered, and contract value is allocated based on relative stand-alone selling values of the services and products in the arrangement. As of September 30, 2023, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $150.2 million. Of this amount, $131.5 million is expected to be recognized within the next twelve months. As of September 30, 2022, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $164.8 million.
Contract liabilities are recorded when cash payments are received or due in advance of performance and are reflected in accounts payable and accrued expenses on the unaudited Condensed Consolidated Statements of Financial Position. The following table sets forth the activity in contract liabilities from December 31, 2022 through September 30, 2023 (in thousands):

Contract Liabilities
Balance as of December 31, 2022	$21,983
Payments in advance of satisfaction of performance obligations	28,889
Revenue recognized	(35,837)
Other, including translation adjustments	(578)
Balance as of September 30, 2023	$14,457

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2023
Note D—Other Current Assets
Other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid expenses	$70,141	$69,394
Unamortized cloud computing implementation costs	31,872	56,108
Other	31,660	49,963
Other current assets	$133,673	$175,465

Note E—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Computer hardware	$149,218	$160,028
Computer software	216,075	219,863
Furniture and equipment	98,000	96,601
Leasehold improvements	181,607	171,893
Property and equipment, cost	644,900	648,385
Accumulated depreciation	(536,296)	(538,698)
Property and equipment, net	$108,604	$109,687

Note F—Other Noncurrent Assets
Other noncurrent assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Unamortized cloud computing implementation costs	$27,354	$—
Other intangible assets, net	3,154	5,317
Other noncurrent assets	$30,508	$5,317
Note G—Leases
The Company has operating leases for corporate and field offices, and certain equipment. The Company’s leases have remaining lease terms of less than 1 year to 9 years, some of which include options to extend the leases for up to 7 years, and some of which include options to terminate the leases within 1 year. Operating lease expense was $22.2 million and $67.1 million for the three and nine months ended September 30, 2023, respectively, and $22.0 million and $67.1 million for the three and nine months ended September 30, 2022, respectively.
Supplemental cash flow information related to leases consisted of the following (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for operating lease liabilities	$71,633	$69,696
Right-of-use assets obtained in exchange for new operating lease liabilities	$46,838	$41,916

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2023
Supplemental balance sheet information related to leases consisted of the following:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term for operating leases	3.4 years	3.5 years
Weighted average discount rate for operating leases	2.8%	2.2%
Future minimum lease payments under non-cancellable leases as of September 30, 2023, were as follows (in thousands):

2023 (excluding the nine months ended September 30, 2023)	$22,396
2024	80,613
2025	51,602
2026	36,301
2027	20,215
Thereafter	15,822
Less: Imputed interest	(11,548)
Present value of operating lease liabilities (a)	$215,401
(a) Includes the current portion of $80.7 million for operating leases.
As of September 30, 2023, the Company had additional future minimum lease obligations totaling $2.0 million under executed operating lease contracts that had not yet commenced. These operating leases include agreements for corporate and field office facilities with lease terms of 1 to 6 years.
Note H—Goodwill
The following table sets forth the activity in goodwill from December 31, 2022 through September 30, 2023 (in thousands):

	Goodwill
	Contract talent solutions	Permanent placement talent solutions	Protiviti	Total
Balance as of December 31, 2022	$134,118	$26,098	$77,594	$237,810
Foreign currency translation and other adjustments	(64)	(12)	(159)	(235)
Balance as of September 30, 2023	$134,054	$26,086	$77,435	$237,575
Note I—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Payroll and benefits	$412,486	$423,439
Payroll taxes	7,024	33,559
Workers’ compensation	15,820	15,312
Accrued payroll and benefit costs	$435,330	$472,310

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2023
Note J—Employee Deferred Compensation Plan Obligations
The Company provides various qualified defined contribution 401(k) plans covering eligible employees. The plans offer a savings feature with the Company matching employee contributions. Assets of this plan are held by an independent trustee for the sole benefit of participating employees. Nonqualified plans are provided for employees on a discretionary basis, including those not eligible for the qualified plans. These plans include provisions for salary deferrals and discretionary contributions. The asset value of the nonqualified plans was $523.8 million and $432.7 million as of September 30, 2023 and December 31, 2022, respectively. The Company holds these assets to satisfy the Company’s liabilities under its deferred compensation plans.
The liability value for the nonqualified plans was $518.9 million and $474.1 million as of September 30, 2023 and December 31, 2022, respectively.
The following table presents the Company’s compensation expense related to its qualified defined contribution plans and nonqualified plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contribution expense	$10,671	$10,326	$33,450	$35,321
Increase (decrease) in employee deferred compensation expense related to changes in the fair value of trust assets	(14,275)	(15,335)	41,363	(110,958)
	$(3,604)	$(5,009)	$74,813	$(75,637)
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

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2023
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
In May 2023, the Company entered into an amendment to extend the maturity of its $100.0 million unsecured revolving credit facility (the “Credit Agreement”) to May 2026. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing which, effective May 2023, will be calculated according to the Adjusted Term Secured Overnight Financing Rate (“SOFR”), or an alternative base rate, plus an applicable margin. The Credit Agreement is subject to certain financial covenants and the Company was in compliance with these covenants as of September 30, 2023. There were no borrowings under the Credit Agreement as of September 30, 2023, or December 31, 2022.
Note L—Stockholders’ Equity
Stock Repurchase Program. As of September 30, 2023, the Company is authorized to repurchase, from time to time, up to 11.5 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the nine months ended September 30, 2023 and 2022, are reflected in the following table (in thousands):

	Nine Months Ended September 30,
	2023	2022
Common stock repurchased (in shares)	2,362	2,493
Common stock repurchased	$175,005	$219,341
Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. The number and the cost of employee stock plan repurchases made during the nine months ended September 30, 2023 and 2022, are reflected in the following table (in thousands):

	Nine Months Ended September 30,
	2023	2022
Repurchases related to employee stock plans (in shares)	285	297
Repurchases related to employee stock plans	$21,848	$32,914
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for the nine months ended September 30, 2023 and 2022, (consisting of purchases of shares for the treasury) is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.
Repurchases of shares and issuances of dividends are applied first to the extent of retained earnings and any remaining amounts are applied to additional paid-in capital.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2023
Note M—Net Income Per Share
The calculation of net income per share for the three and nine months ended September 30, 2023 and 2022, is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$95,545	$166,206	$323,842	$510,266
Basic:
Weighted average shares	105,340	107,855	105,950	108,630
Diluted:
Weighted average shares	105,340	107,855	105,950	108,630
Dilutive effect of potential common shares	470	763	500	1,000
Diluted weighted average shares	105,810	108,618	106,450	109,630
Net income per share:
Basic	$0.91	$1.54	$3.06	$4.70
Diluted	$0.90	$1.53	$3.04	$4.65

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

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2023
The following table provides a reconciliation of service revenues and segment income by reportable segment to consolidated results for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service revenues
Contract talent solutions	$943,097	$1,139,750	$3,007,954	$3,461,166
Permanent placement talent solutions	139,931	182,329	445,922	569,207
Protiviti	480,784	511,376	1,465,749	1,480,743
	$1,563,812	$1,833,455	$4,919,625	$5,511,116
Segment income
Contract talent solutions	$58,475	$120,048	$241,937	$386,861
Permanent placement talent solutions	19,055	32,178	64,612	106,257
Protiviti	52,402	71,469	134,789	198,759
Combined segment income	129,932	223,695	441,338	691,877
Amortization of intangible assets	720	417	2,162	1,250
Interest income, net	(7,131)	(2,346)	(17,276)	(3,230)
Income before income taxes	$136,343	$225,624	$456,452	$693,857
Service revenues presented above are shown net of eliminations of intersegment revenues. Intersegment revenues between contract talent solutions segment and Protiviti segment were $100.6 million and $341.2 million for the three and nine months ended September 30, 2023, respectively, and $132.7 million and $414.5 million for the three and nine months ended September 30, 2022, respectively.
Revenue and direct costs related to the intersegment activity are reflected in the Protiviti segment, including the costs of candidate payroll, fringe benefits and incremental recruiter compensation.
Note O—Subsequent Events
On October 30, 2023, the Company announced the following:

Quarterly dividend per share	$0.48
Declaration date	October 30, 2023
Record date	November 24, 2023
Payment date	December 15, 2023

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain information contained in Management’s Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the future operating results or financial positions of Robert Half Inc. (the “Company”). Forward-looking statements are not guarantees or promises that goals or targets will be met. These statements may be identified by words such as “estimate,” “forecast,” “target,” “project,” “plan,” “intend,” “believe,” “expect,” “anticipate,” or variations or negatives thereof or by similar or comparable words or phrases. In addition, historical, current, and forward-looking information about the Company’s ESG and compliance programs, including targets or goals, may not be considered material for the Securities and Exchange Commission (“SEC”) reporting purposes and may be based on standards for measuring progress that are still developing, on internal controls, diligence, or processes that are evolving, and on assumptions that are subject to change in the future. Forward-looking statements are estimates only, based on management’s current expectations, currently available information and current strategy, plans, or forecasts, and involve certain known and unknown risks, uncertainties, and assumptions that are difficult to predict and often beyond our control and are inherently uncertain. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. These risks and uncertainties include, but are not limited to, the following: changes to or new interpretations of United States of America (“U.S.”) or international tax regulations; the global financial and economic situation; the ongoing impact of the COVID-19 virus and efforts to mitigate its spread; changes in levels of unemployment and other economic conditions in the U.S. or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of candidates for contract employment or the Company’s ability to attract candidates; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company’s services, on the Company’s ability to maintain its margins; the possibility of the Company incurring liability for its activities, including the activities of its engagement professionals, or for events impacting its engagement professionals on clients’ premises; the possibility that adverse publicity could impact the Company’s ability to attract and retain clients and candidates; the success of the Company in attracting, training, and retaining qualified management personnel and other staff employees; the Company’s ability to comply with governmental regulations affecting personnel services businesses in particular or employer/employee relationships in general; whether there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; the Company’s reliance on short-term contracts for a significant percentage of its business; litigation relating to prior or current transactions or activities, including litigation that may be disclosed from time to time in the Company’s SEC filings; the ability of the Company to manage its international operations and comply with foreign laws and regulations; the impact of fluctuations in foreign currency exchange rates; the possibility that the additional costs the Company will incur as a result of health care or other reform legislation may adversely affect the Company’s profit margins or the demand for the Company’s services; the possibility that the Company’s computer and communications hardware and software systems could be damaged or their service interrupted or the Company could experience a cybersecurity breach; and the possibility that the Company may fail to maintain adequate financial and management controls and as a result suffer errors in its financial reporting. Additionally, with respect to Protiviti, other risks and uncertainties include the fact that future success will depend on its ability to retain employees and attract clients; there can be no assurance that there will be ongoing demand for broad based consulting, regulatory compliance, technology services, public sector or other high demand advisory services; failure to produce projected revenues could adversely affect financial results; and there is the possibility of involvement in litigation relating to prior or current transactions or activities. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results.
Executive Overview
Revenue and net income results for the third quarter exceeded management's expectations, notwithstanding the ongoing macroeconomic uncertainty that lengthens client and job candidate decision cycles. Gross margins remained strong due to pricing discipline and the ongoing benefit from the rising mix shift to higher skill levels. The Company’s operating cost base also benefited from targeted actions to align costs with revenues across all reportable segments.
During the first three quarters of 2023, service revenues were $4.92 billion, a decrease of 10.7% from the prior year. Net income was $324 million and diluted net income per share was $3.04. Global labor markets remain tight and the scarcity of talent persists. The urgency and velocity of that demand is impacted by the prolonged period of macroeconomic uncertainty, which continued in the third-quarter. Clients are budget sensitive and very selective in their hiring activities - including approval of new projects.
On a segment basis, year-to-date revenues for contract talent solutions, permanent placement talent solutions and Protiviti were down 13.1%, 21.7% and 1.0% year-over-year, respectively.

Demand for the Company’s contract talent solutions, permanent placement talent solutions, and Protiviti is largely dependent upon general economic and labor trends both domestically and abroad. The U.S. economic backdrop and labor trends for the first three quarters of 2023 remained steady for the Company as the unemployment rate increased slightly from 3.5% for December 2022 to 3.8% at the end of the third quarter of 2023. Although recent metrics are modestly off their peaks, talent shortages persist. In the U.S., unemployment stands near a 50-year low and remains even lower for those with a college degree, where the rate is 2.1%. Although labor markets remain strong, ongoing uncertainty related to inflation and interest rates cause clients to be more cautious, resulting in elongated hiring cycles and a negative impact on short-term results.
The Company is confident about its ability to weather the current global macroeconomic environment and its future growth prospects as the macro landscape improves. Clients continue to hire, but are generally maintaining internal headcounts based on the anticipated difficulty in finding suitable replacements, resulting in less churn in the labor markets. The Company continues to invest in services involving higher-skilled positions across its practice groups. This has advantages of higher bill rates and gross margins, longer assignment lengths, and less economic sensitivity.
The Company monitors various economic indicators and business trends in all of the countries in which it operates to anticipate demand for the Company’s services. These trends are evaluated to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends and productivity metrics. Visibility into future revenues is limited not only due to the dependence on macroeconomic and labor market conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, the Company’s headcount and other investments are typically assessed on at least a quarterly basis. During the first three quarters of 2023, the Company decreased headcount for its contract talent solutions and permanent placement talent solutions segments, while it increased its full-time headcount for its Protiviti segment, when compared to prior year-end levels.
Critical Accounting Policies and Estimates
The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to the Company’s critical accounting policies or estimates for the nine months ended September 30, 2023.
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
The Company’s talent solutions segments conducts placement activities through 319 offices in 42 states, the District of Columbia and 18 foreign countries, while Protiviti has 65 offices in 23 states and 13 foreign countries.

Non-GAAP Financial Measures
The financial results of the Company are prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”) and the rules of the SEC. To help readers understand the Company’s financial performance, the Company supplements its GAAP financial results with the following non-GAAP measures: adjusted gross margin; adjusted selling, general and administrative expenses; combined segment income; and as adjusted revenue growth rates.
The following measures: adjusted gross margin and adjusted selling, general and administrative expenses, include gains and losses on investments held to fund the Company’s obligations under employee deferred compensation plans. The Company provides these measures because they are used by management to review its operational results.
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
Three Months Ended September 30, 2023 and 2022
Service Revenues. The Company’s revenues were $1.56 billion for the three months ended September 30, 2023, a decrease of 14.7% compared to $1.83 billion for the three months ended September 30, 2022. Revenues from U.S. operations decreased 17.5% to $1.21 billion (77.3% of total revenue) for the three months ended September 30, 2023, compared to $1.47 billion (79.9% of total revenue) for the three months ended September 30, 2022. Revenues from international operations decreased 3.5% to $355 million (22.7% of total revenue) for the three months ended September 30, 2023, compared to $368 million (20.1% of total revenue) for the three months ended September 30, 2022. Contributing factors for each reportable segment are discussed below in further detail.
Contract talent solutions revenues were $943 million for the three months ended September 30, 2023, decreasing by 17.3% compared to revenues of $1.14 billion for the three months ended September 30, 2022. Key drivers of contract talent solutions revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. The decrease in contract talent solutions revenues for the three months ended September 30, 2023, was primarily due to a 22.9% decrease in the number of hours worked by the Company’s engagement professionals, partially offset by a 6.9% increase in average bill rates. On an as adjusted basis, contract talent solutions revenues decreased 16.4% for the third quarter of 2023, compared to the third quarter of 2022. In the U.S., revenues in the third quarter of 2023 decreased 20.7% on an as reported basis, and decreased 19.2% on an as adjusted basis, compared to the third quarter of 2022. International revenues for the third quarter of 2023 decreased 3.1% on an as reported basis, and decreased 4.9% on an as adjusted basis compared to the third quarter of 2022.

Permanent placement talent solutions revenues were $140 million for the three months ended September 30, 2023, decreasing by 23.3% compared to revenues of $182 million for the three months ended September 30, 2022. Key drivers of permanent placement talent solutions revenues consist of the number of candidate placements and average fees earned per placement. The decrease in permanent placement talent revenues for the three months ended September 30, 2023, was due to a 26.8% decrease in the number of placements, partially offset by a 3.5% increase in average fees earned per placement. On an as adjusted basis, permanent placement talent solutions revenues decreased 22.5% for the third quarter of 2023, compared to the third quarter of 2022. In the U.S., revenues for the third quarter of 2023 decreased 26.9% on an as reported basis, and decreased 25.5% on an as adjusted basis, compared to the third quarter of 2022. International revenues for the third quarter of 2023 decreased 13.0% on an as reported basis and decreased 14.2% on an as adjusted basis, compared to the third quarter of 2022. Historically, demand for permanent placement talent solutions is even more sensitive to economic and labor market conditions than demand for contract talent solutions and this is expected to continue.
Protiviti revenues were $481 million for the three months ended September 30, 2023, decreasing by 6.0% compared to revenues of $511 million for the three months ended September 30, 2022. Key drivers of Protiviti revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. The decrease in Protiviti revenues for the three months ended September 30, 2023, was due to a 10.2% decrease in billable hours, partially offset by a 4.2% increase in average hourly bill rates. On an as adjusted basis, Protiviti revenues decreased 4.9% for the third quarter of 2023, compared to the third quarter of 2022. In the U.S., revenues in the third quarter of 2023 decreased 7.4% on an as reported basis, and decreased 5.6% on an as adjusted basis, compared to the third quarter of 2022. International revenues for the third quarter of 2023 increased 0.3% on an as reported basis and decreased 1.5% on an as adjusted basis, compared to the third quarter of 2022.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended September 30, 2023, is presented in the following table:

	Global	United States	International
Contract talent solutions
As Reported	-17.3%	-20.7%	-3.1%
Billing Days Impact	1.6%	1.5%	1.8%
Currency Impact	-0.7%	―	-3.6%
As Adjusted	-16.4%	-19.2%	-4.9%
Permanent placement talent solutions
As Reported	-23.3%	-26.9%	-13.0%
Billing Days Impact	1.5%	1.4%	1.6%
Currency Impact	-0.7%	―	-2.8%
As Adjusted	-22.5%	-25.5%	-14.2%
Protiviti
As Reported	-6.0%	-7.4%	0.3%
Billing Days Impact	1.8%	1.8%	1.8%
Currency Impact	-0.7%	―	-3.6%
As Adjusted	-4.9%	-5.6%	-1.5%
Gross Margin.    The Company’s gross margin dollars were $641 million for the three months ended September 30, 2023, down 18.6% from $788 million for the three months ended September 30, 2022. Contributing factors for each reportable segment are discussed below in further detail.
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
Gross margin dollars for contract talent solutions were $375 million for the three months ended September 30, 2023, decreasing by 16.6% from $450 million for the three months ended September 30, 2022. As a percentage of revenues, gross margin dollars for contract talent solutions were 39.8% in the third quarter of 2023, up from 39.4% in the third quarter of 2022. The increase in gross margin percentage was primarily due to lower fringe costs and higher pay-bill spreads.

Gross margin dollars for permanent placement talent solutions represent revenues less reimbursable expenses. Gross margin dollars for permanent placement talent solutions were $140 million for the three months ended September 30, 2023, down 23.3% from $182 million for the three months ended September 30, 2022. Because reimbursable expenses for permanent placement talent solutions are de minimis, the decrease in gross margin dollars is substantially explained by the decrease in revenues previously discussed.
Gross margin dollars for Protiviti represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs, and reimbursable expenses. The primary drivers of Protiviti’s gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s Protiviti staff. Gross margin dollars for Protiviti were $126 million for the three months ended September 30, 2023, down 19.2% from $156 million for the three months ended September 30, 2022. As a percentage of revenues, reported gross margin dollars for Protiviti were 26.2% in the third quarter of 2023, down from 30.5% in the third quarter of 2022. As a percentage of revenues, adjusted gross margin dollars for Protiviti were 25.6% in the third quarter of 2023, down from 30.0% in the third quarter of 2022. The year-over-year decrease in adjusted gross margin percentage was primarily due to increases in the pay rates for its professional staff, which were only partially offset by higher bill rates.
The Company’s gross margin by reporting segment is summarized as follows (in thousands):

	Three Months Ended September 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2023	2022	2023	2022	2023	2022	2023	2022
Gross Margin
Contract talent solutions	$375,158	$449,579	$375,158	$449,579	39.8%	39.4%	39.8%	39.4%
Permanent placement talent solutions	139,681	182,034	139,681	182,034	99.8%	99.8%	99.8%	99.8%
Protiviti	126,100	155,996	123,255	153,296	26.2%	30.5%	25.6%	30.0%
Total	$640,939	$787,609	$638,094	$784,909	41.0%	43.0%	40.8%	42.8%
The following tables provide reconciliations of the non-GAAP adjusted gross margin to reported gross margin for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30, 2023
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$375,158	39.8%	$139,681	99.8%	$126,100	26.2%	$640,939	41.0%
Adjustments (1)	—	—	—	—	(2,845)	(0.6%)	(2,845)	(0.2%)
As Adjusted	$375,158	39.8%	$139,681	99.8%	$123,255	25.6%	$638,094	40.8%

	Three Months Ended September 30, 2022
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$449,579	39.4%	$182,034	99.8%	$155,996	30.5%	$787,609	43.0%
Adjustments (1)	—	—	—	—	(2,700)	(0.5%)	(2,700)	(0.2%)
As Adjusted	$449,579	39.4%	$182,034	99.8%	$153,296	30.0%	$784,909	42.8%
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

Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation, and occupancy costs. The Company’s selling, general and administrative expenses were $497 million for the three months ended September 30, 2023, decreasing by 9.5% from $549 million for the three months ended September 30, 2022. As a percentage of revenues, reported selling, general and administrative expenses were 31.8% in the third quarter of 2023, up from 29.9% in the third quarter of 2022. As a percentage of revenues, adjusted selling, general and administrative expenses were 32.5% in the third quarter of 2023, up from 30.6% in the third quarter of 2022. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for contract talent solutions were $307 million for the three months ended September 30, 2023, decreasing by 3.8% from $319 million for the three months ended September 30, 2022. As a percentage of revenues, reported selling, general and administrative expenses for contract talent solutions were 32.5% in the third quarter of 2023, up from 27.9% in the third quarter of 2022. As a percentage of revenues, adjusted selling, general and administrative expenses for contract talent solutions were 33.6% in the third quarter of 2023, up from 28.9% in the third quarter of 2022, due primarily to negative leverage as revenues decreased as a result of economic conditions during the quarter.
Selling, general and administrative expenses for permanent placement talent solutions were $119 million for the three months ended September 30, 2023, decreasing by 19.5% from $148 million for the three months ended September 30, 2022. As a percentage of revenues, reported selling, general and administrative expenses for permanent placement talent solutions were 85.3% in the third quarter of 2023, up from 81.3% in the third quarter of 2022. As a percentage of revenues, adjusted selling, general and administrative expenses for permanent placement was 86.2% in the third quarter of 2023, up from 82.2% in the third quarter of 2022, due primarily to negative leverage as revenues decreased as a result of economic conditions during the quarter.
Selling, general and administrative expenses for Protiviti were $71 million for the three months ended September 30, 2023, decreasing by 13.4% from $82 million for the three months ended September 30, 2022. As a percentage of revenues, selling, general and administrative expenses for Protiviti services were 14.7% in the third quarter of 2023, down from 16.0% in the third quarter of 2022, due primarily to lower variable overhead costs.
The Company’s selling, general and administrative expenses by reportable segment are summarized as follows: (in thousands):

	Three Months Ended September 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2023	2022	2023	2022	2023	2022	2023	2022
Selling, General and Administrative Expenses
Contract talent solutions	$306,503	$318,462	$316,683	$329,531	32.5%	27.9%	33.6%	28.9%
Permanent placement talent solutions	119,376	148,290	120,626	149,856	85.3%	81.3%	86.2%	82.2%
Protiviti	70,853	81,827	70,853	81,827	14.7%	16.0%	14.7%	16.0%
Total	$496,732	$548,579	$508,162	$561,214	31.8%	29.9%	32.5%	30.6%
The following tables provide reconciliations of the non-GAAP selling, general and administrative expenses to reported selling, general and administrative expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30, 2023
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$306,503	32.5%	$119,376	85.3%	$70,853	14.7%	$496,732	31.8%
Adjustments (1)	10,180	1.1%	1,250	0.9%	—	—	11,430	0.7%
As Adjusted	$316,683	33.6%	$120,626	86.2%	$70,853	14.7%	$508,162	32.5%

	Three Months Ended September 30, 2022
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$318,462	27.9%	$148,290	81.3%	$81,827	16.0%	$548,579	29.9%
Adjustments (1)	11,069	1.0%	1,566	0.9%	—	—	12,635	0.7%
As Adjusted	$329,531	28.9%	$149,856	82.2%	$81,827	16.0%	$561,214	30.6%
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
(Income) Loss from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation plan obligations change and adjustments are recorded in selling, general and administrative expenses, or in the case of Protiviti, costs of services. The value of the related investment trust assets also changes by the equal and offsetting amount, leaving no net costs to the Company. The Company’s (income) loss from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments and is presented separately on the unaudited Condensed Consolidated Statements of Operations. The Company’s loss from investments held in employee deferred compensation trusts was $14 million and $15 million for the three months ended September 30, 2023 and 2022, respectively. The loss from trust investments was due to negative market returns during the third quarter of 2023.
Income Before Income Taxes and Segment Income. The Company’s total income before income taxes was $136 million, or 8.7% of revenues, for the three months ended September 30, 2023, down from $226 million or 12.3% of revenues, for the three months ended September 30, 2022. Combined segment income was $130 million, or 8.3% of revenues, for the three months ended September 30, 2023, down from $224 million, or 12.2% of revenues, for the three months ended September 30, 2022.
The Company’s non-GAAP combined segment income is summarized as follows (in thousands):

	Three Months Ended September 30,
	2023	% of Revenue	2022	% of Revenue
Combined Segment Income
Contract talent solutions	$58,475	6.2%	$120,048	10.5%
Permanent placement talent solutions	19,055	13.6%	32,178	17.6%
Protiviti	52,402	10.9%	71,469	14.0%
Total	$129,932	8.3%	$223,695	12.2%
The following table provides a reconciliation of the non-GAAP combined segment income to reported income before income taxes for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	% of Revenue	2022	% of Revenue
Income before income taxes	$136,343	8.7%	$225,624	12.3%
Interest income, net	(7,131)	(0.4%)	(2,346)	(0.1%)
Amortization of intangible assets	720	0.0%	417	0.0%
Combined segment income	$129,932	8.3%	$223,695	12.2%
Provision for income taxes. The provision for income taxes was 29.9% and 26.3% for the three months ended September 30, 2023 and 2022, respectively. The higher tax rate for 2023 can be attributed to an increased impact of nondeductible expenses and fewer tax credits.

Nine Months Ended September 30, 2023 and 2022
Service Revenues. The Company’s revenues were $4.92 billion for the nine months ended September 30, 2023, a decrease of 10.7% compared to $5.51 billion for the nine months ended September 30, 2022. Revenues from U.S. operations decreased 12.1% to $3.82 billion (77.7% of total revenue) for the nine months ended September 30, 2023, compared to $4.35 billion (78.9% of total revenue) for the nine months ended September 30, 2022. Revenues from international operations decreased 5.6% to $1.10 billion (22.3% of total revenue) for the nine months ended September 30, 2023, compared to $1.16 billion (21.1% of total revenue) for the nine months ended September 30, 2022. Contributing factors for each reportable segment are discussed below in further detail.
Contract talent solutions revenues were $3.01 billion for the nine months ended September 30, 2023, decreasing by 13.1% compared to revenues of $3.46 billion for the nine months ended September 30, 2022. Key drivers of contract talent solutions revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. The decrease in contract talent solutions revenues for the nine months ended September 30, 2023, was primarily due to a 20.7% decrease in the number of hours worked by the Company’s engagement professionals, partially offset by an 8.5% increase in average bill rates. On an as adjusted basis, contract talent solutions revenues in the first three quarters of 2023 decreased 12.7% compared to the first three quarters of 2022. In the U.S., revenues in the first three quarters of 2023 decreased 15.1% on an as reported basis, and decreased 15.0% on as adjusted basis, compared to the first three quarters of 2022. International revenues for the first three quarters of 2023 decreased 5.1% on an as reported basis, and decreased 4.0% on an as adjusted basis, compared to the first three quarters of 2022.
Permanent placement talent solutions revenues were $446 million for the nine months ended September 30, 2023, decreasing by 21.7% compared to revenues of $569 million for the nine months ended September 30, 2022. Key drivers of permanent placement talent solutions revenues consist of the number of candidate placements and average fees earned per placement. The decrease in permanent placement staffing revenues for the nine months ended September 30, 2023, was due to a 23.7% decrease in the number of placements, partially offset by a 2.0% increase in average fees earned per placement. On an as adjusted basis, permanent placement talent solutions revenues decreased 21.2% for the first three quarters of 2023, compared to the first three quarters of 2022. In the U.S., revenues for the first three quarters of 2023 decreased 23.4% on an as reported basis and decreased 23.3% on an as adjusted basis, compared to the first three quarters of 2022. International revenues for the first three quarters of 2023 decreased 17.0% on an as reported basis, and decreased 15.6% on an as adjusted basis, compared to the first three quarters of 2022. Historically, demand for permanent placement talent solutions is even more sensitive to economic and labor market conditions than demand for contract talent solutions and this is expected to continue.
Protiviti revenues were $1.47 billion for the nine months ended September 30, 2023, decreasing by 1.0% compared to revenues of $1.48 billion for the nine months ended September 30, 2022. Key drivers of Protiviti revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. The decrease in Protiviti revenues for the nine months ended September 30, 2023, was due to a 4.5% decrease in billable hours, partially offset by a 3.5% increase in average hourly bill rates. On an as adjusted basis, Protiviti revenues decreased 0.6% for the first three quarters of 2023, compared to the first three quarters of 2022. In the U.S., revenues in the first three quarters of 2023 decreased 1.1% on an as reported basis and decreased 0.9% on an as adjusted basis, compared to the first three quarters of 2022. International revenues in the first three quarters of 2023 decreased 0.7% on an as reported basis, and increased 0.5% on an as adjusted basis, compared to the first three quarters of 2022.

A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the nine months ended September 30, 2023, is presented in the following table:

	Global	United States	International
Contract talent solutions
As Reported	-13.1%	-15.1%	-5.1%
Billing Days Impact	0.2%	0.1%	0.2%
Currency Impact	0.2%	―	0.9%
As Adjusted	-12.7%	-15.0%	-4.0%
Permanent placement talent solutions
As Reported	-21.7%	-23.4%	-17.0%
Billing Days Impact	0.2%	0.1%	0.2%
Currency Impact	0.3%	―	1.2%
As Adjusted	-21.2%	-23.3%	-15.6%
Protiviti
As Reported	-1.0%	-1.1%	-0.7%
Billing Days Impact	0.2%	0.2%	0.2%
Currency Impact	0.2%	―	1.0%
As Adjusted	-0.6%	-0.9%	0.5%
Gross Margin.    The Company’s gross margin dollars were $1.99 billion for the nine months ended September 30, 2023, down 16.2% from $2.38 billion for the nine months ended September 30, 2022. Contributing factors for each reportable segment are discussed below in further detail.
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
Gross margin dollars for contract talent solutions were $1.20 billion for the nine months ended September 30, 2023, down 13.0% from $1.38 billion for the nine months ended September 30, 2022. As a percentage of revenues, gross margin dollars for contract talent solutions were 39.8% in the first three quarters of both 2023 and 2022.
Gross margin dollars for permanent placement talent solutions represent revenues less reimbursable expenses. Gross margin dollars for permanent placement talent solutions were $445 million for the nine months ended September 30, 2023, down 21.7% from $568 million for the nine months ended September 30, 2022. Because reimbursable expenses for permanent placement talent solutions are de minimis, the decrease in gross margin dollars is substantially explained by the decrease in revenues previously discussed.
Gross margin dollars for Protiviti represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs, and reimbursable expenses. The primary drivers of Protiviti’s gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s Protiviti staff. Gross margin dollars for Protiviti were $348 million for the nine months ended September 30, 2023, down 19.1% from $431 million for the nine months ended September 30, 2022. As a percentage of revenues, reported gross margin dollars for Protiviti were 23.8% in the first three quarters of 2023, down from 29.1% in the first three quarters of 2022. As a percentage of revenues, adjusted gross margin dollars for Protiviti were 24.3% in the first three quarters of 2023, down from 27.9% in the first three quarters of 2022. The year-over-year decrease in adjusted gross margin percentage was primarily due to increases in the pay rates for its professional staff, which were only partially offset by higher bill rates.

The Company’s gross margin by reportable segment are summarized as follows: (in thousands):

	Nine Months Ended September 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2023	2022	2023	2022	2023	2022	2023	2022
Gross Margin
Contract talent solutions	$1,197,419	$1,376,293	$1,197,419	$1,376,293	39.8%	39.8%	39.8%	39.8%
Permanent placement talent solutions	445,051	568,147	445,051	568,147	99.8%	99.8%	99.8%	99.8%
Protiviti	348,370	430,562	355,621	412,603	23.8%	29.1%	24.3%	27.9%
Total	$1,990,840	$2,375,002	$1,998,091	$2,357,043	40.5%	43.1%	40.6%	42.8%
The following tables provide reconciliations of the non-GAAP adjusted gross margin to reported gross margin for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30, 2023
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$1,197,419	39.8%	$445,051	99.8%	$348,370	23.8%	$1,990,840	40.5%
Adjustments (1)	—	—	—	—	7,251	0.5%	7,251	0.1%
As Adjusted	$1,197,419	39.8%	$445,051	99.8%	$355,621	24.3%	$1,998,091	40.6%

	Nine Months Ended September 30, 2022
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$1,376,293	39.8%	$568,147	99.8%	$430,562	29.1%	$2,375,002	43.1%
Adjustments (1)	—	—	—	—	(17,959)	(1.2%)	(17,959)	(0.3%)
As Adjusted	$1,376,293	39.8%	$568,147	99.8%	$412,603	27.9%	$2,357,043	42.8%
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
Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation, and occupancy costs. The Company’s reported selling, general and administrative expenses were $1.59 billion for the nine months ended September 30, 2023, up 1.2% from $1.57 billion for the nine months ended September 30, 2022. As a percentage of revenues, reported selling, general and administrative expenses were 32.3% in the first three quarters of 2023, up from 28.5% in the first three quarters of 2022. The Company’s adjusted selling, general and administrative expenses were $1.56 billion for the nine months ended September 30, 2023, down 6.5% from $1.67 billion for the nine months ended September 30, 2022. As a percentage of revenues, adjusted selling, general and administrative expenses were 31.6% in the first three quarters of 2023, up from 30.2% in the first three quarters of 2022. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for contract talent solutions, on an as-reported basis, were $986 million for the nine months ended September 30, 2023, increasing by 8.6% from $908 million for the nine months ended September 30, 2022. As a percentage of revenues, reported selling, general and administrative expenses for contract talent solutions were 32.8% in the first three quarters of 2023, up from 26.2% in the first three quarters of 2022. Selling, general and administrative expenses for contract talent solutions, on an adjusted basis, were $955 million for the nine months ended September 30, 2023, down 3.4% from $989 million for the nine months ended September 30, 2022. As a percentage of revenues, adjusted selling, general and administrative expenses for contract talent solutions were 31.8% in the first three quarters of 2023, up from 28.6% in the first three quarters of 2022, due primarily to negative leverage as revenues decreased as a result of economic conditions.

Selling, general and administrative expenses for permanent placement talent solutions were $384 million for the nine months ended September 30, 2023, decreasing by 14.7% from $450 million for the nine months ended September 30, 2022. As a percentage of revenues, reported selling, general and administrative expenses for permanent placement talent solutions were 86.1% in the first three quarters of 2023, up from 79.1% in the first three quarters of 2022. As a percentage of revenues, adjusted selling, general and administrative expenses for permanent placement talent solutions was 85.3% in the first three quarters of 2023, up from 81.1% in the first three quarters of 2022, due primarily to negative leverage as revenues decreased as a result of economic conditions.
Selling, general and administrative expenses for Protiviti were $221 million for the nine months ended September 30, 2023, increasing by 3.3% from $214 million for the nine months ended September 30, 2022. As a percentage of revenues, selling, general and administrative expenses for Protiviti were 15.1% in the first three quarters of 2023, up from 14.4% in the first three quarters of 2022, due primarily to negative leverage as revenues decreased as a result of economic conditions.
The Company’s selling, general and administrative expenses by reportable segment are summarized as follows: (in thousands):

	Nine Months Ended September 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2023	2022	2023	2022	2023	2022	2023	2022
Selling, General and Administrative Expenses
Contract talent solutions	$985,967	$907,886	$955,482	$989,432	32.8%	26.2%	31.8%	28.6%
Permanent placement talent solutions	384,066	450,437	380,439	461,890	86.1%	79.1%	85.3%	81.1%
Protiviti	220,832	213,844	220,832	213,844	15.1%	14.4%	15.1%	14.4%
Total	$1,590,865	$1,572,167	$1,556,753	$1,665,166	32.3%	28.5%	31.6%	30.2%
The following tables provide reconciliations of the non-GAAP selling, general and administrative expenses to reported selling, general and administrative expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30, 2023
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$985,967	32.8%	$384,066	86.1%	$220,832	15.1%	$1,590,865	32.3%
Adjustments (1)	(30,485)	(1.0%)	(3,627)	(0.8%)	—	—	(34,112)	(0.7%)
As Adjusted	$955,482	31.8%	$380,439	85.3%	$220,832	15.1%	$1,556,753	31.6%

	Nine Months Ended September 30, 2022
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$907,886	26.2%	$450,437	79.1%	$213,844	14.4%	$1,572,167	28.5%
Adjustments (1)	81,546	2.4%	11,453	2.0%	—	—	92,999	1.7%
As Adjusted	$989,432	28.6%	$461,890	81.1%	$213,844	14.4%	$1,665,166	30.2%
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

(Income) Loss from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation plan obligations change and adjustments are recorded in selling, general and administrative expenses, or in the case of Protiviti, costs of services. The value of the related investment trust assets also changes by the equal and offsetting amount, leaving no net costs to the Company. The Company’s (income) loss from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments and is presented separately on the unaudited Condensed Consolidated Statements of Operations. The Company’s (income) loss from investments held in employee deferred compensation trusts was income of $41 million and a loss of $111 million for the nine months ended September 30, 2023 and 2022, respectively. The income from trust investments was due to positive market returns during the first three quarters of 2023.
Income Before Income Taxes and Segment Income. The Company’s total income before income taxes was $456 million, or 9.3% of revenues, for the nine months ended September 30, 2023, down from $694 million or 12.6% of revenues, for the nine months ended September 30, 2022. Combined segment income was $441 million, or 9.0% of revenues, for the nine months ended September 30, 2023, down from $692 million, or 12.6% of revenues, for the nine months ended September 30, 2022.
The Company’s non-GAAP combined segment income is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2023	% of Revenue	2022	% of Revenue
Combined Segment Income
Contract talent solutions	$241,937	8.0%	$386,861	11.2%
Permanent placement talent solutions	64,612	14.5%	106,257	18.7%
Protiviti	134,789	9.2%	198,759	13.4%
Total	$441,338	9.0%	$691,877	12.6%
The following table provides a reconciliation of the non-GAAP combined segment income to reported income before income taxes for the nine months ended September 30, 2023, and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	% of Revenue	2022	% of Revenue
Income before income taxes	$456,452	9.3%	$693,857	12.6%
Interest income, net	(17,276)	(0.3%)	(3,230)	0.0%
Amortization of intangible assets	2,162	0.0%	1,250	0.0%
Combined segment income	$441,338	9.0%	$691,877	12.6%
Provision for income taxes. The provision for income taxes was 29.1% and 26.5% for the nine months ended September 30, 2023 and 2022, respectively. The higher tax rate for 2023 can be attributed to an increased impact of nondeductible expenses and fewer tax credits.
Liquidity and Capital Resources
The change in the Company’s liquidity during the nine months ended September 30, 2023 and 2022, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, investment in employee deferred compensation trusts, net of redemptions from employee deferred compensation trusts, repurchases of common stock, and payment of dividends.
Cash and cash equivalents were $729 million and $593 million at September 30, 2023 and 2022, respectively. Operating activities provided cash flows of $522 million during the nine months ended September 30, 2023, offset by $91 million and $354 million of net cash used in investing activities and financing activities, respectively. Operating activities provided cash flows of $481 million during the nine months ended September 30, 2022, offset by $72 million and $400 million of net cash used in investing activities and financing activities, respectively. Fluctuations in foreign currency exchange rates had the effect of decreasing reported cash and cash equivalents by $6 million during the nine months ended September 30, 2023, compared to a decrease of $35 million during the nine months ended September 30, 2022.

Operating activities—Net cash provided by operating activities for the nine months ended September 30, 2023, was composed of net income of $324 million adjusted upward for non-cash items of $75 million and net cash provided by changes in working capital of $123 million. Net cash provided by operating activities for the nine months ended September 30, 2022, was composed of net income of $510 million adjusted upward for non-cash items of $224 million, offset by net cash used in changes in working capital of $253 million.
Investing activities—Cash used in investing activities for the nine months ended September 30, 2023, was $91 million. This was composed of capital expenditures of $34 million, investments in employee deferred compensation trusts of $89 million, and $1 million in payments related to an acquisition, partially offset by proceeds from employee deferred compensation trusts redemptions of $33 million. Cash used in investing activities for the nine months ended September 30, 2022, was $72 million. This was composed of capital expenditures of $49 million and investments in employee deferred compensation trusts of $52 million, partially offset by proceeds from employee deferred compensation trusts redemptions of $29 million.
Capital expenditures, including $28 million for cloud computing arrangements, for the nine months ended September 30, 2023, totaled $63 million, approximately 68.0% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s sustainability and future growth opportunities. Capital expenditures for cloud computing arrangements are included in cash flows from operating activities on the Company’s Condensed Consolidated Statements of Cash Flows. Capital expenditures included amounts spent on tenant improvements and furniture and equipment in the Company’s leased offices. The Company currently expects that 2023 capital expenditures will range from $80 million to $90 million, of which $50 million to $60 million relates to software initiatives and technology infrastructure, including capitalized costs related to implementation of cloud computing arrangements.
Financing activities—Cash used in financing activities for the nine months ended September 30, 2023, was $354 million. This included repurchases of $199 million in common stock and $155 million in dividends paid to stockholders. Cash used in financing activities for the nine months ended September 30, 2022, was $400 million. This included repurchases of $258 million in common stock and $142 million in dividends paid to stockholders.
As of September 30, 2023, the Company is authorized to repurchase, from time to time, up to 11.5 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the nine months ended September 30, 2023 and 2022, the Company repurchased 2.4 million shares, at a cost of $175 million, and 2.5 million shares, at a cost of $219 million, on the open market, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the nine months ended September 30, 2023 and 2022, such repurchases totaled 0.3 million shares, at a cost of $22 million, and 0.3 million shares, at a cost of $33 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital at September 30, 2023, included $729 million in cash and cash equivalents and $941 million in net accounts receivable, both of which will be a significant source of ongoing liquidity and financial resilience. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
There is limited visibility into future cash flows as the Company’s revenues and net income are largely dependent on macroeconomic conditions. The Company’s variable direct costs related to its contract talent solutions business will largely fluctuate in relation to its revenues.
In May 2023, the Company entered into an amendment to extend the maturity of its $100.0 million unsecured revolving credit facility (the “Credit Agreement”) to May 2026. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing which, effective May 2023, will be calculated according to the Adjusted Term Secured Overnight Financing Rate (“SOFR”), or an alternative base rate, plus an applicable margin. The Credit Agreement is subject to certain financial covenants and the Company was in compliance with these covenants as of September 30, 2023. There were no borrowings under the Credit Agreement as of September 30, 2023, or December 31, 2022.
On October 30, 2023, the Company announced a quarterly dividend of $0.48 per share to be paid to all shareholders of record as of November 24, 2023. The dividend will be paid on December 15, 2023.
Material Cash Requirements from Contractual Obligations
Leases. As of September 30, 2023, the Company reported current and long-term operating lease liabilities of $81 million and $134 million, respectively. These balances consist of the minimum rental commitments for October 2023 and thereafter, discounted to reflect the Company’s cost of borrowing, under noncancellable lease contracts executed as of September 30, 2023.

The majority of these leases are for real estate. In the event the Company vacates a location prior to the end of the lease term, the Company may be obliged to continue making lease payments. For further information, see Note G— “Leases” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
Purchase Obligations. Purchase obligations are discussed in more detail in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes to the Company’s contractual purchase obligations during the first three quarters of 2023.
Employee Deferred Compensation Plan. As of September 30, 2023, the Company reported employee deferred compensation plan obligations of $519 million in its accompanying unaudited Condensed Consolidated Statements of Financial Position. The balances are due to employees based upon elections they make at the time of deferring their funds. The timing of these payments may change based upon factors including termination of the Company’s employment arrangement with a participant. Assets of these plans are held by an independent trustee for the sole benefit of participating employees and consist of money market funds and mutual funds. For further information, see Note J—“Employee Deferred Compensation Plan Obligations” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
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
For the nine months ended September 30, 2023, approximately 22.3% of the Company’s revenues were generated outside of the U.S. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, Australian dollar and Brazilian real, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s international markets, the Company’s reported results vary.
During the first nine months of 2023, the U.S. dollar fluctuated, and generally strengthened, against the primary currencies in which the Company conducts business, compared to one year ago. Foreign currency exchange rates had the effect of decreasing reported service revenues by $11.1 million, or 0.2%, in the first three quarters of 2023 compared to the same period one year ago. The general strengthening of the U.S. dollar also affected the reported level of expenses incurred in the Company’s international operations. Because substantially all the Company’s international operations generated revenues and incurred expenses within the same country and currency, the effect of lower reported revenues is largely offset by the decrease in reported operating expenses. Reported net income was $0.5 million, or 0.1%, lower in the first three quarters of 2023 compared to the same period one year ago due to the effect of currency exchange rates. If currency exchange rates were to remain at September 30, 2023 levels throughout the remainder of 2023, the currency impact on the Company’s full-year reported revenues and operating expenses would be consistent with the first three quarters of 2023 results. Should current trends continue, the impact to reported net income would be immaterial.
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

ITEM 4. Controls and Procedures
Management, including the Company’s President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In accordance with this review, no material changes to controls and procedures were made in the three months ended September 30, 2023.

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

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (d)
July 1, 2023 to July 31, 2023	100,108	(a)	$74.55	100,000	12,596,448
August 1, 2023 to August 31, 2023	409,223	(b)	$75.65	408,830	12,187,618
September 1, 2023 to September 30, 2023	717,545	(c)	$73.89	716,503	11,471,115
Total July 1, 2023 to September 30, 2023	1,226,876			1,225,333

(a)Includes 108 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(b)Includes 393 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(c)Includes 1,042 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(d)Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 138,000,000 shares have been authorized for repurchase, of which 126,528,885 shares have been repurchased as of September 30, 2023.
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

ROBERT HALF INC. (Registrant)

/s/Michael C. Buckley
Michael C. Buckley Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: October 31, 2023