Form 10-K
period 2023-12-31
ROBERT HALF INC.
filed 2024-02-20
CIK 315213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐   Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company.  ☐  Yes   ☒  No
As of June 30, 2023, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $7,832,359,074 based on the closing sale price on that date. This amount excludes the market value of 3,059,409 shares of Common Stock directly or indirectly held by registrant’s directors and officers and their affiliates.
As of January 31, 2024, there were 105,208,519 outstanding shares of the registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be mailed to stockholders in connection with the registrant’s annual meeting of stockholders, scheduled to be held in May 2024, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

PART I
Item 1. Business

Robert Half Inc. (the “Company”) provides specialized talent solutions and business consulting services through the Robert Half® and Protiviti® company names. The Company’s business was originally founded in 1948. Prior to 1986, the Company was primarily a franchisor, under the names Accountemps and Robert Half, with offices providing contract and permanent professionals in the fields of accounting and finance. Beginning in 1986, the Company and its current management embarked on a strategy of acquiring the franchised locations. All franchises have since been acquired. The Company believes that direct ownership of offices allows it to better monitor and protect the image of its trade names, promote a more consistent and higher level of quality and service throughout its network of offices and improve profitability by centralizing many of its administrative functions. Since 1986, the Company has significantly expanded operations at many of the acquired locations, opened hundreds of new locations, and acquired other local or regional providers of specialized contract personnel. The Company has also broadened the scope of its services by expanding product offerings to include administrative and customer support, technology, financial project, consulting, legal, and marketing and creative talent solutions.

Robert Half

Prior to 2022, the Company organized its talent solutions business through separately branded divisions under the brand names of Accountemps®, Robert Half® Finance and Accounting, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, and The Creative Group. During 2022 the Company unified its family of Robert Half brands to focus on its key brand, Robert Half. This simplifies the Company’s go-to-market brand structure for clients and candidates, provides leverage for greater brand awareness, and allows future flexibility to expand the Company’s existing functional specializations.

In connection with this process, the Company’s current financial statement disclosures reflect the names of its reportable segments, including contract talent solutions, permanent placement talent solutions, and Protiviti. Further information on these business segments follows.

Contract talent solutions

Robert Half’s contract talent solutions business specializes in the provision of contract engagement professionals in the fields of finance and accounting, technology, marketing and creative1, legal1, and administrative and customer support. Operationally, the Company’s contract talent solutions are organized into each of these functional specializations.

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

Finance and Accounting offers customers a reliable and economical means of dealing with uneven or peak workloads for accounting, finance, and accounting operations personnel caused by such predictable events as vacations, taking inventories, tax work, month-end activities, special projects, and such unpredictable events as illness, staff turnover and emergencies. Finance and Accounting also provides senior-level engagement professionals in the accounting, finance, and business systems fields, including chief financial officers, controllers, senior financial analysts, internal auditors, and business systems analysts, for such tasks as financial systems conversions, business process re-engineering, business systems performance improvement and post-merger financial consolidation.

Technology provides information technology contract professionals and offers managed services in areas ranging from multiple platform systems integration to end-user technical and desktop support, including specialists in software and application development, networking and cloud, systems integration and deployment, database design and administration, and security and business continuity.

Marketing and Creative includes the provision of creative professionals in the areas of creative, digital, marketing, advertising, and public relations in a variety of positions, such as creative directors, graphic designers, web designers, media buyers, front-end developers, copywriters, digital marketing managers, marketing analytics specialists, brand managers, user experience practitioners, and public relations specialists.

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

Permanent placement talent solutions

The Company’s first division, established in 1948, was Robert Half® Finance & Accounting which specialized in the placement of full-time accounting, finance, tax and accounting operations personnel. The permanent placement talent solutions business (previously referred to as permanent placement staffing) is the modern incarnation of this pioneering business and encompasses the Company’s full-time finance and accounting, technology, marketing and creative, legal, and administrative and customer support placement business. Fees for successful placements are paid only by the employer and are generally a percentage of the new employee’s annual compensation. No fee for placement services is charged to employment candidates. Permanent placement talent solutions operates under the Robert Half company name.

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
Protiviti provides a broad range of consulting and managed solutions to leaders in finance, technology, operations, data, analytics, digital, marketing, legal, HR, governance, risk and internal audit. Protiviti and its independently owned member firms work collaboratively with their clients in over 25 countries to help them achieve their business objectives and deliver confidence in an ever-evolving and dynamic business world. Serving organizations across industry sectors, clients range from high-growth, pre-public/transactional established start-ups to the largest global companies and government entities. The Protiviti business was formerly referred to as the Company’s risk consulting and internal audit services segment.
Artificial Intelligence
The Company utilizes a proprietary artificial intelligence (“AI”) engine to match candidates to jobs in order to assist talent solutions professionals with quickly providing skilled and experienced contract talent to clients, as well as through email marketing recommendation campaigns that proactively promote highly placeable talent to clients. The Company also uses AI to assist with improving lead generation amongst past clients and determining which candidates are most likely to work on an assignment in the near term. The Company is also evaluating how generative artificial intelligence tools could enhance the business.
Protiviti is expanding service offerings to include AI-enabled solutions, and is navigating clients through this complex and rapidly evolving technology with a particular focus on responsible AI. Many engagements begin with identifying opportunities for and applications of AI to accelerate positive business outcomes. In addition to developing technology solutions, these engagements evolve into helping clients identify potential risks, defining their specific policies for AI, developing and enacting governance mechanisms to apply those policies, and incorporating these principles into technology selection and architecture.
Marketing and Recruiting
The Company markets its contract talent and permanent placement services to clients and employment candidates via both national and local advertising activities, including radio, digital advertising, job boards, alliance partners, and events. The Company also markets its services via its website, blog and mobile app, as well as through targeted online tactics, email, and social media. Direct marketing to customers is a significant portion of the Company’s total marketing efforts. The Company also actively seeks endorsements and affiliations with professional organizations in the accounting and finance, technology, legal, and creative and marketing fields. The Company also conducts public relations activities designed to enhance public recognition of the Company and its services. Central to the public relations activities are research-based content, targeted media relations and thought leadership, and promotion of company accolades received from third-party organizations. Robert Half employees are encouraged to be active in civic organizations and industry trade groups in their local communities, as well as in professional social media channels.
Protiviti markets its business consulting services to a variety of global clients in a range of industries. Industry and competency teams conduct targeted marketing efforts locally, nationally, and globally, including digital advertising, search advertising, email marketing, production and distribution of thought leadership, social media, and live and virtual speaking events. Protiviti regularly conducts a variety of programs to share its insights with clients on current and emerging business issues. Protiviti also markets its capabilities through its broad partner ecosystem of professional associations and complementary service and technology providers. It conducts public relations activities, including distributing news releases, sharing proprietary research findings and providing subject-matter experts for media interviews designed to enhance recognition of Protiviti’s brand and reputation, establish its expertise in key issues surrounding its businesses and promote its services. Protiviti promotes its brand name through digital and out-of-home advertising and its professional golf brand ambassador program. Protiviti regularly updates the services, value-added content, and digital experience on the Protiviti websites globally. Employees are encouraged to be active in relevant social media communities, charitable and civic organizations and industry trade groups.
The Company and its subsidiaries own many trademarks and service marks, including the Robert Half® Finance & Accounting, Accountemps®, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group® and Protiviti® marks, which are registered in the United States and in a number of foreign countries.
Organization
Management of the Company’s contract talent solutions and permanent placement talent solutions operations is coordinated from its headquarters facilities in Menlo Park and San Ramon, California. The Company’s headquarters provides support and centralized services to its offices in the administrative, marketing, public relations, accounting, information technology, training and legal areas, particularly as it relates to the standardization of the operating procedures of its offices. As of December 31, 2023, the Company conducted its contract talent and permanent placement services operations through 313 offices in 42 states, the District of Columbia, and 18 foreign countries. Office managers are responsible for most activities of their offices, including business development, local advertising and marketing, and recruitment.
The day-to-day operations of Protiviti are managed by a chief executive officer and a senior management team. Operational and administrative support is provided by individuals located in Menlo Park and San Ramon, California. As of December 31, 2023, Protiviti had 65 offices in 23 states and 13 foreign countries.
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
Protiviti faces competition in its efforts to attract clients, expand relationships with existing clients, and win new business proposals. The global professional services market is highly competitive with a dynamic regulatory environment, disruptive new technologies, security and privacy concerns, and high demand for skilled professionals, all driving significant business opportunities. The principal competitors of Protiviti remain the “Big Four” accounting firms and other consultancies. Significant competitive factors include reputation, technology, tools, project methodologies, price of services, and depth of skills and breadth of availability of personnel. Protiviti believes its competitive strengths lie in the collaborative approach it takes to working with clients, which drives knowledge transfer, understanding of client issues, and value creation. This may be coupled with a “configure-to-fit” resourcing model to create blended teams of full-time Protiviti consulting professionals and engagement professionals from Robert Half’s network of specialized talent to precisely match expertise, approach and people to the changing global needs of clients on consulting and managed solutions projects.

Human Capital Management
Employees. The Company had approximately 15,000 full-time internal staff, including approximately 7,000 employees engaged directly in Protiviti operations, as of December 31, 2023. In addition, the Company placed approximately 125,000 engagement professionals (which includes full-time engagement professionals) on assignments with clients during 2023. The substantial majority of engagement professionals placed on assignment by the Company are the Company’s legal employees while they are working on assignments, but references to “employees” in the remainder of the Human Capital Management section refer to the Company’s full-time internal staff. With respect to engagement professionals, the Company pays the related costs of employment, such as workers’ compensation insurance, state and federal unemployment taxes, social security, and certain fringe benefits. The Company also provides access to voluntary health insurance coverage to interested engagement professionals.
Diversity, Equity and Inclusion. The Company’s corporate culture of diversity, equity and inclusion (“DEI”) enables it to leverage the representation and strengths of its workforce. In doing so, an environment is created where the enterprise’s values anchor the work and cultivate a culture of growth and connection; attract, retain, and advance talented people; and positively impact clients and the communities where they live and serve. In 2023, the Company continued its support of the CEO Action for Diversity & Inclusion pledge, published its DEI e-book “A Shared Journey to Inclusivity,” and furthered its commitment by continuing to invest in key programs such as strategic alliance engagement, employee network group (“ENG”) maturation, and learning and development opportunities.
The Company places a high value on inclusion, engaging employees in its ENG programs which provide a community for individuals with various backgrounds, experiences, and identities, and their allies. These employee-led groups convene around common interests by sharing heritage and cultural traditions, investing in professional development and mentoring, improving corporate culture, and delivering sustained business results. These groups support the attraction of historically underrepresented talent internally and externally. Each ENG is sponsored and supported by executive leaders across the enterprise. Across Robert Half and Protiviti, there are 17 ENGs spanning gender, race/ethnicity, sexual orientation, ability and mental health and well-being.
Across Robert Half and Protiviti, as of December 31, 2023, approximately 53.5% of the Company’s global workforce identified as female and 47.6% of the Company’s employees in managerial and leadership roles identified as female. As of December 31, 2023, approximately 33.8% of the Company’s U.S. workforce was from underrepresented groups.
Employee Engagement. A major component in supporting employee engagement is the Robert Half employee voice initiative to provide its employees with feedback opportunities. In 2023, the Company conducted two surveys to provide a forum to understand employee needs and gather feedback on a variety of focus areas. The survey results were analyzed by an independent third-party and then reviewed by the executive officers. The results of these engagement surveys were shared with individual managers, who were then tasked with acting based on their employees’ confidential feedback (both quantitative and qualitative). In 2023, Robert Half and Protiviti conducted new hire surveys at specific points in a new hire’s onboarding and departure surveys to exiting employees. By paying close attention to the results at an aggregate enterprise level and at a department/business/workgroup level, across an employee’s life cycle, the Company has been able to enhance its culture of rewards and recognition, drive efforts to promote inclusion and diversity, increase communication in support of employee well-being and modernize its approach to foster a culture of continuous learning and feedback. In addition, Robert Half continued its participation in the Great Place to Work® Survey to benchmark with other companies around the world.
Protiviti uses an “ask, listen, respond, act” approach to building trust through global surveys where employees provide anonymous feedback. Employee feedback is then carefully reviewed and analyzed to identify trends, which are shared with senior leaders and communicated directly to employees. Changes based on employee feedback are highlighted so that employees understand the importance of their input. Protiviti leverages surveys in the U.S. and internationally, including the Great Place to Work® survey.
Learning and Development. The Company emphasizes employee development and training for our people and the organization. Training and development are key elements to the overall retention, engagement, and employee experience strategy. Our strategy is designed to empower employees to reach their full potential, and the Company provides a wide range of development programs, opportunities, and resources needed to be successful. The Company has specialized programs for all audiences, including new hires, tenured employees, and leadership. The Company provides mentorship opportunities, self-paced and instructor-led learning channels, and a catalog of vendor-provided courses, videos, resources, and books. The Company is committed to its employees’ overall health and providing career progression by providing individual development, readiness, and transition plans as a part of its talent review and succession planning process. Given our flexible work philosophy, our learning strategy supports access and equity to all employees, including in-person and virtual learning experiences. Comprehensive learning maps for the first year of our new hires and our front-line leaders provide a consistent, predictable and formal learning experience. Our learning strategy supports equity of access, just in-time learning and continued career development for our employees.

In Protiviti, at key career milestones, employees may participate in engaging learning events that prepare them to succeed at higher levels. Each employee is assigned a career adviser who coaches them and recommends actions to help increase their impact, contribution, and engagement. Protiviti encourages and pays for employees to attain select recognized professional certifications. Annual operating plans include learning budget funding for employees. These investments in the skills of our workforce also pay dividends in the marketplace and with our clients who value and rely upon our expertise.
Compensation, Benefits and Well-being. The Company offers fair, competitive compensation and benefits that support its employees’ overall well-being—financial, mental and physical. To align with management’s short- and long-term objectives, the Company’s compensation programs for all employees include competitive base pay and for some employees, short-term and long-term incentives. The Company offers a wide array of benefits including comprehensive health and welfare programs, generous time off and leave, and retirement and financial support. The Company provides emotional well-being services through its Employee Assistance Program as well as other perks and convenience benefits. In 2023, the Company devoted itself to focusing on our employees, including their careers, well-being, connections and impact they have on the Company and community. This commitment helps our leaders build successful teams and ensures employees feel valued and connected to our mission, while defining what they can expect working for the Company throughout their career journey.
Other Information
The Company is not dependent on a single customer or a limited number of customers. The Company’s talent solutions business is generally more active in the first and fourth quarters of a calendar year. Protiviti is generally more active in the third and fourth quarters of a calendar year. Order backlog is not a material aspect of the Company’s talent solutions business. Backlog is of greater importance to Protiviti and is typically realized within a 12-month period.
The Company conducts business under various federal, state, and local government contracts, and no one such contract represented more than 1.0% percent of total service revenues in 2023.
Available Information
The Company’s Internet address is www.roberthalf.com. The Company makes available, free of charge, through its website, its Annual Reports on Form 10-K, proxy statements for its annual meetings of stockholders, its Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission. Also available on the Company’s website are its Corporate Governance Guidelines, its Code of Business Conduct and Ethics, and the charters for its Audit Committee, Compensation Committee, and Nominating and Governance Committee, each of which is available in print to any stockholder who makes a request to Robert Half Inc., 2884 Sand Hill Road, Suite 200, Menlo Park, CA 94025, Attn: Corporate Secretary. The Company’s Code of Business Conduct and Ethics is the Code of Ethics required by Item 406 of Securities and Exchange Commission Regulation S-K. The Company intends to satisfy any disclosure obligations under Item 5.05 of Form 8-K regarding any amendment or waiver relating to its Code of Business Conduct and Ethics by posting such information on its website. The Company has used, and intends to continue to use, its website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The Company’s website and the information contained therein or connected to or linked from the website are not incorporated information and do not constitute part of this Annual Report.
Government Regulations
Our operations are subject to regulations by federal, state, local and professional governing bodies, and laws and regulations in various foreign countries, including, but not limited to, (a) licensing and registration requirements and (b) regulation of the employer/employee relationship, such as worker classification regulations, wage and hour regulations, tax withholding and reporting, immigration regulations, social security and other retirement, anti-discrimination, and employee benefits and workers’ compensation regulations. Our operations could be impacted by legislative changes by these bodies, particularly with respect to provisions relating to payroll and benefits, tax and accounting, employment, worker classification and data privacy. Due to the complex regulatory environment that the Company operates in, the Company remains focused on compliance with governmental and professional organizations’ regulations. For more discussion of the potential impact that the regulatory environment could have on our financial results, refer to Item 1A “Risk Factors.”

Item 1A.    Risk Factors
The Company’s business prospects are subject to various risks and uncertainties that impact its business. The most important of these risks and uncertainties are as follows:
Risks Related to the Company’s Business Environment
Any reduction in global economic activity may harm the Company’s business and financial condition. The demand for the Company’s services, in particular its talent solutions services, is highly dependent upon the state of the economy and upon the staffing needs of the Company’s clients. In the recent past, certain of the Company’s markets experienced economic uncertainty characterized by increasing unemployment, limited availability of credit, significant inflation and decreased consumer and business spending. In addition, certain geopolitical events, including the ongoing war between Russia and Ukraine, the war between Israel and Hamas, and the expanding conflict throughout the Middle East have caused significant economic, market, political or regulatory uncertainty in some of the Company’s markets. Any decline in the economic condition or employment levels of the U.S. or of any of the foreign countries in which the Company does business, or in the economic condition of any region of any of the foregoing, or in any specific industry may severely reduce the demand for the Company’s services and thereby significantly decrease the Company’s revenues and profits. Further, continued or intensifying economic, political or regulatory uncertainty in the Company’s markets could reduce demand for the Company’s services.
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
The Company faces risks in operating internationally. The Company depends on operations in international markets for a significant portion of its business. These international operations are subject to a number of risks, including general political and economic conditions in those foreign countries, international hostilities and responses to those hostilities, the burden of complying with various potentially conflicting foreign laws, technical standards, unpredictable changes in foreign regulations, U.S. legal requirements governing U.S. companies operating in foreign countries, legal and cultural differences in the conduct of business, potential adverse tax consequences, and difficulty in staffing and managing international operations. These factors may have a material adverse effect on the performance of the Company’s business. In addition, the Company’s business may be affected by foreign currency exchange fluctuations. In particular, the Company is subject to risk in translating its results in foreign currencies into the U.S. dollar. If the value of the U.S. dollar strengthens relative to other currencies, the Company’s reported income from these operations could decrease. For example, in 2023, the U.S. dollar strengthened against the Canadian Dollar and Australian Dollar, as well as weakened against the Euro, British Pound and Brazilian Real, the net of which resulted in a nominal impact to the Company’s revenues.
Natural disasters and unusual weather conditions, pandemic outbreaks, terrorist acts, global political events and other serious catastrophic events could disrupt business and otherwise materially adversely affect the Company’s business and financial condition. With operations in many states and multiple foreign countries, the Company is subject to numerous risks outside of the Company’s control, including risks arising from natural disasters, such as fires, earthquakes, hurricanes, floods, tornadoes, unusual weather conditions, pandemic outbreaks such as the COVID-19 pandemic and other global health emergencies, terrorist acts or disruptive global political events, or similar disruptions that could materially adversely affect the Company’s business and financial performance. Historically, the Company’s operations are heavily dependent on the ability of employees and consultants to travel from business to business and from location to location. Any public health emergencies, including a real or potential global pandemic such as those caused by the avian flu, SARS, Ebola, coronavirus, or even a particularly virulent flu, could decrease demand for the Company’s services and the Company’s ability to offer them. Uncharacteristic or significant weather conditions may increase in frequency or severity due to climate change, which may increase the Company’s expenses, exacerbate other risks to the Company, and affect travel and the ability of businesses to remain open, which could lead to a decreased ability to offer the Company’s services and materially adversely affect the Company’s results of operations. In addition, these events could result in delays in placing employees and consultants, the temporary disruption in the transport of employees and consultants overseas and domestically, the inability of employees and consultants to reach or have transportation to clients directly affected by such events, and disruption to the Company’s information systems. Although it is not possible to predict such events or their consequences, these events could materially adversely affect the Company’s reputation, business and financial condition.

Failure to meet ESG commitments could harm the Company’s reputation. The Company has public environmental, social, and governance (“ESG”) commitments, including environmental targets designed to have a positive impact on climate. The Company’s ability to achieve these goals is subject to a multitude of risks that may be outside of the Company’s control. The Company’s failure or perceived failure to achieve ESG goals or maintain ESG practices that meet evolving stakeholder expectations could harm the Company’s reputation, adversely impact the Company’s ability to attract and retain employees or clients, and expose the Company to increased scrutiny from the investment community and enforcement authorities. The Company’s reputation also may be harmed by the perceptions that clients, employees and other stakeholders have about the Company’s action or inaction on social, ethical, or political issues. Damage to the Company’s reputation and loss of brand equity may reduce demand for the Company’s services and thus have an adverse effect on future financial results, as well as require additional resources to rebuild the Company’s reputation and restore the value of the brands and could also reduce the Company’s stock price.

Risks Related to the Company’s Operations
The Company may be unable to find sufficient candidates for its talent solutions business. The Company’s talent solutions services business consists of the placement of individuals seeking employment. There can be no assurance that candidates for employment will continue to seek employment through the Company. Candidates generally seek contract or permanent positions through multiple sources, including the Company and its competitors. Unemployment in the U.S. has been at historic lows in recent periods and competition for workers in a number of industries is intense. When unemployment levels are low, finding sufficient eligible candidates to meet employers’ demands is more challenging. Although unemployment has risen in some areas in which the Company operates, talent shortages have persisted in a number of disciplines and jurisdictions. Any shortage of candidates could materially adversely affect the Company.
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
The Company may incur potential liability to employees and clients. The Company’s contract talent solutions business entails employing individuals on a temporary basis and placing such individuals in clients’ workplaces. The Company’s ability to control the workplace environment is limited. As the employer of record of its temporary employees, the Company incurs a risk of liability to its temporary employees for various workplace events, including claims of physical injury, discrimination, harassment or failure to protect confidential personal information. In addition, in order to facilitate remote working arrangements, some of the Company’s temporary workers are accessing client workspaces from their personal devices through cloud-based systems, which could increase cybersecurity risks to the Company’s clients. If cybersecurity incidents were to occur in such a way, the Company may face legal and contractual liability, reputational damage, loss of business, and other expenses. The Company also incurs a risk of liability to its clients resulting from allegations of damages caused by temporary employees acting on phishing emails and cyber attacks and other errors, omissions or theft by its temporary employees, or allegations of compromise of client confidential information. In some cases, the Company has agreed to indemnify its clients in respect of these types of claims. The Company maintains insurance with respect to many such claims. While such claims have not historically had a material adverse effect on the Company, there can be no assurance that the Company will continue to be able to obtain insurance at a cost that does not have a material adverse effect on the Company or that such claims (whether by reason of the Company not having sufficient insurance or by reason of such claims being outside the scope of the Company’s insurance) will not have a material adverse effect on the Company.
Protiviti operates in a highly competitive business and faces competitors who are significantly larger and have more established reputations. As with the Company’s talent solutions services business, the barriers to entry are quite low. There are many competitors, some of which have greater resources than Protiviti and many of which have been in operation far longer than Protiviti. In particular, Protiviti faces competition from the “Big Four” accounting firms, which have been in operation for a considerable period of time and have established reputations and client bases. Because the principal factors upon which competition is based are reputation, technology, tools, project methodologies, price of services, and depth of skills of personnel, there can be no assurance that Protiviti will be successful in attracting and retaining clients or be able to maintain the technology, personnel, and other requirements to successfully compete.

Protiviti’s operations could subject it to liability. The business of Protiviti consists of providing business consulting and internal audit services. Protiviti risks liability from allegations of damages caused by errors, omissions or misconduct by its employees working on consulting engagements or from damages caused by its employees acting on phishing emails and cyber attacks, or allegations of compromise of client confidential information. In some cases, the Company has agreed to indemnify its clients in respect of these types of claims. Liability could be incurred, or litigation could be, and from time-to-time has been, instituted against the Company or Protiviti for claims related to these activities or to prior transactions or activities. There can be no assurance that such liability or litigation will not have a material adverse impact on Protiviti or the Company.
The Company is dependent on its management personnel and employees, and a failure to attract and retain such personnel could harm its business. The Company is engaged in the services business. As such, its success or failure is highly dependent upon the performance of its management personnel and employees, rather than upon tangible assets (of which the Company has few). There can be no assurance that the Company will be able to attract and retain the personnel that are essential to its success. A failure to retain key management personnel could disrupt the Company’s succession strategy, hindering a smooth transition to new leadership and potentially disrupting the Company’s operations.
The Company’s results of operations and ability to grow could be materially negatively affected if it cannot successfully keep pace with technological changes impacting the development and implementation of its services and the evolving needs of its clients. The Company’s success depends on its ability to keep pace with rapid technological changes affecting both the development and implementation of its services and the staffing needs of its clients. Technological advances such as artificial intelligence, machine learning, and automation are impacting industries served by all the Company’s lines of business. In addition, the Company’s business relies on a variety of technologies, including those that support hiring and tracking, order management, billing, and client data analytics. If the Company does not sufficiently invest in new technology and keep pace with industry developments, appropriately implement new technologies, or evolve its business at sufficient speed and scale in response to such developments, or if it does not make the right strategic investments to respond to these developments, the Company’s services, results of operations, and ability to develop and maintain its business could be negatively affected.
The Company uses artificial intelligence in its services which may result in operational challenges, legal liability, reputational concerns and privacy and competitive risks. The Company currently uses and intends to leverage its own and third parties’ artificial intelligence (“AI”) processes and algorithms and its own evolving and third parties’ cognitive, analytical and artificial intelligence applications in its daily operations for Protiviti and talent solutions, including by deploying generative AI into the Company’s talent solutions search operations. Protiviti expanded its service offerings to include AI risk analysis, policy creation, governance, and technology selection and architecture. The use of AI by talent solutions and provision of AI related services by Protiviti may result in operational challenges, legal liability, reputational concerns and privacy and competitive risks which could result in adverse effects to the Company’s financial condition, results or reputation. Generative AI products and services leverage existing and widely available technologies, such as Chat GPT-4 and its successors, or alternative large language models or other processes. The use of generative AI processes at scale is relatively new and may lead to challenges, concerns and risks that are significant or that the Company may not be able to predict, especially if its use of these technologies in the delivery of its services becomes more important to its operations over time.
Use of generative AI in search operations and services offerings may be difficult to deploy successfully due to operational issues inherent to the nature of such technologies. AI algorithms use machine learning and predictive analytics, which may lead to flawed, biased, and inaccurate candidate and lead generation search results. Datasets in AI training, development, or operations may be insufficient, of poor quality, reflect unwanted forms of bias, or raise other legal concerns (such as concerns regarding copyright protections or data protection). Inappropriate or controversial data practices by, or practices reflecting inherent biases of, data scientists, engineers, and end-users of the Company’s systems could lead to mistrust, rejection or skepticism of the Company’s services by clients and candidates.
Further, unauthorized use or misuse of AI by the Company’s employees, vendors or others may result in disclosure of confidential company and customer data, reputational harm, privacy law violations and legal liability. The Company’s use of AI may also lead to novel and urgent cybersecurity risks, including access to or the misuse of personal data, all of which may adversely affect its operations and reputation.
Uncertainty in the legal regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time. Several jurisdictions around the globe, including Europe and certain U.S. states, have already proposed or enacted laws governing AI. For example, European regulators have proposed stringent AI regulations and laws, and the Company expects other jurisdictions will adopt similar legislation. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging, impossible or financially prohibitive.

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
Demand for the Company’s services from government and public sector clients may decrease over time. In recent periods, the Company reported increased business from services rendered to the public sector due to, among other developments, the volume of unemployment claims and housing assistance claims, as well as the demands faced by public school districts. With the majority of COVID-19 legal restrictions lifted, many of the COVID-19 related projects have ended and the Company’s public sector business has shifted to different projects with public sector clients. It is unknown whether the shift in projects with state, local and other public sector clients will ultimately maintain the same level of business or to what extent business with the public sector may decrease as the effects of the pandemic lessen or change over time.
Long-term contracts do not comprise a significant portion of the Company’s revenue. Because long-term contracts are not a significant part of the Company’s staffing services business, future results cannot be reliably predicted by considering past trends or extrapolating past results. Additionally, the Company’s clients will frequently enter nonexclusive arrangements with several firms, which the client is generally able to terminate on short notice and without penalty. The nature of these arrangements further exacerbates the difficulty in predicting the Company’s future results.
If the Company does not effectively manage billable rates, the Company’s financial results could suffer. Accurate and strategic pricing represents a key factor in our financial results. If billable rates are too low, the Company’s service revenues may not cover operational costs whereas if billable rates are too high, the Company risks hindering client retention and limits competitiveness.
Legal and Regulatory Risks
The Company and certain subsidiaries are defendants in several lawsuits that could cause the Company to incur substantial liabilities. The Company and certain subsidiaries are defendants in several actual or asserted class and representative action lawsuits brought by or on behalf of the Company’s current and former employees alleging violations of federal and state law with respect to certain wage and hour related matters, as well as claims challenging the Company’s compliance with the Fair Credit Reporting Act. The various claims made in one or more of such lawsuits include, among other things, the misclassification of certain employees as exempt employees under applicable law, failure to comply with wage statement requirements, failure to compensate certain employees for time spent performing activities related to the interviewing process, and other related wage and hour violations. Such suits seek, as applicable, unspecified amounts for unpaid overtime compensation, penalties, and other damages, as well as attorneys’ fees. The Company is defending several claims brought under the California Labor Code Private Attorney General Act (“PAGA”), which authorizes individuals to file lawsuits to seek civil penalties on behalf of themselves and other employees for alleged labor code violations, and the Washington Equal Pay and Opportunities Act which relates to disclosures within job postings. It is not possible to predict the outcome of these lawsuits. However, these lawsuits may consume substantial amounts of the Company’s financial and managerial resources and might result in adverse publicity, regardless of the ultimate outcome of the lawsuits. In addition, the Company and its subsidiaries may become subject to similar lawsuits in the same or other jurisdictions, or to various other claims, disputes, and legal or regulatory proceedings that arise in the ordinary course of business. An unfavorable outcome with respect to these lawsuits and any future lawsuits or regulatory proceedings could, individually or in the aggregate, cause the Company to incur substantial liabilities or impact its operations in such a way that may have a material adverse effect upon the Company’s business, financial condition or results of operations. Furthermore, any future lawsuits, claims, disputes, or legal or regulatory proceedings may also consume substantial amounts of the Company’s financial and managerial resources and might result in adverse publicity, regardless of the ultimate outcome. In addition, an unfavorable outcome in one or more of these cases could cause the Company to change its compensation plans for its employees, which could have a material adverse effect upon the Company’s business.
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
The Company’s business is subject to extensive government regulation and a failure to comply with regulations could harm its business. The Company’s business is subject to regulation or licensing in many states in the U.S. and in certain foreign countries. While the Company has had no material difficulty complying with regulations in the past, there can be no assurance that the Company will be able to continue to obtain all necessary licenses or approvals or that the cost of compliance will not prove to be material. Any inability of the Company to comply with government regulation or licensing requirements could materially adversely affect the Company. Further, changes to existing regulation or licensing requirements could impose additional costs and other burdens or limitations on the Company’s operations. In addition, the Company’s contract talent services business entails employing individuals on a temporary basis and placing such individuals in clients’ workplaces. Increased government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could materially adversely affect the Company. In addition, to the extent that government regulation imposes increased costs upon the Company, such as unemployment insurance taxes, there can be no assurance that such costs will not adversely impact the Company’s profit margins. Further, lawsuits or other proceedings related to the Company’s compliance with government regulations or licensing requirements could materially adversely affect the Company. For example, the Company is currently named as a defendant in litigation challenging its compliance with the Fair Credit Reporting Act, PAGA litigation in California alleging wage and hour and other Labor code compliance issues, and litigation in Washington relating to compliance with the Washington Equal Pay and Opportunities Act. It is not possible to predict the outcome of such litigation; however, such litigation or any future lawsuits or proceedings related to the Company’s compliance with government regulation or licensing requirements could consume substantial amounts of the Company’s financial and managerial resources and might result in adverse publicity, regardless of the ultimate outcome of any such lawsuits or other proceedings. An unfavorable outcome with respect to such litigation or any future lawsuits or proceedings could, individually or in the aggregate, cause the Company to incur substantial liabilities that may have a material adverse effect upon the Company’s business, financial condition or results of operations.
If the Company fails to comply with Anti-Bribery Laws, anti-forced labor laws, or economic sanction regulations, it could be subject to substantial fines or other penalties and reputational harm. In many parts of the world, including countries in which the Company operates and/or seeks to expand, practices in the local business community might not conform to international business standards and could violate the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, and other anti-corruption and anti-bribery laws and regulations (“Anti-Bribery Laws”). These laws generally prohibit companies, their employees and third-party intermediaries from authorizing, promising, offering, providing, soliciting or accepting, directly or indirectly, improper payments or benefits to or from any person whether in the public or private sector. In addition, some of these laws have accounting provisions that require the Company to maintain accurate books and records and a system of internal accounting controls. Any violation of the FCPA or other applicable Anti-Bribery Laws could result in substantial fines, sanctions or civil and/or criminal penalties, debarment from business dealings with certain governments or government agencies or restrictions on the marketing of the Company’s products in certain countries, and damage to the Company’s reputation, which could harm the Company’s business, financial condition or results of operations.
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
Although the Company has implemented policies and procedures designed to ensure compliance with Anti-Bribery Laws, U.S. export control laws, economic sanctions, anti-forced labor and other laws and regulations, the Company cannot be sure that its employees, agents or other third parties will not violate such policies or applicable laws and regulations. Any such violations could result in significant fines and penalties, criminal sanctions against the Company, its officers or its employees, prohibitions on the conduct of its business, and materially damage the Company’s reputation, brand, business and operating results. Further, detecting, investigating and resolving actual or alleged violations is expensive and can consume significant time and attention of the Company’s senior management.
Health care reform could increase the costs of the Company’s contract staffing operations. In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “PPACA”) were signed into law in the U.S. In 2015, the Company redesigned its employee benefits to offer health insurance coverage to its contract talent in order to meet the requirements of the PPACA’s employer mandate.
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

Risks Related to the Company’s Information Technology, Cybersecurity and Data Protection
Company and third-party computer, technology and communications hardware and software systems are vulnerable to damage, unauthorized access, and disruption that could expose the Company to material operational, financial, and reputational damage (including the unauthorized access to, or exposure of, personal and confidential information and intellectual property). The Company’s ability to manage its operations using these systems successfully is critical to its success and largely depends upon the efficient and uninterrupted operation of its and third parties’ computer, technology and communications systems, some of which are managed and run by third-party vendors. The Company’s primary systems (and, as a result, its operations) are vulnerable to damage or interruption from power outages, computer, technology and telecommunications failures, computer viruses, security breaches, catastrophic events, and errors in usage by the Company’s or its vendors’ employees and contractors. In addition, the Company’s systems contain personal and confidential information and intellectual property, including information of importance to the Company, and its employees, vendors, contractors, and clients.
Cyberattacks, including attacks motivated by the desire for monetary gain, embarrassment, geopolitics, and grievances against the business services industry in general or against the Company in particular, could potentially disable or damage its systems or the systems of its vendors or clients, or allow unauthorized access to, or exposure of, intellectual property and personal or confidential information, including information about employees, vendors, candidates, contractors and clients. The Company’s security tools, controls and practices, including those relating to identity and access management, credential strength, and the security tools, controls and practices of its vendors and clients, may not prevent or detect access, damage or disruption to Company or third-party computer, technology, and communications hardware and software systems or the unauthorized access to, or exposure of, intellectual property or personal or confidential information. A failure to prevent or detect unauthorized access to Company or third-party systems could expose the Company to material operational, financial, and reputational damage. There are many approaches through which such systems could be damaged or disrupted, or information exposed or accessed, including through system vulnerabilities, configuration errors, vendor vulnerabilities, failing to patch or upgrade systems, social engineering, cyberattacks, improperly obtaining and using user credentials, malfeasance or the misuse of authorized user access. Periodic and continuous assessments are conducted by the Company to identify security risks, vulnerabilities, weaknesses or gaps, and a risk-based approach is then employed to address them, recognizing that not all risks or vulnerabilities, weaknesses or gaps can be eliminated in an economical or timely manner. This risk-based approach prioritizes risks, vulnerabilities, weaknesses and gaps based on, among other factors, budgetary constraints, impact, likelihood of mitigation, and the broader risk landscape.
No security program can offer a guarantee against all potential incidents. On an increasing frequency, the Company and its third-party vendors experience security incidents that have resulted in unauthorized access to the Company’s or its third-

party vendors’ computer, technology and communications hardware and software systems. To date, no such incidents have been determined to have had a material impact on the Company.
The Company has transitioned a significant number of the Company’s employee population to remote work. This transition to remote working has also increased the Company’s vulnerability to risks related to the Company’s computer, technology, and communications hardware and software systems and has exacerbated certain related risks, including risks of phishing and other cybersecurity attacks.
The damage or disruption to Company or third-party systems, or unauthorized access to, or exposure of, intellectual property or personal or confidential information, could harm the Company’s operations, reputation and brand, resulting in a loss of business or revenue. It could also subject the Company to government sanctions, litigation from candidates, contractors, clients, and employees, and legal liability under its contracts, resulting in increased costs or loss of revenue. The Company may also incur additional expenses, including the cost of remediating incidents or improving security measures, the cost of identifying and retaining replacement vendors, increased costs of insurance, or ransomware payments.
Cybersecurity threats continue to increase in frequency and sophistication, thereby increasing the difficulty of detecting and defending against them. Furthermore, the potential risk of security breaches and cyberattacks may increase as the Company introduces new service offerings. Any future events impacting the Company or its third-party vendors that damages or interrupts the Company’s or its third-party vendors’ computer, technology, and communications hardware and software systems or exposes intellectual property or data or other confidential information could have a material adverse effect on our operations, reputation, and financial results.
Changes in data privacy and protection laws and regulations in respect of control of personal information (and the failure to comply with such laws and regulations) could increase the Company’s costs or otherwise adversely impact its operations, financial results, and reputation. In the ordinary course of business, the Company collects, uses, and retains personal information from its clients, employees, candidates, and contractors, including, without limitation, full names, government-issued identification numbers, addresses, phone numbers, birthdates, and payroll-related information. The possession and use of personal information in conducting the Company’s business subjects it to a variety of complex and evolving domestic and foreign laws and regulations regarding data privacy. For example, the European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, imposes specific operational requirements for entities processing personal information, including requirements for data transfers to certain countries outside the European Union, and strong enforcement authorities and mechanisms. Complying with the enhanced obligations imposed by the GDPR and other current and future laws and regulations relating to data storage, use, transfer, residency, privacy and protection has increased and may continue to increase the Company’s operating costs and require significant management time and attention, while any failure by the Company or its subsidiaries to comply with applicable laws could result in governmental enforcement actions, fines, and other penalties that could potentially have an adverse effect on the Company’s operations, financial results and reputation.

Risks Related to the Company’s Internal Controls and Accounting Policies
Failure to maintain adequate financial and management processes and controls could lead to errors in the Company’s financial reporting. Failure to maintain adequate financial and management processes and controls could lead to errors in the Company’s financial reporting. If the Company’s management is unable to certify the effectiveness of its internal controls or if its independent registered public accounting firm cannot render an opinion on the effectiveness of its internal control over financial reporting, or if material weaknesses in the Company’s internal controls are identified, the Company could be subject to regulatory scrutiny and a loss of public confidence. In addition, if the Company does not maintain adequate financial and management personnel and processes and controls, it may not be able to accurately report its financial performance on a timely basis, which could cause its stock price to fall.
Failure to identify and respond to risk issues in a timely manner could have a material adverse effect on the Company’s business. Although the Company has processes in place to attempt to identify and respond to risk issues in a timely manner, the Company’s efforts may not be sufficient.
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
Risks Associated With the Effects of Climate Change
The Company may be adversely affected by global climate change or by legal, regulatory or market responses to such change. The physical effects of climate change could have a material adverse effect on our operations and business. To the extent climate change causes changes in weather patterns, certain regions where the Company operates could experience increases in storm intensity, extreme temperatures, wildfires, rising sea-levels and/or drought. Over time, these conditions could result in increases in our operating costs or business interruptions. For example, our headquarters is located in an area of California where the incidence of wildfire has increased over time and may continue to increase. In addition, in 2023 the Company established certain emissions targets and other environmental goals and submitted them for validation to the Science Based Target initiative (“SBTi”). Failure to achieve such goals, or a perception (whether valid or invalid) of our failure to achieve such goals, could result in market, reputational, regulatory or liability risks, client dissatisfaction, reduced revenue and profitability or shareholder lawsuits. If the Company is unable to achieve our environmental goals, our business and reputation may be adversely affected. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 1C.   Cybersecurity
As part of the Company’s broader information security program, the cybersecurity program includes a defense-in-depth model that utilizes a variety of techniques and tools for protecting against, detecting, responding to and recovering from cybersecurity incidents. The Company’s cybersecurity program is designed to prioritize detection, analysis and response to known and anticipated cyber threats and effective management of cyber risks and resilience against cybersecurity incidents. The Company’s program leverages portions of several industry and regulatory frameworks, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”), NIST 800-53, International Organization for Standardization Information Security Management Systems (“ISO 27001”), the CIS Critical Security Controls, the System and Organization Controls 2 Type 2 (“SOC2 Type 2”), the Payment Card Industry Standards (“PCI”) and the Health Insurance Portability and Accountability Act (“HIPAA”).
Cybersecurity Governance
The Company’s cybersecurity strategy and risk management is overseen by the Board of the Directors (the “Board”) and the Audit Committee and implemented and managed by the Company’s Enterprise Information Security Steering Committee, a cross-functional team of senior executives representing business functions across Robert Half and chaired by the Chief Information Security Officer (“CISO”). The CISO oversees the Enterprise Information Security team (“EIS”).
Board Governance
The Board views cybersecurity as part of the Company’s overall enterprise risk management function, which the Board oversees. The Board takes cybersecurity into account as part of the Company’s business strategy, financial planning and capital allocation.
The Board oversees the Company’s information security program, which includes oversight of the cybersecurity program and management of cybersecurity risks. The Board receives annual updates from the Company’s CISO, and/or members of the executive leadership team. Such reports typically address, among other things, the Company’s cybersecurity strategy, initiatives, key security metrics, business response plans and the evolving cyber threat landscape and a detailed threat assessment relating to information technology risks. Notice of potential material cybersecurity incidents to the Audit Committee Chair and the Board is provided for in the Cybersecurity Incident Response Plan (the “CIRP”) and the Cybersecurity Incident Disclosure Control Procedure (the “Cyber Disclosure Procedure”).
Management Governance
The controls and processes employed to assess, identify and manage material risks from cybersecurity threats are implemented and overseen by the Enterprise Information Security Steering Committee, led by the CISO. The CISO leverages his decades of experience building and leading cybersecurity programs and teams. The CISO has over 20 years of experience as a Chief Information Security Officer in multiple industries and has received Certified Information Systems Security Professional (“CISSP”) and Certification in Risk Management Assurance (“CRMA”) certifications. The CISO is responsible for the day-to-day management of the cybersecurity program, including the prevention, detection, investigation and response to cybersecurity threats and incidents and is regularly engaged to determine whether the cybersecurity program is functioning effectively in the face of evolving cybersecurity threats.
Members of the Enterprise Information Security Steering Committee also include the Global Data Privacy Officer, Chief Technology Officer, Chief Administrative Officer, the General Counsel, and the Global Risk Officer of Protiviti.

Specifically, the Enterprise Information Security Steering Committee typically meets at least four times per year, or with greater frequency as necessary, to:
•review with management the Company’s cybersecurity threat landscape, risks and data security programs, and the Company’s management and mitigation of cybersecurity risks and incidents;
•review with management the Company’s compliance with applicable information security and data protection laws and industry standards;
•discuss with management the Company’s cybersecurity, technology and information systems policies, including the guidelines and policies established by the Company to assess, monitor and mitigate the Company’s significant cybersecurity, technology and information systems related risk exposures; and
•review and provide oversight on the Company’s crisis preparedness with respect to cybersecurity, including cybersecurity incident response preparedness, communication plans and business continuity capabilities.
Processes for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats
The Enterprise Information Security Steering Committee utilizes a CIRP to: (1) prepare for and protect against cybersecurity incidents; (2) detect and analyze cybersecurity incidents; and (3) contain, eradicate and appropriately report on cybersecurity events. In the event of a cybersecurity incident, the CIRP provides a framework to coordinate the response. The CIRP also addresses escalation protocols to senior management with respect to disclosure determinations related to a cybersecurity incident and provides for Executive Team briefings as appropriate. If the CIRP’s initial investigation of the facts of a cybersecurity incident indicates the need for escalation for potential disclosure, the process in the Cyber Disclosure Procedure will be utilized,
The Cyber Disclosure Procedure establishes a flexible and context dependent process for determining whether a cybersecurity incident (“Incident”) constitutes a material issue pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). A committee of senior management personnel is established to assess potential cybersecurity Incidents. Standing members of the Cyber Disclosure Committee (“CDC”) include President and Chief Executive Officer, Chief Financial Officer, General Counsel, Global Privacy Officer and Chief Technology Officer.
In considering the materiality of an Incident the CDC may consider the nature, extent and potential magnitude of the risks to the Company related to the Incident, particularly as it may relate to any compromised information or the business and scope of Company operations. If the CDC determines the Board should be notified, a meeting will be called with the Executive Committee of the Board, the Audit Committee Chair, the Board’s cybersecurity expert or any combination or subset of the foregoing.
EIS conducts annual security reviews of critical vendors. Vulnerabilities in third-party systems and software are monitored and managed through the Security Insights Program vulnerability management program. This program aggregates findings from the vulnerability detection and secure configuration management tools within a dashboard, which allows EIS personnel to focus on high priority matters.
EIS employs a variety of measures to prepare for and protect against, detect, contain and eradicate cybersecurity incidents and threats. The preparatory and protective measures EIS has in place include, but are not limited to, password protection, multi-factor authentication, internal and external penetration testing, cybersecurity assessments, industry benchmarking, and annual cybersecurity awareness trainings for employees as well as social engineering awareness efforts. To detect and prevent cybersecurity incidents, the cybersecurity program uses automated event-detection technology monitored by the cyber defense team, notifications from employees, vendors or service providers and other tools. The Company has relationships with a number of third-party service providers to assist with cybersecurity incident response, containment and remediation efforts, including a forensic investigation firm, insurance providers and various law firms. While the Company maintains a robust cybersecurity program, the techniques used to infiltrate information technology systems continue to evolve. Accordingly, the Company may not be able to detect threats in a timely manner or anticipate and implement adequate security measures. For additional information, see “Item 1A Risks Related to the Company’s Information Technology, Cybersecurity and Data Protection”.
Cybersecurity Risks
The Company is currently not aware of any material cybersecurity incidents or threats that have impacted the Company or its business, financial condition, results of operations, employees, or customers in the past fiscal year. However, the Company and its customers routinely face risks of cybersecurity incidents, wholly or partially beyond the Company’s control, as the Company relies heavily on information technology systems. Although the Company makes efforts to maintain the security and integrity of the Company’s information technology systems, these systems and the proprietary, confidential internal and customer information that resides on or is transmitted through them, are subject to the risk of a cybersecurity incident or disruption, and there can be no assurance that the Company’s security efforts and measures and those of the Company’s third-

party providers will prevent breakdowns or incidents affecting the Company’s or the Company’s third-party providers’ databases or systems that could adversely affect the Company’s business. For a discussion of these risks, see “Item 1A Risks Related to the Company’s Information Technology, Cybersecurity and Data Protection.”
Item 2.    Properties
The Company’s headquarters operations are located in Menlo Park and San Ramon, California. As of December 31, 2023, contract talent solutions and permanent placement talent solutions activities were conducted through 313 offices located in the U.S., Australia, Austria, Belgium, Brazil, Canada, Chile, China, France, Germany, Ireland, Japan, Luxembourg, the Netherlands, New Zealand, Singapore, Switzerland, the United Arab Emirates, and the United Kingdom. As of December 31, 2023, Protiviti had 65 offices in the U.S., Australia, Bulgaria, Canada, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Switzerland and the United Kingdom. All of the offices are leased.
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
The Company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “RHI”. On January 31, 2024, there were 1,439 holders of record of the Common Stock.
The Company has paid a quarterly dividend since April 2004. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of the Company’s Board of Directors.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (b)
October 1, 2023 to October 31, 2023	50,000		$73.76	50,000	11,421,115
November 1, 2023 to November 30, 2023	287,783	(a)	$79.76	287,341	11,133,774
December 1, 2023 to December 31, 2023	393,482	(b)	$86.29	347,673	10,786,101
Total October 1, 2023 to December 31, 2023	731,265			685,014

(a)Includes 442 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(b)Includes 45,809 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(c)Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 138,000,000 shares have been authorized for repurchase, of which 127,213,899 shares have been repurchased as of December 31, 2023.

Stock Performance Graph
The following graph compares, through December 31, 2023, the cumulative total return of the Company’s Common Stock, an index of certain publicly traded employment services companies, and the S&P 500. The graph assumes the investment of $100 at the beginning of the period depicted in the chart and reinvestment of all dividends. The peer companies are weighted by their respective market caps at the beginning of each period. The information presented in the graph was obtained by the Company from outside sources it considers to be reliable but has not been independently verified by the Company.

$300
$250
$200
$150
$100
$50
$0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Robert Half Inc.
S&P 500 Index
Peer Group(a)

(a)This index represents the cumulative total return of the Company and the following corporations providing contract or permanent employment services: Kelly Services Inc.; Kforce Inc.; ManpowerGroup; and Resources Connection Inc.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain information contained in Management’s Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the future operating results or financial positions of Robert Half Inc. (the “Company”). Forward-looking statements are not guarantees or promises that goals or targets will be met. These statements may be identified by words such as “anticipate,” “estimate,” “forecast,” “target,” “project,” “plan,” “intend,” “believe,” “expect,” “should,” “could,” “would,” “may,” “might,” “will,” or variations or negatives thereof or by similar or comparable words or phrases. In addition, historical, current, and forward-looking information about the Company’s environmental, social, and governance (“ESG”) and compliance programs, including targets or goals, may not be considered material for the Securities and Exchange Commission (“SEC”) reporting purposes and may be based on standards for measuring progress that are still developing, on internal controls, diligence, or processes that are evolving, and on assumptions that are subject to change in the future. Forward-looking statements are estimates only, based on management’s current expectations, currently available information and current strategy, plans, or forecasts, and involve certain known and unknown risks, uncertainties, and assumptions that are difficult to predict and often beyond our control and are inherently uncertain. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. These risks and uncertainties include, but are not limited to, the following: changes to or new interpretations of United States of America (“U.S.”) or international tax regulations; the global financial and economic situation; changes in levels of unemployment and other economic conditions in the U.S. or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of candidates for contract employment or the Company’s ability to attract candidates; the development, proliferation and adoption of artificial intelligence (“AI”) by the Company and the third parties it serves; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company’s services, on the Company’s ability to maintain its margins; the possibility of the Company incurring liability for its activities, including the activities of its engagement professionals, or for events impacting its engagement professionals on clients’ premises; the possibility that adverse publicity could impact the Company’s ability to attract and retain clients and candidates; the success of the Company in attracting, training, and retaining qualified management personnel and other staff employees; the Company’s ability to comply with governmental regulations affecting personnel services businesses in particular or employer/employee relationships in general; whether there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; the Company’s reliance on short-term contracts for a significant percentage of its business; litigation relating to prior or current transactions or activities, including litigation that may be disclosed from time to time in the Company’s SEC filings; the ability of the Company to manage its international operations and comply with foreign laws and regulations; the impact of fluctuations in foreign currency exchange rates; the possibility that the additional costs the Company will incur as a result of health care or other reform legislation may adversely affect the Company’s profit margins or the demand for the Company’s services; the possibility that the Company’s computer and communications hardware and software systems could be damaged or their service interrupted or the Company could experience a cybersecurity breach; and the possibility that the Company may fail to maintain adequate financial and management controls and as a result suffer errors in its financial reporting. Additionally, with respect to Protiviti, other risks and uncertainties include the fact that future success will depend on its ability to retain employees and attract clients; there can be no assurance that there will be ongoing demand for broad based consulting, regulatory compliance, technology services, public sector or other high demand advisory services; failure to produce projected revenues could adversely affect financial results; and there is the possibility of involvement in litigation relating to prior or current transactions or activities. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results.
Executive Overview
The Company’s results were impacted by the ongoing macroeconomic uncertainty that affects client and candidate confidence, lengthening decision cycles. Gross margins have demonstrated resilience with pricing discipline and the ongoing benefit from the rising mix shift to higher skill levels.
The Company’s service revenues were $6.39 billion in 2023, a decrease of 11.7% from the prior year. Full-year 2023 net income decreased 37.5% to $411 million and diluted net income per share decreased 35.7% to $3.88.
Demand for the Company’s contract talent solutions, permanent placement talent solutions, and Protiviti is largely dependent upon general economic and labor trends both domestically and abroad. The U.S. real gross domestic product increased 2.5% in 2023, compared to an increase of 2.1% in 2022, while the unemployment rate rose from 3.5% in December 2022, to 3.7% in December 2023. Although recent metrics are modestly off their peaks, global labor markets remain tight and the scarcity of talent persists. In the U.S., unemployment stands near a 50-year low and remains even lower for those with a college degree, where the rate is 2.1%. However, the urgency and velocity of the demand is impacted by the prolonged period of macroeconomic uncertainty. Clients are budget sensitive and very selective in their hiring activities—including approval of new projects - resulting in elongated hiring cycles and a negative impact on short-term results.
The Company is confident about its ability to weather the current global macroeconomic environment and its future growth prospects, built on our industry-leading brand, people, technology and unique business model that includes both professional staffing and business consulting services.
The Company continues to invest in technology and innovation, including AI. Major focus areas include providing a world-class digital experience for clients and candidates that is seamlessly connected to the Company’s specialized professional recruiters. Also, the Company will continue to leverage its proprietary data assets to enhance the AI tools its recruiters use to discover, assess and select talent for its clients, and the AI tools recruiters use to effectively target leads for additional revenue.
The Company monitors various economic indicators and business trends in all of the countries in which it operates to anticipate demand for the Company’s services. These trends are evaluated to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends and productivity metrics. Visibility into future revenues is limited not only due to the dependence on macroeconomic and labor market conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, the Company’s headcount and other investments are typically assessed on at least a quarterly basis. During 2023 the Company decreased headcount for its contract talent solutions and permanent placement talent solutions segments, while full-time headcount for its Protiviti segment remained flat, when compared to prior year-end levels.
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
The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. Valuation allowances of $25.8 million and $23.6 million were recorded as of December 31, 2023, and 2022, respectively. The valuation allowances recorded relate primarily to net operating losses in certain international operations. If such losses are ultimately utilized to offset future operating income, the Company will recognize a tax benefit up to the full amount of the related valuation reserve.
The Organization of Economic Cooperation and Development (“OECD”), an international association of many countries including the U.S., has introduced a framework to impose a 15% global minimum corporate tax, referred to as Pillar Two, effective for tax years beginning in 2024. Currently, there are no laws enacted incorporating Pillar Two in the U.S., however, certain countries in which the Company operates have adopted, or are in the process of adopting legislation to implement Pillar Two. The OECD continues to release additional guidance and countries are implementing legislation with widespread adoption of the Global Anti-Base Erosion (“GloBE”) Model Rules for Pillar Two. The Company is continuing to evaluate the GloBE Model Rules for Pillar Two and related legislation, and their potential impact on future periods.
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
The Company’s talent solutions business conducts placement activities through 313 offices in 42 states, the District of Columbia, and 18 foreign countries, while Protiviti has 65 offices in 23 states and 13 foreign countries.
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

Years ended December 31, 2023 and 2022
Service Revenues.    The Company’s revenues were $6.39 billion for the year ended December 31, 2023, a decrease of 11.7%, compared to $7.24 billion for the year ended December 31, 2022. Revenues from U.S. operations decreased 13.2% to $4.96 billion (77.5% of total revenue) for the year ended December 31, 2023, compared to $5.71 billion (78.9% of total revenue) for the year ended December 31, 2022. Revenues from international operations decreased 5.9% to $1.44 billion (22.5% of total revenue) for the year ended December 31, 2023, compared to $1.53 billion (21.1% of total revenue) for the year ended December 31, 2022. Contributing factors for each reportable segment are discussed below in further detail.
Contract talent solutions revenues were $3.90 billion for the year ended December 31, 2023, decreasing by 14.1% compared to revenues of $4.53 billion for the year ended December 31, 2022. Key drivers of contract talent solutions revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. The decrease in contract talent solutions revenues for 2023 was primarily due to a 20.8% decrease in the number of hours worked by the Company’s engagement professionals, partially offset by a 7.7% increase in average bill rates. On an as adjusted basis, contract talent solutions revenues decreased 13.9% for 2023, compared to 2022. In the U.S., 2023 revenues decreased 16.4% on a reported basis, and decreased 16.2% on an as adjusted basis, compared to 2022. International revenues for 2023 decreased 5.0% on a reported basis, and decreased 4.8% on an as adjusted basis, compared to 2022.
Permanent placement talent solutions revenues were $567 million for the year ended December 31, 2023, decreasing by 21.7% compared to revenues of $725 million for the year ended December 31, 2022. Key drivers of permanent placement talent solutions revenues consist of the number of candidate placements and average fees earned per placement. The decrease in permanent placement talent solutions revenues for 2023 was due to a 24.1% decrease in the number of placements, partially offset by a 2.4% increase in average fees earned per placement. On an as adjusted basis, permanent placement talent solutions revenues decreased 21.5% for 2023 compared to 2022. In the U.S., 2023 revenues decreased 23.3% on a reported basis, and decreased 23.1% on an as adjusted basis, compared to 2022. International revenues for 2023 revenues decreased 17.9% on a reported basis, and decreased 17.2% on an as adjusted basis, compared to 2022. Historically, demand for permanent placement talent solutions is even more sensitive to economic and labor market conditions than demand for contract talent solutions and this is expected to continue.
Protiviti revenues were $1.93 billion for the year ended December 31, 2023, decreasing by 2.5% compared to revenues of $1.98 billion for the year ended December 31, 2022. Key drivers of Protiviti revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. The decrease in Protiviti revenues for 2023 was primarily due to a 6.6% decrease in billable hours, partially offset by a 4.1% increase in average hourly bill rates. On an as adjusted basis, Protiviti revenues decreased 2.4% for 2023 compared to 2022. In the U.S., 2023 revenues decreased 2.7% on a reported basis, and decreased 2.5% on an as adjusted basis, compared to 2022. International revenues for 2023 revenues decreased 2.1% on a reported basis, and decreased 1.8% on an as adjusted basis, compared to 2022.

A reconciliation of the non-GAAP year-over-year revenue growth rates to the reported year-over-year revenue growth rates for the year ended December 31, 2023, is presented in the following table:

	Global	United States	International
Contract talent solutions
As Reported	-14.1%	-16.4%	-5.0%
Billing Days Impact	0.2%	0.2%	0.3%
Currency Impact	—	—	-0.1%
As Adjusted	-13.9%	-16.2%	-4.8%
Permanent placement talent solutions
As Reported	-21.7%	-23.3%	-17.9%
Billing Days Impact	0.1%	0.2%	0.3%
Currency Impact	0.1%	—	0.4%
As Adjusted	-21.5%	-23.1%	-17.2%
Protiviti
As Reported	-2.5%	-2.7%	-2.1%
Billing Days Impact	0.1%	0.2%	0.3%
Currency Impact	—	—	—
As Adjusted	-2.4%	-2.5%	-1.8%
Gross Margin.    The Company’s gross margin dollars were $2.58 billion for the year ended December 31, 2023, down 16.8% from $3.09 billion for the year ended December 31, 2022. Contributing factors for each reportable segment are discussed below in further detail.
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
Gross margin dollars for contract talent solutions were $1.55 billion for the year ended December 31, 2023, down 14.1% from $1.80 billion for the year ended December 31, 2022. As a percentage of revenues, gross margin dollars for contract talent solutions were 39.8% in both 2023 and 2022.
Gross margin dollars for permanent placement talent solutions represent revenues less reimbursable expenses. Gross margin dollars for permanent placement talent solutions were $566 million for the year ended December 31, 2023, down 21.7% from $724 million for the year ended December 31, 2022. Because reimbursable expenses for permanent placement talent solutions are de minimis, the decrease in gross margin dollars is substantially explained by the decrease in revenues previously discussed.
Gross margin dollars for Protiviti represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs, and reimbursable expenses. The primary drivers of Protiviti’s gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s Protiviti staff. Gross margin dollars for Protiviti were $459 million for the year ended December 31, 2023, down 18.9% from $566 million for the year ended December 31, 2022. As a percentage of revenues, reported gross margin dollars for Protiviti were 23.8% in 2023, down from 28.6% in 2022. As a percentage of revenues, adjusted gross margin dollars for Protiviti were 24.6% in 2023, down from 27.9% in 2022. The year-over-year decrease in adjusted gross margin percentage was primarily due to lower staff utilization rates.

The Company’s gross margin by reporting segment is summarized as follows (in thousands):

	Year Ended December 31,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2023	2022	2023	2022	2023	2022	2023	2022
Gross Margin
Contract talent solutions	$1,549,312	$1,804,029	$1,549,312	$1,804,029	39.8%	39.8%	39.8%	39.8%
Permanent placement talent solutions	566,381	723,706	566,381	723,706	99.8%	99.8%	99.8%	99.8%
Protiviti	459,311	566,314	475,572	552,465	23.8%	28.6%	24.6%	27.9%
Total	$2,575,004	$3,094,049	$2,591,265	$3,080,200	40.3%	42.7%	40.5%	42.6%
The following tables provide reconciliations of the non-GAAP adjusted gross margin to reported gross margin for the years ended December 31, 2023, and 2022 (in thousands):

	Year Ended December 31, 2023
	Contract talent solutions		Permanent placement talent solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$1,549,312	39.8%	$566,381	99.8%	$459,311	23.8%	$2,575,004	40.3%
Adjustments (1)	—	—	—	—	16,261	0.8%	16,261	0.2%
As Adjusted	$1,549,312	39.8%	$566,381	99.8%	$475,572	24.6%	$2,591,265	40.5%

	Year Ended December 31, 2022
	Contract talent solutions		Permanent placement talent solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$1,804,029	39.8%	$723,706	99.8%	$566,314	28.6%	$3,094,049	42.7%
Adjustments (1)	—	—	—	—	(13,849)	(0.7%)	(13,849)	(0.1%)
As Adjusted	$1,804,029	39.8%	$723,706	99.8%	$552,465	27.9%	$3,080,200	42.6%
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
Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation, and occupancy costs. The Company’s reported selling, general and administrative expenses were $2.11 billion for the year ended December 31, 2023, down 0.5% from $2.12 billion for the year ended December 31, 2022. As a percentage of revenues, reported selling, general and administrative expenses were 33.0% in 2023, up from 29.3% in 2022. The Company’s adjusted selling, general and administrative expenses were $2.04 billion for the year ended December 31, 2023, down 7.0% from $2.19 billion in 2022. As a percentage of revenues, adjusted selling, general and administrative expenses were 31.8% in 2023, up from 30.3% in 2022. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for contract talent solutions, on an as-reported basis, were $1.32 billion for the year ended December 31, 2023, increasing 5.8% from $1.25 billion the year ended December 31, 2022. As a percentage of revenues, reported selling, general and administrative expenses for contract talent solutions were 33.9% in 2023, up from 27.5% in 2022. Selling, general and administrative expenses for contract talent solutions, on an adjusted basis, were $1.26 billion for the year ended December 31, 2023, down 4.2% from $1.31 billion in 2022. As a percentage of revenues, adjusted selling, general and administrative expenses for contract talent solutions were 32.3% in 2023, up from 28.9% in 2022, due primarily to negative leverage as revenues decreased as a result of economic conditions.

Selling, general and administrative expenses for permanent placement talent solutions were $499 million for the year ended December 31, 2023, decreasing by 15.0% from $587 million for the year ended December 31, 2022. As a percentage of revenues, reported selling, general and administrative expenses for permanent placement talent solutions services were 87.9% in 2023, up from 81.0% in 2022. As a percentage of revenues, adjusted selling, general and administrative expenses for permanent placement talent solutions were 86.6% in 2023, up from 82.2% in 2022, due primarily negative leverage as revenues decreased as a result of economic conditions.
Selling, general and administrative expenses for Protiviti were $288 million for the year ended December 31, 2023, increasing by 2.2% from $282 million for the year ended December 31, 2022. As a percentage of revenues, selling, general and administrative expenses for Protiviti were 14.9% in 2023, up from 14.2% in 2022, due primarily to negative leverage as revenues decreased as a result of economic conditions.
The Company’s selling, general and administrative expenses by reportable segment are summarized as follows (in thousands):

	Year Ended December 31,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2023	2022	2023	2022	2023	2022	2023	2022
Selling, General and Administrative Expenses
Contract talent solutions	$1,320,752	$1,248,378	$1,256,497	$1,311,748	33.9%	27.5%	32.3%	28.9%
Permanent placement talent solutions	498,881	587,164	491,377	596,084	87.9%	81.0%	86.6%	82.2%
Protiviti	287,898	281,754	287,898	281,754	14.9%	14.2%	14.9%	14.2%
Total	$2,107,531	$2,117,296	$2,035,772	$2,189,586	33.0%	29.3%	31.8%	30.3%
The following tables provide reconciliations of the non-GAAP selling, general and administrative expenses to reported selling, general and administrative expenses for the years ended December 31, 2023, and 2022 (in thousands):

	Year Ended December 31, 2023
	Contract talent solutions		Permanent placement talent solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$1,320,752	33.9%	$498,881	87.9%	$287,898	14.9%	$2,107,531	33.0%
Adjustments (1)	(64,255)	(1.6%)	(7,504)	(1.3%)	—	—	(71,759)	(1.2%)
As Adjusted	$1,256,497	32.3%	$491,377	86.6%	$287,898	14.9%	$2,035,772	31.8%

	Year Ended December 31, 2022
	Contract talent solutions		Permanent placement talent solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$1,248,378	27.5%	$587,164	81.0%	$281,754	14.2%	$2,117,296	29.3%
Adjustments (1)	63,370	1.4%	8,920	1.2%	—	—	72,290	1.0%
As Adjusted	$1,311,748	28.9%	$596,084	82.2%	$281,754	14.2%	$2,189,586	30.3%
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
(Income) Loss from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation plan obligations change and adjustments are recorded in selling, general and administrative expenses, or in the case of Protiviti, costs of services. The value of the related investment trust assets also changes by the equal and offsetting amount, leaving no net costs to the Company. The Company’s (income) loss from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments and is presented separately on the Consolidated Statements of Operations. The Company’s (income) loss from investments held in employee deferred compensation trusts was income of $88 million for the year ended December 31, 2023, and a loss of $86 million for the year ended December 31, 2022. The income from trust investments was due to positive market returns during 2023.
Income Before Income Taxes and Segment Income. The Company’s total income before income taxes was $577 million, or 9.0% of revenues, for the year ended December 31, 2023, down from $897 million or 12.4% of revenues for the year ended December 31, 2022. Combined segment income was $555 million, or 8.7% of revenues, for the year ended December 31, 2023, down from $891 million, or 12.3% of revenues, for the year ended December 31, 2022.
The Company’s non-GAAP combined segment income is summarized as follows (in thousands):

	Year Ended December 31,
	2023	% of Revenue	2022	% of Revenue
Combined Segment Income
Contract talent solutions	$292,815	7.5%	$492,281	10.9%
Permanent placement talent solutions	75,004	13.2%	127,622	17.6%
Protiviti	187,674	9.7%	270,711	13.7%
Total	$555,493	8.7%	$890,614	12.3%
The following table provides a reconciliation of the non-GAAP combined segment income to reported income before income taxes for the years ended December 31, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2023	% of Revenue	2022	% of Revenue
Income before income taxes	$576,583	9.0%	$896,955	12.4%
Interest income, net	(23,973)	(0.3%)	(8,008)	(0.1)%
Amortization of intangible assets	2,883	0.0%	1,667	0.0%
Combined segment income	$555,493	8.7%	$890,614	12.3%
Provision for income taxes. The provision for income taxes was 28.7% and 26.6% for the years ended December 31, 2023 and 2022, respectively. The higher tax rate for 2023 can be attributed to an increased impact of nondeductible expenses and fewer tax credits.
Years ended December 31, 2022 and 2021
A discussion of changes regarding the Company’s financial condition and results of operations for the year ended December 31, 2022, compared to the year ended December 31, 2021, can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 10, 2023, which is available free of charge on the SEC’s website at www.sec.gov and at www.roberthalf.com/investor-center.
Liquidity and Capital Resources
The change in the Company’s liquidity during the years ended December 31, 2023 and 2022, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, investments in employee deferred compensation trusts, net of redemptions from employee deferred compensation trusts, repurchases of common stock, and payments of dividends.
Cash and cash equivalents were $732 million and $659 million at December 31, 2023, and 2022, respectively. Operating activities provided $637 million during the year ended December 31, 2023, offset by $112 million and $461 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $684 million during the year ended December 31, 2022, offset by $117 million and $509 million of net cash used in investing and financing activities, respectively. Fluctuations in foreign currency exchange rates had the effect of increasing reported cash and cash equivalents by $9 million during the year ended December 31, 2023, compared to a decrease of $18 million in 2022.

Operating activities—Net cash provided by operating activities for the year ended December 31, 2023, was $637 million. This was composed of net income of $411 million, adjusted upward for non-cash items of $79 million, and cash provided by changes in working capital of $147 million. Net cash provided by operating activities for the year ended December 31, 2022, was $684 million. This was composed of net income of $658 million, adjusted upward for non-cash items of $254 million, offset by net cash used in changes in working capital of $228 million.
Investing activities—Cash used in investing activities for the year ended December 31, 2023, was $112 million. This was composed of capital expenditures of $46 million, investments in employee deferred compensation trusts of $103 million and $1 million cash paid for an acquisition, partially offset by proceeds from employee deferred compensation trust redemptions of $38 million. Cash used in investing activities for the year ended December 31, 2022, was $117 million. This was composed of capital expenditures of $61 million, investments in employee deferred compensation trusts of $67 million, and $19 million cash paid for an acquisition, partially offset by proceeds from employee deferred compensation trust redemptions of $30 million.
Capital expenditures, including $35 million related to cloud computing implementations, in 2023, totaled $81 million, approximately 67% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s sustainability and future growth opportunities. Capital expenditures for cloud computing arrangements are included in cash flows from operating activities on the Company’s Consolidated Statements of Cash Flows. Capital expenditures included amounts spent on tenant improvements and furniture and equipment in the Company’s leased offices. The Company currently expects 2024 capitalized expenditures will range from $90 million to $110 million, of which $45 million to $55 million relates to software initiatives and technology infrastructure, including capitalized costs relating to the implementation of cloud computing arrangements.
Financing activities—Cash used in financing activities for the year ended December 31, 2023, was $461 million. This included repurchases of $255 million in common stock and $206 million in dividends paid to stockholders. Cash used in financing activities for the year ended December 31, 2022, was $509 million. This included repurchases of $320 million in common stock and $189 million in dividends paid to stockholders.
As of December 31, 2023, the Company is authorized to repurchase, from time to time, up to 10.8 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the years ended December 31, 2023 and 2022, the Company repurchased 3.0 million shares, at a cost of $232 million, and 3.3 million shares, at a cost of $280 million, on the open market, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. During the years ended December 31, 2023 and 2022, such repurchases totaled 0.3 million shares, at a cost of $26 million, and 0.4 million shares, at a cost of $38 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital as of December 31, 2023, included $732 million in cash and cash equivalents and $861 million in net accounts receivable, both of which will be a significant source of ongoing liquidity and financial resilience. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
There is limited visibility into future cash flows as the Company’s revenues and net income are largely dependent on macroeconomic conditions. The Company’s variable direct costs related to its contract talent solutions business will largely fluctuate in relation to its revenues.
In May 2023, the Company entered into an amendment to extend the maturity of its $100 million unsecured revolving credit facility (the “Credit Agreement”) to May 2026. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing which, effective May 2023, will be calculated according to the Adjusted Term Secured Overnight Financing Rate (“SOFR”), or an alternative base rate, plus an applicable margin. The Credit Agreement is subject to certain financial covenants and the Company was in compliance with these covenants as of December 31, 2023. There were no borrowings under the Credit Agreement as of December 31, 2023, or December 31, 2022.
On February 13, 2024, the Company announced a quarterly dividend of $0.53 per share to be paid to all shareholders of record as of February 23, 2024. The dividend will be paid on March 15, 2024.
Material Cash Requirements from Contractual Obligations
Leases. As of December 31, 2023, the Company reported current and long-term operating lease liabilities of $80.5 million and $161.4 million, respectively. These balances consist of the minimum rental commitments for 2024 and thereafter, discounted to reflect the Company’s cost of borrowing, under non-cancelable lease contracts executed as of December 31, 2023.

The majority of these leases are for real estate. In the event the Company vacates a location prior to the end of the lease term, the Company may be obliged to continue making lease payments. For further information, see Note G—“Leases” to the Company’s Consolidated Financial Statements included under Part II—Item 8 of this report.
Purchase Obligations. As of December 31, 2023, the Company incurred contractual purchase obligations of $201.6 million primarily related to software subscriptions, services, telecom services and software maintenance agreements. Of this amount, $105.3 million is expected to be paid within the next twelve months. These purchase obligations are incurred during the normal course of business.
Employee Deferred Compensation Plan. As of December 31, 2023, the Company reported employee deferred compensation plan obligations of $572.9 million in its accompanying Consolidated Statements of Financial Position. The balances are due to employees based upon elections they make at the time of deferring their funds. The timing of these payments may change based upon factors including termination of the Company’s employment arrangement with a participant. These obligations are funded through contributions to investment trusts whose assets at December 31, 2023, are substantially equal to the obligations. Assets of these plans are held by an independent trustee for the benefit of participating employees and consist of money market funds and mutual funds. For further information, see Note J—“Employee Deferred Compensation Plans” to the Company’s Consolidated Financial Statements included under Part II—Item 8 of this report.
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
For the year ended December 31, 2023, approximately 22.5% of the Company’s revenues were generated outside of the U.S. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Canadian dollar, British pound, Euro, Australian dollar and Brazilian real, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s international markets, the Company’s reported results vary.
During 2023, the U.S. dollar had mixed results against the primary currencies in which the Company conducts business, compared to one year ago, strengthening against the Australian dollar and Canadian dollar, and weakening against the Euro, British pound and the Brazilian real. These fluctuations resulted in a nominal impact on reported revenues for the year ended December 31, 2023. Because substantially all the Company’s international operations generated revenues and incurred expenses within the same country and currency, the impact of foreign currency exchange rates on reported net income was also nominal for the year ended December 31, 2023.
For the one month ended January 31, 2024, the U.S. dollar has weakened against the British pound, Brazilian real, the Euro, Canadian dollar and Australian dollar since December 31, 2023. If foreign currency exchange rates were to remain at January 2024 levels throughout 2024, the currency impact on the Company’s full-year reported revenues would be favorable, offset by an unfavorable impact on operating expenses. These results will likely have an immaterial impact on reported net income.
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

Item 8. Financial Statements and Supplementary Data
ROBERT HALF INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share amounts)

	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$731,740	$658,626
Accounts receivable, net	860,872	1,018,287
Employee deferred compensation trust assets	571,046	432,734
Other current assets	133,481	175,465
Total current assets	2,297,139	2,285,112
Property and equipment, net	108,809	109,687
Right-of-use assets	209,256	201,998
Goodwill	237,970	237,810
Noncurrent deferred income taxes	140,135	124,564
Other noncurrent assets	17,480	5,317
Total assets	$3,010,789	$2,964,488
LIABILITIES
Accounts payable and accrued expenses	$156,662	$168,163
Accrued payroll and benefit costs	413,933	472,310
Employee deferred compensation plan obligations	572,913	474,111
Income taxes payable	11,144	15,535
Current operating lease liabilities	80,459	86,083
Total current liabilities	1,235,111	1,216,202
Noncurrent operating lease liabilities	161,440	151,768
Other noncurrent liabilities	25,887	27,960
Total liabilities	1,422,438	1,395,930
Commitments and Contingencies (Note L)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 260,000,000 shares; issued and outstanding 105,208,817 and 107,698,498 shares	105	108
Additional paid-in capital	1,354,703	1,293,565
Accumulated other comprehensive income (loss)	(32,626)	(43,623)
Retained earnings	266,169	318,508
Total stockholders’ equity	1,588,351	1,568,558
Total liabilities and stockholders’ equity	$3,010,789	$2,964,488

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Service revenues	$6,392,517	$7,238,142	$6,461,444
Costs of services	3,817,513	4,144,093	3,765,416
Gross margin	2,575,004	3,094,049	2,696,028
Selling, general and administrative expenses	2,107,531	2,117,296	1,951,282
(Income) loss from investments held in employee deferred compensation trusts	(88,020)	86,139	(61,078)
Amortization of intangible assets	2,883	1,667	2,241
Interest income, net	(23,973)	(8,008)	(197)
Income before income taxes	576,583	896,955	803,780
Provision for income taxes	165,437	239,036	205,154
Net income	$411,146	$657,919	$598,626

Net income per share:
Basic	$3.90	$6.08	$5.42
Diluted	$3.88	$6.03	$5.36

Weighted average shares:
Basic	105,530	108,214	110,482
Diluted	106,074	109,171	111,718

Dividends declared per share	$1.92	$1.72	$1.52

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
COMPREHENSIVE INCOME (LOSS):
Net income	$411,146	$657,919	$598,626
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	11,184	(25,274)	(18,702)
Foreign defined benefit plan adjustments, net of tax	(187)	4,273	812
Total other comprehensive income (loss)	10,997	(21,001)	(17,890)
Total comprehensive income (loss)	$422,143	$636,918	$580,736

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Par Value

Balance at December 31, 2020	113,128	$113	$1,179,972	$(4,732)	$29,936	$1,205,289
Net income	—	—	—	—	598,626	598,626
Other comprehensive income (loss)	—	—	—	(17,890)	—	(17,890)
Dividends declared ($1.52 per share)	—	—	—	—	(170,679)	(170,679)
Net issuances of restricted stock	701	1	(1)	—	—	—
Stock-based compensation	—	—	55,932	—	—	55,932
Repurchases of common stock	(3,143)	(3)	—	—	(290,224)	(290,227)
Balance at December 31, 2021	110,686	$111	$1,235,903	$(22,622)	$167,659	$1,381,051

Net income	—	—	—	—	657,919	657,919
Other comprehensive income (loss)	—	—	—	(21,001)	—	(21,001)
Dividends declared ($1.72 per share)	—	—	—	—	(189,266)	(189,266)
Net issuances of restricted stock	693	1	(1)	—	—	—
Stock-based compensation	—	—	57,663	—	—	57,663
Repurchases of common stock	(3,681)	(4)	—	—	(317,804)	(317,808)
Balance at December 31, 2022	107,698	$108	$1,293,565	$(43,623)	$318,508	$1,568,558

Net income	—	—	—	—	411,146	411,146
Other comprehensive income (loss)	—	—	—	10,997	—	10,997
Dividends declared ($1.92 per share)	—	—	—	—	(206,043)	(206,043)
Net issuances of restricted stock	889	1	(1)	—	—	—
Stock-based compensation	—	—	61,139	—	—	61,139
Repurchases of common stock	(3,378)	(4)	—	—	(257,442)	(257,446)
Balance at December 31, 2023	105,209	$105	$1,354,703	$(32,626)	$266,169	$1,588,351

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$411,146	$657,919	$598,626
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	8,752	8,771	9,464
Depreciation	51,364	47,398	52,210
Amortization of cloud computing implementation costs	44,720	28,925	28,023
Amortization of intangible assets	2,883	1,667	2,241
Realized and unrealized (gains) losses from investments held in employee deferred compensation trusts	(72,971)	98,776	(37,359)
Stock-based compensation	61,139	57,663	55,932
Deferred income taxes	(16,568)	10,810	(21,133)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	156,269	(65,626)	(292,628)
Capitalized cloud computing implementation costs	(34,895)	(40,357)	(31,240)
Accounts payable and accrued expenses	(14,698)	3,735	52,610
Accrued payroll and benefit cost	(61,725)	(58,067)	99,005
Employee deferred compensation plan obligations	98,802	(61,165)	100,058
Income taxes payable	10,721	2,596	3,587
Other assets and liabilities, net	(8,058)	(9,295)	(16,260)
Net cash flows provided by operating activities	636,881	683,750	603,136

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(45,874)	(61,120)	(36,611)
Investments in employee deferred compensation trusts	(102,969)	(67,388)	(85,432)
Proceeds from employee deferred compensation trust redemptions	37,628	30,869	34,434
Payments for acquisitions, net of cash acquired	(1,035)	(18,984)	—
Net cash flows used in investing activities	(112,250)	(116,623)	(87,609)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	—	—	(239)
Repurchases of common stock	(254,625)	(319,897)	(287,738)
Dividends paid	(205,910)	(189,286)	(170,612)
Net cash flows used in financing activities	(460,535)	(509,183)	(458,589)
Effect of exchange rate fluctuations	9,018	(18,319)	(12,363)
Change in cash and cash equivalents	73,114	39,625	44,575
Cash and cash equivalents at beginning of period	658,626	619,001	574,426
Cash and cash equivalents at end of period	$731,740	$658,626	$619,001

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$315	$368	$548
Income taxes, net of refunds	$168,488	$217,927	$219,726
Non-cash items:
Repurchases of common stock awaiting settlement	$4,394	$3,504	$5,593
Fund exchanges within employee deferred compensation trusts	$114,821	$103,003	$116,815
Contingent consideration related to acquisition	$350	$1,300	$—

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
The Company operates in North America, South America, Europe, Asia, and Australia. The Company is a Delaware corporation.
Basis of Presentation.    The Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the 2023 presentation.
Principles of Consolidation.    The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates.    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of December 31, 2023, such estimates include allowances for credit losses, variable consideration, workers’ compensation losses, accrued medical expenses, income and other taxes, and assumptions used in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions. Actual results and outcomes may differ from management’s estimates and assumptions.
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
Advertising Costs.    The Company expenses all advertising costs as incurred. Advertising costs were $54.8 million, $55.6 million and $49.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the Company’s (income) loss from investments held in employee deferred compensation trusts (in thousands):

	Year Ended December 31,
	2023	2022	2021
Dividend income	$(15,049)	$(12,637)	$(23,719)
Realized and unrealized (gains) losses	(72,971)	98,776	(37,359)
(Income) loss from investments held in employee deferred compensation trusts	$(88,020)	$86,139	$(61,078)
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
Level 1: observable inputs for identical assets or liabilities, such as quoted prices in active markets
Level 2: inputs other than the quoted prices in active markets that are observable either directly or indirectly
Level 3: unobservable inputs in which there is little or no market data, which requires management’s best estimates and assumptions that market participants would use in pricing the asset or liability
The carrying value of cash, net accounts receivable, and accounts payable and accrued expenses approximates fair value because of their short-term nature. The Company holds mutual funds and money market funds to satisfy its obligations under its employee deferred compensation plans which are carried at fair value based on quoted market prices in active markets for identical assets (level 1).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company’s financial instruments by significant category and fair value measurement on a recurring basis (in thousands):

		Fair Value Measurements Using
	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$351,230	$351,230	—	—

Employee deferred compensation trust assets
Money market funds	$124,710	$124,710	—	—
Mutual funds - bonds	35,373	35,373	—	—
Mutual funds - stocks	316,764	316,764	—	—
Mutual funds - blend	94,199	94,199	—	—
Total employee deferred compensation trust assets	$571,046	$571,046	—	—

		Fair Value Measurements Using
	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$344,745	$344,745	—	—

Employee deferred compensation trust assets
Money market funds	$77,730	$77,730	—	—
Mutual funds - bonds	31,096	31,096	—	—
Mutual funds - stocks	245,908	245,908	—	—
Mutual funds - blend	78,000	78,000	—	—
Total employee deferred compensation trust assets	$432,734	$432,734	—	—
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the activity in the allowance for credit losses from December 31, 2021, through December 31, 2023 (in thousands):

Allowance for Credit Losses
Balance as of December 31, 2021	$21,530
Charges to expense	8,771
Deductions	(7,091)
Other, including translation adjustments	(649)
Balance as of December 31, 2022	$22,561
Charges to expense	8,752
Deductions	(6,486)
Other, including translation adjustments	362
Balance as of December 31, 2023	$25,189
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and Intangible Assets.    Goodwill and intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment assessment during the second quarter in each of the years ended December 31, 2023, 2022 and 2021, and determined that no adjustment to the carrying value of goodwill was required. There were no events or changes in circumstances during the six months ended December 31, 2023, that caused the Company to perform an interim impairment assessment.
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
The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. Valuation allowances of $25.8 million and $23.6 million were recorded as of December 31, 2023, and 2022, respectively. The valuation allowances recorded related primarily to net operating losses in certain international operations. If such losses are ultimately utilized to offset future segment income, the Company will recognize a tax benefit up to the full amount of the valuation reserve.
The Organization of Economic Cooperation and Development (“OECD”), an international association of many countries including the U.S., has introduced a framework to impose a 15% global minimum corporate tax, referred to as Pillar Two, effective for tax years beginning in 2024. Currently, there are no laws enacted incorporating Pillar Two in the U.S., however, certain countries in which the Company operates have adopted, or are in the process of adopting legislation to implement Pillar Two. The OECD continues to release additional guidance and countries are implementing legislation with widespread adoption of the Global Anti-Base Erosion (“GloBE”) Model Rules for Pillar Two. The Company is continuing to evaluate the GloBE Model Rules for Pillar Two and related legislation, and their potential impact on future periods.
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
The reserves for IBNR claims and for the ongoing development of existing claims in each reporting period include estimates. The Company has established reserves for workers’ compensation claims using loss development rates which are estimated using periodic third-party actuarial valuations based upon historical loss statistics, which include the Company’s historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future results.
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
Note B—New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
None.
Recently Issued Accounting Pronouncements Not Yet Adopted
Segment Reporting. In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in the ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU is effective for public filers for fiscal periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, however early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.
Income Tax Disclosures. In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Under this ASU, public filers must disclose annually (1) specific categories in the rate reconciliation, and (2) provide additional information for reconciling items that meet a quantitative threshold, if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate. The new guidance is effective for public filers for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the Company’s revenues disaggregated by functional specialization and segments (in thousands):

	Year Ended December 31,
	2023	2022	2021
Contract talent solutions
Finance and accounting	$2,811,093	$3,185,183	$2,764,897
Administration and customer support	816,409	1,042,634	1,058,906
Technology	710,156	857,261	795,319
Elimination of intersegment revenues (a)	(442,326)	(552,231)	(580,379)
Total contract talent solutions	3,895,332	4,532,847	4,038,743
Permanent placement talent solutions	567,486	725,155	569,921
Protiviti	1,929,699	1,980,140	1,852,780
Total service revenues	$6,392,517	$7,238,142	$6,461,444
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
Contracts with multiple performance obligations are recognized as performance obligations are delivered, and contract value is allocated based on relative stand-alone selling values of the services and products in the arrangement. As of December 31, 2023, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $117.7 million. Of this amount, $105.0 million is expected to be recognized within the next twelve months. As of December 31, 2022, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $152.6 million.
Contract liabilities are recorded when cash payments are received or due in advance of performance and are reflected in accounts payable and accrued expenses on the Consolidated Statements of Financial Position. The following table sets forth the activity in contract liabilities from December 31, 2021, through December 31, 2023 (in thousands):

Contract
Liabilities
Balance as of December 31, 2021	$25,601
Payments in advance of satisfaction of performance obligations	43,830
Revenue recognized	(47,056)
Other, including translation adjustments	(392)
Balance as of December 31, 2022	$21,983
Payments in advance of satisfaction of performance obligations	47,719
Revenue recognized	(44,862)
Other, including translation adjustments	(266)
Balance as of December 31, 2023	$24,574

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note D—Other Current Assets
Other current assets consisted of the following (in thousands):

	December 31,
	2023	2022
Prepaid expenses	$67,999	$69,394
Unamortized cloud computing implementation costs	31,049	56,108
Other	34,433	49,963
Other current assets	$133,481	$175,465
Note E—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	December 31,
	2023	2022
Computer hardware	$150,165	$160,028
Computer software	220,004	219,863
Furniture and equipment	99,547	96,601
Leasehold improvements	187,806	171,893
Property and equipment, cost	657,522	648,385
Accumulated depreciation	(548,713)	(538,698)
Property and equipment, net	$108,809	$109,687

Note F—Other Noncurrent Assets
Other noncurrent assets consisted of the following (in thousands):

	December 31,
	2023	2022
Unamortized cloud computing implementation costs	$15,047	$—
Other intangible assets, net	2,433	5,317
Other noncurrent assets	$17,480	$5,317
Note G—Leases
The Company has operating leases for corporate and field offices, and certain equipment. The Company’s leases have remaining lease terms of less than 1 year to 12 years, some of which include options to extend the leases for up to 7 years, and some of which include options to terminate the leases within 1 year. Operating lease expense was $89.0 million, $89.3 million and $86.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Supplemental cash flow information related to leases consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for operating lease liabilities	$94,633	$93,302	$91,253
Right-of-use assets obtained in exchange for new operating lease liabilities	$91,762	$63,622	$51,471

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental balance sheet information related to leases consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Weighted average remaining lease term for operating leases	4.3 years	3.5 years	3.9 years
Weighted average discount rate for operating leases	3.2%	2.2%	2.3%
Future minimum lease payments under non-cancelable leases as of December 31, 2023, were as follows (in thousands):

2024	$86,966
2025	56,994
2026	44,379
2027	26,819
2028	15,585
Thereafter	33,295
Less: Imputed interest	(22,139)
Present value of operating lease liabilities (a)	$241,899
(a) Includes current portion of $80.5 million for operating leases.
As of December 31, 2023, the Company had additional future minimum lease obligations totaling $9.4 million under executed operating lease contracts that had not yet commenced. These operating leases include agreements for corporate and field office facilities with lease terms of less than 1 year to 7 years.
Note H—Goodwill
The following table sets forth the activity in goodwill from December 31, 2021, through December 31, 2023 (in thousands):

	Goodwill
	Contract talent solutions	Permanent placement talent solutions	Protiviti	Total
Balance as of December 31, 2021	$134,584	$26,189	$62,082	$222,855
Acquisitions (a)	—	—	15,892	15,892
Foreign currency translation and other adjustments	(466)	(91)	(380)	(937)
Balance as of December 31, 2022	$134,118	$26,098	$77,594	$237,810
Foreign currency translation and other adjustments	169	33	(42)	160
Balance as of December 31, 2023	$134,287	$26,131	$77,552	$237,970
(a)In December 2022, the Company, through its wholly owned subsidiary Protiviti, acquired R2integrated (“R2i”), a digital experience agency specializing in digital solutions that integrate and accelerate customer experiences to drive impact for brands. In connection with the acquisition, the Company recorded goodwill of $15.9 million within its Protiviti segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note I—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	December 31,
	2023	2022
Payroll and benefits	$367,830	$423,439
Payroll taxes	31,439	33,559
Workers’ compensation	14,664	15,312
Accrued payroll and benefit costs	$413,933	$472,310
Note J—Employee Deferred Compensation Plans
The Company provides various qualified defined contribution 401(k) plans covering eligible employees. The plans offer a savings feature with the Company matching employee contributions. Assets of this plan are held by an independent trustee for the benefit of participating employees. Nonqualified plans are provided for employees on a discretionary basis, including those not eligible for the qualified plans. These plans include provisions for salary deferrals and discretionary contributions. The asset value of the nonqualified plans was $571.0 million and $432.7 million as of December 31, 2023, and December 31, 2022, respectively. The Company holds these assets to satisfy the Company’s liabilities under its deferred compensation plans.
The liability value for the nonqualified plans was $572.9 million and $474.1 million as of December 31, 2023, and December 31, 2022, respectively.
The following table presents the Company’s compensation expense related to its qualified defined contribution plans and nonqualified plans (in thousands):

	Year Ended December 31,
	2023	2022	2021
Contribution expense	$42,428	$50,406	$47,119
Increase (decrease) in employee deferred compensation expense related to changes in the fair value of trust assets	88,020	(86,139)	61,078
	$130,448	$(35,733)	$108,197
The Company has statutory defined contribution plans and defined benefit plans outside the U.S., which are not material.
Note K—Income Taxes
The provision for income taxes for the years ended December 31, 2023, 2022 and 2021, consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$108,825	$137,483	$137,862
State	38,365	47,032	47,226
Foreign	34,885	40,204	41,464
Deferred:
Federal and state	(16,266)	13,542	(22,515)
Foreign	(372)	775	1,117
	$165,437	$239,036	$205,154

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income before the provision for income taxes for the years ended December 31, 2023, 2022 and 2021, consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$485,291	$780,624	$676,445
Foreign	91,292	116,331	127,335
	$576,583	$896,955	$803,780

The income taxes shown above varied from the statutory federal income tax rates for these periods as follows:

	Year Ended December 31,
	2023	2022	2021
Federal U.S. income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	4.7	4.7	4.5
Permanent book/tax differences	0.4	0.3	(0.4)
Compensation book/tax differences	1.3	0.7	0.7
Non-U.S. income taxed at different rates, net of foreign tax credits	2.5	1.7	1.9
Federal tax credits	(0.8)	(1.0)	(1.6)
Tax impact of uncertain tax positions	(0.1)	0.1	0.3
Other, net	(0.3)	(0.9)	(0.9)
Effective tax rate	28.7%	26.6%	25.5%
The deferred portion of the tax provision (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Accrued expenses, deducted for tax when paid	$(23,456)	$41,953	$(32,741)
Internal-use software and capitalized costs	(11,054)	(7,930)	462
Depreciation	(330)	4,608	(2,286)
Unrealized gains (losses) from investments held in employee deferred compensation trusts	19,139	(26,009)	8,167
Other, net	(937)	1,695	5,000
	$(16,638)	$14,317	$(21,398)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the deferred income tax amounts at December 31, 2023 and 2022, were as follows (in thousands):

	December 31,
	2023	2022
Deferred income tax assets
Employee deferred compensation and other benefit obligations	$162,803	$137,501
Deferred revenues, foreign royalties and management fees	375	3,528
Credits and net operating loss carryforwards	28,137	24,782
Stock-based compensation	6,318	5,262
Allowance for credit losses	6,825	6,765
Workers’ compensation	3,052	3,207
Operating lease liabilities	48,358	46,145
Other	17,698	17,542
Total deferred income tax assets	273,566	244,732
Deferred income tax liabilities
Amortization of intangible assets	(20,162)	(20,465)
Property and equipment basis differences	(8,612)	(19,756)
Unrealized gains from investments held in employee deferred compensation trusts	(27,131)	(7,992)
Right-of-use assets	(38,837)	(37,618)
Other	(13,258)	(12,104)
Total deferred income tax liabilities	(108,000)	(97,935)
Valuation allowance	(25,772)	(23,571)
Total deferred income tax assets, net	$139,794	$123,226
Credits and net operating loss carryforwards include tax-effected net operating losses in foreign countries of $26.5 million that expire in 2024 and later, and foreign tax credits of $1.6 million that expire in 2029 and later. Valuation allowances of $24.1 million have been maintained against net operating loss carryforwards and other deferred items in foreign countries. In addition, a valuation allowance of $1.6 million has been maintained against the foreign tax credits.
As of December 31, 2023, the Company’s consolidated financial statements provide for any related U.S. tax liability on earnings of international subsidiaries that may be repatriated.
The following table reconciles the total amounts of gross unrecognized tax benefits from January 1, 2021, through December 31, 2023 (in thousands):

	2023	2022	2021
Balance at beginning of period	$12,260	$11,264	$9,785
Gross increases—tax positions in prior years	27	1,528	3
Gross decreases—tax positions in prior years	0	(7)	0
Gross increases—tax positions in current year	769	1,533	3,370
Lapse of statute of limitations	(1,923)	(2,058)	(1,894)
Balance at end of period	$11,133	$12,260	$11,264
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $11.1 million, $12.3 million and $11.3 million for 2023, 2022 and 2021, respectively.
The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The total amount of interest and penalties accrued as of December 31, 2023, is $1.0 million, including a $0.4 million increase recorded in income tax expense during the year. The total amount of interest and penalties accrued as of December 31, 2022, was $0.6 million, including a $0.2 million increase recorded in income tax expense during the year. The total amount of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest and penalties accrued as of December 31, 2021, was $0.4 million, including a $0.1 million decrease recorded in income tax expense during the year.
The Company does not believe it is reasonably possible that the settlement of tax uncertainties will occur within the next twelve months.
The Company’s major income tax jurisdictions are the United States, Australia, Belgium, Brazil, Canada, Germany and the United Kingdom. For U.S. federal income tax, the Company remains subject to examination for 2020 and subsequent years. For major U.S. states, with few exceptions, the Company remains subject to examination for 2019 and subsequent years. Generally, for foreign countries, the Company remains subject to examination for 2016 and subsequent years.
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
The Company has an uncommitted letter of credit facility (the “facility”) of up to $35.0 million, which is available to cover the issuance of debt support standby letters of credit. The Company had used $14.3 million and $14.1 million in debt support standby letters of credit as of December 31, 2023 and 2022, respectively. Of the debt support standby letters of credit outstanding, as of December 31, 2023 and 2022, $14.3 million and $14.1 million, respectively, satisfied workers’ compensation insurer’s collateral requirements. There is a service fee of 1.1% to 1.2% on the used portion of the facility. The facility is subject to certain financial covenants and expires on August 31, 2024. The Company was in compliance with these covenants as of December 31, 2023. The Company intends to renew this facility prior to its August 31, 2024 expiration.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2023, the Company entered into an amendment to extend the maturity of its $100 million unsecured revolving credit facility (the “Credit Agreement”) to May 2026. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing which, effective May 2023, will be calculated according to the Adjusted Term Secured Overnight Financing Rate (“SOFR”), or an alternative base rate, plus an applicable margin. The Credit Agreement is subject to certain financial covenants and the Company was in compliance with these covenants as of December 31, 2023. There were no borrowings under the Credit Agreement as of December 31, 2023 or December 31, 2022.
Note M—Stockholders’ Equity
Stock Repurchase Program.    As of December 31, 2023, the Company is authorized to repurchase, from time to time, up to 10.8 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the years ended December 31, 2023, 2022 and 2021, are reflected in the following table (in thousands):

	Year Ended December 31,
	2023	2022	2021
Common stock repurchased (in shares)	3,047	3,319	2,796
Common stock repurchased	$231,578	$280,130	$260,410
Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. The number and the cost of employee stock plan repurchases made during the years ended December 31, 2023, 2022 and 2021, are reflected in the following table (in thousands):

	Year Ended December 31,
	2023	2022	2021
Repurchases related to employee stock plans (in shares)	331	362	347
Repurchases related to employee stock plans	$25,868	$37,678	$29,817
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for each of the three years ended December 31, 2023, 2022 and 2021 (consisting of purchase of shares for the treasury) is presented in the Consolidated Statements of Stockholders’ Equity.
Dividends.  The Company’s Board of Directors may, at their discretion, declare and pay cash dividends upon the shares of the Company’s stock, either out of the Company’s retained earnings or additional paid-in capital. The dividends declared per share were $1.92, $1.72 and $1.52 during the years ended December 31, 2023, 2022 and 2021, respectively.
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
During the year ended December 31, 2023, the Company granted performance shares to its executives in the form of restricted stock. The shares granted contain (1) a performance condition based on Return on Invested Capital (“ROIC”), and (2) a market condition based on Total Shareholder Return (“TSR”). The ROIC performance condition and the TSR market condition measure the Company’s performance against a peer group. Shares will be delivered at the end of a three-year vesting,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TSR and ROIC performance period based on the Company’s actual performance compared to the peer group. The ROIC performance condition is calculated first and has a range of possible outcomes of zero percent (0%) to one-hundred fifty percent (150%). The TSR condition is considered a modifier of the ROIC performance condition. The range for the TSR condition is seventy-five percent (75%) to one-hundred twenty-five percent (125%). The result calculated by multiplying the ROIC percentage by the TSR percentage is used to calculate the actual number of shares earned. The fair value of this award was determined using a Monte Carlo simulation with the following weighted average assumptions: a historical volatility of 33.2%, a 0% dividend yield, and a risk-free interest rate of 3.8%. The historical volatility was based on the most recent 2.8-year period for the Company and the components of the peer group. The stock price movements have been modeled such that the dividends are incorporated in the returns of each company’s stock, therefore the Monte Carlo simulation reflects a 0% dividend yield for each stock. The use of a 0% dividend yield is mathematically equivalent to including the dividends in the calculation of TSR. The risk-free interest rate is equal to the yield, as of the valuation date, of the zero-coupon U.S. Treasury bill that is commensurate with the remaining performance period.
Unrecognized compensation cost is expected to be recognized over the next four years. Total unrecognized compensation cost, net of estimated forfeitures, for restricted stock and stock units was $93.7 million, $85.4 million and $75.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The following table reflects activity under all stock plans from December 31, 2020 through December 31, 2023, and the weighted average exercise prices (in thousands, except per share amounts):

	Non-Executive Officer Time-Based Awards		Performance-Based Awards With Market Conditions		Performance-Based Awards Without Market Conditions		Total Awards With Performance Condition
	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/ Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2020	1,020	$57.57	459	$70.53	278	$56.83	737	$65.36
Granted	507	$76.49	167	$88.77	70	$56.83	237	$79.40
Restrictions lapsed	(530)	$60.10	—	—	(348)	$56.83	(348)	$56.83
Forfeited	(46)	$65.40	—	—	—	—	—	—
Outstanding, December 31, 2021	951	$65.85	626	$75.41	—	—	626	$75.41
Granted	410	$116.01	320	$96.20	—	—	320	$96.20
Restrictions lapsed	(425)	$64.27	(442)	$74.01	—	—	(442)	$74.01
Forfeited	(28)	$80.78	—	—	—	—	—	—
Outstanding, December 31, 2022	908	$88.74	504	$89.84	—	—	504	$89.84
Granted	612	$79.98	357	$76.42	—	—	357	$76.42
Restrictions lapsed	(389)	$77.98	(401)	$66.86	—	—	(401)	$66.86
Forfeited	(32)	$86.85	—	—	—	—	—	—
Outstanding, December 31, 2023	1,099	$87.72	460	$99.47	—	—	460	$99.47
The total fair value of shares vested was $62.3 million, $87.8 million and $78.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
At December 31, 2023, the total number of available shares to grant under the plans (consisting of either restricted stock, stock units, stock appreciation rights or options to purchase common stock) was approximately 3.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note O—Net Income Per Share
The calculation of net income per share for the years ended December 31, 2023, 2022 and 2021, are reflected in the following table (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Net income	$411,146	$657,919	$598,626
Basic:
Weighted average shares	105,530	108,214	110,482
Diluted:
Weighted average shares	105,530	108,214	110,482
Dilutive effect of potential common shares	544	957	1,236
Diluted weighted average shares	106,074	109,171	111,718
Net income per share:
Basic	$3.90	$6.08	$5.42
Diluted	$3.88	$6.03	$5.36
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
The accounting policies of the segments are set forth in Note A—“Summary of Significant Accounting Policies.” The Company evaluates performance based on income before net interest income, intangible assets amortization expense and income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of service revenues and segment income by reportable segment to consolidated results (in thousands):

	Year Ended December 31,
	2023	2022	2021
Service revenues
Contract talent solutions	$3,895,332	$4,532,847	$4,038,743
Permanent placement talent solutions	567,486	725,155	569,921
Protiviti	1,929,699	1,980,140	1,852,780
	$6,392,517	$7,238,142	$6,461,444
Segment income
Contract talent solutions	$292,815	$492,281	$393,872
Permanent placement talent solutions	75,004	127,622	106,465
Protiviti	187,674	270,711	305,487
Combined segment income	555,493	890,614	805,824
Amortization of intangible assets	2,883	1,667	2,241
Interest income, net	(23,973)	(8,008)	(197)
Income before income taxes	$576,583	$896,955	$803,780
Service revenues presented above are shown net of eliminations of intersegment revenues. Intersegment revenues between contract talent solutions segment and Protiviti segment were $442.3 million, $552.2 million and $580.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
The Company operates internationally, with operations in North America, South America, Europe, Asia, and Australia. The following tables represent service revenues and long-lived assets by geographic location (in thousands):

	Year Ended December 31,
	2023	2022	2021
Service revenues (a)
Domestic	$4,957,163	$5,712,330	$5,006,525
Foreign (b)	1,435,354	1,525,812	1,454,919
	$6,392,517	$7,238,142	$6,461,444

		December 31,
		2023	2022
Property and equipment, net
Domestic		$87,664	$90,388
Foreign		21,145	19,299
		$108,809	$109,687

(a)No customer accounted for more than 10% of the Company’s total service revenues in any year presented.
(b)No country represented more than 10% of revenues in any year presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note Q—Subsequent Events
On February 13, 2024, the Company announced the following:

Quarterly dividend per share	$0.53
Declaration date	February 13, 2024
Record date	February 23, 2024
Payment date	March 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Robert Half Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedule listed in the index appearing under Item 15(a)(2), of Robert Half Inc. and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition –Protiviti Revenue

As described in Note C to the consolidated financial statements, the Company recorded service revenue related to Protiviti of $1.93 billion for the year ended December 31, 2023. The Protiviti consulting services are generally provided on a time-and-material basis or fixed-fee basis. Revenues earned under time-and-material and fixed-fee arrangements are recognized using a proportional performance method. Revenue is measured using cost incurred relative to the total estimated cost for the engagement to measure progress towards satisfying the Company’s performance obligations. Protiviti’s consulting services generally contain one or more performance obligations which are satisfied over a period of time.

The principal consideration for our determination that performing procedures relating to Protiviti revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) testing the Protiviti revenue recognized for a sample of revenue transactions by obtaining and inspecting the contracts, reporting related to actual costs incurred, and support related to expected costs incurred and (ii) on a sample basis, recomputing the revenue recognized based on the proportional performance method.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 20, 2024

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
Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Item 9B. Other Information
None.

PART III
The information required by Items 10 through 14 of Part III is incorporated by reference from Item 1 of this report and from the Company’s Proxy Statement, under the captions “Nomination and Election of Directors,” “Beneficial Stock Ownership,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Corporate Governance,” “The Board and Committees,” “Independent Registered Public Accounting Firm,” and “Equity Compensation Plan Information,” which Proxy Statement will be mailed to stockholders in connection with the registrant’s annual meeting of stockholders, which is scheduled to be held in May 2024. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

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

*10.9
Senior Executive Retirement Plan, as amended and restated, effective January 1, 2023, incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

*10.10	Form of Part-Time Employment Agreement, as amended and restated.

*10.11	Annual Performance Bonus Plan, as amended and restated, incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated May 23, 2013.

*10.12	Summary of Outside Director Cash Remuneration, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.

*10.13	Stock Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

10.23	Amendment No.1, dated May 6, 2021 to Credit Agreement Dated as of May 11, 2020, incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K dated May 11, 2021.

10.24	Amendment No. 2, dated May 11, 2023 to Credit Agreement Dated as of May 11, 2020, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as of May 11, 2023.

10.25
Severance Agreement dated July 31, 2023 between Registrant and Michael C. Buckley incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023.

10.26
Severance Agreement dated July 31, 2023 between Registrant and Joseph A. Tarantino incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023.

10.27
Part-Time Agreement dated July 31, 2023 between Registrant and Joseph A. Tarantino incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023.

21.1	Subsidiaries of the Registrant

23.1	Independent Registered Public Accounting Firm’s Consent.

31.1	Rule 13a-14(a) Certification of Chief Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Rule 1350 Certification of Chief Executive Officer.

32.2	Rule 1350 Certification of Chief Rule 1350 Certification of Chief Financial Officer.

97.1	Robert Half Inc. Clawback Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ROBERT HALF INC. (Registrant)

Date: February 20, 2024	By:	/s/ MICHAEL C. BUCKLEY
Michael C. Buckley Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 20, 2024	By:	/s/ HAROLD M. MESSMER, JR.
Harold M. Messmer, Jr. Executive Chairman of the Board, and a Director

Date: February 20, 2024	By:	/s/ M. KEITH WADDELL
M. Keith Waddell
President Chief Executive Officer and a Director (Principal Executive Officer)

Date: February 20, 2024	By:	/s/ JANA L. BARSTEN
Jana L. Barsten, Director

Date: February 20, 2024	By:	/s/ JULIA L. CORONADO
Julia L. Coronado, Director

Date: February 20, 2024	By:	/s/ DIRK A. KEMPTHORNE
Dirk A. Kempthorne, Director

Date: February 20, 2024	By:	/s/ MARC H. MORIAL
Marc H. Morial, Director

Date: February 20, 2024	By:	/s/ ROBERT J. PACE
Robert J. Pace, Director

Date: February 20, 2024	By:	/s/ FREDERICK A. RICHMAN
Frederick A. Richman, Director

Date: February 20, 2024	By:	/s/ MARNIE H. WILKING
Marnie H. Wilking, Director

Date: February 20, 2024	By:	/s/ MICHAEL C. BUCKLEY
Michael C. Buckley Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Schedule II—Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Charged to Expenses	Deductions	Translation Adjustments	Balance at End of Period
Year ended December 31, 2021
Allowance for credit losses	$19,617	9,464	(6,827)	(724)	$21,530
Deferred tax valuation allowance	$24,132	5,635	(3,936)	(1,633)	$24,198
Year ended December 31, 2022
Allowance for credit losses	$21,530	8,771	(7,091)	(649)	$22,561
Deferred tax valuation allowance	$24,198	2,033	(1,467)	(1,193)	$23,571
Year ended December 31, 2023
Allowance for credit losses	$22,561	8,752	(6,486)	362	$25,189
Deferred tax valuation allowance	$23,571	6,816	(4,674)	59	$25,772