Form 10-Q
period 2024-03-31
ROBERT HALF INC.
filed 2024-05-02
CIK 315213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 FORM 10-Q
______________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2024:
104,932,609 shares of $0.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$540,939	$731,740
Accounts receivable, net	861,450	860,872
Employee deferred compensation trust assets	622,605	571,046
Other current assets	161,661	133,481
Total current assets	2,186,655	2,297,139
Property and equipment, net	107,410	108,809
Right-of-use assets	208,140	209,256
Goodwill	237,726	237,970
Noncurrent deferred income taxes	133,529	140,135
Other noncurrent assets	16,242	17,480
Total assets	$2,889,702	$3,010,789
LIABILITIES
Accounts payable and accrued expenses	$145,302	$156,662
Accrued payroll and benefit costs	327,212	413,933
Employee deferred compensation plan obligations	607,750	572,913
Income taxes payable	23,619	11,144
Current operating lease liabilities	75,657	80,459
Total current liabilities	1,179,540	1,235,111
Noncurrent operating lease liabilities	165,328	161,440
Other noncurrent liabilities	25,589	25,887
Total liabilities	1,370,457	1,422,438
Commitments and Contingencies (Note K)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 260,000,000 shares; issued and outstanding 104,932,482 shares and 105,208,817 shares	105	105
Additional paid-in capital	1,371,479	1,354,703
Accumulated other comprehensive loss	(44,005)	(32,626)
Retained earnings	191,666	266,169
Total stockholders’ equity	1,519,245	1,588,351
Total liabilities and stockholders’ equity	$2,889,702	$3,010,789

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023

Service revenues	$1,475,937	$1,716,335
Costs of services	913,140	1,026,603
Gross margin	562,797	689,732
Selling, general and administrative expenses	521,595	552,229
Income from investments held in employee deferred compensation trusts (which is completely offset by related costs and expenses - Note A)	(43,376)	(27,291)
Amortization of intangible assets	304	721
Interest income, net	(6,413)	(4,825)
Income before income taxes	90,687	168,898
Provision for income taxes	26,986	46,893
Net income	$63,701	$122,005

Net income per share:
Basic	$0.61	$1.15
Diluted	$0.61	$1.14

Weighted average shares:
Basic	103,787	106,420
Diluted	104,399	107,130

Dividends declared per share	$0.53	$0.48

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2024	2023
COMPREHENSIVE INCOME (LOSS):
Net income	$63,701	$122,005
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(11,422)	4,852
Foreign defined benefit plan adjustments, net of tax	43	34
Total other comprehensive income (loss)	(11,379)	4,886
Total comprehensive income (loss)	$52,322	$126,891

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2023	105,209	$105	$1,354,703	$(32,626)	$266,169	$1,588,351
Net income	—	—	—	—	63,701	63,701
Other comprehensive income (loss)	—	—	—	(11,379)	—	(11,379)
Dividends declared ($0.53 per share)	—	—	—	—	(56,382)	(56,382)
Net issuances of restricted stock	751	1	(1)	—	—	—
Stock-based compensation	—	—	16,777	—	—	16,777
Repurchases of common stock	(1,028)	(1)	—	—	(81,822)	(81,823)
Balance at March 31, 2024	104,932	$105	$1,371,479	$(44,005)	$191,666	$1,519,245

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2022	107,698	$108	$1,293,565	$(43,623)	$318,508	$1,568,558
Net income	—	—	—	—	122,005	122,005
Other comprehensive income (loss)	—	—	—	4,886	—	4,886
Dividends declared ($0.48 per share)	—	—	—	—	(52,529)	(52,529)
Net issuances of restricted stock	831	1	(1)	—	—	—
Stock-based compensation	—	—	15,434	—	—	15,434
Repurchases of common stock	(766)	(1)	—	—	(59,872)	(59,873)
Balance at March 31, 2023	107,763	$108	$1,308,998	$(38,737)	$328,112	$1,598,481

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,701	$122,005
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Allowance for credit losses	183	2,934
Depreciation	13,004	12,738
Amortization of cloud computing implementation costs	9,183	8,188
Amortization of intangible assets	304	721
Realized and unrealized gains from investments held in employee deferred compensation trusts	(41,305)	(25,728)
Stock-based compensation	16,777	15,434
Deferred income taxes	6,602	3,102
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(7,042)	9,772
Capitalized cloud computing implementation costs	(8,391)	(10,457)
Accounts payable and accrued expenses	(5,756)	(10,216)
Accrued payroll and benefit costs	(83,490)	(91,740)
Employee deferred compensation plan obligations	34,837	21,970
Income taxes payable	10,044	29,909
Other assets and liabilities, net	(24,570)	(23,109)
Net cash flows (used in) provided by operating activities	(15,919)	65,523

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,780)	(9,369)
Investments in employee deferred compensation trusts	(32,643)	(71,302)
Proceeds from employee deferred compensation trust redemptions	22,389	18,600
Payments for acquisition	—	(700)
Net cash flows used in investing activities	(22,034)	(62,771)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(85,887)	(63,244)
Dividends paid	(57,502)	(53,717)
Net cash flows used in financing activities	(143,389)	(116,961)
Effect of exchange rate fluctuations	(9,459)	3,312
Change in cash and cash equivalents	(190,801)	(110,897)
Cash and cash equivalents at beginning of period	731,740	658,626
Cash and cash equivalents at end of period	$540,939	$547,729

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Fund exchanges within employee deferred compensation trusts	$29,073	$50,213
Contingent consideration related to acquisition	$350	$600
The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2024

Note A—Summary of Significant Accounting Policies
Nature of Operations. Robert Half Inc. (the “Company”) is a specialized talent solutions and business consulting firm, connecting highly skilled job seekers with rewarding opportunities at great companies. Robert Half® offers contract talent solutions and permanent placement talent solutions for finance and accounting, technology, marketing and creative, legal, administrative and customer support, and provides executive search services. Robert Half is also the parent company of Protiviti®, a global consulting firm that delivers internal audit, risk, business, and technology consulting solutions. The Company operates in North America, South America, Europe, Asia and Australia. The Company is a Delaware corporation.
Basis of Presentation. The unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). The comparative year-end Condensed Consolidated Statement of Financial Position data presented was derived from audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the periods presented have been included. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2023, included in its Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for a full year.
Principles of Consolidation. The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. As of March 31, 2024, such estimates include allowances for credit losses, variable consideration, workers’ compensation losses, accrued medical expenses, income and other taxes, and assumptions used in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions. Actual results and outcomes may differ from management’s estimates and assumptions.
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
Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs were $13.2 million and $13.3 million for the three months ended March 31, 2024 and 2023, respectively.
Income from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation plan obligations change and adjustments are recorded in selling, general and administrative expenses or, in the case of Protiviti, costs of services. The value of the related investment trust assets also changes by an equal and offsetting amount, leaving no net cost to the Company. The Company’s income from investments held in employee deferred compensation trusts consists of unrealized and realized gains and losses, and dividend income from trust investments and is presented separately on the unaudited Condensed Consolidated Statements of Operations.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2024
The following table presents the Company’s income from investments held in employee deferred compensation trusts (in thousands):

	Three Months Ended March 31,
	2024	2023
Dividend income	$(2,071)	$(1,563)
Realized and unrealized gains	(41,305)	(25,728)
Income from investments held in employee deferred compensation trusts (which is completely offset by related costs and expenses)	$(43,376)	$(27,291)
The following table presents the Company’s increase in employee deferred compensation costs and expense related to changes in the fair value of trust assets for its nonqualified employee deferred compensation plans (in thousands):

	Three Months Ended March 31,
	2024	2023
Increase in employee deferred compensation costs and expense related to changes in the fair value of trust assets	$43,376	$27,291
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
Level 1: observable inputs for identical assets or liabilities, such as quoted prices in active markets
Level 2: inputs other than the quoted prices in active markets that are observable either directly or indirectly
Level 3: unobservable inputs in which there is little or no market data, which requires management’s best estimates and assumptions that market participants would use in pricing the asset or liability
The carrying value of cash net accounts receivable, and accounts payable and accrued expenses approximates fair value because of their short-term nature. The Company holds mutual funds and money market funds to satisfy its obligations under its employee deferred compensation plans which are carried at fair value based on quoted market prices in active markets for identical assets (level 1).

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2024
The following tables summarize the Company’s financial instruments by significant category and fair value measurement on a recurring basis (in thousands):

		Fair Value Measurements Using
	Balance at March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$203,489	$203,489

Employee deferred compensation trust assets
Money market funds	$121,153	$121,153	—	—
Mutual funds - bond	38,384	38,384	—	—
Mutual funds - stock	360,416	360,416	—	—
Mutual funds - blend	102,652	102,652	—	—
Total employee deferred compensation trust assets	$622,605	$622,605	—	—

		Fair Value Measurements Using
	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$351,230	$351,230

Employee deferred compensation trust assets
Money market funds	$124,710	$124,710	—	—
Mutual funds - bond	35,373	35,373	—	—
Mutual funds - stock	316,764	316,764	—	—
Mutual funds - blend	94,199	94,199	—	—
Total employee deferred compensation trust assets	$571,046	$571,046	—	—

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

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2024
The following table sets forth the activity in the allowance for credit losses from December 31, 2023, through March 31, 2024 (in thousands):

Allowance for Credit Losses
Balance as of December 31, 2023	$25,189
Charges to expense	183
Deductions	(1,616)
Other, including foreign currency translation adjustments	(238)
Balance as of March 31, 2024	$23,518
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

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2024
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
The following table presents the Company’s revenues disaggregated by functional specialization and segment (in thousands):

	Three Months Ended March 31,
	2024	2023
Contract talent solutions
Finance and accounting	$641,970	$777,833
Administrative and customer support	199,932	219,350
Technology	157,970	194,082
Elimination of intersegment revenues (a)	(112,814)	(125,791)
Total contract talent solutions	887,058	1,065,474
Permanent placement talent solutions	124,767	156,737
Protiviti	464,112	494,124
Total service revenues	$1,475,937	$1,716,335
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

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2024
Contracts with multiple performance obligations are recognized as performance obligations are delivered, and contract value is allocated based on relative stand-alone selling values of the services and products in the arrangement. As of March 31, 2024, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $176.1 million. Of this amount, $152.1 million is expected to be recognized within the next twelve months. As of March 31, 2023, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $151.8 million.
Contract liabilities are recorded when cash payments are received or due in advance of performance and are reflected in accounts payable and accrued expenses on the unaudited Condensed Consolidated Statements of Financial Position. The following table sets forth the activity in contract liabilities from December 31, 2023, through March 31, 2024 (in thousands):

Contract Liabilities
Balance as of December 31, 2023	$24,574
Payments in advance of satisfaction of performance obligations	10,194
Revenue recognized	(15,722)
Other, including translation adjustments	(208)
Balance as of March 31, 2024	$18,838

Note D—Other Current Assets
Other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid expenses	$92,215	$67,999
Unamortized cloud computing implementation costs	31,119	31,049
Other	38,327	34,433
Other current assets	$161,661	$133,481

Note E—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Computer hardware	$149,281	$150,165
Computer software	222,120	220,004
Furniture and equipment	100,087	99,547
Leasehold improvements	190,951	187,806
Property and equipment, cost	662,439	657,522
Accumulated depreciation	(555,029)	(548,713)
Property and equipment, net	$107,410	$108,809

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2024
Note F—Other Noncurrent Assets
Other noncurrent assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Unamortized cloud computing implementation costs	$14,112	$15,047
Other intangible assets, net	2,130	2,433
Other noncurrent assets	$16,242	$17,480
Note G—Leases
The Company has operating leases for corporate and field offices, and certain equipment. The Company’s leases have remaining lease terms of less than 1 year to 11 years, some of which include options to extend the leases for up to 7 years, and some of which include options to terminate the leases within 1 year. Operating lease expense was $21.2 million and $22.4 million for the three months ended March 31, 2024 and 2023, respectively.
Supplemental cash flow information related to leases consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for operating lease liabilities	$23,029	$24,005
Right-of-use assets obtained in exchange for new operating lease liabilities	$21,802	$6,342
Supplemental balance sheet information related to leases consisted of the following:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term for operating leases	4.4 years	4.3 years
Weighted average discount rate for operating leases	3.4%	3.2%
Future minimum lease payments under non-cancellable leases as of March 31, 2024, were as follows (in thousands):

2024 (excluding the three months ended March 31, 2024)	$65,974
2025	61,372
2026	48,425
2027	31,237
2028	18,966
Thereafter	39,201
Less: Imputed interest	(24,190)
Present value of operating lease liabilities (a)	$240,985
(a) Includes the current portion of $75.7 million for operating leases.
As of March 31, 2024, the Company had additional future minimum lease obligations totaling $8.5 million under executed operating lease contracts that had not yet commenced. These operating leases include agreements for corporate and field office facilities with lease terms of 1 to 6 years.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2024
Note H—Goodwill
The following table sets forth the activity in goodwill from December 31, 2023 through March 31, 2024 (in thousands):

	Goodwill
	Contract talent solutions	Permanent placement talent solutions	Protiviti	Total
Balance as of December 31, 2023	$134,287	$26,131	$77,552	$237,970
Foreign currency translation adjustments	(117)	(22)	(105)	(244)
Balance as of March 31, 2024	$134,170	$26,109	$77,447	$237,726
Note I—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Payroll and benefits	$298,882	$367,830
Payroll taxes	13,557	31,439
Workers’ compensation	14,773	14,664
Accrued payroll and benefit costs	$327,212	$413,933
Note J—Employee Deferred Compensation Plan Obligations
The Company provides various qualified defined contribution 401(k) plans covering eligible employees. The plans offer a savings feature with the Company matching employee contributions. Assets of this plan are held by an independent trustee for the sole benefit of participating employees.
Nonqualified plans are provided for employees on a discretionary basis, including those not eligible for the qualified plans. These plans include provisions for salary deferrals and discretionary contributions. The asset value of the nonqualified plans was $622.6 million and $571.0 million as of March 31, 2024 and December 31, 2023, respectively. The Company holds these assets to satisfy the Company’s liabilities under its deferred compensation plans. The liability value for the nonqualified plans was $607.8 million and $572.9 million as of March 31, 2024 and December 31, 2023, respectively.
Contribution expenses for the Company’s qualified and nonqualified defined contribution plans were $13.4 million and $11.3 million for the three months ended March 31, 2024 and 2023, respectively.
The Company has statutory defined contribution plans and defined benefit plans outside the United States of America, which are not material.

Note K—Commitments and Contingencies
On March 23, 2015, Plaintiff Jessica Gentry, on her own behalf and on behalf of a putative class of allegedly similarly situated individuals, filed a complaint against the Company in the Superior Court of California, San Francisco County, which was subsequently amended on October 23, 2015. The complaint alleges that a putative class of current and former employees of the Company working in California since March 13, 2010, were denied compensation for the time they spent interviewing “for temporary and permanent employment opportunities” as well as performing activities related to the interview process. Gentry seeks recovery on her own behalf and on behalf of the putative class in an unspecified amount for this allegedly unpaid compensation. Gentry also seeks recovery of an unspecified amount for the alleged failure of the Company to provide her and the putative class with accurate wage statements. Gentry also seeks an unspecified amount of other damages, attorneys’ fees, and statutory penalties, including penalties for allegedly not paying all wages due upon separation to former employees and

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2024
statutory penalties on behalf of herself and other allegedly “aggrieved employees” as defined by California’s Labor Code Private Attorneys General Act (“PAGA”). On January 4, 2016, the Court denied a motion by the Company to compel all of Gentry’s claims, except the PAGA claim, to individual arbitration. On March 8, 2024, the Court issued an order certifying: (1) a class of California-based temporary employees who attended at least one uncompensated interview with a third-party client at any time since March 13, 2010; (2) a subclass of class members who held a prior temporary job assignment before interviewing for a subsequent assignment; and (3) a subclass of class members who are no longer employed by the Company (i.e., a “waiting time penalties” subclass). At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding and, accordingly, no amounts have been provided in the Company’s Financial Statements. The Company believes it has meritorious defenses to the allegations and the Company intends to continue to vigorously defend against the litigation.
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
The Company has an unsecured revolving credit facility (the “Credit Agreement”) of $100.0 million, which matures May 2026. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing which will be calculated according to the Adjusted Term Secured Overnight Financing Rate (“SOFR”), or an alternative base rate, plus an applicable margin. The Credit Agreement is subject to certain financial covenants and the Company was in compliance with these covenants as of March 31, 2024. There were no borrowings under the Credit Agreement as of March 31, 2024, or December 31, 2023.
Note L—Stockholders’ Equity
Stock Repurchase Program. As of March 31, 2024, the Company is authorized to repurchase, from time to time, up to 10.0 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the three months ended March 31, 2024 and 2023, are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2024	2023
Common stock repurchased (in shares)	761	484
Common stock repurchased	$60,655	$38,193
Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. The number and the cost of employee stock

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2024
plan repurchases made during the three months ended March 31, 2024 and 2023, are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2024	2023
Repurchases related to employee stock plans (in shares)	267	282
Repurchases related to employee stock plans	$21,168	$21,680
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for the three months ended March 31, 2024 and 2023, (consisting of purchases of shares for the treasury) is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.
Repurchases of shares and issuances of dividends are applied first to the extent of retained earnings and any remaining amounts are applied to additional paid-in capital.
Note M—Net Income Per Share
The calculation of net income per share for the three months ended March 31, 2024 and 2023, is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Net income	$63,701	$122,005
Basic:
Weighted average shares	103,787	106,420
Diluted:
Weighted average shares	103,787	106,420
Dilutive effect of potential common shares	612	710
Diluted weighted average shares	104,399	107,130
Net income per share:
Basic	$0.61	$1.15
Diluted	$0.61	$1.14

Note N—Business Segments
The Company has three reportable segments: contract talent solutions, permanent placement talent solutions, and Protiviti. Operating segments are defined as components of the Company for which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The contract talent solutions and permanent placement talent solutions segments provide specialized engagement professionals and full-time personnel, respectively, for finance and accounting, technology, marketing and creative, legal, administrative and customer support, and executive searches. The Protiviti segment provides internal audit, risk, business, and technology consulting solutions.
The accounting policies of the segments are set forth in Note A—“Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The Company evaluates performance based on income before intangible assets amortization expense, net interest income, and income taxes.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2024
The following table provides a reconciliation of service revenues and segment income by reportable segment to consolidated results for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Service revenues
Contract talent solutions	$887,058	$1,065,474
Permanent placement talent solutions	124,767	156,737
Protiviti	464,112	494,124
	$1,475,937	$1,716,335
Segment income
Contract talent solutions	$50,118	$102,146
Permanent placement talent solutions	11,855	23,827
Protiviti	22,605	38,821
Combined segment income	84,578	164,794
Amortization of intangible assets	304	721
Interest income, net	(6,413)	(4,825)
Income before income taxes	$90,687	$168,898
Service revenues presented above are shown net of eliminations of intersegment revenues. Intersegment revenues between contract talent solutions segment and Protiviti segment were $112.8 million and $125.8 million for the three months ended March 31, 2024 and 2023, respectively.
Revenue and direct costs related to the intersegment activity are reflected in the Protiviti segment, including the costs of candidate payroll, fringe benefits and incremental recruiter compensation.
Note O—Subsequent Events
On May 1, 2024, the Company announced the following:

Quarterly dividend per share	$0.53
Declaration date	May 1, 2024
Record date	May 24, 2024
Payment date	June 14, 2024

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain information contained in Management’s Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the future operating results or financial positions of Robert Half Inc. (the “Company”). Forward-looking statements are not guarantees or promises that goals or targets will be met. These statements may be identified by words such as “anticipate,” “potential,” “estimate,” “forecast,” “target,” “project,” “plan,” “intend,” “believe,” “expect,” “should,” “could,” “would,” “may,” “might,” “will,” or variations or negatives thereof or by similar or comparable words or phrases. In addition, historical, current, and forward-looking information about the Company’s environmental, social, and governance (“ESG”) and compliance programs, including targets or goals, may not be considered material for the Securities and Exchange Commission (“SEC”) or other mandatory reporting purposes and may be based on standards for measuring progress that are still developing, on internal controls, diligence, or processes that are evolving, on representations reviewed or provided by third parties, and on assumptions that are subject to change in the future. Forward-looking statements are estimates only, based on management’s current expectations, currently available information and current strategy, plans, or forecasts, and involve certain known and unknown risks, uncertainties, and assumptions that are difficult to predict and often beyond our control and are inherently uncertain. Forward-looking statements are subject to risks and uncertainties that could cause actual results, outcomes, or the timing of these results or outcomes, to differ materially from those expressed or implied in the statements. These risks and uncertainties include, but are not limited to, the following: changes to or new interpretations of United States of America (“U.S.”) or international tax regulations; the global financial and economic situation; changes in levels of unemployment and other economic conditions in the U.S. or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of candidates for contract employment or the Company’s ability to attract candidates; the development, proliferation and adoption of artificial intelligence (“AI”) by the Company and the third parties it serves; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company’s services, on the Company’s ability to maintain its margins; the possibility of the Company incurring liability for its activities, including the activities of its engagement professionals, or for events impacting its engagement professionals on clients’ premises; the possibility that adverse publicity could impact the Company’s ability to attract and retain clients and candidates; the success of the Company in attracting, training, and retaining qualified management personnel and other staff employees; the Company’s ability to comply with governmental regulations affecting personnel services businesses in particular or employer/employee relationships in general; whether there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; the Company’s reliance on short-term contracts for a significant percentage of its business; litigation relating to prior or current transactions or activities, including litigation that may be disclosed from time to time in the Company’s SEC filings; the impact of extreme weather conditions on the Company and its candidates and clients, the ability of the Company to manage its international operations and comply with foreign laws and regulations; the impact of fluctuations in foreign currency exchange rates; the possibility that the additional costs the Company will incur as a result of health care or other reform legislation may adversely affect the Company’s profit margins or the demand for the Company’s services; the possibility that the Company’s computer and communications hardware and software systems could be damaged or their service interrupted or the Company could experience a cybersecurity breach; and the possibility that the Company may fail to maintain adequate financial and management controls, and as a result suffer errors in its financial reporting. Additionally, with respect to Protiviti, other risks and uncertainties include the fact that future success will depend on its ability to retain employees and attract clients; there can be no assurance that there will be ongoing demand for broad based consulting, regulatory compliance, technology services, public sector or other high demand advisory services; failure to produce projected revenues could adversely affect financial results; and there is the possibility of involvement in litigation relating to prior or current transactions or activities. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results. Except as required by law, the Company undertakes no obligation to update information in this report, whether as a result of new information, future events, or otherwise, and notwithstanding any historical practice of doing so.
Executive Overview
Revenue and net income results for the first quarter were within the range of management’s expectations, notwithstanding the ongoing macroeconomic uncertainty that lengthens client and job candidate decision cycles. Gross margins remained strong due to pricing discipline and the ongoing benefit from the rising mix shift to higher skill levels.
During the first quarter of 2024, service revenues were $1.48 billion, a decrease of 14.0% from the prior year. Net income was $64 million and diluted net income per share was $0.61.
Demand for the Company’s contract talent solutions, permanent placement talent solutions, and Protiviti is largely dependent upon general economic and labor trends both domestically and abroad. The U.S. real gross domestic product increased 1.6% during the first quarter of 2024, compared to an increase of 3.4% during the fourth quarter of 2023, while the unemployment rate increased slightly from 3.7% for December 2023 to 3.8% at the end of the first quarter of 2024. Although recent metrics are modestly off their peaks, global labor markets remain tight and the scarcity of talent persists. In the U.S., unemployment stands near a 50-year low and remains even lower for those with a college degree, where the rate is 2.1%. However, the urgency and velocity of the demand is impacted by the prolonged period of macroeconomic uncertainty, which has impacted consumer confidence. Clients are budget sensitive and very selective in their hiring activities—including approval of new projects—resulting in elongated hiring cycles and a negative impact on short-term results.
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
The Company continues to invest in technology and innovation to fuel the Company’s core business strategy, which places the Company’s specialized talent solutions professionals at the center of clients’ hiring experience, along with digital tools that provide greater client convenience, flexibility and transparency throughout the hiring process. The Company also continues to leverage its proprietary data assets to enhance the AI tools the Company’s recruiters use to discover, assess and select talent for the Company’s clients and the AI tools the Company’s recruiters use to effectively target leads for additional revenue.
The Company monitors various economic indicators and business trends in all of the countries in which it operates to anticipate demand for the Company’s services. These trends are evaluated to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends and productivity metrics. Visibility into future revenues is limited not only due to the dependence on macroeconomic and labor market conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, the Company’s headcount and other investments are typically assessed on at least a quarterly basis. During the first quarter of 2024, the Company decreased headcount for its contract talent solutions, while the full-time headcount for its permanent placement talent solutions and Protiviti segments remained flat, when compared to prior year-end levels.
Critical Accounting Policies and Estimates
The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes to the Company’s critical accounting policies or estimates for the three months ended March 31, 2024.
Recent Accounting Pronouncements
See Note B—“New Accounting Pronouncements” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
Results of Operations
The Company analyzes its operating results for three reportable segments: contract talent solutions, permanent placement talent solutions, and Protiviti. The contract talent solutions and permanent placement talent solutions segments provide engagement professionals and full-time personnel, respectively, for finance and accounting, technology, marketing and creative, legal, administrative and customer support, and executive searches. The Protiviti segment provides internal audit, risk, business, and technology consulting solutions.
Demand for the Company’s services is largely dependent upon general economic and labor trends both domestically and abroad. Because of the inherent difficulty in predicting economic trends, future demand for the Company’s services cannot be forecast with certainty.
The Company’s talent solutions segments conduct operations through offices in the U.S. and 17 foreign countries, while Protiviti has offices in the U.S. and 13 foreign countries.

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
Three Months Ended March 31, 2024 and 2023
Service Revenues. The Company’s revenues were $1.48 billion for the three months ended March 31, 2024, a decrease of 14.0% compared to $1.72 billion for the three months ended March 31, 2023. Revenues from U.S. operations decreased 14.9% to $1.14 billion (77.4% of total revenue) for the three months ended March 31, 2024, compared to $1.34 billion (78.2% of total revenue) for the three months ended March 31, 2023. Revenues from international operations decreased 10.9% to $334 million (22.6% of total revenue) for the three months ended March 31, 2024, compared to $375 million (21.8% of total revenue) for the three months ended March 31, 2023. Contributing factors for each reportable segment are discussed below in further detail.
Contract talent solutions revenues were $887 million for the three months ended March 31, 2024, decreasing by 16.7% compared to revenues of $1.07 billion for the three months ended March 31, 2023. Key drivers of contract talent solutions revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. The decrease in contract talent solutions revenues for the three months ended March 31, 2024, was primarily due to an 18.1% decrease in the number of hours worked by the Company’s engagement professionals, partially offset by a 2.3% increase in average bill rates. On an as adjusted basis, contract talent solutions revenues decreased 16.2% for the first quarter of 2024, compared to the first quarter of 2023. In the U.S., revenues in the first quarter of 2024 decreased 19.1% on an as reported basis, and decreased 18.6% on an as adjusted basis, compared to the first quarter of 2023. International revenues for the first quarter of 2024 decreased 8.4% on an as reported basis, and decreased 7.5% on an as adjusted basis compared to the first quarter of 2023.

Permanent placement talent solutions revenues were $125 million for the three months ended March 31, 2024, decreasing by 20.4% compared to revenues of $157 million for the three months ended March 31, 2023. Key drivers of permanent placement talent solutions revenues consist of the number of candidate placements and average fees earned per placement. The decrease in permanent placement talent revenues for the three months ended March 31, 2024, was due to a 26.4% decrease in the number of placements, partially offset by a 6.0% increase in average fees earned per placement. On an as adjusted basis, permanent placement talent solutions revenues decreased 19.8% for the first quarter of 2024, compared to the first quarter of 2023. In the U.S., revenues for the first quarter of 2024 decreased 19.3% on an as reported basis, and decreased 18.7% on an as adjusted basis, compared to the first quarter of 2023. International revenues for the first quarter of 2024 decreased 23.2% on an as reported basis and decreased 22.1% on an as adjusted basis, compared to the first quarter of 2023. Historically, demand for permanent placement talent solutions is even more sensitive to economic and labor market conditions than demand for contract talent solutions and this is expected to continue.
Protiviti revenues were $464 million for the three months ended March 31, 2024, decreasing by 6.1% compared to revenues of $494 million for the three months ended March 31, 2023. Key drivers of Protiviti revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. The decrease in Protiviti revenues for the three months ended March 31, 2024, was due to a 9.1% decrease in billable hours, partially offset by a 3.0% increase in average hourly bill rates. On an as adjusted basis, Protiviti revenues decreased 5.4% for the first quarter of 2024, compared to the first quarter of 2023. In the U.S., revenues in the first quarter of 2024 decreased 4.8% on an as reported basis, and decreased 4.2% on an as adjusted basis, compared to the first quarter of 2023. International revenues for the first quarter of 2024 decreased 11.3% on an as reported basis and decreased 10.1% on an as adjusted basis, compared to the first quarter of 2023.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended March 31, 2024, is presented in the following table:

	Global	United States	International
Contract talent solutions
As Reported	-16.7%	-19.1%	-8.4%
Billing Days Impact	0.6%	0.5%	1.5%
Currency Impact	-0.1%	―	-0.6%
As Adjusted	-16.2%	-18.6%	-7.5%
Permanent placement talent solutions
As Reported	-20.4%	-19.3%	-23.2%
Billing Days Impact	0.7%	0.6%	1.3%
Currency Impact	-0.1%	―	-0.2%
As Adjusted	-19.8%	-18.7%	-22.1%
Protiviti
As Reported	-6.1%	-4.8%	-11.3%
Billing Days Impact	0.7%	0.6%	1.4%
Currency Impact	0.0%	―	-0.2%
As Adjusted	-5.4%	-4.2%	-10.1%
Gross Margin.    The Company’s gross margin dollars were $563 million for the three months ended March 31, 2024, down 18.4% from $690 million for the three months ended March 31, 2023. Contributing factors for each reportable segment are discussed below in further detail.
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
Gross margin dollars for contract talent solutions were $351 million for the three months ended March 31, 2024, decreasing by 17.2% from $424 million for the three months ended March 31, 2023. As a percentage of revenues, gross margin dollars for contract talent solutions were 39.5% in the first quarter of 2024, down from 39.8% in the first quarter of 2023. The decrease in gross margin percentage was primarily due to lower conversion revenues.

Gross margin dollars for permanent placement talent solutions represent revenues less reimbursable expenses. Gross margin dollars for permanent placement talent solutions were $124 million for the three months ended March 31, 2024, down 20.4% from $156 million for the three months ended March 31, 2023. Because reimbursable expenses for permanent placement talent solutions are de minimis, the decrease in gross margin dollars is substantially explained by the decrease in revenues previously discussed.
Gross margin dollars for Protiviti represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs, and reimbursable expenses. The primary drivers of Protiviti’s gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s Protiviti staff. Gross margin dollars for Protiviti were $88 million for the three months ended March 31, 2024, down 20.1% from $110 million for the three months ended March 31, 2023. As a percentage of revenues, reported gross margin dollars for Protiviti were 18.9% in the first quarter of 2024, down from 22.2% in the first quarter of 2023. As a percentage of revenues, adjusted gross margin dollars for Protiviti were 20.7% in the first quarter of 2024, down from 23.2% in the first quarter of 2023. The year-over-year decrease in adjusted gross margin percentage was primarily due to increases in the pay rates for its professional staff, which were only partially offset by higher bill rates.
The Company’s gross margin by reporting segment is summarized as follows (in thousands):

	Three Months Ended March 31,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2024	2023	2024	2023	2024	2023	2024	2023
Gross Margin
Contract talent solutions	$350,570	$423,625	$350,570	$423,625	39.5%	39.8%	39.5%	39.8%
Permanent placement talent solutions	124,548	156,395	124,548	156,395	99.8%	99.8%	99.8%	99.8%
Protiviti	87,679	109,712	96,036	114,484	18.9%	22.2%	20.7%	23.2%
Total	$562,797	$689,732	$571,154	$694,504	38.1%	40.2%	38.7%	40.5%
The following tables provide reconciliations of the non-GAAP adjusted gross margin to reported gross margin for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31, 2024
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$350,570	39.5%	$124,548	99.8%	$87,679	18.9%	$562,797	38.1%
Adjustments (1)	—	—	—	—	8,357	1.8%	8,357	0.6%
As Adjusted	$350,570	39.5%	$124,548	99.8%	$96,036	20.7%	$571,154	38.7%

	Three Months Ended March 31, 2023
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$423,625	39.8%	$156,395	99.8%	$109,712	22.2%	$689,732	40.2%
Adjustments (1)	—	—	—	—	4,772	1.0%	4,772	0.3%
As Adjusted	$423,625	39.8%	$156,395	99.8%	$114,484	23.2%	$694,504	40.5%
(1)Changes in the Company’s deferred compensation obligations related to Protiviti operations are included in costs of services, while the related investment income is presented separately. The non-GAAP financial adjustments shown in the table above are to reclassify investment income from investments held in employee deferred compensation trusts to the same line item that includes the corresponding change in obligation. These adjustments have no impact on income before income taxes.

Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation, and occupancy costs. The Company’s reported selling, general and administrative expenses were $522 million for the three months ended March 31, 2024, decreasing by 5.5% from $552 million for the three months ended March 31, 2023. As a percentage of revenues, reported selling, general and administrative expenses were 35.3% in the first quarter of 2024, up from 32.2% in the first quarter of 2023. The Company’s adjusted selling, general and administrative expenses were $487 million for the three months ended March 31, 2024, down 8.1% from $530 million for the three months ended March 31, 2023. As a percentage of revenues, adjusted selling, general and administrative expenses were 33.0% in the first quarter of 2024, up from 30.9% in the first quarter of 2023. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for contract talent solutions, on an as reported basis, were $332 million for the three months ended March 31, 2024, decreasing by 3.0% from $342 million for the three months ended March 31, 2023. As a percentage of revenues, reported selling, general and administrative expenses for contract talent solutions were 37.4% in the first quarter of 2024, up from 32.1% in the first quarter of 2023. Selling, general and administrative expenses for contract talent solutions, on an adjusted basis, were $300 million for the three months ended March 31, 2024, down 6.5% from $321 million for the three months ended March 31, 2023. As a percentage of revenues, adjusted selling, general and administrative expenses for contract talent solutions were 33.9% in the first quarter of 2024, up from 30.2% in the first quarter of 2023, due primarily to negative leverage as revenues decreased as a result of economic conditions during the quarter.
Selling, general and administrative expenses for permanent placement talent solutions were $117 million for the three months ended March 31, 2024, decreasing by 13.5% from $135 million for the three months ended March 31, 2023. As a percentage of revenues, reported selling, general and administrative expenses for permanent placement talent solutions were 93.4% in the first quarter of 2024, up from 86.0% in the first quarter of 2023. As a percentage of revenues, adjusted selling, general and administrative expenses for permanent placement was 90.3% in the first quarter of 2024, up from 84.6% in the first quarter of 2023, due primarily to negative leverage as revenues decreased as a result of economic conditions during the quarter.
Selling, general and administrative expenses for Protiviti were $73 million for the three months ended March 31, 2024, decreasing by 2.9% from $75 million for the three months ended March 31, 2023. As a percentage of revenues, selling, general and administrative expenses for Protiviti services were 15.8% in the first quarter of 2024, up from 15.3% in the first quarter of 2023, due primarily to negative leverage as revenues decreased as a result of economic conditions during the quarter.
The Company’s selling, general and administrative expenses by reportable segment are summarized as follows: (in thousands):

	Three Months Ended March 31,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2024	2023	2024	2023	2024	2023	2024	2023
Selling, General and Administrative Expenses
Contract talent solutions	$331,588	$341,722	$300,452	$321,479	37.4%	32.1%	33.9%	30.2%
Permanent placement talent solutions	116,576	134,844	112,693	132,568	93.4%	86.0%	90.3%	84.6%
Protiviti	73,431	75,663	73,431	75,663	15.8%	15.3%	15.8%	15.3%
Total	$521,595	$552,229	$486,576	$529,710	35.3%	32.2%	33.0%	30.9%
The following tables provide reconciliations of the non-GAAP selling, general and administrative expenses to reported selling, general and administrative expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31, 2024
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$331,588	37.4%	$116,576	93.4%	$73,431	15.8%	$521,595	35.3%
Adjustments (1)	(31,136)	(3.5%)	(3,883)	(3.1%)	—	—	(35,019)	(2.3%)
As Adjusted	$300,452	33.9%	$112,693	90.3%	$73,431	15.8%	$486,576	33.0%

	Three Months Ended March 31, 2023
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$341,722	32.1%	$134,844	86.0%	$75,663	15.3%	$552,229	32.2%
Adjustments (1)	(20,243)	(1.9%)	(2,276)	(1.4%)	—	—	(22,519)	(1.3%)
As Adjusted	$321,479	30.2%	$132,568	84.6%	$75,663	15.3%	$529,710	30.9%
(1)Changes in the Company’s employee deferred compensation plan obligations related to talent solutions operations are included in selling, general and administrative expenses, while the related investment income is presented separately. The non-GAAP financial adjustments shown in the table above are to reclassify investment income from investments held in employee deferred compensation trusts to the same line item that includes the corresponding change in obligation. These adjustments have no impact on income before income taxes.
Income from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation plan obligations change and adjustments are recorded in selling, general and administrative expenses, or in the case of Protiviti, costs of services. The value of the related investment trust assets also changes by the equal and offsetting amount, leaving no net costs to the Company. The Company’s income from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments and is presented separately on the unaudited Condensed Consolidated Statements of Operations. The Company’s income from investments held in employee deferred compensation trusts was $43 million and $27 million for the three months ended March 31, 2024 and 2023, respectively. The income from trust investments during the first quarter of 2024 was due to positive market returns.
Income Before Income Taxes and Segment Income. The Company’s total income before income taxes was $91 million, or 6.1% of revenues, for the three months ended March 31, 2024, down from $169 million, or 9.8% of revenues, for the three months ended March 31, 2023. Combined segment income was $85 million, or 5.7% of revenues, for the three months ended March 31, 2024, down from $165 million, or 9.6% of revenues, for the three months ended March 31, 2023.
The Company’s non-GAAP combined segment income is summarized as follows (in thousands):

	Three Months Ended March 31,
	2024	% of Revenue	2023	% of Revenue
Combined Segment Income
Contract talent solutions	$50,118	5.6%	$102,146	9.6%
Permanent placement talent solutions	11,855	9.5%	23,827	15.2%
Protiviti	22,605	4.9%	38,821	7.9%
Total	$84,578	5.7%	$164,794	9.6%
The following table provides a reconciliation of the non-GAAP combined segment income to reported income before income taxes for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	% of Revenue	2023	% of Revenue
Income before income taxes	$90,687	6.1%	$168,898	9.8%
Interest income, net	(6,413)	(0.4%)	(4,825)	(0.2%)
Amortization of intangible assets	304	0.0%	721	0.0%
Combined segment income	$84,578	5.7%	$164,794	9.6%
Provision for income taxes. The provision for income taxes was 29.8% and 27.8% for the three months ended March 31, 2024 and 2023, respectively. The higher tax rate for 2024 can be attributed to the impact of nondeductible expenses and lower income tax benefit related to restricted stock vesting.

In 2021, the Organization for Economic Co-operation and Development established an inclusive framework on base erosion and profit shifting and agreed on a two-pillar solution (“Pillar Two”) to global taxation, focusing on global profit allocation and a 15% global minimum effective tax rate. The Company considered the applicable tax law changes from Pillar Two implementation in the relevant countries, and there is no material impact to its tax provision for the three months ended March 31, 2024. While the Company monitors developments and evaluates their potential impact on future periods, it does not expect Pillar Two to significantly impact its 2024 financial results.
Liquidity and Capital Resources
The change in the Company’s liquidity during the three months ended March 31, 2024 and 2023, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, investment in employee deferred compensation trusts, net of redemptions from employee deferred compensation trusts, repurchases of common stock, and payment of dividends.
Cash and cash equivalents were $541 million and $548 million at March 31, 2024 and 2023, respectively. Operating activities used net cash flows of $16 million during the three months ended March 31, 2024, combined with $22 million and $144 million of net cash used in investing activities and financing activities, respectively. Operating activities provided cash flows of $66 million during the three months ended March 31, 2023, offset by $63 million and $117 million of net cash used in investing activities and financing activities, respectively. Fluctuations in foreign currency exchange rates had the effect of decreasing reported cash and cash equivalents by $9 million during the three months ended March 31, 2024, compared to an increase of $3 million during the three months ended March 31, 2023.
Operating activities—Net cash used in operating activities for the three months ended March 31, 2024, was composed of net income of $64 million adjusted upward for non-cash items of $5 million, offset by net cash used in changes in working capital of $85 million. Net cash provided by operating activities for the three months ended March 31, 2023, was composed of net income of $122 million adjusted upward for non-cash items of $17 million, offset by net cash used in changes in working capital of $73 million.
Investing activities—Cash used in investing activities for the three months ended March 31, 2024, was $22 million. This was composed of capital expenditures of $12 million, investments in employee deferred compensation trusts of $33 million, partially offset by proceeds from employee deferred compensation trusts redemptions of $23 million. Cash used in investing activities for the three months ended March 31, 2023, was $63 million. This was composed of capital expenditures of $9 million and investments in employee deferred compensation trusts of $71 million, and $1 million in payments related to an acquisition, partially offset by proceeds from employee deferred compensation trusts redemptions of $18 million.
Capital expenditures, including $8 million for cloud computing arrangements, for the three months ended March 31, 2024, totaled $20 million, approximately 65% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s sustainability and future growth opportunities. Capital expenditures for cloud computing arrangements are included in cash flows from operating activities on the Company’s Condensed Consolidated Statements of Cash Flows. Capital expenditures included amounts spent on tenant improvements and furniture and equipment in the Company’s leased offices. The Company currently expects that 2024 capital expenditures will range from $90 million to $110 million, of which $50 million to $60 million relates to software initiatives and technology infrastructure, including capitalized costs related to implementation of cloud computing arrangements.
Financing activities—Cash used in financing activities for the three months ended March 31, 2024, was $144 million. This included repurchases of $86 million in common stock and $58 million in dividends paid to stockholders. Cash used in financing activities for the three months ended March 31, 2023, was $117 million. This included repurchases of $63 million in common stock and $54 million in dividends paid to stockholders.
As of March 31, 2024, the Company is authorized to repurchase, from time to time, up to 10.0 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the three months ended March 31, 2024 and 2023, the Company repurchased 0.8 million shares, at a cost of $61 million, and 0.5 million shares, at a cost of $38 million, on the open market, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the three months ended March 31, 2024 and 2023, such repurchases totaled 0.3 million shares, at a cost of $21 million, and 0.3 million shares, at a cost of $22 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital at March 31, 2024, included $541 million in cash and cash equivalents and $861 million in net accounts receivable, both of which will be a significant source of ongoing liquidity and financial resilience. The

Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
There is limited visibility into future cash flows as the Company’s revenues and net income are largely dependent on macroeconomic conditions. The Company’s variable direct costs related to its contract talent solutions business will largely fluctuate in relation to its revenues.
The Company has an unsecured revolving credit facility (the “Credit Agreement”) of $100.0 million, which matures in May 2026. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing will be calculated according to the Adjusted Term Secured Overnight Financing Rate (“SOFR”), or an alternative base rate, plus an applicable margin. The Credit Agreement is subject to certain financial covenants and the Company was in compliance with these covenants as of March 31, 2024. There were no borrowings under the Credit Agreement as of March 31, 2024, or December 31, 2023.
On May 1, 2024, the Company announced a quarterly dividend of $0.53 per share to be paid to all shareholders of record as of May 24, 2024. The dividend will be paid on June 14, 2024.
Material Cash Requirements from Contractual Obligations
Leases. As of March 31, 2024, the Company reported current and long-term operating lease liabilities of $76 million and $165 million, respectively. These balances consist of the minimum rental commitments for April 2024 and thereafter, discounted to reflect the Company’s cost of borrowing, under noncancellable lease contracts executed as of March 31, 2024.
The majority of these leases are for real estate. In the event the Company vacates a location prior to the end of the lease term, the Company may be obliged to continue making lease payments. For further information, see Note G—“Leases” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
Purchase Obligations. Purchase obligations are discussed in more detail in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to the Company’s contractual purchase obligations during the first quarter of 2024.
Employee Deferred Compensation Plan. As of March 31, 2024, the Company reported employee deferred compensation plan obligations of $608 million in its accompanying unaudited Condensed Consolidated Statements of Financial Position. The balances are due to employees based upon elections they make at the time of deferring their funds. The timing of these payments may change based upon factors including termination of the Company’s employment arrangement with a participant. These obligations are funded through contributions to investment trusts whose assets at March 31, 2024, are substantially equal to the obligations. Assets of these plans are held by an independent trustee for the sole benefit of participating employees and consist of money market funds and mutual funds. For further information, see Note J—“Employee Deferred Compensation Plan Obligations” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
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
For the three months ended March 31, 2024, approximately 22.6% of the Company’s revenues were generated outside of the U.S. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Australian dollar and Brazilian real, British pound, Canadian dollar and Euro, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s international markets, the Company’s reported results vary.

During the first three months of 2024, the U.S. dollar fluctuated, and generally weakened, against the primary currencies in which the Company conducts business, compared to one year ago. Foreign currency exchange rates had the effect of increasing reported service revenues by $1.7 million, or 0.1%, in the first quarter of 2024 compared to the same period one year ago. The general weakening of the U.S. dollar also affected the reported level of expenses incurred in the Company’s international operations. Because substantially all the Company’s international operations generated revenues and incurred expenses within the same country and currency, the effect of lower reported revenues is largely offset by the decrease in reported operating expenses. Reported net income was $0.1 million, or 0.1%, lower in the first quarter of 2024 compared to the same period one year ago due to the effect of currency exchange rates. If currency exchange rates were to remain at March 31, 2024 levels throughout the remainder of 2024, the currency impact on the Company’s full-year reported revenues and operating expenses would be consistent with the first quarter of 2024 results. Should current trends continue, the impact to reported net income would be immaterial.
For the one month ended April 30, 2024, the U.S. dollar has strengthened against the primary currencies in which the Company conducts business since March 31, 2024. If foreign currency exchange rates were to remain at April 2024 levels throughout 2024, the currency impact on the Company’s full-year reported revenues would be unfavorable, offset by a favorable impact on operating expenses. These results will likely have an immaterial impact on reported net income.
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
ITEM 4. Controls and Procedures
Management, including the Company’s President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In accordance with this review, no material changes to controls and procedures were made in the three months ended March 31, 2024.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
On March 23, 2015, Plaintiff Jessica Gentry, on her own behalf and on behalf of a putative class of allegedly similarly situated individuals, filed a complaint against the Company in the Superior Court of California, San Francisco County, which was subsequently amended on October 23, 2015. The complaint alleges that a putative class of current and former employees of the Company working in California since March 13, 2010, were denied compensation for the time they spent interviewing “for temporary and permanent employment opportunities” as well as performing activities related to the interview process. Gentry seeks recovery on her own behalf and on behalf of the putative class in an unspecified amount for this allegedly unpaid compensation. Gentry also seeks recovery of an unspecified amount for the alleged failure of the Company to provide her and the putative class with accurate wage statements. Gentry also seeks an unspecified amount of other damages, attorneys’ fees, and statutory penalties, including penalties for allegedly not paying all wages due upon separation to former employees and statutory penalties on behalf of herself and other allegedly “aggrieved employees” as defined by California’s Labor Code Private Attorneys General Act (“PAGA”). On January 4, 2016, the Court denied a motion by the Company to compel all of Gentry’s claims, except the PAGA claim, to individual arbitration. On March 8, 2024, the Court issued an order certifying: (1) a class of California-based temporary employees who attended at least one uncompensated interview with a third-party client at any time since March 13, 2010; (2) a subclass of class members who held a prior temporary job assignment before interviewing for a subsequent assignment; and (3) a subclass of class members who are no longer employed by the Company (i.e., a “waiting time penalties” subclass). At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding and, accordingly, no amounts have been provided in the Company’s Financial Statements. The Company believes it has meritorious defenses to the allegations and the Company intends to continue to vigorously defend against the litigation.
There have been no material developments with regard to any of the other legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023.
ITEM 1A. Risk Factors
There have not been any material changes with regard to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (d)
January 1, 2024 to January 31, 2024	248	(a)	$84.56	—	10,786,101
February 1, 2024 to February 29, 2024	402,252	(b)	$80.02	300,000	10,486,101
March 1, 2024 to March 31, 2024	625,163	(c)	$79.36	460,395	10,025,706
Total January 1, 2024 to March 31, 2024	1,027,663			760,395

(a)Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(b)Includes 102,252 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(c)Includes 164,768 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(d)Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 138,000,000 shares have been authorized for repurchase, of which 127,974,294 shares have been repurchased as of March 31, 2024.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosure
Not applicable.
ITEM 5. Other Information

None.

ITEM 6. Exhibits

3.1	Restated Certificate of Incorporation of Robert Half Inc., incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated July 17, 2023.

3.2	Amended and Restated By-Laws of Robert Half Inc.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.1	Part I, Item 1 of this Form 10-Q formatted in Inline XBRL.

104	Cover page of this Form 10-Q formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INC. (Registrant)

/s/Michael C. Buckley
Michael C. Buckley Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: May 2, 2024