Form 10-Q
period 2024-06-30
ROBERT HALF INC.
filed 2024-07-31
CIK 315213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 FORM 10-Q
______________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2024:
104,056,508 shares of $0.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$547,370	$731,740
Accounts receivable, net	893,467	860,872
Employee deferred compensation trust assets	638,480	571,046
Other current assets	148,023	133,481
Total current assets	2,227,340	2,297,139
Property and equipment, net	113,202	108,809
Right-of-use assets	200,640	209,256
Goodwill	237,640	237,970
Noncurrent deferred income taxes	144,427	140,135
Other noncurrent assets	14,500	17,480
Total assets	$2,937,749	$3,010,789
LIABILITIES
Accounts payable and accrued expenses	$158,980	$156,662
Accrued payroll and benefit costs	386,702	413,933
Employee deferred compensation plan obligations	627,990	572,913
Income taxes payable	18,645	11,144
Current operating lease liabilities	70,947	80,459
Total current liabilities	1,263,264	1,235,111
Noncurrent operating lease liabilities	167,974	161,440
Other noncurrent liabilities	26,356	25,887
Total liabilities	1,457,594	1,422,438
Commitments and Contingencies (Note K)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 260,000,000 shares; issued and outstanding 104,055,679 shares and 105,208,817 shares	104	105
Additional paid-in capital	1,387,110	1,354,703
Accumulated other comprehensive loss	(50,591)	(32,626)
Retained earnings	143,532	266,169
Total stockholders’ equity	1,480,155	1,588,351
Total liabilities and stockholders’ equity	$2,937,749	$3,010,789

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Service revenues	$1,472,524	$1,639,478	$2,948,461	$3,355,813
Costs of services	895,845	979,309	1,808,985	2,005,912
Gross margin	576,679	660,169	1,139,476	1,349,901
Selling, general and administrative expenses	500,832	541,904	1,022,427	1,094,133
Income from investments held in employee deferred compensation trusts (which is completely offset by related costs and expenses - Note A)	(15,733)	(28,347)	(59,109)	(55,638)
Amortization of intangible assets	304	721	608	1,442
Interest income, net	(5,186)	(5,320)	(11,599)	(10,145)
Income before income taxes	96,462	151,211	187,149	320,109
Provision for income taxes	28,306	44,919	55,292	91,812
Net income	$68,156	$106,292	$131,857	$228,297

Net income per share:
Basic	$0.66	$1.00	$1.27	$2.15
Diluted	$0.66	$1.00	$1.27	$2.14

Weighted average shares:
Basic	103,151	106,102	103,469	106,260
Diluted	103,328	106,422	103,864	106,775

Dividends declared per share	$0.53	$0.48	$1.06	$0.96

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
COMPREHENSIVE INCOME (LOSS):
Net income	$68,156	$106,292	$131,857	$228,297
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(6,628)	2,114	(18,050)	6,966
Foreign defined benefit plan adjustments, net of tax	42	34	85	68
Total other comprehensive income (loss)	(6,586)	2,148	(17,965)	7,034
Total comprehensive income (loss)	$61,570	$108,440	$113,892	$235,331

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2023	105,209	$105	$1,354,703	$(32,626)	$266,169	$1,588,351
Net income	—	—	—	—	63,701	63,701
Other comprehensive income (loss)	—	—	—	(11,379)	—	(11,379)
Dividends declared ($0.53 per share)	—	—	—	—	(56,382)	(56,382)
Net issuances of restricted stock	751	1	(1)	—	—	—
Stock-based compensation	—	—	16,777	—	—	16,777
Repurchases of common stock	(1,028)	(1)	—	—	(81,822)	(81,823)
Balance at March 31, 2024	104,932	$105	$1,371,479	$(44,005)	$191,666	$1,519,245

Net income	—	—	—	—	68,156	68,156
Other comprehensive income (loss)	—	—	—	(6,586)	—	(6,586)
Dividends declared ($0.53 per share)	—	—	—	—	(55,407)	(55,407)
Net issuances of restricted stock	27	—	—	—	—	—
Stock-based compensation	—	—	15,631	—	—	15,631
Repurchases of common stock	(903)	(1)	—	—	(60,883)	(60,884)
Balance at June 30, 2024	104,056	$104	$1,387,110	$(50,591)	$143,532	$1,480,155

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2022	107,698	$108	$1,293,565	$(43,623)	$318,508	$1,568,558
Net income	—	—	—	—	122,005	122,005
Other comprehensive income (loss)	—	—	—	4,886	—	4,886
Dividends declared ($0.48 per share)	—	—	—	—	(52,529)	(52,529)
Net issuances of restricted stock	831	1	(1)	—	—	—
Stock-based compensation	—	—	15,434	—	—	15,434
Repurchases of common stock	(766)	(1)	—	—	(59,872)	(59,873)
Balance at March 31, 2023	107,763	$108	$1,308,998	$(38,737)	$328,112	$1,598,481

Net income	—	—	—	—	106,292	106,292
Other comprehensive income (loss)	—	—	—	2,148	—	2,148
Dividends declared ($0.48 per share)	—	—	—	—	(51,565)	(51,565)
Net issuances of restricted stock	23	—	—	—	—	—
Stock-based compensation	—	—	15,453	—	—	15,453
Repurchases of common stock	(654)	(1)	—	—	(45,537)	(45,538)
Balance at June 30, 2023	107,132	$107	$1,324,451	$(36,589)	$337,302	$1,625,271

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$131,857	$228,297
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	565	3,529
Depreciation	25,520	25,229
Amortization of cloud computing implementation costs	18,586	16,351
Amortization of intangible assets	608	1,442
Realized and unrealized gains from investments held in employee deferred compensation trusts	(54,411)	(51,843)
Stock-based compensation	32,408	30,887
Deferred income taxes	(4,227)	(3,583)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(42,521)	45,943
Capitalized cloud computing implementation costs	(15,557)	(20,184)
Accounts payable and accrued expenses	7,276	(21,882)
Accrued payroll and benefit costs	(22,558)	(26,539)
Employee deferred compensation plan obligations	55,077	56,418
Income taxes payable	1,834	67,672
Other assets and liabilities, net	(8,422)	(5,134)
Net cash flows provided by operating activities	126,035	346,603

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24,174)	(19,093)
Investments in employee deferred compensation trusts	(42,718)	(81,714)
Proceeds from employee deferred compensation trust redemptions	29,695	24,053
Payments for acquisition	(264)	(1,035)
Net cash flows used in investing activities	(37,461)	(77,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(146,191)	(104,664)
Dividends paid	(112,248)	(104,680)
Net cash flows used in financing activities	(258,439)	(209,344)
Effect of exchange rate fluctuations	(14,505)	4,667
Change in cash and cash equivalents	(184,370)	64,137
Cash and cash equivalents at beginning of period	731,740	658,626
Cash and cash equivalents at end of period	$547,370	$722,763

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Repurchases of common stock awaiting settlement	$—	$3,684
Fund exchanges within employee deferred compensation trusts	$47,518	$70,608
Contingent consideration related to acquisition	$26	$350
The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2024

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
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. As of June 30, 2024, such estimates include allowances for credit losses, variable consideration, workers’ compensation losses, accrued medical expenses, income and other taxes, and assumptions used in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions. Actual results and outcomes may differ from management’s estimates and assumptions.
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
Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs were $14.6 million and $27.9 million for the three and six months ended June 30, 2024, respectively, and $14.6 million and $27.9 million for the three and six months ended June 30, 2023, respectively.
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

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2024
The following table presents the Company’s income from investments held in employee deferred compensation trusts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Dividend income	$(2,627)	$(2,232)	$(4,698)	$(3,795)
Realized and unrealized gains	(13,106)	(26,115)	(54,411)	(51,843)
Income from investments held in employee deferred compensation trusts (which is completely offset by related costs and expenses)	$(15,733)	$(28,347)	$(59,109)	$(55,638)
The following table presents the Company’s increase in employee deferred compensation costs and expense related to changes in the fair value of trust assets for its nonqualified employee deferred compensation plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Increase in employee deferred compensation costs and expense related to changes in the fair value of trust assets	$15,733	$28,347	$59,109	$55,638
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
June 30, 2024
The following tables summarize the Company’s financial instruments by significant category and fair value measurement on a recurring basis (in thousands):

		Fair Value Measurements Using
	Balance at June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$291,587	$291,587	—	—

Employee deferred compensation trust assets
Money market funds	$127,042	$127,042	—	—
Mutual funds - bond	37,498	37,498	—	—
Mutual funds - stock	370,585	370,585	—	—
Mutual funds - blend	103,355	103,355	—	—
Total employee deferred compensation trust assets	$638,480	$638,480	—	—

		Fair Value Measurements Using
	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$351,230	$351,230	—	—

Employee deferred compensation trust assets
Money market funds	$124,710	$124,710	—	—
Mutual funds - bond	35,373	35,373	—	—
Mutual funds - stock	316,764	316,764	—	—
Mutual funds - blend	94,199	94,199	—	—
Total employee deferred compensation trust assets	$571,046	$571,046	—	—

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

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2024
The following table sets forth the activity in the allowance for credit losses from December 31, 2023, through June 30, 2024 (in thousands):

Allowance for Credit Losses
Balance as of December 31, 2023	$25,189
Charges to expense	565
Deductions	(3,419)
Other, including foreign currency translation adjustments	(280)
Balance as of June 30, 2024	$22,055
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
June 30, 2024
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
The following table presents the Company’s revenues disaggregated by functional specialization and segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contract talent solutions
Finance and accounting	$623,120	$721,391	$1,265,090	$1,499,224
Administrative and customer support	190,344	211,023	390,276	430,373
Technology	157,899	181,776	315,869	375,858
Elimination of intersegment revenues (a)	(116,466)	(114,807)	(229,280)	(240,598)
Total contract talent solutions	854,897	999,383	1,741,955	2,064,857
Permanent placement talent solutions	131,063	149,254	255,830	305,991
Protiviti	486,564	490,841	950,676	984,965
Total service revenues	$1,472,524	$1,639,478	$2,948,461	$3,355,813
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

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2024
Contracts with multiple performance obligations are recognized as performance obligations are delivered, and contract value is allocated based on relative stand-alone selling values of the services and products in the arrangement. As of June 30, 2024, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $182.9 million. Of this amount, $156.5 million is expected to be recognized within the next twelve months. As of June 30, 2023, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $160.3 million.
Contract liabilities are recorded when cash payments are received or due in advance of performance and are reflected in accounts payable and accrued expenses on the unaudited Condensed Consolidated Statements of Financial Position. The following table sets forth the activity in contract liabilities from December 31, 2023, through June 30, 2024 (in thousands):

Contract Liabilities
Balance as of December 31, 2023	$24,574
Payments in advance of satisfaction of performance obligations	18,159
Revenue recognized	(27,374)
Other, including translation adjustments	(316)
Balance as of June 30, 2024	$15,043

Note D—Other Current Assets
Other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid expenses	$72,857	$67,999
Unamortized cloud computing implementation costs	30,222	31,049
Other	44,944	34,433
Other current assets	$148,023	$133,481

Note E—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Computer hardware	$148,682	$150,165
Computer software	224,775	220,004
Furniture and equipment	99,766	99,547
Leasehold improvements	200,032	187,806
Property and equipment, cost	673,255	657,522
Accumulated depreciation	(560,053)	(548,713)
Property and equipment, net	$113,202	$108,809

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2024
Note F—Other Noncurrent Assets
Other noncurrent assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Unamortized cloud computing implementation costs	$12,675	$15,047
Other intangible assets, net	1,825	2,433
Other noncurrent assets	$14,500	$17,480
Note G—Leases
The Company has operating leases for corporate and field offices, and certain equipment. The Company’s leases have remaining lease terms of less than 1 year to 11 years, some of which include options to extend the leases for up to 7 years, and some of which include options to terminate the leases within 1 year. Operating lease expense was $21.2 million and $42.4 million for the three and six months ended June 30, 2024, respectively, and $22.5 million and $44.9 million for the three and six months ended June 30, 2023, respectively.
Supplemental cash flow information related to leases consisted of the following (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for operating lease liabilities	$45,284	$48,145
Right-of-use assets obtained in exchange for new operating lease liabilities	$40,668	$25,914
Supplemental balance sheet information related to leases consisted of the following:

	June 30, 2024	December 31, 2023
Weighted average remaining lease term for operating leases	4.4 years	4.3 years
Weighted average discount rate for operating leases	3.6%	3.2%
Future minimum lease payments under non-cancellable leases as of June 30, 2024, were as follows (in thousands):

2024 (excluding the six months ended June 30, 2024)	$44,736
2025	65,792
2026	52,964
2027	34,753
2028	22,386
Thereafter	42,915
Less: Imputed interest	(24,625)
Present value of operating lease liabilities (a)	$238,921
(a) Includes the current portion of $70.9 million for operating leases.
As of June 30, 2024, the Company had additional future minimum lease obligations totaling $11.7 million under executed operating lease contracts that had not yet commenced. These operating leases include agreements for corporate and field office facilities with lease terms of 1 to 11 years.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2024
Note H—Goodwill
The following table sets forth the activity in goodwill from December 31, 2023 through June 30, 2024 (in thousands):

	Goodwill
	Contract talent solutions	Permanent placement talent solutions	Protiviti	Total
Balance as of December 31, 2023	$134,287	$26,131	$77,552	$237,970
Foreign currency translation adjustments	(152)	(29)	(149)	(330)
Balance as of June 30, 2024	$134,135	$26,102	$77,403	$237,640

The Company completed its annual assessment of the recoverability of goodwill during the three months ended June 30, 2024, and determined there were no events or circumstances that would more likely than not reduce the fair value of the Company’s reporting units below their carrying value.
Note I—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Payroll and benefits	$352,117	$367,830
Payroll taxes	19,885	31,439
Workers’ compensation	14,700	14,664
Accrued payroll and benefit costs	$386,702	$413,933
Note J—Employee Deferred Compensation Plan Obligations
The Company provides various qualified defined contribution 401(k) plans covering eligible employees. The plans offer a savings feature with the Company matching employee contributions. Assets of this plan are held by an independent trustee for the sole benefit of participating employees.
Nonqualified plans are provided for employees on a discretionary basis, including those not eligible for the qualified plans. These plans include provisions for salary deferrals and discretionary contributions. The asset value of the nonqualified plans was $638.5 million and $571.0 million as of June 30, 2024 and December 31, 2023, respectively. The Company holds these assets to satisfy the Company’s liabilities under its deferred compensation plans. The liability value for the nonqualified plans was $628.0 million and $572.9 million as of June 30, 2024 and December 31, 2023, respectively.
Contribution expenses for the Company’s qualified and nonqualified defined contribution plans were $11.4 million and $24.8 million for the three and six months ended June 30, 2024, respectively, and $11.5 million and $22.8 million for the three and six months ended June 30, 2023, respectively.
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

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2024
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
The Company has an unsecured revolving credit facility (the “Credit Agreement”) of $100.0 million, which matures May 2026. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing which will be calculated according to the Adjusted Term Secured Overnight Financing Rate (“SOFR”), or an alternative base rate, plus an applicable margin. The Credit Agreement is subject to certain financial covenants and the Company was in compliance with these covenants as of June 30, 2024. There were no borrowings under the Credit Agreement as of June 30, 2024, or December 31, 2023.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2024
Note L—Stockholders’ Equity
Stock Repurchase Program. As of June 30, 2024, the Company is authorized to repurchase, from time to time, up to 9.1 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the six months ended June 30, 2024 and 2023, are reflected in the following table (in thousands):

	Six Months Ended June 30,
	2024	2023
Common stock repurchased (in shares)	1,660	1,137
Common stock repurchased	$121,272	$83,678
Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. The number and the cost of employee stock plan repurchases made during the six months ended June 30, 2024 and 2023, are reflected in the following table (in thousands):

	Six Months Ended June 30,
	2024	2023
Repurchases related to employee stock plans (in shares)	271	283
Repurchases related to employee stock plans	$21,435	$21,733
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for the six months ended June 30, 2024 and 2023, (consisting of purchases of shares for the treasury) is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.
Repurchases of shares and issuances of dividends are applied first to the extent of retained earnings and any remaining amounts are applied to additional paid-in capital.
Note M—Net Income Per Share
The calculation of net income per share for the three and six months ended June 30, 2024 and 2023, is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$68,156	$106,292	$131,857	$228,297
Basic:
Weighted average shares	103,151	106,102	103,469	106,260
Diluted:
Weighted average shares	103,151	106,102	103,469	106,260
Dilutive effect of potential common shares	177	320	395	515
Diluted weighted average shares	103,328	106,422	103,864	106,775
Net income per share:
Basic	$0.66	$1.00	$1.27	$2.15
Diluted	$0.66	$1.00	$1.27	$2.14

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2024
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
The following table provides a reconciliation of service revenues and segment income by reportable segment to consolidated results for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service revenues
Contract talent solutions	$854,897	$999,383	$1,741,955	$2,064,857
Permanent placement talent solutions	131,063	149,254	255,830	305,991
Protiviti	486,564	490,841	950,676	984,965
	$1,472,524	$1,639,478	$2,948,461	$3,355,813
Segment income
Contract talent solutions	$38,146	$81,316	$88,264	$183,462
Permanent placement talent solutions	16,148	21,730	28,003	45,557
Protiviti	37,286	43,566	59,891	82,387
Combined segment income	91,580	146,612	176,158	311,406
Amortization of intangible assets	304	721	608	1,442
Interest income, net	(5,186)	(5,320)	(11,599)	(10,145)
Income before income taxes	$96,462	$151,211	$187,149	$320,109
Service revenues presented above are shown net of eliminations of intersegment revenues. Intersegment revenues between contract talent solutions segment and Protiviti segment were $116.5 million and $229.3 million for the three and six months ended June 30, 2024, respectively, and $114.8 million and $240.6 million for the three and six months ended June 30, 2023, respectively.
Revenue and direct costs related to the intersegment activity are reflected in the Protiviti segment, including the costs of candidate payroll, fringe benefits and incremental recruiter compensation.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2024
Note O—Subsequent Events
On July 30, 2024, the Company announced the following:

Quarterly dividend per share	$0.53
Declaration date	July 30, 2024
Record date	August 23, 2024
Payment date	September 13, 2024

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain information contained in Management’s Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the future operating results or financial positions of Robert Half Inc. (the “Company”). Forward-looking statements are not guarantees or promises that goals or targets will be met. These statements may be identified by words such as “anticipate,” “potential,” “estimate,” “forecast,” “target,” “project,” “plan,” “intend,” “believe,” “expect,” “should,” “could,” “would,” “may,” “might,” “will,” or variations or negatives thereof or by similar or comparable words or phrases. In addition, historical, current, and forward-looking information about the Company’s environmental, social, and governance (“ESG”) and compliance programs, including targets or goals, may not be considered material for the Securities and Exchange Commission (“SEC”) or other mandatory reporting purposes and may be based on standards for measuring progress that are still developing, on internal controls, diligence, or processes that are evolving, on representations reviewed or provided by third parties, and on assumptions that are subject to change in the future. Forward-looking statements are estimates only, based on management’s current expectations, currently available information and current strategy, plans, or forecasts, and involve certain known and unknown risks, uncertainties, and assumptions that are difficult to predict and often beyond our control and are inherently uncertain. Forward-looking statements are subject to risks and uncertainties that could cause actual results, outcomes, or the timing of these results or outcomes, to differ materially from those expressed or implied in the statements. These risks and uncertainties include, but are not limited to, the following: changes to or new interpretations of United States of America (“U.S.”) or international tax regulations; the global financial and economic situation; changes in levels of unemployment and other economic conditions in the U.S. or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of candidates for contract employment or the Company’s ability to attract candidates; the development, proliferation and adoption of artificial intelligence (“AI”) by the Company and the third parties it serves; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company’s services, on the Company’s ability to maintain its margins; the possibility of the Company incurring liability for its activities, including the activities of its engagement professionals, or for events impacting its engagement professionals on clients’ premises; the possibility that adverse publicity could impact the Company’s ability to attract and retain clients and candidates; the success of the Company in attracting, training, and retaining qualified management personnel and other staff employees; the Company’s ability to comply with governmental regulations affecting personnel services businesses in particular or employer/employee relationships in general; whether there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; the Company’s reliance on short-term contracts for a significant percentage of its business; litigation relating to prior or current transactions or activities, including litigation that may be disclosed from time to time in the Company’s SEC filings; the impact of extreme weather conditions on the Company and its candidates and clients; the ability of the Company to manage its international operations and comply with foreign laws and regulations; the impact of fluctuations in foreign currency exchange rates; the possibility that the additional costs the Company will incur as a result of health care or other reform legislation may adversely affect the Company’s profit margins or the demand for the Company’s services; the possibility that the Company’s computer and communications hardware and software systems could be damaged or their service interrupted or the Company could experience a cybersecurity breach; and the possibility that the Company may fail to maintain adequate financial and management controls, and as a result suffer errors in its financial reporting. Additionally, with respect to Protiviti, other risks and uncertainties include the fact that future success will depend on its ability to retain employees and attract clients; there can be no assurance that there will be ongoing demand for broad-based consulting, regulatory compliance, technology services, public sector or other high-demand advisory services; failure to produce projected revenues could adversely affect financial results; and there is the possibility of involvement in litigation relating to prior or current transactions or activities. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results. Except as required by law, the Company undertakes no obligation to update information in this report, whether as a result of new information, future events, or otherwise, and notwithstanding any historical practice of doing so.
Executive Overview
Revenue and net income results for the second quarter were within the range of management’s expectations. Client and candidate caution continues to impact hiring activity and new project starts as macroeconomic and interest rate uncertainty persists.
During the first half of 2024, service revenues were $2.95 billion, a decrease of 12.1% from the prior year. Net income was $132 million and diluted net income per share was $1.27.

Demand for the Company’s contract talent solutions, permanent placement talent solutions, and Protiviti is largely dependent upon general economic and labor trends, both domestically and abroad. The U.S. real gross domestic product increased 2.8% during the first half of 2024, while the unemployment rate increased from 3.7% for December 2023 to 4.1% at the end of the second quarter of 2024. Although recent metrics are modestly off their peaks, global labor markets remain tight and the scarcity of talent persists. In the U.S., unemployment stands near a 50-year low and remains even lower for those with a college degree, where the rate is 2.4%. However, the urgency and velocity of the demand is impacted by the prolonged period of macroeconomic uncertainty, which has impacted consumer confidence. Client budgets remain constrained, and candidates are reluctant to change jobs. This subdues short-term demand and elongates sales cycles. However, job openings remain elevated and are indicative of pent-up future demand.
The Company is confident about its ability to weather the current global macroeconomic environment and its growth prospects as the macro confidence returns. Clients continue to hire, but are generally maintaining internal headcounts based on the anticipated difficulty in finding suitable replacements, resulting in less churn in the labor markets.
The Company continues to invest in technology and innovation to fuel the Company’s core business strategy, which combines the skills, judgment and expertise of the Company’s specialized talent solutions professionals with world-class AI tools. The Company continues to leverage its proprietary data assets to enhance the AI tools the Company’s recruiters use to discover, assess and select talent for the Company’s clients and the AI tools the Company’s recruiters use to effectively target leads for additional revenue.
The Company monitors various economic indicators and business trends in all of the countries in which it operates to anticipate demand for the Company’s services. These trends are evaluated to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends and productivity metrics. Visibility into future revenues is limited not only due to the dependence on macroeconomic and labor market conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, the Company’s headcount and other investments are typically assessed on at least a quarterly basis. During the first half of 2024, the Company decreased headcount for its contract talent solutions, while the full-time headcount for its permanent placement talent solutions remained flat, when compared to prior year-end levels. In addition, the full-time headcount for Protiviti increased when compared to prior year-end levels.
Critical Accounting Policies and Estimates
The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes to the Company’s critical accounting policies or estimates for the six months ended June 30, 2024.
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
Three Months Ended June 30, 2024 and 2023
Service Revenues. The Company’s revenues were $1.47 billion for the three months ended June 30, 2024, a decrease of 10.2% compared to $1.64 billion for the three months ended June 30, 2023. Revenues from U.S. operations decreased 9.6% to $1.15 billion (78.1% of total revenue) for the three months ended June 30, 2024, compared to $1.27 billion (77.6% of total revenue) for the three months ended June 30, 2023. Revenues from international operations decreased 12.2% to $323 million (21.9% of total revenue) for the three months ended June 30, 2024, compared to $368 million (22.4% of total revenue) for the three months ended June 30, 2023. Contributing factors for each reportable segment are discussed below in further detail.
Contract talent solutions revenues were $855 million for the three months ended June 30, 2024, decreasing by 14.5% compared to revenues of $1.00 billion for the three months ended June 30, 2023. Key drivers of contract talent solutions revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. The decrease in contract talent solutions revenues for the three months ended June 30, 2024, was primarily due to a 14.8% decrease in the number of hours worked by the Company’s engagement professionals, partially offset by a 1.1% increase in average bill rates. On an as adjusted basis, contract talent solutions revenues decreased 14.4% for the second quarter of 2024, compared to the second quarter of 2023. In the U.S., revenues in the second quarter of 2024 decreased 15.7% on an as reported basis, and decreased 15.8% on an as adjusted basis, compared to the second quarter of 2023. International revenues for the second quarter of 2024 decreased 10.0% on an as reported basis, and decreased 9.4% on an as adjusted basis compared to the second quarter of 2023.

Permanent placement talent solutions revenues were $131 million for the three months ended June 30, 2024, decreasing by 12.2% compared to revenues of $149 million for the three months ended June 30, 2023. Key drivers of permanent placement talent solutions revenues consist of the number of candidate placements and average fees earned per placement. The decrease in permanent placement talent revenues for the three months ended June 30, 2024, was due to a 13.4% decrease in the number of placements, partially offset by a 1.2% increase in average fees earned per placement. On an as adjusted basis, permanent placement talent solutions revenues decreased 12.0% for the second quarter of 2024, compared to the second quarter of 2023. In the U.S., revenues for the second quarter of 2024 decreased 11.5% on an as reported basis, and decreased 11.7% on an as adjusted basis, compared to the second quarter of 2023. International revenues for the second quarter of 2024 decreased 13.8% on an as reported basis and decreased 13.0% on an as adjusted basis, compared to the second quarter of 2023. Historically, demand for permanent placement talent solutions is even more sensitive to economic and labor market conditions than demand for contract talent solutions and this is expected to continue.
Protiviti revenues were $487 million for the three months ended June 30, 2024, decreasing by 0.9% compared to revenues of $491 million for the three months ended June 30, 2023. Key drivers of Protiviti revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. The decrease in Protiviti revenues for the three months ended June 30, 2024, was due to a 1.5% decrease in billable hours, partially offset by a 0.6% increase in average hourly bill rates. On an as adjusted basis, Protiviti revenues decreased 0.9% for the second quarter of 2024, compared to the second quarter of 2023. In the U.S., revenues in the second quarter of 2024 increased 3.3% on an as reported basis, and increased 3.1% on an as adjusted basis, compared to the second quarter of 2023. International revenues for the second quarter of 2024 decreased 16.2% on an as reported basis and decreased 15.9% on an as adjusted basis, compared to the second quarter of 2023.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended June 30, 2024, is presented in the following table:

	Global	United States	International
Contract talent solutions
As Reported	-14.5%	-15.7%	-10.0%
Billing Days Impact	-0.3%	-0.1%	-1.1%
Currency Impact	0.4%	―	1.7%
As Adjusted	-14.4%	-15.8%	-9.4%
Permanent placement talent solutions
As Reported	-12.2%	-11.5%	-13.8%
Billing Days Impact	-0.3%	-0.2%	-1.0%
Currency Impact	0.5%	―	1.8%
As Adjusted	-12.0%	-11.7%	-13.0%
Protiviti
As Reported	-0.9%	3.3%	-16.2%
Billing Days Impact	-0.3%	-0.2%	-1.0%
Currency Impact	0.3%	―	1.3%
As Adjusted	-0.9%	3.1%	-15.9%
Gross Margin.    The Company’s gross margin dollars were $577 million for the three months ended June 30, 2024, down 12.6% from $660 million for the three months ended June 30, 2023. Contributing factors for each reportable segment are discussed below in further detail.
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
Gross margin dollars for contract talent solutions were $336 million for the three months ended June 30, 2024, decreasing by 15.7% from $399 million for the three months ended June 30, 2023. As a percentage of revenues, gross margin dollars for contract talent solutions were 39.3% in the second quarter of 2024, down from 39.9% in the second quarter of 2023. The decrease in gross margin percentage was primarily due to lower conversion revenues.

Gross margin dollars for permanent placement talent solutions represent revenues less reimbursable expenses. Gross margin dollars for permanent placement talent solutions were $131 million for the three months ended June 30, 2024, down 12.2% from $149 million for the three months ended June 30, 2023. Because reimbursable expenses for permanent placement talent solutions are de minimis, the decrease in gross margin dollars is substantially explained by the decrease in revenues previously discussed.
Gross margin dollars for Protiviti represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs, and reimbursable expenses. The primary drivers of Protiviti’s gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s Protiviti staff. Gross margin dollars for Protiviti were $110 million for the three months ended June 30, 2024, down 2.5% from $112 million for the three months ended June 30, 2023. As a percentage of revenues, reported gross margin dollars for Protiviti were 22.5% in the second quarter of 2024, down from 22.9% in the second quarter of 2023. As a percentage of revenues, adjusted gross margin dollars for Protiviti were 23.2% in the second quarter of 2024, down from 24.0% in the second quarter of 2023. The year-over-year decrease in adjusted gross margin percentage was primarily due to the relative composition of and number of professional staff and their respective pay and bill rates
The Company’s gross margin by reporting segment is summarized as follows (in thousands):

	Three Months Ended June 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2024	2023	2024	2023	2024	2023	2024	2023
Gross Margin
Contract talent solutions	$336,161	$398,636	$336,161	$398,636	39.3%	39.9%	39.3%	39.9%
Permanent placement talent solutions	130,801	148,975	130,801	148,975	99.8%	99.8%	99.8%	99.8%
Protiviti	109,717	112,558	112,947	117,882	22.5%	22.9%	23.2%	24.0%
Total	$576,679	$660,169	$579,909	$665,493	39.2%	40.3%	39.4%	40.6%
The following tables provide reconciliations of the non-GAAP adjusted gross margin to reported gross margin for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30, 2024
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$336,161	39.3%	$130,801	99.8%	$109,717	22.5%	$576,679	39.2%
Adjustments (1)	—	—	—	—	3,230	0.7%	3,230	0.2%
As Adjusted	$336,161	39.3%	$130,801	99.8%	$112,947	23.2%	$579,909	39.4%

	Three Months Ended June 30, 2023
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$398,636	39.9%	$148,975	99.8%	$112,558	22.9%	$660,169	40.3%
Adjustments (1)	—	—	—	—	5,324	1.1%	5,324	0.3%
As Adjusted	$398,636	39.9%	$148,975	99.8%	$117,882	24.0%	$665,493	40.6%
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

Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation, and occupancy costs. The Company’s reported selling, general and administrative expenses were $501 million for the three months ended June 30, 2024, decreasing by 7.6% from $542 million for the three months ended June 30, 2023. As a percentage of revenues, reported selling, general and administrative expenses were 34.0% in the second quarter of 2024, up from 33.1% in the second quarter of 2023. The Company’s adjusted selling, general and administrative expenses were $488 million for the three months ended June 30, 2024, down 5.9% from $519 million for the three months ended June 30, 2023. As a percentage of revenues, adjusted selling, general and administrative expenses were 33.2% in the second quarter of 2024, up from 31.6% in the second quarter of 2023. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for contract talent solutions, on an as reported basis, were $309 million for the three months ended June 30, 2024, decreasing by 8.5% from $338 million for the three months ended June 30, 2023. As a percentage of revenues, reported selling, general and administrative expenses for contract talent solutions were 36.1% in the second quarter of 2024, up from 33.8% in the second quarter of 2023. As a percentage of revenues, adjusted selling, general and administrative expenses for contract talent solutions were 34.9% in the second quarter of 2024, up from 31.8% in the second quarter of 2023, due primarily to negative leverage as revenues decreased as a result of economic conditions during the quarter.
Selling, general and administrative expenses for permanent placement talent solutions were $116 million for the three months ended June 30, 2024, decreasing by 10.4% from $130 million for the three months ended June 30, 2023. As a percentage of revenues, reported selling, general and administrative expenses for permanent placement talent solutions were 88.7% in the second quarter of 2024, up from 87.0% in the second quarter of 2023. As a percentage of revenues, adjusted selling, general and administrative expenses for permanent placement was 87.5% in the second quarter of 2024, up from 85.3% in the second quarter of 2023, due primarily to negative leverage as revenues decreased as a result of economic conditions during the quarter.
Selling, general and administrative expenses for Protiviti were $76 million for the three months ended June 30, 2024, increasing by 1.8% from $74 million for the three months ended June 30, 2023. As a percentage of revenues, selling, general and administrative expenses for Protiviti services were 15.6% in the second quarter of 2024, up from 15.1% in the second quarter of 2023.
The Company’s selling, general and administrative expenses by reportable segment are summarized as follows: (in thousands):

	Three Months Ended June 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2024	2023	2024	2023	2024	2023	2024	2023
Selling, General and Administrative Expenses
Contract talent solutions	$308,886	$337,742	$298,015	$317,320	36.1%	33.8%	34.9%	31.8%
Permanent placement talent solutions	116,285	129,846	114,653	127,245	88.7%	87.0%	87.5%	85.3%
Protiviti	75,661	74,316	75,661	74,316	15.6%	15.1%	15.6%	15.1%
Total	$500,832	$541,904	$488,329	$518,881	34.0%	33.1%	33.2%	31.6%
The following tables provide reconciliations of the non-GAAP selling, general and administrative expenses to reported selling, general and administrative expenses for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30, 2024
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$308,886	36.1%	$116,285	88.7%	$75,661	15.6%	$500,832	34.0%
Adjustments (1)	(10,871)	(1.2%)	(1,632)	(1.2%)	—	—	(12,503)	(0.8%)
As Adjusted	$298,015	34.9%	$114,653	87.5%	$75,661	15.6%	$488,329	33.2%

	Three Months Ended June 30, 2023
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$337,742	33.8%	$129,846	87.0%	$74,316	15.1%	$541,904	33.1%
Adjustments (1)	(20,422)	(2.0%)	(2,601)	(1.7%)	—	—	(23,023)	(1.5%)
As Adjusted	$317,320	31.8%	$127,245	85.3%	$74,316	15.1%	$518,881	31.6%
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
Income from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation plan obligations change and adjustments are recorded in selling, general and administrative expenses, or in the case of Protiviti, costs of services. This incremental expense is completely offset by investment income related to the employee deferred compensation trust. The value of the related investment trust assets also changes by the equal and offsetting amount, leaving no net costs to the Company. The Company’s income from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments and is presented separately on the unaudited Condensed Consolidated Statements of Operations. The Company’s income from investments held in employee deferred compensation trusts was $16 million and $28 million for the three months ended June 30, 2024 and 2023, respectively. The income from trust investments during the second quarter of 2024 was due to positive market returns.
Income Before Income Taxes and Segment Income. The Company’s total income before income taxes was $96 million, or 6.6% of revenues, for the three months ended June 30, 2024, down from $151 million, or 9.2% of revenues, for the three months ended June 30, 2023. Combined segment income was $92 million, or 6.2% of revenues, for the three months ended June 30, 2024, down from $147 million, or 8.9% of revenues, for the three months ended June 30, 2023.
The Company’s non-GAAP combined segment income is summarized as follows (in thousands):

	Three Months Ended June 30,
	2024	% of Revenue	2023	% of Revenue
Combined Segment Income
Contract talent solutions	$38,146	4.5%	$81,316	8.1%
Permanent placement talent solutions	16,148	12.3%	21,730	14.6%
Protiviti	37,286	7.7%	43,566	8.9%
Total	$91,580	6.2%	$146,612	8.9%
The following table provides a reconciliation of the non-GAAP combined segment income to reported income before income taxes for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	% of Revenue	2023	% of Revenue
Income before income taxes	$96,462	6.6%	$151,211	9.2%
Interest income, net	(5,186)	(0.4%)	(5,320)	(0.3%)
Amortization of intangible assets	304	0.0%	721	0.0%
Combined segment income	$91,580	6.2%	$146,612	8.9%

Provision for income taxes. The provision for income taxes was 29.3% and 29.7% for the three months ended June 30, 2024 and 2023, respectively.
In 2021, the Organization for Economic Co-operation and Development established an inclusive framework on base erosion and profit shifting and agreed on a two-pillar solution (“Pillar Two”) to global taxation, focusing on global profit allocation and a 15% global minimum effective tax rate. The Company continues to monitor developments and evaluate any potential tax impacts from Pillar Two. There were no material impacts for the three months ended June 30, 2024, nor are any expected throughout the remainder of 2024.
Six Months Ended June 30, 2024 and 2023
Service Revenues. The Company’s revenues were $2.95 billion for the six months ended June 30, 2024, a decrease of 12.1% compared to $3.36 billion for the six months ended June 30, 2023. Revenues from U.S. operations decreased 12.3% to $2.29 billion (77.7% of total revenue) for the six months ended June 30, 2024, compared to $2.61 billion (77.9% of total revenue) for the six months ended June 30, 2023. Revenues from international operations decreased 11.6% to $657 million (22.3% of total revenue) for the six months ended June 30, 2024, compared to $743 million (22.1% of total revenue) for the six months ended June 30, 2023. Contributing factors for each reportable segment are discussed below in further detail.
Contract talent solutions revenues were $1.74 billion for the six months ended June 30, 2024, decreasing by 15.6% compared to revenues of $2.07 billion for the six months ended June 30, 2023. Key drivers of contract talent solutions revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. The decrease in contract talent solutions revenues for the six months ended June 30, 2024, was primarily due to a 16.5% decrease in the number of hours worked by the Company’s engagement professionals, partially offset by a 1.7% increase in average bill rates. On an as adjusted basis, contract talent solutions revenues in the first half of 2024 decreased 15.3% compared to the first half of 2023. In the U.S., revenues in the first half of 2024 decreased 17.4% on an as reported basis, and decreased 17.3% on as adjusted basis, compared to the first half of 2023. International revenues for the first half of 2024 decreased 9.2% on an as reported basis, and decreased 8.4% on an as adjusted basis, compared to the first half of 2023.
Permanent placement talent solutions revenues were $256 million for the six months ended June 30, 2024, decreasing by 16.4% compared to revenues of $306 million for the six months ended June 30, 2023. Key drivers of permanent placement talent solutions revenues consist of the number of candidate placements and average fees earned per placement. The decrease in permanent placement staffing revenues for the six months ended June 30, 2024, was due to a 20.0% decrease in the number of placements, partially offset by a 3.6% increase in average fees earned per placement. On an as adjusted basis, permanent placement talent solutions revenues decreased 16.0% for the first half of 2024, compared to the first half of 2023. In the U.S., revenues for the first half of 2024 decreased 15.5% on an as reported basis, and decreased 15.3% on an as adjusted basis, compared to the first half of 2023. International revenues for the first half of 2024 decreased 18.6% on an as reported basis, and decreased 17.7% on an as adjusted basis, compared to the first half of 2023. Historically, demand for permanent placement talent solutions is even more sensitive to economic and labor market conditions than demand for contract talent solutions and this is expected to continue.
Protiviti revenues were $951 million for the six months ended June 30, 2024, decreasing by 3.5% compared to revenues of $985 million for the six months ended June 30, 2023. Key drivers of Protiviti revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. The decrease in Protiviti revenues for the six months ended June 30, 2024, was due to a 5.4% decrease in billable hours, partially offset by a 1.9% increase in average hourly bill rates. On an as adjusted basis, Protiviti revenues decreased 3.1% for the first half of 2024, compared to the first half of 2023. In the U.S., revenues in the first half of 2024 decreased 0.8% on an as reported basis, and decreased 0.6% on an as adjusted basis, compared to the first half of 2023. International revenues in the first half of 2024 decreased 13.8% on an as reported basis, and decreased 13.1% on an as adjusted basis, compared to the first half of 2023.

A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the six months ended June 30, 2024, is presented in the following table:

	Global	United States	International
Contract talent solutions
As Reported	-15.6%	-17.4%	-9.2%
Billing Days Impact	0.2%	0.1%	0.3%
Currency Impact	0.1%	―	0.5%
As Adjusted	-15.3%	-17.3%	-8.4%
Permanent placement talent solutions
As Reported	-16.4%	-15.5%	-18.6%
Billing Days Impact	0.2%	0.2%	0.1%
Currency Impact	0.2%	―	0.8%
As Adjusted	-16.0%	-15.3%	-17.7%
Protiviti
As Reported	-3.5%	-0.8%	-13.8%
Billing Days Impact	0.3%	0.2%	0.2%
Currency Impact	0.1%	―	0.5%
As Adjusted	-3.1%	-0.6%	-13.1%
Gross Margin.    The Company’s gross margin dollars were $1.14 billion for the six months ended June 30, 2024, down 15.6% from $1.35 billion for the six months ended June 30, 2023. Contributing factors for each reportable segment are discussed below in further detail.
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
Gross margin dollars for contract talent solutions were $687 million for the six months ended June 30, 2024, down 16.5% from $822 million for the six months ended June 30, 2023. As a percentage of revenues, gross margin dollars for contract talent solutions were 39.4% in the first half of 2024, down from 39.8% in the first half of 2023. The decrease in gross margin percentage was primarily due to lower conversion revenues.
Gross margin dollars for permanent placement talent solutions represent revenues less reimbursable expenses. Gross margin dollars for permanent placement talent solutions were $255 million for the six months ended June 30, 2024, down 16.4% from $305 million for the six months ended June 30, 2023. Because reimbursable expenses for permanent placement talent solutions are de minimis, the decrease in gross margin dollars is substantially explained by the decrease in revenues previously discussed.
Gross margin dollars for Protiviti represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs, and reimbursable expenses. The primary drivers of Protiviti’s gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s Protiviti staff. Gross margin dollars for Protiviti were $197 million for the six months ended June 30, 2024, down 11.2% from $222 million for the six months ended June 30, 2023. As a percentage of revenues, reported gross margin dollars for Protiviti were 20.8% in the first half of 2024, down from 22.6% in the first half of 2023. As a percentage of revenues, adjusted gross margin dollars for Protiviti were 22.0% in the first half of 2024, down from 23.6% in the first half of 2023. The year-over-year decrease in adjusted gross margin percentage was primarily due to the relative composition of and number of professional staff and their respective pay and bill rates

The Company’s gross margin by reportable segment are summarized as follows: (in thousands):

	Six Months Ended June 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2024	2023	2024	2023	2024	2023	2024	2023
Gross Margin
Contract talent solutions	$686,731	$822,261	$686,731	$822,261	39.4%	39.8%	39.4%	39.8%
Permanent placement talent solutions	255,349	305,370	255,349	305,370	99.8%	99.8%	99.8%	99.8%
Protiviti	197,396	222,270	208,983	232,366	20.8%	22.6%	22.0%	23.6%
Total	$1,139,476	$1,349,901	$1,151,063	$1,359,997	38.6%	40.2%	39.0%	40.5%
The following tables provide reconciliations of the non-GAAP adjusted gross margin to reported gross margin for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30, 2024
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$686,731	39.4%	$255,349	99.8%	$197,396	20.8%	$1,139,476	38.6%
Adjustments (1)	—	—	—	—	11,587	1.2%	11,587	0.4%
As Adjusted	$686,731	39.4%	$255,349	99.8%	$208,983	22.0%	$1,151,063	39.0%

	Six Months Ended June 30, 2023
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$822,261	39.8%	$305,370	99.8%	$222,270	22.6%	$1,349,901	40.2%
Adjustments (1)	—	—	—	—	10,096	1.0%	10,096	0.3%
As Adjusted	$822,261	39.8%	$305,370	99.8%	$232,366	23.6%	$1,359,997	40.5%
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
Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation, and occupancy costs. The Company’s reported selling, general and administrative expenses were $1.02 billion for the six months ended June 30, 2024, down 6.6% from $1.09 billion for the six months ended June 30, 2023. As a percentage of revenues, reported selling, general and administrative expenses were 34.7% in the first half of 2024, up from 32.6% in the first half of 2023. The Company’s adjusted selling, general and administrative expenses were $975 million for the six months ended June 30, 2024, down 7.0% from $1.05 billion for the six months ended June 30, 2023. As a percentage of revenues, adjusted selling, general and administrative expenses were 33.1% in the first half of 2024, up from 31.2% in the first half of 2023. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for contract talent solutions, on an as-reported basis, were $640 million for the six months ended June 30, 2024, decreasing by 5.7% from $679 million for the six months ended June 30, 2023. As a percentage of revenues, reported selling, general and administrative expenses for contract talent solutions were 36.8% in the first half of 2024, up from 32.9% in the first half of 2023. Selling, general and administrative expenses for contract talent solutions, on an adjusted basis, were $598 million for the six months ended June 30, 2024, down 6.3% from $639 million for the six months ended June 30, 2023. As a percentage of revenues, adjusted selling, general and administrative expenses for contract talent solutions were 34.4% in the first half of 2024, up from 30.9% in the first half of 2023, due primarily to negative leverage as revenues decreased as a result of economic conditions.

Selling, general and administrative expenses for permanent placement talent solutions were $233 million for the six months ended June 30, 2024, decreasing by 12.0% from $265 million for the six months ended June 30, 2023. As a percentage of revenues, reported selling, general and administrative expenses for permanent placement talent solutions were 91.0% in the first half of 2024, up from 86.5% in the first half of 2023. As a percentage of revenues, adjusted selling, general and administrative expenses for permanent placement talent solutions were 88.9% in the first half of 2024, up from 84.9% in the first half of 2023, due primarily to negative leverage as revenues decreased as a result of economic conditions.
Selling, general and administrative expenses for Protiviti were $149 million for the six months ended June 30, 2024, decreasing by 0.6% from $150 million for the six months ended June 30, 2023. As a percentage of revenues, selling, general and administrative expenses for Protiviti were 15.7% in the first half of 2024, up from 15.2% in the first half of 2023, due primarily to negative leverage as revenues decreased as a result of economic conditions.
The Company’s selling, general and administrative expenses by reportable segment are summarized as follows: (in thousands):

	Six Months Ended June 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2024	2023	2024	2023	2024	2023	2024	2023
Selling, General and Administrative Expenses
Contract talent solutions	$640,474	$679,464	$598,467	$638,799	36.8%	32.9%	34.4%	30.9%
Permanent placement talent solutions	232,861	264,690	227,346	259,813	91.0%	86.5%	88.9%	84.9%
Protiviti	149,092	149,979	149,092	149,979	15.7%	15.2%	15.7%	15.2%
Total	$1,022,427	$1,094,133	$974,905	$1,048,591	34.7%	32.6%	33.1%	31.2%
The following tables provide reconciliations of the non-GAAP selling, general and administrative expenses to reported selling, general and administrative expenses for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30, 2024
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$640,474	36.8%	$232,861	91.0%	$149,092	15.7%	$1,022,427	34.7%
Adjustments (1)	(42,007)	(2.4%)	(5,515)	(2.1%)	—	—	(47,522)	(1.6%)
As Adjusted	$598,467	34.4%	$227,346	88.9%	$149,092	15.7%	$974,905	33.1%

	Six Months Ended June 30, 2023
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$679,464	32.9%	$264,690	86.5%	$149,979	15.2%	$1,094,133	32.6%
Adjustments (1)	(40,665)	(2.0%)	(4,877)	(1.6%)	—	—	(45,542)	(1.4%)
As Adjusted	$638,799	30.9%	$259,813	84.9%	$149,979	15.2%	$1,048,591	31.2%
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

Income from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation plan obligations change and adjustments are recorded in selling, general and administrative expenses, or in the case of Protiviti, costs of services. The value of the related investment trust assets also changes by the equal and offsetting amount, leaving no net costs to the Company. The Company’s income from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments and is presented separately on the unaudited Condensed Consolidated Statements of Operations. The Company’s income from investments held in employee deferred compensation trusts was $59 million and $56 million for the six months ended June 30, 2024 and 2023, respectively. The income from trust investments was due to positive market returns during the first half of 2024.
Income Before Income Taxes and Segment Income. The Company’s total income before income taxes was $187 million, or 6.3% of revenues, for the six months ended June 30, 2024, down from $320 million, or 9.5% of revenues, for the six months ended June 30, 2023. Combined segment income was $176 million, or 6.0% of revenues, for the six months ended June 30, 2024, down from $311 million, or 9.3% of revenues, for the six months ended June 30, 2023.
The Company’s non-GAAP combined segment income is summarized as follows (in thousands):

	Six Months Ended June 30,
	2024	% of Revenue	2023	% of Revenue
Combined Segment Income
Contract talent solutions	$88,264	5.1%	$183,462	8.9%
Permanent placement talent solutions	28,003	10.9%	45,557	14.9%
Protiviti	59,891	6.3%	82,387	8.4%
Total	$176,158	6.0%	$311,406	9.3%
The following table provides a reconciliation of the non-GAAP combined segment income to reported income before income taxes for the six months ended June 30, 2024, and 2023 (in thousands):

	Six Months Ended June 30,
	2024	% of Revenue	2023	% of Revenue
Income before income taxes	$187,149	6.3%	$320,109	9.5%
Interest income, net	(11,599)	(0.3%)	(10,145)	(0.2)%
Amortization of intangible assets	608	0.0%	1,442	0.0%
Combined segment income	$176,158	6.0%	$311,406	9.3%
Provision for income taxes. The provision for income taxes was 29.5% and 28.7% for the six months ended June 30, 2024 and 2023, respectively. The higher tax rate for 2024 can primarily be attributed to the impact of nondeductible expenses.
Liquidity and Capital Resources
The change in the Company’s liquidity during the six months ended June 30, 2024 and 2023, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, investment in employee deferred compensation trusts, net of redemptions from employee deferred compensation trusts, repurchases of common stock, and payment of dividends.
Cash and cash equivalents were $547 million and $723 million at June 30, 2024 and 2023, respectively. Operating activities provided cash flows of $126 million during the six months ended June 30, 2024, partially offset by $38 million and $258 million of net cash used in investing activities and financing activities, respectively. Operating activities provided cash flows of $347 million during the six months ended June 30, 2023, offset by $78 million and $210 million of net cash used in investing activities and financing activities, respectively. Fluctuations in foreign currency exchange rates had the effect of decreasing reported cash and cash equivalents by $15 million during the six months ended June 30, 2024, compared to an increase of $5 million during the six months ended June 30, 2023.

Operating activities—Net cash used in operating activities for the six months ended June 30, 2024, was composed of net income of $132 million adjusted upward for non-cash items of $19 million, offset by net cash used in changes in working capital of $25 million. Net cash provided by operating activities for the six months ended June 30, 2023, was composed of net income of $228 million adjusted upward for non-cash items of $22 million and net cash provided by changes in working capital of $97 million.
Investing activities—Cash used in investing activities for the six months ended June 30, 2024, was $38 million. This was composed of capital expenditures of $24 million and investments in employee deferred compensation trusts of $43 million, partially offset by proceeds from employee deferred compensation trusts redemptions of $29 million. Cash used in investing activities for the six months ended June 30, 2023, was $78 million. This was composed of capital expenditures of $19 million, investments in employee deferred compensation trusts of $82 million, and $1 million in payments related to an acquisition, partially offset by proceeds from employee deferred compensation trusts redemptions of $24 million.
Capital expenditures, including $16 million for cloud computing arrangements, for the six months ended June 30, 2024, totaled $40 million, approximately 64% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s sustainability and future growth opportunities. Capital expenditures for cloud computing arrangements are included in cash flows from operating activities on the Company’s Condensed Consolidated Statements of Cash Flows. Capital expenditures included amounts spent on tenant improvements and furniture and equipment in the Company’s leased offices. The Company currently expects that 2024 capital expenditures will range from $80 million to $100 million, of which $40 million to $50 million relates to software initiatives and technology infrastructure, including capitalized costs related to implementation of cloud computing arrangements.
Financing activities—Cash used in financing activities for the six months ended June 30, 2024, was $258 million. This included repurchases of $146 million in common stock and $112 million in dividends paid to stockholders. Cash used in financing activities for the six months ended June 30, 2023, was $210 million. This included repurchases of $105 million in common stock and $105 million in dividends paid to stockholders.
As of June 30, 2024, the Company is authorized to repurchase, from time to time, up to 9.1 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the six months ended June 30, 2024 and 2023, the Company repurchased 1.7 million shares, at a cost of $121 million, and 1.1 million shares, at a cost of $83 million, on the open market, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the six months ended June 30, 2024 and 2023, such repurchases totaled 0.3 million shares, at a cost of $21 million, and 0.3 million shares, at a cost of $22 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital at June 30, 2024, included $547 million in cash and cash equivalents and $893 million in net accounts receivable, both of which will be a significant source of ongoing liquidity and financial resilience. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
There is limited visibility into future cash flows as the Company’s revenues and net income are largely dependent on macroeconomic conditions. The Company’s variable direct costs related to its contract talent solutions business will largely fluctuate in relation to its revenues.
The Company has an unsecured revolving credit facility (the “Credit Agreement”) of $100.0 million, which matures in May 2026. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing and will be calculated according to the Adjusted Term Secured Overnight Financing Rate (“SOFR”), or an alternative base rate, plus an applicable margin. The Credit Agreement is subject to certain financial covenants and the Company was in compliance with these covenants as of June 30, 2024. There were no borrowings under the Credit Agreement as of June 30, 2024, or December 31, 2023.
On July 30, 2024, the Company announced a quarterly dividend of $0.53 per share to be paid to all shareholders of record as of August 23, 2024. The dividend will be paid on September 13, 2024.

Material Cash Requirements from Contractual Obligations
Leases. As of June 30, 2024, the Company reported current and long-term operating lease liabilities of $71 million and $168 million, respectively. These balances consist of the minimum rental commitments for July 2024 and thereafter, discounted to reflect the Company’s cost of borrowing, under noncancellable lease contracts executed as of June 30, 2024.
The majority of these leases are for real estate. In the event the Company vacates a location prior to the end of the lease term, the Company may be obliged to continue making lease payments. For further information, see Note G—“Leases” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
Purchase Obligations. Purchase obligations are discussed in more detail in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to the Company’s contractual purchase obligations during the first half of 2024.
Employee Deferred Compensation Plan. As of June 30, 2024, the Company reported employee deferred compensation plan obligations of $628 million in its accompanying unaudited Condensed Consolidated Statements of Financial Position. The balances are due to employees based upon elections they make at the time of deferring their funds. The timing of these payments may change based upon factors including termination of the Company’s employment arrangement with a participant. These obligations are funded through contributions to investment trusts, whose assets as of June 30, 2024, were substantially equal to the obligations. Assets of these plans are held by an independent trustee for the sole benefit of participating employees and consist of money market funds and mutual funds. For further information, see Note J—“Employee Deferred Compensation Plan Obligations” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
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
For the six months ended June 30, 2024, approximately 22.3% of the Company’s revenues were generated outside of the U.S. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Australian dollar and Brazilian real, British pound, Canadian dollar and Euro, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s international markets, the Company’s reported results vary.
During the first six months of 2024, the U.S. dollar fluctuated, and generally strengthened, against the primary currencies in which the Company conducts business, compared to one year ago. Foreign currency exchange rates had the effect of decreasing reported service revenues by $4.2 million, or 0.1%, in the first half of 2024 compared to the same period one year ago. The general strengthening of the U.S. dollar also affected the reported level of expenses incurred in the Company’s international operations. Because substantially all the Company’s international operations generated revenues and incurred expenses within the same country and currency, the effect of lower reported revenues is largely offset by the decrease in reported operating expenses. Reported net income was $0.1 million, or 0.1%, lower in the first half of 2024 compared to the same period one year ago due to the effect of currency exchange rates. If currency exchange rates were to remain at June 30, 2024 levels throughout the remainder of 2024, the currency impact on the Company’s full-year reported revenues and operating expenses would be consistent with the first half of 2024 results. Should current trends continue, the impact to reported net income would be immaterial.
Fluctuations in foreign currency exchange rates impact the U.S. dollar amount of the Company’s stockholders’ equity. The assets and liabilities of the Company’s international subsidiaries are translated into U.S. dollars at the exchange rates in effect at period end. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. Although currency fluctuations impact the Company’s reported results and shareholders’ equity, such fluctuations generally do not affect cash flow or result in actual economic gains or losses. The Company generally has few cross-border transfers of funds, consisting of dividends from the Company’s foreign subsidiaries, and transfers to and from the U.S. related to intercompany working capital requirements.

ITEM 4. Controls and Procedures
Management, including the Company’s President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In accordance with this review, no material changes to controls and procedures were made in the three months ended June 30, 2024.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
There have been no material developments with regard to any of the other legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023, and its quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2024.
ITEM 1A. Risk Factors
There have not been any material changes with regard to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (c)
April 1, 2024 to April 30, 2024	103,041	(a)	$70.68	100,000	9,925,706
May 1, 2024 to May 31, 2024	550,000		$68.22	550,000	9,375,706
June 1, 2024 to June 30, 2024	250,480	(b)	$64.19	250,000	9,125,706
Total April 1, 2024 to June 30, 2024	903,521			900,000

(a)Includes 3,041 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(b)Includes 480 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(c)Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 138,000,000 shares have been authorized for repurchase, of which 128,874,294 shares have been repurchased as of June 30, 2024.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosure
Not applicable.
ITEM 5. Other Information

None.

ITEM 6. Exhibits

3.1	Restated Certificate of Incorporation of Robert Half Inc., incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated July 17, 2023.

3.2	Amended and Restated By-Laws of Robert Half Inc., incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 10-Q dated May 2, 2024.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.1	Part I, Item 1 of this Form 10-Q formatted in Inline XBRL.

104	Cover page of this Form 10-Q formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INC. (Registrant)

/s/Michael C. Buckley
Michael C. Buckley Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: July 31, 2024