Form 10-Q
period 2024-09-30
ROBERT HALF INC.
filed 2024-10-30
CIK 315213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

 FORM 10-Q
______________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2024:
103,250,884 shares of $0.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$570,466	$731,740
Accounts receivable, net	885,401	860,872
Employee deferred compensation trust assets	667,509	571,046
Other current assets	132,929	133,481
Total current assets	2,256,305	2,297,139
Property and equipment, net	119,588	108,809
Right-of-use assets	205,009	209,256
Goodwill	237,977	237,970
Noncurrent deferred income taxes	150,003	140,135
Other noncurrent assets	13,343	17,480
Total assets	$2,982,225	$3,010,789
LIABILITIES
Accounts payable and accrued expenses	$161,370	$156,662
Accrued payroll and benefit costs	404,417	413,933
Employee deferred compensation plan obligations	664,090	572,913
Income taxes payable	14,458	11,144
Current operating lease liabilities	65,917	80,459
Total current liabilities	1,310,252	1,235,111
Noncurrent operating lease liabilities	173,039	161,440
Other noncurrent liabilities	25,099	25,887
Total liabilities	1,508,390	1,422,438
Commitments and Contingencies (Note K)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 260,000,000 shares; issued and outstanding 103,246,830 shares and 105,208,817 shares	103	105
Additional paid-in capital	1,402,817	1,354,703
Accumulated other comprehensive loss	(33,461)	(32,626)
Retained earnings	104,376	266,169
Total stockholders’ equity	1,473,835	1,588,351
Total liabilities and stockholders’ equity	$2,982,225	$3,010,789

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Service revenues	$1,465,004	$1,563,812	$4,413,465	$4,919,625
Costs of services	893,348	922,873	2,702,333	2,928,785
Gross margin	571,656	640,939	1,711,132	1,990,840
Selling, general and administrative expenses	510,786	496,732	1,533,213	1,590,865
(Income) loss from investments held in employee deferred compensation trusts (which is completely offset by related costs and expenses - Note A)	(29,230)	14,275	(88,339)	(41,363)
Amortization of intangible assets	305	720	913	2,162
Interest income, net	(5,391)	(7,131)	(16,990)	(17,276)
Income before income taxes	95,186	136,343	282,335	456,452
Provision for income taxes	29,735	40,798	85,027	132,610
Net income	$65,451	$95,545	$197,308	$323,842

Net income per share:
Basic	$0.64	$0.91	$1.91	$3.06
Diluted	$0.64	$0.90	$1.91	$3.04

Weighted average shares:
Basic	102,175	105,340	103,034	105,950
Diluted	102,393	105,810	103,371	106,450

Dividends declared per share	$0.53	$0.48	$1.59	$1.44

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
COMPREHENSIVE INCOME (LOSS):
Net income	$65,451	$95,545	$197,308	$323,842
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	17,087	(13,442)	(963)	(6,476)
Foreign defined benefit plan adjustments, net of tax	43	34	128	102
Total other comprehensive income (loss)	17,130	(13,408)	(835)	(6,374)
Total comprehensive income (loss)	$82,581	$82,137	$196,473	$317,468

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2023	105,209	$105	$1,354,703	$(32,626)	$266,169	$1,588,351
Net income	—	—	—	—	63,701	63,701
Other comprehensive income (loss)	—	—	—	(11,379)	—	(11,379)
Dividends declared ($0.53 per share)	—	—	—	—	(56,382)	(56,382)
Net issuances of restricted stock	751	1	(1)	—	—	—
Stock-based compensation	—	—	16,777	—	—	16,777
Repurchases of common stock	(1,028)	(1)	—	—	(81,822)	(81,823)
Balance at March 31, 2024	104,932	$105	$1,371,479	$(44,005)	$191,666	$1,519,245

Net income	—	—	—	—	68,156	68,156
Other comprehensive income (loss)	—	—	—	(6,586)	—	(6,586)
Dividends declared ($0.53 per share)	—	—	—	—	(55,407)	(55,407)
Net issuances of restricted stock	27	—	—	—	—	—
Stock-based compensation	—	—	15,631	—	—	15,631
Repurchases of common stock	(903)	(1)	—	—	(60,883)	(60,884)
Balance at June 30, 2024	104,056	$104	$1,387,110	$(50,591)	$143,532	$1,480,155

Net income	—	—	—	—	65,451	65,451
Other comprehensive income (loss)	—	—	—	17,130	—	17,130
Dividends declared ($0.53 per share)	—	—	—	—	(54,760)	(54,760)
Net issuances of restricted stock	(8)	—	—	—	—	—
Stock-based compensation	—	—	15,707	—	—	15,707
Repurchases of common stock	(801)	(1)	—	—	(49,847)	(49,848)
Balance at September 30, 2024	103,247	$103	$1,402,817	$(33,461)	$104,376	$1,473,835

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

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$197,308	$323,842
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	2,481	7,812
Depreciation	38,713	37,963
Amortization of cloud computing implementation costs	27,537	25,202
Amortization of intangible assets	913	2,162
Realized and unrealized gains from investments held in employee deferred compensation trusts	(80,634)	(35,207)
Stock-based compensation	48,115	46,120
Deferred income taxes	(9,782)	(8,941)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(25,946)	66,585
Capitalized cloud computing implementation costs	(22,879)	(28,479)
Accounts payable and accrued expenses	5,266	(21,833)
Accrued payroll and benefit costs	(9,869)	(34,912)
Employee deferred compensation plan obligations	91,177	44,749
Income taxes payable	(4,688)	99,670
Other assets and liabilities, net	(2,076)	(2,485)
Net cash flows provided by operating activities	255,636	522,248

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(42,012)	(34,149)
Investments in employee deferred compensation trusts	(50,220)	(89,133)
Proceeds from employee deferred compensation trust redemptions	34,391	33,231
Payments for acquisition	(264)	(1,035)
Net cash flows used in investing activities	(58,105)	(91,086)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(195,548)	(198,888)
Dividends paid	(166,269)	(155,242)
Net cash flows used in financing activities	(361,817)	(354,130)
Effect of exchange rate fluctuations	3,012	(6,186)
Change in cash and cash equivalents	(161,274)	70,846
Cash and cash equivalents at beginning of period	731,740	658,626
Cash and cash equivalents at end of period	$570,466	$729,472

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Fund exchanges within employee deferred compensation trusts	$72,190	$88,758
Contingent consideration related to acquisition	$—	$350
The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2024

Note A—Summary of Significant Accounting Policies
Nature of Operations. Robert Half Inc. (the “Company”) is a specialized talent solutions and business consulting firm, connecting highly skilled job seekers with rewarding opportunities at great companies. Robert Half® offers contract talent solutions and permanent placement talent solutions for finance and accounting, technology, marketing and creative, legal, and administrative and customer support, and provides executive search services. Robert Half is also the parent company of Protiviti®, a global consulting firm that delivers internal audit, risk, business, and technology consulting solutions. The Company operates in North America, South America, Europe, Asia and Australia. The Company is a Delaware corporation.
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
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. As of September 30, 2024, such estimates include allowances for credit losses, variable consideration, workers’ compensation losses, accrued medical expenses, income and other taxes, and assumptions used in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions. Actual results and outcomes may differ from management’s estimates and assumptions.
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
Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs were $13.0 million and $40.8 million for the three and nine months ended September 30, 2024, respectively, and $13.4 million and $41.3 million for the three and nine months ended September 30, 2023, respectively.
(Income) Loss from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation plan obligations change and adjustments are recorded in selling, general and administrative expenses or, in the case of Protiviti, costs of services. The value of the related investment trust assets also changes by an equal and offsetting amount, leaving no net cost to the Company. The Company’s (income) loss from investments held in employee deferred compensation trusts consists of unrealized and realized gains and losses, and dividend income from trust investments and is presented separately on the unaudited Condensed Consolidated Statements of Operations.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2024
The following table presents the Company’s (income) loss from investments held in employee deferred compensation trusts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Dividend income	$(3,007)	$(2,361)	$(7,705)	$(6,156)
Realized and unrealized (gains) losses	(26,223)	16,636	(80,634)	(35,207)
(Income) loss from investments held in employee deferred compensation trusts (which is completely offset by related costs and expenses)	$(29,230)	$14,275	$(88,339)	$(41,363)
The following table presents the Company’s increase (decrease) in employee deferred compensation costs and expense related to changes in the fair value of trust assets for its nonqualified employee deferred compensation plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Increase (decrease) in employee deferred compensation costs and expense related to changes in the fair value of trust assets	$29,230	$(14,275)	$88,339	$41,363
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
September 30, 2024
The following tables summarize the Company’s financial instruments by significant category and fair value measurement on a recurring basis (in thousands):

		Fair Value Measurements Using
	Balance at September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$308,436	$308,436	—	—

Employee deferred compensation trust assets
Money market funds	$126,542	$126,542	—	—
Mutual funds - bond	39,692	39,692	—	—
Mutual funds - stock	391,463	391,463	—	—
Mutual funds - blend	109,812	109,812	—	—
Total employee deferred compensation trust assets	$667,509	$667,509	—	—

		Fair Value Measurements Using
	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$351,230	$351,230	—	—

Employee deferred compensation trust assets
Money market funds	$124,710	$124,710	—	—
Mutual funds - bond	35,373	35,373	—	—
Mutual funds - stock	316,764	316,764	—	—
Mutual funds - blend	94,199	94,199	—	—
Total employee deferred compensation trust assets	$571,046	$571,046	—	—

Certain items, such as goodwill and other intangible assets, are recognized or disclosed at fair value on a nonrecurring basis. The Company determines the fair value of these items using level 3 inputs. There are inherent limitations when estimating the fair value of financial instruments, and the fair values reported are not necessarily indicative of the amounts that would be realized in current market transactions.
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

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2024
The following table sets forth the activity in the allowance for credit losses from December 31, 2023, through September 30, 2024 (in thousands):

Allowance for Credit Losses
Balance as of December 31, 2023	$25,189
Charges to expense	2,481
Deductions	(5,351)
Other, including foreign currency translation adjustments	142
Balance as of September 30, 2024	$22,461
Note B—New Accounting Pronouncements

Recently Adopted Accounting Pronouncements
None.
Recently Issued Accounting Pronouncements Not Yet Adopted
Segment Reporting. In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in the ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU is effective for public filers for fiscal periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, however early adoption is permitted. The Company will first apply this amendment to its annual disclosures for the year ending December 31, 2024, and expects this amendment will result in additional disclosures to the Company’s segment financial information footnote. This amendment is not expected to have a material impact on the Company's consolidated financial statements.
Income Tax Disclosures. In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Under this ASU, public filers must disclose annually (1) specific categories in the rate reconciliation, and (2) provide additional information for reconciling items that meet a quantitative threshold, if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate. The new guidance is effective for public filers for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.
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
September 30, 2024
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
The following table presents the Company’s revenues disaggregated by functional specialization and segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contract talent solutions
Finance and accounting	$614,131	$676,588	$1,879,221	$2,175,812
Administrative and customer support	178,409	196,565	568,685	626,938
Technology	160,184	170,574	476,053	546,432
Elimination of intersegment revenues (a)	(122,321)	(100,630)	(351,601)	(341,228)
Total contract talent solutions	830,403	943,097	2,572,358	3,007,954
Permanent placement talent solutions	123,275	139,931	379,105	445,922
Protiviti	511,326	480,784	1,462,002	1,465,749
Total service revenues	$1,465,004	$1,563,812	$4,413,465	$4,919,625
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

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2024
Contracts with multiple performance obligations are recognized as performance obligations are delivered, and contract value is allocated based on relative stand-alone selling values of the services and products in the arrangement. As of September 30, 2024, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $187.0 million. Of this amount, $167.2 million is expected to be recognized within the next 12 months. As of September 30, 2023, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $150.2 million.
Contract liabilities are recorded when cash payments are received or due in advance of performance and are reflected in accounts payable and accrued expenses on the unaudited Condensed Consolidated Statements of Financial Position. The following table sets forth the activity in contract liabilities from December 31, 2023, through September 30, 2024 (in thousands):

Contract Liabilities
Balance as of December 31, 2023	$24,574
Payments in advance of satisfaction of performance obligations	28,922
Revenue recognized	(35,768)
Other, including translation adjustments	115
Balance as of September 30, 2024	$17,843

Note D—Other Current Assets
Other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid expenses	$55,940	$67,999
Unamortized cloud computing implementation costs	29,504	31,049
Other	47,485	34,433
Other current assets	$132,929	$133,481

Note E—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Computer hardware	$133,563	$150,165
Computer software	223,364	220,004
Furniture and equipment	96,917	99,547
Leasehold improvements	198,525	187,806
Property and equipment, cost	652,369	657,522
Accumulated depreciation	(532,781)	(548,713)
Property and equipment, net	$119,588	$108,809

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2024
Note F—Other Noncurrent Assets
Other noncurrent assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Unamortized cloud computing implementation costs	$11,822	$15,047
Other intangible assets, net	1,521	2,433
Other noncurrent assets	$13,343	$17,480
Note G—Leases
The Company has operating leases for corporate and field offices, and certain equipment. The Company’s leases have remaining lease terms of less than one year to 11 years, some of which include options to extend the leases for up to seven years, and some of which include options to terminate the leases within one year. Operating lease expense was $20.6 million and $62.9 million for the three and nine months ended September 30, 2024, respectively, and $22.2 million and $67.1 million for the three and nine months ended September 30, 2023, respectively.
Supplemental cash flow information related to leases consisted of the following (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for operating lease liabilities	$71,637	$71,633
Right-of-use assets obtained in exchange for new operating lease liabilities	$62,043	$46,838
Supplemental balance sheet information related to leases consisted of the following:

	September 30, 2024	December 31, 2023
Weighted average remaining lease term for operating leases	4.5 years	4.3 years
Weighted average discount rate for operating leases	3.7%	3.2%
Future minimum lease payments under non-cancellable leases as of September 30, 2024, were as follows (in thousands):

2024 (excluding the nine months ended September 30, 2024)	$20,068
2025	72,344
2026	58,755
2027	38,844
2028	26,474
Thereafter	48,237
Less: Imputed interest	(25,766)
Present value of operating lease liabilities (a)	$238,956
(a) Includes the current portion of $65.9 million for operating leases.
As of September 30, 2024, the Company had additional future minimum lease obligations totaling $16.2 million under executed operating lease contracts that had not yet commenced. These operating leases include agreements for corporate and field office facilities with lease terms of one to 11 years.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2024
Note H—Goodwill
The following table sets forth the activity in goodwill from December 31, 2023 through September 30, 2024 (in thousands):

	Goodwill
	Contract talent solutions	Permanent placement talent solutions	Protiviti	Total
Balance as of December 31, 2023	$134,287	$26,131	$77,552	$237,970
Foreign currency translation adjustments	82	16	(91)	7
Balance as of September 30, 2024	$134,369	$26,147	$77,461	$237,977
Note I—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Payroll and benefits	$377,101	$367,830
Payroll taxes	12,351	31,439
Workers’ compensation	14,965	14,664
Accrued payroll and benefit costs	$404,417	$413,933
Note J—Employee Deferred Compensation Plan Obligations
The Company provides various qualified defined contribution 401(k) plans covering eligible employees. The plans offer a savings feature with the Company matching employee contributions. Assets of this plan are held by an independent trustee for the sole benefit of participating employees.
Nonqualified plans are provided for employees on a discretionary basis, including those not eligible for the qualified plans. These plans include provisions for salary deferrals and discretionary contributions. The asset value of the nonqualified plans was $667.5 million and $571.0 million as of September 30, 2024 and December 31, 2023, respectively. The Company holds these assets to satisfy the Company’s liabilities under its deferred compensation plans. The liability value for the nonqualified plans was $664.1 million and $572.9 million as of September 30, 2024 and December 31, 2023, respectively.
Contribution expenses for the Company’s qualified and nonqualified defined contribution plans were $11.8 million and $36.6 million for the three and nine months ended September 30, 2024, respectively, and $10.7 million and $33.5 million for the three and nine months ended September 30, 2023, respectively.
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
September 30, 2024
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
The Company has an unsecured revolving credit facility (the “Credit Agreement”) of $100.0 million, which matures May 2026. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing which will be calculated according to the adjusted term Secured Overnight Financing Rate (“SOFR”), or an alternative base rate, plus an applicable margin. The Credit Agreement is subject to certain financial covenants, and the Company was in compliance with these covenants as of September 30, 2024. There were no borrowings under the Credit Agreement as of September 30, 2024, or December 31, 2023.
Note L—Stockholders’ Equity
Stock Repurchase Program. As of September 30, 2024, the Company is authorized to repurchase, from time to time, up to 8.3 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the nine months ended September 30, 2024 and 2023, are reflected in the following table (in thousands):

	Nine Months Ended September 30,
	2024	2023
Common stock repurchased (in shares)	2,460	2,362
Common stock repurchased	$171,047	$175,005

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2024
Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. The number and the cost of employee stock plan repurchases made during the nine months ended September 30, 2024 and 2023, are reflected in the following table (in thousands):

	Nine Months Ended September 30,
	2024	2023
Repurchases related to employee stock plans (in shares)	272	285
Repurchases related to employee stock plans	$21,508	$21,848
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for the nine months ended September 30, 2024 and 2023, (consisting of purchases of shares for the treasury) is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.
Repurchases of shares and issuances of dividends are applied first to the extent of retained earnings and any remaining amounts are applied to additional paid-in capital.
Note M—Net Income Per Share
The calculation of net income per share for the three and nine months ended September 30, 2024 and 2023, is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$65,451	$95,545	$197,308	$323,842
Basic:
Weighted average shares	102,175	105,340	103,034	105,950
Diluted:
Weighted average shares	102,175	105,340	103,034	105,950
Dilutive effect of potential common shares	218	470	337	500
Diluted weighted average shares	102,393	105,810	103,371	106,450
Net income per share:
Basic	$0.64	$0.91	$1.91	$3.06
Diluted	$0.64	$0.90	$1.91	$3.04

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

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2024
The following table provides a reconciliation of service revenues and segment income by reportable segment to consolidated results for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service revenues
Contract talent solutions	$830,403	$943,097	$2,572,358	$3,007,954
Permanent placement talent solutions	123,275	139,931	379,105	445,922
Protiviti	511,326	480,784	1,462,002	1,465,749
	$1,465,004	$1,563,812	$4,413,465	$4,919,625
Segment income
Contract talent solutions	$25,844	$58,475	$114,108	$241,937
Permanent placement talent solutions	12,187	19,055	40,190	64,612
Protiviti	52,069	52,402	111,960	134,789
Combined segment income	90,100	129,932	266,258	441,338
Amortization of intangible assets	305	720	913	2,162
Interest income, net	(5,391)	(7,131)	(16,990)	(17,276)
Income before income taxes	$95,186	$136,343	$282,335	$456,452
Service revenues presented above are shown net of eliminations of intersegment revenues. Intersegment revenues between contract talent solutions segment and Protiviti segment were $122.3 million and $351.6 million for the three and nine months ended September 30, 2024, respectively, and $100.6 million and $341.2 million for the three and nine months ended September 30, 2023, respectively.
Revenue and direct costs related to the intersegment activity are reflected in the Protiviti segment, including the costs of candidate payroll, fringe benefits and incremental recruiter compensation.
Note O—Subsequent Events
On October 29, 2024, the Company announced the following:

Quarterly dividend per share	$0.53
Declaration date	October 29, 2024
Record date	November 25, 2024
Payment date	December 13, 2024

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
Executive Overview
Revenue and net income results for the third quarter exceeded management’s expectations, driven by strong results from Protiviti, which posted sequential and year-on-year revenue gains. While client budgets remain constrained and decision cycles extended, business confidence levels are improving, aided by continuing progress on inflation and the beginning of a global rate-cutting cycle. Consistent with this trend, the Company’s recent weekly sequential results in contract talent have reflected increased stability.
During the first three quarters of 2024, service revenues were $4.41 billion, a decrease of 10.3% from the prior year. Net income was $197 million, and diluted net income per share was $1.91.

Demand for the Company’s contract talent solutions, permanent placement talent solutions, and Protiviti is largely dependent upon general economic and labor trends, both domestically and abroad. The U.S. real gross domestic product increased 2.8% during the first three quarters of 2024, while the unemployment rate increased from 3.7% for December 2023 to 4.1% at the end of the third quarter of 2024. Although sales cycles are still elongated, job openings remain significantly above historical averages, indicating substantial pent-up demand for talent. While the tightness of the labor supply has eased somewhat, the unemployment rate in the U.S. for those with a college degree is still only 2.3%, with rates for many in-demand accounting, finance and IT positions even lower. The Company is confident about its ability to weather the current global macroeconomic environment and its growth prospects as the macro landscape improves.
The Company continues to invest in technology and innovation to fuel its core business strategy. The Company’s proprietary “Recruiters plus award-winning AI” strategy offers significant added value to its clients.
The Company monitors various economic indicators and business trends in all of the countries in which it operates to anticipate demand for the Company’s services. These trends are evaluated to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends and productivity metrics. Visibility into future revenues is limited not only due to the dependence on macroeconomic and labor market conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, the Company’s headcount and other investments are typically assessed on at least a quarterly basis. During the first three quarters of 2024, the Company decreased headcount for its contract talent solutions and permanent placement talent solutions segments, when compared to prior year-end levels. In addition, the full-time headcount for Protiviti increased when compared to prior year-end levels.
Critical Accounting Policies and Estimates
The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes to the Company’s critical accounting policies or estimates for the nine months ended September 30, 2024.
Recent Accounting Pronouncements
See Note B—“New Accounting Pronouncements” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
Results of Operations
The Company analyzes its operating results for three reportable segments: contract talent solutions, permanent placement talent solutions, and Protiviti. The contract talent solutions and permanent placement talent solutions segments provide engagement professionals and full-time personnel, respectively, for finance and accounting, technology, marketing and creative, legal, administrative and customer support, and executive search. The Protiviti segment provides internal audit, risk, business, and technology consulting solutions.
Demand for the Company’s services is largely dependent upon general economic and labor trends both domestically and abroad. Because of the inherent difficulty in predicting economic trends, future demand for the Company’s services cannot be forecast with certainty.
The Company’s talent solutions segments conduct operations through offices in the U.S. and 17 other countries, while Protiviti has offices in the U.S. and 13 other countries.

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
Three Months Ended September 30, 2024 and 2023
Service Revenues. The Company’s revenues were $1.47 billion for the three months ended September 30, 2024, a decrease of 6.3% compared to $1.56 billion for the three months ended September 30, 2023. Revenues from U.S. operations decreased 5.2% to $1.15 billion (78.2% of total revenue) for the three months ended September 30, 2024, compared to $1.21 billion (77.3% of total revenue) for the three months ended September 30, 2023. Revenues from international operations decreased 10.2% to $319 million (21.8% of total revenue) for the three months ended September 30, 2024, compared to $355 million (22.7% of total revenue) for the three months ended September 30, 2023. Contributing factors for each reportable segment are discussed below in further detail.
Contract talent solutions revenues were $831 million for the three months ended September 30, 2024, decreasing by 11.9% compared to revenues of $943 million for the three months ended September 30, 2023. Key drivers of contract talent solutions revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. The decrease in contract talent solutions revenues for the three months ended September 30, 2024, was primarily due to a 12.8% decrease in the number of hours worked by the Company’s engagement professionals, partially offset by a 1.4% increase in average bill rates. On an as adjusted basis, contract talent solutions revenues decreased 13.2% for the third quarter of 2024, compared to the third quarter of 2023. In the U.S., revenues in the third quarter of 2024 decreased 12.4% on an as reported basis, and decreased 13.7% on an as adjusted basis, compared to the third quarter of 2023. International revenues for the third quarter of 2024 decreased 10.6% on an as reported basis, and decreased 11.7% on an as adjusted basis compared to the third quarter of 2023.

Permanent placement talent solutions revenues were $123 million for the three months ended September 30, 2024, decreasing by 11.9% compared to revenues of $140 million for the three months ended September 30, 2023. Key drivers of permanent placement talent solutions revenues consist of the number of candidate placements and average fees earned per placement. The decrease in permanent placement talent revenues for the three months ended September 30, 2024, was due to a 13.6% decrease in the number of placements, partially offset by a 1.7% increase in average fees earned per placement. On an as adjusted basis, permanent placement talent solutions revenues decreased 13.2% for the third quarter of 2024, compared to the third quarter of 2023. In the U.S., revenues for the third quarter of 2024 decreased 9.0% on an as reported basis, and decreased 10.4% on an as adjusted basis, compared to the third quarter of 2023. International revenues for the third quarter of 2024 decreased 18.6% on an as reported basis and decreased 19.8% on an as adjusted basis, compared to the third quarter of 2023. Historically, demand for permanent placement talent solutions is even more sensitive to economic and labor market conditions than demand for contract talent solutions, and this is expected to continue.
Protiviti revenues were $511 million for the three months ended September 30, 2024, increasing by 6.4% compared to revenues of $481 million for the three months ended September 30, 2023. Key drivers of Protiviti revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. The increase in Protiviti revenues for the three months ended September 30, 2024, was due to a 4.4% increase in average hourly bill rates, and a 2.0% increase in billable hours. On an as adjusted basis, Protiviti revenues increased 4.5% for the third quarter of 2024, compared to the third quarter of 2023. In the U.S., revenues in the third quarter of 2024 increased 9.3% on an as reported basis, and increased 7.6% on an as adjusted basis, compared to the third quarter of 2023. International revenues for the third quarter of 2024 decreased 5.6% on an as reported basis and decreased 8.1% on an as adjusted basis, compared to the third quarter of 2023.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended September 30, 2024, is presented in the following table:

	Global	United States	International
Contract talent solutions
As Reported	-11.9%	-12.4%	-10.6%
Billing Days Impact	-1.4%	-1.3%	-1.6%
Currency Impact	0.1%	―	0.5%
As Adjusted	-13.2%	-13.7%	-11.7%
Permanent placement talent solutions
As Reported	-11.9%	-9.0%	-18.6%
Billing Days Impact	-1.4%	-1.4%	-1.6%
Currency Impact	0.1%	―	0.4%
As Adjusted	-13.2%	-10.4%	-19.8%
Protiviti
As Reported	6.4%	9.3%	-5.6%
Billing Days Impact	-1.7%	-1.7%	-1.7%
Currency Impact	-0.2%	―	-0.8%
As Adjusted	4.5%	7.6%	-8.1%
Gross Margin.    The Company’s gross margin dollars were $572 million for the three months ended September 30, 2024, down 10.8% from $641 million for the three months ended September 30, 2023. Contributing factors for each reportable segment are discussed below in further detail.
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
Gross margin dollars for contract talent solutions were $323 million for the three months ended September 30, 2024, decreasing by 13.9% from $375 million for the three months ended September 30, 2023. As a percentage of revenues, gross margin dollars for contract talent solutions were 38.9% in the third quarter of 2024, down from 39.8% in the third quarter of 2023. The decrease in gross margin percentage was primarily due to higher fringe costs and lower pay-bill spreads.

Gross margin dollars for permanent placement talent solutions represent revenues less reimbursable expenses. Gross margin dollars for permanent placement talent solutions were $123 million for the three months ended September 30, 2024, down 11.9% from $140 million for the three months ended September 30, 2023. Because reimbursable expenses for permanent placement talent solutions are de minimis, the decrease in gross margin dollars is substantially explained by the decrease in revenues previously discussed.
Gross margin dollars for Protiviti represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs, and reimbursable expenses. The primary drivers of Protiviti’s gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s Protiviti staff. Gross margin dollars for Protiviti were $126 million for both the three months ended September 30, 2024 and 2023. As a percentage of revenues, reported gross margin dollars for Protiviti were 24.6% in the third quarter of 2024, down from 26.2% in the third quarter of 2023. As a percentage of revenues, adjusted gross margin dollars for Protiviti were 25.8% in the third quarter of 2024, up from 25.6% in the third quarter of 2023.
The Company’s gross margin by reporting segment is summarized as follows (in thousands):

	Three Months Ended September 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2024	2023	2024	2023	2024	2023	2024	2023
Gross Margin
Contract talent solutions	$323,035	$375,158	$323,035	$375,158	38.9%	39.8%	38.9%	39.8%
Permanent placement talent solutions	123,004	139,681	123,004	139,681	99.8%	99.8%	99.8%	99.8%
Protiviti	125,617	126,100	131,707	123,255	24.6%	26.2%	25.8%	25.6%
Total	$571,656	$640,939	$577,746	$638,094	39.0%	41.0%	39.4%	40.8%
The following tables provide reconciliations of the non-GAAP adjusted gross margin to reported gross margin for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30, 2024
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$323,035	38.9%	$123,004	99.8%	$125,617	24.6%	$571,656	39.0%
Adjustments (1)	—	—	—	—	6,090	1.2%	6,090	0.4%
As Adjusted	$323,035	38.9%	$123,004	99.8%	$131,707	25.8%	$577,746	39.4%

	Three Months Ended September 30, 2023
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$375,158	39.8%	$139,681	99.8%	$126,100	26.2%	$640,939	41.0%
Adjustments (1)	—	—	—	—	(2,845)	(0.6%)	(2,845)	(0.2%)
As Adjusted	$375,158	39.8%	$139,681	99.8%	$123,255	25.6%	$638,094	40.8%
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

Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation, and occupancy costs. The Company’s reported selling, general and administrative expenses were $511 million for the three months ended September 30, 2024, increasing by 2.8% from $497 million for the three months ended September 30, 2023. As a percentage of revenues, reported selling, general and administrative expenses were 34.9% in the third quarter of 2024, up from 31.8% in the third quarter of 2023. The Company’s adjusted selling, general and administrative expenses were $488 million for the three months ended September 30, 2024, down 4.0% from $508 million for the three months ended September 30, 2023. As a percentage of revenues, adjusted selling, general and administrative expenses were 33.3% in the third quarter of 2024, up from 32.5% in the third quarter of 2023. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for contract talent solutions, on an as reported basis, were $318 million for the three months ended September 30, 2024, increasing by 3.7% from $307 million for the three months ended September 30, 2023. As a percentage of revenues, reported selling, general and administrative expenses for contract talent solutions were 38.3% in the third quarter of 2024, up from 32.5% in the third quarter of 2023. As a percentage of revenues, adjusted selling, general and administrative expenses for contract talent solutions were 35.8% in the third quarter of 2024, up from 33.6% in the third quarter of 2023, due primarily to negative leverage as revenues decreased as a result of economic conditions during the quarter.
Selling, general and administrative expenses for permanent placement talent solutions were $113 million for the three months ended September 30, 2024, decreasing by 5.0% from $119 million for the three months ended September 30, 2023. As a percentage of revenues, reported selling, general and administrative expenses for permanent placement talent solutions were 92.0% in the third quarter of 2024, up from 85.3% in the third quarter of 2023. As a percentage of revenues, adjusted selling, general and administrative expenses for permanent placement were 89.9% in the third quarter of 2024, up from 86.2% in the third quarter of 2023, due primarily to negative leverage as revenues decreased as a result of economic conditions during the quarter.
Selling, general and administrative expenses for Protiviti were $80 million for the three months ended September 30, 2024, increasing by 12.4% from $71 million for the three months ended September 30, 2023. As a percentage of revenues, selling, general and administrative expenses for Protiviti services were 15.6% in the third quarter of 2024, up from 14.7% in the third quarter of 2023, due primarily to restructuring charges incurred during the third quarter of 2024.
The Company’s selling, general and administrative expenses by reportable segment are summarized as follows (in thousands):

	Three Months Ended September 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2024	2023	2024	2023	2024	2023	2024	2023
Selling, General and Administrative Expenses
Contract talent solutions	$317,727	$306,503	$297,191	$316,683	38.3%	32.5%	35.8%	33.6%
Permanent placement talent solutions	113,421	119,376	110,817	120,626	92.0%	85.3%	89.9%	86.2%
Protiviti	79,638	70,853	79,638	70,853	15.6%	14.7%	15.6%	14.7%
Total	$510,786	$496,732	$487,646	$508,162	34.9%	31.8%	33.3%	32.5%
The following tables provide reconciliations of the non-GAAP selling, general and administrative expenses to reported selling, general and administrative expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30, 2024
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$317,727	38.3%	$113,421	92.0%	$79,638	15.6%	$510,786	34.9%
Adjustments (1)	(20,536)	(2.5%)	(2,604)	(2.1%)	—	—	(23,140)	(1.6%)
As Adjusted	$297,191	35.8%	$110,817	89.9%	$79,638	15.6%	$487,646	33.3%

	Three Months Ended September 30, 2023
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$306,503	32.5%	$119,376	85.3%	$70,853	14.7%	$496,732	31.8%
Adjustments (1)	10,180	1.1%	1,250	0.9%	—	—	11,430	0.7%
As Adjusted	$316,683	33.6%	$120,626	86.2%	$70,853	14.7%	$508,162	32.5%
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
(Income) Loss from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation plan obligations change and adjustments are recorded in selling, general and administrative expenses, or in the case of Protiviti, costs of services. This incremental expense is completely offset by investment income related to the employee deferred compensation trust. The value of the related investment trust assets also changes by the equal and offsetting amount, leaving no net costs to the Company. The Company’s (income) loss from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses, and dividend income from trust investments and is presented separately on the unaudited Condensed Consolidated Statements of Operations. The Company’s (income) loss from investments held in employee deferred compensation trusts was income of $29 million and a loss of $14 million for the three months ended September 30, 2024 and 2023, respectively. The income from trust investments during the third quarter of 2024 was due to positive market returns.
Income Before Income Taxes and Segment Income. The Company’s total income before income taxes was $95 million, or 6.5% of revenues, for the three months ended September 30, 2024, down from $136 million, or 8.7% of revenues, for the three months ended September 30, 2023. Combined segment income was $90 million, or 6.2% of revenues, for the three months ended September 30, 2024, down from $130 million, or 8.3% of revenues, for the three months ended September 30, 2023.
The Company’s non-GAAP combined segment income is summarized as follows (in thousands):

	Three Months Ended September 30,
	2024	% of Revenue	2023	% of Revenue
Combined Segment Income
Contract talent solutions	$25,844	3.1%	$58,475	6.2%
Permanent placement talent solutions	12,187	9.9%	19,055	13.6%
Protiviti	52,069	10.2%	52,402	10.9%
Total	$90,100	6.2%	$129,932	8.3%
The following table provides a reconciliation of the non-GAAP combined segment income to reported income before income taxes for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	% of Revenue	2023	% of Revenue
Income before income taxes	$95,186	6.5%	$136,343	8.7%
Interest income, net	(5,391)	(0.3%)	(7,131)	(0.4%)
Amortization of intangible assets	305	0.0%	720	0.0%
Combined segment income	$90,100	6.2%	$129,932	8.3%

Provision for income taxes. The provision for income taxes was 31.2% and 29.9% for the three months ended September 30, 2024 and 2023, respectively. The higher tax rate for 2024 can primarily be attributed to the impact of nondeductible expenses.
In 2021, the Organization for Economic Co-operation and Development established an inclusive framework on base erosion and profit shifting and agreed on a two-pillar solution (“Pillar Two”) to global taxation, focusing on global profit allocation and a 15% global minimum effective tax rate. The Company continues to monitor developments and evaluate any potential tax impacts from Pillar Two. There were no material impacts for the three months ended September 30, 2024, nor are any expected throughout the remainder of 2024.
Nine Months Ended September 30, 2024 and 2023
Service Revenues. The Company’s revenues were $4.41 billion for the nine months ended September 30, 2024, a decrease of 10.3% compared to $4.92 billion for the nine months ended September 30, 2023. Revenues from U.S. operations decreased 10.0% to $3.44 billion (77.9% of total revenue) for the nine months ended September 30, 2024, compared to $3.82 billion (77.7% of total revenue) for the nine months ended September 30, 2023. Revenues from international operations decreased 11.1% to $976 million (22.1% of total revenue) for the nine months ended September 30, 2024, compared to $1.10 billion (22.3% of total revenue) for the nine months ended September 30, 2023. Contributing factors for each reportable segment are discussed below in further detail.
Contract talent solutions revenues were $2.57 billion for the nine months ended September 30, 2024, decreasing by 14.5% compared to revenues of $3.01 billion for the nine months ended September 30, 2023. Key drivers of contract talent solutions revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. The decrease in contract talent solutions revenues for the nine months ended September 30, 2024, was primarily due to a 15.3% decrease in the number of hours worked by the Company’s engagement professionals, partially offset by a 1.6% increase in average bill rates. On an as adjusted basis, contract talent solutions revenues in the first three quarters of 2024 decreased 14.7% compared to the first three quarters of 2023. In the U.S., revenues in the first three quarters of 2024 decreased 15.9% on an as reported basis, and decreased 16.2% on an as adjusted basis, compared to the first three quarters of 2023. International revenues for the first three quarters of 2024 decreased 9.6% on an as reported basis, and decreased 9.5% on an as adjusted basis, compared to the first three quarters of 2023.
Permanent placement talent solutions revenues were $379 million for the nine months ended September 30, 2024, decreasing by 15.0% compared to revenues of $446 million for the nine months ended September 30, 2023. Key drivers of permanent placement talent solutions revenues consist of the number of candidate placements and average fees earned per placement. The decrease in permanent placement staffing revenues for the nine months ended September 30, 2024, was due to an 18.0% decrease in the number of placements, partially offset by a 3.0% increase in average fees earned per placement. On an as adjusted basis, permanent placement talent solutions revenues decreased 15.1% for the first three quarters of 2024, compared to the first three quarters of 2023. In the U.S., revenues for the first three quarters of 2024 decreased 13.5% on an as reported basis, and decreased 13.8% on an as adjusted basis, compared to the first three quarters of 2023. International revenues for the first three quarters of 2024 decreased 18.6% on an as reported basis, and decreased 18.4% on an as adjusted basis, compared to the first three quarters of 2023. Historically, demand for permanent placement talent solutions is even more sensitive to economic and labor market conditions than demand for contract talent solutions and this is expected to continue.
Protiviti revenues were $1.46 billion for the nine months ended September 30, 2024, decreasing by 0.3% compared to revenues of $1.47 billion for the nine months ended September 30, 2023. Key drivers of Protiviti revenues are the billable hours worked by consultants on client engagements and average hourly bill rates. The decrease in Protiviti revenues for the nine months ended September 30, 2024, was due to a 3.0% decrease in billable hours, partially offset by a 2.7% increase in average hourly bill rates. On an as adjusted basis, Protiviti revenues decreased 0.6% for the first three quarters of 2024, compared to the first three quarters of 2023. In the U.S., revenues in the first three quarters of 2024 increased 2.5% on an as reported basis, and increased 2.1% on an as adjusted basis, compared to the first three quarters of 2023. International revenues in the first three quarters of 2024 decreased 11.2% on an as reported basis, and decreased 11.5% on an as adjusted basis, compared to the first three quarters of 2023.

A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the nine months ended September 30, 2024, is presented in the following table:

	Global	United States	International
Contract talent solutions
As Reported	-14.5%	-15.9%	-9.6%
Billing Days Impact	-0.3%	-0.3%	-0.4%
Currency Impact	0.1%	―	0.5%
As Adjusted	-14.7%	-16.2%	-9.5%
Permanent placement talent solutions
As Reported	-15.0%	-13.5%	-18.6%
Billing Days Impact	-0.3%	-0.3%	-0.4%
Currency Impact	0.2%	―	0.6%
As Adjusted	-15.1%	-13.8%	-18.4%
Protiviti
As Reported	-0.3%	2.5%	-11.2%
Billing Days Impact	-0.3%	-0.4%	-0.4%
Currency Impact	0.0%	―	0.1%
As Adjusted	-0.6%	2.1%	-11.5%
Gross Margin.    The Company’s gross margin dollars were $1.71 billion for the nine months ended September 30, 2024, down 14.0% from $1.99 billion for the nine months ended September 30, 2023. Contributing factors for each reportable segment are discussed below in further detail.
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
Gross margin dollars for contract talent solutions were $1.01 billion for the nine months ended September 30, 2024, down 15.7% from $1.20 billion for the nine months ended September 30, 2023. As a percentage of revenues, gross margin dollars for contract talent solutions were 39.3% in the first three quarters of 2024, down from 39.8% in the first three quarters of 2023. The decrease in gross margin percentage was primarily due to higher fringe costs and lower pay-bill spreads.
Gross margin dollars for permanent placement talent solutions represent revenues less reimbursable expenses. Gross margin dollars for permanent placement talent solutions were $378 million for the nine months ended September 30, 2024, down 15.0% from $445 million for the nine months ended September 30, 2023. Because reimbursable expenses for permanent placement talent solutions are de minimis, the decrease in gross margin dollars is substantially explained by the decrease in revenues previously discussed.
Gross margin dollars for Protiviti represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs, and reimbursable expenses. The primary drivers of Protiviti’s gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s Protiviti staff. Gross margin dollars for Protiviti were $323 million for the nine months ended September 30, 2024, down 7.3% from $348 million for the nine months ended September 30, 2023. As a percentage of revenues, reported gross margin dollars for Protiviti were 22.1% in the first three quarters of 2024, down from 23.8% in the first three quarters of 2023. As a percentage of revenues, adjusted gross margin dollars for Protiviti were 23.3% in the first three quarters of 2024, down from 24.3% in the first three quarters of 2023. The year-over-year decrease in adjusted gross margin percentage was primarily due to the relative composition of and number of professional staff and their respective pay and bill rates

The Company’s gross margin by reportable segment are summarized as follows: (in thousands):

	Nine Months Ended September 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2024	2023	2024	2023	2024	2023	2024	2023
Gross Margin
Contract talent solutions	$1,009,766	$1,197,419	$1,009,766	$1,197,419	39.3%	39.8%	39.3%	39.8%
Permanent placement talent solutions	378,353	445,051	378,353	445,051	99.8%	99.8%	99.8%	99.8%
Protiviti	323,013	348,370	340,690	355,621	22.1%	23.8%	23.3%	24.3%
Total	$1,711,132	$1,990,840	$1,728,809	$1,998,091	38.8%	40.5%	39.2%	40.6%
The following tables provide reconciliations of the non-GAAP adjusted gross margin to reported gross margin for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30, 2024
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$1,009,766	39.3%	$378,353	99.8%	$323,013	22.1%	$1,711,132	38.8%
Adjustments (1)	—	—	—	—	17,677	1.2%	17,677	0.4%
As Adjusted	$1,009,766	39.3%	$378,353	99.8%	$340,690	23.3%	$1,728,809	39.2%

	Nine Months Ended September 30, 2023
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$1,197,419	39.8%	$445,051	99.8%	$348,370	23.8%	$1,990,840	40.5%
Adjustments (1)	—	—	—	—	7,251	0.5%	7,251	0.1%
As Adjusted	$1,197,419	39.8%	$445,051	99.8%	$355,621	24.3%	$1,998,091	40.6%
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
Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation, and occupancy costs. The Company’s reported selling, general and administrative expenses were $1.53 billion for the nine months ended September 30, 2024, down 3.6% from $1.59 billion for the nine months ended September 30, 2023. As a percentage of revenues, reported selling, general and administrative expenses were 34.7% in the first three quarters of 2024, up from 32.3% in the first three quarters of 2023. The Company’s adjusted selling, general and administrative expenses were $1.46 billion for the nine months ended September 30, 2024, down 6.1% from $1.56 billion for the nine months ended September 30, 2023. As a percentage of revenues, adjusted selling, general and administrative expenses were 33.1% in the first three quarters of 2024, up from 31.6% in the first three quarters of 2023. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for contract talent solutions, on an as-reported basis, were $958 million for the nine months ended September 30, 2024, decreasing by 2.8% from $986 million for the nine months ended September 30, 2023. As a percentage of revenues, reported selling, general and administrative expenses for contract talent solutions were 37.2% in the first three quarters of 2024, up from 32.8% in the first three quarters of 2023. Selling, general and administrative expenses for contract talent solutions, on an adjusted basis, were $896 million for the nine months ended September 30, 2024, down 6.3% from $955 million for the nine months ended September 30, 2023. As a percentage of revenues, adjusted selling, general and administrative expenses for contract talent solutions were 34.8% in the first three quarters of 2024, up from 31.8% in the first three quarters of 2023, due primarily to negative leverage as revenues decreased as a result of economic conditions.

Selling, general and administrative expenses for permanent placement talent solutions were $346 million for the nine months ended September 30, 2024, decreasing by 9.8% from $384 million for the nine months ended September 30, 2023. As a percentage of revenues, reported selling, general and administrative expenses for permanent placement talent solutions were 91.3% in the first three quarters of 2024, up from 86.1% in the first three quarters of 2023. As a percentage of revenues, adjusted selling, general and administrative expenses for permanent placement talent solutions were 89.2% in the first three quarters of 2024, up from 85.3% in the first three quarters of 2023, due primarily to negative leverage as revenues decreased as a result of economic conditions.
Selling, general and administrative expenses for Protiviti were $229 million for the nine months ended September 30, 2024, increasing by 3.6% from $221 million for the nine months ended September 30, 2023. As a percentage of revenues, selling, general and administrative expenses for Protiviti were 15.6% in the first three quarters of 2024, up from 15.1% in the first three quarters of 2023.
The Company’s selling, general and administrative expenses by reportable segment are summarized as follows (in thousands):

	Nine Months Ended September 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2024	2023	2024	2023	2024	2023	2024	2023
Selling, General and Administrative Expenses
Contract talent solutions	$958,201	$985,967	$895,658	$955,482	37.2%	32.8%	34.8%	31.8%
Permanent placement talent solutions	346,282	384,066	338,163	380,439	91.3%	86.1%	89.2%	85.3%
Protiviti	228,730	220,832	228,730	220,832	15.6%	15.1%	15.6%	15.1%
Total	$1,533,213	$1,590,865	$1,462,551	$1,556,753	34.7%	32.3%	33.1%	31.6%
The following tables provide reconciliations of the non-GAAP selling, general and administrative expenses to reported selling, general and administrative expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30, 2024
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$958,201	37.2%	$346,282	91.3%	$228,730	15.6%	$1,533,213	34.7%
Adjustments (1)	(62,543)	(2.4%)	(8,119)	(2.1%)	—	—	(70,662)	(1.6%)
As Adjusted	$895,658	34.8%	$338,163	89.2%	$228,730	15.6%	$1,462,551	33.1%

	Nine Months Ended September 30, 2023
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$985,967	32.8%	$384,066	86.1%	$220,832	15.1%	$1,590,865	32.3%
Adjustments (1)	(30,485)	(1.0%)	(3,627)	(0.8%)	—	—	(34,112)	(0.7%)
As Adjusted	$955,482	31.8%	$380,439	85.3%	$220,832	15.1%	$1,556,753	31.6%
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

(Income) Loss from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation plan obligations change and adjustments are recorded in selling, general and administrative expenses, or in the case of Protiviti, costs of services. The value of the related investment trust assets also changes by the equal and offsetting amount, leaving no net costs to the Company. The Company’s income from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses, and dividend income from trust investments and is presented separately on the unaudited Condensed Consolidated Statements of Operations. The Company’s income from investments held in employee deferred compensation trusts was $88 million and $41 million for the nine months ended September 30, 2024 and 2023, respectively. The income from trust investments was due to positive market returns during the first three quarters of 2024.
Income Before Income Taxes and Segment Income. The Company’s total income before income taxes was $282 million, or 6.4% of revenues, for the nine months ended September 30, 2024, down from $456 million, or 9.3% of revenues, for the nine months ended September 30, 2023. Combined segment income was $266 million, or 6.0% of revenues, for the nine months ended September 30, 2024, down from $441 million, or 9.0% of revenues, for the nine months ended September 30, 2023.
The Company’s non-GAAP combined segment income is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2024	% of Revenue	2023	% of Revenue
Combined Segment Income
Contract talent solutions	$114,108	4.4%	$241,937	8.0%
Permanent placement talent solutions	40,190	10.6%	64,612	14.5%
Protiviti	111,960	7.7%	134,789	9.2%
Total	$266,258	6.0%	$441,338	9.0%
The following table provides a reconciliation of the non-GAAP combined segment income to reported income before income taxes for the nine months ended September 30, 2024, and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	% of Revenue	2023	% of Revenue
Income before income taxes	$282,335	6.4%	$456,452	9.3%
Interest income, net	(16,990)	(0.4%)	(17,276)	(0.3)%
Amortization of intangible assets	913	0.0%	2,162	0.0%
Combined segment income	$266,258	6.0%	$441,338	9.0%
Provision for income taxes. The provision for income taxes was 30.1% and 29.1% for the nine months ended September 30, 2024 and 2023, respectively. The higher tax rate for 2024 can primarily be attributed to the impact of nondeductible expenses.
Liquidity and Capital Resources
The change in the Company’s liquidity during the nine months ended September 30, 2024 and 2023, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, investment in employee deferred compensation trusts, net of redemptions from employee deferred compensation trusts, repurchases of common stock, and payment of dividends.
Cash and cash equivalents were $570 million and $729 million at September 30, 2024 and 2023, respectively. Operating activities provided cash flows of $255 million during the nine months ended September 30, 2024, partially offset by $58 million and $362 million of net cash used in investing activities and financing activities, respectively. Operating activities provided cash flows of $522 million during the nine months ended September 30, 2023, offset by $91 million and $354 million of net cash used in investing activities and financing activities, respectively. Fluctuations in foreign currency exchange rates had the effect of increasing reported cash and cash equivalents by $3 million during the nine months ended September 30, 2024, compared to a decrease of $6 million during the nine months ended September 30, 2023.

Operating activities—Net cash provided by operating activities for the nine months ended September 30, 2024, was composed of net income of $197 million adjusted upward for non-cash items of $27 million and net cash provided by changes in working capital of $31 million. Net cash provided by operating activities for the nine months ended September 30, 2023, was composed of net income of $324 million adjusted upward for non-cash items of $75 million and net cash provided by changes in working capital of $123 million.
Investing activities—Cash used in investing activities for the nine months ended September 30, 2024, was $58 million. This was composed of capital expenditures of $42 million and investments in employee deferred compensation trusts of $50 million, partially offset by proceeds from employee deferred compensation trust redemptions of $34 million. Cash used in investing activities for the nine months ended September 30, 2023, was $91 million. This was composed of capital expenditures of $34 million, investments in employee deferred compensation trusts of $89 million, and $1 million in payments related to an acquisition, partially offset by proceeds from employee deferred compensation trust redemptions of $33 million.
Capital expenditures, including $23 million for cloud computing arrangements, for the nine months ended September 30, 2024, totaled $65 million, approximately 58% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s sustainability and future growth opportunities. Capital expenditures for cloud computing arrangements are included in cash flows from operating activities on the Company’s Condensed Consolidated Statements of Cash Flows. Capital expenditures included amounts spent on tenant improvements and furniture and equipment in the Company’s leased offices. The Company currently expects that 2024 capital expenditures will range from $80 million to $90 million, of which $45 million to $55 million relates to software initiatives and technology infrastructure, including capitalized costs related to implementation of cloud computing arrangements.
Financing activities—Cash used in financing activities for the nine months ended September 30, 2024, was $362 million. This included repurchases of $196 million in common stock and $166 million in dividends paid to stockholders. Cash used in financing activities for the nine months ended September 30, 2023, was $354 million. This included repurchases of $199 million in common stock and $155 million in dividends paid to stockholders.
As of September 30, 2024, the Company is authorized to repurchase, from time to time, up to 8.3 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the nine months ended September 30, 2024 and 2023, the Company repurchased 2.5 million shares, at a cost of $171 million, and 2.4 million shares, at a cost of $175 million, on the open market, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the nine months ended September 30, 2024 and 2023, such repurchases totaled 0.3 million shares, at a cost of $22 million, and 0.3 million shares, at a cost of $22 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital at September 30, 2024, included $570 million in cash and cash equivalents, and $885 million in net accounts receivable, both of which will be a significant source of ongoing liquidity and financial resilience. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
There is limited visibility into future cash flows as the Company’s revenues and net income are largely dependent on macroeconomic conditions. The Company’s variable direct costs related to its contract talent solutions business will largely fluctuate in relation to its revenues.
The Company has an unsecured revolving credit facility (the “Credit Agreement”) of $100.0 million, which matures in May 2026. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing and will be calculated according to the adjusted term Secured Overnight Financing Rate (“SOFR”), or an alternative base rate, plus an applicable margin. The Credit Agreement is subject to certain financial covenants, and the Company was in compliance with these covenants as of September 30, 2024. There were no borrowings under the Credit Agreement as of September 30, 2024, or December 31, 2023.
On October 29, 2024, the Company announced a quarterly dividend of $0.53 per share to be paid to all shareholders of record as of November 25, 2024. The dividend will be paid on December 13, 2024.

Material Cash Requirements from Contractual Obligations
Leases. As of September 30, 2024, the Company reported current and long-term operating lease liabilities of $66 million and $173 million, respectively. These balances consist of the minimum rental commitments for October 2024 and thereafter, discounted to reflect the Company’s cost of borrowing, under noncancellable lease contracts executed as of September 30, 2024.
The majority of these leases are for real estate. In the event the Company vacates a location prior to the end of the lease term, the Company may be obliged to continue making lease payments. For further information, see Note G—“Leases” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
Purchase Obligations. Purchase obligations are discussed in more detail in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to the Company’s contractual purchase obligations during the first three quarters of 2024.
Employee Deferred Compensation Plan. As of September 30, 2024, the Company reported employee deferred compensation plan obligations of $664 million in its accompanying unaudited Condensed Consolidated Statements of Financial Position. The balances are due to employees based upon elections they make at the time of deferring their funds. The timing of these payments may change based upon factors including termination of the Company’s employment arrangement with a participant. These obligations are funded through contributions to investment trusts, whose assets as of September 30, 2024, were substantially equal to the obligations. Assets of these plans are held by an independent trustee for the sole benefit of participating employees and consist of money market funds and mutual funds. For further information, see Note J—“Employee Deferred Compensation Plan Obligations” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Because a portion of the Company’s net revenues is derived from its operations outside the U.S. and is denominated in local currencies, the Company is exposed to the impact of foreign currency fluctuations. The Company’s exposure to foreign currency exchange rates relates primarily to the Company’s foreign subsidiaries. Exchange rates impact the U.S. dollar value of the Company’s reported revenues, expenses, earnings, assets and liabilities.
For the nine months ended September 30, 2024, approximately 22.1% of the Company’s revenues were generated outside of the U.S. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Australian dollar and Brazilian real, British pound, Canadian dollar and Euro, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s international markets, the Company’s reported results vary.
During the first nine months of 2024, the U.S. dollar fluctuated, and generally strengthened, against the primary currencies in which the Company conducts business, compared to one year ago. Foreign currency exchange rates had the effect of decreasing reported service revenues by $4.6 million, or 0.1%, in the first three quarters of 2024 compared to the same period one year ago. The general strengthening of the U.S. dollar also affected the reported level of expenses incurred in the Company’s international operations. Because substantially all the Company’s international operations generated revenues and incurred expenses within the same country and currency, the effect of lower reported revenues is largely offset by the decrease in reported operating expenses. Reported net income was $0.8 million, or 0.3%, lower in the first three quarters of 2024, compared to the same period one year ago due to the effect of currency exchange rates. If currency exchange rates were to remain at September 30, 2024 levels throughout the remainder of 2024, the currency impact on the Company’s full-year reported revenues and operating expenses would be consistent with the first three quarters of 2024 results. Should current trends continue, the impact to reported net income would be immaterial.
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

ITEM 4. Controls and Procedures
Management, including the Company’s President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In accordance with this review, no material changes to controls and procedures were made in the three months ended September 30, 2024.

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

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (c)
July 1, 2024 to July 31, 2024	25,982		$61.63	25,982	9,099,724
August 1, 2024 to August 31, 2024	774,000	(a)	$62.25	773,844	8,325,880
September 1, 2024 to September 30, 2024	1,012	(b)	$61.78	—	8,325,880
Total July 1, 2024 to September 30, 2024	800,994			799,826
(a)Includes 156 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(b)Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(c)Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 138,000,000 shares have been authorized for repurchase, of which 129,674,120 shares have been repurchased as of September 30, 2024.
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

ROBERT HALF INC. (Registrant)

/s/Michael C. Buckley
Michael C. Buckley Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: October 30, 2024