Form 10-K
period 2024-12-31
ROBERT HALF INC.
filed 2025-02-13
CIK 315213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐   Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company.  ☐  Yes   ☒  No
As of June 30, 2024, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $6,455,445,211 based on the closing sale price on that date. This amount excludes the market value of 3,158,646 shares of Common Stock directly or indirectly held by registrant’s directors and officers and their affiliates.
As of January 31, 2025, there were 102,199,469 outstanding shares of the registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be mailed to stockholders in connection with the registrant’s annual meeting of stockholders, scheduled to be held in May 2025, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

PART I
Item 1. Business

Robert Half Inc. (the “Company”) provides specialized talent solutions and business consulting services through the Robert Half® and Protiviti® company names. The Company’s business was originally founded in 1948. Prior to 1986, the Company was primarily a franchisor, under the names Accountemps and Robert Half, with offices providing contract and permanent professionals in the fields of accounting and finance. Beginning in 1986, the Company embarked on a strategy of acquiring the franchised locations. All franchises have since been acquired. The Company believes that direct ownership of offices allows it to better monitor and protect the image of its trade names, promote a more consistent and higher level of quality and service throughout its network of offices, and improve profitability by centralizing many of its administrative functions. Since 1986, the Company has significantly expanded operations at many of the acquired locations, opened hundreds of new locations, and acquired other local or regional providers of specialized contract personnel. The Company has also broadened the scope of its services by expanding product offerings to include administrative and customer support, technology, financial project, consulting, legal, and marketing and creative talent solutions.

Robert Half

Prior to 2022, the Company organized its talent solutions business through separately branded divisions under the brand names of Accountemps®, Robert Half® Finance and Accounting, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, and The Creative Group. During 2022, the Company unified its family of Robert Half brands to focus on its key brand, Robert Half. This simplifies the Company’s go-to-market brand structure for clients and candidates, provides leverage for greater brand awareness, and allows future flexibility to expand the Company’s existing functional specializations.

In connection with this process, the Company’s current financial statement disclosures reflect the names of its reportable segments, including contract talent solutions, permanent placement talent solutions and Protiviti. Further information on these business segments follows.

Contract talent solutions
Robert Half’s contract talent solutions business specializes in the provision of contract engagement professionals in the fields of finance and accounting, technology, marketing and creative, legal, and administrative and customer support. Operationally, the Company’s contract talent solutions are organized into each of these functional specializations. In the Company’s financial statements, both Marketing and Creative and Legal functional specializations are reported within Finance and Accounting
Businesses view the use of contract talent as a means of controlling personnel costs and converting such costs from fixed to variable. The cost and administrative burden to clients are significantly reduced by the use of contract talent resources. The contract talent engagement professionals are employees of Robert Half and are paid by Robert Half. The customer pays a fixed rate only for hours worked. Robert Half clients may fill their employment needs by using an employee on a trial basis and, if so desired, converting the contract position to a permanent position. The client typically pays a one-time fee for such conversions.
Finance and Accounting offers customers a reliable and economical means of dealing with uneven or peak workloads for accounting, finance, and accounting operations personnel caused by such predictable events as vacations, taking inventories, tax work, month-end activities and special projects, and such unpredictable events as illness, staff turnover and emergencies. Finance and Accounting also provides senior-level engagement professionals in the accounting, finance and business systems fields, including chief financial officers, controllers, senior financial analysts, internal auditors and business systems analysts, for such tasks as financial systems conversions, business process re-engineering, business systems performance improvement and post-merger financial consolidation.
Technology provides information technology contract professionals and offers managed services in areas ranging from multiple platform systems integration to end-user technical and desktop support, including specialists in software and application development, networking and cloud, systems integration and deployment, database design and administration, and security and business continuity.
Marketing and Creative includes the provision of creative professionals in the areas of creative, digital, marketing, advertising, and public relations in a variety of positions, such as creative directors, graphic designers, web designers, media buyers, front-end developers, copywriters, digital marketing managers, marketing analytics specialists, brand managers, user experience practitioners and public relations specialists.
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

Protiviti
Protiviti is a global consulting firm that helps companies solve problems in regulatory compliance, finance, technology, operations, data, digital, legal, HR, governance, risk and internal audit, and is a wholly owned subsidiary of the Company. In 2002, the Company hired more than 700 professionals who had been affiliated with the internal audit and business and technology risk consulting practice of Arthur Andersen LLP, including more than 50 individuals who had been partners of that firm. These professionals formed the base of the Company’s Protiviti Inc. subsidiary. Protiviti has enabled the Company to enter the market for business consulting and internal audit services, and the Company believes this market offers synergies with its traditional lines of business.
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
Artificial Intelligence
The Company utilizes a proprietary artificial intelligence (“AI”) engine to match candidates to jobs in order to assist talent solutions professionals with quickly providing skilled and experienced contract talent to clients, as well as through email marketing recommendation campaigns that proactively promote highly placeable talent to clients. The Company also uses AI to assist with improving lead generation amongst prospective and past clients and determining which candidates are most likely to work on an assignment in the near term. The Company is also evaluating how generative artificial intelligence tools could enhance the business.
Protiviti continues to invest in and deploy AI-enabled solutions, seamlessly integrating artificial intelligence into its existing offerings while enhancing its own AI infrastructure. The firm assists clients in identifying and implementing suitable strategies, platforms and tools customized to their unique objectives, developing and implementing AI strategies and use cases, establishing transparent and secure AI environments, and balancing innovation with risk management effectively. Protiviti’s expertise spans a wide range of applications across its AI service offerings, from agent-oriented cases, platform adoption and implementation, audit efficiency and optimizing inventory management to accelerating legal contract reviews and enhancing compliance effectiveness and efficiency.
Its proprietary enterprise AI platform, Protiviti Atlas, is a testament to its innovation in the field. Currently patent pending in the United States, Protiviti Atlas offers a suite of generative AI functionalities, empowering Protiviti to deliver tailored solutions that enhance client value by analyzing complex data, providing real-time translations, creating and examining diagrams and images, and processing video content.

Marketing and Recruiting
The Company markets its contract talent and permanent placement services to clients and employment candidates via both national and local advertising activities, including radio, digital advertising, job boards, alliance partners and events. The Company also markets its services via its website, blog and mobile app, as well as through targeted online tactics, email and social media. Direct marketing to customers is a significant portion of the Company’s total marketing efforts. The Company also actively seeks endorsements and affiliations with professional organizations in the accounting and finance, technology, legal, and creative and marketing fields. The Company also conducts public relations activities designed to enhance public recognition of the Company and its services. Central to the public relations activities are research-based content, targeted media relations and thought leadership, and promotion of company accolades received from third-party organizations. Robert Half employees are encouraged to be active in civic organizations and industry trade groups in their local communities, as well as in professional social media channels.
Protiviti markets its business consulting services to a variety of global clients in a range of industries. Industry and competency teams conduct targeted marketing efforts locally, nationally and globally, including digital advertising, search advertising, email marketing, production and distribution of thought leadership, social media, and live and virtual speaking events. Protiviti regularly conducts a variety of programs to share its insights with clients on current and emerging business issues. Protiviti also markets its capabilities through its broad partner ecosystem of professional associations and complementary service and technology providers. It conducts public relations activities, including distributing news releases, sharing proprietary research findings and providing subject-matter experts for media interviews designed to enhance recognition of Protiviti’s brand and reputation, establish its expertise in key issues surrounding its businesses, and promote its services. Protiviti promotes its brand name through digital and out-of-home advertising and its professional golf brand ambassador program. Protiviti regularly updates the services, value-added content and digital experience on the Protiviti websites globally. Employees are encouraged to be active in relevant social media communities, charitable, and civic organizations and industry trade groups.
The Company and its subsidiaries own many trademarks and service marks, including the Robert Half® Finance & Accounting, Accountemps®, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group® and Protiviti® marks, which are registered in the United States (“U.S.”) and in a number of foreign countries.
Organization
Management of the Company’s contract talent solutions and permanent placement talent solutions operations is coordinated from its headquarters facilities in Menlo Park and San Ramon, California. The Company’s headquarters provides support and centralized services to its offices in the administrative, marketing, public relations, accounting, information technology, training and legal areas, particularly as they relate to the standardization of the operating procedures of its offices. As of December 31, 2024, the Company conducted its contract talent and permanent placement services operations through offices in the U.S. and 17 foreign countries.
The day-to-day operations of Protiviti are managed by a chief executive officer and a senior management team. Operational and administrative support is provided by individuals located in Menlo Park and San Ramon, California. As of December 31, 2024, Protiviti conducted operations in the U.S. and 13 foreign countries.
Competition
The Company’s contract talent solutions and permanent placement talent solutions businesses face competition in attracting clients as well as skilled and specialized employment candidates. The staffing business is highly competitive, with a number of firms offering services similar to those provided by Robert Half on a national, regional or local basis. In many areas, local companies are the strongest competitors. The most significant competitive factors in the staffing business are price and the reliability of service, both of which are often a function of the availability and quality of personnel. The expanded acceptance of remote work has created a significant opportunity for the Company. It brings together the Company’s numerous strengths, including its global brand, global office network, global candidate database, and advanced artificial intelligence driven technologies and data analytics at the scale needed to excel at out-of-market recruitment and placements. This strengthens the Company’s competitive position significantly because its traditionally toughest competitors, local and regional staffing firms, generally do not have these capabilities.
Protiviti faces competition in its efforts to attract clients, expand relationships with existing clients and win new business proposals. The global professional services market is highly competitive with a dynamic regulatory environment, disruptive new technologies, security and privacy concerns, and high demand for skilled professionals, all driving significant business opportunities. The principal competitors of Protiviti remain the “Big Four” accounting firms and other consultancies. Significant competitive factors include reputation, technology, tools, project methodologies, price of services, and the depth of skills and breadth of available personnel. Protiviti believes its competitive strengths lie in the collaborative approach it takes to working with clients, which drives knowledge transfer, understanding of client issues and value creation. This may be coupled with a “configure-to-fit” resourcing model to create blended teams of full-time Protiviti consulting professionals and engagement professionals from Robert Half’s network of specialized talent to precisely match expertise, approach and people with the changing global needs of clients on consulting and managed solutions projects.
Human Capital Management
Employees. The Company had approximately 14,700 full-time internal staff, including approximately 7,100 employees engaged directly in Protiviti operations, as of December 31, 2024. In addition, the Company placed approximately 109,000 engagement professionals (which includes full-time engagement professionals) on assignments with clients during 2024. The substantial majority of engagement professionals placed on assignment by the Company are the Company’s legal employees while they are working on assignments, but references to “employees” in the remainder of the Human Capital Management section refer to the Company’s full-time internal staff. With respect to engagement professionals, the Company pays the related costs of employment, such as workers’ compensation insurance, state and federal unemployment taxes, social security, and certain fringe benefits. The Company also provides access to voluntary health insurance coverage to interested engagement professionals.
Enterprise Values. Robert Half’s enterprise values serve as the cornerstone for how the Company strives to conduct business. These values are integral to the Company and serve to improve retention, advance inclusion, and encourage responsible, sustainable business practices.
▪Integrity: Put ethics first and do the right thing in all situations
▪Inclusion: Foster a culture of belonging where everyone can connect, thrive and grow
▪Innovation: Adapt, evolve and invest to deliver new ideas and solutions
▪Commitment to success: Empower our people to drive the success of our clients, colleagues, and candidates and to better our communities
Across Robert Half and Protiviti, as of December 31, 2024, approximately 53.3% of the Company’s global workforce identified as female and 47.4% of the Company’s employees in managerial and leadership roles identified as female. As of December 31, 2024, approximately 34.5% of the Company’s U.S. workforce was from underrepresented groups.
Employee Engagement. A major component in supporting employee engagement is the Robert Half employee voice initiative to provide its employees with feedback opportunities. In 2024, the Company conducted two surveys to provide a forum to understand employee needs and gather feedback on a variety of focus areas. The survey results were analyzed by an independent third-party and then reviewed by the executive officers. The results of these engagement surveys were shared with individual managers, who were then tasked with acting based on their employees’ confidential feedback (both quantitative and qualitative). In 2024, Robert Half and Protiviti conducted new hire surveys at specific points in a new hire’s onboarding and departure surveys to exiting employees. By paying close attention to the results at an aggregate enterprise level and at a department/business/workgroup level, across an employee’s life cycle, the Company has been able to enhance its culture of rewards and recognition, drive efforts to promote inclusion, increase communication in support of employee well-being, and modernize its approach to foster a culture of continuous learning and feedback. In addition, Robert Half continued its participation in the Great Place to Work® Survey to benchmark with other companies around the world.
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
Learning and Development. The Company emphasizes employee development and training for our people and the organization. Learning and development are key elements to the overall retention, engagement and employee experience strategy. Our strategy is designed to empower employees to reach their full potential, and the Company provides a wide range of development programs, opportunities and resources needed to be successful. The Company has specialized programs for all audiences, including new hires, tenured employees and employees in leadership roles. The Company provides mentorship opportunities, self-paced and instructor-led learning channels, and a catalog of vendor-provided courses, videos, resources, and books. The Company is committed to its employees’ career progression by providing individual development, readiness and transition plans as a part of its talent review and succession planning process. Given our flexible work philosophy, our learning strategy supports access and equity to all employees, including in-person and virtual learning experiences. Comprehensive learning maps for the first year of our new hires and our front-line leaders provide a consistent, predictable and formal learning experience. Our learning strategy supports equity of access, just in-time learning and continued career development for our employees.

In Protiviti, at key career milestones, employees participate in learning events that prepare them to succeed at higher levels. Each employee is assigned a career adviser who coaches them and recommends actions to help increase their impact, contribution and engagement. Protiviti encourages and pays for employees to attain select recognized professional certifications. Annual operating plans include learning budget funding for employees. These investments in the skills of our workforce also pay dividends in the marketplace and with our clients who value and rely upon our expertise.
Compensation, Benefits and Well-being. The Company offers fair, competitive compensation and benefits that support its employees’ overall well-being—financial, mental and physical. To align with management’s short- and long-term objectives, the Company’s compensation programs for all employees include competitive base pay and for some employees, short-term and long-term incentives. The Company offers a wide array of benefits including comprehensive health and welfare programs, generous time off and leave, and retirement and financial support. The Company provides emotional well-being services through its Employee Assistance Program and Parent Resources portal as well as other perks and convenience benefits. In 2024, the Company devoted itself to focusing on our employees, including their careers, well-being, connections and impact they have on the Company and community. This commitment helps our leaders build successful teams and ensures employees feel valued and connected to our mission, while defining what they can expect working for the Company throughout their career journey.
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
The Company conducts business under various federal, state and local government contracts, and no one such contract represented more than 1.0% percent of total service revenues in 2024.
Available Information
The Company’s Internet address is www.roberthalf.com. The Company makes available, free of charge, through its website, its Annual Reports on Form 10-K and proxy statements for its annual meetings of stockholders, its Quarterly Reports on Form 10-Q, and its current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission (“SEC”). Also available on the Company’s website are its Corporate Governance Guidelines, its Code of Business Conduct and Ethics, and the charters for its Audit Committee, Compensation Committee, and Nominating and Governance Committee, each of which is available in print to any stockholder who makes a request to Robert Half Inc., 2884 Sand Hill Road, Suite 200, Menlo Park, CA 94025, Attn: Corporate Secretary. The Company’s Code of Business Conduct and Ethics is the Code of Ethics required by Item 406 of Securities and Exchange Commission Regulation S-K. The Company intends to satisfy any disclosure obligations under Item 5.05 of Form 8-K regarding any amendment or waiver relating to its Code of Business Conduct and Ethics by posting such information on its website. The Company has used, and intends to continue to use, its website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD (or Fair Disclosure). The Company’s website and the information contained therein or connected to or linked from the website are not incorporated information and do not constitute part of this Annual Report.
Government Regulations
Our operations are subject to regulations by federal, state, local and professional governing bodies, and laws and regulations in various foreign countries, including, but not limited to, (a) licensing and registration requirements and (b) regulation of the employer/employee relationship, such as worker classification regulations, wage and hour regulations, tax withholding and reporting, immigration regulations, social security and other retirement, anti-discrimination, and employee benefits and workers’ compensation regulations. Our operations could be impacted by legislative changes by these bodies, particularly with respect to provisions relating to payroll and benefits, tax and accounting, employment, worker classification, and data privacy. Due to the complex regulatory environment that the Company operates in, the Company remains focused on compliance with governmental and professional organizations’ regulations. For more discussion of the potential impact that the regulatory environment could have on our financial results, refer to Item 1A “Risk Factors.”

Item 1A.    Risk Factors
The Company’s business prospects are subject to various risks and uncertainties that impact its business. The most important of these risks and uncertainties are as follows:
Risks Related to the Company’s Business Environment
Any reduction in global economic activity may harm the Company’s business and financial condition. The demand for the Company’s services, in particular its talent solutions services, is highly dependent upon the state of the economy and upon the staffing needs of the Company’s clients. In the recent past, certain of the Company’s markets experienced economic uncertainty characterized by increasing unemployment, limited availability of credit, significant inflation, and decreased consumer and business spending. In addition, certain geopolitical events, including the ongoing war between Russia and Ukraine, the war between Israel, Hamas and Hezbollah, and the ongoing unrest throughout the Middle East, have caused significant economic, market, political or regulatory uncertainty in some of the Company’s markets. Any decline in the economic condition or employment levels of the U.S. or of any of the foreign countries in which the Company does business, or in the economic condition of any region of any of the foregoing, or in any specific industry served by the Company may severely reduce the demand for the Company’s services and thereby significantly decrease the Company’s revenues and profits. Further, continued or intensifying economic, political or regulatory uncertainty in the Company’s markets could reduce demand for the Company’s services.
The Company’s business depends on a strong reputation and anything that harms its reputation will likely harm its results. As a provider of contract and permanent talent solutions as well as consulting services, the Company’s reputation is dependent upon the performance of the employees it places with its clients and the services rendered by its consultants. The Company depends on its reputation and name recognition to secure engagements and to hire skilled employees and consultants. If the Company’s clients become dissatisfied with the performance of those employees or consultants, or if any of those employees or consultants engage in or are believed to have engaged in conduct that is harmful to the Company’s clients, the Company’s ability to maintain or expand its client base may be harmed.
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
Natural disasters and unusual weather conditions, pandemic outbreaks, terrorist acts, global political events and other serious catastrophic events could disrupt business and otherwise materially adversely affect the Company’s business and financial condition. With operations in many states and multiple foreign countries, the Company is subject to numerous risks outside of the Company’s control, including risks arising from natural disasters, such as fires, earthquakes, hurricanes, floods, tornadoes, unusual weather conditions, pandemics and other global health emergencies, terrorist acts or disruptive global political events, or similar disruptions that could materially adversely affect the Company’s business and financial performance. Historically, the Company’s operations are heavily dependent on the ability of employees and consultants to travel from business to business and from location to location. Any public health emergencies, including a real or potential global pandemic such as those caused by the avian flu, SARS, Ebola, coronavirus, or even a particularly virulent flu, could decrease demand for the Company’s services and the Company’s ability to offer them. Uncharacteristic or significant weather conditions may increase in frequency or severity due to climate change, which may increase the Company’s expenses, exacerbate other risks to the Company, and affect travel and the ability of businesses to remain open, which could lead to a decreased ability to offer the Company’s services and materially adversely affect the Company’s results of operations. In addition, these events could result in delays in placing employees and consultants, the temporary disruption in the transport of employees and consultants overseas and domestically, the inability of employees and consultants to reach or have transportation to clients directly affected by such events, and disruption to the Company’s information systems. Although it is not possible to predict such events or their consequences, these events could materially adversely affect the Company’s reputation, business and financial condition.

Failure to meet, and increasing scrutiny of, and evolving expectations for, sustainability and ESG commitments and initiatives could harm the Company’s reputation, or otherwise adversely impact our business, financial condition or results of operations. The Company has public sustainability and environmental, social and governance (“ESG”) commitments, including environmental targets designed to have a positive impact on the climate. The Company’s ability to achieve these goals is subject to a multitude of risks that may be outside of the Company’s control. The Company’s failure or perceived failure to achieve ESG-related goals or maintain ESG-related practices that meet evolving stakeholder expectations could harm the Company’s reputation, adversely impact the Company’s ability to attract and retain employees or clients, and expose the Company to increased scrutiny from the investment community and enforcement authorities. The Company’s reputation also may be harmed by the perceptions that clients, employees and other stakeholders have about the Company’s action or inaction on social, ethical or political issues. Damage to the Company’s reputation and loss of brand equity may reduce demand for the Company’s services and thus have an adverse effect on future financial results and reduce the stock price, as well as require additional resources to rebuild the Company’s reputation and restore the value of the brands. At the same time, regulators have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to sustainability initiatives. In recent years anti-ESG and anti-DEI sentiment has gained momentum across the U.S., with several dozen states, Congress and the Executive Branch having proposed or enacted “anti-ESG” and “anti-DEI” policies, legislation, executive orders or initiatives or issued related legal opinions. Conflicting regulations and a lack of harmonization of ESG legal and regulatory environments across the jurisdictions in which we operate may create enhanced compliance risks and costs. We may also face increasing scrutiny from our clients, candidates, employees and other stakeholders relating to the appropriate role of ESG practices and disclosures. Failure to prepare for and meet evolving standards and expectations could result in regulatory penalties, investor backlash and diminished shareholder confidence.

Related to the Company’s Operations
The Company may be unable to find sufficient candidates for its talent solutions business. The Company’s talent solutions services business consists of the placement of individuals seeking employment. There can be no assurance that candidates for employment will continue to seek employment through the Company. Candidates generally seek contract or permanent positions through multiple sources, including the Company and its competitors. There have been periods of historically low unemployment in the U.S. in recent periods during which competition for workers in a number of industries was intense. When unemployment levels are low, finding sufficient eligible candidates to meet employers’ demands is more challenging. Although unemployment has risen in some areas in which the Company operates, talent shortages have persisted in a number of disciplines and jurisdictions. Any shortage of candidates could materially adversely affect the Company.
The Company operates in a highly competitive business and may be unable to retain clients or market share. The talent solutions business is highly competitive and, because it is a service business, the barriers to entry are quite low. There are many competitors, some of which have greater resources than the Company, and new competitors are entering the market all the time. Therefore, there can be no assurance that the Company will be able to retain clients or market share in the future. Nor can there be any assurance that the Company will, in light of competitive pressures, be able to remain profitable or, if profitable, maintain its current profit margins.
The Company may incur potential liability to employees and clients. The Company’s contract talent solutions business entails employing individuals on a temporary basis and placing such individuals in clients’ workplaces. The Company’s ability to control the workplace environment is limited. As the employer of record of its temporary employees, the Company incurs a risk of liability to its temporary employees for various workplace events, including claims of physical injury, discrimination, harassment or failure to protect confidential personal information. In addition, in order to facilitate remote working arrangements, some of the Company’s temporary workers are accessing client workspaces from their personal devices through cloud-based systems, which could increase cybersecurity risks to the Company’s clients. If cybersecurity incidents were to occur in such a way, the Company may face legal and contractual liability, reputational damage, loss of business, and other expenses. The Company also incurs a risk of liability to its clients resulting from allegations of damages caused by temporary employees acting on phishing emails, cyber attacks, and other errors, omissions or theft by its temporary employees, or allegations of compromise of client confidential information. In some cases, the Company has agreed to indemnify its clients in respect of these types of claims. The Company maintains insurance with respect to many such claims. While such claims have not historically had a material adverse effect on the Company, there can be no assurance that the Company will continue to be able to obtain insurance at a cost that does not have a material adverse effect on the Company or that such claims (whether by reason of the Company not having sufficient insurance or by reason of such claims being outside the scope of the Company’s insurance) will not have a material adverse effect on the Company.

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
The Company’s results of operations and ability to grow could be materially negatively affected if it cannot successfully keep pace with technological changes impacting the development and implementation of its services and the evolving needs of its clients. The Company’s success depends on its ability to keep pace with rapid technological changes affecting both the development and implementation of its services and the staffing needs of its clients. Technological advances such as artificial intelligence, machine learning and automation are impacting industries served by all the Company’s lines of business. In addition, the Company’s business relies on a variety of technologies, including those that support hiring and tracking, order management, billing, and client data analytics. If the Company does not sufficiently invest in new technology and keep pace with industry developments, appropriately implement new technologies, or evolve its business at sufficient speed and scale in response to such developments, or if it does not make the right strategic investments to respond to these developments, the Company’s services, results of operations, and ability to develop and maintain its business could be negatively affected.
The Company uses artificial intelligence in its services which may result in operational challenges, legal liability, reputational concerns, and privacy and competitive risks. The Company currently uses and intends to leverage its own and third parties’ artificial intelligence (“AI”) processes and algorithms and its own evolving and third parties’ cognitive, analytical and artificial intelligence applications in its daily operations for Protiviti and talent solutions, including by deploying generative AI into the Company’s talent solutions search operations. Protiviti expanded its service offerings to include AI risk analysis, policy creation, governance, and technology selection and architecture. The use of AI by talent solutions and provision of AI related services by Protiviti may result in operational challenges, legal liability, reputational concerns, and privacy and competitive risks which could result in adverse effects to the Company’s financial condition, results or reputation. Generative AI products and services leverage existing and widely available technologies, such as Chat GPT-4 and its successors, or alternative large language models or other processes. The use of generative AI processes at scale is relatively new and may lead to challenges, concerns and risks that are significant or that the Company may not be able to predict, especially if its use of these technologies in the delivery of its services becomes more important to its operations over time.
Use of generative AI in search operations and services offerings may be difficult to deploy successfully due to operational issues inherent to the nature of such technologies. AI algorithms use machine learning and predictive analytics, which may lead to flawed, biased, and inaccurate candidate and lead generation search results. Datasets in AI training, development or operations may be insufficient, of poor quality, reflect unwanted forms of bias, or raise other legal concerns (such as concerns regarding copyright protections or data protection). Inappropriate or controversial data practices by, or practices reflecting inherent biases of, data scientists, engineers and end-users of the Company’s systems could lead to mistrust, rejection or skepticism of the Company’s services by clients and candidates.
Further, unauthorized use or misuse of AI by the Company’s employees, vendors or others may result in disclosure of confidential company and customer data, reputational harm, privacy law violations, and legal liability. The Company’s use of AI may also lead to novel and urgent cybersecurity risks, including access to or the misuse of personal data, all of which may adversely affect its operations and reputation.

Uncertainty in the legal regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time. Several jurisdictions around the globe, including Europe and certain U.S. states, have already proposed or enacted laws governing AI. For example, the European Union passed the Artificial Intelligence Act in 2024 which contains stringent AI regulations and laws, and the Company expects other jurisdictions will adopt similar legislation. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging, impossible or financially prohibitive.
The demand for the Company’s services related to regulatory compliance may decline. The operations of both the talent solutions business and Protiviti include services related to Sarbanes-Oxley, Anti-Money Laundering Act of 2020 reviews and other regulatory compliance services. There can be no assurance that there will be ongoing demand for these services. Similarly, from time-to-time proposals are considered by the U.S. Congress to further delay or, in some cases, remove the requirements of Sarbanes-Oxley for a number of public companies. These or other similar modifications of the regulatory requirements could decrease demand for Protiviti’s services.
Long-term contracts do not comprise a significant portion of the Company’s revenue. Because long-term contracts are not a significant part of the Company’s talent solutions business, future results cannot be reliably predicted by considering past trends or extrapolating past results. Additionally, the Company’s clients will frequently enter nonexclusive arrangements with several firms, which the client is generally able to terminate on short notice and without penalty. The nature of these arrangements further exacerbates the difficulty in predicting the Company’s future results.
If the Company does not effectively manage billable rates, the Company’s financial results could suffer. Accurate and strategic pricing represents a key factor in our financial results. If billable rates are too low, the Company’s service revenues may not cover operational costs, whereas if billable rates are too high, the Company risks hindering client retention and limits competitiveness.
Demand for the Company’s services from government and public sector clients may decrease over time. During the global pandemic, the Company reported increased business from services rendered to the public sector due to, among other developments, the volume of unemployment claims and housing assistance claims, as well as the demands faced by public school districts. With the end of the pandemic, many government projects ended and the Company’s government sector business has shifted to different projects with public sector clients. It is unknown whether the shift in projects with state, local and other public sector clients will ultimately maintain the same level of business or to what extent business with the public sector may decrease as the effects of the pandemic lessen or change over time.
Legal and Regulatory Risks
The Company and certain subsidiaries are defendants in several lawsuits that could cause the Company to incur substantial liabilities. The Company and certain subsidiaries are defendants in several certified or putative class and representative action lawsuits brought by or on behalf of the Company’s current and former employees alleging violations of federal and state law with respect to certain wage and hour related matters, as well as claims by job applicants challenging the Company’s compliance with the Fair Credit Reporting Act. The various claims made in one or more of such lawsuits include, among other things, the misclassification of certain employees as exempt employees under applicable law, failure to comply with wage statement requirements, failure to compensate certain employees for time spent performing activities related to the interviewing process (including attending the interviews themselves), and other related wage and hour violations. Such suits seek, as applicable, unspecified amounts for unpaid overtime compensation, penalties and other damages, as well as attorneys’ fees. The Company is defending several claims brought under the California Labor Code Private Attorney General Act (“PAGA”) and which authorizes individuals to file lawsuits to seek civil penalties on behalf of themselves and other employees for alleged labor code violations. It is not possible to predict the outcome of these lawsuits. However, these lawsuits may consume substantial amounts of the Company’s financial and managerial resources and might result in adverse publicity regardless of the ultimate outcome of the lawsuits. In addition, the Company and its subsidiaries may become subject to similar lawsuits in the same or other jurisdictions, or to various other claims, disputes, and legal or regulatory proceedings that arise in the ordinary course of business. An unfavorable outcome with respect to these lawsuits and any future lawsuits or regulatory proceedings could, individually or in the aggregate, cause the Company to incur substantial liabilities or impact its operations in such a way that may have a material adverse effect upon the Company’s business, financial condition or results of operations. Furthermore, any future lawsuits, claims, disputes, or legal or regulatory proceedings may also consume substantial amounts of the Company’s financial and managerial resources and might result in adverse publicity regardless of the ultimate outcome. In addition, an unfavorable outcome in one or more of these cases could cause the Company to change its compensation plans for its employees, which could have a material adverse effect upon the Company’s business.

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
Any future regulations may have a material adverse effect on the Company’s business and financial results because they may make it more difficult or expensive for the Company to continue to provide employment services. Additionally, as the Company expands existing service offerings, adds new service offerings or enters new markets, it may become subject to additional restrictions and regulations which may impede its business, increase costs and impact profitability.
The Company’s business is subject to extensive government regulation and a failure to comply with regulations could harm its business. The Company’s business is subject to regulation or licensing in many states in the U.S. and in certain foreign countries. While the Company has had no material difficulty complying with regulations in the past, there can be no assurance that the Company will be able to continue to obtain all necessary licenses or approvals or that the cost of compliance will not prove to be material. Any inability of the Company to comply with government regulation or licensing requirements could materially adversely affect the Company. Further, changes to existing regulation or licensing requirements could impose additional costs and other burdens or limitations on the Company’s operations. In addition, the Company’s contract talent services business entails employing individuals on a temporary basis and placing such individuals in clients’ workplaces. Increased government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could materially adversely affect the Company. In addition, to the extent that government regulation imposes increased costs upon the Company, such as unemployment insurance taxes, there can be no assurance that such costs will not adversely impact the Company’s profit margins. Further, lawsuits or other proceedings related to the Company’s compliance with government regulations or licensing requirements could materially adversely affect the Company. For example, the Company is currently named as a defendant in litigation challenging its compliance with the Fair Credit Reporting Act and PAGA litigation in California alleging wage and hour and other labor code compliance issues. It is not possible to predict the outcome of such litigation; however, such litigation or any future lawsuits or proceedings related to the Company’s compliance with government regulation or licensing requirements could consume substantial amounts of the Company’s financial and managerial resources, and might result in adverse publicity regardless of the ultimate outcome of any such lawsuits or other proceedings. An unfavorable outcome with respect to such litigation or any future lawsuits or proceedings could, individually or in the aggregate, cause the Company to incur substantial liabilities that may have a material adverse effect upon the Company’s business, financial condition or results of operations.
If the Company fails to comply with Anti-Bribery Laws, anti-forced labor laws or economic sanction regulations, it could be subject to substantial fines or other penalties and reputational harm. In many parts of the world, including countries in which the Company operates and/or seeks to expand, practices in the local business community might not conform to international business standards and could violate the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, and other anti-corruption and anti-bribery laws and regulations (“Anti-Bribery Laws”). These laws generally prohibit companies, their employees and third-party intermediaries from authorizing, promising, offering, providing, soliciting or accepting, directly or indirectly, improper payments or benefits to or from any person whether in the public or private sector. In addition, some of these laws have accounting provisions that require the Company to maintain accurate books and records and a system of internal accounting controls. Any violation of the FCPA or other applicable Anti-Bribery Laws could result in substantial fines, sanctions or civil and/or criminal penalties, debarment from business dealings with certain governments or government agencies or restrictions on the marketing of the Company’s products in certain countries, and damage to the Company’s reputation, which could harm the Company’s business, financial condition or results of operations.
Additionally, the U.S. Department of the Treasury’s Office of Foreign Assets Control and other relevant agencies of the U.S. government administer certain laws and regulations that restrict U.S. persons and in some instances non-U.S. persons from conducting activities, transacting business with or making investments in certain countries, or with certain governments, entities and individuals, subject to U.S. economic sanctions. Similar economic sanctions are imposed by the European Union and other jurisdictions. The Company’s international operations subject it to these and other laws and regulations, which are complex, restrict the Company’s business dealings with certain countries, governments, entities and individuals, and are constantly changing. Penalties for noncompliance with these complex laws and regulations can be significant and include substantial fines, sanctions, or civil and/or criminal penalties, and violations can result in adverse publicity, which could harm the Company’s business, financial condition or results of operations.
Although the Company has implemented policies and procedures designed to ensure compliance with Anti-Bribery Laws, U.S. export control laws, economic sanctions, anti-forced labor, and other laws and regulations, the Company cannot be sure that its employees, agents or other third parties will not violate such policies or applicable laws and regulations. Any such violations could result in significant fines and penalties, criminal sanctions against the Company, its officers or its employees, and prohibitions on the conduct of its business, causing material damage the Company’s reputation, brand, business and operating results. Further, detecting, investigating and resolving actual or alleged violations is expensive and can consume significant time and attention of the Company’s senior management.
Health care reform could increase the costs of the Company’s contract staffing operations. The Company cannot predict with any certainty the impact of the adoption of any health care reform legislation on the Company’s financial condition or operating results. Whether or not there is alternative health care legislation enacted in the U.S., there is likely to be significant disruption to the health care market in the coming months and years. Consequently, the costs of the Company’s health care expenditures may rise, adversely impacting the Company's profitability.
The Company could be subject to changes in tax rates, adoption of new U.S. or international tax legislation or tax audits that could result in additional income tax liabilities. The Company is subject to income and other taxes in the U.S. and international jurisdictions. The tax bases and rates of these respective tax jurisdictions change from time to time due to economic and political conditions. Tax accounting involves complex matters and requires judgment to determine the Company’s worldwide provision for income and other taxes and tax assets and liabilities. The Company is routinely subject to tax examinations by the U.S. Internal Revenue Service and other tax authorities. Tax authorities have disagreed, and may disagree in the future, with the Company’s judgments and if its judgments are not sustained as a result of these examinations, the amounts ultimately paid could be materially different from the amounts previously recorded.
In addition, changes in tax laws, treaties or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could materially adversely affect the Company’s tax position. A number of countries where the Company does business, including the U.S. and many countries in the European Union, have implemented, and are considering implementing, changes in relevant tax, accounting and other laws, regulations and interpretations. The overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty about taxation in many jurisdictions. For example, the Organization of Economic Cooperation and Development (“OECD”), an international association of many countries, has introduced a framework to impose a 15% global minimum corporate tax, referred to as Pillar Two, effective for tax years beginning in 2024. Currently, there are no laws enacted incorporating Pillar Two in the U.S., however, certain countries in which the Company operates have adopted, or are in the process of adopting legislation to implement Pillar Two. In the U.S., various proposals to raise corporate income taxes are periodically considered such as the Inflation Reduction Act, which introduced a 15% Corporate Alternative Minimum Tax beginning in 2023. These enacted changed in tax laws, treaties or regulations, or their interpretation or enforcement could impact our current or future tax positions while the proposed changes in tax laws, treaties or regulations, or their interpretation or enforcement, could have a material adverse impact on our current or future tax positions.

Risks Related to the Company’s Information Technology, Cybersecurity and Data Protection
Company and third-party computer, technology and communications hardware and software systems are vulnerable to damage, unauthorized access, and disruption that could expose the Company to material operational, financial and reputational damage (including the unauthorized access to, or exposure of, personal and confidential information and intellectual property). The Company’s ability to manage its operations using these systems successfully is critical to its success and largely depends upon the efficient and uninterrupted operation of its and third parties’ computer, technology and communications systems, some of which are managed and run by third-party vendors. The Company’s primary systems (and, as a result, its operations) are vulnerable to damage or interruption from power outages, computer, technology and telecommunications failures, computer viruses, security breaches, catastrophic events, and errors in usage by the Company’s or its vendors’ employees and contractors. In addition, the Company’s systems contain personal and confidential information and intellectual property, including information of importance to the Company and its employees, vendors, contractors and clients.
Cyberattacks, including attacks motivated by the desire for monetary gain or embarrassment, geopolitics, and grievances against the business services industry in general or against the Company in particular, could potentially disable or damage its systems or the systems of its vendors or clients, or allow unauthorized access to, or exposure of, intellectual property and personal or confidential information, including information about employees, vendors, candidates, contractors and clients. The Company’s security tools, controls and practices, including those relating to identity and access management, credential strength, and the security tools, controls and practices of its vendors and clients, may not prevent or detect access, damage or disruption to Company or third-party computer, technology, and communications hardware and software systems or the unauthorized access to, or exposure of, intellectual property or personal or confidential information. A failure to prevent or detect unauthorized access to Company or third-party systems could expose the Company to material operational, financial and reputational damage. There are many approaches through which such systems could be damaged or disrupted, or information exposed or accessed, including through system vulnerabilities, configuration errors, vendor vulnerabilities, social engineering, cyberattacks, improperly obtaining and using user credentials, malfeasance, or the misuse of authorized user access.
Periodic and continuous assessments are conducted by the Company to identify security risks, vulnerabilities, weaknesses or gaps, and a risk-based approach is then employed to address them, recognizing that not all system and software updates can be made and not all risks or vulnerabilities, weaknesses or gaps can be eliminated in an economical or timely manner. This risk-based approach prioritizes risks, vulnerabilities, weaknesses and gaps based on, among other factors, budgetary constraints, impact, likelihood of mitigation and the broader risk landscape.
No security program can offer a guarantee against all potential incidents. On an increasing frequency, the Company and its third-party vendors experience security incidents that have resulted in unauthorized access to the Company’s or its third-party vendors’ computer, technology and communications hardware and software systems. To date, no such incidents have been determined to have had a material impact on the Company.
The Company has transitioned a significant number of the Company’s employee population to remote work. This transition to remote working has also increased the Company’s vulnerability to risks related to the Company’s computer, technology, and communications hardware and software systems and has exacerbated certain related risks, including risks of phishing and other cybersecurity attacks.
The damage or disruption to Company or third-party systems, or unauthorized access to, or exposure of, intellectual property or personal or confidential information, could harm the Company’s operations, reputation and brand, resulting in a loss of business or revenue. It could also subject the Company to government sanctions, litigation from candidates, contractors, clients and employees, and legal liability under its contracts, resulting in increased costs or loss of revenue. The Company may also incur additional expenses, including the cost of remediating incidents or improving security measures, the cost of identifying and retaining replacement vendors, increased costs of insurance, or unexpected costs of ransomware payments.
Cybersecurity threats continue to increase in frequency and sophistication, thereby increasing the difficulty of detecting and defending against them. Furthermore, the potential risk of security breaches and cyberattacks may increase as the Company introduces new service offerings. Any future events impacting the Company or its third-party vendors that damage or interrupt the Company’s or its third-party vendors’ computer, technology, and communications hardware and software systems or expose intellectual property or data or other confidential information could have a material adverse effect on our operations, reputation and financial results.
Changes in data privacy and protection laws and regulations in respect of control of personal information (and the failure to comply with such laws and regulations) could increase the Company’s costs or otherwise adversely impact its operations, financial results, and reputation. In the ordinary course of business, the Company collects, uses and retains personal information from its clients, employees, candidates, and contractors, including, without limitation, full names, government-issued identification numbers, addresses, phone numbers, birthdates, and payroll-related information. The possession and use of personal information in conducting the Company’s business subjects it to a variety of complex and evolving domestic and foreign laws and regulations regarding data privacy. For example, the European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, imposes specific operational requirements for entities processing personal information, including requirements for data transfers to certain countries outside the European Union, and strong enforcement authorities and mechanisms. Complying with the enhanced obligations imposed by the GDPR and other current and future laws and regulations relating to data storage, use, transfer, residency, privacy and protection has increased and may continue to increase the Company’s operating costs and require significant management time and attention, while any failure by the Company or its subsidiaries to comply with applicable laws could result in governmental enforcement actions, fines and other penalties that could potentially have an adverse effect on the Company’s operations, financial results and reputation.
Risks Associated With the Effects of Climate Change
The Company may be adversely affected by global climate change or by legal, regulatory or market responses to such change. The physical effects of climate change could have a material adverse effect on our operations and business. To the extent climate change causes changes in weather patterns, certain regions where the Company operates could experience increases in storm intensity, extreme temperatures, wildfires, rising sea-levels and/or drought. Over time, these conditions could result in increases in our operating costs or business interruptions. For example, our headquarters is located in an area of California where the incidence of wildfire has increased over time and may continue to increase. In addition, in 2023 the Company established certain emissions targets and other environmental goals and submitted them for validation to the Science

Based Target initiative (“SBTi”). Failure to achieve such goals, or a perception (whether valid or invalid) of our failure to achieve such goals, could result in market, reputational, regulatory or liability risks, client dissatisfaction, reduced revenue and profitability, or shareholder lawsuits. If the Company is unable to achieve our environmental goals, our business and reputation may be adversely affected. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

General Risks
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
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 1C.   Cybersecurity
As part of the Company’s broader information security program, the cybersecurity program includes a defense-in-depth model that utilizes a variety of techniques and tools for protecting against, detecting, responding to and recovering from cybersecurity incidents (“Incidents”). The Company’s cybersecurity program is designed to prioritize detection, analysis and response to known and anticipated cyber threats and effectively manage cyber risks and resilience against Incidents. The Company’s program aligns its program using portions of several industry and regulatory frameworks to measure its program and progress, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”), NIST 800-53, International Organization for Standardization Information Security Management Systems (“ISO 27001”), the CIS Critical Security Controls and the System and Organization Controls 2 Type 2 (“SOC2 Type 2”).
Cybersecurity Governance
The Company’s cybersecurity strategy and risk management is overseen by the Board of the Directors (the “Board”) and implemented and managed by the Company’s Enterprise Information Security Steering Committee, a cross-functional team of senior executives representing business functions across Robert Half and chaired by the Chief Information Security Officer (“CISO”). The CISO oversees the Enterprise Information Security team (“EIS”).
Board Governance
The Board views cybersecurity as part of the Company’s overall enterprise risk management function, which the Board oversees. The Board takes cybersecurity into account as part of the Company’s business strategy, financial planning and capital allocation.
The Board oversees the Company’s information security program, which includes oversight of the cybersecurity program and management of cybersecurity risks. The Board receives annual updates from the Company’s CISO, and/or members of the executive leadership team. Such reports typically address, among other things, the Company’s cybersecurity strategy, initiatives, key security metrics, business response plans and the evolving cyber threat landscape, and a detailed threat assessment relating to information technology risks. Notice of potential material Incidents to the Board is provided for in the Cybersecurity Incident Playbook (the “Playbook”) and the Cybersecurity Incident Disclosure Control Procedure (the “Cyber Disclosure Procedure”).

Management Governance
The controls and processes employed to assess, identify and manage material risks from cybersecurity threats are implemented and overseen by the Enterprise Information Security Steering Committee, led by the CISO. The CISO leverages his 15-plus years of experience building and leading cybersecurity programs and teams. The CISO has experience as a Chief Information Security Officer in multiple industries and has received Certified Information Systems Security Professional (“CISSP”) and Certification in Risk Management Assurance (“CRMA”) certifications. The CISO is responsible for the day-to-day management of the cybersecurity program, including the prevention, detection, investigation and response to cybersecurity threats and incidents and is responsible for determining if the cybersecurity program is functioning effectively in the face of evolving cybersecurity threats.
Members of the Enterprise Information Security Steering Committee also include the Global Data Privacy Officer, Chief Technology Officer, Chief Administrative Officer, the General Counsel and the Global Risk Officer of Protiviti.
Specifically, the Enterprise Information Security Steering Committee typically meets at least four times per year, or with greater frequency as necessary, to:
•review with management the Company’s cybersecurity threat landscape, risks and data security programs, and the Company’s management and mitigation of cybersecurity risks and incidents;
•review with management the Company’s compliance with applicable information security laws and industry standards;
•discuss with management the Company’s cybersecurity, technology and information systems policies, including the guidelines and policies established by the Company to assess, monitor and mitigate the Company’s significant cybersecurity, technology and information systems related risk exposures; and
•review and provide oversight on the Company’s crisis preparedness with respect to cybersecurity, including Incident response preparedness, communication plans and business continuity capabilities.
Senior management of many departments in the Company also engage in an annual tabletop exercise in order to test incident preparedness, review the effectiveness of the Playbook and maintain effective coordination in the event of a security incident.
Processes for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats
The Cybersecurity Incident Response Team (“CIRT”) and/or the Crisis Management Team (“CMT”) utilize a Cybersecurity Incident Response Plan (the “CIRP”) and the Playbook to: (1) prepare for and protect against Incidents; (2) detect and analyze Incidents; and (3) contain, eradicate and appropriately report on cybersecurity events. In the event of an Incident, the CIRP provides a framework to coordinate the response. The CIRP and Playbook also address escalation protocols to senior management with respect to disclosure determinations related to an Incident and provides for Executive Team briefings as appropriate. If the CIRT’s initial investigation of the facts of an Incident indicates the need for escalation for potential disclosure, the CMT will utilize the process in the Playbook and the Cyber Disclosure Procedure will be utilized.
The Playbook provides understandable and flexible processes for analyzing and responding to Incidents. In the event of an Incident, the Playbook provides the CMT with predefined steps to follow to respond to, and escalate, cyber security incidents, as appropriate.
The Cyber Disclosure Procedure establishes a flexible and context-dependent process for determining whether an Incident constitutes a material issue pursuant to the rules and regulations of the SEC. A committee of senior management personnel is established to assess potential Incidents. Standing members of the Cyber Disclosure Committee (“CDC”) include the President and Chief Executive Officer, Chief Financial Officer, General Counsel, Global Privacy Officer and Chief Technology Officer.
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
EIS conducts cybersecurity evaluations, reviews and due diligence of (i) critical vendors periodically and (ii) all new vendors prior to onboarding. Vulnerabilities in third-party providers’ information security environments and software are monitored and managed through EIS’ vulnerability management program. This program aggregates findings from the vulnerability detection and secure configuration management tools within a dashboard, which allows EIS personnel to focus on high priority matters.
EIS employs a variety of measures to prepare for and protect against, and detect, contain and eradicate cybersecurity incidents and threats. The preparatory and protective measures EIS has in place include, but are not limited to, password protection, multi-factor authentication, internal and external penetration testing, cybersecurity assessments, industry benchmarking, annual cybersecurity awareness trainings to employees, and social engineering awareness efforts. To detect and prevent Incidents, the cybersecurity program uses automated event-detection technology monitored by the cyber defense team, notifications from employees, vendors or service providers, and other tools. The Company has relationships with a number of third-party service providers to assist with Incident response and containment and remediation efforts, including a forensic investigation firm, insurance providers, auditors, consultants, assessors and various law firms. While the Company maintains a robust cybersecurity program, the techniques used to infiltrate information technology systems continue to evolve. Accordingly, the Company operates with, and plans for, the notion that it is impossible to prevent or detect all Incidents, that Incidents will occur, and that the Company will not always be able to detect threats in a timely manner or anticipate and implement adequate security measures. For additional information, see Item 1A. “Risks Related to the Company’s Information Technology, Cybersecurity and Data Protection.”
Cybersecurity Risks
The Company is currently not aware of any material cybersecurity incidents or threats that have impacted the Company or its business, financial condition, results of operations, employees or customers in the past fiscal year. However, the Company and its customers routinely face risks of Incidents, as the Company relies heavily on information technology systems. Although the Company makes efforts to maintain the security and integrity of the Company’s information technology systems, these systems and the proprietary, confidential internal and customer information that resides on or is transmitted through them are subject to the risk of a cybersecurity incident or disruption, and there can be no assurance that the Company’s security efforts and measures and those of the Company’s third-party providers will prevent breakdowns or incidents affecting the Company’s or the Company’s third-party providers’ databases or systems that could adversely affect the Company’s business.
Item 2.    Properties
The Company’s headquarters operations are located in Menlo Park and San Ramon, California. As of December 31, 2024, contract talent solutions and permanent placement talent solutions activities were conducted through offices located in the U.S., Australia, Belgium, Brazil, Canada, Chile, China, France, Germany, Ireland, Japan, Luxembourg, the Netherlands, New Zealand, Singapore, Switzerland, the United Arab Emirates, and the United Kingdom. As of December 31, 2024, Protiviti had offices in the U.S., Australia, Bulgaria, Canada, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Switzerland and the United Kingdom. All of the offices are leased.
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
The Company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “RHI.” On January 31, 2025, there were 1,427 holders of record of the Common Stock.
The Company has paid a quarterly dividend since April 2004. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of the Company’s Board of Directors.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (c)
October 1, 2024 to October 31, 2024	20	(a)	$50.22	—	8,325,880
November 1, 2024 to November 30, 2024	400,000		$74.56	400,000	7,925,880
December 1, 2024 to December 31, 2024	671,165	(b)	$73.68	646,402	7,279,478
Total October 1, 2024 to December 31, 2024	1,071,185			1,046,402

(a)Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(b)Includes 24,763 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(c)Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 138,000,000 shares have been authorized for repurchase, of which 130,720,522 shares have been repurchased as of December 31, 2024.

Stock Performance Graph
The following graph compares, through December 31, 2024, the cumulative total return of the Company’s Common Stock, an index of certain publicly traded employment services companies, and the Standard and Poor’s (“S&P”) 500. The graph assumes the investment of $100 at the beginning of the period depicted in the chart and reinvestment of all dividends. The peer companies are weighted by their respective market caps at the beginning of each period. The information presented in the graph was obtained by the Company from outside sources it considers to be reliable but has not been independently verified by the Company.

$300
$250
$200
$150
$100
$50
$0
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Robert Half Inc.
S&P 500 Index
Peer Group(a)

(a)This index represents the cumulative total return of the Company and the following corporations providing contract or permanent employment services: Kelly Services Inc.; Kforce Inc.; ManpowerGroup; and Resources Connection Inc.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain information contained in Management’s Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the future operating results or financial positions of Robert Half Inc. (the “Company”). Forward-looking statements are not guarantees or promises that goals or targets will be met. These statements may be identified by words such as “anticipate,” “potential,” “estimate,” “forecast,” “target,” “project,” “plan,” “intend,” “believe,” “expect,” “should,” “could,” “would,” “may,” “might,” “will,” or variations or negatives thereof or by similar or comparable words or phrases. In addition, historical, current and forward-looking information about the Company’s environmental, social and governance (“ESG”) and compliance programs, including targets or goals, may not be considered material for the Securities and Exchange Commission (“SEC”) or other mandatory reporting purposes and may be based on standards for measuring progress that are still developing, on internal controls, diligence or processes that are evolving, on representations reviewed or provided by third parties, and on assumptions that are subject to change in the future. Forward-looking statements are estimates only and are based on management’s current expectations, currently available information and current strategy, plans or forecasts, and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict, often beyond our control and are inherently uncertain. Forward-looking statements are subject to risks and uncertainties that could cause actual results and outcomes, or the timing of these results or outcomes, to differ materially from those expressed or implied in the statements. These risks and uncertainties include, but are not limited to, the following: changes to or new interpretations of United States of America (“U.S.”) or international tax regulations; the global financial and economic situation; changes in levels of unemployment and other economic conditions in the U.S. or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of candidates for contract employment or the Company’s ability to attract candidates; the development, proliferation and adoption of artificial intelligence (“AI”) by the Company and the third parties it serves; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company’s services, or the Company’s ability to maintain its margins; the possibility of the Company incurring liability for its activities, including the activities of its engagement professionals, or for events impacting its engagement professionals on clients’ premises; the possibility that adverse publicity could impact the Company’s ability to attract and retain clients and candidates; the success of the Company in attracting, training and retaining qualified management personnel and other staff employees; the Company’s ability to comply with governmental regulations affecting personnel services businesses in particular or employer/employee relationships in general; whether there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; the Company’s reliance on short-term contracts for a significant percentage of its business; litigation relating to prior or current transactions or activities, including litigation that may be disclosed from time to time in the Company’s SEC filings; the impact of extreme weather conditions on the Company and its candidates and clients; the ability of the Company to manage its international operations and comply with foreign laws and regulations; the impact of fluctuations in foreign currency exchange rates; the possibility that the additional costs the Company will incur as a result of health care or other reform legislation may adversely affect the Company’s profit margins or the demand for the Company’s services; the possibility that the Company’s computer and communications hardware and software systems could be damaged or their service interrupted or that the Company could experience a cybersecurity breach; and the possibility that the Company may fail to maintain adequate financial and management controls, and as a result suffer errors in its financial reporting. Additionally, with respect to Protiviti, other risks and uncertainties include the fact that future success will depend on its ability to retain employees and attract clients; there can be no assurance that there will be ongoing demand for broad-based consulting, regulatory compliance, technology services, public sector or other high-demand advisory services; failure to produce projected revenues could adversely affect financial results; and there is the possibility of involvement in litigation relating to prior or current transactions or activities. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results. Except as required by law, the Company undertakes no obligation to update information in this report, whether as a result of new information, future events, or otherwise, and notwithstanding any historical practice of doing so.
Executive Overview
The Company’s results were impacted by the ongoing macroeconomic uncertainty that affects client and candidate confidence, lengthening decision cycles and delaying hiring activities and projects in the short term.
The Company’s service revenues were $5.80 billion in 2024, a decrease of 9.3% from the prior year. Full-year 2024 net income decreased 38.8% to $252 million and diluted net income per share decreased 37.1% to $2.44.
Demand for the Company’s contract talent solutions, permanent placement talent solutions and Protiviti is largely dependent upon general economic and labor trends both domestically and abroad. The U.S. real gross domestic product increased 2.3% in 2024, compared to an increase of 2.5% in 2023, while the unemployment rate rose from 3.8% in December

2023 to 4.1% in December 2024. Global labor markets remain resilient with U.S. job openings significantly above historical averages indicating pent-up demand for talent. In the U.S., unemployment stands at 4.1% and remains even lower for those with a college degree, where the rate is 2.4%.
The Company is confident about its ability to weather the current economic cycle. The NFIB’s Small Business Optimism Index continues to climb and recently reached levels not seen in more than six years. Rising business confidence is conducive to hiring urgency, accelerated project demand and reprioritization of deferred growth initiatives. The Company is encouraged by the current combination of elevated job openings, low unemployment and strong business confidence. The Company is well-positioned to capitalize on emerging opportunities and support its clients’ talent and consulting needs through the strength of its industry-leading brand, people, technology and unique business model.
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
The Company monitors various economic indicators and business trends in all of the countries in which it operates to anticipate demand for the Company’s services. These trends are evaluated to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends and productivity metrics. Visibility into future revenues is limited not only due to the dependence on macroeconomic and labor market conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, the Company’s headcount and other investments are typically assessed on at least a quarterly basis. During 2024 the Company decreased headcount for its contract talent solutions and permanent placement talent solutions segments, when compared to prior year-end levels. In addition, the full-time headcount for Protiviti increased when compared to prior year-end levels.
Critical Accounting Policies and Estimates
As described below, the Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments.
Service Revenues.    The Company derives its revenues from three segments: contract talent solutions, permanent placement talent solutions and Protiviti. Revenues are recognized when promised goods or services are delivered to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. See Note C—“Revenue Recognition” to the Company’s Consolidated Financial Statements included under Part II—Item 8 of this report.
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
The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. Valuation allowances of $26.4 million and $25.8 million were recorded as of December 31, 2024, and 2023, respectively. The valuation allowances recorded relate primarily to net operating losses in certain international operations. If such losses are ultimately utilized to offset future operating income, the Company will recognize a tax benefit up to the full amount of the related valuation reserve.
The Organization of Economic Cooperation and Development (“OECD”), an international association of many countries, has introduced a framework to impose a 15% global minimum corporate tax, referred to as Pillar Two, effective for tax years beginning in 2024. Currently, there are no laws enacted incorporating Pillar Two in the U.S., however, certain countries in which the Company operates have adopted, or are in the process of adopting legislation to implement Pillar Two. The OECD continues to release additional guidance and countries are implementing legislation with widespread adoption of the Global Anti-Base Erosion (“GloBE”) Model Rules for Pillar Two. The Company is continuing to evaluate the GloBE Model Rules for Pillar Two and related legislation; no material tax impacts are expected.

While management believes that its judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may materially affect the future financial results of the Company.
Recent Accounting Pronouncements
See Note B—“New Accounting Pronouncements” to the Company’s Consolidated Financial Statements included under Part II—Item 8 of this report.
Results of Operations
The Company analyzes its operating results for three reportable segments: contract talent solutions, permanent placement talent solutions and Protiviti. The contract talent solutions and permanent placement talent solutions segments provide engagement professionals and full-time personnel, respectively, for finance and accounting, technology, marketing and creative, legal, administrative and customer support, and executive search. The Protiviti segment provides internal audit, risk, business and technology consulting solutions.
Demand for the Company’s services is largely dependent upon global economic and labor trends. Because of the inherent difficulty in predicting economic trends, future demand for the Company’s services cannot be forecast with certainty.
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
The following measures, adjusted gross margin and adjusted selling, general and administrative expenses, include gains and losses on investments held to fund the Company’s obligations under employee deferred compensation plans. The Company provides these measures because they are used by management to review its operational results.
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

Years ended December 31, 2024, and 2023
Service Revenues.    The Company’s revenues were $5.80 billion for the year ended December 31, 2024, a decrease of 9.3%, compared to $6.39 billion for the year ended December 31, 2023. Revenues from U.S. operations decreased 8.8% to $4.52 billion (78.0% of total revenue) for the year ended December 31, 2024, compared to $4.96 billion (77.5% of total revenue) for the year ended December 31, 2023. Revenues from international operations decreased 11.1% to $1.28 billion (22.0% of total revenue) for the year ended December 31, 2024, compared to $1.44 billion (22.5% of total revenue) for the year ended December 31, 2023. Contributing factors for each reportable segment are discussed below in further detail.
Contract talent solutions revenues were $3.36 billion for the year ended December 31, 2024, decreasing by 13.8% compared to revenues of $3.90 billion for the year ended December 31, 2023. Key drivers of contract talent solutions revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. The decrease in contract talent solutions revenues for 2024 was primarily due to a 14.6% decrease in the number of hours worked by the Company’s engagement professionals, partially offset by a 1.5% increase in average bill rates. On an as adjusted basis, contract talent solutions revenues decreased 14.0% for 2024, compared to 2023. In the U.S., 2024 revenues decreased 14.6% on a reported basis, and decreased 15.1% on an as adjusted basis, compared to 2023. International revenues for 2024 decreased 11.0% on a reported basis, and decreased 10.6% on an as adjusted basis, compared to 2023.
Permanent placement talent solutions revenues were $487 million for the year ended December 31, 2024, decreasing by 14.1% compared to revenues of $567 million for the year ended December 31, 2023. Key drivers of permanent placement talent solutions revenues consist of the number of candidate placements and average fees earned per placement. The decrease in permanent placement talent solutions revenues for 2024 was due to a 17.0% decrease in the number of placements, partially offset by a 2.9% increase in average fees earned per placement. On an as adjusted basis, permanent placement talent solutions revenues decreased 14.3% for 2024 compared to 2023. In the U.S., 2024 revenues decreased 12.6% on a reported basis, and decreased 13.1% on an as adjusted basis, compared to 2023. International revenues for 2024 revenues decreased 17.8% on a reported basis, and decreased 17.4% on an as adjusted basis, compared to 2023. Historically, demand for permanent placement talent solutions is even more sensitive to economic and labor market conditions than demand for contract talent solutions and this is expected to continue.
Protiviti revenues were $1.95 billion for the year ended December 31, 2024, increasing by 1.1% compared to revenues of $1.93 billion for the year ended December 31, 2023. Key drivers of Protiviti revenues are the billable hours worked on client engagements and average hourly bill rates. The increase in Protiviti revenues for 2024 was primarily due to a 2.4% increase in average hourly bill rate, partially offset by a 1.3% decrease in billable hours. On an as adjusted basis, Protiviti revenues increased 0.6% for 2024 compared to 2023. In the U.S., 2024 revenues increased 3.5% on a reported basis, and increased 3.0% on an as adjusted basis, compared to 2023. International revenues for 2024 revenues decreased 8.5% on a reported basis, and decreased 8.9% on an as adjusted basis, compared to 2023.

A reconciliation of the non-GAAP year-over-year revenue growth rates to the reported year-over-year revenue growth rates for the year ended December 31, 2024, is presented in the following table:

	Global	United States	International
Contract talent solutions
As Reported	-13.8%	-14.6%	-11.0%
Billing Days Impact	-0.4%	-0.5%	-0.4%
Currency Impact	0.2%	—	0.8%
As Adjusted	-14.0%	-15.1%	-10.6%
Permanent placement talent solutions
As Reported	-14.1%	-12.6%	-17.8%
Billing Days Impact	-0.4%	-0.5%	-0.4%
Currency Impact	0.2%	—	0.8%
As Adjusted	-14.3%	-13.1%	-17.4%
Protiviti
As Reported	1.1%	3.5%	-8.5%
Billing Days Impact	-0.5%	-0.5%	-0.4%
Currency Impact	—	—	—
As Adjusted	0.6%	3.0%	-8.9%
Gross Margin.    The Company’s gross margin dollars were $2.25 billion for the year ended December 31, 2024, down 12.7% from $2.58 billion for the year ended December 31, 2023. Contributing factors for each reportable segment are discussed below in further detail.
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
Gross margin dollars for contract talent solutions were $1.32 billion for the year ended December 31, 2024, down 15.0% from $1.55 billion for the year ended December 31, 2023. As a percentage of revenues, gross margin dollars for contract talent solutions were 39.2% in 2024, down from 39.8% in 2023. The decrease in gross margin percentage was primarily due to lower conversions and a smaller mix of higher margin services which impacted pay-bill spreads.
Gross margin dollars for permanent placement talent solutions represent revenues less reimbursable expenses. Gross margin dollars for permanent placement talent solutions were $486 million for the year ended December 31, 2024, down 14.2% from $566 million for the year ended December 31, 2023. Because reimbursable expenses for permanent placement talent solutions are de minimis, the decrease in gross margin dollars is substantially explained by the decrease in revenues previously discussed.
Gross margin dollars for Protiviti represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of Protiviti’s gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s Protiviti staff. Gross margin dollars for Protiviti were $444 million for the year ended December 31, 2024, down 3.2% from $459 million for the year ended December 31, 2023. As a percentage of revenues, reported gross margin dollars for Protiviti were 22.8% in 2024, down from 23.8% in 2023. As a percentage of revenues, adjusted gross margin dollars for Protiviti were 23.7% in 2024, down from 24.6% in 2023. The year-over-year decrease in adjusted gross margin percentage was primarily due to the relative composition of and number of professional staff and their respective pay and bill rates.

The Company’s gross margin by reporting segment is summarized as follows (in thousands):

	Year Ended December 31,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2024	2023	2024	2023	2024	2023	2024	2023
Gross Margin
Contract talent solutions	$1,316,524	$1,549,312	$1,316,524	$1,549,312	39.2%	39.8%	39.2%	39.8%
Permanent placement talent solutions	486,219	566,381	486,219	566,381	99.8%	99.8%	99.8%	99.8%
Protiviti	444,487	459,311	463,250	475,572	22.8%	23.8%	23.7%	24.6%
Total	$2,247,230	$2,575,004	$2,265,993	$2,591,265	38.8%	40.3%	39.1%	40.5%
The following tables provide reconciliations of the non-GAAP adjusted gross margin to reported gross margin for the years ended December 31, 2024, and 2023 (in thousands):

	Year Ended December 31, 2024
	Contract talent solutions		Permanent placement talent solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$1,316,524	39.2%	$486,219	99.8%	$444,487	22.8%	$2,247,230	38.8%
Adjustments (1)	—	—	—	—	18,763	0.9%	18,763	0.3%
As Adjusted	$1,316,524	39.2%	$486,219	99.8%	$463,250	23.7%	$2,265,993	39.1%

	Year Ended December 31, 2023
	Contract talent solutions		Permanent placement talent solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$1,549,312	39.8%	$566,381	99.8%	$459,311	23.8%	$2,575,004	40.3%
Adjustments (1)	—	—	—	—	16,261	0.8%	16,261	0.2%
As Adjusted	$1,549,312	39.8%	$566,381	99.8%	$475,572	24.6%	$2,591,265	40.5%
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
Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation and occupancy costs. The Company’s reported selling, general and administrative expenses were $2.00 billion for the year ended December 31, 2024, down 4.9% from $2.11 billion for the year ended December 31, 2023. As a percentage of revenues, reported selling, general and administrative expenses were 34.6% in 2024, up from 33.0% in 2023. The Company’s adjusted selling, general and administrative expenses were $1.93 billion for the year ended December 31, 2024, down 5.2% from $2.04 billion in 2023. As a percentage of revenues, adjusted selling, general and administrative expenses were 33.3% in 2024, up from 31.8% in 2023. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for contract talent solutions, on an as-reported basis, were $1.25 billion for the year ended December 31, 2024, decreasing 5.2% from $1.32 billion the year ended December 31, 2023. As a percentage of revenues, reported selling, general and administrative expenses for contract talent solutions were 37.3% in 2024, up from 33.9% in 2023. Selling, general and administrative expenses for contract talent solutions, on an adjusted basis, were $1.19 billion for the year ended December 31, 2024, down 5.6% from $1.26 billion in 2023. As a percentage of revenues, adjusted selling, general and administrative expenses for contract talent solutions were 35.3% in 2024, up from 32.3% in 2023, due primarily to negative leverage as revenues decreased as a result of economic conditions.

Selling, general and administrative expenses for permanent placement talent solutions were $449 million for the year ended December 31, 2024, decreasing by 10.0% from $499 million for the year ended December 31, 2023. As a percentage of revenues, reported selling, general and administrative expenses for permanent placement talent solutions services were 92.1% in 2024, up from 87.9% in 2023. As a percentage of revenues, adjusted selling, general and administrative expenses for permanent placement talent solutions were 90.3% in 2024, up from 86.6% in 2023, due primarily to negative leverage as revenues decreased as a result of economic conditions.
Selling, general and administrative expenses for Protiviti were $303 million for the year ended December 31, 2024, increasing by 5.3% from $288 million for the year ended December 31, 2023. As a percentage of revenues, selling, general and administrative expenses for Protiviti were 15.5% in 2024, up from 14.9% in 2023.
The Company’s selling, general and administrative expenses by reportable segment are summarized as follows (in thousands):

	Year Ended December 31,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2024	2023	2024	2023	2024	2023	2024	2023
Selling, General and Administrative Expenses
Contract talent solutions	$1,252,588	$1,320,752	$1,186,006	$1,256,497	37.3%	33.9%	35.3%	32.3%
Permanent placement talent solutions	448,901	498,881	440,167	491,377	92.1%	87.9%	90.3%	86.6%
Protiviti	303,050	287,898	303,050	287,898	15.5%	14.9%	15.5%	14.9%
Total	$2,004,539	$2,107,531	$1,929,223	$2,035,772	34.6%	33.0%	33.3%	31.8%
The following tables provide reconciliations of the non-GAAP selling, general and administrative expenses to reported selling, general and administrative expenses for the years ended December 31, 2024, and 2023 (in thousands):

	Year Ended December 31, 2024
	Contract talent solutions		Permanent placement talent solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$1,252,588	37.3%	$448,901	92.1%	$303,050	15.5%	$2,004,539	34.6%
Adjustments (1)	(66,582)	(2.0%)	(8,734)	(1.8%)	—	—	(75,316)	(1.3%)
As Adjusted	$1,186,006	35.3%	$440,167	90.3%	$303,050	15.5%	$1,929,223	33.3%

	Year Ended December 31, 2023
	Contract talent solutions		Permanent placement talent solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$1,320,752	33.9%	$498,881	87.9%	$287,898	14.9%	$2,107,531	33.0%
Adjustments (1)	(64,255)	(1.6%)	(7,504)	(1.3%)	—	—	(71,759)	(1.2%)
As Adjusted	$1,256,497	32.3%	$491,377	86.6%	$287,898	14.9%	$2,035,772	31.8%
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
Income from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation plan obligations change and adjustments are recorded in selling, general and administrative expenses, or in the case of Protiviti, costs of services. The value of the related investment trust assets also changes by the equal and offsetting amount, leaving no net costs to the Company, and therefore no effect on reported net income. The Company’s income from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments and is presented separately on the Consolidated Statements of Operations. The Company’s income from investments held in employee deferred compensation trusts was $94 million for the year ended December 31, 2024, and $88 million for the year ended December 31, 2023. The income from trust investments was due to positive market returns during 2024.
Income Before Income Taxes and Segment Income. The Company’s total income before income taxes was $358 million, or 6.2% of revenues, for the year ended December 31, 2024, down from $577 million, or 9.0% of revenues, for the year ended December 31, 2023. Combined segment income was $337 million, or 5.8% of revenues, for the year ended December 31, 2024, down from $555 million, or 8.7% of revenues, for the year ended December 31, 2023.
The Company’s non-GAAP combined segment income is summarized as follows (in thousands):

	Year Ended December 31,
	2024	% of Revenue	2023	% of Revenue
Combined Segment Income
Contract talent solutions	$130,518	3.9%	$292,815	7.5%
Permanent placement talent solutions	46,052	9.5%	75,004	13.2%
Protiviti	160,200	8.2%	187,674	9.7%
Total	$336,770	5.8%	$555,493	8.7%
The following table provides a reconciliation of the non-GAAP combined segment income to reported income before income taxes for the years ended December 31, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2024	% of Revenue	2023	% of Revenue
Income before income taxes	$357,671	6.2%	$576,583	9.0%
Interest income, net	(22,118)	(0.4)%	(23,973)	(0.3)%
Amortization of intangible assets	1,217	0.0%	2,883	0.0%
Combined segment income	$336,770	5.8%	$555,493	8.7%
Provision for income taxes. The provision for income taxes was 29.7% and 28.7% for the years ended December 31, 2024 and 2023, respectively. The higher tax rate for 2024 can be attributed to an increased impact of nondeductible expenses and fewer tax credits.
Years ended December 31, 2023, and 2022
A discussion of changes regarding the Company’s financial condition and results of operations for the year ended December 31, 2023, compared to the year ended December 31, 2022, can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 20, 2024, which is available free of charge on the SEC’s website at www.sec.gov and at www.roberthalf.com/investor-center.
Liquidity and Capital Resources
The change in the Company’s liquidity during the years ended December 31, 2024, and 2023, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, investments in employee deferred compensation trusts, net of redemptions from employee deferred compensation trusts, repurchases of common stock, and payments of dividends.
Cash and cash equivalents were $538 million and $732 million at December 31, 2024, and 2023, respectively. Operating activities provided $410 million during the year ended December 31, 2024, offset by $87 million and $496 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $637 million during the year ended December 31, 2023, offset by $112 million and $461 million of net cash used in investing and financing activities, respectively. Fluctuations in foreign currency exchange rates had the effect of decreasing reported cash and cash equivalents by $21 million during the year ended December 31, 2024, compared to an increase of $9 million in 2023.

Operating activities—Net cash provided by operating activities for the year ended December 31, 2024, was $410 million. This was composed of net income of $252 million, adjusted upward for non-cash items of $68 million, and cash provided by changes in working capital of $90 million. Net cash provided by operating activities for the year ended December 31, 2023, was $637 million. This was composed of net income of $411 million, adjusted upward for non-cash items of $79 million, and cash provided by changes in working capital of $147 million.
Investing activities—Cash used in investing activities for the year ended December 31, 2024, was $87 million. This was composed of capital expenditures of $56 million and investments in employee deferred compensation trusts of $69 million, partially offset by proceeds from employee deferred compensation trust redemptions of $38 million. Cash used in investing activities for the year ended December 31, 2023, was $112 million. This was composed of capital expenditures of $46 million, investments in employee deferred compensation trusts of $103 million, and $1 million cash paid for an acquisition, partially offset by proceeds from employee deferred compensation trust redemptions of $38 million.
Capital expenditures, including $29 million related to cloud computing implementations, in 2024 totaled $86 million, approximately 59% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s sustainability and future growth opportunities. Capital expenditures for cloud computing arrangements are included in cash flows from operating activities on the Company’s Consolidated Statements of Cash Flows. Capital expenditures included amounts spent on tenant improvements and furniture and equipment in the Company’s leased offices. The Company currently expects 2025 capitalized expenditures will range from $75 million to $95 million, of which $45 million to $55 million relates to software initiatives and technology infrastructure, including capitalized costs relating to the implementation of cloud computing arrangements.
Financing activities—Cash used in financing activities for the year ended December 31, 2024, was $496 million. This included repurchases of $276 million in common stock and $220 million in dividends paid to stockholders. Cash used in financing activities for the year ended December 31, 2023, was $461 million. This included repurchases of $255 million in common stock and $206 million in dividends paid to stockholders.
As of December 31, 2024, the Company is authorized to repurchase, from time to time, up to 7.3 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the years ended December 31, 2024 and 2023, the Company repurchased 3.5 million shares, at a cost of $249 million, and 3.0 million shares, at a cost of $232 million, on the open market, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. During the years ended December 31, 2024 and 2023, such repurchases totaled 0.3 million shares, at a cost of $23 million, and 0.3 million shares, at a cost of $26 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital as of December 31, 2024, included $538 million in cash and cash equivalents and $772 million in net accounts receivable, both of which will be a significant source of ongoing liquidity and financial resilience. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
There is limited visibility into future cash flows as the Company’s revenues and net income are largely dependent on macroeconomic conditions. The Company’s variable direct costs related to its contract talent solutions business will largely fluctuate in relation to its revenues.
In May 2023, the Company entered into an amendment to extend the maturity of its $100 million unsecured revolving credit facility (the “Credit Agreement”) to May 2026. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing which will be calculated according to the Adjusted Term Secured Overnight Financing Rate (“SOFR”), or an alternative base rate, plus an applicable margin. The Credit Agreement is subject to certain financial covenants and the Company was in compliance with these covenants as of December 31, 2024. There were no borrowings under the Credit Agreement as of December 31, 2024, or December 31, 2023.
On February 12, 2025, the Company announced a quarterly dividend of $0.59 per share to be paid to all shareholders of record as of February 25, 2025. The dividend will be paid on March 14, 2025.
Material Cash Requirements from Contractual Obligations
Leases. As of December 31, 2024, the Company reported current and long-term operating lease liabilities of $65 million and $169 million, respectively. These balances consist of the minimum rental commitments for 2025 and thereafter, discounted to reflect the Company’s cost of borrowing, under noncancelable lease contracts executed as of December 31, 2024.

The majority of these leases are for real estate. In the event the Company vacates a location prior to the end of the lease term, the Company may be obliged to continue making lease payments. For further information, see Note G—“Leases” to the Company’s Consolidated Financial Statements included under Part II—Item 8 of this report.
Purchase Obligations. As of December 31, 2024, the Company’s contractual purchase obligations were $255 million, primarily related to software subscriptions, services, telecom services and software maintenance agreements. Of this amount, $112 million is expected to be paid within the next 12 months. These purchase obligations are incurred during the normal course of business.
Employee Deferred Compensation Plan. As of December 31, 2024, the Company reported employee deferred compensation plan obligations of $678 million in its accompanying Consolidated Statements of Financial Position. The balances are due to employees based upon elections they make at the time of deferring their funds. The timing of these payments may change based upon factors including termination of the Company’s employment arrangement with a participant. These obligations are funded through contributions to investment trusts, whose assets as of December 31, 2024, were substantially equal to the obligations. Assets of these plans are held by an independent trustee for the sole benefit of participating employees and consist of money market funds and mutual funds. For further information, see Note J—“Employee Deferred Compensation Plans” to the Company’s Consolidated Financial Statements included under Part II—Item 8 of this report.
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
For the year ended December 31, 2024, approximately 22.0% of the Company’s revenues were generated outside of the U.S. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Australian dollar and Brazilian real, British pound, Canadian dollar and Euro, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s international markets, the Company’s reported results vary.
During 2024, the U.S. dollar fluctuated, and generally strengthened, against the primary currencies in which the Company conducts business, compared to one year ago. Foreign currency exchange rates had the effect of decreasing reported revenues by $8.6 million, or 0.1%, for the year ended December 31, 2024, compared to 2023. The general strengthening of the U.S. dollar also affected the reported level of expenses incurred in the Company’s international operations. Because substantially all the Company’s international operations generated revenues and incurred expenses within the same country and currency, the effect of lower reported revenues is largely offset by the decrease in reported operating expenses. Reported net income was $0.7 million, or 0.2%, lower for the year ended December 31, 2024 compared to 2023 due to the effect of currency exchange rates.
For the one month ended January 31, 2025, the U.S. dollar has strengthened against the British pound, the Euro and Canadian dollar, and weakened against the Australian dollar and Brazilian Real since December 31, 2024. If foreign currency exchange rates were to remain at January 2025 levels throughout 2025, the currency impact on the Company’s full-year reported revenues would be unfavorable, offset by a favorable impact on operating expenses. These results will likely have an immaterial impact on reported net income.
Fluctuations in foreign currency exchange rates impact the U.S. dollar amount of the Company’s stockholders’ equity. The assets and liabilities of the Company’s international subsidiaries are translated into U.S. dollars at the exchange rates in effect at period end. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. Although currency fluctuations impact the Company’s reported results and shareholders’ equity, such fluctuations generally do not affect cash flow or result in actual economic gains or losses. The Company generally has few cross-border transfers of funds, which consists of dividends from the Company’s foreign subsidiaries and transfers to and from the U.S. related to intercompany working capital requirements.

Item 8. Financial Statements and Supplementary Data
ROBERT HALF INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share amounts)

	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$537,583	$731,740
Accounts receivable, net	772,285	860,872
Employee deferred compensation trust assets	673,240	571,046
Other current assets	146,314	133,481
Total current assets	2,129,422	2,297,139
Property and equipment, net	119,564	108,809
Right-of-use assets	198,384	209,256
Goodwill	237,180	237,970
Noncurrent deferred income taxes	158,120	140,135
Other noncurrent assets	11,735	17,480
Total assets	$2,854,405	$3,010,789
LIABILITIES
Accounts payable and accrued expenses	$166,955	$156,662
Accrued payroll and benefit costs	372,785	413,933
Employee deferred compensation plan obligations	678,403	572,913
Income taxes payable	2,977	11,144
Current operating lease liabilities	64,619	80,459
Total current liabilities	1,285,739	1,235,111
Noncurrent operating lease liabilities	168,900	161,440
Other noncurrent liabilities	21,763	25,887
Total liabilities	1,476,402	1,422,438
Commitments and Contingencies (Note L)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 260,000,000 shares; issued and outstanding 102,199,470 and 105,208,817 shares	102	105
Additional paid-in capital	1,418,150	1,354,703
Accumulated other comprehensive loss	(65,138)	(32,626)
Retained earnings	24,889	266,169
Total stockholders’ equity	1,378,003	1,588,351
Total liabilities and stockholders’ equity	$2,854,405	$3,010,789

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Service revenues	$5,795,837	$6,392,517	$7,238,142
Costs of services	3,548,607	3,817,513	4,144,093
Gross margin	2,247,230	2,575,004	3,094,049
Selling, general and administrative expenses	2,004,539	2,107,531	2,117,296
(Income) loss from investments held in employee deferred compensation trusts (which is completely offset by related costs and expenses - Note A)	(94,079)	(88,020)	86,139
Amortization of intangible assets	1,217	2,883	1,667
Interest income, net	(22,118)	(23,973)	(8,008)
Income before income taxes	357,671	576,583	896,955
Provision for income taxes	106,073	165,437	239,036
Net income	$251,598	$411,146	$657,919

Net income per share:
Basic	$2.45	$3.90	$6.08
Diluted	$2.44	$3.88	$6.03

Weighted average shares:
Basic	102,661	105,530	108,214
Diluted	103,028	106,074	109,171

Dividends declared per share	$2.12	$1.92	$1.72

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
COMPREHENSIVE INCOME (LOSS):
Net income	$251,598	$411,146	$657,919
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(32,910)	11,184	(25,274)
Foreign defined benefit plan adjustments, net of tax	398	(187)	4,273
Total other comprehensive income (loss)	(32,512)	10,997	(21,001)
Total comprehensive income (loss)	$219,086	$422,143	$636,918

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Par Value

Balance at December 31, 2021	110,686	$111	$1,235,903	$(22,622)	$167,659	$1,381,051
Net income	—	—	—	—	657,919	657,919
Other comprehensive income (loss)	—	—	—	(21,001)	—	(21,001)
Dividends declared ($1.72 per share)	—	—	—	—	(189,266)	(189,266)
Net issuances of restricted stock	693	1	(1)	—	—	—
Stock-based compensation	—	—	57,663	—	—	57,663
Repurchases of common stock	(3,681)	(4)	—	—	(317,804)	(317,808)
Balance at December 31, 2022	107,698	$108	$1,293,565	$(43,623)	$318,508	$1,568,558

Net income	—	—	—	—	411,146	411,146
Other comprehensive income (loss)	—	—	—	10,997	—	10,997
Dividends declared ($1.92 per share)	—	—	—	—	(206,043)	(206,043)
Net issuances of restricted stock	889	1	(1)	—	—	—
Stock-based compensation	—	—	61,139	—	—	61,139
Repurchases of common stock	(3,378)	(4)	—	—	(257,442)	(257,446)
Balance at December 31, 2023	105,209	$105	$1,354,703	$(32,626)	$266,169	$1,588,351

Net income	—	—	—	—	251,598	251,598
Other comprehensive income (loss)	—	—	—	(32,512)	—	(32,512)
Dividends declared ($2.12 per share)	—	—	—	—	(221,051)	(221,051)
Net issuances of restricted stock	794	1	(1)	—	—	—
Stock-based compensation	—	—	63,448	—	—	63,448
Repurchases of common stock	(3,804)	(4)	—	—	(271,827)	(271,831)
Balance at December 31, 2024	102,199	$102	$1,418,150	$(65,138)	$24,889	$1,378,003

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$251,598	$411,146	$657,919
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	5,286	8,752	8,771
Depreciation	52,053	51,364	47,398
Amortization of cloud computing implementation costs	36,045	44,720	28,925
Amortization of intangible assets	1,217	2,883	1,667
Realized and unrealized (gains) losses from investments held in employee deferred compensation trusts	(71,656)	(72,971)	98,776
Stock-based compensation	63,448	61,139	57,663
Deferred income taxes	(17,936)	(16,568)	10,810
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	66,954	156,269	(65,626)
Capitalized cloud computing implementation costs	(29,210)	(34,895)	(40,357)
Accounts payable and accrued expenses	16,047	(14,698)	3,735
Accrued payroll and benefit cost	(32,963)	(61,725)	(58,067)
Employee deferred compensation plan obligations	105,490	98,802	(61,165)
Income taxes payable	(20,960)	10,721	2,596
Other assets and liabilities, net	(14,944)	(8,058)	(9,295)
Net cash flows provided by operating activities	410,469	636,881	683,750

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(56,318)	(45,874)	(61,120)
Investments in employee deferred compensation trusts	(69,237)	(102,969)	(67,388)
Proceeds from employee deferred compensation trust redemptions	38,700	37,628	30,869
Payments for acquisitions, net of cash acquired	(264)	(1,035)	(18,984)
Net cash flows used in investing activities	(87,119)	(112,250)	(116,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(276,032)	(254,625)	(319,897)
Dividends paid	(220,409)	(205,910)	(189,286)
Net cash flows used in financing activities	(496,441)	(460,535)	(509,183)
Effect of exchange rate fluctuations	(21,066)	9,018	(18,319)
Change in cash and cash equivalents	(194,157)	73,114	39,625
Cash and cash equivalents at beginning of period	731,740	658,626	619,001
Cash and cash equivalents at end of period	$537,583	$731,740	$658,626

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$272	$315	$368
Income taxes, net of refunds	$143,615	$168,488	$217,927
Non-cash items:
Repurchases of common stock awaiting settlement	$—	$4,394	$3,504
Fund exchanges within employee deferred compensation trusts	$130,997	$114,821	$103,003
Contingent consideration related to acquisition	$—	$350	$1,300

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
The Company operates in North America, South America, Europe, Asia, and Australia. The Company is a Delaware corporation.
Basis of Presentation.    The Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted (“GAAP”) in the United States of America (“U.S.”) and the rules of the Securities and Exchange Commission (“SEC”). Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the 2024 presentation
Principles of Consolidation.    The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates.    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of December 31, 2024, such estimates include allowances for credit losses, variable consideration, workers’ compensation losses, accrued medical expenses, income and other taxes, and assumptions used in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions. Actual results and outcomes may differ from management’s estimates and assumptions.
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
Advertising Costs.    The Company expenses all advertising costs as incurred. Advertising costs were $53.9 million, $54.8 million and $55.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.
(Income) Loss from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation plan obligations change and adjustments are recorded in selling, general and administrative expenses or, in the case of Protiviti, costs of services. The value of the related investment trust assets also changes by an equal and offsetting amount, leaving no net cost to the Company, and therefore no effect on reported net income. The Company’s (income) loss from investments held in employee deferred compensation trusts consists of unrealized and realized gains and losses, and dividend income from trust investments and is presented separately on the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the Company’s (income) loss from investments held in employee deferred compensation trusts (in thousands):

	Year Ended December 31,
	2024	2023	2022
Dividend income	$(22,423)	$(15,049)	$(12,637)
Realized and unrealized (gains) losses	(71,656)	(72,971)	98,776
(Income) loss from investments held in employee deferred compensation trusts (which is completely offset by related costs and expenses)	$(94,079)	$(88,020)	$86,139
The following table presents the Company’s increase (decrease) in employee deferred compensation costs and expense related to changes in the fair value of trust assets for its nonqualified employee deferred compensation plans (in thousands):

	Year Ended December 31,
	2024	2023	2022
Increase (decrease) in employee deferred compensation costs and expense related to changes in the fair value of trust assets	$94,079	$88,020	$(86,139)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company’s financial instruments by significant category and fair value measurement on a recurring basis (in thousands):

		Fair Value Measurements Using
	Balance at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$293,990	$293,990	—	—

Employee deferred compensation trust assets
Money market funds	$125,112	$125,112	—	—
Mutual funds - bonds	38,705	38,705	—	—
Mutual funds - stocks	401,751	401,751	—	—
Mutual funds - blend	107,672	107,672	—	—
Total employee deferred compensation trust assets	$673,240	$673,240	—	—

		Fair Value Measurements Using
	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$351,230	$351,230	—	—

Employee deferred compensation trust assets
Money market funds	$124,710	$124,710	—	—
Mutual funds - bonds	35,373	35,373	—	—
Mutual funds - stocks	316,764	316,764	—	—
Mutual funds - blend	94,199	94,199	—	—
Total employee deferred compensation trust assets	$571,046	$571,046	—	—
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the activity in the allowance for credit losses from December 31, 2022, through December 31, 2024 (in thousands):

Allowance for Credit Losses
Balance as of December 31, 2022	$22,561
Charges to expense	8,752
Deductions	(6,486)
Other, including translation adjustments	362
Balance as of December 31, 2023	$25,189
Charges to expense	5,286
Deductions	(8,009)
Other, including translation adjustments	(505)
Balance as of December 31, 2024	$21,961
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
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the possession date (generally, this is the commencement date) of the lease based on the present value of lease payments over the lease term. The lease payments included in the present value are fixed lease payments and fixed management fees. The operating lease ROU assets include any payments made before the commencement date and exclude lease incentives. As most of the Company’s leases do not provide an implicit rate, the Company estimates its collateralized incremental borrowing rate, based on information available at the commencement date, in determining the present value of lease payments. The Company applies the portfolio approach in applying discount rates to its classes of leases. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company does not have any subleases. The Company does not currently have residual value guarantees or restrictive covenants in its leases. The Company has contracts with lease and non-lease components, which are accounted for on a combined basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and Intangible Assets.    Goodwill and intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment assessment during the second quarter in each of the years ended December 31, 2024, 2023 and 2022, and determined that no adjustment to the carrying value of goodwill was required. There were no events or changes in circumstances during the six months ended December 31, 2024, that caused the Company to perform an interim impairment assessment.
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
The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. Valuation allowances of $26.4 million and $25.8 million were recorded as of December 31, 2024, and 2023, respectively. The valuation allowances recorded related primarily to net operating losses in certain international operations. If such losses are ultimately utilized to offset future segment income, the Company will recognize a tax benefit up to the full amount of the valuation reserve.
The Organization of Economic Cooperation and Development (“OECD”), an international association of many countries, has introduced a framework to impose a 15% global minimum corporate tax, referred to as Pillar Two, effective for tax years beginning in 2024. Currently, there are no laws enacted incorporating Pillar Two in the U.S., however, certain countries in which the Company operates have adopted, or are in the process of adopting legislation to implement Pillar Two. The OECD continues to release additional guidance and countries are implementing legislation with widespread adoption of the Global Anti-Base Erosion (“GloBE”) Model Rules for Pillar Two. The Company is continuing to evaluate the GloBE Model Rules for Pillar Two and related legislation; no material tax impacts are expected.
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
Accrued Medical Expenses. The Company offers several medical plans to its employees and retains the economic burden for the first $1.0 million per claimant per year in medical claims. Claims in excess of $1.0 million per year per claimant are insured. Medical expense includes the insurance premiums for claims in excess of $1.0 million, claims administration fees, prescription fees and reimbursements, and an estimate for the Company’s liability for IBNR claims and for the ongoing development of existing claims. Medical expenses are presented as a component of selling, general and administrative expenses, or in the case of Protiviti, costs of services in the Consolidated Statements of Operations.
The reserves for IBNR claims and for the ongoing development of existing claims in each reporting period include estimates. The Company has established reserves for medical claims using rates which are estimated using periodic third-party

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

actuarial valuations based upon historical loss statistics which include the Company’s historical claims data, and an estimate of future claim trends. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future results.
Foreign Currency Translation.    The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of the Company’s international subsidiaries is their local currency. The results of operations of the Company’s international subsidiaries are translated at the monthly average exchange rates prevailing during the period. The financial position of the Company’s international subsidiaries is translated at the current exchange rates at the end of the period, and the related translation adjustments are recorded as a component of accumulated other comprehensive loss within Stockholders’ Equity. Gains and losses resulting from foreign currency transactions are included as a component of selling, general and administrative expenses in the Consolidated Statements of Operations and have not been material for all periods presented.
Stock-based Compensation.    Under various stock plans, officers, employees, and outside directors have received or may receive grants of restricted stock, stock units, stock appreciation rights or options to purchase common stock.
The Company recognizes compensation expense equal to the grant-date fair value for all stock-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award. The Company determines the grant-date fair value of its restricted stock and stock unit awards using the fair market value of its stock on the grant date, unless the awards are subject to market conditions, in which case the Company utilizes an option-pricing model (i.e., Monte Carlo simulation model). The Monte Carlo simulation model utilizes multiple input variables to determine the stock-based compensation fair value.
No stock appreciation rights have been granted under the Company’s existing stock plans. The Company has not granted any options to purchase common stock since 2006.
Note B—New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Segment Reporting. In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in the ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU is effective for public filers for fiscal periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, however early adoption is permitted. The Company adopted the new guidance for the fiscal year ended December 31, 2024, resulting in additional disclosures to the Company’s segment financial information footnote. The impact of the adoption was not material to the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
Income Statement Disclosures. In November 2024, the FASB issued ASU 2024-03, Income Statement, Reporting Comprehensive Income, Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires disclosure of disaggregated information about specific categories underlying certain income statement expense line items in the notes to the financial statements. This guidance is effective for public filers for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

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
Protiviti revenues. Protiviti’s consulting services are generally provided on a time-and-material basis, fixed-fee basis, or unit basis. Revenues earned under time-and-material arrangements and fixed-fee arrangements are recognized using a proportional performance method. Revenue is measured using cost incurred relative to total estimated cost for the engagement to measure progress towards satisfying the Company’s performance obligations. Cost incurred represents work performed and thereby best depicts the transfer of control to the customer. Protiviti’s consulting services generally contain one or more performance obligation(s) which are satisfied over a period of time. Revenues are recognized over time as the performance obligations are satisfied, because the services provided do not have any alternative use to the Company, and contracts generally include language giving the Company an enforceable right to payment for services provided to date. Unit-based revenues are recognized when the service has transferred to the customer. Revenue is recognized based on unit price multiplied by the number of units delivered and based on specific terms outlined in contracts.
The Company periodically evaluates the need to provide for any losses on these projects, and losses are recognized when it is probable that a loss will be incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the Company’s revenues disaggregated by functional specialization and segments (in thousands):

	Year Ended December 31,
	2024	2023	2022
Contract talent solutions
Finance and accounting	$2,454,119	$2,811,093	$3,185,183
Administration and customer support	741,468	816,409	1,042,634
Technology	634,062	710,156	857,261
Elimination of intersegment revenues (a)	(471,777)	(442,326)	(552,231)
Total contract talent solutions	3,357,872	3,895,332	4,532,847
Permanent placement talent solutions	487,204	567,486	725,155
Protiviti	1,950,761	1,929,699	1,980,140
Total service revenues	$5,795,837	$6,392,517	$7,238,142
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
Contracts with multiple performance obligations are recognized as performance obligations are delivered, and contract value is allocated based on relative stand-alone selling values of the services and products in the arrangement. As of December 31, 2024, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $180.1 million. Of this amount, $169.7 million is expected to be recognized within the next 12 months. As of December 31, 2023, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $117.7 million.
Contract liabilities are recorded when cash payments are received or due in advance of performance and are reflected in accounts payable and accrued expenses on the Consolidated Statements of Financial Position. The following table sets forth the activity in contract liabilities from December 31, 2022, through December 31, 2024 (in thousands):

Contract
Liabilities
Balance as of December 31, 2022	$21,983
Payments in advance of satisfaction of performance obligations	47,719
Revenue recognized	(44,862)
Other, including translation adjustments	(266)
Balance as of December 31, 2023	$24,574
Payments in advance of satisfaction of performance obligations	44,138
Revenue recognized	(44,086)
Other, including translation adjustments	(621)
Balance as of December 31, 2024	$24,005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note D—Other Current Assets
Other current assets consisted of the following (in thousands):

	December 31,
	2024	2023
Prepaid expenses	$64,185	$67,999
Unamortized cloud computing implementation costs	28,417	31,049
Other	53,712	34,433
Other current assets	$146,314	$133,481
Note E—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	December 31,
	2024	2023
Computer hardware	$131,059	$150,165
Computer software	224,609	220,004
Furniture and equipment	96,288	99,547
Leasehold improvements	200,565	187,806
Property and equipment, cost	652,521	657,522
Accumulated depreciation	(532,957)	(548,713)
Property and equipment, net	$119,564	$108,809

Note F—Other Noncurrent Assets
Other noncurrent assets consisted of the following (in thousands):

	December 31,
	2024	2023
Unamortized cloud computing implementation costs	$10,517	$15,047
Other intangible assets, net	1,218	2,433
Other noncurrent assets	$11,735	$17,480
Note G—Leases
The Company has operating leases for corporate and field offices, and certain equipment. The Company’s leases have remaining lease terms of less than one year to 11 years, some of which include options to extend the leases for up to seven years, and some of which include options to terminate the leases within one year. Operating lease expense was $82.5 million, $89.0 million and $89.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Supplemental cash flow information related to leases consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for operating lease liabilities	$91,143	$94,633	$93,302
Right-of-use assets obtained in exchange for new operating lease liabilities	$78,613	$91,762	$63,622

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental balance sheet information related to leases consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Weighted average remaining lease term for operating leases	4.6 years	4.3 years	3.5 years
Weighted average discount rate for operating leases	3.9%	3.2%	2.2%
Future minimum lease payments under non-cancelable leases as of December 31, 2024, were as follows (in thousands):

2025	$73,577
2026	60,660
2027	41,957
2028	29,327
2029	20,127
Thereafter	33,814
Less: Imputed interest	(25,943)
Present value of operating lease liabilities (a)	$233,519
(a) Includes current portion of $64.6 million for operating leases.
As of December 31, 2024, the Company had additional future minimum lease obligations totaling $17.0 million under executed operating lease contracts that had not yet commenced. These operating leases include agreements for corporate and field office facilities with lease terms of one year to 11 years.
Note H—Goodwill
The following table sets forth the activity in goodwill from December 31, 2022, through December 31, 2024 (in thousands):

	Goodwill
	Contract talent solutions	Permanent placement talent solutions	Protiviti	Total
Balance as of December 31, 2022	$134,118	$26,098	$77,594	$237,810
Foreign currency translation adjustments	169	33	(42)	160
Balance as of December 31, 2023	$134,287	$26,131	$77,552	$237,970
Foreign currency translation adjustments	(349)	(68)	(373)	(790)
Balance as of December 31, 2024	$133,938	$26,063	$77,179	$237,180

Note I—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	December 31,
	2024	2023
Payroll and benefits	$330,803	$367,830
Payroll taxes	29,513	31,439
Workers’ compensation	12,469	14,664
Accrued payroll and benefit costs	$372,785	$413,933

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note J—Employee Deferred Compensation Plans
The Company provides various qualified defined contribution 401(k) plans covering eligible employees. The plans offer a savings feature with the Company matching employee contributions. Assets of this plan are held by an independent trustee for the sole benefit of participating employees.
Nonqualified plans are provided for employees on a discretionary basis, including those not eligible for the qualified plans. These plans include provisions for salary deferrals and discretionary contributions. The asset value of the nonqualified plans was $673.2 million and $571.0 million as of December 31, 2024, and December 31, 2023, respectively. The Company holds these assets to satisfy the Company’s liabilities under its deferred compensation plans. The liability value for the nonqualified plans was $678.4 million and $572.9 million as of December 31, 2024, and December 31, 2023, respectively.
Contribution expenses for the Company’s qualified and nonqualified defined contribution plans were $46.6 million, $42.4 million and $50.4 million for the years ended December 31, 2024, 2023, and 2022.
The Company has statutory defined contribution plans and defined benefit plans outside the United States of America., which are not material.
Note K—Income Taxes
The provision for income taxes for the years ended December 31, 2024, 2023, and 2022, consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$76,083	$108,825	$137,483
State	28,090	38,365	47,032
Foreign	20,400	34,885	40,204
Deferred:
Federal and state	(14,512)	(16,266)	13,542
Foreign	(3,988)	(372)	775
	$106,073	$165,437	$239,036

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income before the provision for income taxes for the years ended December 31, 2024, 2023, and 2022, consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S.	$332,547	$485,291	$780,624
Foreign	25,124	91,292	116,331
	$357,671	$576,583	$896,955
The income taxes shown above varied from the statutory federal income tax rates for these periods as follows:

	Year Ended December 31,
	2024	2023	2022
Federal U.S. income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	5.1	4.7	4.7
Permanent book/tax differences	0.7	0.4	0.3
Compensation book/tax differences	1.8	1.3	0.7
Non-U.S. income taxed at different rates, net of foreign tax credits	2.0	2.5	1.7
Federal tax credits	(1.0)	(0.8)	(1.0)
Tax impact of uncertain tax positions	(0.7)	(0.1)	0.1
Other, net	0.8	(0.3)	(0.9)
Effective tax rate	29.7%	28.7%	26.6%
The deferred portion of the tax provision (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Accrued expenses, deducted for tax when paid	$(23,871)	$(23,456)	$41,953
Internal-use software and capitalized costs	(6,677)	(11,054)	(7,930)
Depreciation	(1,343)	(330)	4,608
Unrealized gains (losses) from investments held in employee deferred compensation trusts	16,578	19,139	(26,009)
Other, net	(3,187)	(937)	1,695
	$(18,500)	$(16,638)	$14,317

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the deferred income tax amounts at December 31, 2024, and 2023, were as follows (in thousands):

	December 31,
	2024	2023
Deferred income tax assets
Employee deferred compensation and other benefit obligations	$189,407	$162,803
Deferred revenues, foreign royalties and management fees	72	375
Credits and net operating loss carryforwards	31,337	28,137
Stock-based compensation	7,440	6,318
Allowance for credit losses	5,909	6,825
Workers’ compensation	2,467	3,052
Operating lease liabilities	43,230	48,358
Other	17,010	17,698
Total deferred income tax assets	296,872	273,566
Deferred income tax liabilities
Amortization of intangible assets	(20,816)	(20,162)
Property and equipment basis differences	(757)	(8,612)
Unrealized gains from investments held in employee deferred compensation trusts	(43,709)	(27,131)
Right-of-use assets	(35,213)	(38,837)
Other	(12,230)	(13,258)
Total deferred income tax liabilities	(112,725)	(108,000)
Valuation allowance	(26,417)	(25,772)
Total deferred income tax assets, net	$157,730	$139,794
Credits and net operating loss carryforwards include tax-effected net operating losses in foreign countries of $29.5 million that expire in 2025 and later, and foreign tax credits of $1.8 million that expire in 2029 and later. Valuation allowances of $24.6 million have been maintained against net operating loss carryforwards and other deferred items in foreign countries. In addition, a valuation allowance of $1.8 million has been maintained against the foreign tax credits.
As of December 31, 2024, the Company’s consolidated financial statements provide for any related U.S. tax liability on earnings of international subsidiaries that may be repatriated.
The following table reconciles the total amounts of gross unrecognized tax benefits from January 1, 2022, through December 31, 2024 (in thousands):

	2024	2023	2022
Balance at beginning of period	$11,133	$12,260	$11,264
Gross increases—tax positions in prior years	1,085	27	1,528
Gross decreases—tax positions in prior years	0	0	(7)
Gross increases—tax positions in current year	902	769	1,533
Lapse of statute of limitations	(4,501)	(1,923)	(2,058)
Balance at end of period	$8,619	$11,133	$12,260
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $8.4 million, $11.1 million and $12.3 million for 2024, 2023, and 2022, respectively.
The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The total amount of interest and penalties accrued as of December 31, 2024, is $1.4 million, including a $0.3 million increase recorded in income tax expense during the year. The total amount of interest and penalties accrued as of December 31, 2023, was $1.0 million, including a $0.4 million increase recorded in income tax expense during the year. The total amount of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest and penalties accrued as of December 31, 2022, was $0.6 million, including a $0.2 million decrease recorded in income tax expense during the year.
The Company does not believe it is reasonably possible that the settlement of tax uncertainties will occur within the next 12 months.
The Company’s major income tax jurisdictions are the U.S., Australia, Belgium, Brazil, Canada, Germany and the United Kingdom. For U.S. federal income tax, the Company remains subject to examination for 2021 and subsequent years. For major U.S. states, with few exceptions, the Company remains subject to examination for 2020 and subsequent years. Generally, for foreign countries, the Company remains subject to examination for 2017 and subsequent years. The Company is currently under audit by the Internal Revenue Service (IRS) for the fiscal year ended December 31, 2021; no material tax adjustments have been identified.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has an uncommitted letter of credit facility (the “facility”) of up to $35.0 million, which is available to cover the issuance of debt support standby letters of credit. The Company had used $11.2 million and $14.3 million in debt support standby letters of credit as of December 31, 2024 and 2023, respectively, primarily to satisfy workers’ compensation insurer’s collateral requirements. There is a service fee of 1.1% to 1.2% on the used portion of the facility. The facility is subject to certain financial covenants and expires on August 31, 2025. The Company was in compliance with these covenants as of December 31, 2024. The Company intends to renew this facility prior to its August 31, 2025 expiration.
In May 2023, the Company entered into an amendment to extend the maturity of its $100 million unsecured revolving credit facility (the “Credit Agreement”) to May 2026. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing which will be calculated according to the Adjusted Term Secured Overnight Financing Rate (“SOFR”), or an alternative base rate, plus an applicable margin. The Credit Agreement is subject to certain financial covenants and the Company was in compliance with these covenants as of December 31, 2024. There were no borrowings under the Credit Agreement as of December 31, 2024 or December 31, 2023.
Note M—Stockholders’ Equity
Stock Repurchase Program.    As of December 31, 2024, the Company is authorized to repurchase, from time to time, up to 7.3 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the years ended December 31, 2024, 2023, and 2022, are reflected in the following table (in thousands):

	Year Ended December 31,
	2024	2023	2022
Common stock repurchased (in shares)	3,507	3,047	3,319
Common stock repurchased	$248,437	$231,578	$280,130
Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. The number and the cost of employee stock plan repurchases made during the years ended December 31, 2024, 2023, and 2022, are reflected in the following table (in thousands):

	Year Ended December 31,
	2024	2023	2022
Repurchases related to employee stock plans (in shares)	297	331	362
Repurchases related to employee stock plans	$23,394	$25,868	$37,678
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for each of the three years ended December 31, 2024, 2023, and 2022 (consisting of purchase of shares for the treasury) is presented in the Consolidated Statements of Stockholders’ Equity.
Dividends.  The Company’s Board of Directors may, at their discretion, declare and pay cash dividends upon the shares of the Company’s stock, either out of the Company’s retained earnings or additional paid-in capital. The dividends declared per share were $2.12, $1.92 and $1.72 during the years ended December 31, 2024, 2023, and 2022, respectively.
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
During the year ended December 31, 2024, the Company granted performance shares to its executives in the form of restricted stock. The shares granted contain (1) a performance condition based on Return on Invested Capital (“ROIC”), and (2) a market condition based on Total Shareholder Return (“TSR”). The ROIC performance condition and the TSR market condition measure the Company’s performance against a peer group. Shares will be delivered at the end of a three-year vesting, TSR and ROIC performance period based on the Company’s actual performance compared to the peer group. The ROIC performance condition is calculated first and has a range of possible outcomes of zero percent (0%) to one-hundred fifty percent (150%). The TSR condition is considered a modifier of the ROIC performance condition. The range for the TSR condition is seventy-five percent (75%) to one-hundred twenty-five percent (125%). The result calculated by multiplying the ROIC percentage by the TSR percentage is used to calculate the actual number of shares earned. The fair value of this award was determined using a Monte Carlo simulation with the following weighted average assumptions: a historical volatility of 29.4%, a 0% dividend yield, and a risk-free interest rate of 4.5%. The historical volatility was based on the most recent 2.8-year period for the Company and the components of the peer group. The stock price movements have been modeled such that the dividends are incorporated in the returns of each company’s stock, therefore the Monte Carlo simulation reflects a 0% dividend yield for each stock. The use of a 0% dividend yield is mathematically equivalent to including the dividends in the calculation of TSR. The risk-free interest rate is equal to the yield, as of the valuation date, of the zero-coupon U.S. Treasury bill that is commensurate with the remaining performance period.
Unrecognized compensation cost is expected to be recognized over the next four years. Total unrecognized compensation cost, net of estimated forfeitures, for restricted stock and stock units was $90.3 million, $93.7 million and $85.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The following table reflects activity under all stock plans from December 31, 2021, through December 31, 2024, and the weighted average exercise prices (in thousands, except per share amounts):

	Non-Executive Officer Time-Based Awards		Performance-Based Awards With Market Conditions
	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/ Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2021	951	$65.85	626	$75.41
Granted	410	$116.01	320	$96.20
Restrictions lapsed	(425)	$64.27	(442)	$74.01
Forfeited	(28)	$80.78	—	—
Outstanding, December 31, 2022	908	$88.74	504	$89.84
Granted	612	$79.98	357	$76.42
Restrictions lapsed	(389)	$77.98	(401)	$66.86
Forfeited	(32)	$86.85	—	—
Outstanding, December 31, 2023	1,099	$87.72	460	$99.47
Granted	533	$79.48	320	$86.03
Restrictions lapsed	(424)	$83.72	(305)	$88.77
Forfeited	(32)	$85.09	—	—
Outstanding, December 31, 2024	1,176	$85.50	475	$97.29
The total fair value of shares vested was $57.3 million, $62.3 million and $87.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.
At December 31, 2024, the total number of available shares to grant under the plans (consisting of either restricted stock, stock units, stock appreciation rights or options to purchase common stock) was approximately 2.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note O—Net Income Per Share
The calculation of net income per share for the years ended December 31, 2024, 2023, and 2022, is reflected in the following table (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Net income	$251,598	$411,146	$657,919
Basic:
Weighted average shares	102,661	105,530	108,214
Diluted:
Weighted average shares	102,661	105,530	108,214
Dilutive effect of potential common shares	367	544	957
Diluted weighted average shares	103,028	106,074	109,171
Net income per share:
Basic	$2.45	$3.90	$6.08
Diluted	$2.44	$3.88	$6.03
Potential common shares include the dilutive effect of unvested performance-based restricted stock, restricted stock which contains forfeitable rights to dividends, and stock units.
Note P—Business Segments
The Company has three reportable segments: contract talent solutions, permanent placement talent solutions and Protiviti. Operating segments are defined as components of the Company for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), a position currently held by the Company’s Chief Executive Officer, in deciding how to allocate resources and assess performance. The contract talent solutions reportable segment results from the aggregation of three operating segments with similar economic and qualitative characteristics: finance and accounting, administration and customer support and technology. The contract talent solutions and permanent placement talent solutions segments provide specialized engagement professionals and full-time personnel, respectively, for finance and accounting, technology, marketing and creative, legal, administrative and customer support roles. The Protiviti segment provides business and technology risk consulting and internal audit services.
The CODM uses segment income to evaluate performance and allocate resources to each segment. Segment income excludes interest income, intangible assets amortization expense, income taxes and the impacts of deferred compensation (income) expense. The CODM considers variances between actual results and expectations as well as historical trends for segment income when making decisions about allocating capital and personnel resources to each segment.
The accounting policies of the segments are set forth in Note A—“Summary of Significant Accounting Policies.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide a reconciliation of service revenues and segment income by reportable segment to consolidated results (in thousands):

	Year Ended December 31,
Contract Talent Solutions	2024	2023	2022

Service revenues(1)	$3,357,872	$3,895,332	$4,532,847
Segment costs of services(2)	2,041,348	2,346,020	2,728,818
Compensation expenses(3)	884,121	934,024	973,341
Other(4)	301,885	322,473	338,407
Segment selling, general and administrative expenses	1,186,006	1,256,497	1,311,748
Segment income	$130,518	$292,815	$492,281

	Year Ended December 31,
Permanent Placement Talent Solutions	2024	2023	2022

Service revenues(1)	$487,204	$567,486	$725,155
Segment costs of services(2)	985	1,105	1,449
Compensation expenses(3)	359,205	405,747	506,006
Other(4)	80,962	85,630	90,078
Segment selling, general and administrative expenses	440,167	491,377	596,084
Segment income	$46,052	$75,004	$127,622

	Year Ended December 31,
Protiviti	2024	2023	2022

Service revenues(1)	$1,950,761	$1,929,699	$1,980,140
Segment costs of services(2)	1,487,511	1,454,127	1,427,675
Compensation expenses(3)	93,296	88,337	82,314
Other(4)	209,754	199,561	199,440
Segment selling, general and administrative expenses	303,050	287,898	281,754
Segment income	$160,200	$187,674	$270,711

	Year Ended December 31,
Combined Segment	2024	2023	2022

Service revenues(1)	$5,795,837	$6,392,517	$7,238,142
Costs of services(2)	3,529,844	3,801,252	4,157,942
Compensation expenses(3)	1,336,622	1,428,108	1,561,661
Other(4)	592,601	607,664	627,925
Selling, general and administrative expenses	1,929,223	2,035,772	2,189,586
Combined segment income	336,770	555,493	890,614
Amortization of intangible assets	1,217	2,883	1,667
Interest income, net	(22,118)	(23,973)	(8,008)
Income before income taxes	$357,671	$576,583	$896,955
(1)Service revenues presented above are shown net of eliminations of intersegment revenues. Intersegment revenues between the contract talent solutions segment and the Protiviti segment were $471.8 million, $442.3 million and $552.2 million for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the years ended December 31, 2024, 2023, and 2022, respectively. Service revenues related to the intersegment activity are reflected in the Protiviti segment.
(2)Segment costs of services consist of direct payroll, payroll taxes and benefit costs, as well as reimbursable expenses. Direct costs related to the intersegment activity are reflected in the Protiviti segment, including the costs of candidate payroll, fringe benefits and incremental recruiter compensation. For further information on costs of services, see Note A—“Summary of Significant Accounting Policies.”
(3)Includes payroll and applicable taxes, employee incentive compensation and other employee costs not included in direct cost as noted above.
(4)Other selling, general and administrative expenses is comprised of advertising, as well as other allocated expenses including lease expense, depreciation, cloud computing service costs and overhead costs. These costs are allocated to the individual segments based on an internal allocation method.
The Company operates internationally, with operations in North America, South America, Europe, Asia, and Australia. Revenues have been attributed to geographic location based on the location of the legal entity generating revenues. The following table represents service revenues by geographic location (in thousands):

	Year Ended December 31,
	2024	2023	2022
Service revenues (a)
U.S.	$4,519,506	$4,957,163	$5,712,330
International (b)	1,276,331	1,435,354	1,525,812
	$5,795,837	$6,392,517	$7,238,142
(a)No customer accounted for more than 10% of the Company’s total service revenues in any year presented.
(b)No country represented more than 10% of revenues in any year presented.
Assets by reportable segment are not presented, as the Company does not allocate assets to its reportable segments, nor is such information used by the CODM for purposes of assessing performance or allocating resources.
The following table represents long-lived assets, net, which includes property, plant and equipment, net, right-of-use assets and noncurrent deferred income taxes, by geographic location (in thousands):

	December 31,
	2024	2023
Long-lived assets, net
U.S.	$375,936	$368,745
International	100,132	89,455
	$476,068	$458,200

The following table represents depreciation expense by segment (in thousands):

	Year Ended December 31,
	2024	2023	2022
Depreciation expense
Contract talent solutions	$26,230	$25,803	$24,145
Permanent placement talent solutions	8,533	8,786	8,630
Protiviti	17,290	16,775	14,623
	$52,053	$51,364	$47,398

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note Q—Subsequent Events
On February, 12 2025, the Company announced the following:

Quarterly dividend per share	$0.59
Declaration date	February 12, 2025
Record date	February 25, 2025
Payment date	March 14, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Robert Half Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1) and the financial statement schedule listed in the index appearing under Item 15(a)(2), of Robert Half Inc. and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition –Protiviti revenue relating to time-and-material and fixed-fee arrangements
As described in Note C to the consolidated financial statements, the Company recorded service revenue related to Protiviti of $1.95 billion for the year ended December 31, 2024. The Protiviti consulting services are generally provided on a time-and-material basis, fixed-fee basis, or unit basis. Revenues earned under time-and-material and fixed-fee arrangements are recognized using a proportional performance method. Revenue is measured using cost incurred relative to the total estimated cost for the engagement to measure progress towards satisfying the Company’s performance obligations. Protiviti’s consulting services generally contain one or more performance obligations which are satisfied over a period of time.
The principal consideration for our determination that performing procedures relating to Protiviti revenue relating to time-and-material and fixed fee arrangements is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) testing the Protiviti revenue relating to time-and-material and fixed-fee arrangements recognized for a sample of revenue transactions by obtaining and inspecting the contracts, reporting related to actual costs incurred, and support related to expected costs incurred and (ii) on a sample basis, recomputing the revenue recognized based on the proportional performance method.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 13, 2025

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
Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Item 9B. Other Information
None.

PART III
The information required by Items 10 through 14 of Part III is incorporated by reference from Item 1 of this report and from the Company’s Proxy Statement, under the captions “Directors,” “Beneficial Stock Ownership,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Transactions with Related Persons,” “The Board and Committees,” “Auditor Matters,” "Insider Trading Policy," and “Compensation,” which Proxy Statement will be mailed to stockholders in connection with the registrant’s annual meeting of stockholders, which is scheduled to be held in May 2025. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

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

*10.10	Form of Part-Time Employment Agreement, as amended and restated, incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

*10.11	Annual Performance Bonus Plan, as amended and restated effective February 13, 2024.

*10.12	Summary of Outside Director Cash Remuneration, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.

*10.13	Stock Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

*10.19
Stock Incentive Plan—Form of Restricted Share Agreement for Executive Officers effective October 29, 2020, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020.

*10.20
Stock Incentive Plan—Form of Restricted Share Agreement for Independent Directors effective October 29, 2020, incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020.

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

10.28	Protiviti U.S. Executive Management Savings Plan, as amended and restated effective July 17, 2023

19.1	Policy on Compliance with Securities Laws

21.1	Subsidiaries of the Registrant

23.1	Independent Registered Public Accounting Firm’s Consent.

31.1	Rule 13a-14(a) Certification of Chief Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Rule 1350 Certification of Chief Executive Officer.

32.2	Rule 1350 Certification of Chief Rule 1350 Certification of Chief Financial Officer.

97.1	Robert Half Inc. Clawback Policy, incorporated by reference to Exhibit 97.1 on Form 10-K for the fiscal year ended December 31, 2023.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ROBERT HALF INC. (Registrant)

Date: February 13, 2025	By:	/s/ MICHAEL C. BUCKLEY
Michael C. Buckley Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 13, 2025	By:	/s/ HAROLD M. MESSMER, JR.
Harold M. Messmer, Jr. Chairman of the Board, and a Director

Date: February 13, 2025	By:	/s/ M. KEITH WADDELL
M. Keith Waddell
President Chief Executive Officer and a Director (Principal Executive Officer)

Date: February 13, 2025	By:	/s/ JANA L. BARSTEN
Jana L. Barsten, Director

Date: February 13, 2025	By:	/s/ JULIA L. CORONADO
Julia L. Coronado, Director

Date: February 13, 2025	By:	/s/ DIRK A. KEMPTHORNE
Dirk A. Kempthorne, Director

Date: February 13, 2025	By:	/s/ MARC H. MORIAL
Marc H. Morial, Director

Date: February 13, 2025	By:	/s/ ROBERT J. PACE
Robert J. Pace, Director

Date: February 13, 2025	By:	/s/ FREDERICK A. RICHMAN
Frederick A. Richman, Director

Date: February 13, 2025	By:	/s/ MARNIE H. WILKING
Marnie H. Wilking, Director

Date: February 13, 2025	By:	/s/ MICHAEL C. BUCKLEY
Michael C. Buckley Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Schedule II—Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Charged to Expenses	Deductions	Translation Adjustments	Balance at End of Period
Year ended December 31, 2022
Allowance for credit losses	$21,530	8,771	(7,091)	(649)	$22,561
Deferred tax valuation allowance	$24,198	2,033	(1,467)	(1,193)	$23,571
Year ended December 31, 2023
Allowance for credit losses	$22,561	8,752	(6,486)	362	$25,189
Deferred tax valuation allowance	$23,571	6,816	(4,674)	59	$25,772
Year ended December 31, 2024
Allowance for credit losses	$25,189	5,286	(8,009)	(505)	$21,961
Deferred tax valuation allowance	$25,772	3,177	(1,325)	(1,207)	$26,417