Form 10-Q
period 2025-03-31
ROBERT HALF INC.
filed 2025-05-02
CIK 315213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

 FORM 10-Q
______________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2025:
102,163,762 shares of $0.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$342,473	$537,583
Accounts receivable, net	786,560	772,285
Employee deferred compensation trust assets	671,443	673,240
Other current assets	165,906	146,314
Total current assets	1,966,382	2,129,422
Property and equipment, net	125,633	119,564
Right-of-use assets	202,499	198,384
Goodwill	237,361	237,180
Noncurrent deferred income taxes	154,164	158,120
Other noncurrent assets	10,914	11,735
Total assets	$2,696,953	$2,854,405
LIABILITIES
Accounts payable and accrued expenses	$144,617	$166,955
Accrued payroll and benefit costs	327,807	372,785
Employee deferred compensation plan obligations	648,455	678,403
Income taxes payable	2,226	2,977
Current operating lease liabilities	67,251	64,619
Total current liabilities	1,190,356	1,285,739
Noncurrent operating lease liabilities	175,382	168,900
Other noncurrent liabilities	17,993	21,763
Total liabilities	1,383,731	1,476,402
Commitments and Contingencies (Note K)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 260,000,000 shares; issued and outstanding 102,163,763 shares and 102,199,470 shares	102	102
Additional paid-in capital	1,366,786	1,418,150
Accumulated other comprehensive loss	(53,666)	(65,138)
Retained earnings	—	24,889
Total stockholders’ equity	1,313,222	1,378,003
Total liabilities and stockholders’ equity	$2,696,953	$2,854,405

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024

Service revenues	$1,351,907	$1,475,937
Costs of services	852,862	913,140
Gross margin	499,045	562,797
Selling, general and administrative expenses	460,163	521,899
Operating income	38,882	40,898
(Income) loss from investments held in employee deferred compensation trusts (which is completely offset by related costs and expenses - Note A)	20,171	(43,376)
Interest income, net	(3,572)	(6,413)
Income before income taxes	22,283	90,687
Provision for income taxes	4,933	26,986
Net income	$17,350	$63,701

Net income per share:
Basic	$0.17	$0.61
Diluted	$0.17	$0.61

Weighted average shares:
Basic	100,666	103,787
Diluted	101,015	104,399

Dividends declared per share	$0.59	$0.53

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2025	2024
COMPREHENSIVE INCOME (LOSS):
Net income	$17,350	$63,701
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	11,433	(11,422)
Foreign defined benefit plan adjustments, net of tax	39	43
Total other comprehensive income (loss)	11,472	(11,379)
Total comprehensive income (loss)	$28,822	$52,322

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2024	102,199	$102	$1,418,150	$(65,138)	$24,889	$1,378,003
Net income	—	—	—	—	17,350	17,350
Other comprehensive income (loss)	—	—	—	11,472	—	11,472
Dividends declared ($0.59 per share)	—	—	(60,163)	—	—	(60,163)
Net issuances of restricted stock	823	1	(1)	—	—	—
Stock-based compensation	—	—	16,705	—	—	16,705
Repurchases of common stock	(858)	(1)	(7,905)	—	(42,239)	(50,145)
Balance at March 31, 2025	102,164	$102	$1,366,786	$(53,666)	$—	$1,313,222

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2023	105,209	$105	$1,354,703	$(32,626)	$266,169	$1,588,351
Net income	—	—	—	—	63,701	63,701
Other comprehensive income (loss)	—	—	—	(11,379)	—	(11,379)
Dividends declared ($0.53 per share)	—	—	—	—	(56,382)	(56,382)
Net issuances of restricted stock	751	1	(1)	—	—	—
Stock-based compensation	—	—	16,777	—	—	16,777
Repurchases of common stock	(1,028)	(1)	—	—	(81,822)	(81,823)
Balance at March 31, 2024	104,932	$105	$1,371,479	$(44,005)	$191,666	$1,519,245

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,350	$63,701
Adjustments to reconcile net income to net cash used in operating activities:
Allowance for credit losses	1,232	183
Depreciation	13,006	13,004
Amortization of cloud computing implementation costs	8,308	9,183
Amortization of intangible assets	304	304
Realized and unrealized (gains) losses from investments held in employee deferred compensation trusts	22,111	(41,305)
Stock-based compensation	16,705	16,777
Deferred income taxes	3,967	6,602
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8,305)	(7,042)
Capitalized cloud computing implementation costs	(6,160)	(8,391)
Accounts payable and accrued expenses	(23,244)	(5,756)
Accrued payroll and benefit costs	(48,462)	(83,490)
Employee deferred compensation plan obligations	(29,948)	34,837
Income taxes payable	3,784	10,044
Other assets and liabilities, net	(29,995)	(24,570)
Net cash flows used in operating activities	(59,347)	(15,919)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,394)	(11,780)
Investments in employee deferred compensation trusts	(42,420)	(32,643)
Proceeds from employee deferred compensation trust redemptions	22,106	22,389
Net cash flows used in investing activities	(32,708)	(22,034)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(49,935)	(85,887)
Dividends paid	(61,290)	(57,502)
Net cash flows used in financing activities	(111,225)	(143,389)
Effect of exchange rate fluctuations	8,170	(9,459)
Change in cash and cash equivalents	(195,110)	(190,801)
Cash and cash equivalents at beginning of period	537,583	731,740
Cash and cash equivalents at end of period	$342,473	$540,939

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Fund exchanges within employee deferred compensation trusts	$53,230	$29,073
Contingent consideration related to acquisition	$—	$350
The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2025

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
Basis of Presentation. The unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). The comparative year-end Condensed Consolidated Statement of Financial Position data presented was derived from audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the periods presented have been included. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2024, included in its Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for a full year. Certain reclassifications have been made to prior year’s Financial Statements to conform to the 2025 presentation.
Principles of Consolidation. The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. As of March 31, 2025, such estimates include allowances for credit losses, variable consideration, workers’ compensation losses, accrued medical expenses, income and other taxes, and assumptions used in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions. Actual results and outcomes may differ from management’s estimates and assumptions.
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
Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs were $12.0 million and $13.2 million for the three months ended March 31, 2025, and 2024, respectively.
(Income) Loss from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation plan obligations change and adjustments are recorded in selling, general and administrative expenses or, in the case of Protiviti, costs of services. The value of the related investment trust assets also changes by an equal and offsetting amount, leaving no net cost to the Company, and therefore no effect on reported net income. The Company’s (income) loss from investments held in employee deferred compensation trusts consists of unrealized and realized gains and losses, and dividend income from trust investments and is presented separately on the Condensed Consolidated Statements of Operations.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2025
The following table presents the Company’s (income) loss from investments held in employee deferred compensation trusts (in thousands):

	Three Months Ended March 31,
	2025	2024
Dividend income	$(1,940)	$(2,071)
Realized and unrealized (gains) losses	22,111	(41,305)
(Income) loss from investments held in employee deferred compensation trusts (which is completely offset by related costs and expenses)	$20,171	$(43,376)
The following table presents the Company’s increase (decrease) in employee deferred compensation costs and expense related to changes in the fair value of trust assets for its nonqualified employee deferred compensation plans (in thousands):

	Three Months Ended March 31,
	2025	2024
Increase (decrease) in employee deferred compensation costs and expense related to changes in the fair value of trust assets	$(20,171)	$43,376
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
March 31, 2025
The following tables summarize the Company’s financial instruments by significant category and fair value measurement on a recurring basis (in thousands):

		Fair Value Measurements Using
	Balance at March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$163,652	$163,652	—	—

Employee deferred compensation trust assets
Money market funds	$140,394	$140,394	—	—
Mutual funds - bond	39,971	39,971	—	—
Mutual funds - stock	375,669	375,669	—	—
Mutual funds - blend	115,409	115,409	—	—
Total employee deferred compensation trust assets	$671,443	$671,443	—	—

		Fair Value Measurements Using
	Balance at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$293,990	$293,990	—	—

Employee deferred compensation trust assets
Money market funds	$125,112	$125,112	—	—
Mutual funds - bond	38,705	38,705	—	—
Mutual funds - stock	401,751	401,751	—	—
Mutual funds - blend	107,672	107,672	—	—
Total employee deferred compensation trust assets	$673,240	$673,240	—	—

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

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2025
The following table sets forth the activity in the allowance for credit losses from December 31, 2024, through March 31, 2025 (in thousands):

Allowance for Credit Losses
Balance as of December 31, 2024	$21,961
Charges to expense	1,232
Deductions	(1,316)
Other, including foreign currency translation adjustments	415
Balance as of March 31, 2025	$22,292
Note B—New Accounting Pronouncements

Recently Adopted Accounting Pronouncements
None
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
Note C—Revenue Recognition
The Company derives its revenues from three segments: contract talent solutions, permanent placement talent solutions, and Protiviti. Revenues are recognized when promised goods or services are delivered to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Service revenues, as presented on the Condensed Consolidated Statements of Operations, represent services rendered to customers less variable consideration, such as sales adjustments and allowances. Reimbursements, including those related to travel and out-of-pocket expenses, are also included in service revenues, and equivalent amounts of reimbursable expenses are included in costs of services.
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
March 31, 2025
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
Protiviti revenues. Protiviti’s consulting services are generally provided on a time-and-material basis, fixed-fee basis, or unit basis. Revenues earned under time-and-material arrangements and fixed-fee arrangements are recognized using a proportional performance method. Revenue is measured using cost incurred relative to total estimated cost for the engagement to measure progress towards satisfying the Company’s performance obligations. Cost incurred represents work performed and thereby best depicts the transfer of control to the customer. Protiviti’s consulting services generally contain one or more performance obligation(s) which are satisfied over a period of time. Revenues are recognized over time as the performance obligations are satisfied, because the services provided do not have any alternative use to the Company, and contracts generally include language giving the Company an enforceable right to payment for services provided to date. Unit-based revenues are recognized when the service has transferred to the customer. Revenue is recognized based on unit price multiplied by the number of units delivered and based on specific terms outlined in contracts
The Company periodically evaluates the need to provide for any losses on these projects, and losses are recognized when it is probable that a loss will be incurred.
The following table presents the Company’s revenues disaggregated by functional specialization and segment (in thousands):

	Three Months Ended March 31,
	2025	2024
Contract talent solutions
Finance and accounting	$562,933	$641,970
Administrative and customer support	165,627	199,932
Technology	152,542	157,970
Elimination of intersegment revenues (a)	(117,897)	(112,814)
Total contract talent solutions	763,205	887,058
Permanent placement talent solutions	112,091	124,767
Protiviti	476,611	464,112
Total service revenues	$1,351,907	$1,475,937
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

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2025
Contracts with multiple performance obligations are recognized as performance obligations are delivered, and contract value is allocated based on relative stand-alone selling values of the services and products in the arrangement. As of March 31, 2025, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $227.4 million. Of this amount, $209.4 million is expected to be recognized within the next 12 months. As of March 31, 2024, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $176.1 million.
Contract liabilities are recorded when cash payments are received or due in advance of performance and are reflected in accounts payable and accrued expenses on the unaudited Condensed Consolidated Statements of Financial Position. The following table sets forth the activity in contract liabilities from December 31, 2024, through March 31, 2025 (in thousands):

Contract Liabilities
Balance as of December 31, 2024	$24,005
Payments in advance of satisfaction of performance obligations	6,320
Revenue recognized	(14,823)
Other, including translation adjustments	388
Balance as of March 31, 2025	$15,890

Note D—Other Current Assets
Other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid expenses	$89,742	$64,185
Unamortized cloud computing implementation costs	26,832	28,417
Other	49,332	53,712
Other current assets	$165,906	$146,314

Note E—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Computer hardware	$115,778	$131,059
Computer software	228,294	224,609
Furniture and equipment	95,715	96,288
Leasehold improvements	200,457	200,565
Property and equipment, cost	640,244	652,521
Accumulated depreciation	(514,611)	(532,957)
Property and equipment, net	$125,633	$119,564

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2025
Note F—Other Noncurrent Assets
Other noncurrent assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Unamortized cloud computing implementation costs	$10,001	$10,517
Other intangible assets, net	913	1,218
Other noncurrent assets	$10,914	$11,735
Note G—Leases
The Company has operating leases for corporate and field offices, and certain equipment. The Company’s leases have remaining lease terms of less than one year to 11 years, some of which include options to extend the leases for up to seven years, and some of which include options to terminate the leases within one year. Operating lease expense was $20.0 million and $21.2 million for the three months ended March 31, 2025 and 2024, respectively.
Supplemental cash flow information related to leases consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for operating lease liabilities	$19,579	$23,029
Right-of-use assets obtained in exchange for new operating lease liabilities	$24,171	$21,802
Supplemental balance sheet information related to leases consisted of the following:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term for operating leases	4.5 years	4.6 years
Weighted average discount rate for operating leases	4.0%	3.9%
Future minimum lease payments under noncancelable leases as of March 31, 2025, were as follows (in thousands):

2025 (excluding the three months ended March 31, 2025)	$58,094
2026	66,372
2027	46,943
2028	33,918
2029	24,254
Thereafter	40,900
Less: Imputed interest	(27,848)
Present value of operating lease liabilities (a)	$242,633
(a) Includes the current portion of $67.3 million for operating leases.
As of March 31, 2025, the Company had additional future minimum lease obligations totaling $27.2 million under executed operating lease contracts that had not yet commenced. These operating leases include agreements for corporate and field office facilities with lease terms of three to 10 years.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2025
Note H—Goodwill
The following table sets forth the activity in goodwill from December 31, 2024 through March 31, 2025 (in thousands):

	Goodwill
	Contract talent solutions	Permanent placement talent solutions	Protiviti	Total
Balance as of December 31, 2024	$133,938	$26,063	$77,179	$237,180
Foreign currency translation adjustments	147	29	5	181
Balance as of March 31, 2025	$134,085	$26,092	$77,184	$237,361
Note I—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Payroll and benefits	$300,403	$330,803
Payroll taxes	14,955	29,513
Workers’ compensation	12,449	12,469
Accrued payroll and benefit costs	$327,807	$372,785
Note J—Employee Deferred Compensation Plan Obligations
The Company provides various qualified defined contribution 401(k) plans covering eligible employees. The plans offer a savings feature with the Company matching employee contributions. Assets of this plan are held by an independent trustee for the sole benefit of participating employees.
Nonqualified plans are provided for employees on a discretionary basis, including those not eligible for the qualified plans. These plans include provisions for salary deferrals and discretionary contributions. The asset value of the nonqualified plans was $671.4 million and $673.2 million as of March 31, 2025 and December 31, 2024, respectively. The Company holds these assets to satisfy the Company’s liabilities under its deferred compensation plans. The liability value for the nonqualified plans was $648.5 million and $678.4 million as of March 31, 2025 and December 31, 2024, respectively.
Contribution expenses for the Company’s qualified and nonqualified defined contribution plans were $13.8 million and $13.4 million for the three months ended March 31, 2025 and 2024, respectively.
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
March 31, 2025
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
The Company has an unsecured revolving credit facility (the “Credit Agreement”) of $100 million, which matures May 2026. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing which will be calculated according to the adjusted term Secured Overnight Financing Rate (“SOFR”), or an alternative base rate, plus an applicable margin. The Credit Agreement is subject to certain financial covenants, and the Company was in compliance with these covenants as of March 31, 2025. There were no borrowings under the Credit Agreement as of March 31, 2025, or December 31, 2024.
Note L—Stockholders’ Equity
Stock Repurchase Program. As of March 31, 2025, the Company is authorized to repurchase, from time to time, up to 6.6 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the three months ended March 31, 2025 and 2024, are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2025	2024
Common stock repurchased (in shares)	668	761
Common stock repurchased	$39,279	$60,655

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2025
Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. The number and the cost of employee stock plan repurchases made during the three months ended March 31, 2025 and 2024, are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2025	2024
Repurchases related to employee stock plans (in shares)	190	267
Repurchases related to employee stock plans	$10,866	$21,168
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for the three months ended March 31, 2025 and 2024, (consisting of purchases of shares for the treasury) is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.
Repurchases of shares and issuances of dividends are applied first to the extent of retained earnings and any remaining amounts are applied to additional paid-in capital.
Note M—Net Income Per Share
The calculation of net income per share for the three months ended March 31, 2025 and 2024, is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Net income	$17,350	$63,701
Basic:
Weighted average shares	100,666	103,787
Diluted:
Weighted average shares	100,666	103,787
Dilutive effect of potential common shares	349	612
Diluted weighted average shares	101,015	104,399
Net income per share:
Basic	$0.17	$0.61
Diluted	$0.17	$0.61

Note N—Business Segments
The Company has three reportable segments: contract talent solutions, permanent placement talent solutions and Protiviti. Operating segments are defined as components of the Company for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), a position currently held by the Company’s Chief Executive Officer, in deciding how to allocate resources and assess performance. The contract talent solutions reportable segment results from the aggregation of three operating segments with similar economic and qualitative characteristics: finance and accounting, administration and customer support, and technology. The contract talent solutions and permanent placement talent solutions segments provide specialized engagement professionals and full-time personnel, respectively, for finance and accounting, technology, marketing and creative, legal, and administrative and customer support roles. The Protiviti segment provides business and technology risk consulting and internal audit services.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2025
The CODM uses segment income to evaluate performance and allocate resources to each segment. Segment income excludes interest income, income taxes and the impacts of the (income) loss from investments held in employee deferred compensation trusts, along with the related compensation costs and expenses. The CODM considers variances between actual results and expectations as well as historical trends for segment income when making decisions about allocating capital and personnel resources to each segment.
The accounting policies of the segments are set forth in Note A—“Summary of Significant Accounting Policies.”
The following tables provide a reconciliation of service revenues and segment income by reportable segment to consolidated results (in thousands):

	Three Months Ended March 31,
Contract Talent Solutions	2025	2024
Service revenues(1)	$763,205	$887,058
Segment costs of services(2)	466,272	536,488
Compensation expenses(3)	220,982	227,719
Other(4)	69,260	72,733
Segment selling, general and administrative expenses	290,242	300,452
Segment income	$6,691	$50,118

	Three Months Ended March 31,
Permanent Placement Talent Solutions	2025	2024
Service revenues(1)	$112,091	$124,767
Segment costs of services(2)	230	219
Compensation expenses(3)	88,900	92,322
Other(4)	19,337	20,371
Segment selling, general and administrative expenses	108,237	112,693
Segment income	$3,624	$11,855

	Three Months Ended March 31,
Protiviti	2025	2024
Service revenues(1)	$476,611	$464,112
Segment costs of services(2)	390,399	368,076
Compensation expenses(3)	25,043	23,627
Other(4)	52,773	50,108
Segment selling, general and administrative expenses	77,816	73,735
Segment income	$8,396	$22,301

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2025

	Three Months Ended March 31,
Combined Segment	2025	2024
Service revenues(1)	$1,351,907	$1,475,937
Costs of services(2)	856,901	904,783
Compensation expenses(3)	334,925	343,668
Other(4)	141,370	143,212
Selling, general and administrative expenses	476,295	486,880
Combined segment income	18,711	84,274
Interest income, net	(3,572)	(6,413)
Income before income taxes	$22,283	$90,687
(1)Service revenues presented above are shown net of eliminations of intersegment revenues. Intersegment revenues between the contract talent solutions segment and the Protiviti segment were $117.9 million and $112.8 million for the three months ended March 31, 2025 and 2024, respectively. Service revenues related to the intersegment activity are reflected in the Protiviti segment.
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
The following table represents depreciation expense by segment (in thousands):

	Three Months Ended March 31,
	2025	2024
Depreciation expense
Contract talent solutions	$6,498	$6,593
Permanent placement talent solutions	2,099	2,224
Protiviti	4,409	4,187
	$13,006	$13,004

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2025
Note O—Subsequent Events
During April 2025, the Company acquired Adamantia, a management consulting firm in France, for approximately $14 million in a strategic transaction that will enhance the capabilities of the Company.
On May 1, 2025, the Company announced the following:

Quarterly dividend per share	$0.59
Declaration date	May 1, 2025
Record date	May 23, 2025
Payment date	June 13, 2025

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain information contained in Management’s Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the future operating results or financial positions of Robert Half Inc. (the “Company”). Forward-looking statements are not guarantees or promises that goals or targets will be met. These statements may be identified by words such as “anticipate,” “potential,” “estimate,” “forecast,” “target,” “project,” “plan,” “intend,” “believe,” “expect,” “should,” “could,” “would,” “may,” “might,” “will,” or variations or negatives thereof or by similar or comparable words or phrases. In addition, historical, current and forward-looking information about the Company’s corporate responsibility and compliance programs, including targets or goals, may not be considered material for the Securities and Exchange Commission (“SEC”) or other mandatory reporting purposes and may be based on standards for measuring progress that are still developing, on internal controls, diligence or processes that are evolving, on representations reviewed or provided by third parties, and on assumptions that are subject to change in the future. Forward-looking statements are estimates only and are based on management’s current expectations, currently available information and current strategy, plans or forecasts, and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict, often beyond our control and are inherently uncertain. Forward-looking statements are subject to risks and uncertainties that could cause actual results and outcomes, or the timing of these results or outcomes, to differ materially from those expressed or implied in the statements. These risks and uncertainties include, but are not limited to, the following: changes to or new interpretations of United States of America (“U.S.”) or international tax regulations; the global financial and economic situation; changes in levels of unemployment and other economic conditions in the U.S. or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of candidates for contract employment or the Company’s ability to attract candidates; the development, proliferation and adoption of artificial intelligence (“AI”) by the Company and the third parties it serves; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company’s services, or the Company’s ability to maintain its margins; the possibility of the Company incurring liability for its activities, including the activities of its engagement professionals, or for events impacting its engagement professionals on clients’ premises; the possibility that adverse publicity could impact the Company’s ability to attract and retain clients and candidates; the success of the Company in attracting, training and retaining qualified management personnel and other staff employees; the Company’s ability to comply with governmental regulations affecting personnel services businesses in particular or employer/employee relationships in general; whether there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; the Company’s reliance on short-term contracts for a significant percentage of its business; litigation relating to prior or current transactions or activities, including litigation that may be disclosed from time to time in the Company’s SEC filings; the impact of extreme weather conditions on the Company and its candidates and clients; the ability of the Company to manage its international operations and comply with foreign laws and regulations; the impact of fluctuations in foreign currency exchange rates; the possibility that the additional costs the Company will incur as a result of health care or other reform legislation may adversely affect the Company’s profit margins or the demand for the Company’s services; the possibility that the Company’s computer and communications hardware and software systems could be damaged or their service interrupted or that the Company could experience a cybersecurity breach; and the possibility that the Company may fail to maintain adequate financial and management controls, and as a result suffer errors in its financial reporting. Additionally, with respect to Protiviti, other risks and uncertainties include the fact that future success will depend on its ability to retain employees and attract clients; there can be no assurance that there will be ongoing demand for broad-based consulting, regulatory compliance, technology services, public sector or other high-demand advisory services; failure to produce projected revenues could adversely affect financial results; and there is the possibility of involvement in litigation relating to prior or current transactions or activities. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results. Except as required by law, the Company undertakes no obligation to update information in this report, whether as a result of new information, future events, or otherwise, and notwithstanding any historical practice of doing so.
Executive Overview
Revenue and net income results for the first quarter were impacted by the heightened economic uncertainty over U.S. trade and other policy developments. Client and job seeker caution continues to elongate decision cycles and subdue hiring activity and new project starts. During the quarter, the Company took actions to reduce its administrative cost structure and lowered staffing levels at corporate services and administrative field positions in talent solutions and Protiviti.
During the first quarter of 2025, service revenues were $1.35 billion, a decrease of 8.4% from the prior year. Net income was $17 million, and diluted net income per share was $0.17. Diluted net income per share was reduced by $0.13 per share for one-time charges related to the cost actions noted above.

Demand for the Company’s contract talent solutions, permanent placement talent solutions, and Protiviti is largely dependent upon general economic and labor trends, both domestically and abroad. The U.S. real gross domestic product decreased 0.3% during the first quarter of 2025, compared to an increase of 3.4% during the fourth quarter of 2024. Global labor markets remain resilient with U.S. job openings significantly above historical averages indicating pent-up demand for talent. In the U.S., unemployment stands at 4.2% and remains even lower for those with a college degree, where the rate is 2.6%. However, business confidence levels have recently moderated and U.S. trade and other policy uncertainty has caused many economists to lower their economic growth forecasts for the remainder of the year.
While the NFIB Small Business Optimism Index is off its recent peaks, it is still only slightly below its long-term average. As business confidence improves, hiring urgency returns, project demand accelerates, deferred backlogs and growth initiatives are re-prioritized, and labor churn normalizes. This creates hiring and consulting demand. Despite the uncertain outlook, the Company is well-positioned to capitalize on emerging opportunities and support its clients’ talent and consulting needs through the strength of its industry-leading brand, people, technology and unique business model.
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
The Company monitors various economic indicators and business trends in all of the countries in which it operates to anticipate demand for the Company’s services. These trends are evaluated to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends and productivity metrics. Visibility into future revenues is limited not only due to the dependence on macroeconomic and labor market conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, the Company’s headcount and other investments are typically assessed on at least a quarterly basis. During the first quarter of 2025, the Company’s headcount remained relatively flat for each of its segments when compared to prior year-end levels, while administrative headcount decreased.
Critical Accounting Policies and Estimates
The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes to the Company’s critical accounting policies or estimates for the three months ended March 31, 2025.
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

Non-GAAP Financial Measures
The financial results of the Company are prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”) and the rules of the SEC. To help readers understand the Company’s financial performance, the Company supplements its GAAP financial results with the following non-GAAP measures: adjusted gross margin; adjusted selling, general and administrative expenses; adjusted operating income; and adjusted revenue growth rates.
The following measures: adjusted gross margin, adjusted selling, general and administrative expenses and adjusted operating income, include gains and losses on investments held to fund the Company’s obligations under employee deferred compensation plans. The Company provides these measures because they are used by management to review its operational results.
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
Three Months Ended March 31, 2025 and 2024
Service Revenues. The Company’s revenues were $1.35 billion for the three months ended March 31, 2025, a decrease of 8.4% compared to $1.48 billion for the three months ended March 31, 2024. Revenues from U.S. operations decreased 6.9% to $1.06 billion (78.6% of total revenue) for the three months ended March 31, 2025, compared to $1.14 billion (77.4% of total revenue) for the three months ended March 31, 2024. Revenues from international operations decreased 13.6% to $289 million (21.4% of total revenue) for the three months ended March 31, 2025, compared to $334 million (22.6% of total revenue) for the three months ended March 31, 2024. Contributing factors for each reportable segment are discussed below in further detail.
Contract talent solutions revenues were $763 million for the three months ended March 31, 2025, decreasing by 14.0% compared to revenues of $887 million for the three months ended March 31, 2024. Key drivers of contract talent solutions revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. The decrease in contract talent solutions revenues for the three months ended March 31, 2025, was primarily due to a 16.2% decrease in the number of hours worked by the Company’s engagement professionals, partially offset by a 2.7% increase in average bill rates. On an adjusted basis, contract talent solutions revenues decreased 11.8% for the first quarter of 2025 compared to the first quarter of 2024. In the U.S., revenues in the first quarter of 2025 decreased 11.8% on a reported basis, and decreased 10.7% on an adjusted basis, compared to the first quarter of 2024. International revenues for the first quarter of 2025 decreased 20.7% on a reported basis, and decreased 16.2% on an adjusted basis, compared to the first quarter of 2024.

Permanent placement talent solutions revenues were $112 million for the three months ended March 31, 2025, decreasing by 10.2% compared to revenues of $125 million for the three months ended March 31, 2024. Key drivers of permanent placement talent solutions revenues consist of the number of candidate placements and average fees earned per placement. The decrease in permanent placement talent revenues for the three months ended March 31, 2025, was due to an 11.4% decrease in the number of placements, partially offset by a 1.2% increase in average fees earned per placement. On an adjusted basis, permanent placement talent solutions revenues decreased 7.8% for the first quarter of 2025 compared to the first quarter of 2024. In the U.S., revenues for the first quarter of 2025 decreased 8.5% on a reported basis, and decreased 7.3% on an adjusted basis, compared to the first quarter of 2024. International revenues for the first quarter of 2025 decreased 14.5% on a reported basis, and decreased 10.1% on an adjusted basis, compared to the first quarter of 2024. Historically, demand for permanent placement talent solutions is even more sensitive to economic and labor market conditions than demand for contract talent solutions, and this is expected to continue.
Protiviti revenues were $477 million for the three months ended March 31, 2025, increasing by 2.7% compared to revenues of $464 million for the three months ended March 31, 2024. Key drivers of Protiviti revenues are the billable hours worked on client engagements and average hourly bill rates. The increase in Protiviti revenues for the three months ended March 31, 2025, was due to a 3.4% increase in billable hours, partially offset by a 0.7% decrease in average hourly bill rates. On an adjusted basis, Protiviti revenues increased 4.7% for the first quarter of 2025, compared to the first quarter of 2024. In the U.S., revenues in the first quarter of 2025 increased 2.3% on a reported basis, and increased 3.6% on an adjusted basis, compared to the first quarter of 2024. International revenues for the first quarter of 2025 increased 4.4% on a reported basis, and increased 7.9% on an adjusted basis, compared to the first quarter of 2024.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended March 31, 2025, is presented in the following table:

	Global	United States	International
Contract talent solutions
As Reported	-14.0%	-11.8%	-20.7%
Billing Days Impact	1.3%	1.1%	0.6%
Currency Impact	0.9%	―	3.9%
As Adjusted	-11.8%	-10.7%	-16.2%
Permanent placement talent solutions
As Reported	-10.2%	-8.5%	-14.5%
Billing Days Impact	1.3%	1.2%	0.6%
Currency Impact	1.1%	―	3.8%
As Adjusted	-7.8%	-7.3%	-10.1%
Protiviti
As Reported	2.7%	2.3%	4.4%
Billing Days Impact	1.5%	1.3%	0.7%
Currency Impact	0.5%	―	2.8%
As Adjusted	4.7%	3.6%	7.9%
Gross Margin.    The Company’s gross margin dollars were $499 million for the three months ended March 31, 2025, down 11.3% from $563 million for the three months ended March 31, 2024. Contributing factors for each reportable segment are discussed below in further detail.
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
Gross margin dollars for contract talent solutions were $297 million for the three months ended March 31, 2025, decreasing by 15.3% from $351 million for the three months ended March 31, 2024. As a percentage of revenues, gross margin dollars for contract talent solutions were 38.9% in the first quarter of 2025, down from 39.5% in the first quarter of 2024. The decrease in gross margin percentage was primarily due to higher fringe costs.

Gross margin dollars for permanent placement talent solutions represent revenues less reimbursable expenses. Gross margin dollars for permanent placement talent solutions were $112 million for the three months ended March 31, 2025, down 10.2% from $124 million for the three months ended March 31, 2024. Because reimbursable expenses for permanent placement talent solutions are de minimis, the decrease in gross margin dollars is substantially explained by the decrease in revenues previously discussed.
Gross margin dollars for Protiviti represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of Protiviti’s gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s Protiviti staff. Gross margin dollars for Protiviti were $90 million for the three months ended March 31, 2025, up 2.9% from $88 million for the three months ended March 31, 2024. As a percentage of revenues, reported gross margin dollars for Protiviti were 18.9% in both the first quarter of 2025 and 2024. As a percentage of revenues, adjusted gross margin dollars for Protiviti were 18.1% in the first quarter of 2025, down from 20.7% in the first quarter of 2024. The decrease in adjusted gross margin percentage was primarily due to one-time charges of $8 million related to cost actions to reduce ongoing expenses.
The Company’s gross margin by reporting segment is summarized as follows (in thousands):

	Three Months Ended March 31,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2025	2024	2025	2024	2025	2024	2025	2024
Gross Margin
Contract talent solutions	$296,933	$350,570	$296,933	$350,570	38.9%	39.5%	38.9%	39.5%
Permanent placement talent solutions	111,861	124,548	111,861	124,548	99.8%	99.8%	99.8%	99.8%
Protiviti	90,251	87,679	86,212	96,036	18.9%	18.9%	18.1%	20.7%
Total	$499,045	$562,797	$495,006	$571,154	36.9%	38.1%	36.6%	38.7%
The following tables provide reconciliations of the non-GAAP adjusted gross margin to reported gross margin for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31, 2025
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$296,933	38.9%	$111,861	99.8%	$90,251	18.9%	$499,045	36.9%
Adjustments (1)	—	—	—	—	(4,039)	(0.8%)	(4,039)	(0.3%)
As Adjusted	$296,933	38.9%	$111,861	99.8%	$86,212	18.1%	$495,006	36.6%

	Three Months Ended March 31, 2024
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$350,570	39.5%	$124,548	99.8%	$87,679	18.9%	$562,797	38.1%
Adjustments (1)	—	—	—	—	8,357	1.8%	8,357	0.6%
As Adjusted	$350,570	39.5%	$124,548	99.8%	$96,036	20.7%	$571,154	38.7%
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

Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, lease expense, depreciation, cloud computing service costs and overhead costs. The Company’s reported selling, general and administrative expenses were $460 million for the three months ended March 31, 2025, decreasing by 11.8% from $522 million for the three months ended March 31, 2024. As a percentage of revenues, reported selling, general and administrative expenses were 34.0% in the first quarter of 2025, down from 35.4% in the first quarter of 2024. The Company’s adjusted selling, general and administrative expenses were $476 million for the three months ended March 31, 2025, down 2.2% from $487 million for the three months ended March 31, 2024. As a percentage of revenues, adjusted selling, general and administrative expenses were 35.2% in the first quarter of 2025, up from 33.0% in the first quarter of 2024. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for contract talent solutions, on a reported basis, were $276 million for the three months ended March 31, 2025, decreasing by 16.7% from $332 million for the three months ended March 31, 2024. As a percentage of revenues, reported selling, general and administrative expenses for contract talent solutions were 36.2% in the first quarter of 2025, down from 37.4% in the first quarter of 2024. As a percentage of revenues, adjusted selling, general and administrative expenses for contract talent solutions were 38.0% in the first quarter of 2025, up from 33.9% in the first quarter of 2024, due primarily to negative leverage as revenues decreased as a result of economic conditions during the quarter, combined with the impact of one-time charges of $7 million in the first quarter of 2025, related to cost actions to reduce ongoing administrative expenses.
Selling, general and administrative expenses for permanent placement talent solutions were $106 million for the three months ended March 31, 2025, decreasing by 9.0% from $117 million for the three months ended March 31, 2024. As a percentage of revenues, reported selling, general and administrative expenses for permanent placement talent solutions were 94.7% in the first quarter of 2025, up from 93.4% in the first quarter of 2024. As a percentage of revenues, adjusted selling, general and administrative expenses for permanent placement were 96.6% in the first quarter of 2025, up from 90.3% in the first quarter of 2024, due primarily to negative leverage as revenues decreased as a result of economic conditions during the quarter, combined with the impact of one-time charges of $2 million in the first quarter of 2025, related to cost actions to reduce ongoing administrative expenses.
Selling, general and administrative expenses for Protiviti were $78 million for the three months ended March 31, 2025, increasing by 5.5% from $74 million for the three months ended March 31, 2024. As a percentage of revenues, selling, general and administrative expenses for Protiviti services were 16.3% in the first quarter of 2025, up from 15.9% in the first quarter of 2024.
The Company’s selling, general and administrative expenses by reportable segment are summarized as follows (in thousands):

	Three Months Ended March 31,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2025	2024	2025	2024	2025	2024	2025	2024
Selling, General and Administrative Expenses
Contract talent solutions	$276,212	$331,588	$290,242	$300,452	36.2%	37.4%	38.0%	33.9%
Permanent placement talent solutions	106,135	116,576	108,237	112,693	94.7%	93.4%	96.6%	90.3%
Protiviti	77,816	73,735	77,816	73,735	16.3%	15.9%	16.3%	15.9%
Total	$460,163	$521,899	$476,295	$486,880	34.0%	35.4%	35.2%	33.0%
The following tables provide reconciliations of the non-GAAP selling, general and administrative expenses to reported selling, general and administrative expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31, 2025
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$276,212	36.2%	$106,135	94.7%	$77,816	16.3%	$460,163	34.0%
Adjustments (1)	14,030	1.8%	2,102	1.9%	—	—	16,132	1.2%
As Adjusted	$290,242	38.0%	$108,237	96.6%	$77,816	16.3%	$476,295	35.2%

	Three Months Ended March 31, 2024
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$331,588	37.4%	$116,576	93.4%	$73,735	15.9%	$521,899	35.4%
Adjustments (1)	(31,136)	(3.5%)	(3,883)	(3.1%)	—	—	(35,019)	(2.4%)
As Adjusted	$300,452	33.9%	$112,693	90.3%	$73,735	15.9%	$486,880	33.0%
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
Operating Income    The Company’s operating income consists of gross margin less selling, general and administrative expenses. The Company’s reported operating income was $39 million for the three months ended March 31, 2025, down 4.9% compared to $41 million for the three months ended March 31, 2024. As a percentage of revenues, reported operating income was 2.9% in the first quarter of 2025, up from 2.8% in the first quarter of 2024. The Company’s adjusted operating income was $19 million for the three months ended March 31, 2025, down 77.8% from $84 million for the three months ended March 31, 2024. As a percentage of revenues, adjusted operating income was 1.4% in the first quarter of 2025, down from 5.7% in the first quarter of 2024. Since operating income is defined as gross margin less selling, general and administrative expenses, the year over year change is explained by factors previously discussed, including the impact of one-time charges of $17 million in the first quarter of 2025 related to cost actions to reduce ongoing administrative expenses.
The Company’s operating income by reporting segment is summarized as follows (in thousands):

	Three Months Ended March 31,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2025	2024	2025	2024	2025	2024	2025	2024
Operating income
Contract talent solutions	$20,721	$18,982	$6,691	$50,118	2.7%	2.1%	0.9%	5.6%
Permanent placement talent solutions	5,726	7,972	3,624	11,855	5.1%	6.4%	3.2%	9.5%
Protiviti	12,435	13,944	8,396	22,301	2.6%	3.0%	1.8%	4.8%
Total	$38,882	$40,898	$18,711	$84,274	2.9%	2.8%	1.4%	5.7%

The following tables provide reconciliations of the non-GAAP adjusted operating income to reported operating income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Contract talent solutions		Permanent placement talent solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Operating income
As Reported	$20,721	2.7%	$5,726	5.1%	$12,435	2.6%	$38,882	2.9%
Adjustments (1)	(14,030)	(1.8%)	(2,102)	(1.9%)	(4,039)	(0.8)	(20,171)	(1.5%)
As Adjusted	$6,691	0.9%	$3,624	3.2%	$8,396	1.8%	$18,711	1.4%

	Three Months Ended March 31, 2024
	Contract talent solutions		Permanent placement talent solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Operating income
As Reported	$18,982	2.1%	$7,972	6.4%	$13,944	3.0%	$40,898	2.8%
Adjustments (1)	31,136	3.5%	3,883	3.1%	8,357	1.8	43,376	2.9%
As Adjusted	$50,118	5.6%	$11,855	9.5%	$22,301	4.8%	$84,274	5.7%
(1)Changes in the Company’s employee deferred compensation plan obligations related to talent solutions operations are included in operating income. The non-GAAP financial adjustments shown in the table above are to reclassify investment (income) loss from investments held in employee deferred compensation trusts to the same line item that includes the corresponding change in obligation. These adjustments have no impact on income before income
(Income) Loss from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation plan obligations change and adjustments are recorded in selling, general and administrative expenses, or in the case of Protiviti, costs of services. The value of the related investment trust assets also changes by the equal and offsetting amount, leaving no net costs to the Company, and therefore no effect on reported net income. The Company’s (income) loss from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments and is presented separately on the unaudited Condensed Consolidated Statements of Operations. The Company’s (income) loss from investments held in employee deferred compensation trusts was a loss of $20 million and income of $43 million for the three months ended March 31, 2025 and 2024, respectively. The loss from trust investments during the first quarter of 2025 was due to negative market returns.
Provision for income taxes. The provision for income taxes was 22.1% and 29.8% for the three months ended March 31, 2025 and 2024, respectively. The lower tax rate for 2025 can be primarily attributed to accelerated timing of certain tax credits that would have otherwise been recorded in the upcoming fourth quarter.
Liquidity and Capital Resources
The change in the Company’s liquidity during the three months ended March 31, 2025 and 2024, is primarily the effect of funds used in operations, as well as funds used for capital expenditures, investment in employee deferred compensation trusts, net of redemptions from employee deferred compensation trusts, repurchases of common stock, and payment of dividends. Cash outflows are typically elevated in the first quarter due to the annual payment cycle for bonuses and software subscription renewals.
Cash and cash equivalents were $342 million and $541 million at March 31, 2025 and 2024, respectively. Operating activities used net cash flows of $59 million during the three months ended March 31, 2025, combined with $33 million and $111 million of net cash used in investing activities and financing activities, respectively. Operating activities used net cash flows of $16 million during the three months ended March 31, 2024, combined with $22 million and $144 million of net cash used in investing activities and financing activities, respectively. Fluctuations in foreign currency exchange rates had the effect of increasing reported cash and cash equivalents by $8 million during the three months ended March 31, 2025, compared to a decrease of $9 million during the three months ended March 31, 2024.
Operating activities—Net cash used in operating activities for the three months ended March 31, 2025 was $59 million. This was composed of net income of $17 million adjusted upward for non-cash items of $66 million, offset by net cash used in changes in working capital of $142 million. Net cash used in operating activities for the three months ended March 31, 2024, was $16 million. This was composed of net income of $64 million adjusted upward for non-cash items of $5 million, offset by net cash used in changes in working capital of $85 million.
Investing activities—Cash used in investing activities for the three months ended March 31, 2025, was $33 million. This was composed of capital expenditures of $12 million and investments in employee deferred compensation trusts of $43 million, partially offset by proceeds from employee deferred compensation trust redemptions of $22 million. Cash used in investing activities for the three months ended March 31, 2024, was $22 million. This was composed of capital expenditures of $12 million and investments in employee deferred compensation trusts of $33 million, partially offset by proceeds from employee deferred compensation trust redemptions of $23 million.

Capital expenditures, including $6 million for cloud computing arrangements, for the three months ended March 31, 2025, totaled $19 million, approximately 69% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s sustainability and future growth opportunities. Capital expenditures for cloud computing arrangements are included in cash flows from operating activities on the Company’s Condensed Consolidated Statements of Cash Flows. Capital expenditures included amounts spent on tenant improvements and furniture and equipment in the Company’s leased offices. The Company currently expects that 2025 capital expenditures will range from $75 million to $95 million, of which $45 million to $55 million relates to software initiatives and technology infrastructure, including capitalized costs related to implementation of cloud computing arrangements.
Financing activities—Cash used in financing activities for the three months ended March 31, 2025, was $111 million. This included repurchases of $50 million in common stock and $61 million in dividends paid to stockholders. Cash used in financing activities for the three months ended March 31, 2024, was $144 million. This included repurchases of $86 million in common stock and $58 million in dividends paid to stockholders.
As of March 31, 2025, the Company is authorized to repurchase, from time to time, up to 6.6 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the three months ended March 31, 2025 and 2024, the Company repurchased 0.7 million shares, at a cost of $39 million, and 0.8 million shares, at a cost of $61 million, on the open market, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the three months ended March 31, 2025 and 2024, such repurchases totaled 0.2 million shares, at a cost of $11 million, and 0.3 million shares, at a cost of $21 million, respectively. Repurchases of shares have been funded with cash generated from operations.
The Company’s working capital at March 31, 2025, included $342 million in cash and cash equivalents, and $787 million in net accounts receivable, both of which will be a significant source of ongoing liquidity and financial resilience. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
There is limited visibility into future cash flows as the Company’s revenues and net income are largely dependent on macroeconomic conditions. The Company’s variable direct costs related to its contract talent solutions business will largely fluctuate in relation to its revenues.
The Company has an unsecured revolving credit facility (the “Credit Agreement”) of $100.0 million, which matures in May 2026. Borrowings under the Credit Agreement will bear interest in accordance with the terms of the borrowing and will be calculated according to the adjusted term Secured Overnight Financing Rate (“SOFR”), or an alternative base rate, plus an applicable margin. The Credit Agreement is subject to certain financial covenants, and the Company was in compliance with these covenants as of March 31, 2025. There were no borrowings under the Credit Agreement as of March 31, 2025, or December 31, 2024.
On May 1, 2025, the Company announced a quarterly dividend of $0.59 per share to be paid to all shareholders of record as of May 23, 2025. The dividend will be paid on June 13, 2025.
Material Cash Requirements from Contractual Obligations
Leases. As of March 31, 2025, the Company reported current and long-term operating lease liabilities of $67 million and $176 million, respectively. These balances consist of the minimum rental commitments for April 2025 and thereafter, discounted to reflect the Company’s cost of borrowing, under noncancelable lease contracts executed as of March 31, 2025.
The majority of these leases are for real estate. In the event the Company vacates a location prior to the end of the lease term, the Company may be obliged to continue making lease payments. For further information, see Note G—“Leases” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
Purchase Obligations. Purchase obligations are discussed in more detail in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to the Company’s contractual purchase obligations during the first quarter of 2025.

Employee Deferred Compensation Plan. As of March 31, 2025, the Company reported employee deferred compensation plan obligations of $648 million in its accompanying unaudited Condensed Consolidated Statements of Financial Position. The balances are due to employees based upon elections they make at the time of deferring their funds. The timing of these payments may change based upon factors including termination of the Company’s employment arrangement with a participant. These obligations are funded through contributions to investment trusts, whose assets as of March 31, 2025, exceeded the obligations. Assets of these plans are held by an independent trustee for the sole benefit of participating employees and consist of money market funds and mutual funds. For further information, see Note J—“Employee Deferred Compensation Plan Obligations” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
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
For the three months ended March 31, 2025, approximately 21.4% of the Company’s revenues were generated outside of the U.S. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Australian dollar, Brazilian real, British pound, Canadian dollar and Euro, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s international markets, the Company’s reported results vary.
During the first three months of 2025, the U.S. dollar fluctuated and generally strengthened against the primary currencies in which the Company conducts business compared to one year ago. Foreign currency exchange rates had the effect of decreasing reported service revenues by $12.1 million, or 0.8%, in the first quarter of 2025 compared to the same period one year ago. The general strengthening of the U.S. dollar also affected the reported level of expenses incurred in the Company’s international operations. Because substantially all the Company’s international operations generated revenues and incurred expenses within the same country and currency, the effect of lower reported revenues is largely offset by the decrease in reported operating expenses. Reported net income was $0.1 million, or 0.1%, lower in the first quarter of 2025, compared to the same period one year ago due to the effect of currency exchange rates. If currency exchange rates were to remain at March 31, 2025 levels throughout the remainder of 2025, the currency impact on the Company’s full-year reported revenues and operating expenses would be consistent with the first quarter of 2025 results. Should current trends continue, the impact to reported net income would be immaterial.
For the one month ended April 30, 2025, the U.S. dollar has weakened since March 31, 2025 against the primary currencies in which the Company conducts business. If foreign currency exchange rates were to remain at April 2025 levels throughout 2025, the currency impact on the Company’s full-year reported revenues would be favorable, offset by a unfavorable impact on operating expenses. These results will likely have an immaterial impact on reported net income.
Fluctuations in foreign currency exchange rates impact the U.S. dollar amount of the Company’s stockholders’ equity. The assets and liabilities of the Company’s international subsidiaries are translated into U.S. dollars at the exchange rates in effect at period end. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. Although currency fluctuations impact the Company’s reported results and shareholders’ equity, such fluctuations generally do not affect cash flow or result in actual economic gains or losses. The Company generally has few cross-border transfers of funds, which consist of dividends from the Company’s foreign subsidiaries and transfers to and from the U.S. related to intercompany working capital requirements.

ITEM 4. Controls and Procedures
Management, including the Company’s President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In accordance with this review, no material changes to controls and procedures were made in the three months ended March 31, 2025.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
There have been no material developments with regard to any of the legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024.
ITEM 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”), as updated below.
The following updates and replaces the risk factors in the Annual Report entitled “Any reduction in global economic activity may harm the Company’s business and financial condition” and “Demand for the Company’s services from government and public sector clients may decrease over time."
Any reduction in global economic activity may harm the Company’s business and financial condition. The demand for the Company’s services, in particular its talent solutions services, is highly dependent upon the state of the economy and upon the staffing needs of the Company’s clients. In the recent past, certain of the Company’s markets experienced economic uncertainty characterized by increasing unemployment, limited availability of credit, significant inflation, and decreased consumer and business spending. In addition, certain geopolitical events, including the ongoing war between Russia and Ukraine, the war between Israel, Hamas and Hezbollah, and the ongoing unrest throughout the Middle East, have caused significant economic, market, political or regulatory uncertainty in some of the Company’s markets. Furthermore, recent changes in U.S. trade policy impacting relations with a broad set of countries have resulted in significant financial market volatility, disruptions or threatened disruptions in international trade, widespread economic uncertainty and increasing concerns about the likelihood of economic recessions. These actions and the resulting economic uncertainty have resulted, and may continue to result, in decreased demand for the Company’s services. Any decline in the economic condition or employment levels of the U.S. or of any of the foreign countries in which the Company does business, or in the economic condition of any region of any of the foregoing, or in any specific industry served by the Company may severely reduce the demand for the Company’s services and thereby significantly decrease the Company’s revenues and profits. Further, continued or intensifying economic, political or regulatory uncertainty in the Company’s markets could further reduce demand for the Company’s services and exacerbate other risks faced by the Company discussed in the Company’s 2024 Annual Report on Form 10-K, including those related to operating internationally.
Demand for the Company’s services from government and public sector clients may decrease over time. During the global pandemic, the Company reported increased business from services rendered to the public sector due to, among other developments, the volume of unemployment claims and housing assistance claims, as well as the demands faced by public school districts. With the end of the pandemic, many government projects ended and the Company’s government sector business has shifted to different projects with public sector clients. It is unknown whether the shift in projects with state, local and other public sector clients will ultimately maintain the same level of business or to what extent business with the public sector may decrease as the effects of the pandemic lessen or change over time. Furthermore, changes in government or political developments, including changes in leadership among decision makers, government spending reductions or shifts in spending priorities, revisions to governmental policies and hiring practices, changes in the number and terms of government contracts, and government shutdowns, budget deficits, uncertainties, or debt constraints may adversely impact the level of business that the Company does with the government and the terms of such business in a manner that harms our business or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (c)
January 1, 2025 to January 31, 2025	—		$—	—	7,279,478
February 1, 2025 to February 28, 2025	520,567	(a)	$61.01	400,000	6,879,478
March 1, 2025 to March 31, 2025	337,836	(b)	$54.41	267,889	6,611,589
Total January 1, 2025 to March 31, 2025	858,403			667,889
(a)Includes 120,567 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(b)Includes 69,947 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(c)Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 138,000,000 shares have been authorized for repurchase, of which 131,388,411 shares have been repurchased as of March 31, 2025.
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

ROBERT HALF INC. (Registrant)

/s/Michael C. Buckley
Michael C. Buckley Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: May 2, 2025