Form 10-Q
period 2025-06-30
ROBERT HALF INC.
filed 2025-08-05
CIK 315213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

 FORM 10-Q
______________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2025:
101,738,660 shares of $0.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$380,547	$537,583
Accounts receivable, net	826,872	772,285
Employee deferred compensation trust assets	716,782	673,240
Other current assets	153,720	146,314
Total current assets	2,077,921	2,129,422
Property and equipment, net	129,870	119,564
Right-of-use assets	202,869	198,384
Goodwill	251,151	237,180
Noncurrent deferred income taxes	156,542	158,120
Other noncurrent assets	13,843	11,735
Total assets	$2,832,196	$2,854,405
LIABILITIES
Accounts payable and accrued expenses	$149,758	$166,955
Accrued payroll and benefit costs	396,564	372,785
Employee deferred compensation plan obligations	699,951	678,403
Income taxes payable	7,078	2,977
Current operating lease liabilities	69,275	64,619
Total current liabilities	1,322,626	1,285,739
Noncurrent operating lease liabilities	174,374	168,900
Other noncurrent liabilities	23,278	21,763
Total liabilities	1,520,278	1,476,402
Commitments and Contingencies (Note K)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 260,000,000 shares; issued and outstanding 101,738,661 shares and 102,199,470 shares	102	102
Additional paid-in capital	1,341,843	1,418,150
Accumulated other comprehensive loss	(30,027)	(65,138)
Retained earnings	—	24,889
Total stockholders’ equity	1,311,918	1,378,003
Total liabilities and stockholders’ equity	$2,832,196	$2,854,405

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Service revenues	$1,369,743	$1,472,524	$2,721,650	$2,948,461
Costs of services	860,269	895,845	1,713,131	1,808,985
Gross margin	509,474	576,679	1,008,519	1,139,476
Selling, general and administrative expenses	507,934	501,136	968,097	1,023,035
Operating income	1,540	75,543	40,422	116,441
Income from investments held in employee deferred compensation trusts (which is completely offset by related costs and expenses - Note A)	(57,654)	(15,733)	(37,483)	(59,109)
Interest income, net	(2,239)	(5,186)	(5,811)	(11,599)
Income before income taxes	61,433	96,462	83,716	187,149
Provision for income taxes	20,465	28,306	25,398	55,292
Net income	$40,968	$68,156	$58,318	$131,857

Net income per share:
Basic	$0.41	$0.66	$0.58	$1.27
Diluted	$0.41	$0.66	$0.58	$1.27

Weighted average shares:
Basic	100,410	103,151	100,537	103,469
Diluted	100,539	103,328	100,776	103,864

Dividends declared per share	$0.59	$0.53	$1.18	$1.06

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
COMPREHENSIVE INCOME (LOSS):
Net income	$40,968	$68,156	$58,318	$131,857
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	23,597	(6,628)	35,030	(18,050)
Foreign defined benefit plan adjustments, net of tax	42	42	81	85
Total other comprehensive income (loss)	23,639	(6,586)	35,111	(17,965)
Total comprehensive income (loss)	$64,607	$61,570	$93,429	$113,892

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2024	102,199	$102	$1,418,150	$(65,138)	$24,889	$1,378,003
Net income	—	—	—	—	17,350	17,350
Other comprehensive income (loss)	—	—	—	11,472	—	11,472
Dividends declared ($0.59 per share)	—	—	(60,163)	—	—	(60,163)
Net issuances of restricted stock	823	1	(1)	—	—	—
Stock-based compensation	—	—	16,705	—	—	16,705
Repurchases of common stock	(858)	(1)	(7,905)	—	(42,239)	(50,145)
Balance at March 31, 2025	102,164	$102	$1,366,786	$(53,666)	$—	$1,313,222

Net income	—	—	—	—	40,968	40,968
Other comprehensive income (loss)	—	—	—	23,639	—	23,639
Dividends declared ($0.59 per share)	—	—	(39,473)	—	(20,811)	(60,284)
Net issuances of restricted stock	36	—	—	—	—	—
Stock-based compensation	—	—	14,530	—	—	14,530
Repurchases of common stock	(461)	—	—	—	(20,157)	(20,157)
Balance at June 30, 2025	101,739	$102	$1,341,843	$(30,027)	$—	$1,311,918

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2023	105,209	$105	$1,354,703	$(32,626)	$266,169	$1,588,351
Net income	—	—	—	—	63,701	63,701
Other comprehensive income (loss)	—	—	—	(11,379)	—	(11,379)
Dividends declared ($0.53 per share)	—	—	—	—	(56,382)	(56,382)
Net issuances of restricted stock	751	1	(1)	—	—	—
Stock-based compensation	—	—	16,777	—	—	16,777
Repurchases of common stock	(1,028)	(1)	—	—	(81,822)	(81,823)
Balance at March 31, 2024	104,932	$105	$1,371,479	$(44,005)	$191,666	$1,519,245

Net income	—	—	—	—	68,156	68,156
Other comprehensive income (loss)	—	—	—	(6,586)	—	(6,586)
Dividends declared ($0.53 per share)	—	—	—	—	(55,407)	(55,407)
Net issuances of restricted stock	27	—	—	—	—	—
Stock-based compensation	—	—	15,631	—	—	15,631
Repurchases of common stock	(903)	(1)	—	—	(60,883)	(60,884)
Balance at June 30, 2024	104,056	$104	$1,387,110	$(50,591)	$143,532	$1,480,155

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,318	$131,857
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	2,699	565
Depreciation	25,608	25,520
Amortization of cloud computing implementation costs	16,274	18,586
Amortization of intangible assets	825	608
Realized and unrealized gains from investments held in employee deferred compensation trusts	(32,488)	(54,411)
Stock-based compensation	31,235	32,408
Deferred income taxes	1,594	(4,227)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(30,562)	(42,521)
Capitalized cloud computing implementation costs	(13,217)	(15,557)
Accounts payable and accrued expenses	(25,387)	7,276
Accrued payroll and benefit costs	11,724	(22,558)
Employee deferred compensation plan obligations	21,548	55,077
Income taxes payable	4,089	1,834
Other assets and liabilities, net	(12,230)	(8,422)
Net cash flows provided by operating activities	60,030	126,035

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(27,573)	(24,174)
Investments in employee deferred compensation trusts	(51,135)	(42,718)
Proceeds from employee deferred compensation trust redemptions	40,081	29,695
Payments for acquisitions, net of cash acquired	(10,114)	(264)
Net cash flows used in investing activities	(48,741)	(37,461)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(70,999)	(146,191)
Dividends paid	(120,659)	(112,248)
Net cash flows used in financing activities	(191,658)	(258,439)
Effect of exchange rate fluctuations	23,333	(14,505)
Change in cash and cash equivalents	(157,036)	(184,370)
Cash and cash equivalents at beginning of period	537,583	731,740
Cash and cash equivalents at end of period	$380,547	$547,370

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Repurchases of common stock awaiting settlement	$1,029	$—
Fund exchanges within employee deferred compensation trusts	$95,312	$47,518
Contingent consideration related to acquisitions	$3,272	$26
The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2025

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
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. As of June 30, 2025, such estimates include allowances for credit losses, variable consideration, workers’ compensation losses, accrued medical expenses, income and other taxes, and assumptions used in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions. Actual results and outcomes may differ from management’s estimates and assumptions.
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
Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs were $11.8 million and $23.8 million for the three and six months ended June 30, 2025, respectively, and $14.6 million and $27.9 million for the three and six months ended June 30, 2024, respectively.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2025
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
The following table presents the Company’s income from investments held in employee deferred compensation trusts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Dividend income	$(3,055)	$(2,627)	$(4,995)	$(4,698)
Realized and unrealized gains	(54,599)	(13,106)	(32,488)	(54,411)
Income from investments held in employee deferred compensation trusts (which is completely offset by related costs and expenses)	$(57,654)	$(15,733)	$(37,483)	$(59,109)
The following table presents the Company’s increase in employee deferred compensation costs and expense related to changes in the fair value of trust assets for its nonqualified employee deferred compensation plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Increase in employee deferred compensation costs and expense related to changes in the fair value of trust assets	$57,654	$15,733	$37,483	$59,109
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
June 30, 2025
The following tables summarize the Company’s financial instruments by significant category and fair value measurement on a recurring basis (in thousands):

		Fair Value Measurements Using
	Balance at June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$210,623	$210,623	—	—

Employee deferred compensation trust assets
Money market funds	$137,937	$137,937	—	—
Mutual funds - bond	40,071	40,071	—	—
Mutual funds - stock	418,051	418,051	—	—
Mutual funds - blend	120,723	120,723	—	—
Total employee deferred compensation trust assets	$716,782	$716,782	—	—

		Fair Value Measurements Using
	Balance at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$293,990	$293,990	—	—

Employee deferred compensation trust assets
Money market funds	$125,112	$125,112	—	—
Mutual funds - bond	38,705	38,705	—	—
Mutual funds - stock	401,751	401,751	—	—
Mutual funds - blend	107,672	107,672	—	—
Total employee deferred compensation trust assets	$673,240	$673,240	—	—

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

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2025
The following table sets forth the activity in the allowance for credit losses from December 31, 2024, through June 30, 2025 (in thousands):

Allowance for Credit Losses
Balance as of December 31, 2024	$21,961
Charges to expense	2,699
Deductions	(3,067)
Other, including foreign currency translation adjustments	1,285
Balance as of June 30, 2025	$22,878
Note B—New Accounting Pronouncements

Recently Adopted Accounting Pronouncements
None
Recently Issued Accounting Pronouncements Not Yet Adopted
Income Tax Disclosures. In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Under this ASU, public filers must disclose annually (1) specific categories in the rate reconciliation, and (2) provide additional information for reconciling items that meet a quantitative threshold, if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate. The new guidance is effective for public filers for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company has concluded its evaluation of the newly issued guidance and anticipates changes to its income tax disclosures. However, it does not expect any effect on its operating results, cash flows, or financial position
Income Statement Disclosures. In November 2024, the FASB issued ASU 2024-03, Income Statement, Reporting Comprehensive Income, Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires disclosure of disaggregated information about specific categories underlying certain income statement expense line items in the notes to the financial statements. This guidance is effective for public filers for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.
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

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2025
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
The following table presents the Company’s revenues disaggregated by functional specialization and segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contract talent solutions
Finance and accounting	$555,626	$623,120	$1,118,559	$1,265,090
Administrative and customer support	165,591	190,344	331,218	390,276
Technology	158,403	157,899	310,945	315,869
Elimination of intersegment revenues (a)	(119,812)	(116,466)	(237,709)	(229,280)
Total contract talent solutions	759,808	854,897	1,523,013	1,741,955
Permanent placement talent solutions	114,713	131,063	226,804	255,830
Protiviti	495,222	486,564	971,833	950,676
Total service revenues	$1,369,743	$1,472,524	$2,721,650	$2,948,461
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

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2025
Contracts with multiple performance obligations are recognized as performance obligations are delivered, and contract value is allocated based on relative stand-alone selling values of the services and products in the arrangement. As of June 30, 2025, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $213.7 million. Of this amount, $199.6 million is expected to be recognized within the next 12 months. As of June 30, 2024, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $182.9 million.
Contract liabilities are recorded when cash payments are received or due in advance of performance and are reflected in accounts payable and accrued expenses on the unaudited Condensed Consolidated Statements of Financial Position. The following table sets forth the activity in contract liabilities from December 31, 2024, through June 30, 2025 (in thousands):

Contract Liabilities
Balance as of December 31, 2024	$24,005
Payments in advance of satisfaction of performance obligations	16,955
Revenue recognized	(24,746)
Other, including translation adjustments	1,141
Balance as of June 30, 2025	$17,355

Note D—Other Current Assets
Other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid expenses	$71,180	$64,185
Unamortized cloud computing implementation costs, current	24,957	28,417
Other	57,583	53,712
Other current assets	$153,720	$146,314

Note E—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Computer hardware	$118,375	$131,059
Computer software	233,650	224,609
Furniture and equipment	97,792	96,288
Leasehold improvements	207,454	200,565
Property and equipment, cost	657,271	652,521
Accumulated depreciation	(527,401)	(532,957)
Property and equipment, net	$129,870	$119,564

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2025
Note F—Other Noncurrent Assets
Other noncurrent assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Unamortized cloud computing implementation costs, noncurrent	$10,969	$10,517
Other intangible assets, net	2,874	1,218
Other noncurrent assets	$13,843	$11,735
Note G—Leases
The Company has operating leases for corporate and field offices, and certain equipment. The Company’s leases have remaining lease terms of less than one year to 11 years, some of which include options to extend the leases for up to seven years, and some of which include options to terminate the leases within one year. Operating lease expense was $19.8 million and $39.8 million for the three and six months ended June 30, 2025, respectively, and $21.2 million and $42.4 million for the three and six months ended June 30, 2024, respectively.
Supplemental cash flow information related to leases consisted of the following (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for operating lease liabilities	$39,082	$45,284
Right-of-use assets obtained in exchange for new operating lease liabilities	$37,696	$40,668
Supplemental balance sheet information related to leases consisted of the following:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term for operating leases	4.6 years	4.6 years
Weighted average discount rate for operating leases	4.0%	3.9%
Future minimum lease payments under noncancelable leases as of June 30, 2025, were as follows (in thousands):

2025 (excluding the six months ended June 30, 2025)	$40,845
2026	70,794
2027	51,330
2028	37,419
2029	26,943
Thereafter	43,801
Less: Imputed interest	(27,483)
Present value of operating lease liabilities (a)	$243,649
(a) Includes the current portion of $69.3 million for operating leases.
As of June 30, 2025, the Company had additional future minimum lease obligations totaling $30.4 million under executed operating lease contracts that had not yet commenced. These operating leases include agreements for corporate and field office facilities with lease terms of one year to 10 years.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2025
Note H—Goodwill
The following table sets forth the activity in goodwill from December 31, 2024 through June 30, 2025 (in thousands):

	Goodwill
	Contract talent solutions	Permanent placement talent solutions	Protiviti	Total
Balance as of December 31, 2024	$133,938	$26,063	$77,179	$237,180
Acquisitions (a)	1,205	235	10,667	12,107
Foreign currency translation adjustments	607	118	1,139	1,864
Balance as of June 30, 2025	$135,750	$26,416	$88,985	$251,151

(a)In April 2025, the Company expanded its operations through two acquisitions. These transactions, executed via the Company’s wholly owned subsidiaries, resulted in the recognition of $12.1 million in goodwill.

The Company completed its annual assessment of the recoverability of goodwill during the three months ended June 30, 2025, and determined there were no events or circumstances that would more likely than not reduce the fair value of the Company’s reporting units below their carrying value.
Note I—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Payroll and benefits	$354,949	$330,803
Payroll taxes	29,270	29,513
Workers’ compensation	12,345	12,469
Accrued payroll and benefit costs	$396,564	$372,785
Note J—Employee Deferred Compensation Plan Obligations
The Company provides various qualified defined contribution 401(k) plans covering eligible employees. The plans offer a savings feature with the Company matching employee contributions. Assets of this plan are held by an independent trustee for the sole benefit of participating employees.
Nonqualified plans are provided for employees on a discretionary basis, including those not eligible for the qualified plans. These plans include provisions for salary deferrals and discretionary contributions. The asset value of the nonqualified plans was $716.8 million and $673.2 million as of June 30, 2025 and December 31, 2024, respectively. The Company holds these assets to satisfy the Company’s liabilities under its deferred compensation plans. The liability value for the nonqualified plans was $700.0 million and $678.4 million as of June 30, 2025 and December 31, 2024, respectively.
Contribution expenses for the Company’s qualified and nonqualified defined contribution plans were $11.6 million and $25.3 million for the three and six months ended June 30, 2025, respectively, and $11.4 million and $24.8 million for the three and six months ended June 30, 2024, respectively.
The Company has statutory defined contribution plans and defined benefit plans outside the United States of America, which are not material.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2025
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
On May 28, 2025, the Company entered into a $100.0 million credit agreement (the “2025 Credit Agreement”) which matures in May 2030. Borrowings under the 2025 Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the adjusted term Secured Overnight Financing Rate (“SOFR”), plus an applicable margin. The 2025 Credit Agreement is subject to certain financial covenants, and the Company was in compliance with these covenants as of June 30, 2025. As of June 30, 2025, the Company had no cash borrowings under the 2025 Credit Agreement, and maintained $10.2 million in standby letters of credit to satisfy workers’ compensation insurer’s collateral requirements.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2025
Note L—Stockholders’ Equity
Stock Repurchase Program. As of June 30, 2025, the Company is authorized to repurchase, from time to time, up to 6.2 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the six months ended June 30, 2025 and 2024, are reflected in the following table (in thousands):

	Six Months Ended June 30,
	2025	2024
Common stock repurchased (in shares)	1,128	1,660
Common stock repurchased	$59,378	$121,272
Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. The number and the cost of employee stock plan repurchases made during the six months ended June 30, 2025 and 2024, are reflected in the following table (in thousands):

	Six Months Ended June 30,
	2025	2024
Repurchases related to employee stock plans (in shares)	191	271
Repurchases related to employee stock plans	$10,924	$21,435
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for the six months ended June 30, 2025 and 2024, (consisting of purchases of shares for the treasury) is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.
Repurchases of shares and issuances of dividends are applied first to the extent of retained earnings and any remaining amounts are applied to additional paid-in capital.
Note M—Net Income Per Share
The calculation of net income per share for the three and six months ended June 30, 2025 and 2024, is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$40,968	$68,156	$58,318	$131,857
Basic:
Weighted average shares	100,410	103,151	100,537	103,469
Diluted:
Weighted average shares	100,410	103,151	100,537	103,469
Dilutive effect of potential common shares	129	177	239	395
Diluted weighted average shares	100,539	103,328	100,776	103,864
Net income per share:
Basic	$0.41	$0.66	$0.58	$1.27
Diluted	$0.41	$0.66	$0.58	$1.27

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2025
Note N—Business Segments
The Company has three reportable segments: contract talent solutions, permanent placement talent solutions and Protiviti. Operating segments are defined as components of the Company for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), a position currently held by the Company’s Chief Executive Officer, in deciding how to allocate resources and assess performance. The contract talent solutions reportable segment results from the aggregation of three operating segments with similar economic and qualitative characteristics: finance and accounting, administrative and customer support, and technology. The contract talent solutions and permanent placement talent solutions segments provide specialized engagement professionals and full-time personnel, respectively, for finance and accounting, technology, marketing and creative, legal, and administrative and customer support roles. The Protiviti segment provides business and technology risk consulting and internal audit services.
The CODM uses segment income to evaluate performance and allocate resources to each segment. Segment income excludes interest income, income taxes and the impacts of the income from investments held in employee deferred compensation trusts, along with the related compensation costs and expenses. The CODM considers variances between actual results and expectations as well as historical trends for segment income when making decisions about allocating capital and personnel resources to each segment.
The accounting policies of the segments are set forth in Note A—“Summary of Significant Accounting Policies.”
The following tables provide a reconciliation of service revenues and segment income by reportable segment to consolidated results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Contract Talent Solutions	2025	2024	2025	2024
Service revenues(1)	$759,808	$854,897	$1,523,013	$1,741,955
Segment costs of services(2)	462,441	518,736	928,713	1,055,224
Compensation expenses(3)	209,895	222,298	430,876	450,017
Other(4)	69,049	75,717	138,310	148,450
Segment selling, general and administrative expenses	278,944	298,015	569,186	598,467
Segment income	$18,423	$38,146	$25,114	$88,264

	Three Months Ended June 30,		Six Months Ended June 30,
Permanent Placement Talent Solutions	2025	2024	2025	2024
Service revenues(1)	$114,713	$131,063	$226,804	$255,830
Segment costs of services(2)	162	262	392	481
Compensation expenses(3)	87,744	94,348	176,644	186,670
Other(4)	18,548	20,305	37,885	40,676
Segment selling, general and administrative expenses	106,292	114,653	214,529	227,346
Segment income	$8,259	$16,148	$11,883	$28,003

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2025

	Three Months Ended June 30,		Six Months Ended June 30,
Protiviti	2025	2024	2025	2024
Service revenues(1)	$495,222	$486,564	$971,833	$950,676
Segment costs of services(2)	384,865	373,617	775,264	741,693
Compensation expenses(3)	24,737	23,755	49,780	47,382
Other(4)	53,108	52,210	105,881	102,318
Segment selling, general and administrative expenses	77,845	75,965	155,661	149,700
Segment income	$32,512	$36,982	$40,908	$59,283

	Three Months Ended June 30,		Six Months Ended June 30,
Combined Segment	2025	2024	2025	2024
Service revenues(1)	$1,369,743	$1,472,524	$2,721,650	$2,948,461
Costs of services(2)	847,468	892,615	1,704,369	1,797,398
Compensation expenses(3)	322,376	340,401	657,300	684,069
Other(4)	140,705	148,232	282,076	291,444
Selling, general and administrative expenses	463,081	488,633	939,376	975,513
Combined segment income	59,194	91,276	77,905	175,550
Interest income, net	(2,239)	(5,186)	(5,811)	(11,599)
Income before income taxes	$61,433	$96,462	$83,716	$187,149
(1)Service revenues presented above are shown net of eliminations of intersegment revenues. Intersegment revenues between the contract talent solutions segment and the Protiviti segment were $119.8 million and $237.7 million for the three and six months ended June 30, 2025, respectively, and $116.5 million and $229.3 million for the three and six months ended June 30, 2024, respectively. Service revenues related to the intersegment activity are reflected in the Protiviti segment.
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
(3)Includes payroll and applicable taxes, employee incentive compensation and other employee costs not included in direct costs as noted above.
(4)Other selling, general and administrative expenses is comprised of advertising, as well as other allocated expenses including lease expense, depreciation, cloud computing service costs and overhead costs. These costs are allocated to the individual segments based on an internal allocation method.
The following table represents depreciation expense by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation expense
Contract talent solutions	$6,219	$6,364	$12,717	$12,957
Permanent placement talent solutions	2,043	2,047	4,141	4,271
Protiviti	4,340	4,105	8,750	8,292
	$12,602	$12,516	$25,608	$25,520

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
June 30, 2025
Note O—Subsequent Events
On August 4, 2025, the Company announced the following:

Quarterly dividend per share	$0.59
Declaration date	August 4, 2025
Record date	August 25, 2025
Payment date	September 15, 2025

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain information contained in Management’s Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the future operating results or financial positions of Robert Half Inc. (the “Company”). Forward-looking statements are not guarantees or promises that goals or targets will be met. These statements may be identified by words such as “anticipate,” “potential,” “estimate,” “forecast,” “target,” “project,” “plan,” “intend,” “believe,” “expect,” “should,” “could,” “would,” “may,” “might,” “will,” or variations or negatives thereof or by similar or comparable words or phrases. In addition, historical, current and forward-looking information about the Company’s corporate responsibility and compliance programs, including targets or goals, may not be considered material for the Securities and Exchange Commission (“SEC”) or other mandatory reporting purposes and may be based on standards for measuring progress that are still developing; on internal controls, diligence or processes that are evolving; on representations reviewed or provided by third parties; and on assumptions that are subject to change in the future. Forward-looking statements are estimates only and are based on management’s current expectations, currently available information and current strategy, plans or forecasts, and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict, often beyond our control and are inherently uncertain. Forward-looking statements are subject to risks and uncertainties that could cause actual results and outcomes, or the timing of these results or outcomes, to differ materially from those expressed or implied in the statements. These risks and uncertainties include, but are not limited to, the following: changes to or new interpretations of United States of America (“U.S.”) or international tax regulations; the global financial and economic situation; changes in levels of unemployment and other economic conditions in the U.S. or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of candidates for contract employment or the Company’s ability to attract candidates; the development, proliferation and adoption of artificial intelligence (“AI”) by the Company and the third parties it serves; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company’s services, or the Company’s ability to maintain its margins; the possibility of the Company incurring liability for its activities, including the activities of its engagement professionals, or for events impacting its engagement professionals on clients’ premises; the possibility that adverse publicity could impact the Company’s ability to attract and retain clients and candidates; the success of the Company in attracting, training and retaining qualified management personnel and other staff employees; the Company’s ability to comply with governmental regulations affecting personnel services businesses in particular or employer/employee relationships in general; whether there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; the Company’s reliance on short-term contracts for a significant percentage of its business; litigation relating to prior or current transactions or activities, including litigation that may be disclosed from time to time in the Company’s SEC filings; the impact of extreme weather conditions on the Company and its candidates and clients; the ability of the Company to manage its international operations and comply with foreign laws and regulations; the impact of fluctuations in foreign currency exchange rates; the possibility that the additional costs the Company will incur as a result of health care or other reform legislation may adversely affect the Company’s profit margins or the demand for the Company’s services; the possibility that the Company’s computer and communications hardware and software systems could be damaged or their service interrupted or that the Company could experience a cybersecurity breach; and the possibility that the Company may fail to maintain adequate financial and management controls, and as a result suffer errors in its financial reporting. Additionally, with respect to Protiviti, other risks and uncertainties include the fact that future success will depend on its ability to retain employees and attract clients; there can be no assurance that there will be ongoing demand for broad-based consulting, regulatory compliance, technology services, public sector or other high-demand advisory services; failure to produce projected revenues could adversely affect financial results; and there is the possibility of involvement in litigation relating to prior or current transactions or activities. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results. Except as required by law, the Company undertakes no obligation to update information in this report, whether as a result of new information, future events, or otherwise, and notwithstanding any historical practice of doing so.
Executive Overview
Revenue and net income results for the second quarter were within the range of management’s expectations. Elevated global economic uncertainty persisted throughout the quarter, extending client and job seeker caution, elongating decision cycles, and subduing hiring activity and new project starts.
During the first half of 2025, service revenues were $2.72 billion, a decrease of 7.7% from the prior year. Net income was $58 million, and diluted net income per share was $0.58.

Demand for the Company’s contract talent solutions, permanent placement talent solutions, and Protiviti is largely dependent upon general economic and labor trends, both domestically and abroad. The U.S. real gross domestic product increased at an annual rate of 3.0% during the second quarter 2025, compared to a decrease of 0.5% during the first quarter of 2025. Fears of economic recession have eased as worst-case trade policy concerns have not materialized and proposed tax changes have now become law. Small business confidence levels have also rebounded modestly from recent lows.
The U.S. job market remains resilient with overall unemployment at 4.1%. Labor supply constraints remain. Particularly noteworthy is that the unemployment rate for college-educated professionals is holding steady at just 2.5 percent, with even lower rates prevailing among specialized accounting, finance and technology roles. Although current hiring and quit rates remain subdued and well below post-Covid highs, job openings continue to be well above historical levels, indicating strong pent-up hiring demand.
As business confidence improves, there is a corresponding acceleration in hiring urgency, project demand and the reprioritization of previously deferred initiatives. This natural progression typically places increased demands on client resources that are already operating at or near capacity, creating the hiring and consulting environment that has historically driven substantial growth for the Company’s business during the early phases of economic expansion cycles.
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
The Company monitors various economic indicators and business trends in all of the countries in which it operates to anticipate demand for the Company’s services. These trends are evaluated to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends and productivity metrics. Visibility into future revenues is limited not only due to the dependence on macroeconomic and labor market conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, the Company’s headcount and other investments are typically assessed on at least a quarterly basis. During the first half of 2025, the Company’s headcount remained relatively flat for its contract talent solutions, permanent placement talent solutions and Protiviti segments when compared to prior year-end levels, while administrative headcount decreased.
Critical Accounting Policies and Estimates
The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes to the Company’s critical accounting policies or estimates for the six months ended June 30, 2025.
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
The Company’s talent solutions segments conduct operations through offices in the U.S. and 18 other countries, while Protiviti has offices in the U.S. and 13 other countries.

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
Three Months Ended June 30, 2025 and 2024
Service Revenues. The Company’s revenues were $1.37 billion for the three months ended June 30, 2025, a decrease of 7.0% compared to $1.47 billion for the three months ended June 30, 2024. Revenues from U.S. operations decreased 7.4% to $1.06 billion (77.7% of total revenue) for the three months ended June 30, 2025, compared to $1.15 billion (78.1% of total revenue) for the three months ended June 30, 2024. Revenues from international operations decreased 5.3% to $306 million (22.3% of total revenue) for the three months ended June 30, 2025, compared to $323 million (21.9% of total revenue) for the three months ended June 30, 2024. Contributing factors for each reportable segment are discussed below in further detail.
Contract talent solutions revenues were $760 million for the three months ended June 30, 2025, decreasing by 11.1% compared to revenues of $855 million for the three months ended June 30, 2024. Key drivers of contract talent solutions revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. The decrease in contract talent solutions revenues for the three months ended June 30, 2025, was primarily due to a 15.4% decrease in the number of hours worked by the Company’s engagement professionals, partially offset by a 4.7% increase in average bill rates. On an adjusted basis, contract talent solutions revenues decreased 11.1% for the second quarter of 2025 compared to the second quarter of 2024. In the U.S., revenues in the second quarter of 2025 decreased 10.7% on both a reported basis and an adjusted basis, compared to the second quarter of 2024. International revenues for the second quarter of 2025 decreased 12.5% on a reported basis, and decreased 12.9% on an adjusted basis, compared to the second quarter of 2024.

Permanent placement talent solutions revenues were $115 million for the three months ended June 30, 2025, decreasing by 12.5% compared to revenues of $131 million for the three months ended June 30, 2024. Key drivers of permanent placement talent solutions revenues consist of the number of candidate placements and average fees earned per placement. The decrease in permanent placement talent revenues for the three months ended June 30, 2025, was due to an 18.0% decrease in the number of placements, partially offset by a 5.5% increase in average fees earned per placement. On an adjusted basis, permanent placement talent solutions revenues decreased 12.6% for the second quarter of 2025 compared to the second quarter of 2024. In the U.S., revenues for the second quarter of 2025 decreased 13.2% on both a reported basis and an adjusted basis compared to the second quarter of 2024. International revenues for the second quarter of 2025 decreased 10.6% on a reported basis, and decreased 11.2% on an adjusted basis, compared to the second quarter of 2024. Historically, demand for permanent placement talent solutions is even more sensitive to economic and labor market conditions than demand for contract talent solutions, and this is expected to continue.
Protiviti revenues were $495 million for the three months ended June 30, 2025, increasing by 1.8% compared to revenues of $487 million for the three months ended June 30, 2024. Key drivers of Protiviti revenues are the billable hours worked on client engagements and average hourly bill rates. The increase in Protiviti revenues for the three months ended June 30, 2025, was due to a 7.7% increase in billable hours, partially offset by a 5.9% decrease in average hourly bill rates. On an adjusted basis, Protiviti revenues increased 1.5% for the second quarter of 2025 compared to the second quarter of 2024. In the U.S., revenues in the second quarter of 2025 decreased 0.7% on both a reported basis and an adjusted basis compared to the second quarter of 2024. International revenues for the second quarter of 2025 increased 13.1% on a reported basis, and increased 10.7% on an adjusted basis, compared to the second quarter of 2024.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended June 30, 2025, is presented in the following table:

	Global	United States	International
Contract talent solutions
As Reported	-11.1%	-10.7%	-12.5%
Billing Days Impact	0.4%	0.0%	1.4%
Currency Impact	-0.4%	―	-1.8%
As Adjusted	-11.1%	-10.7%	-12.9%
Permanent placement talent solutions
As Reported	-12.5%	-13.2%	-10.6%
Billing Days Impact	0.5%	0.0%	1.4%
Currency Impact	-0.6%	―	-2.0%
As Adjusted	-12.6%	-13.2%	-11.2%
Protiviti
As Reported	1.8%	-0.7%	13.1%
Billing Days Impact	0.4%	0.0%	1.7%
Currency Impact	-0.7%	―	-4.1%
As Adjusted	1.5%	-0.7%	10.7%
Gross Margin.    The Company’s gross margin dollars were $509 million for the three months ended June 30, 2025, down 11.7% from $577 million for the three months ended June 30, 2024. Contributing factors for each reportable segment are discussed below in further detail.
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
Gross margin dollars for contract talent solutions were $297 million for the three months ended June 30, 2025, decreasing by 11.5% from $336 million for the three months ended June 30, 2024. As a percentage of revenues, gross margin dollars for contract talent solutions were 39.1% in the second quarter of 2025, down from 39.3% in the second quarter of 2024.

Gross margin dollars for permanent placement talent solutions represent revenues less reimbursable expenses. Gross margin dollars for permanent placement talent solutions were $115 million for the three months ended June 30, 2025, decreasing 12.4% from $131 million for the three months ended June 30, 2024. Because reimbursable expenses for permanent placement talent solutions are de minimis, the decrease in gross margin dollars is substantially explained by the decrease in revenues previously discussed.
Gross margin dollars for Protiviti represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of Protiviti’s gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s Protiviti staff. Gross margin dollars for Protiviti were $97 million for the three months ended June 30, 2025, decreasing 11.1% from $110 million for the three months ended June 30, 2024. As a percentage of revenues, reported gross margin dollars for Protiviti were 19.7% in the second quarter of 2025, down from 22.5% in the second quarter of 2024. As a percentage of revenues, adjusted gross margin dollars for Protiviti were 22.3% in the second quarter of 2025, down from 23.2% in the second quarter of 2024. The decrease in adjusted gross margin percentage was primarily due to the relative composition of and number of professional staff and their respective pay and bill rates.
The Company’s gross margin by reporting segment is summarized as follows (in thousands):

	Three Months Ended June 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2025	2024	2025	2024	2025	2024	2025	2024
Gross Margin
Contract talent solutions	$297,367	$336,161	$297,367	$336,161	39.1%	39.3%	39.1%	39.3%
Permanent placement talent solutions	114,551	130,801	114,551	130,801	99.9%	99.8%	99.9%	99.8%
Protiviti	97,556	109,717	110,357	112,947	19.7%	22.5%	22.3%	23.2%
Total	$509,474	$576,679	$522,275	$579,909	37.2%	39.2%	38.1%	39.4%
The following tables provide reconciliations of the non-GAAP adjusted gross margin to reported gross margin for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30, 2025
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$297,367	39.1%	$114,551	99.9%	$97,556	19.7%	$509,474	37.2%
Adjustments (1)	—	—	—	—	12,801	2.6%	12,801	0.9%
As Adjusted	$297,367	39.1%	$114,551	99.9%	$110,357	22.3%	$522,275	38.1%

	Three Months Ended June 30, 2024
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$336,161	39.3%	$130,801	99.8%	$109,717	22.5%	$576,679	39.2%
Adjustments (1)	—	—	—	—	3,230	0.7%	3,230	0.2%
As Adjusted	$336,161	39.3%	$130,801	99.8%	$112,947	23.2%	$579,909	39.4%
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

Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, lease expense, depreciation, cloud computing service costs and overhead costs. The Company’s reported selling, general and administrative expenses were $508 million for the three months ended June 30, 2025, increasing by 1.4% from $501 million for the three months ended June 30, 2024. As a percentage of revenues, reported selling, general and administrative expenses were 37.1% in the second quarter of 2025, up from 34.0% in the second quarter of 2024. The Company’s adjusted selling, general and administrative expenses were $463 million for the three months ended June 30, 2025, down 5.2% from $489 million for the three months ended June 30, 2024. As a percentage of revenues, adjusted selling, general and administrative expenses were 33.8% in the second quarter of 2025, up from 33.2% in the second quarter of 2024. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for contract talent solutions, on a reported basis, were $319 million for the three months ended June 30, 2025, increasing by 3.2% from $309 million for the three months ended June 30, 2024. As a percentage of revenues, reported selling, general and administrative expenses for contract talent solutions were 42.0% in the second quarter of 2025, up from 36.1% in the second quarter of 2024. As a percentage of revenues, adjusted selling, general and administrative expenses for contract talent solutions were 36.7% in the second quarter of 2025, up from 34.9% in the second quarter of 2024, due primarily to negative leverage as revenues decreased as a result of economic conditions during the quarter.
Selling, general and administrative expenses for permanent placement talent solutions were $111 million for the three months ended June 30, 2025, decreasing by 4.4% from $116 million for the three months ended June 30, 2024. As a percentage of revenues, reported selling, general and administrative expenses for permanent placement talent solutions were 97.0% in the second quarter of 2025, up from 88.7% in the second quarter of 2024. As a percentage of revenues, adjusted selling, general and administrative expenses for permanent placement were 92.7% in the second quarter of 2025, up from 87.5% in the second quarter of 2024, due primarily to negative leverage as revenues decreased as a result of economic conditions during the quarter.
Selling, general and administrative expenses for Protiviti were $78 million for the three months ended June 30, 2025, increasing by 2.5% from $76 million for the three months ended June 30, 2024. As a percentage of revenues, selling, general and administrative expenses for Protiviti services were 15.7% in the second quarter of 2025, up from 15.6% in the second quarter of 2024.
The Company’s selling, general and administrative expenses by reportable segment are summarized as follows (in thousands):

	Three Months Ended June 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2025	2024	2025	2024	2025	2024	2025	2024
Selling, General and Administrative Expenses
Contract talent solutions	$318,871	$308,886	$278,944	$298,015	42.0%	36.1%	36.7%	34.9%
Permanent placement talent solutions	111,218	116,285	106,292	114,653	97.0%	88.7%	92.7%	87.5%
Protiviti	77,845	75,965	77,845	75,965	15.7%	15.6%	15.7%	15.6%
Total	$507,934	$501,136	$463,081	$488,633	37.1%	34.0%	33.8%	33.2%
The following tables provide reconciliations of the non-GAAP selling, general and administrative expenses to reported selling, general and administrative expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30, 2025
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$318,871	42.0%	$111,218	97.0%	$77,845	15.7%	$507,934	37.1%
Adjustments (1)	(39,927)	(5.3%)	(4,926)	(4.3%)	—	—	(44,853)	(3.3%)
As Adjusted	$278,944	36.7%	$106,292	92.7%	$77,845	15.7%	$463,081	33.8%

	Three Months Ended June 30, 2024
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$308,886	36.1%	$116,285	88.7%	$75,965	15.6%	$501,136	34.0%
Adjustments (1)	(10,871)	(1.2%)	(1,632)	(1.2%)	—	—	(12,503)	(0.8%)
As Adjusted	$298,015	34.9%	$114,653	87.5%	$75,965	15.6%	$488,633	33.2%
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
Operating Income    The Company’s operating income consists of gross margin less selling, general and administrative expenses. The Company’s reported operating income was $2 million for the three months ended June 30, 2025, down 98.0% compared to $76 million for the three months ended June 30, 2024. As a percentage of revenues, reported operating income was 0.1% in the second quarter of 2025, down from 5.1% in the second quarter of 2024. The Company’s adjusted operating income was $59 million for the three months ended June 30, 2025, down 35.1% from $91 million for the three months ended June 30, 2024. As a percentage of revenues, adjusted operating income was 4.3% in the second quarter of 2025, down from 6.2% in the second quarter of 2024. Since operating income is defined as gross margin less selling, general and administrative expenses, the year over year change is explained by factors previously discussed.
The Company’s operating income (loss) by reporting segment is summarized as follows (in thousands):

	Three Months Ended June 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2025	2024	2025	2024	2025	2024	2025	2024
Operating income (loss)
Contract talent solutions	$(21,504)	$27,275	$18,423	$38,146	(2.8%)	3.2%	2.4%	4.5%
Permanent placement talent solutions	3,333	14,516	8,259	16,148	2.9%	11.1%	7.2%	12.3%
Protiviti	19,711	33,752	32,512	36,982	4.0%	6.9%	6.6%	7.6%
Total	$1,540	$75,543	$59,194	$91,276	0.1%	5.1%	4.3%	6.2%

The following tables provide reconciliations of the non-GAAP adjusted operating income to reported operating income (loss) for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
	Contract talent solutions		Permanent placement talent solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Operating income (loss)
As Reported	$(21,504)	(2.8%)	$3,333	2.9%	$19,711	4.0%	$1,540	0.1%
Adjustments (1)	39,927	5.2%	4,926	4.3%	12,801	2.6%	57,654	4.2%
As Adjusted	$18,423	2.4%	$8,259	7.2%	$32,512	6.6%	$59,194	4.3%

	Three Months Ended June 30, 2024
	Contract talent solutions		Permanent placement talent solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Operating income
As Reported	$27,275	3.2%	$14,516	11.1%	$33,752	6.9%	$75,543	5.1%
Adjustments (1)	10,871	1.3%	1,632	1.2%	3,230	0.7%	15,733	1.1%
As Adjusted	$38,146	4.5%	$16,148	12.3%	$36,982	7.6%	$91,276	6.2%
(1)Changes in the Company’s employee deferred compensation plan obligations related to talent solutions operations are included in operating income (loss). The non-GAAP financial adjustments shown in the table above are to reclassify investment income from investments held in employee deferred compensation trusts to the same line item that includes the corresponding change in obligation. These adjustments have no impact on income before income taxes.
Income from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation plan obligations change and adjustments are recorded in selling, general and administrative expenses, or in the case of Protiviti, costs of services. The value of the related investment trust assets also changes by the equal and offsetting amount, leaving no net costs to the Company, and therefore no effect on reported net income. The Company’s income from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments and is presented separately on the unaudited Condensed Consolidated Statements of Operations. The Company’s income from investments held in employee deferred compensation trusts was $58 million and $16 million for the three months ended June 30, 2025 and 2024, respectively. The income from trust investments during the second quarter of 2025 was due to positive market returns.
Provision for income taxes. The provision for income taxes was 33.3% and 29.3% for the three months ended June 30, 2025 and 2024, respectively. The higher tax rate for 2025 can be attributed to the increased impact of nondeductible expenses relative to lower pretax income.
On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The Company continues to evaluate the impact the new legislation will have on the consolidated financial statements.
Six Months Ended June 30, 2025 and 2024
Service Revenues. The Company’s revenues were $2.72 billion for the six months ended June 30, 2025, a decrease of 7.7% compared to $2.95 billion for the six months ended June 30, 2024. Revenues from U.S. operations decreased 7.2% to $2.13 billion (78.2% of total revenue) for the six months ended June 30, 2025, compared to $2.29 billion (77.7% of total revenue) for the six months ended June 30, 2024. Revenues from international operations decreased 9.5% to $594 million (21.8% of total revenue) for the six months ended June 30, 2025, compared to $657 million (22.3% of total revenue) for the six months ended June 30, 2024. Contributing factors for each reportable segment are discussed below in further detail.
Contract talent solutions revenues were $1.52 billion for the six months ended June 30, 2025, decreasing by 12.6% compared to revenues of $1.74 billion for the six months ended June 30, 2024. Key drivers of contract talent solutions revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. The decrease in contract talent solutions revenues for the six months ended June 30, 2025, was primarily due to a 15.8% decrease in the number of hours worked by the Company’s engagement professionals, partially offset by a 3.7% increase in average bill rates. On an adjusted basis, contract talent solutions revenues in the first half of 2025 decreased 11.5% compared to the first half of 2024. In the U.S., revenues in the first half of 2025 decreased 11.3% on a reported basis, and decreased 10.7% on an adjusted basis, compared to the first half of 2024. International revenues for the first half of 2025 decreased 16.7% on a reported basis, and decreased 14.6% on an adjusted basis, compared to the first half of 2024.

Permanent placement talent solutions revenues were $227 million for the six months ended June 30, 2025, decreasing by 11.3% compared to revenues of $256 million for the six months ended June 30, 2024. Key drivers of permanent placement talent solutions revenues consist of the number of candidate placements and average fees earned per placement. The decrease in permanent placement staffing revenues for the six months ended June 30, 2025, was due to an 14.8% decrease in the number of placements, partially offset by a 3.5% increase in average fees earned per placement. On an adjusted basis, permanent placement talent solutions revenues decreased 10.3% for the first half of 2025 compared to the first half of 2024. In the U.S., revenues for the first half of 2025 decreased 10.9% on a reported basis, and decreased 10.3% on an adjusted basis, compared to the first half of 2024. International revenues for the first half of 2025 decreased 12.5% on a reported basis, and decreased 10.7% on an adjusted basis, compared to the first half of 2024. Historically, demand for permanent placement talent solutions is even more sensitive to economic and labor market conditions than demand for contract talent solutions and this is expected to continue.
Protiviti revenues were $972 million for the six months ended June 30, 2025, increasing by 2.2% compared to revenues of $951 million for the six months ended June 30, 2024. Key drivers of Protiviti revenues are the billable hours worked on client engagements and average hourly bill rates. The increase in Protiviti revenues for the six months ended June 30, 2025, was due to a 5.6% increase in billable hours, partially offset by a 3.4% decrease in average hourly bill rates. On an adjusted basis, Protiviti revenues increased 3.1% for the first half of 2025 compared to the first half of 2024. In the U.S., revenues in the first half of 2025 increased 0.8% on a reported basis, and increased 1.4% on an adjusted basis, compared to the first half of 2024. International revenues in the first half of 2025 increased 8.8% on a reported basis, and increased 9.3% on an adjusted basis, compared to the first half of 2024.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the six months ended June 30, 2025, is presented in the following table:

	Global	United States	International
Contract talent solutions
As Reported	-12.6%	-11.3%	-16.7%
Billing Days Impact	0.8%	0.6%	0.9%
Currency Impact	0.3%	―	1.2%
As Adjusted	-11.5%	-10.7%	-14.6%
Permanent placement talent solutions
As Reported	-11.3%	-10.9%	-12.5%
Billing Days Impact	0.8%	0.6%	1.0%
Currency Impact	0.2%	―	0.8%
As Adjusted	-10.3%	-10.3%	-10.7%
Protiviti
As Reported	2.2%	0.8%	8.8%
Billing Days Impact	1.0%	0.6%	1.2%
Currency Impact	-0.1%	―	-0.7%
As Adjusted	3.1%	1.4%	9.3%
Gross Margin.    The Company’s gross margin dollars were $1.01 billion for the six months ended June 30, 2025, down 11.5% from $1.14 billion for the six months ended June 30, 2024. Contributing factors for each reportable segment are discussed below in further detail.
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
Gross margin dollars for contract talent solutions were $594 million for the six months ended June 30, 2025, down 13.5% from $687 million for the six months ended June 30, 2024. As a percentage of revenues, gross margin dollars for contract talent solutions were 39.0% in the first half of 2025, down from 39.4% in the first half of 2024.

Gross margin dollars for permanent placement talent solutions represent revenues less reimbursable expenses. Gross margin dollars for permanent placement talent solutions were $227 million for the six months ended June 30, 2025, down 11.3% from $255 million for the six months ended June 30, 2024. Because reimbursable expenses for permanent placement talent solutions are de minimis, the decrease in gross margin dollars is substantially explained by the decrease in revenues previously discussed.
Gross margin dollars for Protiviti represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of Protiviti’s gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s Protiviti staff. Gross margin dollars for Protiviti were $188 million for the six months ended June 30, 2025, down 4.9% from $197 million for the six months ended June 30, 2024. As a percentage of revenues, reported gross margin dollars for Protiviti were 19.3% in the first half of 2025, down from 20.8% in the first half of 2024. As a percentage of revenues, adjusted gross margin dollars for Protiviti were 20.2% in the first half of 2025, down from 22.0% in the first half of 2024. The year-over-year decrease in adjusted gross margin percentage was primarily due to the relative composition of and number of professional staff and their respective pay and bill rates.
The Company’s gross margin by reportable segment are summarized as follows: (in thousands):

	Six Months Ended June 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2025	2024	2025	2024	2025	2024	2025	2024
Gross Margin
Contract talent solutions	$594,300	$686,731	$594,300	$686,731	39.0%	39.4%	39.0%	39.4%
Permanent placement talent solutions	226,412	255,349	226,412	255,349	99.8%	99.8%	99.8%	99.8%
Protiviti	187,807	197,396	196,569	208,983	19.3%	20.8%	20.2%	22.0%
Total	$1,008,519	$1,139,476	$1,017,281	$1,151,063	37.1%	38.6%	37.4%	39.0%
The following tables provide reconciliations of the non-GAAP adjusted gross margin to reported gross margin for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30, 2025
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$594,300	39.0%	$226,412	99.8%	$187,807	19.3%	$1,008,519	37.1%
Adjustments (1)	—	—	—	—	8,762	0.9%	8,762	0.3%
As Adjusted	$594,300	39.0%	$226,412	99.8%	$196,569	20.2%	$1,017,281	37.4%

	Six Months Ended June 30, 2024
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$686,731	39.4%	$255,349	99.8%	$197,396	20.8%	$1,139,476	38.6%
Adjustments (1)	—	—	—	—	11,587	1.2%	11,587	0.4%
As Adjusted	$686,731	39.4%	$255,349	99.8%	$208,983	22.0%	$1,151,063	39.0%
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

Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation, and occupancy costs. The Company’s reported selling, general and administrative expenses were $968 million for the six months ended June 30, 2025, down 5.4% from $1.02 billion for the six months ended June 30, 2024. As a percentage of revenues, reported selling, general and administrative expenses were 35.6% in the first half of 2025, up from 34.7% in the first half of 2024. The Company’s adjusted selling, general and administrative expenses were $939 million for the six months ended June 30, 2025, down 3.7% from $975 million for the six months ended June 30, 2024. As a percentage of revenues, adjusted selling, general and administrative expenses were 34.5% in the first half of 2025, up from 33.1% in the first half of 2024. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for contract talent solutions, on an as-reported basis, were $595 million for the six months ended June 30, 2025, decreasing by 7.1% from $640 million for the six months ended June 30, 2024. As a percentage of revenues, reported selling, general and administrative expenses for contract talent solutions were 39.1% in the first half of 2025, up from 36.8% in the first half of 2024. Selling, general and administrative expenses for contract talent solutions, on an adjusted basis, were $569 million for the six months ended June 30, 2025, down 4.9% from $598 million for the six months ended June 30, 2024. As a percentage of revenues, adjusted selling, general and administrative expenses for contract talent solutions were 37.4% in the first half of 2025, up from 34.4% in the first half of 2024, due primarily to negative leverage as revenues decreased as a result of economic conditions.
Selling, general and administrative expenses for permanent placement talent solutions were $217 million for the six months ended June 30, 2025, decreasing by 6.7% from $233 million for the six months ended June 30, 2024. As a percentage of revenues, reported selling, general and administrative expenses for permanent placement talent solutions were 95.8% in the first half of 2025, up from 91.0% in the first half of 2024. As a percentage of revenues, adjusted selling, general and administrative expenses for permanent placement talent solutions were 94.6% in the first half of 2025, up from 88.9% in the first half of 2024, due primarily to negative leverage as revenues decreased as a result of economic conditions.
Selling, general and administrative expenses for Protiviti were $156 million for the six months ended June 30, 2025, increasing by 4.0% from $149 million for the six months ended June 30, 2024. As a percentage of revenues, selling, general and administrative expenses for Protiviti were 16.0% in the first half of 2025, up from 15.7% in the first half of 2024.
The Company’s selling, general and administrative expenses by reportable segment are summarized as follows (in thousands):

	Six Months Ended June 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2025	2024	2025	2024	2025	2024	2025	2024
Selling, General and Administrative Expenses
Contract talent solutions	$595,083	$640,474	$569,186	$598,467	39.1%	36.8%	37.4%	34.4%
Permanent placement talent solutions	217,353	232,861	214,529	227,346	95.8%	91.0%	94.6%	88.9%
Protiviti	155,661	149,700	155,661	149,700	16.0%	15.7%	16.0%	15.7%
Total	$968,097	$1,023,035	$939,376	$975,513	35.6%	34.7%	34.5%	33.1%
The following tables provide reconciliations of the non-GAAP selling, general and administrative expenses to reported selling, general and administrative expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30, 2025
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$595,083	39.1%	$217,353	95.8%	$155,661	16.0%	$968,097	35.6%
Adjustments (1)	(25,897)	(1.7%)	(2,824)	(1.2%)	—	—	(28,721)	(1.1%)
As Adjusted	$569,186	37.4%	$214,529	94.6%	$155,661	16.0%	$939,376	34.5%

	Six Months Ended June 30, 2024
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$640,474	36.8%	$232,861	91.0%	$149,700	15.7%	$1,023,035	34.7%
Adjustments (1)	(42,007)	(2.4%)	(5,515)	(2.1%)	—	—	(47,522)	(1.6%)
As Adjusted	$598,467	34.4%	$227,346	88.9%	$149,700	15.7%	$975,513	33.1%
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
Operating Income    The Company’s operating income consists of gross margin less selling, general and administrative expenses. The Company’s reported operating income was $40 million for the six months ended June 30, 2025, down 65.3% compared to $116 million for the six months ended June 30, 2024. As a percentage of revenues, reported operating income was 1.5% in the first half of 2025, down from 3.9% in the first half of 2024. The Company’s adjusted operating income was $78 million for the six months ended June 30, 2025, down 55.6% from $176 million for the six months ended June 30, 2024. As a percentage of revenues, adjusted operating income was 2.9% in the first half of 2025, down from 6.0% in the first half of 2024. Since operating income is defined as gross margin less selling, general and administrative expenses, the year over year change is explained by factors previously discussed.
The Company’s operating income (loss) by reporting segment is summarized as follows (in thousands):

	Six Months Ended June 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2025	2024	2025	2024	2025	2024	2025	2024
Operating income (loss)
Contract talent solutions	$(783)	$46,257	$25,114	$88,264	(0.1%)	2.7%	1.6%	5.1%
Permanent placement talent solutions	9,059	22,488	11,883	28,003	4.0%	8.8%	5.2%	10.9%
Protiviti	32,146	47,696	40,908	59,283	3.3%	5.0%	4.2%	6.2%
Total	$40,422	$116,441	$77,905	$175,550	1.5%	3.9%	2.9%	6.0%

The following tables provide reconciliations of the non-GAAP adjusted operating income to reported operating income (loss) for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025
	Contract talent solutions		Permanent placement talent solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Operating income (loss)
As Reported	$(783)	(0.1%)	$9,059	4.0%	$32,146	3.3%	$40,422	1.5%
Adjustments (1)	25,897	1.7%	2,824	1.2%	8,762	0.9%	37,483	1.4%
As Adjusted	$25,114	1.6%	$11,883	5.2%	$40,908	4.2%	$77,905	2.9%

	Six Months Ended June 30, 2024
	Contract talent solutions		Permanent placement talent solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Operating income
As Reported	$46,257	2.7%	$22,488	8.8%	$47,696	5.0%	$116,441	3.9%
Adjustments (1)	42,007	2.4%	5,515	2.1%	11,587	1.2%	59,109	2.1%
As Adjusted	$88,264	5.1%	$28,003	10.9%	$59,283	6.2%	$175,550	6.0%
(1)Changes in the Company’s employee deferred compensation plan obligations related to talent solutions operations are included in operating income (loss). The non-GAAP financial adjustments shown in the table above are to reclassify investment income from investments held in employee deferred compensation trusts to the same line item that includes the corresponding change in obligation. These adjustments have no impact on income before income taxes.
Income from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation plan obligations change and adjustments are recorded in selling, general and administrative expenses, or in the case of Protiviti, costs of services. The value of the related investment trust assets also changes by the equal and offsetting amount, leaving no net costs to the Company. The Company’s income from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses, and dividend income from trust investments, and is presented separately on the unaudited Condensed Consolidated Statements of Operations. The Company’s income from investments held in employee deferred compensation trusts was $37 million and $59 million for the six months ended June 30, 2025 and 2024, respectively. The income from trust investments was due to positive market returns during the first half of 2025.
Provision for income taxes. The provision for income taxes was 30.3% and 29.5% for the six months ended June 30, 2025 and 2024, respectively.
Liquidity and Capital Resources
The change in the Company’s liquidity during the six months ended June 30, 2025 and 2024, is primarily the effect of funds provided by operations, as well as funds used for capital expenditures, investment in employee deferred compensation trusts, net of redemptions from employee deferred compensation trusts, repurchases of common stock, and payment of dividends.
Cash and cash equivalents were $381 million and $547 million at June 30, 2025 and 2024, respectively. Operating activities provided net cash flows of $60 million during the six months ended June 30, 2025, offset by $49 million and $192 million of net cash used in investing activities and financing activities, respectively. Operating activities provided net cash flows of $126 million during the six months ended June 30, 2024, offset by $38 million and $258 million of net cash used in investing activities and financing activities, respectively. Fluctuations in foreign currency exchange rates had the effect of increasing reported cash and cash equivalents by $24 million during the six months ended June 30, 2025, compared to a decrease of $15 million during the six months ended June 30, 2024.
Operating activities—Net cash provided by operating activities for the six months ended June 30, 2025, was $60 million. This was composed of net income of $58 million adjusted upward for non-cash items of $46 million, offset by net cash used in changes in working capital of $44 million. Net cash provided by operating activities for the six months ended June 30, 2024, was $126 million. This was composed of net income of $132 million adjusted upward for non-cash items of $19 million, offset by net cash used in changes in working capital of $25 million.
Investing activities—Cash used in investing activities for the six months ended June 30, 2025, was $49 million. This was composed of capital expenditures of $28 million, investments in employee deferred compensation trusts of $51 million and payments for acquisitions of $10 million, partially offset by proceeds from employee deferred compensation trust redemptions of $40 million. Cash used in investing activities for the six months ended June 30, 2024, was $38 million. This was composed of capital expenditures of $24 million and investments in employee deferred compensation trusts of $43 million, partially offset by proceeds from employee deferred compensation trust redemptions of $29 million.

Capital expenditures, including $13 million for cloud computing arrangements, for the six months ended June 30, 2025, totaled $41 million, approximately 64% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s sustainability and future growth opportunities. Capital expenditures for cloud computing arrangements are included in cash flows from operating activities on the Company’s Condensed Consolidated Statements of Cash Flows. Capital expenditures included amounts spent on tenant improvements and furniture and equipment in the Company’s leased offices. The Company currently expects that 2025 capital expenditures will range from $75 million to $90 million, of which $55 million to $65 million relates to software initiatives and technology infrastructure, including capitalized costs related to implementation of cloud computing arrangements.
Financing activities—Cash used in financing activities for the six months ended June 30, 2025, was $192 million. This included repurchases of $71 million in common stock and $121 million in dividends paid to stockholders. Cash used in financing activities for the six months ended June 30, 2024, was $258 million. This included repurchases of $146 million in common stock and $112 million in dividends paid to stockholders.
As of June 30, 2025, the Company is authorized to repurchase, from time to time, up to 6.2 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the six months ended June 30, 2025 and 2024, the Company repurchased 1.1 million shares, at a cost of $59 million, and 1.7 million shares, at a cost of $121 million, on the open market, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the six months ended June 30, 2025 and 2024, such repurchases totaled 0.2 million shares, at a cost of $11 million, and 0.3 million shares, at a cost of $22 million, respectively. Repurchases of shares have been funded with cash generated from operations and from cash reserves.
The Company’s working capital at June 30, 2025, included $381 million in cash and cash equivalents, and $827 million in net accounts receivable, both of which will be a significant source of ongoing liquidity and financial resilience. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
There is limited visibility into future cash flows as the Company’s revenues and net income are largely dependent on macroeconomic conditions. The Company’s variable direct costs related to its contract talent solutions business will largely fluctuate in relation to its revenues.
On May 28, 2025, the Company entered into a $100.0 million credit agreement (the “2025 Credit Agreement”) which matures in May 2030. Borrowings under the 2025 Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the adjusted term Secured Overnight Financing Rate (“SOFR”), or an alternative base rate, plus an applicable margin. The 2025 Credit Agreement is subject to certain financial covenants, and the Company was in compliance with these covenants as of June 30, 2025. As of June 30, 2025, the Company had no cash borrowings under the 2025 Credit Agreement, and maintained $10.2 million in standby letters of credit to satisfy workers’ compensation insurer’s collateral requirements.
On August 4, 2025, the Company announced a quarterly dividend of $0.59 per share to be paid to all shareholders of record as of August 25, 2025. The dividend will be paid on September 15, 2025.
Material Cash Requirements from Contractual Obligations
Leases. As of June 30, 2025, the Company reported current and long-term operating lease liabilities of $69 million and $175 million, respectively. These balances consist of the minimum rental commitments for July 2025 and thereafter, discounted to reflect the Company’s cost of borrowing, under noncancelable lease contracts executed as of June 30, 2025.
The majority of these leases are for real estate. In the event the Company vacates a location prior to the end of the lease term, the Company may be obliged to continue making lease payments. For further information, see Note G—“Leases” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
Purchase Obligations. Purchase obligations are discussed in more detail in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to the Company’s contractual purchase obligations during the first half of 2025.

Employee Deferred Compensation Plan. As of June 30, 2025, the Company reported employee deferred compensation plan obligations of $700 million in its accompanying unaudited Condensed Consolidated Statements of Financial Position. The balances are due to employees based upon elections they make at the time of deferring their funds. The timing of these payments may change based upon factors including termination of the Company’s employment arrangement with a participant. These obligations are funded through contributions to investment trusts, whose assets as of June 30, 2025, exceeded the obligations. Assets of these plans are held by an independent trustee for the sole benefit of participating employees and consist of money market funds and mutual funds. For further information, see Note J—“Employee Deferred Compensation Plan Obligations” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
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
For the six months ended June 30, 2025, approximately 21.8% of the Company’s revenues were generated outside of the U.S. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Australian dollar, Brazilian real, British pound, Canadian dollar and Euro, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s international markets, the Company’s reported results vary.
During the first six months of 2025, the U.S. dollar fluctuated, strengthening against the Australian dollar, Brazilian real and Canadian dollar, while weakening against the British pound and Euro, compared to the same period one year ago. Foreign currency exchange rates had the effect of decreasing reported service revenues by $4.2 million, or 0.1%, in the first half of 2025 compared to the same period one year ago. The general strengthening of the U.S. dollar also affected the reported level of expenses incurred in the Company’s international operations. Because substantially all the Company’s international operations generated revenues and incurred expenses within the same country and currency, the effect of lower reported revenues is largely offset by the decrease in reported operating expenses. Reported net income was $0.1 million, or 0.4%, lower in the first half of 2025, compared to the same period one year ago due to the effect of currency exchange rates. If currency exchange rates were to remain at June 30, 2025 levels throughout the remainder of 2025, the currency impact on the Company’s full-year reported revenues and operating expenses would be consistent with the first half of 2025 results. Should current trends continue, the impact to reported net income would be immaterial.
For the one month ended July 31, 2025, the U.S. dollar has generally weakened since June 30, 2025, against the primary currencies in which the Company conducts business. If foreign currency exchange rates were to remain at July 2025 levels throughout 2025, the currency impact on the Company’s full-year reported revenues would be favorable, offset by an unfavorable impact on operating expenses. These results will likely have an immaterial impact on reported net income.
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

ITEM 4. Controls and Procedures
Management, including the Company’s President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In accordance with this review, no material changes to controls and procedures were made in the three months ended June 30, 2025.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
There have been no material developments with regard to any of the legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024.
ITEM 1A. Risk Factors
For a discussion of the Company’s potential risks and uncertainties, see the information under the heading “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”) and its quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2025.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (c)
April 1, 2025 to April 30, 2025	202	(a)	$43.68	—	6,611,589
May 1, 2025 to May 31, 2025	100,000		$46.08	100,000	6,511,589
June 1, 2025 to June 30, 2025	361,674	(b)	$42.97	360,504	6,151,085
Total April 1, 2025 to June 30, 2025	461,876			460,504
(a)Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(b)Includes 1,170 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(c)Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 138,000,000 shares have been authorized for repurchase, of which 131,848,915 shares have been repurchased as of June 30, 2025.
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

ROBERT HALF INC. (Registrant)

/s/Michael C. Buckley
Michael C. Buckley Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: August 5, 2025