Form 10-Q
period 2025-09-30
ROBERT HALF INC.
filed 2025-10-31
CIK 315213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

 FORM 10-Q
______________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2025:
101,186,391 shares of $0.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$365,289	$537,583
Accounts receivable, net	838,002	772,285
Employee deferred compensation trust assets	761,161	673,240
Other current assets	151,354	146,314
Total current assets	2,115,806	2,129,422
Property and equipment, net	129,317	119,564
Right-of-use assets	199,297	198,384
Goodwill	251,266	237,180
Noncurrent deferred income taxes	131,524	158,120
Other noncurrent assets	19,168	11,735
Total assets	$2,846,378	$2,854,405
LIABILITIES
Accounts payable and accrued expenses	$151,447	$166,955
Accrued payroll and benefit costs	390,253	372,785
Employee deferred compensation plan obligations	751,304	678,403
Income taxes payable	2,178	2,977
Current operating lease liabilities	69,743	64,619
Total current liabilities	1,364,925	1,285,739
Noncurrent operating lease liabilities	171,037	168,900
Other noncurrent liabilities	24,324	21,763
Total liabilities	1,560,286	1,476,402
Commitments and Contingencies (Note K)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 260,000,000 shares; issued and outstanding 101,161,069 shares and 102,199,470 shares	101	102
Additional paid-in capital	1,318,564	1,418,150
Accumulated other comprehensive loss	(32,573)	(65,138)
Retained earnings	—	24,889
Total stockholders’ equity	1,286,092	1,378,003
Total liabilities and stockholders’ equity	$2,846,378	$2,854,405

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Service revenues	$1,354,477	$1,465,004	$4,076,127	$4,413,465
Costs of services	850,246	893,348	2,563,377	2,702,333
Gross margin	504,231	571,656	1,512,750	1,711,132
Selling, general and administrative expenses	490,643	511,091	1,458,740	1,534,126
Operating income	13,588	60,565	54,010	177,006
Income from investments held in employee deferred compensation trusts (which is completely offset by related costs and expenses - Note A)	(47,621)	(29,230)	(85,104)	(88,339)
Interest income, net	(2,510)	(5,391)	(8,321)	(16,990)
Income before income taxes	63,719	95,186	147,435	282,335
Provision for income taxes	20,803	29,735	46,201	85,027
Net income	$42,916	$65,451	$101,234	$197,308

Net income per share:
Basic	$0.43	$0.64	$1.01	$1.91
Diluted	$0.43	$0.64	$1.01	$1.91

Weighted average shares:
Basic	99,897	102,175	100,321	103,034
Diluted	100,041	102,393	100,529	103,371

Dividends declared per share	$0.59	$0.53	$1.77	$1.59

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
COMPREHENSIVE INCOME (LOSS):
Net income	$42,916	$65,451	$101,234	$197,308
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(2,589)	17,087	32,441	(963)
Foreign defined benefit plan adjustments, net of tax	43	43	124	128
Total other comprehensive income (loss)	(2,546)	17,130	32,565	(835)
Total comprehensive income (loss)	$40,370	$82,581	$133,799	$196,473

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2024	102,199	$102	$1,418,150	$(65,138)	$24,889	$1,378,003
Net income	—	—	—	—	17,350	17,350
Other comprehensive income (loss)	—	—	—	11,472	—	11,472
Dividends declared ($0.59 per share)	—	—	(60,163)	—	—	(60,163)
Net issuances of restricted stock	823	1	(1)	—	—	—
Stock-based compensation	—	—	16,705	—	—	16,705
Repurchases of common stock	(858)	(1)	(7,905)	—	(42,239)	(50,145)
Balance at March 31, 2025	102,164	$102	$1,366,786	$(53,666)	$—	$1,313,222

Net income	—	—	—	—	40,968	40,968
Other comprehensive income (loss)	—	—	—	23,639	—	23,639
Dividends declared ($0.59 per share)	—	—	(39,473)	—	(20,811)	(60,284)
Net issuances of restricted stock	36	—	—	—	—	—
Stock-based compensation	—	—	14,530	—	—	14,530
Repurchases of common stock	(461)	—	—	—	(20,157)	(20,157)
Balance at June 30, 2025	101,739	$102	$1,341,843	$(30,027)	$—	$1,311,918

Net income	—	—	—	—	42,916	42,916
Other comprehensive income (loss)	—	—	—	(2,546)	—	(2,546)
Dividends declared ($0.59 per share)	—	—	(37,197)	—	(22,676)	(59,873)
Net issuances of restricted stock	(3)	—	—	—	—	—
Stock-based compensation	—	—	13,918	—	—	13,918
Repurchases of common stock	(575)	(1)	—	—	(20,240)	(20,241)
Balance at September 30, 2025	101,161	$101	$1,318,564	$(32,573)	$—	$1,286,092

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

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$101,234	$197,308
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	3,800	2,481
Depreciation	37,893	38,713
Amortization of cloud computing implementation costs	23,234	27,537
Amortization of intangible assets	1,350	913
Realized and unrealized gains from investments held in employee deferred compensation trusts	(77,430)	(80,634)
Stock-based compensation	45,153	48,115
Deferred income taxes	26,604	(9,782)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(43,910)	(25,946)
Capitalized cloud computing implementation costs	(20,835)	(22,879)
Accounts payable and accrued expenses	(23,014)	5,266
Accrued payroll and benefit costs	5,753	(9,869)
Employee deferred compensation plan obligations	72,901	91,177
Income taxes payable	(7,744)	(4,688)
Other assets and liabilities, net	(7,557)	(2,076)
Net cash flows provided by operating activities	137,432	255,636

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(41,408)	(42,012)
Investments in employee deferred compensation trusts	(57,806)	(50,220)
Proceeds from employee deferred compensation trust redemptions	47,315	34,391
Payments for acquisitions, net of cash acquired	(10,722)	(264)
Net cash flows used in investing activities	(62,621)	(58,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(92,069)	(195,548)
Dividends paid	(179,549)	(166,269)
Net cash flows used in financing activities	(271,618)	(361,817)
Effect of exchange rate fluctuations	24,513	3,012
Change in cash and cash equivalents	(172,294)	(161,274)
Cash and cash equivalents at beginning of period	537,583	731,740
Cash and cash equivalents at end of period	$365,289	$570,466

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Fund exchanges within employee deferred compensation trusts	$137,458	$72,190
Contingent consideration related to acquisitions	$2,684	$—
The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2025

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
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. As of September 30, 2025, such estimates include allowances for credit losses, variable consideration, workers’ compensation losses, accrued medical expenses, income and other taxes, and assumptions used in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions. Actual results and outcomes may differ from management’s estimates and assumptions.
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
Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs were $11.3 million and $35.1 million for the three and nine months ended September 30, 2025, respectively, and $13.0 million and $40.8 million for the three and nine months ended September 30, 2024, respectively.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2025
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
The following table presents the Company’s income from investments held in employee deferred compensation trusts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Dividend income	$(2,679)	$(3,007)	$(7,674)	$(7,705)
Realized and unrealized gains	(44,942)	(26,223)	(77,430)	(80,634)
Income from investments held in employee deferred compensation trusts (which is completely offset by related costs and expenses)	$(47,621)	$(29,230)	$(85,104)	$(88,339)
The following table presents the Company’s increase in employee deferred compensation costs and expense related to changes in the fair value of trust assets for its nonqualified employee deferred compensation plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Increase in employee deferred compensation costs and expense related to changes in the fair value of trust assets	$47,621	$29,230	$85,104	$88,339
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
September 30, 2025
The following tables summarize the Company’s financial instruments by significant category and fair value measurement on a recurring basis (in thousands):

		Fair Value Measurements Using
	Balance at September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$154,612	$154,612	—	—

Employee deferred compensation trust assets
Money market funds	$144,549	$144,549	—	—
Mutual funds - bonds	41,974	41,974	—	—
Mutual funds - stocks	443,823	443,823	—	—
Mutual funds - blend	130,815	130,815	—	—
Total employee deferred compensation trust assets	$761,161	$761,161	—	—

		Fair Value Measurements Using
	Balance at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$293,990	$293,990	—	—

Employee deferred compensation trust assets
Money market funds	$125,112	$125,112	—	—
Mutual funds - bonds	38,705	38,705	—	—
Mutual funds - stocks	401,751	401,751	—	—
Mutual funds - blend	107,672	107,672	—	—
Total employee deferred compensation trust assets	$673,240	$673,240	—	—

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

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2025
The following table sets forth the activity in the allowance for credit losses from December 31, 2024, through September 30, 2025 (in thousands):

Allowance for Credit Losses
Balance as of December 31, 2024	$21,961
Charges to expense	3,800
Deductions	(4,645)
Other, including foreign currency translation adjustments	1,246
Balance as of September 30, 2025	$22,362
Note B—New Accounting Pronouncements

Recently Adopted Accounting Pronouncements
None
Recently Issued Accounting Pronouncements Not Yet Adopted
Income Tax Disclosures. In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Under this ASU, public filers must disclose annually (1) specific categories in the rate reconciliation, and (2) provide additional information for reconciling items that meet a quantitative threshold, if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate. The new guidance is effective for public filers for annual periods beginning after December 15, 2024. The Company has concluded its evaluation of the newly issued guidance and anticipates changes to its income tax disclosures in its 2025 Form 10-K annual filing. However, it does not expect any effect on its operating results, cash flows, or financial position.
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
Financial Instruments Credit Losses Disclosures. In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments, Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. All entities with this practical expedient are to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets. This guidance is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements and related disclosures.
Internal-Use Software Disclosures. In September 2025, the FASB issued ASU No. 2025-06, Intangibles, Goodwill and Other, Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this ASU will remove all references to software development project stages so that the guidance is neutral to different software development methods. Under the new standard, entities will start capitalizing eligible costs when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The guidance is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial statements and related disclosures.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2025
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
Permanent placement talent solutions revenues. Permanent placement talent solutions revenues from contracts with customers are primarily recognized when employment candidates accept offers of permanent employment. The Company has a substantial history of estimating the financial impact of permanent placement talent solutions candidates who do not remain with its clients through the 90-day guarantee period. These amounts are established based primarily on historical data and are recorded as liabilities. Fees to clients are generally calculated as a percentage of the new employee’s annual compensation. No fees for permanent placement talent solutions services are charged to employment candidates.
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

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2025
The following table presents the Company’s revenues disaggregated by functional specialization and segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contract talent solutions
Finance and accounting	$553,364	$614,131	$1,671,923	$1,879,221
Administrative and customer support	158,689	178,409	489,907	568,685
Technology	157,851	160,184	468,796	476,053
Elimination of intersegment revenues (a)	(123,681)	(122,321)	(361,390)	(351,601)
Total contract talent solutions	746,223	830,403	2,269,236	2,572,358
Permanent placement talent solutions	110,125	123,275	336,929	379,105
Protiviti	498,129	511,326	1,469,962	1,462,002
Total service revenues	$1,354,477	$1,465,004	$4,076,127	$4,413,465
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
Contracts with multiple performance obligations are recognized as performance obligations are delivered, and contract value is allocated based on relative stand-alone selling values of the services and products in the arrangement. As of September 30, 2025, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $194.7 million. Of this amount, $180.6 million is expected to be recognized within the next 12 months. As of September 30, 2024, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $187.0 million.
Contract liabilities are recorded when cash payments are received or due in advance of performance and are reflected in accounts payable and accrued expenses on the unaudited Condensed Consolidated Statements of Financial Position. The following table sets forth the activity in contract liabilities from December 31, 2024, through September 30, 2025 (in thousands):

Contract Liabilities
Balance as of December 31, 2024	$24,005
Payments in advance of satisfaction of performance obligations	25,319
Revenue recognized	(33,315)
Other, including translation adjustments	1,101
Balance as of September 30, 2025	$17,110

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2025
Note D—Other Current Assets
Other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid expenses	$67,637	$64,185
Unamortized cloud computing implementation costs, current	19,817	28,417
Other	63,900	53,712
Other current assets	$151,354	$146,314

Note E—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Computer hardware	$110,555	$131,059
Computer software	226,908	224,609
Furniture and equipment	96,782	96,288
Leasehold improvements	203,143	200,565
Property and equipment, cost	637,388	652,521
Accumulated depreciation	(508,071)	(532,957)
Property and equipment, net	$129,317	$119,564

Note F—Other Noncurrent Assets
Other noncurrent assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Unamortized cloud computing implementation costs, noncurrent	$16,812	$10,517
Other intangible assets, net	2,356	1,218
Other noncurrent assets	$19,168	$11,735
Note G—Leases
The Company has operating leases for corporate and field offices, and certain equipment. The Company’s leases have remaining lease terms of less than one year to 11 years, some of which include options to extend the leases for up to seven years, and some of which include options to terminate the leases within one year. Operating lease expense was $19.9 million and $59.7 million for the three and nine months ended September 30, 2025, respectively, and $20.6 million and $62.9 million for the three and nine months ended September 30, 2024, respectively.
Supplemental cash flow information related to leases consisted of the following (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for operating lease liabilities	$59,229	$71,637
Right-of-use assets obtained in exchange for new operating lease liabilities	$53,048	$62,043

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2025
Supplemental balance sheet information related to leases consisted of the following:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term for operating leases	4.6 years	4.6 years
Weighted average discount rate for operating leases	4.1%	3.9%
Future minimum lease payments under noncancelable leases as of September 30, 2025, were as follows (in thousands):

2025 (excluding the nine months ended September 30, 2025)	$21,209
2026	74,881
2027	54,188
2028	39,869
2029	29,048
Thereafter	48,702
Less: Imputed interest	(27,117)
Present value of operating lease liabilities (a)	$240,780
(a) Includes the current portion of $69.7 million for operating leases.
As of September 30, 2025, the Company had additional future minimum lease obligations totaling $26.3 million under executed operating lease contracts that had not yet commenced. These operating leases include agreements for corporate and field office facilities with lease terms of one year to 10 years.
Note H—Goodwill
The following table sets forth the activity in goodwill from December 31, 2024 through September 30, 2025 (in thousands):

	Goodwill
	Contract talent solutions	Permanent placement talent solutions	Protiviti	Total
Balance as of December 31, 2024	$133,938	$26,063	$77,179	$237,180
Acquisitions (a)	1,205	235	10,978	12,418
Foreign currency translation adjustments	514	100	1,054	1,668
Balance as of September 30, 2025	$135,657	$26,398	$89,211	$251,266

(a)In April 2025, the Company expanded its operations through two acquisitions. These transactions, executed via the Company’s wholly owned subsidiaries, resulted in the recognition of $12.4 million in goodwill.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2025
Note I—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Payroll and benefits	$362,329	$330,803
Payroll taxes	15,556	29,513
Workers’ compensation	12,368	12,469
Accrued payroll and benefit costs	$390,253	$372,785
Note J—Employee Deferred Compensation Plan Obligations
The Company provides various qualified defined contribution 401(k) plans covering eligible employees. The plans offer a savings feature with the Company matching employee contributions. Assets of this plan are held by an independent trustee for the sole benefit of participating employees.
Nonqualified plans are provided for employees on a discretionary basis, including those not eligible for the qualified plans. These plans include provisions for salary deferrals and discretionary contributions. The asset value of the nonqualified plans was $761.2 million and $673.2 million as of September 30, 2025 and December 31, 2024, respectively. The Company holds these assets to satisfy the Company’s liabilities under its deferred compensation plans. The liability value for the nonqualified plans was $751.3 million and $678.4 million as of September 30, 2025 and December 31, 2024, respectively.
Contribution expenses for the Company’s qualified and nonqualified defined contribution plans were $11.1 million and $36.4 million for the three and nine months ended September 30, 2025, respectively, and $11.8 million and $36.6 million for the three and nine months ended September 30, 2024, respectively.
The Company has statutory defined contribution plans and defined benefit plans outside the United States of America, which are not material.

Note K—Commitments and Contingencies
On March 23, 2015, Plaintiff Jessica Gentry, on her own behalf and on behalf of a putative class of allegedly similarly situated individuals, filed a complaint against the Company in the Superior Court of California, San Francisco County, which was subsequently amended on October 23, 2015. The complaint alleges that a putative class of current and former employees of the Company working in California since March 13, 2010, were denied compensation for the time they spent interviewing “for temporary and permanent employment opportunities” as well as performing activities related to the interview process. Gentry seeks recovery on her own behalf and on behalf of the putative class in an unspecified amount for this allegedly unpaid compensation. Gentry also seeks recovery of an unspecified amount for the alleged failure of the Company to provide her and the putative class with accurate wage statements. Gentry also seeks an unspecified amount of other damages, attorneys’ fees and statutory penalties, including penalties for allegedly not paying all wages due upon separation to former employees and statutory penalties on behalf of herself and other allegedly “aggrieved employees” as defined by California’s Labor Code Private Attorneys General Act (“PAGA”). On January 4, 2016, the Court denied a motion by the Company to compel all of Gentry’s claims, except the PAGA claim, to individual arbitration. On March 8, 2024, the Court issued an order certifying: (1) a class of California-based temporary employees who attended at least one uncompensated interview with a third-party client at any time since March 13, 2010; (2) a subclass of class members who held a prior temporary job assignment before interviewing for a subsequent assignment; and (3) a subclass of class members who are no longer employed by the Company (i.e., a “waiting time penalties” subclass). The case is expected to commence trial on November 3, 2025. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding and, accordingly, no amounts have been provided in the Company’s Financial Statements. The Company believes it has meritorious defenses to the allegations and the Company intends to continue to vigorously defend against the litigation.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2025
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
On May 28, 2025, the Company entered into a $100.0 million credit agreement (the “2025 Credit Agreement”) which matures in May 2030. Borrowings under the 2025 Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the adjusted term Secured Overnight Financing Rate (“SOFR”), plus an applicable margin. The 2025 Credit Agreement is subject to certain financial covenants, and the Company was in compliance with these covenants as of September 30, 2025. As of September 30, 2025, the Company had no cash borrowings under the 2025 Credit Agreement, and maintained $10.1 million in standby letters of credit to satisfy workers’ compensation insurer’s collateral requirements.

Note L—Stockholders’ Equity
Stock Repurchase Program. As of September 30, 2025, the Company is authorized to repurchase, from time to time, up to 5.6 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the nine months ended September 30, 2025 and 2024, are reflected in the following table (in thousands):

	Nine Months Ended September 30,
	2025	2024
Common stock repurchased (in shares)	1,702	2,460
Common stock repurchased	$79,590	$171,047

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2025
Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. The number and the cost of employee stock plan repurchases made during the nine months ended September 30, 2025 and 2024, are reflected in the following table (in thousands):

	Nine Months Ended September 30,
	2025	2024
Repurchases related to employee stock plans (in shares)	192	272
Repurchases related to employee stock plans	$10,953	$21,508
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for the nine months ended September 30, 2025 and 2024, (consisting of purchases of shares for the treasury) is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.
Repurchases of shares and issuances of dividends are applied first to the extent of retained earnings and any remaining amounts are applied to additional paid-in capital.
Note M—Net Income Per Share
The calculation of net income per share for the three and nine months ended September 30, 2025 and 2024, is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$42,916	$65,451	$101,234	$197,308
Basic:
Weighted average shares	99,897	102,175	100,321	103,034
Diluted:
Weighted average shares	99,897	102,175	100,321	103,034
Dilutive effect of potential common shares	144	218	208	337
Diluted weighted average shares	100,041	102,393	100,529	103,371
Net income per share:
Basic	$0.43	$0.64	$1.01	$1.91
Diluted	$0.43	$0.64	$1.01	$1.91

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2025
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
The accounting policies of the segments are set forth in Note A—“Summary of Significant Accounting Policies.”
The following tables provide a reconciliation of service revenues and segment income by reportable segment to consolidated results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Contract Talent Solutions	2025	2024	2025	2024
Service revenues(1)	$746,223	$830,403	$2,269,236	$2,572,358
Segment costs of services(2)	456,102	507,368	1,384,815	1,562,592
Compensation expenses(3)	205,902	218,931	636,778	668,947
Other(4)	67,853	78,260	206,163	226,711
Segment selling, general and administrative expenses	273,755	297,191	842,941	895,658
Segment income	$16,366	$25,844	$41,480	$114,108

	Three Months Ended September 30,		Nine Months Ended September 30,
Permanent Placement Talent Solutions	2025	2024	2025	2024
Service revenues(1)	$110,125	$123,275	$336,929	$379,105
Segment costs of services(2)	222	271	614	752
Compensation expenses(3)	83,885	90,450	260,529	277,120
Other(4)	18,407	20,367	56,292	61,043
Segment selling, general and administrative expenses	102,292	110,817	316,821	338,163
Segment income	$7,611	$12,187	$19,494	$40,190

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2025

	Three Months Ended September 30,		Nine Months Ended September 30,
Protiviti	2025	2024	2025	2024
Service revenues(1)	$498,129	$511,326	$1,469,962	$1,462,002
Segment costs of services(2)	383,502	379,619	1,158,766	1,121,312
Compensation expenses(3)	24,534	22,895	74,313	70,277
Other(4)	52,861	57,048	158,743	159,366
Segment selling, general and administrative expenses	77,395	79,943	233,056	229,643
Segment income	$37,232	$51,764	$78,140	$111,047

	Three Months Ended September 30,		Nine Months Ended September 30,
Combined Segment	2025	2024	2025	2024
Service revenues(1)	$1,354,477	$1,465,004	$4,076,127	$4,413,465
Costs of services(2)	839,826	887,258	2,544,195	2,684,656
Compensation expenses(3)	314,321	332,276	971,620	1,016,344
Other(4)	139,121	155,675	421,198	447,120
Selling, general and administrative expenses	453,442	487,951	1,392,818	1,463,464
Combined segment income	61,209	89,795	139,114	265,345
Interest income, net	(2,510)	(5,391)	(8,321)	(16,990)
Income before income taxes	$63,719	$95,186	$147,435	$282,335
(1)Service revenues presented above are shown net of eliminations of intersegment revenues. Intersegment revenues between the contract talent solutions segment and the Protiviti segment were $123.7 million and $361.4 million for the three and nine months ended September 30, 2025, respectively, and $122.3 million and $351.6 million for the three and nine months ended September 30, 2024, respectively. Service revenues related to the intersegment activity are reflected in the Protiviti segment.
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

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2025
The following table represents depreciation expense by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation expense
Contract talent solutions	$5,921	$6,559	$18,638	$19,516
Permanent placement talent solutions	1,987	2,146	6,128	6,417
Protiviti	4,377	4,488	13,127	12,780
	$12,285	$13,193	$37,893	$38,713
Note O—Subsequent Events
On October 30, 2025, the Company announced the following:

Quarterly dividend per share	$0.59
Declaration date	October 30, 2025
Record date	November 25, 2025
Payment date	December 15, 2025

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
Executive Overview
Client and job seeker caution continued during the quarter, subduing hiring activity and new project starts. During the first three quarters of 2025, service revenues were $4.08 billion, a decrease of 7.6% from the prior year. Net income was $101 million, and diluted net income per share was $1.01.

Demand for the Company’s contract talent solutions, permanent placement talent solutions and Protiviti is largely dependent upon general economic and labor trends, both domestically and abroad. As of the latest information available, the U.S. real gross domestic product increased at an annual rate of 3.8%, as during the second quarter 2025, compared to a decrease 0.5% during the first quarter of 2025. While the macroeconomic backdrop is generally unchanged, there are some early signs of improvement as trade policy volatility becomes business as usual and the probability of multiple interest rate cuts rises. Small business confidence levels have also rebounded modestly from recent lows.
The U.S. job market remains resilient with overall unemployment at 4.3%, as of August 2025. Labor supply constraints remain. Particularly noteworthy is that, as of August 2025, the unemployment rate for college-educated professionals is holding steady at just 2.7%, with even lower rates prevailing among specialized accounting, finance and technology roles. Although current hiring and quit rates remain subdued and well below post-Covid highs, job openings continue to be well above historical levels, indicating strong pent-up hiring demand.
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
The Company monitors various economic indicators and business trends in all of the countries in which it operates to anticipate demand for the Company’s services. These trends are evaluated to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends and productivity metrics. Visibility into future revenues is limited not only due to the dependence on macroeconomic and labor market conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, the Company’s headcount and other investments are typically assessed on at least a quarterly basis. During the first three quarters of 2025, the Company’s headcount remained relatively flat for its contract talent solutions, permanent placement talent solutions and Protiviti segments when compared to prior year-end levels, while administrative headcount decreased.
Critical Accounting Policies and Estimates
The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes to the Company’s critical accounting policies or estimates for the nine months ended September 30, 2025.
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
The following measures: adjusted gross margin, adjusted selling, general and administrative expenses, and adjusted operating income, include gains and losses on investments held to fund the Company’s obligations under employee deferred compensation plans. The Company provides these measures because they are used by management to review its operational results.
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
Three Months Ended September 30, 2025 and 2024
Service Revenues. The Company’s revenues were $1.35 billion for the three months ended September 30, 2025, a decrease of 7.5% compared to $1.47 billion for the three months ended September 30, 2024. Revenues from U.S. operations decreased 8.6% to $1.05 billion (77.3% of total revenue) for the three months ended September 30, 2025, compared to $1.15 billion (78.2% of total revenue) for the three months ended September 30, 2024. Revenues from international operations decreased 3.8% to $307 million (22.7% of total revenue) for the three months ended September 30, 2025, compared to $319 million (21.8% of total revenue) for the three months ended September 30, 2024. Contributing factors for each reportable segment are discussed below in further detail.
Contract talent solutions revenues were $746 million for the three months ended September 30, 2025, decreasing by 10.1% compared to revenues of $831 million for the three months ended September 30, 2024. Key drivers of contract talent solutions revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. The decrease in contract talent solutions revenues for the three months ended September 30, 2025, was primarily due to a 13.4% decrease in the number of hours worked by the Company’s engagement professionals, partially offset by a 3.6% increase in average bill rates. On an adjusted basis, contract talent solutions revenues decreased 10.9% for the third quarter of 2025 compared to the third quarter of 2024. In the U.S., revenues in the third quarter of 2025 decreased 10.3% on a reported basis, and decreased 10.4% on an adjusted basis, compared to the third quarter of 2024. International revenues for the third quarter of 2025 decreased 9.7% on a reported basis, and decreased 12.4% on an adjusted basis, compared to the third quarter of 2024.

Permanent placement talent solutions revenues were $110 million for the three months ended September 30, 2025, decreasing by 10.7% compared to revenues of $123 million for the three months ended September 30, 2024. Key drivers of permanent placement talent solutions revenues consist of the number of candidate placements and average fees earned per placement. The decrease in permanent placement talent revenues for the three months ended September 30, 2025, was due to a 13.3% decrease in the number of placements, partially offset by a 2.6% increase in average fees earned per placement. On an adjusted basis, permanent placement talent solutions revenues decreased 11.4% for the third quarter of 2025 compared to the third quarter of 2024. In the U.S., revenues for the third quarter of 2025 decreased 11.3% on a reported basis, and decreased 11.4% on an adjusted basis, compared to the third quarter of 2024. International revenues for the third quarter of 2025 decreased 9.0% on a reported basis, and decreased 11.2% on an adjusted basis, compared to the third quarter of 2024. Historically, demand for permanent placement talent solutions is even more sensitive to economic and labor market conditions than demand for contract talent solutions, and this is expected to continue.
Protiviti revenues were $498 million for the three months ended September 30, 2025, decreasing by 2.6% compared to revenues of $511 million for the three months ended September 30, 2024. Key drivers of Protiviti revenues are the billable hours worked on client engagements and average hourly bill rates. The decrease in Protiviti revenues for the three months ended September 30, 2025, was due to a 10.8% decrease in average hourly bill rates, partially offset by an 8.2% increase in billable hours. On an adjusted basis, Protiviti revenues decreased 3.4% for the third quarter of 2025 compared to the third quarter of 2024. In the U.S., revenues in the third quarter of 2025 decreased 5.5% on a reported basis, and decreased 5.6% on an adjusted basis, compared to the third quarter of 2024. International revenues for the third quarter of 2025 increased 11.1% on a reported basis, and increased 7.5% on an adjusted basis, compared to the third quarter of 2024.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended September 30, 2025, is presented in the following table:

	Global	United States	International
Contract talent solutions
As Reported	-10.1%	-10.3%	-9.7%
Billing Days Impact	-0.2%	-0.1%	0.0%
Currency Impact	-0.6%	―	-2.7%
As Adjusted	-10.9%	-10.4%	-12.4%
Permanent placement talent solutions
As Reported	-10.7%	-11.3%	-9.0%
Billing Days Impact	-0.1%	-0.1%	0.0%
Currency Impact	-0.6%	―	-2.2%
As Adjusted	-11.4%	-11.4%	-11.2%
Protiviti
As Reported	-2.6%	-5.5%	11.1%
Billing Days Impact	-0.2%	-0.1%	0.0%
Currency Impact	-0.6%	―	-3.6%
As Adjusted	-3.4%	-5.6%	7.5%
Gross Margin.    The Company’s gross margin dollars were $504 million for the three months ended September 30, 2025, down 11.8% from $572 million for the three months ended September 30, 2024. Contributing factors for each reportable segment are discussed below in further detail.
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
Gross margin dollars for contract talent solutions were $290 million for the three months ended September 30, 2025, decreasing by 10.2% from $323 million for the three months ended September 30, 2024. As a percentage of revenues, gross margin dollars for contract talent solutions were 38.9% in the third quarter of both 2025 and 2024.

Gross margin dollars for permanent placement talent solutions represent revenues less reimbursable expenses. Gross margin dollars for permanent placement talent solutions were $110 million for the three months ended September 30, 2025, decreasing 10.7% from $123 million for the three months ended September 30, 2024. Because reimbursable expenses for permanent placement talent solutions are de minimis, the decrease in gross margin dollars is substantially explained by the decrease in revenues previously discussed.
Gross margin dollars for Protiviti represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of Protiviti’s gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s Protiviti staff. Gross margin dollars for Protiviti were $104 million for the three months ended September 30, 2025, decreasing 17.0% from $126 million for the three months ended September 30, 2024. As a percentage of revenues, reported gross margin dollars for Protiviti were 20.9% in the third quarter of 2025, down from 24.6% in the third quarter of 2024. As a percentage of revenues, adjusted gross margin dollars for Protiviti were 23.0% in the third quarter of 2025, down from 25.8% in the third quarter of 2024. The decrease in adjusted gross margin percentage was primarily due to the relative composition of and number of professional staff and their respective pay and bill rates.
The Company’s gross margin by reporting segment is summarized as follows (in thousands):

	Three Months Ended September 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2025	2024	2025	2024	2025	2024	2025	2024
Gross Margin
Contract talent solutions	$290,121	$323,035	$290,121	$323,035	38.9%	38.9%	38.9%	38.9%
Permanent placement talent solutions	109,903	123,004	109,903	123,004	99.8%	99.8%	99.8%	99.8%
Protiviti	104,207	125,617	114,627	131,707	20.9%	24.6%	23.0%	25.8%
Total	$504,231	$571,656	$514,651	$577,746	37.2%	39.0%	38.0%	39.4%
The following tables provide reconciliations of the non-GAAP adjusted gross margin to reported gross margin for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30, 2025
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$290,121	38.9%	$109,903	99.8%	$104,207	20.9%	$504,231	37.2%
Adjustments (1)	—	—	—	—	10,420	2.1%	10,420	0.8%
As Adjusted	$290,121	38.9%	$109,903	99.8%	$114,627	23.0%	$514,651	38.0%

	Three Months Ended September 30, 2024
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$323,035	38.9%	$123,004	99.8%	$125,617	24.6%	$571,656	39.0%
Adjustments (1)	—	—	—	—	6,090	1.2%	6,090	0.4%
As Adjusted	$323,035	38.9%	$123,004	99.8%	$131,707	25.8%	$577,746	39.4%
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

Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, lease expense, depreciation, cloud computing service costs and overhead costs. The Company’s reported selling, general and administrative expenses were $491 million for the three months ended September 30, 2025, decreasing by 4.0% from $511 million for the three months ended September 30, 2024. As a percentage of revenues, reported selling, general and administrative expenses were 36.2% in the third quarter of 2025, up from 34.9% in the third quarter of 2024. The Company’s adjusted selling, general and administrative expenses were $453 million for the three months ended September 30, 2025, down 7.1% from $488 million for the three months ended September 30, 2024. As a percentage of revenues, adjusted selling, general and administrative expenses were 33.5% in the third quarter of 2025, up from 33.3% in the third quarter of 2024. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for contract talent solutions, on a reported basis, were $307 million for the three months ended September 30, 2025, decreasing by 3.4% from $318 million for the three months ended September 30, 2024. As a percentage of revenues, reported selling, general and administrative expenses for contract talent solutions were 41.1% in the third quarter of 2025, up from 38.3% in the third quarter of 2024. As a percentage of revenues, adjusted selling, general and administrative expenses for contract talent solutions were 36.7% in the third quarter of 2025, up from 35.8% in the third quarter of 2024, due primarily to negative leverage as revenues decreased as a result of economic conditions during the quarter.
Selling, general and administrative expenses for permanent placement talent solutions were $107 million for the three months ended September 30, 2025, decreasing by 6.2% from $113 million for the three months ended September 30, 2024. As a percentage of revenues, reported selling, general and administrative expenses for permanent placement talent solutions were 96.6% in the third quarter of 2025, up from 92.0% in the third quarter of 2024. As a percentage of revenues, adjusted selling, general and administrative expenses for permanent placement talent solutions were 92.9% in the third quarter of 2025, up from 89.9% in the third quarter of 2024, due primarily to negative leverage as revenues decreased as a result of economic conditions during the quarter.
Selling, general and administrative expenses for Protiviti were $77 million for the three months ended September 30, 2025, decreasing by 3.2% from $80 million for the three months ended September 30, 2024. As a percentage of revenues, selling, general and administrative expenses for Protiviti services were 15.5% in the third quarter of 2025, down from 15.6% in the third quarter of 2024.
The Company’s selling, general and administrative expenses by reportable segment are summarized as follows (in thousands):

	Three Months Ended September 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2025	2024	2025	2024	2025	2024	2025	2024
Selling, General and Administrative Expenses
Contract talent solutions	$306,844	$317,727	$273,755	$297,191	41.1%	38.3%	36.7%	35.8%
Permanent placement talent solutions	106,404	113,421	102,292	110,817	96.6%	92.0%	92.9%	89.9%
Protiviti	77,395	79,943	77,395	79,943	15.5%	15.6%	15.5%	15.6%
Total	$490,643	$511,091	$453,442	$487,951	36.2%	34.9%	33.5%	33.3%
The following tables provide reconciliations of the non-GAAP selling, general and administrative expenses to reported selling, general and administrative expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30, 2025
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$306,844	41.1%	$106,404	96.6%	$77,395	15.5%	$490,643	36.2%
Adjustments (1)	(33,089)	(4.4%)	(4,112)	(3.7%)	—	—	(37,201)	(2.7%)
As Adjusted	$273,755	36.7%	$102,292	92.9%	$77,395	15.5%	$453,442	33.5%

	Three Months Ended September 30, 2024
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$317,727	38.3%	$113,421	92.0%	$79,943	15.6%	$511,091	34.9%
Adjustments (1)	(20,536)	(2.5%)	(2,604)	(2.1%)	—	—	(23,140)	(1.6%)
As Adjusted	$297,191	35.8%	$110,817	89.9%	$79,943	15.6%	$487,951	33.3%
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
Operating Income    The Company’s operating income consists of gross margin less selling, general and administrative expenses. The Company’s reported operating income was $14 million for the three months ended September 30, 2025, down 77.6% compared to $61 million for the three months ended September 30, 2024. As a percentage of revenues, reported operating income was 1.0% in the third quarter of 2025, down from 4.1% in the third quarter of 2024. The Company’s adjusted operating income was $61 million for the three months ended September 30, 2025, down 31.8% from $90 million for the three months ended September 30, 2024. As a percentage of revenues, adjusted operating income was 4.5% in the third quarter of 2025, down from 6.1% in the third quarter of 2024. Since operating income is defined as gross margin less selling, general and administrative expenses, the year over year change is explained by factors previously discussed.
The Company’s operating income (loss) by reporting segment is summarized as follows (in thousands):

	Three Months Ended September 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2025	2024	2025	2024	2025	2024	2025	2024
Operating income (loss)
Contract talent solutions	$(16,723)	$5,308	$16,366	$25,844	(2.2%)	0.6%	2.2%	3.1%
Permanent placement talent solutions	3,499	9,583	7,611	12,187	3.2%	7.8%	6.9%	9.9%
Protiviti	26,812	45,674	37,232	51,764	5.4%	8.9%	7.5%	10.1%
Total	$13,588	$60,565	$61,209	$89,795	1.0%	4.1%	4.5%	6.1%

The following tables provide reconciliations of the non-GAAP adjusted operating income to reported operating income (loss) for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
	Contract talent solutions		Permanent placement talent solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Operating income (loss)
As Reported	$(16,723)	(2.2%)	$3,499	3.2%	$26,812	5.4%	$13,588	1.0%
Adjustments (1)	33,089	4.4%	4,112	3.7%	10,420	2.1%	47,621	3.5%
As Adjusted	$16,366	2.2%	$7,611	6.9%	$37,232	7.5%	$61,209	4.5%

	Three Months Ended September 30, 2024
	Contract talent solutions		Permanent placement talent solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Operating income
As Reported	$5,308	0.6%	$9,583	7.8%	$45,674	8.9%	$60,565	4.1%
Adjustments (1)	20,536	2.5%	2,604	2.1%	6,090	1.2%	29,230	2.0%
As Adjusted	$25,844	3.1%	$12,187	9.9%	$51,764	10.1%	$89,795	6.1%
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
Income from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation plan obligations change and adjustments are recorded in selling, general and administrative expenses, or in the case of Protiviti, costs of services. The value of the related investment trust assets also changes by the equal and offsetting amount, leaving no net costs to the Company, and therefore no effect on reported net income. The Company’s income from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments and is presented separately on the unaudited Condensed Consolidated Statements of Operations. The Company’s income from investments held in employee deferred compensation trusts was $48 million and $29 million for the three months ended September 30, 2025 and 2024, respectively. The income from trust investments during the third quarter of 2025 was due to positive market returns.
Provision for income taxes. The provision for income taxes was 32.6% and 31.2% for the three months ended September 30, 2025 and 2024, respectively. The higher tax rate for 2025 can be attributed to the increased impact of nondeductible expenses relative to lower pretax income.
On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act (the “Tax Act”). Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The Company does not anticipate a material impact to income tax expense for the year ended December 31, 2025, as a result of the Tax Act.
Nine Months Ended September 30, 2025 and 2024
Service Revenues. The Company’s revenues were $4.08 billion for the nine months ended September 30, 2025, a decrease of 7.6% compared to $4.41 billion for the nine months ended September 30, 2024. Revenues from U.S. operations decreased 7.6% to $3.17 billion (77.9% of total revenue) for the nine months ended September 30, 2025, compared to $3.44 billion (77.9% of total revenue) for the nine months ended September 30, 2024. Revenues from international operations decreased 7.6% to $901 million (22.1% of total revenue) for the nine months ended September 30, 2025, compared to $976 million (22.1% of total revenue) for the nine months ended September 30, 2024. Contributing factors for each reportable segment are discussed below in further detail.
Contract talent solutions revenues were $2.27 billion for the nine months ended September 30, 2025, decreasing by 11.8% compared to revenues of $2.57 billion for the nine months ended September 30, 2024. Key drivers of contract talent solutions revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. The decrease in contract talent solutions revenues for the nine months ended September 30, 2025, was primarily due to a 15.0% decrease in the number of hours worked by the Company’s engagement professionals, partially offset by a 3.6% increase in average bill rates. On an adjusted basis, contract talent solutions revenues in the first three quarters of 2025 decreased 11.3% compared to the first three quarters of 2024. In the U.S., revenues in the first three quarters of 2025 decreased 11.0% on a reported basis, and decreased 10.6% on an adjusted basis, compared to the first three quarters of 2024. International revenues for the first three quarters of 2025 decreased 14.5% on a reported basis, and decreased 13.9% on an adjusted basis, compared to the first three quarters of 2024.

Permanent placement talent solutions revenues were $337 million for the nine months ended September 30, 2025, decreasing by 11.1% compared to revenues of $379 million for the nine months ended September 30, 2024. Key drivers of permanent placement talent solutions revenues consist of the number of candidate placements and average fees earned per placement. The decrease in permanent placement talent solutions revenues for the nine months ended September 30, 2025, was due to an 14.3% decrease in the number of placements, partially offset by a 3.2% increase in average fees earned per placement. On an adjusted basis, permanent placement talent solutions revenues decreased 10.6% for the first three quarters of 2025 compared to the first three quarters of 2024. In the U.S., revenues for the first three quarters of 2025 decreased 11.0% on a reported basis, and decreased 10.7% on an adjusted basis, compared to the first three quarters of 2024. International revenues for the first three quarters of 2025 decreased 11.4% on a reported basis, and decreased 10.9% on an adjusted basis, compared to the first three quarters of 2024. Historically, demand for permanent placement talent solutions is even more sensitive to economic and labor market conditions than demand for contract talent solutions and this is expected to continue.
Protiviti revenues were $1.47 billion for the nine months ended September 30, 2025, increasing by 0.5% compared to revenues of $1.46 billion for the nine months ended September 30, 2024. Key drivers of Protiviti revenues are the billable hours worked on client engagements and average hourly bill rates. The increase in Protiviti revenues for the nine months ended September 30, 2025, was due to a 6.5% increase in billable hours, partially offset by a 6.0% decrease in average hourly bill rates. On an adjusted basis, Protiviti revenues increased 0.8% for the first three quarters of 2025 compared to the first three quarters of 2024. In the U.S., revenues in the first three quarters of 2025 decreased 1.4% on a reported basis, and decreased 1.1% on an adjusted basis, compared to the first three quarters of 2024. International revenues in the first three quarters of 2025 increased 9.6% on a reported basis, and increased 8.7% on an adjusted basis, compared to the first three quarters of 2024.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the nine months ended September 30, 2025, is presented in the following table:

	Global	United States	International
Contract talent solutions
As Reported	-11.8%	-11.0%	-14.5%
Billing Days Impact	0.5%	0.4%	0.7%
Currency Impact	0.0%	―	-0.1%
As Adjusted	-11.3%	-10.6%	-13.9%
Permanent placement talent solutions
As Reported	-11.1%	-11.0%	-11.4%
Billing Days Impact	0.5%	0.3%	0.6%
Currency Impact	0.0%	―	-0.1%
As Adjusted	-10.6%	-10.7%	-10.9%
Protiviti
As Reported	0.5%	-1.4%	9.6%
Billing Days Impact	0.6%	0.3%	0.8%
Currency Impact	-0.3%	―	-1.7%
As Adjusted	0.8%	-1.1%	8.7%
Gross Margin.    The Company’s gross margin dollars were $1.51 billion for the nine months ended September 30, 2025, down 11.6% from $1.71 billion for the nine months ended September 30, 2024. Contributing factors for each reportable segment are discussed below in further detail.
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
Gross margin dollars for contract talent solutions were $884 million for the nine months ended September 30, 2025, down 12.4% from $1.01 billion for the nine months ended September 30, 2024. As a percentage of revenues, gross margin dollars for contract talent solutions were 39.0% in the first three quarters of 2025, down from 39.3% in the first three quarters of 2024.

Gross margin dollars for permanent placement talent solutions represent revenues less reimbursable expenses. Gross margin dollars for permanent placement talent solutions were $337 million for the nine months ended September 30, 2025, down 11.1% from $378 million for the nine months ended September 30, 2024. Because reimbursable expenses for permanent placement talent solutions are de minimis, the decrease in gross margin dollars is substantially explained by the decrease in revenues previously discussed.
Gross margin dollars for Protiviti represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of Protiviti’s gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s Protiviti staff. Gross margin dollars for Protiviti were $292 million for the nine months ended September 30, 2025, down 9.6% from $323 million for the nine months ended September 30, 2024. As a percentage of revenues, reported gross margin dollars for Protiviti were 19.9% in the first three quarters of 2025, down from 22.1% in the first three quarters of 2024. As a percentage of revenues, adjusted gross margin dollars for Protiviti were 21.2% in the first three quarters of 2025, down from 23.3% in the first three quarters of 2024. The year-over-year decrease in adjusted gross margin percentage was primarily due to the relative composition of and number of professional staff and their respective pay and bill rates.
The Company’s gross margin by reportable segment are summarized as follows: (in thousands):

	Nine Months Ended September 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2025	2024	2025	2024	2025	2024	2025	2024
Gross Margin
Contract talent solutions	$884,421	$1,009,766	$884,421	$1,009,766	39.0%	39.3%	39.0%	39.3%
Permanent placement talent solutions	336,315	378,353	336,315	378,353	99.8%	99.8%	99.8%	99.8%
Protiviti	292,014	323,013	311,196	340,690	19.9%	22.1%	21.2%	23.3%
Total	$1,512,750	$1,711,132	$1,531,932	$1,728,809	37.1%	38.8%	37.6%	39.2%
The following tables provide reconciliations of the non-GAAP adjusted gross margin to reported gross margin for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30, 2025
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$884,421	39.0%	$336,315	99.8%	$292,014	19.9%	$1,512,750	37.1%
Adjustments (1)	—	—	—	—	19,182	1.3%	19,182	0.5%
As Adjusted	$884,421	39.0%	$336,315	99.8%	$311,196	21.2%	$1,531,932	37.6%

	Nine Months Ended September 30, 2024
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$1,009,766	39.3%	$378,353	99.8%	$323,013	22.1%	$1,711,132	38.8%
Adjustments (1)	—	—	—	—	17,677	1.2%	17,677	0.4%
As Adjusted	$1,009,766	39.3%	$378,353	99.8%	$340,690	23.3%	$1,728,809	39.2%
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

Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, lease expense, depreciation, cloud computing service costs and overhead costs. The Company’s reported selling, general and administrative expenses were $1.46 billion for the nine months ended September 30, 2025, down 4.9% from $1.53 billion for the nine months ended September 30, 2024. As a percentage of revenues, reported selling, general and administrative expenses were 35.8% in the first three quarters of 2025, up from 34.8% in the first three quarters of 2024. The Company’s adjusted selling, general and administrative expenses were $1.39 billion for the nine months ended September 30, 2025, down 4.8% from $1.46 billion for the nine months ended September 30, 2024. As a percentage of revenues, adjusted selling, general and administrative expenses were 34.2% in the first three quarters of 2025, up from 33.2% in the first three quarters of 2024. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for contract talent solutions, on an as-reported basis, were $902 million for the nine months ended September 30, 2025, decreasing by 5.9% from $958 million for the nine months ended September 30, 2024. As a percentage of revenues, reported selling, general and administrative expenses for contract talent solutions were 39.7% in the first three quarters of 2025, up from 37.2% in the first three quarters of 2024. As a percentage of revenues, adjusted selling, general and administrative expenses for contract talent solutions were 37.1% in the first three quarters of 2025, up from 34.8% in the first three quarters of 2024, due primarily to negative leverage as revenues decreased as a result of economic conditions.
Selling, general and administrative expenses for permanent placement talent solutions were $324 million for the nine months ended September 30, 2025, decreasing by 6.5% from $346 million for the nine months ended September 30, 2024. As a percentage of revenues, reported selling, general and administrative expenses for permanent placement talent solutions were 96.1% in the first three quarters of 2025, up from 91.3% in the first three quarters of 2024. As a percentage of revenues, adjusted selling, general and administrative expenses for permanent placement talent solutions were 94.0% in the first three quarters of 2025, up from 89.2% in the first three quarters of 2024, due primarily to negative leverage as revenues decreased as a result of economic conditions.
Selling, general and administrative expenses for Protiviti were $233 million for the nine months ended September 30, 2025, increasing by 1.5% from $230 million for the nine months ended September 30, 2024. As a percentage of revenues, selling, general and administrative expenses for Protiviti were 15.9% in the first three quarters of 2025, up from 15.7% in the first three quarters of 2024.
The Company’s selling, general and administrative expenses by reportable segment are summarized as follows (in thousands):

	Nine Months Ended September 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2025	2024	2025	2024	2025	2024	2025	2024
Selling, General and Administrative Expenses
Contract talent solutions	$901,927	$958,201	$842,941	$895,658	39.7%	37.2%	37.1%	34.8%
Permanent placement talent solutions	323,757	346,282	316,821	338,163	96.1%	91.3%	94.0%	89.2%
Protiviti	233,056	229,643	233,056	229,643	15.9%	15.7%	15.9%	15.7%
Total	$1,458,740	$1,534,126	$1,392,818	$1,463,464	35.8%	34.8%	34.2%	33.2%
The following tables provide reconciliations of the non-GAAP selling, general and administrative expenses to reported selling, general and administrative expenses for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30, 2025
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$901,927	39.7%	$323,757	96.1%	$233,056	15.9%	$1,458,740	35.8%
Adjustments (1)	(58,986)	(2.6%)	(6,936)	(2.1%)	—	—	(65,922)	(1.6%)
As Adjusted	$842,941	37.1%	$316,821	94.0%	$233,056	15.9%	$1,392,818	34.2%

	Nine Months Ended September 30, 2024
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$958,201	37.2%	$346,282	91.3%	$229,643	15.7%	$1,534,126	34.8%
Adjustments (1)	(62,543)	(2.4%)	(8,119)	(2.1%)	—	—	(70,662)	(1.6%)
As Adjusted	$895,658	34.8%	$338,163	89.2%	$229,643	15.7%	$1,463,464	33.2%
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
Operating Income    The Company’s operating income consists of gross margin less selling, general and administrative expenses. The Company’s reported operating income was $54 million for the nine months ended September 30, 2025, down 69.5% compared to $177 million for the nine months ended September 30, 2024. As a percentage of revenues, reported operating income was 1.3% in the first three quarters of 2025, down from 4.0% in the first three quarters of 2024. The Company’s adjusted operating income was $139 million for the nine months ended September 30, 2025, down 47.6% from $265 million for the nine months ended September 30, 2024. As a percentage of revenues, adjusted operating income was 3.4% in the first three quarters of 2025, down from 6.0% in the first three quarters of 2024. Since operating income is defined as gross margin less selling, general and administrative expenses, the year over year change is explained by factors previously discussed.
The Company’s operating income (loss) by reporting segment is summarized as follows (in thousands):

	Nine Months Ended September 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2025	2024	2025	2024	2025	2024	2025	2024
Operating income (loss)
Contract talent solutions	$(17,506)	$51,565	$41,480	$114,108	(0.8%)	2.0%	1.8%	4.4%
Permanent placement talent solutions	12,558	32,071	19,494	40,190	3.7%	8.5%	5.8%	10.6%
Protiviti	58,958	93,370	78,140	111,047	4.0%	6.4%	5.3%	7.6%
Total	$54,010	$177,006	$139,114	$265,345	1.3%	4.0%	3.4%	6.0%

The following tables provide reconciliations of the non-GAAP adjusted operating income to reported operating income (loss) for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025
	Contract talent solutions		Permanent placement talent solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Operating income (loss)
As Reported	$(17,506)	(0.8%)	$12,558	3.7%	$58,958	4.0%	$54,010	1.3%
Adjustments (1)	58,986	2.6%	6,936	2.1%	19,182	1.3%	85,104	2.1%
As Adjusted	$41,480	1.8%	$19,494	5.8%	$78,140	5.3%	$139,114	3.4%

	Nine Months Ended September 30, 2024
	Contract talent solutions		Permanent placement talent solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Operating income
As Reported	$51,565	2.0%	$32,071	8.5%	$93,370	6.4%	$177,006	4.0%
Adjustments (1)	62,543	2.4%	8,119	2.1%	17,677	1.2%	88,339	2.0%
As Adjusted	$114,108	4.4%	$40,190	10.6%	$111,047	7.6%	$265,345	6.0%
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
Income from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation plan obligations change and adjustments are recorded in selling, general and administrative expenses, or in the case of Protiviti, costs of services. The value of the related investment trust assets also changes by the equal and offsetting amount, leaving no net costs to the Company. The Company’s income from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses, and dividend income from trust investments, and is presented separately on the unaudited Condensed Consolidated Statements of Operations. The Company’s income from investments held in employee deferred compensation trusts was $85 million and $88 million for the nine months ended September 30, 2025 and 2024, respectively. The income from trust investments was due to positive market returns during the first three quarters of 2025.
Provision for income taxes. The provision for income taxes was 31.3% and 30.1% for the nine months ended September 30, 2025 and 2024, respectively. The higher tax rate for 2025 can be attributed to the increased impact of nondeductible expenses relative to lower pretax income.
Liquidity and Capital Resources
The change in the Company’s liquidity during the nine months ended September 30, 2025 and 2024, is primarily the effect of funds provided by operations, as well as funds used for capital expenditures, investment in employee deferred compensation trusts, net of redemptions from employee deferred compensation trusts, repurchases of common stock, and payment of dividends.
Cash and cash equivalents were $365 million and $570 million at September 30, 2025 and 2024, respectively. Operating activities provided net cash flows of $137 million during the nine months ended September 30, 2025, offset by $63 million and $272 million of net cash used in investing activities and financing activities, respectively. Operating activities provided net cash flows of $255 million during the nine months ended September 30, 2024, offset by $58 million and $362 million of net cash used in investing activities and financing activities, respectively. Fluctuations in foreign currency exchange rates had the effect of increasing reported cash and cash equivalents by $25 million during the nine months ended September 30, 2025, compared to an increase of $3 million during the nine months ended September 30, 2024.
Operating activities—Net cash provided by operating activities for the nine months ended September 30, 2025, was $137 million. This was composed of net income of $101 million adjusted upward for non-cash items of $60 million, offset by net cash used in changes in working capital of $24 million. Net cash provided by operating activities for the nine months ended September 30, 2024, was $255 million. This was composed of net income of $197 million adjusted upward for non-cash items of $27 million and net cash provided by changes in working capital of $31 million.
Investing activities—Cash used in investing activities for the nine months ended September 30, 2025, was $63 million. This was composed of capital expenditures of $41 million, investments in employee deferred compensation trusts of $58 million and payments for acquisitions of $11 million, partially offset by proceeds from employee deferred compensation trust redemptions of $47 million. Cash used in investing activities for the nine months ended September 30, 2024, was $58 million. This was composed of capital expenditures of $42 million and investments in employee deferred compensation trusts of $50 million, partially offset by proceeds from employee deferred compensation trust redemptions of $34 million.

Capital expenditures, including $21 million for cloud computing arrangements, for the nine months ended September 30, 2025, totaled $62 million, approximately 65% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s sustainability and future growth opportunities. Capital expenditures for cloud computing arrangements are included in cash flows from operating activities on the Company’s Condensed Consolidated Statements of Cash Flows. Capital expenditures included amounts spent on tenant improvements and furniture and equipment in the Company’s leased offices. The Company currently expects that 2025 capital expenditures will range from $75 million to $90 million, of which $55 million to $65 million relates to software initiatives and technology infrastructure, including capitalized costs related to implementation of cloud computing arrangements.
Financing activities—Cash used in financing activities for the nine months ended September 30, 2025, was $272 million. This included repurchases of $92 million in common stock and $180 million in dividends paid to stockholders. Cash used in financing activities for the nine months ended September 30, 2024, was $362 million. This included repurchases of $196 million in common stock and $166 million in dividends paid to stockholders.
As of September 30, 2025, the Company is authorized to repurchase, from time to time, up to 5.6 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the nine months ended September 30, 2025 and 2024, the Company repurchased 1.7 million shares, at a cost of $80 million, and 2.5 million shares, at a cost of $171 million, on the open market, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of exercise price and applicable statutory withholding taxes. During the nine months ended September 30, 2025 and 2024, such repurchases totaled 0.2 million shares, at a cost of $11 million, and 0.3 million shares, at a cost of $22 million, respectively. Repurchases of shares have been funded with cash generated from operations and from cash reserves.
The Company’s working capital at September 30, 2025, included $365 million in cash and cash equivalents, and $838 million in net accounts receivable, both of which will be a significant source of ongoing liquidity and financial resilience. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
There is limited visibility into future cash flows as the Company’s revenues and net income are largely dependent on macroeconomic conditions. The Company’s variable direct costs related to its contract talent solutions business will largely fluctuate in relation to its revenues.
On May 28, 2025, the Company entered into a $100.0 million credit agreement (the “2025 Credit Agreement”) which matures in May 2030. Borrowings under the 2025 Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the adjusted term Secured Overnight Financing Rate (“SOFR”), or an alternative base rate, plus an applicable margin. The 2025 Credit Agreement is subject to certain financial covenants, and the Company was in compliance with these covenants as of September 30, 2025. As of September 30, 2025, the Company had no cash borrowings under the 2025 Credit Agreement, and maintained $10.1 million in standby letters of credit to satisfy workers’ compensation insurer’s collateral requirements.
On October 30, 2025, the Company announced a quarterly dividend of $0.59 per share to be paid to all shareholders of record as of November 25, 2025. The dividend will be paid on December 15, 2025.
Material Cash Requirements from Contractual Obligations
Leases. As of September 30, 2025, the Company reported current and long-term operating lease liabilities of $70 million and $171 million, respectively. These balances consist of the minimum rental commitments for October 2025 and thereafter, discounted to reflect the Company’s cost of borrowing, under noncancelable lease contracts executed as of September 30, 2025.
The majority of these leases are for real estate. In the event the Company vacates a location prior to the end of the lease term, the Company may be obliged to continue making lease payments. For further information, see Note G—“Leases” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
Purchase Obligations. Purchase obligations are discussed in more detail in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to the Company’s contractual purchase obligations during the first three quarters of 2025.

Employee Deferred Compensation Plan. As of September 30, 2025, the Company reported employee deferred compensation plan obligations of $751 million in its accompanying unaudited Condensed Consolidated Statements of Financial Position. The balances are due to employees based upon elections they make at the time of deferring their funds. The timing of these payments may change based upon factors including termination of the Company’s employment arrangement with a participant. These obligations are funded through contributions to investment trusts, whose assets as of September 30, 2025, exceeded the obligations. Assets of these plans are held by an independent trustee for the sole benefit of participating employees and consist of money market funds and mutual funds. For further information, see Note J—“Employee Deferred Compensation Plan Obligations” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
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
For the nine months ended September 30, 2025, approximately 22.1% of the Company’s revenues were generated outside of the U.S. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Australian dollar, Brazilian real, British pound, Canadian dollar and Euro, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s international markets, the Company’s reported results vary.
During the first nine months of 2025, the U.S. dollar fluctuated, weakening against the British pound and Euro, and strengthening against the Australian dollar, Brazilian real and Canadian dollar compared to the same period one year ago. Foreign currency exchange rates had the effect of increasing reported service revenues by $5.0 million, or 0.1%, in the first nine months of 2025 compared to the same period one year ago. The fluctuation of the U.S. dollar also affected the reported level of expenses incurred in the Company’s international operations. Because substantially all the Company’s international operations generated revenues and incurred expenses within the same country and currency, the effect of higher reported revenues is largely offset by the increase in reported operating expenses. Reported net income was $0.1 million, or 0.5%, lower in the first nine months of 2025, compared to the same period one year ago due to the effect of currency exchange rates. If currency exchange rates were to remain at September 30, 2025 levels throughout the remainder of 2025, the currency impact on the Company’s full-year reported revenues and operating expenses would be consistent with the first nine months of 2025 results. Should current trends continue, the impact to reported net income would be immaterial.
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
ITEM 4. Controls and Procedures
Management, including the Company’s President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In accordance with this review, no material changes to controls and procedures were made in the three months ended September 30, 2025.

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

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (c)
July 1, 2025 to July 31, 2025	50,000		$37.65	50,000	6,101,085
August 1, 2025 to August 31, 2025	150,262	(a)	$34.93	150,000	5,951,085
September 1, 2025 to September 30, 2025	374,230	(b)	$35.03	373,650	5,577,435
Total July 1, 2025 to September 30, 2025	574,492			573,650
(a)Includes 262 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(b)Includes 580 shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(c)Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 138,000,000 shares have been authorized for repurchase, of which 132,422,565 shares have been repurchased as of September 30, 2025.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosure
Not applicable.
ITEM 5. Other Information

None.

ITEM 6. Exhibits

3.1	Restated Certificate of Incorporation of Robert Half Inc., incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated July 17, 2023.

3.2	Amended and Restated By-Laws of Robert Half Inc., incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 10-Q dated May 2, 2024.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.1	Part I, Item 1 of this Form 10-Q formatted in Inline XBRL.

104	Cover page of this Form 10-Q formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERT HALF INC. (Registrant)

/s/Michael C. Buckley
Michael C. Buckley Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: October 31, 2025