Form 10-K
period 2025-12-31
ROBERT HALF INC.
filed 2026-02-13
CIK 315213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐   Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company.  ☐  Yes   ☒  No
As of June 30, 2025, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $4,039,828,938 based on the closing sale price on that date. This amount excludes the market value of 3,352,228 shares of Common Stock directly or indirectly held by registrant’s directors and officers and their affiliates.
As of January 31, 2026, there were 101,143,596 outstanding shares of the registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be mailed to stockholders in connection with the registrant’s annual meeting of stockholders, scheduled to be held in May 2026, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

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
Technology provides information technology contract professionals and offers managed services in areas such as multiple platform systems integration and end-user technical and desktop support. These services include providing specialists in software and application development, networking and cloud, systems integration and deployment, database design and administration, and security and business continuity.
Marketing and Creative includes the provision of creative professionals in the areas of creative, digital, marketing, advertising and public relations in a variety of positions, such as creative directors, graphic designers, web designers, media buyers, front-end developers, copywriters, digital marketing managers, marketing analytics specialists, brand managers, user experience practitioners and public relations specialists.

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
Protiviti
Protiviti is a global consulting firm that helps companies solve problems in regulatory compliance, finance, technology, operations, data, digital, legal, HR, governance, risk and internal audit, and is a wholly owned subsidiary of the Company. In 2002, the Company hired more than 700 professionals who had been affiliated with the internal audit and business and technology risk consulting practice of Arthur Andersen LLP, including more than 50 individuals who had been partners of that firm. These professionals formed the base of the Company’s Protiviti Inc. subsidiary. Protiviti has enabled the Company to enter the market for business consulting and internal audit services, and the Company has demonstrated this market offers synergies with its traditional lines of business.
Protiviti provides a broad range of consulting and managed solutions to leaders in finance, technology, operations, data, analytics, marketing, legal, HR, compliance, risk and internal audit. Protiviti and its independently owned member firms work collaboratively with their clients in over 25 countries to help them achieve their business objectives and deliver confidence in an ever-evolving and dynamic business world. Serving organizations across industry sectors, clients range from high-growth, pre-public/transactional established start-ups to the largest global companies and public sector entities. The Protiviti business was formerly referred to as the Company’s risk consulting and internal audit services segment.
Artificial Intelligence
The Company utilizes a proprietary artificial intelligence (“AI”) engine to match candidates to job listings in order to assist talent solutions professionals with quickly providing skilled and experienced contract talent to clients. In addition, the Company also uses AI to improve lead generation amongst prospective and past clients. The Company is also currently evaluating how generative AI tools could enhance the business.
Protiviti continues to invest in and deploy AI-enabled solutions by integrating AI into its existing offerings while aiming to enhance its own AI infrastructure. The firm assists clients in identifying and implementing suitable strategies, platforms and tools customized to their unique objectives, developing and implementing AI strategies and use cases, establishing transparent and secure AI environments, and balancing innovation with risk management. Protiviti’s use of AI spans a wide range of applications, including agent-oriented cases, platform adoption and implementation, audit efficiency and the optimization of inventory management. Protiviti has a patent pending in the United States for its proprietary enterprise AI platform, Protiviti Atlas. Protiviti cannot offer any assurances that any patent will issue from its application, or as to the breadth of any patent that does issue or whether any issued patent will later be found invalid or unenforceable. Any successful opposition to this patent application or later invalidation of this or any other patent Protiviti owns could limit its ability to prevent others from using the inventions described in the application or patent, which could harm Protiviti’s financial results, business operations or competitive advantage.
Marketing and Recruiting
The Company markets its contract talent and permanent placement services to clients and employment candidates via both national and local advertising activities, including radio, digital advertising, job boards, alliance partners and events. The Company also markets its services via its website and mobile app, as well as through targeted online tactics, email and social media. Direct marketing to customers is a significant portion of the Company’s total marketing efforts. The Company also actively seeks endorsements and affiliations with professional organizations in the accounting and finance, technology, legal, and creative and marketing fields. The Company also conducts public relations activities designed to enhance public recognition of the Company and its services. Central to the public relations activities are research-based content, targeted media relations and thought leadership, and promotion of company accolades received from third-party organizations. Robert Half employees are encouraged to be active in civic organizations and industry trade groups in their local communities, as well as in professional social media channels.
Protiviti markets its business consulting services and managed solutions to a variety of global clients in a range of industries. Industry and capability teams conduct targeted marketing efforts locally, nationally and globally, including digital advertising, search advertising, email marketing, production and distribution of thought leadership, social media, and live and virtual speaking events. Protiviti regularly conducts a variety of programs to share its insights with clients on current and emerging business issues. Protiviti also markets its capabilities through its broad partner ecosystem of professional associations and complementary service and technology providers. It conducts public relations activities, including distributing news releases, sharing proprietary research findings and providing subject-matter experts for media interviews designed to enhance recognition of Protiviti’s brand and reputation, establish its expertise in key issues surrounding its businesses, and promote its services. Protiviti promotes its brand name through digital and out-of-home advertising and its professional golf brand ambassador program. Protiviti regularly updates the services, value-added content and digital experience on the Protiviti websites globally. Employees are encouraged to be active in relevant social media communities, charitable, and civic organizations and industry trade groups.
The Company and its subsidiaries own many trademarks and service marks, including the Robert Half® Finance & Accounting, Accountemps®, OfficeTeam®, Robert Half® Technology, Robert Half® Management Resources, Robert Half® Legal, The Creative Group® and Protiviti® marks, which are registered in the United States (“U.S.”) and in a number of foreign countries.
Organization
Management of the Company’s contract talent solutions and permanent placement talent solutions operations is coordinated from its headquarters facilities in Menlo Park and San Ramon, California. The Company’s headquarters provide support and centralized services to its offices in the administrative, marketing, public relations, accounting, information technology, training and legal areas, particularly as they relate to the standardization of the operating procedures of its offices. As of December 31, 2025, the Company conducted its contract talent and permanent placement services operations through offices in the U.S. and 18 other countries.
The day-to-day operations of Protiviti are managed by a chief executive officer and a senior management team. Operational and administrative support is provided by individuals located in Menlo Park and San Ramon, California. As of December 31, 2025, Protiviti conducted operations in the U.S. and 13 foreign countries.
Competition
The Company’s contract talent solutions and permanent placement talent solutions businesses face competition in attracting clients as well as skilled and specialized employment candidates. The staffing business is highly competitive, with a number of firms offering services similar to those provided by Robert Half on a national, regional or local basis. In many areas, local companies are the strongest competitors. The most significant competitive factors in the staffing business are price and the reliability of service, both of which are often a function of the availability and quality of personnel. The expanded acceptance of remote work has created a significant opportunity for the Company. It brings together the Company’s numerous strengths, including its global brand, global office network, global candidate database, and AI-driven technologies and data analytics at the scale needed to excel at out-of-market recruitment and placements. This strengthens the Company’s competitive position significantly because its traditionally toughest competitors, local and regional staffing firms, generally do not have these capabilities.
Protiviti faces competition in its efforts to attract clients, expand relationships with existing clients and win new business proposals. The global professional services market is highly competitive with a dynamic regulatory environment, disruptive new technologies, security and privacy concerns, and high demand for skilled professionals, all driving significant business opportunities. The principal competitors of Protiviti remain the “Big Four” accounting firms and other consultancies. Significant competitive factors include reputation, technology, tools, project methodologies, price of services, and the depth of skills and breadth of available personnel. Protiviti believes its competitive strengths lie in the collaborative approach it takes to working with clients, which drives knowledge transfer, understanding of client issues and value creation. This may be coupled with a “configure-to-fit” resourcing model designed to create blended teams of full-time Protiviti consulting professionals and engagement professionals from Robert Half’s network of specialized talent to precisely match expertise, approach and people with the changing global needs of clients on consulting and managed solutions projects.

Human Capital Management
Employees. The Company had approximately 14,500 full-time internal staff, including approximately 7,100 employees engaged directly in Protiviti operations, as of December 31, 2025. In addition, the Company placed approximately 94,300 engagement professionals (which includes full-time engagement professionals) on assignments with clients during 2025. The substantial majority of engagement professionals placed on assignment by the Company are the Company’s legal employees while they are working on assignments, but references to “employees” in the remainder of the Human Capital Management section refer to the Company’s full-time internal staff. With respect to engagement professionals, the Company pays the related costs of employment, such as workers’ compensation insurance, state and federal unemployment taxes, social security, and certain fringe benefits. The Company also provides access to voluntary health insurance coverage to interested engagement professionals.
Enterprise Values. Robert Half’s enterprise values serve as the cornerstone for how the Company strives to conduct business. These values are integral to the Company and serve to improve retention, advance inclusion, and encourage responsible, sustainable business practices.
▪Integrity: Put ethics first and do the right thing in all situations
▪Inclusion: Foster a culture of belonging where everyone can connect, thrive and grow
▪Innovation: Adapt, evolve and invest to deliver new ideas and solutions
▪Commitment to success: Empower its people to drive the success of its clients, colleagues, and candidates and to better its communities
Across Robert Half and Protiviti, as of December 31, 2025, approximately 53.2% of the Company’s global workforce identified as female and 45% of the Company’s employees in managerial and leadership roles identified as female. As of December 31, 2025, approximately 34.7% of the Company’s U.S. workforce was from underrepresented groups.
Employee Engagement. A major component in supporting employee engagement is the Robert Half employee voice initiative to provide its employees with opportunities to share feedback. In 2025, the Company conducted two surveys to provide a forum to understand employee needs and gather feedback on a variety of focus areas. The survey results were analyzed by an independent third-party and then reviewed by the executive officers. The results of these engagement surveys were shared with individual managers, who were then tasked with acting based on their employees’ confidential feedback (both quantitative and qualitative). In 2025, Robert Half and Protiviti conducted new hire surveys at specific points in a new hire’s onboarding and departure surveys to exiting employees. By paying close attention to the results at an aggregate enterprise level and at a department/business/workgroup level, across an employee’s life cycle, the Company has been able to increase communication in support of employee well-being, enhance its culture of rewards and recognition, drive efforts to promote inclusion, and modernize its approach to fostering a culture of continuous learning and feedback. In addition, Robert Half continued its participation in the Great Place to Work® Survey to benchmark with other companies around the world.
Protiviti uses an “ask, listen, respond, act” approach to building trust through global surveys where employees provide anonymous feedback. Employee feedback is then carefully reviewed and analyzed to identify trends which are shared with senior leaders and communicated directly to employees. Changes based on employee feedback are highlighted so that employees understand the importance of their input. Protiviti leverages surveys in the U.S. and internationally, including the Great Place to Work® survey.
Learning and Development. The Company emphasizes employee development and training for its people and the organization. Learning and development are key elements to the overall retention, engagement and employee experience strategy. The Company’s strategy is designed to empower employees to reach their full potential, and it provides a wide range of development programs, opportunities and resources needed to be successful. The Company has specialized programs for all audiences, including new hires, tenured employees and employees in leadership roles. The Company provides mentorship opportunities, self-paced and instructor-led learning channels, and a catalog of vendor-provided courses, videos, resources, and books. The Company is committed to its employees’ career progression by providing individual development, readiness and transition plans as a part of its talent review and succession planning process. Given the Company’s flexible work philosophy, its learning strategy supports access and equity to all employees, including in-person and virtual learning experiences. Comprehensive learning maps for the first year of new hires and front-line leaders provide a consistent, predictable and formal learning experience. The Company’s learning strategy supports equity of access, just in-time learning and continued career development for its employees. In 2025, Robert Half began using a new learning management system that connects employees to development opportunities by leveraging data based on role, tenure and skills as employees progress during their career.
In Protiviti, at key career milestones, employees participate in learning events that prepare them to succeed at higher levels. Each employee is assigned a career adviser who coaches them and recommends actions to help increase their impact, contribution and engagement. Protiviti encourages and pays for employees to attain select recognized professional certifications. Annual operating plans include budget funding for employee learning. These investments in the skills of the Company’s workforce also pay dividends in the marketplace and with its clients who value and rely upon the Company’s expertise.
Compensation, Benefits and Well-being. The Company offers fair, competitive compensation and benefits that support its employees’ overall well-being—financial, mental and physical. To align with management’s short- and long-term objectives, the Company’s compensation programs for all employees include competitive base pay and for some employees, short-term and long-term incentives. The Company offers a wide array of benefits including comprehensive health and welfare programs, generous time off and leave, and retirement and financial support. The Company provides emotional well-being services through its Employee Assistance Program and Parent Resources portal as well as other perks and convenience benefits. In 2025, the Company devoted itself to focusing on its employees, including their careers, well-being, connections and impact they have on the Company and community. This commitment helps the Company’s leaders build successful teams and ensures employees feel valued and connected to its mission, while defining what they can expect working for the Company throughout their career journey.
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
The Company conducts business under various federal, state and local government contracts, and no one such contract represented more than 1.0% of total service revenues in 2025.
Available Information
The Company’s Internet address is www.roberthalf.com. The Company makes available, free of charge, through its website, its Annual Reports on Form 10-K and proxy statements for its annual meetings of stockholders, its Quarterly Reports on Form 10-Q, and its current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission (“SEC”). Also available on the Company’s website are its Corporate Governance Guidelines, its Code of Business Conduct and Ethics, and the charters for its Audit Committee, Compensation Committee, and Nominating and Governance Committee, each of which is available in print to any stockholder who makes a request to Robert Half Inc., 2884 Sand Hill Road, Suite 200, Menlo Park, CA 94025, Attn: Corporate Secretary. The Company’s Code of Business Conduct and Ethics is the Code of Ethics required by Item 406 of Securities and Exchange Commission Regulation S-K. The Company intends to satisfy any disclosure obligations under Item 5.05 of Form 8-K regarding any amendment or waiver relating to its Code of Business Conduct and Ethics by posting such information on its website. The Company has used, and intends to continue to use, its website as a means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD (or Fair Disclosure). The Company’s website and the information contained therein or connected to or linked from the website are not incorporated information and do not constitute part of this Annual Report.
Government Regulations
The Company’s operations are subject to regulations by federal, state, local and professional governing bodies, and laws and regulations in various foreign countries, including, but not limited to, (a) licensing and registration requirements and (b) regulation of the employer/employee relationship, such as worker classification regulations, wage and hour regulations, tax withholding and reporting, immigration regulations, social security and other retirement, anti-discrimination, and employee benefits and workers’ compensation regulations. The Company’s operations could be impacted by legislative changes by these bodies, particularly with respect to provisions relating to payroll and benefits, tax and accounting, employment, worker classification, and data privacy. Due to the complex regulatory environment that the Company operates in, the Company remains focused on compliance with governmental and professional organizations’ regulations. For more discussion of the potential impact that the regulatory environment could have on the Company’s financial results, refer to Item 1A “Risk Factors.”

Item 1A.    Risk Factors
The Company’s business prospects are subject to various risks and uncertainties that impact its business. The most important of these risks and uncertainties are as follows:
Risks Related to the Company’s Business Environment
Any reduction in global economic activity may harm the Company’s business and financial condition. The demand for the Company’s services, in particular its talent solutions services, is highly dependent upon the state of the economy and upon the staffing needs of the Company’s clients. In the recent past, certain of the Company’s markets experienced economic uncertainty characterized by increasing unemployment, limited availability of credit, significant inflation, and decreased consumer and business spending. In addition, certain geopolitical events, including the ongoing war between Russia and Ukraine, the ongoing unrest throughout the Middle East, and conflict and political instability in parts of South America have caused significant economic, market, political or regulatory uncertainty in some of the Company’s markets. Any decline in the economic condition or employment levels of the U.S. or of any of the foreign countries in which the Company does business, or in the economic condition of any region of any of the foregoing, or in any specific industry served by the Company may severely reduce the demand for the Company’s services and thereby significantly decrease the Company’s revenues and profits. Further, continued or intensifying economic, political or regulatory uncertainty in the Company’s markets or backlash against U.S.-based companies could reduce demand for the Company’s services.
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
The Company faces risks in operating internationally. The Company depends on operations in international markets for a significant portion of its business. These international operations are subject to a number of risks, including general political and economic conditions in those foreign countries, international hostilities and responses to those hostilities, the burden of complying with various potentially conflicting foreign laws, technical standards, unpredictable changes in foreign regulations, U.S. legal requirements governing U.S. companies operating in foreign countries, legal and cultural differences in the conduct of business, potential adverse tax consequences, and difficulty in staffing and managing international operations. Furthermore, the Company’s operations may be adversely impacted by conflicts between the U.S. government and those of other jurisdictions in which the Company operates. These factors may have a material adverse effect on the performance of the Company’s business. In addition, the Company’s business may be affected by foreign currency exchange fluctuations. In particular, the Company is subject to risk in translating its results in foreign currencies into the U.S. dollar. If the value of the U.S. dollar strengthens relative to other currencies, the Company’s reported income from these operations could decrease.
Natural disasters and unusual weather conditions, pandemic outbreaks, terrorist acts, global political events and other serious catastrophic events could disrupt business and otherwise materially adversely affect the Company’s business and financial condition. With operations in many states and multiple foreign countries, the Company is subject to numerous risks outside of the Company’s control, including risks arising from natural disasters, such as fires, earthquakes, hurricanes, floods, tornadoes, unusual weather conditions, pandemics and other global health emergencies, terrorist acts or disruptive global political events, or similar disruptions that could materially adversely affect the Company’s business and financial performance. Historically, the Company’s operations are dependent on the ability of employees and consultants to travel from business to business and from location to location. Any public health emergencies, including a real or potential global pandemic such as those caused by the avian flu, SARS, Ebola, coronavirus, or even a particularly virulent flu, could decrease demand for the Company’s services and the Company’s ability to offer them. Uncharacteristic or significant weather conditions may increase in frequency or severity due to climate change, which may increase the Company’s expenses, exacerbate other risks to the Company, including from impacts to key suppliers, and affect travel and the ability of businesses to remain open, which could lead to a decreased ability to offer the Company’s services and materially adversely affect the Company’s results of operations. In addition, these events could result in delays in placing employees and consultants, the temporary disruption in the transport of employees and consultants overseas and domestically, the inability of employees and consultants to reach or have transportation to clients directly affected by such events, and disruption to the Company’s information systems. Although it is not possible to predict such events or their consequences, these events could materially adversely affect the Company’s reputation, business and financial condition.

Failure to meet evolving and increasingly contradictory expectations for action or inaction on sustainability and ESG commitments and initiatives could harm the Company’s reputation, or otherwise adversely impact the business, financial condition or results of operations. The Company has public sustainability and environmental, social and governance (“ESG”) commitments, including environmental targets validated by the Science Based Target initiative (“SBTi”), designed to have a positive impact on the climate. The Company’s ability to achieve these goals is subject to a multitude of risks that may be outside of the Company’s control. The Company’s failure or perceived failure to achieve ESG- or climate-related goals or maintain ESG-related practices that meet evolving and sometimes contradictory regulatory and stakeholder expectations could harm the Company’s reputation, adversely impact the Company’s ability to attract and retain employees or clients, and expose the Company to increased scrutiny from the media, lawmakers, the investment community and regulators. The Company’s reputation also may be harmed by the perceptions that clients, employees and other stakeholders, lawmakers and the media have about the Company’s action or inaction on social, ethical or political issues. Damage to the Company’s reputation and loss of brand equity may reduce demand for the Company’s services and thus have an adverse effect on future financial results and reduce the stock price, as well as require additional resources to rebuild the Company’s reputation and restore the value of the brands. Increasingly, lawmakers, regulators and stakeholders have expressed or pursued ESG legislation and investment expectations with opposing positions and impacts. In recent years anti-ESG and anti-DEI sentiment has gained momentum across the U.S., with several dozen states, Congress and the Executive Branch having proposed or enacted “anti-ESG” and “anti-DEI” policies, legislation, executive orders or initiatives or issued related legal opinions. Meanwhile other states, countries and regions have introduced or enacted broader ESG disclosure or performance compliance obligations. Conflicting regulations, legal and regulatory uncertainty, and a lack of ESG harmonization of legal and regulatory environments across the jurisdictions in which the Company operates has created and, in the future may continue to create, enhanced compliance risks and costs. The Company may also face increasing scrutiny from its clients, candidates, employees, stakeholders, lawmakers and the media relating to the appropriate role of ESG practices and disclosures. Failure to prepare for and meet evolving standards and expectations could result in client dissatisfaction, regulatory penalties, investor backlash and diminished shareholder confidence.
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
The Company operates in a highly competitive business and may be unable to retain clients or market share. The talent solutions business is highly competitive and, because it is a service business, the barriers to entry are quite low. There are many competitors, some of which have greater resources than the Company, and new competitors are entering the market all the time. The increased availability and maturation of AI tools may enable clients to use advanced automation capabilities in lieu of services provided by the Company’s contract talent personnel. Therefore, there can be no assurance that the Company will be able to retain clients or market share in the future. Nor can there be any assurance that the Company will, in light of competitive pressures, be able to remain profitable or, if profitable, maintain its current profit margins.
The Company may incur potential liability to employees and clients. The Company’s contract talent solutions business entails employing individuals on a temporary basis and placing such individuals in clients’ workplaces. The Company’s ability to control the workplace environment is limited. As the employer of record of its temporary employees, the Company incurs a risk of liability to its temporary employees for various workplace events, including claims of physical injury, discrimination, harassment or failure to protect confidential or personal information. In addition, in order to facilitate remote working arrangements, some of the Company’s temporary workers are accessing client workspaces from their personal devices through cloud-based systems, which could increase cybersecurity risks to the Company’s clients. If cybersecurity incidents were to occur in such a way, the Company may face legal and contractual liability, reputational damage, loss of business, and other expenses. The Company also incurs a risk of liability to its clients resulting from allegations of damages caused by temporary employees acting on phishing emails, facilitating, allowing or failing to stop cyberattacks, and other errors, omissions or theft by its temporary employees, or allegations of compromise of client confidential information. In some cases, the Company has agreed to indemnify its clients in respect of these types of claims. The Company maintains insurance with respect to many such claims. While such claims have not historically had a material adverse effect on the Company, there can be no assurance that the Company will continue to be able to obtain insurance at a cost that does not have a material adverse effect on the Company or that such claims (whether by reason of the Company not having sufficient insurance or by reason of such claims being outside the scope of the Company’s insurance) will not have a material adverse effect on the Company.

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
Protiviti’s operations could subject it to liability. The business of Protiviti consists of providing business consulting and internal audit services. Protiviti risks liability from allegations of damages caused by errors, omissions or misconduct by its employees or allegations of compromised client confidential or personal information while working on consulting engagements, or from damages caused by its employees acting on phishing emails and facilitating, allowing or failing to stop cyberattacks while working in a client’s environment. In some cases, the Company has agreed to indemnify its clients in respect of these types of claims. Liability could be incurred, or litigation could be, and from time-to-time has been, instituted against the Company or Protiviti for claims related to these activities or to prior transactions or activities. There can be no assurance that such liability or litigation will not have a material adverse impact on Protiviti or the Company.
The Company is dependent on its management personnel and employees, and a failure to attract and retain such personnel could harm its business. The Company is engaged in the services business. As such, its success or failure is highly dependent upon the performance of its management personnel and employees, rather than upon tangible assets (of which the Company has few). There can be no assurance that the Company will be able to attract and retain the personnel that are essential to its success. A failure to retain key management personnel could disrupt the Company’s operations and its succession strategy, hindering a smooth transition to new leadership and potentially disrupting the Company’s operations.
The Company’s results of operations and ability to grow could be materially negatively affected if it cannot successfully keep pace with technological changes impacting the development and implementation of its services and the evolving needs of its clients. The Company’s success depends on its ability to keep pace with rapid technological changes affecting both the development and implementation of its services and the staffing needs of its clients. Technological advances such as AI, machine learning and automation are impacting industries served by all of the Company’s lines of business. In addition, the Company’s business relies on a variety of technologies, including those that support hiring and tracking, order management, billing, and client data analytics. If the Company does not sufficiently invest in new technology and keep pace with industry developments, appropriately implement new technologies, or evolve its business at sufficient speed and scale in response to such developments, or if it does not make the right strategic investments to respond to these developments, the Company’s services, results of operations, and ability to develop and maintain its business could be negatively affected.
The Company uses AI in its provision of services which may result in operational challenges, legal liability, reputational concerns, and privacy, security and competitive risks. The Company currently uses and intends to continue using its proprietary AI processes, algorithms and applications, as well as those of third parties in its daily operations for Protiviti and talent solutions, including by deploying generative AI into the Company’s talent solutions search operations. Protiviti has expanded its service offerings to include AI risk analysis, policy creation, governance, and technology selection and architecture. The use of AI by talent solutions and provision of AI related services by Protiviti may result in operational challenges, legal liability, reputational concerns, and privacy, security and competitive risks which could result in adverse effects to the Company’s financial condition, results or reputation. Generative AI products and services leverage existing and widely available technologies, such as Chat GPT-4 and its successors, or alternative large language models or other processes. The use of generative AI processes at scale is relatively new and may lead to challenges, concerns and risks that are significant or that the Company may not be able to predict, especially if its use of these technologies in the delivery of its services becomes more important to its operations over time.
Use of generative AI in search operations and services offerings may be difficult to deploy successfully due to operational issues inherent to the nature of such technologies. AI algorithms use machine learning and predictive analytics, which may lead to flawed, biased, and inaccurate candidate and lead generation search results. Datasets used for AI training, development or operations may be insufficient, of poor quality, reflect unwanted forms of bias, or raise other legal concerns (such as concerns relating to intellectual property infringement or data protection). Inappropriate or controversial data practices by, or practices reflecting inherent biases of, data scientists, engineers and end-users of the Company’s systems could lead to mistrust, rejection or skepticism of the Company’s services by clients and candidates.
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
In addition, the Company increasingly relies on third-party technology vendors that regularly deploy new and enhanced AI-enabled features, tools and platforms, often at a rapid pace and with limited advance notice. These technologies in some cases may be made broadly available to employees, including through embedded features in existing enterprise software or low-code or no-code development environments that enable employees to build or customize AI-enabled tools. As a result, the Company may have limited ability to fully evaluate, test, restrict, monitor or govern the security, data handling practices, model behavior, or downstream uses of such AI technologies before or after deployment.
Governance, monitoring and security controls designed to manage the use of AI technologies, including controls related to data access, data retention, model training, prompt inputs and outputs, explainability, auditability and third-party risk management, are evolving and may not mature at the same pace as the deployment of new AI capabilities by vendors. This disparity may increase the risk of unauthorized or unintended use of AI, data leakage, regulatory non-compliance, intellectual property infringement, security vulnerabilities, or inconsistent application of Company policies. The Company may also incur additional costs and operational complexity through attempts to retrofit controls, implement safeguards, restrict access, or discontinue use of certain AI tools after deployment. Any failure to effectively manage these risks could adversely affect the Company’s business, results of operations, financial condition or reputation.
Uncertainty in the legal regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time. Several jurisdictions around the globe, including Europe and certain U.S. states, have already proposed or enacted laws governing the use, development and training of AI. For example, the European Union passed the Artificial Intelligence Act in 2024 which contains prescriptive AI regulations and laws, and the Company expects other jurisdictions will adopt similar legislation. Such other jurisdictions may decide to adopt similar or more restrictive legislation, and jurisdictions that have already enacted legislation could elect to enact additional legislation, any of which could render the use of AI challenging, impossible or financially prohibitive.
The demand for the Company’s services related to regulatory compliance may decline. The operations of both the talent solutions business and Protiviti include services related to Sarbanes-Oxley, Anti-Money Laundering Act of 2020 reviews, the Bank Secrecy Act of 1970, as amended, and related anti-money laundering regulations, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Foreign Corrupt Practices Act of 1977 and other regulatory compliance services. There can be no assurance that there will be ongoing demand for these services. Similarly, from time-to-time proposals are considered by the U.S. Congress to further delay or, in some cases, remove the requirements of Sarbanes-Oxley and the Dodd-Frank Act for a number of public and private companies. Furthermore, the enforcement priorities of U.S. regulators fluctuate from time to time, which may lead to periods of decreased demand for certain of the Company’s regulatory compliance services. These or other similar modifications of the regulatory requirements could decrease demand for Protiviti’s and talent solution’s services.
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
If the Company does not effectively manage billable rates, the Company’s financial results could suffer. Accurate and strategic pricing represents a key factor in the Company’s financial results. If billable rates are too low, the Company’s service revenues may not cover operational costs, whereas if billable rates are too high, the Company risks hindering client retention and limits competitiveness.
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
The Company’s business is subject to extensive government regulation and a failure to comply with regulations could harm its business. The Company’s business is subject to regulation or licensing in many states in the U.S. and in certain foreign countries. While the Company has had no material difficulty complying with regulations in the past, there can be no assurance that the Company will be able to continue to obtain all necessary licenses or approvals or that the cost of compliance will not prove to be material. Any inability of the Company to comply with government regulation or licensing requirements could materially adversely affect the Company. Further, changes to existing regulation or licensing requirements could impose additional costs and other burdens or limitations on the Company’s operations. In addition, the Company’s contract talent services business entails employing individuals on a temporary basis and placing such individuals in clients’ workplaces. Increased government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could materially adversely affect the Company. In addition, to the extent that government regulation imposes increased costs upon the Company, such as unemployment insurance taxes, there can be no assurance that such costs will not adversely impact the Company’s profit margins. Further, lawsuits or other proceedings related to the Company’s compliance with government regulations or licensing requirements could materially adversely affect the Company. For example, the Company is currently named as a defendant in PAGA litigation in California alleging wage and hour and other labor code compliance issues. It is not possible to predict the outcome of such litigation; however, such litigation or any future lawsuits or proceedings related to the Company’s compliance with government regulation or licensing requirements could consume substantial amounts of the Company’s financial and managerial resources, and might result in adverse publicity regardless of the ultimate outcome of any such lawsuits or other proceedings. An unfavorable outcome with respect to such litigation or any future lawsuits or proceedings could, individually or in the aggregate, cause the Company to incur substantial liabilities that may have a material adverse effect upon the Company’s business, financial condition or results of operations.

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
Health care reform could increase the costs of the Company’s contract staffing operations. The Company cannot predict with any certainty the impact of the adoption of any health care reform legislation on the Company’s financial condition or operating results. Whether or not there is alternative health care legislation enacted in the U.S., there is likely to be significant disruption to the health care market in the coming months and years. Consequently, the costs of the Company’s health care expenditures may rise, adversely impacting the Company’s profitability.
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
In addition, changes in tax laws, treaties or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could materially adversely affect the Company’s tax position. A number of countries where the Company does business, including the U.S. and many countries in the European Union, have implemented, and are considering implementing, changes in relevant tax, accounting and other laws, regulations and interpretations. The overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty about taxation in many jurisdictions. For example, the Organization of Economic Cooperation and Development (“OECD”), an international association of many countries, has introduced a framework to impose a 15% global minimum corporate tax, referred to as Pillar Two, effective for tax years beginning in 2024. On January 5, 2026, the OECD released new guidance establishing the Side-by-Side (“SbS”) program under the Pillar Two global minimum tax framework. The SbS program includes a Simplified Effective Tax Rate Safe Harbor, an extended Transitional Country-by-Country Reporting Safe Harbor, and a Substance-based Tax Incentive Safe Harbor. These enacted and proposed changes in tax laws, treaties or regulations, or their interpretation or enforcement could have a material adverse impact on the Company’s current or future tax positions.

Risks Related to the Company’s Information Technology, Cybersecurity and Data Protection
Company and third-party computer, technology and communications hardware and software systems and assets (“IT Assets”) are vulnerable to damage, unauthorized access and disruption that could expose the Company to material operational, financial and reputational damage (including the unauthorized access to, or exposure of, personal and confidential information and intellectual property). The Company’s ability to manage its operations using IT Assets successfully is critical to its success and largely depends upon the efficient and uninterrupted operation of its and third parties’ IT Assets, some of which are managed and run by third-party vendors. The Company’s primary IT Assets (and, as a result, its operations) are vulnerable to damage or interruption from power outages, computer, technology and telecommunications failures, computer viruses, security breaches, cyberattacks, catastrophic events, and errors in usage by the Company’s or its vendors’ employees and contractors. In addition, the Company’s IT Assets contain personal and confidential information and intellectual property, including information of importance to the Company and its employees, vendors, contractors and clients.
Cyberattacks, including attacks motivated by the desire for monetary gain or embarrassment, geopolitics, and grievances against the business services industry in general or against the Company in particular, could potentially disable or damage the Company’s IT Assets or those of its vendors or clients, or allow unauthorized access to, or exposure of, intellectual property and personal or confidential information, including information about employees, vendors, candidates, contractors and clients. The Company’s security tools, controls and practices, including those relating to identity and access management, credential strength, and the security tools, controls and practices of its vendors and clients, may not prevent or detect access, damage or disruption to Company or third-party IT Assets or the unauthorized access to, or exposure of, intellectual property or personal or confidential information. A failure to prevent or detect unauthorized access to Company or third-party IT Assets could expose the Company to material operational, financial and reputational damage. There are many approaches through which such IT Assets or the information stored thereon could be damaged, disrupted, exposed or accessed, including through system vulnerabilities, configuration errors, vendor vulnerabilities, social engineering, cyberattacks (including cyberattacks through the use of AI), improper acquisition and use of user credentials, malfeasance, or the misuse of authorized user access.
Periodic and continuous assessments are conducted by the Company on its IT Assets to identify security risks, vulnerabilities, weaknesses or gaps, and a risk-based approach is then employed to address them. This risk-based approach prioritizes risks, vulnerabilities, weaknesses and gaps based on, among other factors, budgetary constraints, impact, likelihood of mitigation and the broader risk landscape.
No security program can offer a guarantee against all potential cyberattacks or other cybersecurity-related incidents. The Company and its third-party vendors experience cybersecurity attacks with increasing frequency, including incidents that have resulted in unauthorized access to the Company’s or its third-party vendors’ IT Assets. To date, no such incidents have been determined to have had a material impact on the Company, but there is no guarantee that such incidents will not have a material impact on the Company in the future.
The Company has transitioned a significant number of its employee population to remote work. This transition has also increased the Company’s vulnerability to cybersecurity-related risks related to the Company’s IT Assets and has exacerbated certain related risks, including risks of phishing and other cybersecurity attacks.
The damage or disruption to Company or third-party systems, or unauthorized access to, or exposure of, intellectual property or personal or confidential information, could harm the Company’s operations, reputation and brand, resulting in a loss of business or revenue. It could also subject the Company to government sanctions, litigation from candidates, contractors, clients and employees, and legal liability under its contracts, resulting in increased costs or loss of revenue. The Company may also incur additional expenses, including the cost of remediating cybersecurity incidents or improving security measures, identifying and retaining replacement vendors, increased insurance premiums, or ransomware payments.
Cybersecurity threats continue to increase in frequency and sophistication (including through the use of AI), thereby increasing the difficulty of detecting and defending against them. Furthermore, the potential risk of cybersecurity breaches and cyberattacks may increase as the Company introduces new service offerings and deploys new AI technologies. Any future events impacting the Company or its third-party vendors that damage or interrupt the Company’s or its third-party vendors’ IT Assets or expose intellectual property or data or other confidential information stored thereon could have a material adverse effect on the Company’s operations, reputation and financial results.
Changes in data privacy and protection laws and regulations relating to the use and control of personal information (and the failure to comply with such laws and regulations) could increase the Company’s costs or otherwise adversely impact its operations, financial results, and reputation. In the ordinary course of business, the Company collects, uses and retains personal information from its clients, employees, candidates and contractors, including, without limitation, full names, government-issued identification numbers, addresses, phone numbers, birthdates and payroll-related information. The possession and use of personal information in conducting the Company’s business subjects it to a variety of complex and evolving domestic and foreign laws and regulations regarding data privacy.

For example, the European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, imposes specific operational requirements on entities that process personal information (including requirements relating to data transfers to certain countries outside the European Union) and strong enforcement mechanisms. In the United States, the California Consumer Privacy Act (the “CCPA”), which became effective in January 2020, limits the collection and use of personal data and mandates that covered companies provide new disclosures to California consumers and afford such consumers new data privacy rights. Under the CCPA, a data breach affecting California residents’ personal information because of a failure to maintain reasonable security procedures and practices can trigger a private right of action lawsuit, and as a result data breach litigation is likely to increase. Many other U.S. states have enacted their own privacy laws that are in some ways similar to, and in other ways different from, the CCPA’s requirements. Compliance with the GDPR, the CCPA and other current and future laws and regulations relating to data storage, use, transfer, residency, privacy and protection has increased and may continue to increase the Company’s operating costs and may require significant management time and attention. Further, any actual or perceived failure by the Company or its subsidiaries to comply with applicable laws could result in litigation, reputational harm, governmental enforcement actions or fines, and other penalties that could potentially have an adverse effect on the Company’s operations, financial results and reputation.
Risks Related to the Intellectual Property
The Company may not be able to adequately protect its intellectual property (“IP”) or may be found to infringe upon the IP rights of others, which could harm the value of the Company’s brand and adversely affect its business. The Company utilizes IP, including patents, trademarks, copyrights and trade secrets, in its business, including in the software and AI the Company uses, and in its customer lists. A combination of patent, copyright, trademark and trade secret laws in the jurisdictions in which the Company operates are critical to protecting these IP rights. However, these laws may not be adequate to protect the Company’s IP from being challenged, invalidated, infringed, diluted or misappropriated. While the Company enters into confidentiality agreements with employees, consultants and partners, such agreements may not be effective in preventing unauthorized disclosure or use of its proprietary information. If such disclosures occur, the Company may not have adequate remedies.
Moreover, while it is the Company’s policy to protect and vigorously defend its IP rights, it cannot predict whether steps taken by it will be adequate to prevent misappropriation of these rights or the use by others of the Company’s IP. IP disputes and proceedings and infringement claims may result in a significant distraction for management and significant expense, which may not be recoverable regardless of whether the Company is successful. Such proceedings may be protracted with no certainty of success, and an adverse outcome could subject the Company to liabilities, force it to cease use of certain trademarks or other IP, or force it to enter into license agreements on terms which may not be favorable to the Company. Any one of these occurrences may have an adverse effect on the Company’s business, profitability, results of operation and financial condition.
The Company uses open-source software in connection with its software development, which could negatively affect its ability to operate its business and subject the Company to litigation or other actions. The Company uses and may continue to use open-source software in connection with the development and operation of its platforms. Open-source software is generally licensed under open-source licenses, which could subject the Company to unfavorable conditions, including requiring it to make publicly available the source code for any modifications or derivative works the Company develops using the open-source software. The Company may face claims demanding the release of software it developed that incorporates open-source software, which could include its source code, or otherwise seeking to enforce the terms of underlying license. Litigation could be costly for the Company to defend and could require it to devote additional research and development resources to change the Company’s platforms. Further, open-source licensors typically do not provide warranties or controls regarding the origin or security of the software and related support from the licensor is often unavailable. Therefore, the Company cannot be sure that the authors of the open-source software it uses will implement or offer updates to address security risks or will not abandon further development and maintenance. Many risks associated with usage of open-source software cannot be eliminated, and may, if not effectively addressed, negatively affect the Company’s operations, reputation and financial results.
Risks Associated With the Effects of Climate Change
The Company may be adversely affected by global climate change or by legal, regulatory or market responses to such change. The physical effects of climate change could have a material adverse effect on the Company’s operations and business. To the extent climate change causes changes in weather patterns, certain regions where the Company operates could experience increases in storm intensity, extreme temperatures, wildfires, rising sea-levels and/or drought. Over time, these conditions could result in increases in the Company’s operating costs or business interruptions. For example, the Company’s headquarters are located in areas of California where the incidence of wildfire has increased over time and may continue to increase. In addition, in 2023 the Company established certain emissions targets and other environmental goals and submitted them for validation to the SBTi. Failure to achieve such goals, or a perception (whether valid or invalid) of failure to achieve such goals, could result in market, reputational, regulatory or liability risks, client dissatisfaction, reduced revenue and profitability, or shareholder lawsuits. If the Company is unable to achieve its environmental goals, the Company’s business and reputation may be adversely affected. There can be no assurance that climate change will not have a material adverse effect on the Company’s properties, operations or business.
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
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 1C.   Cybersecurity
As part of the Company’s broader information security program, the cybersecurity program includes a defense-in-depth model that uses layered controls to protect against, detect, respond to and recover from cybersecurity incidents (“Incidents”). The Company’s cybersecurity program is designed to prioritize detection, analysis and response to known and anticipated cyber threats and effectively manage cyber risks and resilience against Incidents. The Company designs its program using portions of several industry and regulatory frameworks as informative, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, NIST 800-53, International Organization for Standardization Information Security Management Systems (“ISO 27001”), the CIS Critical Security Controls and the System and Organization Controls 2 Type 2.
Cybersecurity Governance
The Company’s cybersecurity strategy and risk management is overseen by the Board of Directors (the “Board”) and implemented and managed by the Company’s Enterprise Information Security Steering Committee, a cross-functional team of senior executives representing business functions across Robert Half and chaired by the Chief Information Security Officer (“CISO”). The CISO oversees the Company’s Enterprise Information Security team (“EIS”).
Board Governance
The Board views cybersecurity as part of the Company’s overall enterprise risk management function, which the Board oversees. Cybersecurity is integrated into the Company’s business strategy, financial planning and capital allocation.
The Board oversees the Company’s information security program, which includes oversight of the cybersecurity program and management of cybersecurity risks. The Board receives annual updates from the Company’s CISO, and/or members of the executive leadership team. Such reports typically address, among other things, the Company’s cybersecurity strategy, initiatives, key security metrics and business response plans. They also cover the evolving cyber threat landscape, and an overview of information technology risks impacting the Company. Management provides notice of potential material Incidents to the Board as set forth in the Cybersecurity Incident Playbook (the “Playbook”) and the Cybersecurity Incident Disclosure Control Procedure (the “Cyber Disclosure Procedure”).
Management Governance
The controls and processes employed to assess, identify and manage material risks from cybersecurity threats are implemented and overseen by the Enterprise Information Security Steering Committee, led by the CISO. The CISO brings over 15 years of experience building and leading cybersecurity programs and teams. The CISO has experience as a Chief

Information Security Officer in multiple industries and has received Certified Information Systems Security Professional and Certification in Risk Management Assurance certifications. The CISO is responsible for the day-to-day management of the cybersecurity program, including designing controls to prevent, detect, investigate and respond to cybersecurity threats and Incidents. The CISO also evaluates the program’s effectiveness as threats evolve.
Members of the Enterprise Information Security Steering Committee also include the Global Data Privacy Officer, Chief Technology Officer, Chief Administrative Officer, the General Counsel and the Global Risk Officer of Protiviti.
Specifically, the Enterprise Information Security Steering Committee typically meets multiple times per year, including impromptu meetings as necessary, to:
•Review the cybersecurity threat landscape, risks and data security programs, and the Company’s management and strategy for attempting to mitigate cybersecurity risks and Incidents;
•Assess compliance with applicable information security laws and industry standards;
•Discuss cybersecurity policies, including the guidelines and policies established by the Company, which are designed to assess, monitor and mitigate the Company’s significant cybersecurity, technology and information systems’ related risk exposures; and
•Oversee crisis preparedness plans with respect to cybersecurity, including Incident response preparedness, communication plans and business continuity capabilities.
Senior management of many departments in the Company also engage in tabletop exercises in order to test Incident preparedness, review the effectiveness of the Playbook and maintain effective coordination in the event of an Incident.
Processes Designed for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats
The Cybersecurity Incident Response Team (“CIRT”), which provides technical expertise, and/or the Crisis Management Team (“CMT”), which focuses on business response, impact, business continuity and risk mitigation, work together and utilize a Cybersecurity Incident Response Plan (the “CIRP”) and the Playbook to: (1) prepare for and protect against Incidents; (2) detect and analyze Incidents; and (3) contain, eradicate and appropriately report on Incidents. In the event of an Incident, the CIRP provides a framework to coordinate the response. The CIRP and Playbook also address escalation protocols to senior management with respect to disclosure determinations related to an Incident and provides for Executive Team briefings as appropriate. If the CIRT’s initial investigation of the facts of an Incident indicates the need for escalation for potential disclosure, the CMT will utilize the process in the Playbook and the Cyber Disclosure Procedure may be utilized.
The Playbook provides understandable and flexible processes for analyzing and responding to Incidents. In the event of an Incident, the Playbook provides predefined steps for response and escalation.
The Cyber Disclosure Procedure establishes a flexible and context-dependent process for determining whether an Incident constitutes a material Incident pursuant to the rules and regulations of the SEC. A committee of senior management personnel is established to assess potential Incidents. Standing members of the Cyber Disclosure Committee (“CDC”) include the President and Chief Executive Officer, Chief Financial Officer, General Counsel, Global Privacy Officer and Chief Technology Officer.
When evaluating the materiality of an Incident, the CDC considers both the quantitative and qualitative impacts, including the nature, extent and potential magnitude of the risks to the Company related to the Incident, particularly as it may relate to any compromised information or the scope of Company operations. If the CDC determines the Board should be notified, a meeting will be called with the Executive Committee of the Board, the Audit Committee Chair, the Board’s cybersecurity expert or any combination or subset of the foregoing.
EIS conducts periodic cybersecurity evaluations of (i) critical third-party providers as risk dictates and (ii) significant new third-party providers prior to onboarding. EIS monitors and manages vulnerabilities in third-party environments through its vulnerability management program. This program aggregates findings from the vulnerability detection and secure configuration management tools within a dashboard, which allows EIS personnel to focus on high-priority matters.
EIS maintains a range of security controls, including multi-factor authentication, internal and external penetration testing, cybersecurity assessments, benchmarking, annual employee security training, and social engineering testing. To detect and prevent Incidents, the cybersecurity program uses automated event-detection technology monitored by the cyber defense team, notifications from employees, vendors or service providers, and other tools. The Company has relationships with a number of third-party service providers to assist with Incident response and containment and remediation efforts, including a forensic investigation firm, insurance providers, auditors, consultants, assessors and various law firms. While the Company maintains a robust cybersecurity program, the techniques used to infiltrate information technology systems continue to evolve. Accordingly, the Company operates with, and plans for, the notion that it is impossible to prevent or detect all Incidents, that Incidents will occur, and that the Company will not always be able to detect threats in a timely manner or anticipate and implement adequate security measures. For additional information, see Item 1A. “Risks Related to the Company’s Information Technology, Cybersecurity and Data Protection.”
Cybersecurity Risks
The Company is not aware of any Incidents or threats during the past fiscal year that met the threshold for materiality under SEC rules. However, the Company and its customers routinely face risks of Incidents, as the Company relies heavily on its information technology systems. Although the Company makes efforts to maintain the security and integrity of the Company’s information technology systems, these systems and the proprietary, confidential internal and customer information that resides on or is transmitted through them are subject to the risk of Incidents or disruption, and there can be no assurance that the Company’s or its third-party providers’ security measures will prevent all breakdowns or Incidents affecting the Company’s or the Company’s third-party providers’ information security environments, software or systems that could adversely affect the Company’s business.
Item 2.    Properties
The Company’s headquarters are located in Menlo Park and San Ramon, California. As of December 31, 2025, contract talent solutions and permanent placement talent solutions activities were conducted through offices located in the U.S., Australia, Belgium, Brazil, Canada, Chile, China, France, Germany, Ireland, Italy, Japan, Luxembourg, the Netherlands, New Zealand, Singapore, Switzerland, the United Arab Emirates, and the United Kingdom. As of December 31, 2025, Protiviti had offices in the U.S., Australia, Bulgaria, Canada, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Switzerland and the United Kingdom. All of the offices are leased.
Item 3.    Legal Proceedings
On March 23, 2015, Plaintiff Jessica Gentry, on her own behalf and on behalf of a putative class of allegedly similarly situated individuals, filed a complaint against the Company in the Superior Court of California, San Francisco County, which was subsequently amended on October 23, 2015. The complaint alleges that a putative class of current and former employees of the Company who resided in California were denied compensation for the time they spent interviewing “for temporary and permanent employment opportunities” in California, as well as performing activities related to the interview process. The class period runs from March 13, 2010, to present. Gentry seeks recovery on her own behalf and on behalf of the putative class in an unspecified amount for this allegedly unpaid compensation. Gentry also seeks recovery of an unspecified amount for the alleged failure of the Company to provide her and the putative class with accurate wage statements. Gentry also seeks an unspecified amount of other damages, attorneys’ fees, and statutory penalties, including penalties for allegedly not paying all wages due upon separation and civil penalties on behalf of herself and other allegedly “aggrieved employees” as defined by California’s Labor Code Private Attorneys General Act (“PAGA”). On January 4, 2016, the Court denied a motion by the Company to compel all of Gentry’s claims, except the PAGA claim, to individual arbitration. On March 8, 2024, the Court issued an order certifying: (1) a class of California-based temporary employees who attended at least one uncompensated interview with a third-party client at any time since March 13, 2010; (2) a subclass of class members who held a prior temporary job assignment before interviewing for a subsequent assignment; and (3) a subclass of class members who are no longer employed by the Company (i.e., a “waiting time penalties” subclass). The first phase of the trial in the case on the issue of liability as to the Plaintiff and the class commenced on November 3, 2025. Closing arguments were delivered on January 23, 2026, at which hearing the court requested further legal briefs to be delivered February 13, 2026. The Court is permitting Robert Half to file a motion for decertification. The timing of a liability ruling is not expected until after a case management conference on March 19, 2026. If the Court’s order on the liability phase finds in favor of Plaintiff on any of her claims, the case will move on to a second phase of the trial regarding damages later this year. This phase will have its own discovery and its own separate trial. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding and, accordingly, no amounts have been provided in the Company’s Financial Statements. The Company believes it has meritorious defenses to the allegations and the Company intends to continue to vigorously defend against the litigation.
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
The Company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “RHI.” On January 31, 2026, there were 1,410 holders of record of the Common Stock.
The Company has paid a quarterly dividend since April 2004. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of the Company’s Board of Directors.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (b)
October 1, 2025 to October 31, 2025	—		$—	—	5,577,435
November 1, 2025 to November 30, 2025	—		$—	—	5,577,435
December 1, 2025 to December 31, 2025	828	(a)	$27.03	—	5,577,435
Total October 1, 2025 to December 31, 2025	828			—

(a)Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(b)Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 138,000,000 shares have been authorized for repurchase, of which 132,422,565 shares have been repurchased as of December 31, 2025.

Stock Performance Graph
The following graph compares, through December 31, 2025, the cumulative total return of the Company’s Common Stock, an index of certain publicly traded employment services companies, and the Standard and Poor’s (“S&P”) 500. The graph assumes the investment of $100 at the beginning of the period depicted in the chart and reinvestment of all dividends. The peer companies are weighted by their respective market caps at the beginning of each period. The information presented in the graph was obtained by the Company from outside sources it considers to be reliable but has not been independently verified by the Company.

$300
$250
$200
$150
$100
$50
$0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Robert Half Inc.
S&P 500 Index
Peer Group(a)

(a)This index represents the cumulative total return of the Company and the following corporations providing contract or permanent employment services: Kelly Services Inc.; Kforce Inc.; ManpowerGroup; and Resources Connection Inc.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain information contained in Management’s Discussion and Analysis and in other parts of this report may be deemed forward-looking statements regarding events and financial trends that may affect the future operating results or financial positions of Robert Half Inc. (the “Company”). Forward-looking statements are not guarantees or promises that goals or targets will be met. These statements may be identified by words such as “anticipate,” “potential,” “estimate,” “forecast,” “target,” “project,” “plan,” “intend,” “believe,” “expect,” “should,” “could,” “would,” “may,” “might,” “will,” or variations or negatives thereof or by similar or comparable words or phrases. In addition, historical, current and forward-looking information about the Company’s corporate responsibility and compliance programs, including targets or goals, may not be considered material for the Securities and Exchange Commission (“SEC”) or other mandatory reporting purposes and may be based on standards for measuring progress that are still developing; on internal controls, diligence or processes that are evolving; on representations reviewed or provided by third parties; and on assumptions that are subject to change in the future. Forward-looking statements are estimates only and are based on management’s current expectations, currently available information, and current strategy, plans or forecasts, and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict, often beyond the Company’s control and are inherently uncertain. Forward-looking statements are subject to risks and uncertainties that could cause actual results and outcomes, or the timing of these results or outcomes, to differ materially from those expressed or implied in the statements. These risks and uncertainties include, but are not limited to, the following: changes to or new interpretations of United States of America (“U.S.”) or international tax regulations; the global financial and economic situation; changes in levels of unemployment and other economic conditions in the U.S. or foreign countries where the Company does business, or in particular regions or industries; reduction in the supply of candidates for contract employment or the Company’s ability to attract candidates; the development, proliferation and adoption of artificial intelligence (“AI”) by the Company and the third parties it serves; the entry of new competitors into the marketplace or expansion by existing competitors; the ability of the Company to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions; the impact of competitive pressures, including any change in the demand for the Company’s services, or the Company’s ability to maintain its margins; the possibility of the Company incurring liability for its activities, including the activities of its engagement professionals, or for events impacting its engagement professionals on clients’ premises; the possibility that adverse publicity could impact the Company’s ability to attract and retain clients and candidates; the success of the Company in attracting, training and retaining qualified management personnel and other staff employees; the Company’s ability to comply with governmental regulations affecting personnel services businesses in particular or employer/employee relationships in general; whether there will be ongoing demand for Sarbanes-Oxley or other regulatory compliance services; the Company’s reliance on short-term contracts for a significant percentage of its business; litigation relating to prior or current transactions or activities, including litigation that may be disclosed from time to time in the Company’s SEC filings; the impact of extreme weather conditions on the Company and its candidates and clients; the ability of the Company to manage its international operations and comply with foreign laws and regulations; the impact of fluctuations in foreign currency exchange rates; the possibility that the additional costs the Company will incur as a result of health care or other reform legislation may adversely affect the Company’s profit margins or the demand for the Company’s services; the possibility that the Company’s computer and communications hardware and software systems could be damaged or their service interrupted, or that the Company could experience a cybersecurity breach; and the possibility that the Company may fail to maintain adequate financial and management controls, and as a result suffer errors in its financial reporting. Additionally, with respect to Protiviti, other risks and uncertainties include the fact that future success will depend on its ability to retain employees and attract clients; there can be no assurance that there will be ongoing demand for broad-based consulting, regulatory compliance, technology services, public sector or other high-demand advisory services; failure to produce projected revenues could adversely affect financial results; and there is the possibility of involvement in litigation relating to prior or current transactions or activities. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or extrapolating past results. Except as required by law, the Company undertakes no obligation to update information in this report, whether as a result of new information, future events, or otherwise, and notwithstanding any historical practice of doing so.
Executive Overview
The Company’s service revenues were $5.38 billion in 2025, a decrease of 7.2% from the prior year. Full-year 2025 net income decreased 47.1% to $133 million and diluted net income per share decreased 45.5% to $1.33. The Company’s results were impacted by the ongoing macroeconomic uncertainty that affects client and candidate confidence, lengthening decision cycles and delaying hiring activities and projects in the short term.

Demand for the Company’s contract talent solutions, permanent placement talent solutions and Protiviti is largely dependent upon general economic and labor trends both domestically and abroad. The U.S. real gross domestic product increased at an annual rate of 4.4% in the third quarter of 2025 (the latest information available as of the date of this filing), compared to an increase of 2.3% in 2024. Concerns around a near-term economic downturn have moderated, supported by a more conducive macro environment. Continued progress in the rate-cutting cycle, easing inflation, less regulation and relatively more clarity on trade policy all contribute.
The U.S. job market remains resilient with overall unemployment at 4.4% in December 2025, up from 4.1% in December 2024. Particularly noteworthy is that the unemployment rate for college-educated professionals is holding steady at just 2.8%, with even lower rates prevailing among specialized accounting, finance and technology roles. Although current hiring and quit rates remain subdued and well below post-Covid highs, job openings continue to be well above historical levels, indicating strong pent-up hiring demand.
The Company continues to invest in technology and innovation, including AI. Major focus areas include providing a world-class digital experience for clients and candidates that is seamlessly connected to the Company’s specialized professional recruiters. Also, the Company will continue to leverage its proprietary data assets to enhance the AI tools its recruiters use to discover, assess and select talent for its clients, and the AI tools recruiters use to effectively target leads for additional revenue. Protiviti continues to invest in and deploy AI-enabled solutions by integrating AI into its existing offerings while aiming to enhance its own AI infrastructure.
The Company monitors various economic indicators and business trends in all of the countries in which it operates to anticipate demand for the Company’s services. These trends are evaluated to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends and productivity metrics. Visibility into future revenues is limited not only due to the dependence on macroeconomic and labor market conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, the Company’s headcount and other investments are typically assessed on at least a quarterly basis. During 2025 the Company’s headcount remained relatively flat for its contract talent solutions, permanent placement talent solutions and Protiviti segments when compared to prior year-end levels, while administrative headcount decreased.
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
The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. Valuation allowances of $33.2 million and $26.4 million were recorded as of December 31, 2025, and 2024, respectively. The valuation allowances recorded relate primarily to net operating losses in certain international operations. If such losses are ultimately utilized to offset future operating income, the Company will recognize a tax benefit up to the full amount of the related valuation reserve.
Previously, the Organization of Economic Cooperation and Development (“OECD”), an international association of many countries including the U.S., introduced a framework to impose a 15% global minimum corporate tax, referred to as Pillar Two, effective for tax years beginning in 2024. On January 5, 2026, the OECD released new guidance establishing the Side-by-Side (“SbS”) program under the Pillar Two global minimum tax framework. The SbS program includes a Simplified Effective Tax

Rate Safe Harbor, an extended Transitional Country-by-Country Reporting Safe Harbor, and a Substance-based Tax Incentive Safe Harbor. The Company does not expect the SbS guidance to materially affect its tax obligations and will continue to monitor global implementation.
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
•Foreign currency impact is calculated by retranslating current-period international revenues using foreign currency exchange rates from the prior year’s comparable period.
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

Years ended December 31, 2025, and 2024
Service Revenues.    The Company’s revenues were $5.38 billion for the year ended December 31, 2025, a decrease of 7.2%, compared to $5.80 billion for the year ended December 31, 2024. Revenues from U.S. operations decreased 7.7% to $4.17 billion (77.6% of total revenue) for the year ended December 31, 2025, compared to $4.52 billion (78.0% of total revenue) for the year ended December 31, 2024. Revenues from international operations decreased 5.4% to $1.21 billion (22.4% of total revenue) for the year ended December 31, 2025, compared to $1.28 billion (22.0% of total revenue) for the year ended December 31, 2024. Contributing factors for each reportable segment are discussed below in further detail.
Contract talent solutions revenues were $2.99 billion for the year ended December 31, 2025, decreasing by 11.0% compared to revenues of $3.36 billion for the year ended December 31, 2024. Key drivers of contract talent solutions revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. The decrease in contract talent solutions revenues for 2025 was primarily due to a 14.1% decrease in the number of hours worked by the Company’s engagement professionals, partially offset by a 3.5% increase in average bill rates. On an as adjusted basis, contract talent solutions revenues decreased 10.8% for 2025 compared to 2024. In the U.S., 2025 revenues decreased 10.6% on a reported basis, and decreased 10.3% on an as adjusted basis, compared to 2024. International revenues for 2025 decreased 12.1% on a reported basis, and decreased 12.7% on an as adjusted basis, compared to 2024.
Permanent placement talent solutions revenues were $440 million for the year ended December 31, 2025, decreasing by 9.8% compared to revenues of $487 million for the year ended December 31, 2024. Key drivers of permanent placement talent solutions revenues consist of the number of candidate placements and average fees earned per placement. The decrease in permanent placement talent solutions revenues for 2025 was due to a 13.6% decrease in the number of placements, partially offset by a 3.8% increase in average fees earned per placement. On an as adjusted basis, permanent placement talent solutions revenues decreased 9.6% for 2025 compared to 2024. In the U.S., 2025 revenues decreased 9.9% on a reported basis, and decreased 9.5% on an as adjusted basis, compared to 2024. International revenues for 2025 revenues decreased 9.6% on a reported basis, and decreased 10.0% on an as adjusted basis, compared to 2024. Historically, demand for permanent placement talent solutions is even more sensitive to economic and labor market conditions than demand for contract talent solutions and this is expected to continue.
Protiviti revenues were $1.95 billion for the year ended December 31, 2025, decreasing by 0.1% compared to revenues of $1.95 billion for the year ended December 31, 2024. Key drivers of Protiviti revenues are the billable hours worked on client engagements and average hourly bill rates. The decrease in Protiviti revenues for 2025 was due to a 7.3% decrease in average hourly bill rate, partially offset by a 7.2% increase in billable hours. The decrease in the average hourly bill rate was primarily driven by the relative mix of contractors and full-time staff and their related experience levels deployed on engagements. On an as adjusted basis, Protiviti revenues decreased 0.1% for 2025 compared to 2024. In the U.S., 2025 revenues decreased 2.5% on a reported basis, and decreased 2.2% on an as adjusted basis, compared to 2024. International revenues for 2025 revenues increased 10.9% on a reported basis, and increased 8.8% on an as adjusted basis, compared to 2024.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the reported year-over-year revenue growth rates for the year ended December 31, 2025, is presented in the following table:

	Global	United States	International
Contract talent solutions
As Reported	-11.0%	-10.6%	-12.1%
Billing Days Impact	0.5%	0.3%	0.5%
Currency Impact	-0.3%	—	-1.1%
As Adjusted	-10.8%	-10.3%	-12.7%
Permanent placement talent solutions
As Reported	-9.8%	-9.9%	-9.6%
Billing Days Impact	0.5%	0.4%	0.5%
Currency Impact	-0.3%	—	-0.9%
As Adjusted	-9.6%	-9.5%	-10.0%
Protiviti
As Reported	-0.1%	-2.5%	10.9%
Billing Days Impact	0.5%	0.3%	0.6%
Currency Impact	-0.5%	—	-2.7%
As Adjusted	-0.1%	-2.2%	8.8%

Gross Margin.    The Company’s gross margin dollars were $2.00 billion for the year ended December 31, 2025, down 10.9% from $2.25 billion for the year ended December 31, 2024. Contributing factors for each reportable segment are discussed below in further detail.
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
Gross margin dollars for contract talent solutions were $1.17 billion for the year ended December 31, 2025, down 11.4% from $1.32 billion for the year ended December 31, 2024. As a percentage of revenues, gross margin dollars for contract talent solutions were 39.0% in 2025, down from 39.2% in 2024.
Gross margin dollars for permanent placement talent solutions represent revenues less reimbursable expenses. Gross margin dollars for permanent placement talent solutions were $439 million for the year ended December 31, 2025, down 9.8% from $486 million for the year ended December 31, 2024. Because reimbursable expenses for permanent placement talent solutions are de minimis, the decrease in gross margin dollars is substantially explained by the decrease in revenues previously discussed.
Gross margin dollars for Protiviti represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of Protiviti’s gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s Protiviti staff. Gross margin dollars for Protiviti were $397 million for the year ended December 31, 2025, down 10.7% from $444 million for the year ended December 31, 2024. As a percentage of revenues, reported gross margin dollars for Protiviti were 20.4% in 2025, down from 22.8% in 2024. As a percentage of revenues, adjusted gross margin dollars for Protiviti were 21.6% in 2025, down from 23.7% in 2024. The year-over-year decrease in adjusted gross margin percentage was primarily due to the relative composition of and number of professional staff and their respective pay and bill rates.
The Company’s gross margin by reporting segment is summarized as follows (in thousands):

	Year Ended December 31,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2025	2024	2025	2024	2025	2024	2025	2024
Gross Margin
Contract talent solutions	$1,166,761	$1,316,524	$1,166,761	$1,316,524	39.0%	39.2%	39.0%	39.2%
Permanent placement talent solutions	438,705	486,219	438,705	486,219	99.8%	99.8%	99.8%	99.8%
Protiviti	396,847	444,487	420,609	463,250	20.4%	22.8%	21.6%	23.7%
Total	$2,002,313	$2,247,230	$2,026,075	$2,265,993	37.2%	38.8%	37.7%	39.1%
The following tables provide reconciliations of the non-GAAP adjusted gross margin to reported gross margin for the years ended December 31, 2025, and 2024 (in thousands):

	Year Ended December 31, 2025
	Contract talent solutions		Permanent placement talent solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$1,166,761	39.0%	$438,705	99.8%	$396,847	20.4%	$2,002,313	37.2%
Adjustments (1)	—	—	—	—	23,762	1.2%	23,762	0.5%
As Adjusted	$1,166,761	39.0%	$438,705	99.8%	$420,609	21.6%	$2,026,075	37.7%

	Year Ended December 31, 2024
	Contract talent solutions		Permanent placement talent solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$1,316,524	39.2%	$486,219	99.8%	$444,487	22.8%	$2,247,230	38.8%
Adjustments (1)	—	—	—	—	18,763	0.9%	18,763	0.3%
As Adjusted	$1,316,524	39.2%	$486,219	99.8%	$463,250	23.7%	$2,265,993	39.1%
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
Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, variable overhead, depreciation and occupancy costs. The Company’s reported selling, general and administrative expenses were $1.93 billion for the year ended December 31, 2025, down 4.0% from $2.01 billion for the year ended December 31, 2024. As a percentage of revenues, reported selling, general and administrative expenses were 35.8% in 2025, up from 34.6% in 2024. The Company’s adjusted selling, general and administrative expenses were $1.84 billion for the year ended December 31, 2025, down 4.5% from $1.93 billion in 2024. As a percentage of revenues, adjusted selling, general and administrative expenses were 34.3% in 2025, up from 33.3% in 2024. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for contract talent solutions, on an as-reported basis, were $1.19 billion for the year ended December 31, 2025, decreasing 4.9% from $1.25 billion the year ended December 31, 2024. As a percentage of revenues, reported selling, general and administrative expenses for contract talent solutions were 39.9% in 2025, up from 37.3% in 2024. As a percentage of revenues, adjusted selling, general and administrative expenses for contract talent solutions were 37.4% in 2025, up from 35.3% in 2024, due primarily to negative leverage as revenues decreased as a result of economic conditions.
Selling, general and administrative expenses for permanent placement talent solutions were $426 million for the year ended December 31, 2025, decreasing by 5.2% from $449 million for the year ended December 31, 2024. As a percentage of revenues, reported selling, general and administrative expenses for permanent placement talent solutions services were 96.9% in 2025, up from 92.1% in 2024. As a percentage of revenues, adjusted selling, general and administrative expenses for permanent placement talent solutions were 94.9% in 2025, up from 90.3% in 2024, due primarily to negative leverage as revenues decreased as a result of economic conditions.
Selling, general and administrative expenses for Protiviti were $308 million for the year ended December 31, 2025, increasing by 1.3% from $304 million for the year ended December 31, 2024. As a percentage of revenues, selling, general and administrative expenses for Protiviti were 15.8% in 2025, up from 15.6% in 2024.
The Company’s selling, general and administrative expenses by reportable segment are summarized as follows (in thousands):

	Year Ended December 31,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2025	2024	2025	2024	2025	2024	2025	2024
Selling, General and Administrative Expenses
Contract talent solutions	$1,191,837	$1,252,588	$1,118,140	$1,186,006	39.9%	37.3%	37.4%	35.3%
Permanent placement talent solutions	425,774	448,901	417,141	440,167	96.9%	92.1%	94.9%	90.3%
Protiviti	308,241	304,267	308,241	304,267	15.8%	15.6%	15.8%	15.6%
Total	$1,925,852	$2,005,756	$1,843,522	$1,930,440	35.8%	34.6%	34.3%	33.3%

The following tables provide reconciliations of the non-GAAP selling, general and administrative expenses to reported selling, general and administrative expenses for the years ended December 31, 2025, and 2024 (in thousands):

	Year Ended December 31, 2025
	Contract talent solutions		Permanent placement talent solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$1,191,837	39.9%	$425,774	96.9%	$308,241	15.8%	$1,925,852	35.8%
Adjustments (1)	(73,697)	(2.5%)	(8,633)	(2.0%)	—	—	(82,330)	(1.5%)
As Adjusted	$1,118,140	37.4%	$417,141	94.9%	$308,241	15.8%	$1,843,522	34.3%

	Year Ended December 31, 2024
	Contract talent solutions		Permanent placement talent solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$1,252,588	37.3%	$448,901	92.1%	$304,267	15.6%	$2,005,756	34.6%
Adjustments (1)	(66,582)	(2.0%)	(8,734)	(1.8%)	—	—	(75,316)	(1.3%)
As Adjusted	$1,186,006	35.3%	$440,167	90.3%	$304,267	15.6%	$1,930,440	33.3%
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
Operating Income    The Company’s operating income consists of gross margin less selling, general and administrative expenses. The Company’s reported operating income was $76 million for the year ended December 31, 2025, down 68.3% compared to $241 million for the year ended December 31, 2024. As a percentage of revenues, reported operating income was 1.4% for the year ended December 31, 2025, down from 4.2% for the year ended December 31, 2024. The Company’s adjusted operating income was $183 million for the year ended December 31, 2025, down 45.6% from $336 million for the year ended December 31, 2024. As a percentage of revenues, adjusted operating income was 3.4% for the year ended December 31, 2025, down from 5.8% for the year ended December 31, 2024. Since operating income is defined as gross margin less selling, general and administrative expenses, the year over year change is explained by factors previously discussed.
The Company’s operating income (loss) by reporting segment is summarized as follows (in thousands):

	Year Ended December 31,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2025	2024	2025	2024	2025	2024	2025	2024
Operating Income (Loss)
Contract talent solutions	$(25,076)	$63,936	$48,621	$130,518	(0.8%)	1.9%	1.6%	3.9%
Permanent placement talent solutions	12,931	37,318	21,564	46,052	2.9%	7.7%	4.9%	9.5%
Protiviti	88,606	140,220	112,368	158,983	4.5%	7.2%	5.8%	8.1%
Total	$76,461	$241,474	$182,553	$335,553	1.4%	4.2%	3.4%	5.8%

The following tables provide reconciliations of the non-GAAP adjusted operating income to reported operating income (loss) for the years ended December 31, 2025, and 2024:

	Year Ended December 31, 2025
	Contract talent solutions		Permanent placement talent solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Operating Income (Loss)
As Reported	$(25,076)	(0.8%)	$12,931	2.9%	$88,606	4.5%	$76,461	1.4%
Adjustments (1)	73,697	2.4%	8,633	2.0%	23,762	1.3%	106,092	2.0%
As Adjusted	$48,621	1.6%	$21,564	4.9%	$112,368	5.8%	$182,553	3.4%

	Year Ended December 31, 2024
	Contract talent solutions		Permanent placement talent solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Operating Income
As Reported	$63,936	1.9%	$37,318	7.7%	$140,220	7.2%	$241,474	4.2%
Adjustments (1)	66,582	2.0%	8,734	1.8%	18,763	0.9%	94,079	1.6%
As Adjusted	$130,518	3.9%	$46,052	9.5%	$158,983	8.1%	$335,553	5.8%
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
Income from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation plan obligations change and adjustments are recorded in selling, general and administrative expenses, or in the case of Protiviti, costs of services. The value of the related investment trust assets also changes by the equal and offsetting amount, leaving no net costs to the Company, and therefore no effect on reported net income. The Company’s income from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments and is presented separately on the Consolidated Statements of Operations. The Company’s income from investments held in employee deferred compensation trusts was $106 million and $94 million for the years ended December 31, 2025, and 2024, respectively. The income from trust investments was due to positive market returns during 2025.
Provision for income taxes. The provision for income taxes was 31.6% and 29.7% for the years ended December 31, 2025, and 2024, respectively. The higher tax rate for 2025 can be attributed to an increased impact of nondeductible expenses and fewer tax credits.
On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act (the “Tax Act”). Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The Tax Act did not have a material impact on income tax expense for the year ended December 31, 2025.
Years ended December 31, 2024, and 2023
A discussion of changes regarding the Company’s financial condition and results of operations for the year ended December 31, 2024, compared to the year ended December 31, 2023, can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 13, 2025, which is available free of charge on the SEC’s website at www.sec.gov and at www.roberthalf.com/investor-center.

Liquidity and Capital Resources
The change in the Company’s liquidity during the years ended December 31, 2025, and 2024, is primarily the net effect of funds generated by operations and the funds used for capital expenditures, investments in employee deferred compensation trusts net of redemptions from employee deferred compensation trusts, repurchases of common stock, and payments of dividends.
Cash and cash equivalents were $464 million and $538 million at December 31, 2025, and 2024, respectively. Operating activities provided $320 million during the year ended December 31, 2025, offset by $86 million and $330 million of net cash used in investing activities and financing activities, respectively. Operating activities provided $410 million during the year ended December 31, 2024, offset by $87 million and $496 million of net cash used in investing and financing activities, respectively. Fluctuations in foreign currency exchange rates had the effect of increasing reported cash and cash equivalents by $22 million during the year ended December 31, 2025, compared to a decrease of $21 million in 2024.
Operating activities—Net cash provided by operating activities for the year ended December 31, 2025, was $320 million. This was composed of net income of $133 million, adjusted upward for non-cash items of $88 million, and cash provided by changes in working capital of $99 million. Net cash provided by operating activities for the year ended December 31, 2024, was $410 million. This was composed of net income of $252 million, adjusted upward for non-cash items of $68 million, and cash provided by changes in working capital of $90 million.
Investing activities—Cash used in investing activities for the year ended December 31, 2025, was $86 million. This was composed of capital expenditures of $53 million, investments in employee deferred compensation trusts of $80 million, and payments for acquisitions of $11 million, partially offset by proceeds from employee deferred compensation trust redemptions of $58 million. Cash used in investing activities for the year ended December 31, 2024, was $87 million. This was composed of capital expenditures of $56 million, and investments in employee deferred compensation trusts of $69 million, partially offset by proceeds from employee deferred compensation trust redemptions of $38 million.
Capital expenditures, including $29 million related to cloud computing implementations, in 2025 totaled $82 million, approximately 65% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s sustainability and future growth opportunities. Capital expenditures for cloud computing arrangements are included in cash flows from operating activities on the Company’s Consolidated Statements of Cash Flows. Capital expenditures included amounts spent on tenant improvements and furniture and equipment in the Company’s leased offices. The Company currently expects 2026 capitalized expenditures will range from $70 million to $90 million, of which $45 million to $60 million relates to software initiatives and technology infrastructure, including capitalized costs relating to the implementation of cloud computing arrangements.
Financing activities—Cash used in financing activities for the year ended December 31, 2025, was $330 million. This included repurchases of $92 million in common stock and $238 million in dividends paid to stockholders. Cash used in financing activities for the year ended December 31, 2024, was $496 million. This included repurchases of $276 million in common stock and $220 million in dividends paid to stockholders.
As of December 31, 2025, the Company is authorized to repurchase, from time to time, up to 5.6 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. During the years ended December 31, 2025, and 2024, the Company repurchased 1.7 million shares, at a cost of $80 million, and 3.5 million shares, at a cost of $249 million, on the open market, respectively. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. During the years ended December 31, 2025, and 2024, such repurchases totaled 0.2 million shares, at a cost of $11 million, and 0.3 million shares, at a cost of $23 million, respectively. Repurchases of shares have been funded with cash generated from operations and from cash reserves.
The Company’s working capital as of December 31, 2025, included $464 million in cash and cash equivalents and $748 million in net accounts receivable, both of which will be a significant source of ongoing liquidity and financial resilience. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
There is limited visibility into future cash flows as the Company’s revenues and net income are largely dependent on macroeconomic conditions. The Company’s variable direct costs related to its contract talent solutions business will largely fluctuate in relation to its revenues.

On May 28, 2025, the Company entered into a $100.0 million credit agreement (the “2025 Credit Agreement”) which matures in May 2030. Borrowings under the 2025 Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the adjusted term Secured Overnight Financing Rate (“SOFR”), or an alternative base rate, plus an applicable margin. The 2025 Credit Agreement is subject to certain financial covenants, and the Company was in compliance with these covenants as of December 31, 2025. The Company had no borrowings under the Credit Agreement as of December 31, 2025, and maintained $10.1 million in standby letters of credit to satisfy workers’ compensation insurer’s collateral requirements.
In connection with entering into the 2025 Credit Agreement, the Company terminated its prior Credit Agreement dated May 11, 2020 (as amended from time to time, the “2020 Credit Agreement”). At the time of termination, the 2020 Credit Agreement provided for up to $100 million of borrowings and the Company had no outstanding borrowings. There were no early termination fees associated with the Company’s termination of the 2020 Credit Agreement. There were no borrowings outstanding under the 2020 Credit Agreement as of December 31, 2025.
On February 12, 2026, the Company announced a quarterly dividend of $0.59 per share to be paid to all shareholders of record as of February 25, 2026. The dividend will be paid on March 13, 2026.
Material Cash Requirements from Contractual Obligations
Leases. As of December 31, 2025, the Company reported current and long-term operating lease liabilities of $70 million and $176 million, respectively. These balances consist of the minimum rental commitments for 2026 and thereafter, discounted to reflect the Company’s cost of borrowing, under noncancelable lease contracts executed as of December 31, 2025.
The majority of these leases are for real estate. In the event the Company vacates a location prior to the end of the lease term, the Company may be obliged to continue making lease payments. For further information, see Note F—“Leases” to the Company’s Consolidated Financial Statements included under Part II—Item 8 of this report.
Purchase Obligations. As of December 31, 2025, the Company’s contractual purchase obligations were $221 million, primarily related to software subscriptions, services, telecom services and software maintenance agreements. Of this amount, $127 million is expected to be paid within the next 12 months. These purchase obligations are incurred during the normal course of business.
Employee Deferred Compensation Plan. As of December 31, 2025, the Company reported employee deferred compensation plan obligations of $772 million in its accompanying Consolidated Statements of Financial Position. The balances are due to employees based upon elections they make at the time of deferring their funds. The timing of these payments may change based upon factors including termination of the Company’s employment arrangement with a participant. These obligations are funded through contributions to investment trusts, whose assets as of December 31, 2025, exceeded the obligations. Assets of these plans are held by an independent trustee for the sole benefit of participating employees and consist of money market funds and mutual funds. For further information, see Note J—“Employee Deferred Compensation Plans” to the Company’s Consolidated Financial Statements included under Part II—Item 8 of this report.
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
For the year ended December 31, 2025, approximately 22.4% of the Company’s revenues were generated outside of the U.S. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Australian dollar, Brazilian real, British pound, Canadian dollar and Euro, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s international markets, the Company’s reported results vary.
During 2025, the U.S. dollar fluctuated, weakening against the British pound and Euro, and strengthening against the Australian dollar, Brazilian real and Canadian dollar compared to one year ago. Foreign currency exchange rates had the effect of increasing reported revenues by $19.9 million, or 0.3%, for the year ended December 31, 2025, compared to 2024. The fluctuation of the U.S. dollar also affected the reported level of expenses incurred in the Company’s international operations. Because substantially all the Company’s international operations generated revenues and incurred expenses within the same country and currency, the effect of higher reported revenues is largely offset by the increase in reported operating expenses. Reported net income was $1.1 million, or 0.5%, lower for the year ended December 31, 2025, compared to 2024 due to the effect of currency exchange rates.
For the one month ended January 31, 2026, the U.S. dollar has weakened against the Australian dollar, Brazilian real, British pound, Canadian dollar and Euro since December 31, 2025. If foreign currency exchange rates were to remain at January 2026 levels throughout 2026, the currency impact on the Company’s full-year reported revenues would be favorable, offset by an unfavorable impact on operating expenses. These results will likely have an immaterial impact on reported net income.
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

Item 8. Financial Statements and Supplementary Data
ROBERT HALF INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share amounts)

	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$464,435	$537,583
Accounts receivable, net	748,457	772,285
Employee deferred compensation trust assets	773,938	673,240
Other current assets	132,192	146,314
Total current assets	2,119,022	2,129,422
Property and equipment, net	128,814	119,564
Right-of-use assets	203,050	198,384
Goodwill	251,469	237,180
Noncurrent deferred income taxes	134,317	158,120
Other noncurrent assets	19,604	11,735
Total assets	$2,856,276	$2,854,405
LIABILITIES
Accounts payable and accrued expenses	$159,418	$166,955
Accrued payroll and benefit costs	382,020	372,785
Employee deferred compensation plan obligations	771,630	678,403
Income taxes payable	1,644	2,977
Current operating lease liabilities	69,794	64,619
Total current liabilities	1,384,506	1,285,739
Noncurrent operating lease liabilities	175,744	168,900
Other noncurrent liabilities	20,169	21,763
Total liabilities	1,580,419	1,476,402
Commitments and Contingencies (Note L)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 260,000,000 shares; issued and outstanding 101,140,684 and 102,199,470 shares	101	102
Additional paid-in capital	1,304,939	1,418,150
Accumulated other comprehensive loss	(29,183)	(65,138)
Retained earnings	—	24,889
Total stockholders’ equity	1,275,857	1,378,003
Total liabilities and stockholders’ equity	$2,856,276	$2,854,405

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Service revenues	$5,378,506	$5,795,837	$6,392,517
Costs of services	3,376,193	3,548,607	3,817,513
Gross margin	2,002,313	2,247,230	2,575,004
Selling, general and administrative expenses	1,925,852	2,005,756	2,110,414
Operating income	76,461	241,474	464,590
Income from investments held in employee deferred compensation trusts (which is completely offset by related costs and expenses - Note A)	(106,092)	(94,079)	(88,020)
Interest income, net	(11,799)	(22,118)	(23,973)
Income before income taxes	194,352	357,671	576,583
Provision for income taxes	61,362	106,073	165,437
Net income	$132,990	$251,598	$411,146

Net income per share:
Basic	$1.33	$2.45	$3.90
Diluted	$1.33	$2.44	$3.88

Weighted average shares:
Basic	100,116	102,661	105,530
Diluted	100,312	103,028	106,074

Dividends declared per share	$2.36	$2.12	$1.92

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
COMPREHENSIVE INCOME (LOSS):
Net income	$132,990	$251,598	$411,146
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	32,958	(32,910)	11,184
Foreign defined benefit plan adjustments, net of tax	2,997	398	(187)
Total other comprehensive income (loss)	35,955	(32,512)	10,997
Total comprehensive income (loss)	$168,945	$219,086	$422,143

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Par Value

Balance at December 31, 2022	107,698	$108	$1,293,565	$(43,623)	$318,508	$1,568,558
Net income	—	—	—	—	411,146	411,146
Other comprehensive income (loss)	—	—	—	10,997	—	10,997
Dividends declared ($1.92 per share)	—	—	—	—	(206,043)	(206,043)
Net issuances of restricted stock	889	1	(1)	—	—	—
Stock-based compensation	—	—	61,139	—	—	61,139
Repurchases of common stock	(3,378)	(4)	—	—	(257,442)	(257,446)
Balance at December 31, 2023	105,209	$105	$1,354,703	$(32,626)	$266,169	$1,588,351

Net income	—	—	—	—	251,598	251,598
Other comprehensive income (loss)	—	—	—	(32,512)	—	(32,512)
Dividends declared ($2.12 per share)	—	—	—	—	(221,051)	(221,051)
Net issuances of restricted stock	794	1	(1)	—	—	—
Stock-based compensation	—	—	63,448	—	—	63,448
Repurchases of common stock	(3,804)	(4)	—	—	(271,827)	(271,831)
Balance at December 31, 2024	102,199	$102	$1,418,150	$(65,138)	$24,889	$1,378,003

Net income	—	—	—	—	132,990	132,990
Other comprehensive income (loss)	—	—	—	35,955	—	35,955
Dividends declared ($2.36 per share)	—	—	(164,721)	—	(75,220)	(239,941)
Net issuances of restricted stock	837	1	(1)	—	—	—
Stock-based compensation	—	—	59,416	—	—	59,416
Repurchases of common stock	(1,895)	(2)	(7,905)	—	(82,659)	(90,566)
Balance at December 31, 2025	101,141	$101	$1,304,939	$(29,183)	$—	$1,275,857

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

ROBERT HALF INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$132,990	$251,598	$411,146
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	3,151	5,286	8,752
Depreciation	50,031	52,053	51,364
Amortization of cloud computing implementation costs	29,722	36,045	44,720
Amortization of intangible assets	1,873	1,217	2,883
Realized and unrealized gains from investments held in employee deferred compensation trusts	(78,871)	(71,656)	(72,971)
Stock-based compensation	59,416	63,448	61,139
Deferred income taxes	22,847	(17,936)	(16,568)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	45,797	66,954	156,269
Capitalized cloud computing implementation costs	(28,522)	(29,210)	(34,895)
Accounts payable and accrued expenses	(15,220)	16,047	(14,698)
Accrued payroll and benefit cost	(1,829)	(32,963)	(61,725)
Employee deferred compensation plan obligations	93,227	105,490	98,802
Income taxes payable	(1,394)	(20,960)	10,721
Other assets and liabilities, net	6,747	(14,944)	(8,058)
Net cash flows provided by operating activities	319,965	410,469	636,881

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(53,155)	(56,318)	(45,874)
Investments in employee deferred compensation trusts	(80,078)	(69,237)	(102,969)
Proceeds from employee deferred compensation trust redemptions	58,251	38,700	37,628
Payments for acquisitions, net of cash acquired	(10,722)	(264)	(1,035)
Net cash flows used in investing activities	(85,704)	(87,119)	(112,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(92,093)	(276,032)	(254,625)
Dividends paid	(238,220)	(220,409)	(205,910)
Net cash flows used in financing activities	(330,313)	(496,441)	(460,535)
Effect of exchange rate fluctuations	22,904	(21,066)	9,018
Change in cash and cash equivalents	(73,148)	(194,157)	73,114
Cash and cash equivalents at beginning of period	537,583	731,740	658,626
Cash and cash equivalents at end of period	$464,435	$537,583	$731,740

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$225	$272	$315
Income taxes, net of refunds	$41,633	$143,615	$168,488
Non-cash items:
Repurchases of common stock awaiting settlement	$—	$—	$4,394
Fund exchanges within employee deferred compensation trusts	$173,845	$130,997	$114,821
Contingent consideration related to acquisition	$2,685	$—	$350

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Summary of Significant Accounting Policies
Nature of Operations.    Robert Half Inc. (the “Company”) is a specialized talent solutions and business consulting firm, connecting highly skilled job seekers with rewarding opportunities at great companies. Robert Half® offers contract talent solutions and permanent placement talent solutions for finance and accounting, technology, marketing and creative, legal, and administrative and customer support, and provides executive search services. Robert Half is also the parent company of Protiviti®, a global consulting firm that delivers internal audit, risk, business and technology consulting solutions.
The Company operates in North America, South America, Europe, Asia and Australia. The Company is a Delaware corporation.
Basis of Presentation.    The Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted (“GAAP”) in the United States of America (“U.S.”) and the rules of the Securities and Exchange Commission (“SEC”). Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the 2024 presentation.
Principles of Consolidation.    The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates.    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of December 31, 2025, such estimates include allowances for credit losses, variable consideration, workers’ compensation losses, accrued medical expenses, income and other taxes, and assumptions used in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions. Actual results and outcomes may differ from management’s estimates and assumptions.
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
Costs of Services.    Direct costs of contract talent solutions consist of payroll, payroll taxes and benefit costs for the Company’s engagement professionals, as well as reimbursable expenses. Direct costs of permanent placement talent solutions consist of reimbursable expenses. Protiviti direct costs of services include professional staff payroll, payroll taxes and benefit costs, as well as reimbursable expenses.
Advertising Costs.    The Company expenses all advertising costs as incurred. Advertising costs were $46.1 million, $53.9 million and $54.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the Company’s income from investments held in employee deferred compensation trusts (in thousands):

	Year Ended December 31,
	2025	2024	2023
Dividend income	$(27,221)	$(22,423)	$(15,049)
Realized and unrealized gains	(78,871)	(71,656)	(72,971)
Income from investments held in employee deferred compensation trusts (which is completely offset by related costs and expenses)	$(106,092)	$(94,079)	$(88,020)
The following table presents the Company’s increase in employee deferred compensation costs and expense related to changes in the fair value of trust assets for its nonqualified employee deferred compensation plans (in thousands):

	Year Ended December 31,
	2025	2024	2023
Increase in employee deferred compensation costs and expense related to changes in the fair value of trust assets	$106,092	$94,079	$88,020
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company’s financial instruments by significant category and fair value measurement on a recurring basis (in thousands):

		Fair Value Measurements Using
	Balance at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$276,809	$276,809	—	—

Employee deferred compensation trust assets
Money market funds	$141,760	$141,760	—	—
Mutual funds - bonds	44,496	44,496	—	—
Mutual funds - stocks	453,065	453,065	—	—
Mutual funds - blend	134,617	134,617	—	—
Total employee deferred compensation trust assets	$773,938	$773,938	—	—

		Fair Value Measurements Using
	Balance at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$293,990	$293,990	—	—

Employee deferred compensation trust assets
Money market funds	$125,112	$125,112	—	—
Mutual funds - bonds	38,705	38,705	—	—
Mutual funds - stocks	401,751	401,751	—	—
Mutual funds - blend	107,672	107,672	—	—
Total employee deferred compensation trust assets	$673,240	$673,240	—	—
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the activity in the allowance for credit losses from December 31, 2023, through December 31, 2025 (in thousands):

Allowance for Credit Losses
Balance as of December 31, 2023	$25,189
Charges to expense	5,286
Deductions	(8,009)
Other, including translation adjustments	(505)
Balance as of December 31, 2024	$21,961
Charges to expense	3,151
Deductions	(6,972)
Other, including translation adjustments	1,275
Balance as of December 31, 2025	$19,415
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
Leases.    The Company determines if a contractual arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities and noncurrent operating lease liabilities on the Consolidated Statements of Financial Position. The Company does not currently have finance leases.
ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the possession date (generally, this is the commencement date) of the lease based on the present value of lease payments over the lease term. The lease payments included in the present value are fixed lease payments and fixed management fees. The operating lease ROU assets include any payments made before the commencement date and exclude lease incentives. As most of the Company’s leases do not provide an implicit rate, the Company estimates its collateralized incremental borrowing rate, based on information available at the commencement date, in determining the present value of lease payments. The Company applies the portfolio approach in applying discount rates to its classes of leases. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company does not have any subleases. The Company does not currently have residual value guarantees or restrictive covenants in its leases. The Company has contracts with lease and non-lease components, which are accounted for on a combined basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and Intangible Assets.    Goodwill and intangible assets primarily consist of the cost of acquired companies in excess of the fair market value of their net tangible assets at the date of acquisition. Identifiable intangible assets are amortized over their lives, typically ranging from two to five years. Goodwill is not amortized, but is tested at least annually for impairment. The Company completed its annual goodwill impairment assessment during the second quarter in each of the years ended December 31, 2025, 2024 and 2023, and determined that no adjustment to the carrying value of goodwill was required. There were no events or changes in circumstances during the six months ended December 31, 2025, that caused the Company to perform an interim impairment assessment.
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
The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. Valuation allowances of $33.2 million and $26.4 million were recorded as of December 31, 2025, and 2024, respectively. The valuation allowances recorded related primarily to net operating losses in certain international operations. If such losses are ultimately utilized to offset future segment income, the Company will recognize a tax benefit up to the full amount of the valuation reserve.
Previously, the Organization of Economic Cooperation and Development (“OECD”), an international association of many countries including the U.S., introduced a framework to impose a 15% global minimum corporate tax, referred to as Pillar Two, effective for tax years beginning in 2024. On January 5, 2026, the OECD released new guidance establishing the Side-by-Side (“SbS”) program under the Pillar Two global minimum tax framework. The SbS program includes a Simplified Effective Tax Rate Safe Harbor, an extended Transitional Country-by-Country Reporting Safe Harbor, and a Substance-based Tax Incentive Safe Harbor. The Company does not expect the SbS guidance to materially affect its tax obligations and will continue to monitor global implementation.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Note B—New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Income Tax Disclosures. In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Under this ASU, public filers must disclose annually (1) specific categories in the rate reconciliation, and (2) provide additional information for reconciling items that meet a quantitative threshold, if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate. The new guidance is effective for public filers for annual periods beginning after December 15, 2024. The Company adopted the new guidance for the 2025 Form 10-K annual filing retrospectively, resulting in additional disclosures to the Company’s income tax footnote. The impact of the adoption did not effect the Company’s operating results, cash flows, or financial position.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
Financial Instruments Credit Losses Disclosures. In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments, Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Accounting Standards Codification 606, Revenue from Contracts with Customers. All entities with this practical expedient are to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets. This guidance is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company has evaluated the impact of the new guidance and determined that the adoption of this standard will not have a material impact on the Company’s consolidated financial statements and related disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Protiviti revenues. Protiviti’s consulting services are generally provided on a time-and-material basis, fixed-fee basis or unit basis. Revenues earned under time-and-material arrangements and fixed-fee arrangements are recognized using a proportional performance method. Revenue is measured using cost incurred relative to total estimated cost for the engagement to measure progress towards satisfying the Company’s performance obligations. Cost incurred represents work performed and thereby best depicts the transfer of control to the customer. Protiviti’s consulting services generally contain one or more performance obligation(s) which are satisfied over a period of time. Revenues are recognized over time as the performance obligations are satisfied, because the services provided do not have any alternative use to the Company, and contracts generally include language giving the Company an enforceable right to payment for services provided to date. Unit-based revenues are recognized when the service has transferred to the customer. Revenue is recognized based on unit price multiplied by the number of units delivered and based on specific terms outlined in contracts.
The Company periodically evaluates the need to provide for any losses on these projects, and losses are recognized when it is probable that a loss will be incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the Company’s revenues disaggregated by functional specialization and segments (in thousands):

	Year Ended December 31,
	2025	2024	2023
Contract talent solutions
Finance and accounting	$2,207,152	$2,454,119	$2,811,093
Administration and customer support	642,939	741,468	816,409
Technology	625,179	634,062	710,156
Elimination of intersegment revenues (a)	(485,187)	(471,777)	(442,326)
Total contract talent solutions	2,990,083	3,357,872	3,895,332
Permanent placement talent solutions	439,500	487,204	567,486
Protiviti	1,948,923	1,950,761	1,929,699
Total service revenues	$5,378,506	$5,795,837	$6,392,517
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
Contracts with multiple performance obligations are recognized as performance obligations are delivered, and contract value is allocated based on relative stand-alone selling values of the services and products in the arrangement. As of December 31, 2025, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $172.0 million. Of this amount, $160.2 million is expected to be recognized within the next 12 months. As of December 31, 2024, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $180.1 million.
Contract liabilities are recorded when cash payments are received or due in advance of performance and are reflected in accounts payable and accrued expenses on the Consolidated Statements of Financial Position. The following table sets forth the activity in contract liabilities from December 31, 2023, through December 31, 2025 (in thousands):

Contract
Liabilities
Balance as of December 31, 2023	$24,574
Payments in advance of satisfaction of performance obligations	44,138
Revenue recognized	(44,086)
Other, including translation adjustments	(621)
Balance as of December 31, 2024	$24,005
Payments in advance of satisfaction of performance obligations	40,677
Revenue recognized	(43,838)
Other, including translation adjustments	1,093
Balance as of December 31, 2025	$21,937

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note D—Other Current Assets
Other current assets consisted of the following (in thousands):

	December 31,
	2025	2024
Prepaid expenses	$55,899	$64,185
Unamortized cloud computing implementation costs	19,826	28,417
Other	56,467	53,712
Other current assets	$132,192	$146,314
Note E—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	December 31,
	2025	2024
Computer hardware	$107,138	$131,059
Computer software	229,595	224,609
Furniture and equipment	95,028	96,288
Leasehold improvements	205,603	200,565
Property and equipment, cost	637,364	652,521
Accumulated depreciation	(508,550)	(532,957)
Property and equipment, net	$128,814	$119,564
Note F—Leases
The Company has operating leases for corporate and field offices, and certain equipment. The Company’s leases have remaining lease terms of less than one year to 11 years, some of which include options to extend the leases for up to seven years, and some of which include options to terminate the leases within one year. Operating lease expense was $79.1 million, $82.5 million and $89.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Supplemental cash flow information related to leases consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for operating lease liabilities	$79,915	$91,143	$94,633
Right-of-use assets obtained in exchange for new operating lease liabilities	$75,613	$78,613	$91,762
Supplemental balance sheet information related to leases consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Weighted average remaining lease term for operating leases	4.6 years	4.6 years	4.3 years
Weighted average discount rate for operating leases	4.2%	3.9%	3.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum lease payments under noncancelable leases as of December 31, 2025, were as follows (in thousands):

2026	$79,286
2027	59,736
2028	44,995
2029	32,942
2030	22,317
Thereafter	34,217
Less: Imputed interest	(27,955)
Present value of operating lease liabilities (a)	$245,538
(a) Includes current portion of $69.8 million for operating leases.
As of December 31, 2025, the Company had additional future minimum lease obligations totaling $73.0 million under executed operating lease contracts that had not yet commenced. These operating leases include agreements for corporate and field office facilities with lease terms of three years to 11 years.
Note G—Goodwill
The following table sets forth the activity in goodwill from December 31, 2023, through December 31, 2025 (in thousands):

	Goodwill
	Contract talent solutions	Permanent placement talent solutions	Protiviti	Total
Balance as of December 31, 2023	$134,287	$26,131	$77,552	$237,970
Foreign currency translation adjustments	(349)	(68)	(373)	(790)
Balance as of December 31, 2024	$133,938	$26,063	$77,179	$237,180
Acquisitions (a)	1,205	235	10,978	12,418
Foreign currency translation adjustments	555	108	1,208	1,871
Balance as of December 31, 2025	$135,698	$26,406	$89,365	$251,469

(a) In April 2025, the Company expanded its operations through two acquisitions. These transactions, executed via the Company’s wholly owned subsidiaries, resulted in the recognition of $12.4 million in goodwill.

Note H—Other Noncurrent Assets
Other noncurrent assets consisted of the following (in thousands):

	December 31,
	2025	2024
Unamortized cloud computing implementation costs, noncurrent	$17,764	$10,517
Other intangible assets, net	1,840	1,218
Other noncurrent assets	$19,604	$11,735

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note I—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	December 31,
	2025	2024
Payroll and benefits	$333,270	$330,803
Payroll taxes	36,366	29,513
Workers’ compensation	12,384	12,469
Accrued payroll and benefit costs	$382,020	$372,785
Note J—Employee Deferred Compensation Plans
The Company provides various qualified defined contribution 401(k) plans covering eligible employees. The plans offer a savings feature with the Company matching employee contributions. Assets of this plan are held by an independent trustee for the sole benefit of participating employees.
Nonqualified plans are provided for employees on a discretionary basis, including those not eligible for the qualified plans. These plans include provisions for salary deferrals and discretionary contributions. The asset value of the nonqualified plans was $773.9 million and $673.2 million as of December 31, 2025, and December 31, 2024, respectively. The Company holds these assets to satisfy the Company’s liabilities under its deferred compensation plans. The liability value for the nonqualified plans was $771.6 million and $678.4 million as of December 31, 2025, and December 31, 2024, respectively.
Contribution expenses for the Company’s qualified and nonqualified defined contribution plans were $47.0 million, $46.6 million and $42.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company has statutory defined contribution plans and defined benefit plans outside the United States of America, which are not material.
Note K—Income Taxes
The provision for income taxes for the years ended December 31, 2025, 2024 and 2023, consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$15,402	$76,083	$108,825
State	7,884	28,090	38,365
Foreign	14,080	20,400	34,885
Deferred:
Federal	21,264	(10,674)	(12,276)
State	7,087	(3,838)	(3,990)
Foreign	(4,355)	(3,988)	(372)
	$61,362	$106,073	$165,437
Income before the provision for income taxes for the years ended December 31, 2025, 2024 and 2023, consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S.	$200,201	$332,547	$485,291
Foreign	(5,849)	25,124	91,292
	$194,352	$357,671	$576,583

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income taxes shown above varied from the statutory federal income tax rates for these periods as follows (in thousands, except for percentages):

	Year Ended December 31,
	2025		2024		2023
	$	%	$	%	$	%
U.S. federal statutory tax rate	$40,814	21.0%	$75,111	21.0%	$121,082	21.0%
State and local income taxes, net of federal tax effect (a)	11,190	5.8	18,137	5.1	27,354	4.7
Foreign tax effects	9,418	4.9	8,695	2.4	14,039	2.4
Effect of cross-border tax laws
Foreign-derived intangible income	(2,058)	(1.1)	(2,219)	(0.6)	(1,628)	(0.3)
Other	(1,498)	(0.8)	(1,669)	(0.5)	(254)	0.0
Tax credits
Work opportunity tax credits	(4,850)	(2.5)	(4,110)	(1.1)	(5,121)	(0.9)
Other tax credits	(500)	(0.2)	(500)	(0.1)	(500)	(0.1)
Nontaxable or nondeductible items
Compensation book/tax differences	4,899	2.5	6,303	1.8	7,734	1.3
Meals & entertainment	3,907	2.0	3,488	1.0	2,791	0.5
Shared based compensation	3,202	1.7	873	0.2	72	0.0
Other	1,250	0.6	1,204	0.3	1,353	0.2
Unrecognized tax benefits	(3,648)	(1.9)	(2,536)	(0.7)	(826)	(0.1)
Other adjustments	(764)	(0.4)	3,296	0.9	(659)	0.0
Effective tax rate	$61,362	31.6%	$106,073	29.7%	$165,437	28.7%
(a)In 2025, state taxes in California, New Jersey, Illinois, Minnesota and New York made up the majority (majority is defined as greater than 50 percent) of the tax effect in this category. In 2024, state taxes in California, Illinois, New Jersey, Minnesota, Texas and New York made up the majority of the tax effect in this category. In 2023, state taxes in California, Illinois, New Jersey, New York and Minnesota made up the majority of the tax effect in this category.
Income taxes paid, net of refunds, for the years ended December 31, 2025, 2024 and 2023, consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Federal	$18,000	$83,000	$100,000
State	13,227	29,546	29,760
Foreign	10,406	31,069	38,728
Income taxes paid, net of refunds	$41,633	$143,615	$168,488

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income taxes paid (net of refunds) exceeded 5 percent of total income tax paid (net of refunds) in the following jurisdictions for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Foreign
Germany	$(2,140)	$13,579	$11,671
Belgium	$5,145	*	*
U.S.
California	$2,483	*	*
*Jurisdiction below the threshold for the period presented.
The deferred portion of the tax provision (benefit) for the years ended December 31, 2025, 2024 and 2023, consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Accrued expenses, deducted for tax when paid	$(22,367)	$(23,871)	$(23,456)
Internal-use software and capitalized costs	24,614	(6,677)	(11,054)
Depreciation	1,005	(1,343)	(330)
Unrealized gains from investments held in employee deferred compensation trusts	24,550	16,578	19,139
Other, net	(3,806)	(3,187)	(937)
	$23,996	$(18,500)	$(16,638)
The components of the deferred income tax amounts at December 31, 2025, and 2024, were as follows (in thousands):

	December 31,
	2025	2024
Deferred income tax assets
Employee deferred compensation and other benefit obligations	$212,739	$189,407
Credits and net operating loss carryforwards	44,568	31,337
Stock-based compensation	8,327	7,440
Allowance for credit losses	4,328	5,909
Workers’ compensation	2,259	2,467
Operating lease liabilities	43,204	43,230
Other	15,397	17,082
Total deferred income tax assets	330,822	296,872
Deferred income tax liabilities
Amortization of intangible assets	(21,470)	(20,816)
Property and equipment basis differences	(26,315)	(757)
Unrealized gains from investments held in employee deferred compensation trusts	(68,260)	(43,709)
Right-of-use assets	(33,648)	(35,213)
Other	(13,616)	(12,230)
Total deferred income tax liabilities	(163,309)	(112,725)
Valuation allowance	(33,216)	(26,417)
Total deferred income tax assets, net	$134,297	$157,730

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credits and net operating loss carryforwards include tax-effected net operating losses in foreign countries of $42.6 million that expire in 2026 and later, and foreign tax credits of $2.0 million that expire in 2030 and later. Valuation allowances of $31.2 million have been maintained against net operating loss carryforwards and other deferred items in foreign countries. In addition, a valuation allowance of $2.0 million has been maintained against the foreign tax credits.
As of December 31, 2025, the Company’s consolidated financial statements provide for any related U.S. tax liability on earnings of international subsidiaries that may be repatriated.
The following table reconciles the total amounts of gross unrecognized tax benefits from January 1, 2023, through December 31, 2025 (in thousands):

	2025	2024	2023
Balance at beginning of period	$8,619	$11,133	$12,260
Gross increases—tax positions in prior years	183	1,085	27
Gross decreases—tax positions in prior years	(4,299)	0	0
Gross increases—tax positions in current year	1,019	902	769
Lapse of statute of limitations	(3)	(4,501)	(1,923)
Balance at end of period	$5,519	$8,619	$11,133
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $5.3 million, $8.4 million and $11.1 million for 2025, 2024 and 2023, respectively.
The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The total amount of interest and penalties accrued as of December 31, 2025, is $0.9 million, including a $0.5 million decrease recorded in income tax expense during the year. The total amount of interest and penalties accrued as of December 31, 2024, was $1.4 million, including a $0.3 million increase recorded in income tax expense during the year. The total amount of interest and penalties accrued as of December 31, 2023, was $1.0 million, including a $0.4 million increase recorded in income tax expense during the year.
The Company’s major income tax jurisdictions are the U.S., Australia, Belgium, Brazil, Canada, Germany and the United Kingdom. For U.S. federal income tax, the Company remains subject to examination for 2022 and subsequent years. For major U.S. states, with few exceptions, the Company remains subject to examination for 2020 and subsequent years. Generally, for foreign countries, the Company remains subject to examination for 2018 and subsequent years. The Company concluded its Internal Revenue Service audit for the fiscal year ended December 31, 2021, and no material changes were identified.
Note L—Commitments and Contingencies
On March 23, 2015, Plaintiff Jessica Gentry, on her own behalf and on behalf of a putative class of allegedly similarly situated individuals, filed a complaint against the Company in the Superior Court of California, San Francisco County, which was subsequently amended on October 23, 2015. The complaint alleges that a putative class of current and former employees of the Company who resided in California, were denied compensation for the time they spent interviewing “for temporary and permanent employment opportunities” as well as performing activities related to the interview process. The class period runs from March 13, 2010, to present. Gentry seeks recovery on her own behalf and on behalf of the putative class in an unspecified amount for this allegedly unpaid compensation. Gentry also seeks recovery of an unspecified amount for the alleged failure of the Company to provide her and the putative class with accurate wage statements. Gentry also seeks an unspecified amount of other damages, attorneys’ fees and statutory penalties, including penalties for allegedly not paying all wages due upon separation and civil penalties on behalf of herself and other allegedly “aggrieved employees” as defined by California’s Labor Code Private Attorney General Act (“PAGA”). On January 4, 2016, the Court denied a motion by the Company to compel all of Gentry’s claims, except the PAGA claim, to individual arbitration. On March 8, 2024, the Court issued an order certifying: (1) a class of California-based temporary employees who attended at least one uncompensated interview with a third-party client at any time since March 13, 2010; (2) a subclass of class members who held a prior temporary job assignment before interviewing for a subsequent assignment; and (3) a subclass of class members who are no longer employed by the Company (i.e., a “waiting time penalties” subclass). The first phase of the trial in the case on the issue of liability as to the Plaintiff and the class commenced on November 3, 2025. Closing arguments were delivered on January 23, 2026, at which hearing the court requested further legal briefs to be delivered February 13, 2026. The Court is permitting Robert Half to file a motion for decertification. . The timing of a liability ruling is not expected until after a case management conference on March 19, 2026. If the Court’s order on the liability phase finds in favor of Plaintiff on any of her claims, the case will move on to a second phase

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the trial on the calculation of damages later this year. This phase will have its own discovery and its own separate trial. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding and, accordingly, no amounts have been provided in the Company’s Financial Statements. The Company believes it has meritorious defenses to the allegations and the Company intends to continue to vigorously defend against the litigation.
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
On May 28, 2025, the Company entered into a $100.0 million credit agreement (the “2025 Credit Agreement”) which matures in May 2030. Borrowings under the 2025 Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the adjusted term Secured Overnight Financing Rate (“SOFR”), plus an applicable margin. The 2025 Credit Agreement is subject to certain financial covenants, and the Company was in compliance with these covenants as of December 31, 2025. As of December 31, 2025, the Company had no borrowings under the Credit Agreement, and maintained $10.1 million in standby letters of credit to satisfy workers’ compensation insurer’s collateral requirements.
In connection with entering into the 2025 Credit Agreement, the Company terminated its prior Credit Agreement dated May 11, 2020 (as amended from time to time, the “2020 Credit Agreement”). At the time of termination, the 2020 Credit Agreement provided for up to $100 million of borrowings and the Company had no outstanding borrowings. There were no early termination fees associated with the Company’s termination of the 2020 Credit Agreement. There were no borrowings outstanding under the 2020 Credit Agreement as of December 31, 2025.
Note M—Stockholders’ Equity
Stock Repurchase Program.    As of December 31, 2025, the Company is authorized to repurchase, from time to time, up to 5.6 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the years ended December 31, 2025, 2024 and 2023, are reflected in the following table (in thousands):

	Year Ended December 31,
	2025	2024	2023
Common stock repurchased (in shares)	1,702	3,507	3,047
Common stock repurchased	$79,589	$248,437	$231,578

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. The number and the cost of employee stock plan repurchases made during the years ended December 31, 2025, 2024 and 2023, are reflected in the following table (in thousands):

	Year Ended December 31,
	2025	2024	2023
Repurchases related to employee stock plans (in shares)	193	297	331
Repurchases related to employee stock plans	$10,977	$23,394	$25,868
The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for each of the three years ended December 31, 2025, 2024 and 2023 (consisting of purchase of shares for the treasury) is presented in the Consolidated Statements of Stockholders’ Equity.
Dividends.  The Company’s Board of Directors may, at their discretion, declare and pay cash dividends upon the shares of the Company’s stock, either out of the Company’s retained earnings or additional paid-in capital. The dividends declared per share were $2.36, $2.12 and $1.92 during the years ended December 31, 2025, 2024 and 2023, respectively.
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
During the year ended December 31, 2025, the Company granted performance shares to its executives in the form of restricted stock. The shares granted contain (1) a performance condition based on Return on Invested Capital (“ROIC”), and (2) a market condition based on Total Shareholder Return (“TSR”). The ROIC performance condition and the TSR market condition measure the Company’s performance against a peer group. Shares will be delivered at the end of a three-year vesting, TSR and ROIC performance period based on the Company’s actual performance compared to the peer group. The ROIC performance condition is calculated first and has a range of possible outcomes of zero percent (0%) to one-hundred fifty percent (150%). The TSR condition is considered a modifier of the ROIC performance condition. The range for the TSR condition is seventy-five percent (75%) to one-hundred twenty-five percent (125%). The result calculated by multiplying the ROIC percentage by the TSR percentage is used to calculate the actual number of shares earned. The fair value of this award was determined using a Monte Carlo simulation with the following weighted average assumptions: a historical volatility of 28.3%, a 0% dividend yield, and a risk-free interest rate of 3.9%. The historical volatility was based on the most recent 2.8-year period for the Company and the components of the peer group. The stock price movements have been modeled such that the dividends are incorporated in the returns of each company’s stock, therefore the Monte Carlo simulation reflects a 0% dividend yield for each stock. The use of a 0% dividend yield is mathematically equivalent to including the dividends in the calculation of TSR. The risk-free interest rate is equal to the yield, as of the valuation date, of the zero-coupon U.S. Treasury bill that is commensurate with the remaining performance period.
Unrecognized compensation cost is expected to be recognized over the next four years. Total unrecognized compensation cost, net of estimated forfeitures, for restricted stock and stock units was $79.8 million, $90.3 million and $93.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects activity under all stock plans from December 31, 2022, through December 31, 2025, and the weighted average exercise prices (in thousands, except per share amounts):

	Non-Executive Officer Time-Based Awards		Performance-Based Awards With Market Conditions
	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/ Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2022	908	$88.74	504	$89.84
Granted	612	$79.98	357	$76.42
Restrictions lapsed	(389)	$77.98	(401)	$66.86
Forfeited	(32)	$86.85	—	—
Outstanding, December 31, 2023	1,099	$87.72	460	$99.47
Granted	533	$79.48	320	$86.03
Restrictions lapsed	(424)	$83.72	(305)	$88.77
Forfeited	(32)	$85.09	—	—
Outstanding, December 31, 2024	1,176	$85.50	475	$97.29
Granted	661	$57.92	280	$59.48
Restrictions lapsed	(404)	$88.16	(128)	$136.28
Forfeited	(66)	$72.46	—	—
Outstanding, December 31, 2025	1,367	$72.02	627	$72.38
The total fair value of shares vested was $30.2 million, $57.3 million and $62.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
At December 31, 2025, the total number of available shares to grant under the plans (consisting of either restricted stock, stock units, stock appreciation rights or options to purchase common stock) was approximately 1.8 million.
Note O—Net Income Per Share
The calculation of net income per share for the years ended December 31, 2025, 2024 and 2023, is reflected in the following table (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Net income	$132,990	$251,598	$411,146
Basic:
Weighted average shares	100,116	102,661	105,530
Diluted:
Weighted average shares	100,116	102,661	105,530
Dilutive effect of potential common shares	196	367	544
Diluted weighted average shares	100,312	103,028	106,074
Net income per share:
Basic	$1.33	$2.45	$3.90
Diluted	$1.33	$2.44	$3.88
Potential common shares include the dilutive effect of unvested performance-based restricted stock, restricted stock which contains forfeitable rights to dividends and stock units.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The accounting policies of the segments are set forth in Note A—“Summary of Significant Accounting Policies.”
The following tables provide a reconciliation of service revenues and segment income by reportable segment to consolidated results (in thousands):

	Year Ended December 31,
Contract Talent Solutions	2025	2024	2023

Service revenues(1)	$2,990,083	$3,357,872	$3,895,332
Segment costs of services(2)	1,823,322	2,041,348	2,346,020
Compensation expenses(3)	842,438	884,121	934,024
Other(4)	275,702	301,885	322,473
Segment selling, general and administrative expenses	1,118,140	1,186,006	1,256,497
Segment income	$48,621	$130,518	$292,815

	Year Ended December 31,
Permanent Placement Talent Solutions	2025	2024	2023

Service revenues(1)	$439,500	$487,204	$567,486
Segment costs of services(2)	795	985	1,105
Compensation expenses(3)	342,245	359,205	405,747
Other(4)	74,896	80,962	85,630
Segment selling, general and administrative expenses	417,141	440,167	491,377
Segment income	$21,564	$46,052	$75,004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
Protiviti	2025	2024	2023

Service revenues(1)	$1,948,923	$1,950,761	$1,929,699
Segment costs of services(2)	1,528,314	1,487,511	1,454,127
Compensation expenses(3)	97,943	93,296	88,337
Other(4)	210,298	210,971	202,444
Segment selling, general and administrative expenses	308,241	304,267	290,781
Segment income	$112,368	$158,983	$184,791

	Year Ended December 31,
Combined Segment	2025	2024	2023

Service revenues(1)	$5,378,506	$5,795,837	$6,392,517
Costs of services(2)	3,352,431	3,529,844	3,801,252
Compensation expenses(3)	1,282,626	1,336,622	1,428,108
Other(4)	560,896	593,818	610,547
Selling, general and administrative expenses	1,843,522	1,930,440	2,038,655
Combined segment income	182,553	335,553	552,610
Interest income, net	(11,799)	(22,118)	(23,973)
Income before income taxes	$194,352	$357,671	$576,583
(1)Service revenues presented above are shown net of eliminations of intersegment revenues. Intersegment revenues between the contract talent solutions segment and the Protiviti segment were $485.2 million, $471.8 million and $442.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. Service revenues related to the intersegment activity are reflected in the Protiviti segment.
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
The Company operates internationally, with operations in North America, South America, Europe, Asia and Australia. Revenues have been attributed to geographic location based on the location of the legal entity generating revenues. The following table represents service revenues by geographic location (in thousands):

	Year Ended December 31,
	2025	2024	2023
Service revenues (a)
U.S.	$4,171,327	$4,519,506	$4,957,163
International (b)	1,207,179	1,276,331	1,435,354
	$5,378,506	$5,795,837	$6,392,517
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
The following table represents long-lived assets, net, which includes property, plant and equipment, net, right-of-use assets and noncurrent deferred income taxes, by geographic location (in thousands):

	December 31,
	2025	2024
Long-lived assets, net
U.S.	$343,056	$375,936
International	123,125	100,132
	$466,181	$476,068
The following table represents depreciation expense by segment (in thousands):

	Year Ended December 31,
	2025	2024	2023
Depreciation expense
Contract talent solutions	$24,488	$26,230	$25,803
Permanent placement talent solutions	7,958	8,533	8,786
Protiviti	17,585	17,290	16,775
	$50,031	$52,053	$51,364
Note Q—Subsequent Events
On February 12, 2026, the Company announced the following:

Quarterly dividend per share	$0.59
Declaration date	February 12, 2026
Record date	February 25, 2026
Payment date	March 13, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Robert Half Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedule listed in the index appearing under Item 15(a)(2), of Robert Half Inc. and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition – Protiviti revenue relating to time-and-material and fixed-fee arrangements
As described in Note C to the consolidated financial statements, the Company recorded service revenue related to Protiviti of $1.95 billion for the year ended December 31, 2025. Protiviti consulting services are generally provided on a time-and-material basis, fixed-fee basis, or unit basis. Revenues earned under time-and-material and fixed-fee arrangements are recognized using a proportional performance method. Revenue is measured using cost incurred relative to the total estimated cost for the engagement to measure progress towards satisfying the Company’s performance obligations. Protiviti’s consulting services generally contain one or more performance obligation(s) which are satisfied over a period of time.
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
February 13, 2026
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
Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Item 9B. Other Information
None.

PART III
The information required by Items 10 through 14 of Part III is incorporated by reference from Item 1 of this report and from the Company’s Proxy Statement, under the captions “Directors,” “Beneficial Stock Ownership,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Transactions with Related Persons,” “The Board and Committees,” “Auditor Matters,” “Insider Trading Policy,” and “Compensation,” which Proxy Statement will be mailed to stockholders in connection with the registrant’s annual meeting of stockholders, which is scheduled to be held in May 2026. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025.

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

*10.4	Form of Indemnification Agreement for Directors of the Registrant, incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and (ii) Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (P).

*10.5
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

*10.7	Form of Part-Time Employment Agreement, as amended and restated, incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

*10.8
Annual Performance Bonus Plan, as amended and restated effective February 13, 2024, incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

*10.9	Summary of Outside Director Cash Remuneration, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.

*10.10	Stock Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

*10.11	Stock Incentive Plan—Form of Stock Option Agreement for Executive Officers, incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K dated May 3, 2005.

*10.12	Stock Incentive Plan—Form of Stock Option Agreement for Outside Directors, incorporated by reference to Exhibit 99.6 to Registrant’s Current Report on Form 8-K dated May 3, 2005.
*10.13
*10.13
Stock Incentive Plan—Form of Restricted Share Agreement for Executive Officers effective October 29, 2020, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020.

*10.14
Stock Incentive Plan—Form of Restricted Share Agreement for Independent Directors effective October 29, 2020, incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020.

10.15
Credit Agreement, dated as of May 11, 2020, among the Company, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated May 15, 2020.

10.16
Guaranty, dated May 11, 2020, by Protiviti Inc. in favor of JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated May 15, 2020.

10.17	Amendment No.1, dated May 6, 2021 to Credit Agreement Dated as of May 11, 2020, incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K dated May 11, 2021.

10.18
Credit Agreement, dated as of May 28, 2025, among the Company and Bank of America, N.A., as administrative agent, swingline lender and L/C issuer, incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated May 28, 2025.

10.19
Guaranty, dated May 28, 2025, by Protiviti Inc., RH-TM Resources, Inc. and Protiviti Government Services, Inc. in favor of Bank of America, N.A., as administrative agent, incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated May 28, 2025.

*10.20
Part-Time Agreement dated July 31, 2023 between Registrant and Joseph A. Tarantino incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023.

*10.21
Protiviti U.S. Executive Management Savings Plan, as amended and restated effective July 17, 2023, incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

*10.22	Collateral Assignment of Split Dollar Insurance Agreement, incorporated by reference to (i) Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, and (ii) Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (P).

*10.23	Form of Amended and Restated Severance Agreement dated October 30, 2025.

19.1	Policy on Compliance with Securities Laws.

21.1	Subsidiaries of the Registrant

23.1	Independent Registered Public Accounting Firm’s Consent.

31.1	Rule 13a-14(a) Certification of Chief Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Rule 1350 Certification of Chief Executive Officer.

32.2	Rule 1350 Certification of Chief Rule 1350 Certification of Chief Financial Officer.

97.1	Robert Half Inc. Clawback Policy, incorporated by reference to Exhibit 97.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ROBERT HALF INC. (Registrant)

Date: February 13, 2026	By:	/s/ MICHAEL C. BUCKLEY
Michael C. Buckley Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 13, 2026	By:	/s/ HAROLD M. MESSMER, JR.
Harold M. Messmer, Jr. Chairman of the Board, and a Director

Date: February 13, 2026	By:	/s/ M. KEITH WADDELL
M. Keith Waddell
President Chief Executive Officer and a Director (Principal Executive Officer)

Date: February 13, 2026	By:	/s/ JANA L. BARSTEN
Jana L. Barsten, Director

Date: February 13, 2026	By:	/s/ JULIA L. CORONADO
Julia L. Coronado, Director

Date: February 13, 2026	By:	/s/ DIRK A. KEMPTHORNE
Dirk A. Kempthorne, Director

Date: February 13, 2026	By:	/s/ MARC H. MORIAL
Marc H. Morial, Director

Date: February 13, 2026	By:	/s/ ROBERT J. PACE
Robert J. Pace, Director

Date: February 13, 2026	By:	/s/ FREDERICK A. RICHMAN
Frederick A. Richman, Director

Date: February 13, 2026	By:	/s/ MARNIE H. WILKING
Marnie H. Wilking, Director

Date: February 13, 2026	By:	/s/ MICHAEL C. BUCKLEY
Michael C. Buckley Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Schedule II—Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Charged to Expenses	Deductions	Translation Adjustments	Balance at End of Period
Year ended December 31, 2023
Allowance for credit losses	$22,561	8,752	(6,486)	362	$25,189
Deferred tax valuation allowance	$23,571	6,816	(4,674)	59	$25,772
Year ended December 31, 2024
Allowance for credit losses	$25,189	5,286	(8,009)	(505)	$21,961
Deferred tax valuation allowance	$25,772	3,177	(1,325)	(1,207)	$26,417
Year ended December 31, 2025
Allowance for credit losses	$21,961	3,151	(6,972)	1,275	$19,415
Deferred tax valuation allowance	$26,417	5,519	(1,167)	2,447	$33,216