Form 10-Q
period 2026-03-31
ROBERT HALF INC.
filed 2026-05-01
CIK 315213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

 FORM 10-Q
______________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2026:
102,293,589 shares of $0.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$278,387	$464,435
Accounts receivable, net	776,361	748,457
Employee deferred compensation trust assets	758,778	773,938
Other current assets	155,966	132,192
Total current assets	1,969,492	2,119,022
Property and equipment, net	129,729	128,814
Right-of-use assets	206,550	203,050
Goodwill	250,977	251,469
Noncurrent deferred income taxes	123,539	134,317
Other noncurrent assets	23,415	19,604
Total assets	$2,703,702	$2,856,276
LIABILITIES
Accounts payable and accrued expenses	$145,681	$159,418
Accrued payroll and benefit costs	314,877	382,020
Employee deferred compensation plan obligations	737,960	771,630
Income taxes payable	1,206	1,644
Current operating lease liabilities	69,163	69,794
Total current liabilities	1,268,887	1,384,506
Noncurrent operating lease liabilities	182,815	175,744
Other noncurrent liabilities	20,769	20,169
Total liabilities	1,472,471	1,580,419
Commitments and Contingencies (Note K)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 260,000,000 shares; issued and outstanding 102,293,590 shares and 101,140,684 shares	102	101
Additional paid-in capital	1,264,330	1,304,939
Accumulated other comprehensive loss	(33,201)	(29,183)
Retained earnings	—	—
Total stockholders’ equity	1,231,231	1,275,857
Total liabilities and stockholders’ equity	$2,703,702	$2,856,276

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025

Service revenues	$1,300,179	$1,351,907
Costs of services	820,270	852,862
Gross margin	479,909	499,045
Selling, general and administrative expenses	442,998	460,163
Operating income	36,911	38,882
(Income) loss from investments held in employee deferred compensation trusts (which is completely offset by related costs and expenses - Note A)	8,227	20,171
Interest income, net	(2,758)	(3,572)
Income before income taxes	31,442	22,283
Provision for income taxes	17,652	4,933
Net income	$13,790	$17,350

Net income per share:
Basic	$0.14	$0.17
Diluted	$0.14	$0.17

Weighted average shares:
Basic	99,622	100,666
Diluted	99,899	101,015

Dividends declared per share	$0.59	$0.59

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2026	2025
COMPREHENSIVE INCOME (LOSS):
Net income	$13,790	$17,350
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(4,014)	11,433
Foreign defined benefit plan adjustments, net of tax	(4)	39
Total other comprehensive income (loss)	(4,018)	11,472
Total comprehensive income (loss)	$9,772	$28,822

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2025	101,141	$101	$1,304,939	$(29,183)	$—	$1,275,857
Net income	—	—	—	—	13,790	13,790
Other comprehensive income (loss)	—	—	—	(4,018)	—	(4,018)
Dividends declared ($0.59 per share)	—	—	(51,867)	—	(7,780)	(59,647)
Net issuances of restricted stock	1,402	1	(1)	—	—	—
Stock-based compensation	—	—	11,259	—	—	11,259
Repurchases of common stock	(249)	—	—	—	(6,010)	(6,010)
Balance at March 31, 2026	102,294	$102	$1,264,330	$(33,201)	$—	$1,231,231

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2024	102,199	$102	$1,418,150	$(65,138)	$24,889	$1,378,003
Net income	—	—	—	—	17,350	17,350
Other comprehensive income (loss)	—	—	—	11,472	—	11,472
Dividends declared ($0.59 per share)	—	—	(60,163)	—	—	(60,163)
Net issuances of restricted stock	823	1	(1)	—	—	—
Stock-based compensation	—	—	16,705	—	—	16,705
Repurchases of common stock	(858)	(1)	(7,905)	—	(42,239)	(50,145)
Balance at March 31, 2025	102,164	$102	$1,366,786	$(53,666)	$—	$1,313,222

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,790	$17,350
Adjustments to reconcile net income to net cash used in operating activities:
Allowance for credit losses	1,611	1,232
Depreciation	12,285	13,006
Amortization of cloud computing implementation costs	6,171	8,308
Amortization of intangible assets	214	304
Realized and unrealized (income) loss from investments held in employee deferred compensation trusts	9,947	22,111
Stock-based compensation	11,259	16,705
Deferred income taxes	10,778	3,967
Changes in operating assets and liabilities:
Accounts receivable	(31,610)	(8,305)
Capitalized cloud computing implementation costs	(8,289)	(6,160)
Accounts payable and accrued expenses	(15,678)	(23,244)
Accrued payroll and benefit costs	(66,148)	(48,462)
Employee deferred compensation plan obligations	(33,670)	(29,948)
Income taxes payable	1,377	3,784
Other assets and liabilities, net	(24,376)	(29,995)
Net cash flows used in operating activities	(112,339)	(59,347)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,495)	(12,394)
Investments in employee deferred compensation trusts	(25,436)	(42,420)
Proceeds from employee deferred compensation trust redemptions	30,649	22,106
Net cash flows used in investing activities	(3,282)	(32,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(6,119)	(49,935)
Dividends paid	(61,719)	(61,290)
Net cash flows used in financing activities	(67,838)	(111,225)
Effect of exchange rate fluctuations	(2,589)	8,170
Change in cash and cash equivalents	(186,048)	(195,110)
Cash and cash equivalents at beginning of period	464,435	537,583
Cash and cash equivalents at end of period	$278,387	$342,473

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Fund exchanges within employee deferred compensation trusts	$42,063	$53,230
The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2026

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
Basis of Presentation. The unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of the Company are prepared in conformity with accounting principles generally accepted (“GAAP”) in the United States of America (“U.S.”) and the rules of the Securities and Exchange Commission (“SEC”). The comparative year-end Condensed Consolidated Statement of Financial Position data presented was derived from audited financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the periods presented have been included. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2025, included in its Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for a full year.
Principles of Consolidation. The Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. As of March 31, 2026, such estimates include allowances for credit losses, variable consideration, workers’ compensation losses, accrued medical expenses, income and other taxes, and assumptions used in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions. Actual results and outcomes may differ from management’s estimates and assumptions.
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
Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs were $9.6 million and $12.0 million for the three months ended March 31, 2026, and 2025, respectively.
(Income) Loss from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation plan obligations change and adjustments are recorded in selling, general and administrative expenses or, in the case of Protiviti, costs of services. The value of the related investment trust assets also changes by an equal and offsetting amount, leaving no net cost to the Company, and therefore no effect on reported net income. The Company’s (income) loss from investments held in employee deferred compensation trusts consists of unrealized and realized gains and losses, and dividend income from trust investments, and is presented separately on the Condensed Consolidated Statements of Operations.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2026
The following table presents the Company’s (income) loss from investments held in employee deferred compensation trusts (in thousands):

	Three Months Ended March 31,
	2026	2025
Dividend income	$(1,720)	$(1,940)
Realized and unrealized losses	9,947	22,111
(Income) loss from investments held in employee deferred compensation trusts (which is completely offset by related costs and expense)	$8,227	$20,171
The following table presents the Company’s decrease in employee deferred compensation costs and expense related to changes in the fair value of trust assets for its nonqualified employee deferred compensation plans (in thousands):

	Three Months Ended March 31,
	2026	2025
Decrease in employee deferred compensation costs and expense related to changes in the fair value of trust assets	$(8,227)	$(20,171)
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
March 31, 2026
The following table summarizes the Company’s financial instruments by significant category and fair value measurement on a recurring basis (in thousands):

		Fair Value Measurements Using
	Balance at March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$99,880	$99,880	—	—

Employee deferred compensation trust assets
Money market funds	$140,884	$140,884	—	—
Mutual funds - bonds	47,197	47,197	—	—
Mutual funds - stocks	438,552	438,552	—	—
Mutual funds - blend	132,145	132,145	—	—
Total employee deferred compensation trust assets	$758,778	$758,778	—	—

		Fair Value Measurements Using
	Balance at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$276,809	$276,809	—	—

Employee deferred compensation trust assets
Money market funds	$141,760	$141,760	—	—
Mutual funds - bonds	44,496	44,496	—	—
Mutual funds - stocks	453,065	453,065	—	—
Mutual funds - blend	134,617	134,617	—	—
Total employee deferred compensation trust assets	$773,938	$773,938	—	—

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
Allowance for Credit Losses. The Company is exposed to credit losses resulting from the inability of its customers to make required payments. The Company establishes an allowance for these potential credit losses based on its review of customers’ credit profiles, historical loss statistics, prepayments, recoveries, age of customer receivable balances and current business conditions. The Company considers risk characteristics of trade receivables based on asset type and geographical locations to evaluate trade receivables on a collective basis. The Company applies credit loss estimates to these pooled receivables to determine expected credit losses.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2026
The following table sets forth the activity in the allowance for credit losses from December 31, 2025, through March 31, 2026 (in thousands):

Allowance for Credit Losses
Balance as of December 31, 2025	$19,415
Charges to expense	1,611
Deductions	(1,819)
Other, including foreign currency translation adjustments	(175)
Balance as of March 31, 2026	$19,032
Note B—New Accounting Pronouncements

Recently Adopted Accounting Pronouncements
Financial Instruments Credit Losses Disclosures. In July 2025, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05, Financial Instruments, Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. All entities with this practical expedient are to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets. This guidance is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted the new guidance as of January 1, 2026, and elected the practical expedient for the calculation of current expected credit losses. The impact of this adoption was not material to the Company’s consolidated financial statements and related disclosures.
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
Internal-Use Software Disclosures. In September 2025, the FASB issued ASU No. 2025-06, Intangibles, Goodwill and Other, Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this ASU removes all references to software development project stages so that the guidance is neutral to different software development methods. Under the new standard, entities will start capitalizing eligible costs when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The guidance is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial statements and related disclosures.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2026
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
Protiviti revenues. Protiviti’s consulting services are generally provided on a time-and-material basis, fixed-fee basis, or unit basis. Revenues earned under time-and-material arrangements and fixed-fee arrangements are recognized using a proportional performance method. Revenue is measured using cost incurred relative to total estimated cost for the engagement to measure progress toward satisfying the Company’s performance obligations. Cost incurred represents work performed and thereby best depicts the transfer of control to the customer. Protiviti’s consulting services generally contain one or more performance obligation(s) which are satisfied over a period of time. Revenues are recognized over time as the performance obligations are satisfied, because the services provided do not have any alternative use to the Company, and contracts generally include language giving the Company an enforceable right to payment for services provided to date. Unit-based revenues are recognized when the service has transferred to the customer. Revenue is recognized based on unit price multiplied by the number of units delivered and based on specific terms outlined in contracts.
The Company periodically evaluates the need to provide for any losses on these projects, and losses are recognized when it is probable that a loss will be incurred.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2026
The following table presents the Company’s revenues disaggregated by functional specialization and segments (in thousands):

	Three Months Ended March 31,
	2026	2025
Contract talent solutions
Finance and accounting	$538,753	$562,933
Administrative and customer support	149,335	165,627
Technology	153,758	152,542
Elimination of intersegment revenues (a)	(116,830)	(117,897)
Total contract talent solutions	725,016	763,205
Permanent placement talent solutions	109,004	112,091
Protiviti	466,159	476,611
Total service revenues	$1,300,179	$1,351,907
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
Contracts with multiple performance obligations are recognized as performance obligations are delivered, and contract value is allocated based on relative stand-alone selling values of the services and products in the arrangement. As of March 31, 2026, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $179.3 million. Of this amount, $166.9 million is expected to be recognized within the next 12 months. As of March 31, 2025, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $227.4 million.
Contract liabilities are recorded when cash payments are received or due in advance of performance and are reflected in accounts payable and accrued expenses on the unaudited Condensed Consolidated Statements of Financial Position. The following table sets forth the activity in contract liabilities from December 31, 2025, through March 31, 2026 (in thousands):

Contract Liabilities
Balance as of December 31, 2025	$21,937
Payments in advance of satisfaction of performance obligations	9,865
Revenue recognized	(15,924)
Other, including translation adjustments	(92)
Balance as of March 31, 2026	$15,786

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2026
Note D—Other Current Assets
Other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid expenses	$82,814	$55,899
Unamortized cloud computing implementation costs, current	17,945	19,826
Other	55,207	56,467
Other current assets	$155,966	$132,192

Note E—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Computer hardware	$108,422	$107,138
Computer software	231,392	229,595
Furniture and equipment	92,336	95,028
Leasehold improvements	211,507	205,603
Property and equipment, cost	643,657	637,364
Accumulated depreciation	(513,928)	(508,550)
Property and equipment, net	$129,729	$128,814

Note F—Leases
The Company has operating leases for corporate and field offices, and certain equipment. The Company’s leases have remaining lease terms of less than one year to 10 years, some of which include options to extend the leases for up to seven years, and some of which include options to terminate the leases within one year. Operating lease expense was $19.3 million and $20.0 million for the three months ended March 31, 2026 and 2025, respectively.
Supplemental cash flow information related to leases consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for operating lease liabilities	$21,306	$19,579
Right-of-use assets obtained in exchange for new operating lease liabilities	$25,196	$24,171
Supplemental balance sheet information related to leases consisted of the following:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term for operating leases	5.0 years	4.6 years
Weighted average discount rate for operating leases	4.3%	4.2%

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2026
Future minimum lease payments under noncancelable leases as of March 31, 2026, were as follows (in thousands):

2026 (excluding the three months ended March 31, 2026)	$61,769
2027	63,475
2028	48,434
2029	36,353
2030	25,184
Thereafter	48,132
Less: Imputed interest	(31,369)
Present value of operating lease liabilities (a)	$251,978
(a) Includes the current portion of $69.2 million for operating leases.
As of March 31, 2026, the Company had additional future minimum lease obligations totaling $50.5 million under executed operating lease contracts that had not yet commenced. These operating leases include agreements for corporate and field office facilities with lease terms of less than one year to 11 years.
Note G—Goodwill
The following table sets forth the activity in goodwill from December 31, 2025 through March 31, 2026 (in thousands):

	Goodwill
	Contract talent solutions	Permanent placement talent solutions	Protiviti	Total
Balance as of December 31, 2025	$135,698	$26,406	$89,365	$251,469
Foreign currency translation adjustments	(145)	(28)	(319)	(492)
Balance as of March 31, 2026	$135,553	$26,378	$89,046	$250,977
Note H—Other Noncurrent Assets
Other noncurrent assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Unamortized cloud computing implementation costs, noncurrent	$21,741	$17,764
Other intangible assets, net	1,674	1,840
Other noncurrent assets	$23,415	$19,604
Note I—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Payroll and benefits	$287,020	$333,270
Payroll taxes	15,709	36,366
Workers’ compensation	12,148	12,384
Accrued payroll and benefit costs	$314,877	$382,020

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2026
Note J—Employee Deferred Compensation Plan Obligations
The Company provides various qualified defined contribution 401(k) plans covering eligible employees. The plans offer a savings feature with the Company matching employee contributions. Assets of this plan are held by an independent trustee for the sole benefit of participating employees.
Nonqualified plans are provided for employees on a discretionary basis, including those not eligible for the qualified plans. These plans include provisions for salary deferrals and discretionary contributions. The asset value of the nonqualified plans was $758.8 million and $773.9 million as of March 31, 2026 and December 31, 2025, respectively. The Company holds these assets to satisfy the Company’s liabilities under its deferred compensation plans. The liability value for the nonqualified plans was $738.0 million and $771.6 million as of March 31, 2026 and December 31, 2025, respectively.
Contribution expenses for the Company’s qualified and nonqualified defined contribution plans were $7.0 million and $13.8 million for the three months ended March 31, 2026 and 2025, respectively.
The Company has statutory defined contribution plans and defined benefit plans outside the U.S., which are not material.

Note K—Commitments and Contingencies
On March 23, 2015, Plaintiff Jessica Gentry, on her own behalf and on behalf of a putative class of allegedly similarly situated individuals, filed a complaint against the Company in the Superior Court of California, San Francisco County, which was subsequently amended on October 23, 2015. The complaint alleges that a putative class of current and former employees of the Company working in California since March 13, 2010, were denied compensation for the time they spent interviewing “for temporary and permanent employment opportunities” as well as performing activities related to the interview process. Gentry seeks recovery on her own behalf and on behalf of the putative class in an unspecified amount for this allegedly unpaid compensation. Gentry also seeks recovery of an unspecified amount for the alleged failure of the Company to provide her and the putative class with accurate wage statements. Gentry also seeks an unspecified amount of other damages, attorneys’ fees and statutory penalties, including penalties for allegedly not paying all wages due upon separation to former employees and statutory penalties on behalf of herself and other allegedly “aggrieved employees” as defined by California’s Labor Code Private Attorneys General Act (“PAGA”). On January 4, 2016, the Court denied a motion by the Company to compel all of Gentry’s claims, except the PAGA claim, to individual arbitration. On March 8, 2024, the Court issued an order certifying: (1) a class of California-based temporary employees who attended at least one uncompensated interview with a third-party client at any time since March 13, 2010; (2) a subclass of class members who held a prior temporary job assignment before interviewing for a subsequent assignment; and (3) a subclass of class members who are no longer employed by the Company (i.e., a “waiting time penalties” subclass). The first phase of the trial on the issue of liability commenced on November 3, 2025. Closing arguments were delivered on January 23, 2026 and final briefs submitted. The Court’s findings and final order on the liability phase are expected prior to a case management conference currently scheduled for May 21, 2026. If the Court’s order on liability finds in favor of Plaintiff on any claims, the case will move to a second phase regarding damages which would have its own discovery and separate trial. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding and, accordingly, no amounts have been provided in the Company’s Financial Statements. The Company believes it has meritorious defenses to the allegations and the Company intends to continue to vigorously defend against the litigation.
On April 6, 2018, Plaintiff Shari Dorff, on her own behalf and on behalf of a putative class of allegedly similarly situated individuals, filed a complaint against the Company in the Superior Court of California, County of Los Angeles. In addition to certain claims individual to Plaintiff Dorff, the complaint alleges that salaried recruiters based in California have been misclassified as exempt employees and seeks an unspecified amount for: unpaid wages resulting from such alleged misclassification; alleged failure to provide a reasonable opportunity to take meal periods and rest breaks; alleged failure to pay wages on a timely basis both during employment and upon separation; alleged failure to comply with California requirements regarding wage statements and record-keeping; and alleged improper denial of expense reimbursement. Plaintiff Dorff also seeks an unspecified amount of other damages, attorneys’ fees and penalties, including but not limited to statutory penalties on behalf of herself and other allegedly “aggrieved employees” as defined by PAGA. On April 8, 2026, Dorff’s motion for

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2026
certification of a class was heard by the Court. On April 20, 2026, the Court issued an order denying Dorff’s motion for certification of a class. Dorff has 10 days to seek reconsideration of the Court’s ruling or file a petition for writ relief from the Court’s order. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding and, accordingly, no amounts have been provided in the Company’s Financial Statements. The Company believes it has meritorious defenses to the allegations and the Company intends to continue to vigorously defend against the litigation.
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
The Company has a $100.0 million credit agreement (the “2025 Credit Agreement”) which matures in May 2030. Borrowings under the 2025 Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the adjusted term Secured Overnight Financing Rate (“SOFR”), plus an applicable margin. The 2025 Credit Agreement is subject to certain financial covenants, and the Company was in compliance with these covenants as of March 31, 2026. As of March 31, 2026, the Company had no cash borrowings under the 2025 Credit Agreement, and maintained $10.1 million in standby letters of credit to satisfy workers’ compensation insurers’ collateral requirements.

Note L—Stockholders’ Equity
Stock Repurchase Program. As of March 31, 2026, the Company is authorized to repurchase, from time to time, up to 5.6 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the three months ended March 31, 2026 and 2025, are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2026	2025
Common stock repurchased (in shares)	—	668
Common stock repurchased	$—	$39,279
Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. The number and the cost of employee stock plan repurchases made during the three months ended March 31, 2026 and 2025, are reflected in the following table (in thousands):

	Three Months Ended March 31,
	2026	2025
Repurchases related to employee stock plans (in shares)	249	190
Repurchases related to employee stock plans	$6,010	$10,866

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for the three months ended March 31, 2026 and 2025 (consisting of purchases of shares for the treasury), is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.
Repurchases of shares and issuances of dividends are applied first to the extent of retained earnings and any remaining amounts are applied to additional paid-in capital.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2026
Note M—Net Income Per Share
The calculation of net income per share for the three months ended March 31, 2026 and 2025, is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Net income	$13,790	$17,350
Basic:
Weighted average shares	99,622	100,666
Diluted:
Weighted average shares	99,622	100,666
Dilutive effect of potential common shares	277	349
Diluted weighted average shares	99,899	101,015
Net income per share:
Basic	$0.14	$0.17
Diluted	$0.14	$0.17

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

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2026
The following tables provide a reconciliation of service revenues and segment income by reportable segment to consolidated results (in thousands):

	Three Months Ended March 31,
Contract Talent Solutions	2026	2025
Service revenues(1)	$725,016	$763,205
Segment costs of services(2)	443,263	466,272
Compensation expenses(3)	206,511	220,982
Other(4)	65,929	69,260
Segment selling, general and administrative expenses	272,440	290,242
Segment income	$9,313	$6,691

	Three Months Ended March 31,
Permanent Placement Talent Solutions	2026	2025
Service revenues(1)	$109,004	$112,091
Segment costs of services(2)	278	230
Compensation expenses(3)	85,924	88,900
Other(4)	16,746	19,337
Segment selling, general and administrative expenses	102,670	108,237
Segment income	$6,056	$3,624

	Three Months Ended March 31,
Protiviti	2026	2025
Service revenues(1)	$466,159	$476,611
Segment costs of services(2)	378,733	390,399
Compensation expenses(3)	24,503	25,043
Other(4)	49,608	52,773
Segment selling, general and administrative expenses	74,111	77,816
Segment income	$13,315	$8,396

	Three Months Ended March 31,
Combined Segment	2026	2025
Service revenues(1)	$1,300,179	$1,351,907
Costs of services(2)	822,274	856,901
Compensation expenses(3)	316,938	334,925
Other(4)	132,283	141,370
Selling, general and administrative expenses	449,221	476,295
Combined segment income	28,684	18,711
Interest income, net	(2,758)	(3,572)
Income before income taxes	$31,442	$22,283

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
March 31, 2026
(1)Service revenues presented above are shown net of eliminations of intersegment revenues. Intersegment revenues between the contract talent solutions segment and the Protiviti segment were $116.8 million and $117.9 million for the three months ended March 31, 2026 and 2025, respectively. Service revenues related to the intersegment activity are reflected in the Protiviti segment.
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
(3)Includes payroll and applicable taxes, employee incentive compensation and other employee costs that are not included in direct costs as noted above.
(4)Other selling, general and administrative expenses is comprised of advertising, as well as other allocated expenses including lease expense, depreciation, cloud computing service costs and overhead costs. These costs are allocated to the individual segments based on an internal allocation method.
The following table represents depreciation expense by segment (in thousands):

	Three Months Ended March 31,
	2026	2025
Depreciation expense
Contract talent solutions	$5,965	$6,498
Permanent placement talent solutions	2,022	2,099
Protiviti	4,298	4,409
	$12,285	$13,006
Note O—Subsequent Events
On April 30, 2026, the Company announced the following:

Quarterly dividend per share	$0.59
Declaration date	April 30, 2026
Record date	May 22, 2026
Payment date	June 15, 2026

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
Executive Overview
The Company’s service revenues for the first quarter of 2026 were $1.30 billion, a decrease of 3.8% from the prior year. Net income was $14 million, and diluted net income per share was $0.14. Although the Company’s results were impacted by the ongoing macroeconomic uncertainty that affected client and candidate confidence, we believe market conditions are becoming increasingly conducive to our business. As confidence continues to improve, even modest increases in hiring activity can drive incremental demand for our services.

Protiviti is navigating continued shifts in the bank regulatory enforcement environment in the U.S. This shift is influencing the nature of its work, with relatively fewer large-scale remediation engagements and increased demand for efficiency-oriented solutions, including the application of advanced technologies. This represents a significant future opportunity.
Demand for the Company’s contract talent solutions, permanent placement talent solutions and Protiviti is largely dependent upon general economic and labor trends, both domestically and abroad. The U.S. real gross domestic product increased at an annual rate of 2.0% during the first quarter 2026, compared to an increase of 0.5% during the fourth quarter of 2025.
The U.S. job market remains resilient with overall unemployment at 4.3%, as of March 31, 2026. Labor supply constraints remain. Particularly noteworthy is that the unemployment rate for college-educated professionals is holding steady at just 2.8%, with even lower rates prevailing among specialized accounting, finance and technology roles. Broader labor market indicators continue to point to underlying demand for skilled talent, and job openings continue to run above historical averages. Decision timelines remain extended but are beginning to improve as companies revisit postponed initiatives and consider hiring tied to business-critical priorities. Economic uncertainties related to the conflicts in the Middle East and higher energy costs have not yet significantly impacted client demand; however, concerns remain if these conditions persist.
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
The Company monitors various economic indicators and business trends in all of the countries in which it operates to anticipate demand for the Company’s services. These trends are evaluated to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends and productivity metrics. Visibility into future revenues is limited not only due to the dependence on macroeconomic and labor market conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, the Company’s headcount and other investments are typically assessed on at least a quarterly basis. During the first quarter of 2026, the Company’s headcount remained relatively flat for its contract talent solutions and permanent placement talent solutions segments, as well as administrative headcount, when compared to prior year-end levels, while Protiviti headcount decreased.
Critical Accounting Policies and Estimates
The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes to the Company’s critical accounting policies or estimates for the three months ended March 31, 2026.
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
Three Months Ended March 31, 2026 and 2025
Service Revenues. The Company’s revenues were $1.30 billion for the three months ended March 31, 2026, a decrease of 3.8% compared to $1.35 billion for the three months ended March 31, 2025. Revenues from U.S. operations decreased 7.1% to $988 million (76.0% of total revenue) for the three months ended March 31, 2026, compared to $1.06 billion (78.6% of total revenue) for the three months ended March 31, 2025. Revenues from international operations increased 8.1% to $312 million (24.0% of total revenue) for the three months ended March 31, 2026, compared to $289 million (21.4% of total revenue) for the three months ended March 31, 2025. Contributing factors for each reportable segment are discussed below in further detail.
Contract talent solutions revenues were $725 million for the three months ended March 31, 2026, decreasing by 5.0% compared to revenues of $763 million for the three months ended March 31, 2025. Key drivers of contract talent solutions revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. The decrease in contract talent solutions revenues for the three months ended March 31, 2026, was primarily due to a 7.2% decrease in the number of hours worked by the Company’s engagement professionals, partially offset by a 2.4% increase in average bill rates. On an adjusted basis, contract talent solutions revenues decreased 6.8% for the first quarter of 2026 compared to the first quarter of 2025. In the U.S., revenues in the first quarter of 2026 decreased 7.6% on a reported basis, and decreased 7.5% on an adjusted basis, compared to the first quarter of 2025. International revenues for the first quarter of 2026 increased 4.3% on a reported basis, and decreased 3.4% on an adjusted basis, compared to the first quarter of 2025.

Permanent placement talent solutions revenues were $109 million for the three months ended March 31, 2026, decreasing by 2.8% compared to revenues of $112 million for the three months ended March 31, 2025. Key drivers of permanent placement talent solutions revenues consist of the number of candidate placements and average fees earned per placement. The decrease in permanent placement talent solutions revenues for the three months ended March 31, 2026, was due to a 7.5% decrease in the number of placements, partially offset by a 4.7% increase in average fees earned per placement. On an adjusted basis, permanent placement talent solutions revenues decreased 4.7% for the first quarter of 2026 compared to the first quarter of 2025. In the U.S., revenues for the first quarter of 2026 decreased 5.9% on a reported basis, and decreased 5.7% on an adjusted basis, compared to the first quarter of 2025. International revenues for the first quarter of 2026 increased 5.7% on a reported basis, and decreased 0.9% on an adjusted basis, compared to the first quarter of 2025. Historically, demand for permanent placement talent solutions is even more sensitive to economic and labor market conditions than demand for contract talent solutions, and this is expected to continue.
Protiviti revenues were $466 million for the three months ended March 31, 2026, decreasing by 2.2% compared to revenues of $477 million for the three months ended March 31, 2025. Key drivers of Protiviti revenues are the billable hours worked on client engagements and average hourly bill rates. The decrease in Protiviti revenues for the three months ended March 31, 2026, was due to a 6.3% decrease in billable hours, partially offset by a 4.1% increase in average hourly bill rates. On an adjusted basis, Protiviti revenues decreased 3.8% for the first quarter of 2026 compared to the first quarter of 2025. In the U.S., revenues in the first quarter of 2026 decreased 6.4% on a reported basis, and decreased 6.3% on an adjusted basis, compared to the first quarter of 2025. International revenues for the first quarter of 2026 increased 16.0% on a reported basis, and increased 8.1% on an adjusted basis, compared to the first quarter of 2025.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended March 31, 2026, is presented in the following table:

	Global	United States	International
Contract talent solutions
As Reported	-5.0%	-7.6%	4.3%
Billing Days Impact	0.0%	0.1%	0.6%
Currency Impact	-1.8%	―	-8.3%
As Adjusted	-6.8%	-7.5%	-3.4%
Permanent placement talent solutions
As Reported	-2.8%	-5.9%	5.7%
Billing Days Impact	0.0%	0.2%	0.6%
Currency Impact	-1.9%	―	-7.2%
As Adjusted	-4.7%	-5.7%	-0.9%
Protiviti
As Reported	-2.2%	-6.4%	16.0%
Billing Days Impact	0.0%	0.1%	0.7%
Currency Impact	-1.6%	―	-8.6%
As Adjusted	-3.8%	-6.3%	8.1%
Gross Margin.    The Company’s gross margin dollars were $480 million for the three months ended March 31, 2026, decreasing 3.8% from $499 million for the three months ended March 31, 2025. Contributing factors for each reportable segment are discussed below in further detail.
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
Gross margin dollars for contract talent solutions were $282 million for the three months ended March 31, 2026, decreasing by 5.1% from $297 million for the three months ended March 31, 2025. As a percentage of revenues, gross margin dollars for contract talent solutions were 38.9% in both the first quarter of 2026 and 2025.

Gross margin dollars for permanent placement talent solutions represent revenues less reimbursable expenses. Gross margin dollars for permanent placement talent solutions were $109 million for the three months ended March 31, 2026, decreasing 2.8% from $112 million for the three months ended March 31, 2025. Because reimbursable expenses for permanent placement talent solutions are de minimis, the decrease in gross margin dollars is substantially explained by the decrease in revenues previously discussed.
Gross margin dollars for Protiviti represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of Protiviti’s gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s Protiviti staff. Gross margin dollars for Protiviti were $89 million for the three months ended March 31, 2026, decreasing 0.9% from $90 million for the three months ended March 31, 2025. As a percentage of revenues, reported gross margin dollars for Protiviti were 19.2% in the first quarter of 2026, up from 18.9% in the first quarter of 2025. As a percentage of revenues, adjusted gross margin dollars for Protiviti were 18.8% in the first quarter of 2026, up from 18.1% in the first quarter of 2025. The increase in adjusted gross margin percentage was primarily driven by the absence of cost reduction charges incurred in the prior year.
The Company’s gross margin by reporting segment is summarized as follows (in thousands):

	Three Months Ended March 31,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2026	2025	2026	2025	2026	2025	2026	2025
Gross Margin
Contract talent solutions	$281,753	$296,933	$281,753	$296,933	38.9%	38.9%	38.9%	38.9%
Permanent placement talent solutions	108,726	111,861	108,726	111,861	99.7%	99.8%	99.7%	99.8%
Protiviti	89,430	90,251	87,426	86,212	19.2%	18.9%	18.8%	18.1%
Total	$479,909	$499,045	$477,905	$495,006	36.9%	36.9%	36.8%	36.6%
The following tables provide reconciliations of the non-GAAP adjusted gross margin to reported gross margin for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31, 2026
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$281,753	38.9%	$108,726	99.7%	$89,430	19.2%	$479,909	36.9%
Adjustments (1)	—	—	—	—	(2,004)	(0.4%)	(2,004)	(0.1%)
As Adjusted	$281,753	38.9%	$108,726	99.7%	$87,426	18.8%	$477,905	36.8%

	Three Months Ended March 31, 2025
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$296,933	38.9%	$111,861	99.8%	$90,251	18.9%	$499,045	36.9%
Adjustments (1)	—	—	—	—	(4,039)	(0.8%)	(4,039)	(0.3%)
As Adjusted	$296,933	38.9%	$111,861	99.8%	$86,212	18.1%	$495,006	36.6%
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

Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, lease expense, depreciation, cloud computing service costs and overhead costs. The Company’s reported selling, general and administrative expenses were $443 million for the three months ended March 31, 2026, decreasing by 3.7% from $460 million for the three months ended March 31, 2025. As a percentage of revenues, reported selling, general and administrative expenses were 34.1% in the first quarter of 2026, up from 34.0% in the first quarter of 2025. The Company’s adjusted selling, general and administrative expenses were $449 million for the three months ended March 31, 2026, down 5.7% from $476 million for the three months ended March 31, 2025. As a percentage of revenues, adjusted selling, general and administrative expenses were 34.6% in the first quarter of 2026, down from 35.2% in the first quarter of 2025. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for contract talent solutions, on a reported basis, were $267 million for the three months ended March 31, 2026, decreasing by 3.3% from $276 million for the three months ended March 31, 2025. As a percentage of revenues, reported selling, general and administrative expenses for contract talent solutions were 36.8% in the first quarter of 2026, up from 36.2% in the first quarter of 2025. As a percentage of revenues, adjusted selling, general and administrative expenses for contract talent solutions were 37.6% in the first quarter of 2026, down from 38.0% in the first quarter of 2025, primarily driven by the absence of cost reduction charges incurred in the prior year, partially offset by negative leverage as revenues decreased as a result of economic conditions during the quarter.
Selling, general and administrative expenses for permanent placement talent solutions were $102 million for the three months ended March 31, 2026, decreasing by 4.1% from $106 million for the three months ended March 31, 2025. As a percentage of revenues, reported selling, general and administrative expenses for permanent placement talent solutions services were 93.4% in the first quarter of 2026, down from 94.7% in the first quarter of 2025. As a percentage of revenues, adjusted selling, general and administrative expenses for permanent placement talent solutions were 94.2% in the first quarter of 2026, down from 96.6% in the first quarter of 2025, primarily driven by the absence of cost reduction charges incurred in the prior year, partially offset by negative leverage as revenues decreased as a result of economic conditions during the quarter.
Selling, general and administrative expenses for Protiviti were $74 million for the three months ended March 31, 2026, decreasing by 4.8% from $78 million for the three months ended March 31, 2025. As a percentage of revenues, selling, general and administrative expenses for Protiviti services were 15.9% in the first quarter of 2026, down from 16.3% in the first quarter of 2025.
The Company’s selling, general and administrative expenses by reportable segment are summarized as follows (in thousands):

	Three Months Ended March 31,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2026	2025	2026	2025	2026	2025	2026	2025
Selling, General and Administrative Expenses
Contract talent solutions	$267,081	$276,212	$272,440	$290,242	36.8%	36.2%	37.6%	38.0%
Permanent placement talent solutions	101,806	106,135	102,670	108,237	93.4%	94.7%	94.2%	96.6%
Protiviti	74,111	77,816	74,111	77,816	15.9%	16.3%	15.9%	16.3%
Total	$442,998	$460,163	$449,221	$476,295	34.1%	34.0%	34.6%	35.2%
The following tables provide reconciliations of the non-GAAP selling, general and administrative expenses to reported selling, general and administrative expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31, 2026
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$267,081	36.8%	$101,806	93.4%	$74,111	15.9%	$442,998	34.1%
Adjustments (1)	5,359	0.8%	864	0.8%	—	—	6,223	0.5%
As Adjusted	$272,440	37.6%	$102,670	94.2%	$74,111	15.9%	$449,221	34.6%

	Three Months Ended March 31, 2025
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$276,212	36.2%	$106,135	94.7%	$77,816	16.3%	$460,163	34.0%
Adjustments (1)	14,030	1.8%	2,102	1.9%	—	—	16,132	1.2%
As Adjusted	$290,242	38.0%	$108,237	96.6%	$77,816	16.3%	$476,295	35.2%
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
Operating Income.   The Company’s operating income consists of gross margin less selling, general and administrative expenses. The Company’s reported operating income was $37 million for the three months ended March 31, 2026, down 5.1% compared to $39 million for the three months ended March 31, 2025. As a percentage of revenues, reported operating income was 2.8% in the first quarter of 2026, down from 2.9% in the first quarter of 2025. The Company’s adjusted operating income was $29 million for the three months ended March 31, 2026, up 53.3% from $19 million for the three months ended March 31, 2025. As a percentage of revenues, adjusted operating income was 2.2% in the first quarter of 2026, up from 1.4% in the first quarter of 2025. Since operating income is defined as gross margin less selling, general and administrative expenses, the year over year change is explained by factors previously discussed.
The Company’s operating income by reporting segment is summarized as follows (in thousands):

	Three Months Ended March 31,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2026	2025	2026	2025	2026	2025	2026	2025
Operating income
Contract talent solutions	$14,672	$20,721	$9,313	$6,691	2.0%	2.7%	1.3%	0.9%
Permanent placement talent solutions	6,920	5,726	6,056	3,624	6.3%	5.1%	5.6%	3.2%
Protiviti	15,319	12,435	13,315	8,396	3.3%	2.6%	2.9%	1.8%
Total	$36,911	$38,882	$28,684	$18,711	2.8%	2.9%	2.2%	1.4%

The following tables provide reconciliations of the non-GAAP adjusted operating income to reported operating income for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Contract talent solutions		Permanent placement talent solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Operating income
As Reported	$14,672	2.0%	$6,920	6.3%	$15,319	3.3%	$36,911	2.8%
Adjustments (1)	(5,359)	(0.7%)	(864)	(0.7%)	(2,004)	(0.4%)	(8,227)	(0.6%)
As Adjusted	$9,313	1.3%	$6,056	5.6%	$13,315	2.9%	$28,684	2.2%

	Three Months Ended March 31, 2025
	Contract talent solutions		Permanent placement talent solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Operating income
As Reported	$20,721	2.7%	$5,726	5.1%	$12,435	2.6%	$38,882	2.9%
Adjustments (1)	(14,030)	(1.8%)	(2,102)	(1.9%)	(4,039)	(0.8%)	(20,171)	(1.5%)
As Adjusted	$6,691	0.9%	$3,624	3.2%	$8,396	1.8%	$18,711	1.4%
(1)Changes in the Company’s employee deferred compensation plan obligations are included in operating income. The non-GAAP financial adjustments shown in the table above are to reclassify investment (income) loss from investments held in employee deferred compensation trusts to the same line item that includes the corresponding change in obligation. These adjustments have no impact on income before income taxes.
(Income) Loss from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation plan obligations change and adjustments are recorded in selling, general and administrative expenses, or in the case of Protiviti, costs of services. The value of the related investment trust assets also changes by the equal and offsetting amount, leaving no net costs to the Company, and therefore no effect on reported net income. The Company’s (income) loss from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments and is presented separately on the unaudited Condensed Consolidated Statements of Operations. The Company’s loss from investments held in employee deferred compensation trusts was $8 million and $20 million for the three months ended March 31, 2026 and 2025, respectively. The loss from trust investments during the first quarter of 2026 was due to negative market returns.
Provision for income taxes. The provision for income taxes was 56.1% and 22.1% for the three months ended March 31, 2026 and 2025, respectively. The higher tax rate for 2026 can be primarily attributed to a tax charge in the current quarter related to employee stock-based compensation grants, the majority of which vest in the first quarter, and the magnified impact of non-deductible tax items when measured against seasonally low pre-tax income in the current quarter.
Liquidity and Capital Resources
The change in the Company’s liquidity during the three months ended March 31, 2026 and 2025, is primarily the effect of funds used in operations, as well as funds used for capital expenditures, investment in employee deferred compensation trusts, net of redemptions from employee deferred compensation trusts, repurchases of common stock, and payment of dividends. Cash outflows are typically elevated in the first quarter due to the annual payment cycle for bonuses and software subscription renewals.
Cash and cash equivalents were $278 million and $342 million at March 31, 2026 and 2025, respectively. Operating activities used net cash flows of $112 million during the three months ended March 31, 2026, combined with $3 million and $68 million of net cash used in investing activities and financing activities, respectively. Operating activities used net cash flows of $59 million during the three months ended March 31, 2025, combined with $33 million and $111 million of net cash used in investing activities and financing activities, respectively. Fluctuations in foreign currency exchange rates had the effect of decreasing reported cash and cash equivalents by $3 million during the three months ended March 31, 2026, compared to an increase of $8 million during the three months ended March 31, 2025.
Operating activities—Net cash used in operating activities for the three months ended March 31, 2026, was $112 million. This was composed of net income of $14 million adjusted upward for non-cash items of $52 million, offset by net cash used in changes in working capital of $178 million. Net cash used in operating activities for the three months ended March 31, 2025, was $59 million. This was composed of net income of $17 million adjusted upward for non-cash items of $66 million, offset by net cash used in changes in working capital of $142 million.

Investing activities—Cash used in investing activities for the three months ended March 31, 2026, was $3 million. This was composed of capital expenditures of $9 million, investments in employee deferred compensation trusts of $25 million, partially offset by proceeds from employee deferred compensation trust redemptions of $31 million. Cash used in investing activities for the three months ended March 31, 2025, was $33 million. This was composed of capital expenditures of $12 million and investments in employee deferred compensation trusts of $43 million, partially offset by proceeds from employee deferred compensation trust redemptions of $22 million.
Capital expenditures, including $8 million related to cloud computing implementations, for the three months ended March 31, 2026, totaled $17 million, approximately 75% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s sustainability and future growth opportunities. Capital expenditures for cloud computing arrangements are included in cash flows from operating activities on the Company’s Condensed Consolidated Statements of Cash Flows. Capital expenditures included amounts spent on tenant improvements and furniture and equipment in the Company’s leased offices. The Company currently expects that 2026 capitalized expenditures will range from $70 million to $90 million, of which $55 million to $65 million relates to software initiatives and technology infrastructure, including capitalized costs relating to the implementation of cloud computing arrangements.
Financing activities—Cash used in financing activities for the three months ended March 31, 2026, was $68 million. This included repurchases of $6 million in common stock and $62 million in dividends paid to stockholders. Cash used in financing activities for the three months ended March 31, 2025, was $111 million. This included repurchases of $50 million in common stock and $61 million in dividends paid to stockholders.
As of March 31, 2026, the Company is authorized to repurchase, from time to time, up to 5.6 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. There were no open market repurchases during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company repurchased 0.7 million shares, at a cost of $39 million, on the open market. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. During the three months ended March 31, 2026 and 2025, such repurchases totaled 0.2 million shares, at a cost of $6 million, and 0.2 million shares, at a cost of $11 million, respectively. Repurchases of shares have been funded with cash generated from operations and from cash reserves.
The Company’s working capital at March 31, 2026, included $278 million in cash and cash equivalents, and $776 million in net accounts receivable, both of which will be a significant source of ongoing liquidity and financial resilience. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
There is limited visibility into future cash flows as the Company’s revenues and net income are largely dependent on macroeconomic conditions. The Company’s variable direct costs related to its contract talent solutions business will largely fluctuate in relation to its revenues.
The Company has a $100.0 million credit agreement (the “2025 Credit Agreement”) which matures in May 2030. Borrowings under the 2025 Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the adjusted term Secured Overnight Financing Rate (“SOFR”), or an alternative base rate, plus an applicable margin. The 2025 Credit Agreement is subject to certain financial covenants, and the Company was in compliance with these covenants as of March 31, 2026. The Company had no cash borrowings under the Credit Agreement as of March 31, 2026, and maintained $10.1 million in standby letters of credit to satisfy workers’ compensation insurers’ collateral requirements.
On April 30, 2026, the Company announced a quarterly dividend of $0.59 per share to be paid to all shareholders of record as of May 22, 2026. The dividend will be paid on June 15, 2026.
Material Cash Requirements from Contractual Obligations
Leases. As of March 31, 2026, the Company reported current and long-term operating lease liabilities of $69 million and $183 million, respectively. These balances consist of the minimum rental commitments for April 2026 and thereafter, discounted to reflect the Company’s cost of borrowing, under noncancelable lease contracts executed as of March 31, 2026.
The majority of these leases are for real estate. In the event the Company vacates a location prior to the end of the lease term, the Company may be obliged to continue making lease payments. For further information, see Note F—“Leases” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
Purchase Obligations. Purchase obligations are discussed in more detail in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended

December 31, 2025. There have been no material changes to the Company’s contractual purchase obligations during the first quarter of 2026.
Employee Deferred Compensation Plan. As of March 31, 2026, the Company reported employee deferred compensation plan obligations of $738 million in its accompanying unaudited Condensed Consolidated Statements of Financial Position. The balances are due to employees based upon elections they make at the time of deferring their funds. The timing of these payments may change based upon factors including termination of the Company’s employment arrangement with a participant. These obligations are funded through contributions to investment trusts, whose assets as of March 31, 2026, exceeded the obligations. Assets of these plans are held by an independent trustee for the sole benefit of participating employees and consist of money market funds and mutual funds. For further information, see Note J—“Employee Deferred Compensation Plan Obligations” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Because a portion of the Company’s service revenues are derived from its operations outside the U.S. and is denominated in local currencies, the Company is exposed to the impact of foreign currency fluctuations. The Company’s exposure to foreign currency exchange rates relates primarily to the Company’s foreign subsidiaries. Exchange rates impact the U.S. dollar value of the Company’s reported revenues, expenses, earnings, assets and liabilities.
For the three months ended March 31, 2026, approximately 24.0% of the Company’s revenues were generated outside of the U.S. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Australian dollar, Brazilian real, British pound, Canadian dollar and Euro, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s international markets, the Company’s reported results vary.
During the first three months of 2026, the U.S. dollar fluctuated, weakening against the Australian dollar, Brazilian real, British pound, Canadian dollar and Euro compared to the same period one year ago. Foreign currency exchange rates had the effect of increasing reported service revenues by $23.9 million, or 1.77%, in the first three months of 2026 compared to the same period one year ago. The fluctuation of the U.S. dollar also affected the reported level of expenses incurred in the Company’s international operations. Because substantially all the Company’s international operations generated revenues and incurred expenses within the same country and currency, the effect of higher reported revenues is largely offset by the increase in reported operating expenses. Reported net income was $0.3 million, or 1.9%, lower in the first three months of 2026, compared to the same period one year ago due to the effect of currency exchange rates. If currency exchange rates were to remain at March 31, 2026 levels throughout the remainder of 2026, the currency impact on the Company’s full-year reported revenues and operating expenses would be consistent with the first three months of 2026 results. These results will likely have an immaterial impact on reported net income.
For the one month ended April 30, 2026, the U.S. dollar weakened since March 31, 2026, against the primary currencies in which the Company conducts business. If foreign currency exchange rates were to remain at April 2026 levels throughout 2026, the currency impact on the Company’s full-year reported revenues would be favorable, offset by an unfavorable impact on operating expenses. These results will likely have an immaterial impact on reported net income.
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

ITEM 4. Controls and Procedures
Management, including the Company’s President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In accordance with this review, no material changes to controls and procedures were made in the three months ended March 31, 2026.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
As previously reported by the Company in its Annual Report on Form 10-K for the year ended December 31, 2025, Plaintiff Shari Dorff, on her own behalf and on behalf of a putative class of allegedly similarly situated individuals, filed a complaint against the Company in the Superior Court of California, County of Los Angeles. On April 8, 2026, Dorff’s motion for certification of a class was heard by the Court. On April 20, 2026, the Court issued an order denying Dorff’s motion for certification of a class. Dorff has 10 days to seek reconsideration of the Court’s ruling or petition for writ relief from the Court’s order.
Except as stated in the paragraph above, there have been no material developments with regard to any of the legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 1A. Risk Factors
For a discussion of the Company’s potential risks and uncertainties, see the information under the heading “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”).
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (b)
January 1, 2026 to January 31, 2026	—		$—	—	5,577,435
February 1, 2026 to February 28, 2026	153,022	(a)	$23.92	—	5,577,435
March 1, 2026 to March 31, 2026	96,015	(a)	$24.47	—	5,577,435
Total January 1, 2026 to March 31, 2026	249,037			—
(a)Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(b)Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 138,000,000 shares have been authorized for repurchase, of which 132,422,565 shares have been repurchased as of March 31, 2026.
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

ROBERT HALF INC. (Registrant)

/s/Michael C. Buckley
Michael C. Buckley Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: May 1, 2026