Form 10-Q
period 2026-09-30
ROBERT HALF INC.
filed 2026-10-30
CIK 315213

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

 FORM 10-Q
______________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2026:
102,351,225 shares of $0.001 par value Common Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(in thousands, except share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$321,291	$464,435
Accounts receivable, net	826,156	748,457
Employee deferred compensation trust assets	844,170	773,938
Other current assets	134,918	132,192
Total current assets	2,126,535	2,119,022
Property and equipment, net	127,063	128,814
Right-of-use assets	199,122	203,050
Goodwill	250,622	251,469
Noncurrent deferred income taxes	118,701	134,317
Other noncurrent assets	27,459	19,604
Total assets	$2,849,502	$2,856,276
LIABILITIES
Accounts payable and accrued expenses	$161,856	$159,418
Accrued payroll and benefit costs	380,203	382,020
Employee deferred compensation plan obligations	827,761	771,630
Income taxes payable	5,443	1,644
Current operating lease liabilities	64,531	69,794
Total current liabilities	1,439,794	1,384,506
Noncurrent operating lease liabilities	179,441	175,744
Other noncurrent liabilities	21,297	20,169
Total liabilities	1,640,532	1,580,419
Commitments and Contingencies (Note K)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 260,000,000 shares; issued and outstanding 102,350,326 shares and 101,140,684 shares	102	101
Additional paid-in capital	1,243,673	1,304,939
Accumulated other comprehensive loss	(34,805)	(29,183)
Retained earnings	—	—
Total stockholders’ equity	1,208,970	1,275,857
Total liabilities and stockholders’ equity	$2,849,502	$2,856,276

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Service revenues	$1,359,297	$1,354,477	$3,995,841	$4,076,127
Costs of services	827,202	850,246	2,509,810	2,563,377
Gross margin	532,095	504,231	1,486,031	1,512,750
Selling, general and administrative expenses	457,247	490,643	1,436,571	1,458,740
Operating income	74,848	13,588	49,460	54,010
(Income) loss from investments held in employee deferred compensation trusts (which is completely offset by related costs and expenses - Note A)	2,296	(47,621)	(90,355)	(85,104)
Interest income, net	(2,114)	(2,510)	(6,885)	(8,321)
Income before income taxes	74,666	63,719	146,700	147,435
Provision for income taxes	24,796	20,803	56,722	46,201
Net income	$49,870	$42,916	$89,978	$101,234

Net income per share:
Basic	$0.50	$0.43	$0.90	$1.01
Diluted	$0.49	$0.43	$0.90	$1.01

Weighted average shares:
Basic	99,963	99,897	99,844	100,321
Diluted	100,940	100,041	100,383	100,529

Dividends declared per share	$0.59	$0.59	$1.77	$1.77

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
COMPREHENSIVE INCOME (LOSS):
Net income	$49,870	$42,916	$89,978	$101,234
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	352	(2,589)	(5,610)	32,441
Foreign defined benefit plan adjustments, net of tax	(4)	43	(12)	124
Total other comprehensive income (loss)	348	(2,546)	(5,622)	32,565
Total comprehensive income (loss)	$50,218	$40,370	$84,356	$133,799

The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2025	101,141	$101	$1,304,939	$(29,183)	$—	$1,275,857
Net income	—	—	—	—	13,790	13,790
Other comprehensive income (loss)	—	—	—	(4,018)	—	(4,018)
Dividends declared ($0.59 per share)	—	—	(51,867)	—	(7,780)	(59,647)
Net issuances of restricted stock	1,402	1	(1)	—	—	—
Stock-based compensation	—	—	11,259	—	—	11,259
Repurchases of common stock	(249)	—	—	—	(6,010)	(6,010)
Balance at March 31, 2026	102,294	$102	$1,264,330	$(33,201)	$—	$1,231,231

Net income	—	—	—	—	26,318	26,318
Other comprehensive income (loss)	—	—	—	(1,952)	—	(1,952)
Dividends declared ($0.59 per share)	—	—	(34,158)	—	(26,188)	(60,346)
Net issuances of restricted stock	69	—	—	—	—	—
Stock-based compensation	—	—	12,538	—	—	12,538
Repurchases of common stock	(1)	—	—	—	(130)	(130)
Balance at June 30, 2026	102,362	$102	$1,242,710	$(35,153)	$—	$1,207,659

Net income	—	—	—	—	49,870	49,870
Other comprehensive income (loss)	—	—	—	348	—	348
Dividends declared ($0.59 per share)	—	—	(10,529)	—	(49,837)	(60,366)
Net issuances of restricted stock	(11)	—	—	—	—	—
Stock-based compensation	—	—	11,492	—	—	11,492
Repurchases of common stock	(1)	—	—	—	(33)	(33)
Balance at September 30, 2026	102,350	$102	$1,243,673	$(34,805)	$—	$1,208,970

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

ROBERT HALF INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$89,978	$101,234
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	2,262	3,800
Depreciation	36,921	37,893
Amortization of cloud computing implementation costs	16,917	23,234
Amortization of intangible assets	637	1,350
Realized and unrealized income from investments held in employee deferred compensation trusts	(78,937)	(77,430)
Stock-based compensation	35,289	45,153
Deferred income taxes	15,615	26,604
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(83,833)	(43,910)
Capitalized cloud computing implementation costs	(22,769)	(20,835)
Accounts payable and accrued expenses	2,370	(23,014)
Accrued payroll and benefit costs	(106)	5,753
Employee deferred compensation plan obligations	56,131	72,901
Income taxes payable, net	11,268	(7,744)
Other assets and liabilities, net	(19,207)	(7,557)
Net cash flows provided by operating activities	62,536	137,432

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24,094)	(41,408)
Investments in employee deferred compensation trusts	(49,106)	(57,806)
Proceeds from employee deferred compensation trust redemptions	57,811	47,315
Payments for acquisitions, net of cash acquired	—	(10,722)
Net cash flows used in investing activities	(15,389)	(62,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(6,770)	(92,069)
Dividends paid	(179,841)	(179,549)
Net cash flows used in financing activities	(186,611)	(271,618)
Effect of exchange rate fluctuations	(3,680)	24,513
Change in cash and cash equivalents	(143,144)	(172,294)
Cash and cash equivalents at beginning of period	464,435	537,583
Cash and cash equivalents at end of period	$321,291	$365,289

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash items:
Fund exchanges within employee deferred compensation trusts	$117,761	$137,458
The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)
are an integral part of these financial statements.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2026

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
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. As of September 30, 2026, such estimates include allowances for credit losses, variable consideration, workers’ compensation losses, accrued medical expenses, income and other taxes, and assumptions used in the Company’s goodwill impairment assessment and in the valuation of stock grants subject to market conditions. Actual results and outcomes may differ from management’s estimates and assumptions.
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
Advertising Costs. The Company expenses all advertising costs as incurred. Advertising costs were $10.2 million and $29.9 million for the three and nine months ended September 30, 2026, respectively, and $11.3 million and $35.1 million for the three and nine months ended September 30, 2025, respectively.
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

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2026
The following table presents the Company’s (income) loss from investments held in employee deferred compensation trusts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Dividend income	$(5,896)	$(2,679)	$(11,418)	$(7,674)
Realized and unrealized (gains) losses	8,192	(44,942)	(78,937)	(77,430)
(Income) loss from investments held in employee deferred compensation trusts (which is completely offset by related costs and expense)	$2,296	$(47,621)	$(90,355)	$(85,104)
The following table presents the Company’s increase (decrease) in employee deferred compensation costs and expense related to changes in the fair value of trust assets for its nonqualified employee deferred compensation plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Increase (decrease) in employee deferred compensation costs and expense related to changes in the fair value of trust assets	$(2,296)	$47,621	$90,355	$85,104
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
September 30, 2026
The following table summarizes the Company’s financial instruments by significant category and fair value measurement on a recurring basis (in thousands):

		Fair Value Measurements Using
	Balance at September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$155,927	$155,927	—	—

Employee deferred compensation trust assets
Money market funds	$128,923	$128,923	—	—
Mutual funds - bonds	52,244	52,244	—	—
Mutual funds - stocks	514,240	514,240	—	—
Mutual funds - blend	148,763	148,763	—	—
Total employee deferred compensation trust assets	$844,170	$844,170	—	—

		Fair Value Measurements Using
	Balance at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$276,809	$276,809	—	—

Employee deferred compensation trust assets
Money market funds	$141,760	$141,760	—	—
Mutual funds - bonds	44,496	44,496	—	—
Mutual funds - stocks	453,065	453,065	—	—
Mutual funds - blend	134,617	134,617	—	—
Total employee deferred compensation trust assets	$773,938	$773,938	—	—

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

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2026
The following table sets forth the activity in the allowance for credit losses from December 31, 2025, through September 30, 2026 (in thousands):

Allowance for Credit Losses
Balance as of December 31, 2025	$19,415
Charges to expense	2,262
Deductions	(3,764)
Other, including foreign currency translation adjustments	(275)
Balance as of September 30, 2026	$17,638
Note B—New Accounting Pronouncements

Recently Adopted Accounting Pronouncements
Financial Instruments Credit Losses Disclosures. In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05, Financial Instruments, Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. All entities with this practical expedient are to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets. This guidance is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted the new guidance as of January 1, 2026, and elected the practical expedient for the calculation of current expected credit losses. The impact of this adoption was not material to the Company’s consolidated financial statements and related disclosures.
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
September 30, 2026
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

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2026
The following table presents the Company’s revenues disaggregated by functional specialization and segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contract talent solutions
Finance and accounting	$565,593	$553,364	$1,656,068	$1,671,923
Administrative and customer support	154,365	158,689	458,559	489,907
Technology	165,051	157,851	481,011	468,796
Elimination of intersegment revenues (a)	(126,179)	(123,681)	(364,387)	(361,390)
Total contract talent solutions	758,830	746,223	2,231,251	2,269,236
Permanent placement talent solutions	116,946	110,125	343,941	336,929
Protiviti	483,521	498,129	1,420,649	1,469,962
Total service revenues	$1,359,297	$1,354,477	$3,995,841	$4,076,127
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
Contracts with multiple performance obligations are recognized as performance obligations are delivered, and contract value is allocated based on relative stand-alone selling values of the services and products in the arrangement. As of September 30, 2026, the aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $201.7 million. Of this amount, $180.4 million is expected to be recognized within the next 12 months. As of September 30, 2025, aggregate transaction price allocated to the performance obligations that were unsatisfied for contracts with an expected duration of greater than one year was $194.7 million.
Contract liabilities are recorded when cash payments are received or due in advance of performance and are reflected in accounts payable and accrued expenses on the unaudited Condensed Consolidated Statements of Financial Position. The following table sets forth the activity in contract liabilities from December 31, 2025, through September 30, 2026 (in thousands):

Contract Liabilities
Balance as of December 31, 2025	$21,937
Payments in advance of satisfaction of performance obligations	34,591
Revenue recognized	(37,414)
Other, including translation adjustments	(122)
Balance as of September 30, 2026	$18,992

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2026
Note D—Other Current Assets
Other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid expenses	$69,736	$55,899
Unamortized cloud computing implementation costs, current	17,095	19,826
Other	48,087	56,467
Other current assets	$134,918	$132,192

Note E—Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Computer hardware	$106,413	$107,138
Computer software	223,770	229,595
Furniture and equipment	90,174	95,028
Leasehold improvements	211,103	205,603
Property and equipment, cost	631,460	637,364
Accumulated depreciation	(504,397)	(508,550)
Property and equipment, net	$127,063	$128,814

Note F—Leases
The Company has operating leases for corporate and field offices, and certain equipment. The Company’s leases have remaining lease terms of less than one year to 11 years, some of which include options to extend the leases for up to seven years, and some of which include options to terminate the leases within one year. Operating lease expense was $18.1 million and $56.2 million for the three and nine months ended September 30, 2026, respectively, and $19.9 million and $59.7 million for the three and nine months ended September 30, 2025, respectively.
Supplemental cash flow information related to leases consisted of the following (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for operating lease liabilities	$62,462	$59,229
Right-of-use assets obtained in exchange for new operating lease liabilities	$55,247	$53,048
Supplemental balance sheet information related to leases consisted of the following:

	September 30, 2026	December 31, 2025
Weighted average remaining lease term for operating leases	5.1 years	4.6 years
Weighted average discount rate for operating leases	4.4%	4.2%

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2026
Future minimum lease payments under noncancelable leases as of September 30, 2026, were as follows (in thousands):

2026 (excluding the nine months ended September 30, 2026)	$20,390
2027	69,597
2028	54,243
2029	41,889
2030	29,366
Thereafter	60,092
Less: Imputed interest	(31,605)
Present value of operating lease liabilities (a)	$243,972
(a) Includes the current portion of $64.5 million for operating leases.
As of September 30, 2026, the Company had additional future minimum lease obligations totaling $52.3 million under executed operating lease contracts that had not yet commenced. These operating leases include agreements for corporate and field office facilities with lease terms of 10 years.
Note G—Goodwill
The following table sets forth the activity in goodwill from December 31, 2025, through September 30, 2026 (in thousands):

	Goodwill
	Contract talent solutions	Permanent placement talent solutions	Protiviti	Total
Balance as of December 31, 2025	$135,698	$26,406	$89,365	$251,469
Foreign currency translation adjustments	(231)	(45)	(571)	(847)
Balance as of September 30, 2026	$135,467	$26,361	$88,794	$250,622

Note H—Other Noncurrent Assets
Other noncurrent assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Unamortized cloud computing implementation costs, noncurrent	$26,219	$17,764
Other intangible assets, net	1,240	1,840
Other noncurrent assets	$27,459	$19,604

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2026
Note I—Accrued Payroll and Benefit Costs
Accrued payroll and benefit costs consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Payroll and benefits	$353,786	$333,270
Payroll taxes	14,230	36,366
Workers’ compensation	12,187	12,384
Accrued payroll and benefit costs	$380,203	$382,020
Note J—Employee Deferred Compensation Plan Obligations
The Company provides various qualified defined contribution 401(k) plans covering eligible employees. The plans offer a savings feature with the Company matching employee contributions. Assets of this plan are held by an independent trustee for the sole benefit of participating employees.
Nonqualified plans are provided for employees on a discretionary basis, including those not eligible for the qualified plans. These plans include provisions for salary deferrals and discretionary contributions. The asset value of the nonqualified plans was $844.2 million and $773.9 million as of September 30, 2026, and December 31, 2025, respectively. The Company holds these assets to satisfy the Company’s liabilities under its deferred compensation plans. The liability value for the nonqualified plans was $827.8 million and $771.6 million as of September 30, 2026, and December 31, 2025, respectively.
Contribution expenses for the Company’s qualified and nonqualified defined contribution plans were $9.5 million and $26.3 million for the three and nine months ended September 30, 2026, respectively, and $11.1 million and $36.4 million for the three and nine months ended September 30, 2025, respectively.
The Company has statutory defined contribution plans and defined benefit plans outside the U.S., which are not material.

Note K—Commitments and Contingencies
On March 23, 2015, Plaintiff Jessica Gentry, on her own behalf and on behalf of a putative class of allegedly similarly situated individuals, filed a complaint against the Company in the Superior Court of California, San Francisco County, which was subsequently amended on October 23, 2015. The complaint alleges that a putative class of current and former employees of the Company working in California since March 13, 2010, were denied compensation for the time they spent interviewing “for temporary and permanent employment opportunities” as well as performing activities related to the interview process. Gentry seeks recovery on her own behalf and on behalf of the putative class in an unspecified amount for this allegedly unpaid compensation. Gentry also seeks recovery of an unspecified amount for the alleged failure of the Company to provide her and the putative class with accurate wage statements. Gentry also seeks an unspecified amount of other damages, attorneys’ fees and statutory penalties, including penalties for allegedly not paying all wages due upon separation to former employees and statutory penalties on behalf of herself and other allegedly “aggrieved employees” as defined by California’s Labor Code Private Attorneys General Act (“PAGA”). On January 4, 2016, the Court denied a motion by the Company to compel all of Gentry’s claims, except the PAGA claim, to individual arbitration. On March 8, 2024, the Court issued an order certifying: (1) a class of California-based temporary employees who attended at least one uncompensated interview with a third-party client at any time since March 13, 2010; (2) a subclass of class members who held a prior temporary job assignment before interviewing for a subsequent assignment; and (3) a subclass of class members who are no longer employed by the Company (i.e., a “waiting time penalties” subclass). The first phase of the trial on the issue of liability commenced on November 3, 2025. Closing arguments were delivered on January 23, 2026, and final briefs submitted. On May 4, 2026, the Court issued its statement of decision after court trial on phase one of the trial. This is a two-phase trial. The decision is an interim order covering the liability issues tried in phase one of the case. The second phase of the trial is the damages phase. The final ruling and judgment will not be issued until after the conclusion of trial on damages, which is currently set for May 2027. They will both be subject to appeal. In its May 4, 2026, ruling, the Court found candidate interviews to be compensable and the Company liable for

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2026
unpaid wages, liquidated damages and some PAGA penalties. Due in part to conflicting legal decisions and the uncertainty of the law in this area, the Court found the Company was not willful in its failure to pay for interviews so did not find the Company liable for waiting time penalties or non-compliant wage statements. The amount of damages for unpaid wages, liquidated damages and PAGA penalties will be determined in the damages phase of the trial set to begin on May 3, 2027. On June 11, 2026, Gentry Petitioned for Writ of Mandate (“Writ”) to the California Court of Appeal seeking a reversal of the Superior Court’s ruling that the Company was not liable for waiting time penalties or non-compliant wage statements. The Court of Appeal notified the parties on June 24, 2026, that it declined Gentry’s Writ. On June 18, 2026, Gentry filed a Motion for Determination of entitlement to Permanent Injunctive Relief seeking an order to require the Company to start the payment of interview time pay to all employees interviewing for temporary and permanent employment opportunities effective upon the close of the damages trial in May 2027. The hearing on the permanent injunction motion was held on September 24, 2026. The Court did not rule on the motion and continued the hearing until December 11, 2026. On October 16, 2026, Gentry also filed a motion for preliminary injunction seeking to require the Company to begin creating and maintaining time records for temporary interview attendance. The hearing on the preliminary injunction motion also is set for December 11, 2026. The Company maintains its position that it has meritorious defenses to the allegations asserted by Gentry, and the Company intends to continue to vigorously defend against the litigation including an appeal of a final judgment. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding and, accordingly, no amounts have been provided in the Company’s Financial Statements.
On April 6, 2018, Plaintiff Shari Dorff, on her own behalf and on behalf of a putative class of allegedly similarly situated individuals, filed a complaint against the Company in the Superior Court of California, County of Los Angeles. In addition to certain claims individual to Plaintiff Dorff, the complaint alleges that salaried recruiters based in California have been misclassified as exempt employees and seeks an unspecified amount for: unpaid wages resulting from such alleged misclassification; alleged failure to provide a reasonable opportunity to take meal periods and rest breaks; alleged failure to pay wages on a timely basis both during employment and upon separation; alleged failure to comply with California requirements regarding wage statements and record-keeping; and alleged improper denial of expense reimbursement. Plaintiff Dorff also seeks an unspecified amount of other damages, attorneys’ fees and penalties, including but not limited to statutory penalties on behalf of herself and other allegedly “aggrieved employees” as defined by PAGA. On April 8, 2026, Dorff’s motion for certification of a class was heard by the Court. On April 20, 2026, the Court issued an order denying Dorff’s motion for certification of a class. On June 1, 2026, the Court severed Dorff’s individual employment discrimination related claims from her individual misclassification claim and her collective PAGA claims. Trial on Dorff’s individual misclassification claim is set for January 11, 2027. Trial on Dorff's other individual claims is set for July 12, 2027. No trial date was set for Dorff’s collective PAGA claims. At this stage of the litigation, it is not feasible to predict the outcome of or a range of loss, should a loss occur, from this proceeding, and, accordingly, no amounts have been provided in the Company’s Financial Statements. The Company believes it has meritorious defenses to the allegations and the Company intends to continue to vigorously defend against the litigation.
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
The Company has a $100.0 million credit agreement (the “2025 Credit Agreement”) which matures in May 2030. Borrowings under the 2025 Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the adjusted term Secured Overnight Financing Rate (“SOFR”), plus an applicable margin. The 2025 Credit Agreement is subject to certain financial covenants, and the Company was in compliance with these covenants as of September 30, 2026. As of September 30, 2026, the Company had no cash borrowings under the 2025 Credit Agreement and maintained $9.4 million in standby letters of credit to satisfy workers’ compensation insurers’ collateral requirements.

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2026
Note L—Stockholders’ Equity
Stock Repurchase Program. As of September 30, 2026, the Company is authorized to repurchase, from time to time, up to 5.6 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. The number and the cost of common stock shares repurchased during the nine months ended September 30, 2026 and 2025, are reflected in the following table (in thousands):

	Nine Months Ended September 30,
	2026	2025
Common stock repurchased (in shares)	—	1,702
Common stock repurchased	$—	$79,590
Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. The number and the cost of employee stock plan repurchases made during the nine months ended September 30, 2026 and 2025, are reflected in the following table (in thousands):

	Nine Months Ended September 30,
	2026	2025
Repurchases related to employee stock plans (in shares)	251	192
Repurchases related to employee stock plans	$6,173	$10,953

The repurchased shares are held in treasury and are presented as if constructively retired. Treasury stock is accounted for using the cost method. Treasury stock activity for the nine months ended September 30, 2026 and 2025 (consisting of purchases of shares for the treasury), is presented in the unaudited Condensed Consolidated Statements of Stockholders’ Equity.
Repurchases of shares and issuances of dividends are applied first to the extent of retained earnings and any remaining amounts are applied to additional paid-in capital.
Note M—Net Income Per Share
The calculation of net income per share for the three and nine months ended September 30, 2026 and 2025, is reflected in the following table (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$49,870	$42,916	$89,978	$101,234
Basic:
Weighted average shares	99,963	99,897	99,844	100,321
Diluted:
Weighted average shares	99,963	99,897	99,844	100,321
Dilutive effect of potential common shares	977	144	539	208
Diluted weighted average shares	100,940	100,041	100,383	100,529
Net income per share:
Basic	$0.50	$0.43	$0.90	$1.01
Diluted	$0.49	$0.43	$0.90	$1.01

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2026
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
The accounting policies of the segments are set forth in Note A—“Summary of Significant Accounting Policies.”
The following tables provide a reconciliation of service revenues and segment income by reportable segment to consolidated results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Contract Talent Solutions	2026	2025	2026	2025
Service revenues(1)	$758,830	$746,223	$2,231,251	$2,269,236
Segment costs of services(2)	460,600	456,102	1,358,846	1,384,815
Compensation expenses(3)	211,315	205,902	628,577	636,778
Other(4)	64,386	67,853	194,182	206,163
Segment selling, general and administrative expenses	275,701	273,755	822,759	842,941
Segment income	$22,529	$16,366	$49,646	$41,480

	Three Months Ended September 30,		Nine Months Ended September 30,
Permanent Placement Talent Solutions	2026	2025	2026	2025
Service revenues(1)	$116,946	$110,125	$343,941	$336,929
Segment costs of services(2)	270	222	716	614
Compensation expenses(3)	86,325	83,885	261,188	260,529
Other(4)	17,623	18,407	52,359	56,292
Segment selling, general and administrative expenses	103,948	102,292	313,547	316,821
Segment income	$12,728	$7,611	$29,678	$19,494

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2026

	Three Months Ended September 30,		Nine Months Ended September 30,
Protiviti	2026	2025	2026	2025
Service revenues(1)	$483,521	$498,129	$1,420,649	$1,469,962
Segment costs of services(2)	367,070	383,502	1,129,602	1,158,766
Compensation expenses(3)	25,170	24,534	74,523	74,313
Other(4)	53,986	52,861	156,033	158,743
Segment selling, general and administrative expenses	79,156	77,395	230,556	233,056
Segment income	$37,295	$37,232	$60,491	$78,140

	Three Months Ended September 30,		Nine Months Ended September 30,
Combined Segment	2026	2025	2026	2025
Service revenues(1)	$1,359,297	$1,354,477	$3,995,841	$4,076,127
Costs of services(2)	827,940	839,826	2,489,164	2,544,195
Compensation expenses(3)	322,810	314,321	964,288	971,620
Other(4)	135,995	139,121	402,574	421,198
Selling, general and administrative expenses	458,805	453,442	1,366,862	1,392,818
Combined segment income	72,552	61,209	139,815	139,114
Interest income, net	(2,114)	(2,510)	(6,885)	(8,321)
Income before income taxes	$74,666	$63,719	$146,700	$147,435
(1)Service revenues presented above are shown net of eliminations of intersegment revenues. Intersegment revenues between the contract talent solutions segment and the Protiviti segment were $126.2 million and $364.4 million for the three and nine months ended September 30, 2026, respectively, and $123.7 million and $361.4 million for the three and nine months ended September 30, 2025, respectively. Service revenues related to the intersegment activity are reflected in the Protiviti segment.
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

ROBERT HALF INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2026
The following table represents depreciation expense by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation expense
Contract talent solutions	$6,100	$5,921	$18,113	$18,638
Permanent placement talent solutions	2,138	1,987	6,301	6,128
Protiviti	4,044	4,377	12,507	13,127
	$12,282	$12,285	$36,921	$37,893
Note O—Subsequent Events
On October 29, 2026, the Company announced the following:

Quarterly dividend per share	$0.59
Declaration date	October 29, 2026
Record date	November 25, 2026
Payment date	December 15, 2026

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
Executive Overview
The Company’s service revenues for the first three quarters of 2026 were $4.00 billion, a decrease of 2.0% from the prior year. Net income was $90 million, and diluted net income per share was $0.90. Hiring activity continues to trend positively, supported by gradually improving market conditions. Technology talent solutions and consulting services remained a strength in the quarter and consulting demand for risk and compliance services also began to improve. The combination of innovative technology, specialized expertise, and high-touch client service positions the Company well to deliver the talent and consulting solutions clients need to advance their business priorities.

Demand for the Company’s contract talent solutions, permanent placement talent solutions and Protiviti is largely dependent upon general economic and labor trends, both domestically and abroad. The U.S. real gross domestic product increased at an annual rate of 3.4% during the third quarter of 2026, compared to an increase of 2.2% during the second quarter of 2026.
The U.S. job market remains resilient with overall unemployment at 4.2%, as of September 30, 2026. Labor supply constraints remain. Particularly noteworthy is that the unemployment rate for college-educated professionals is holding steady at just 2.5%, with even lower rates prevailing among specialized accounting, finance and technology roles. Broader labor market indicators continue to point to underlying demand for skilled talent, and job openings continue to run above historical averages. While clients continue to approach hiring thoughtfully, the Company sees steady progress in client interactions and activity. These interactions suggest that clients remain resilient, although geopolitical and macroeconomic uncertainty persists, and inflation remains a concern, including the potential effects of escalating tensions in the Middle East. Organizations continue to focus on initiatives that drive productivity, growth and long-term competitiveness, which contributes to ongoing demand for the Company’s services.
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
Artificial intelligence continues to complement – not replace – the work performed by the professionals the Company places. The Company is also seeing growing demand for candidates who combine deep domain expertise with AI fluency and the judgment required to apply these technologies effectively and responsibly, including verifying the accuracy of their outcomes. The rapid adoption of generative AI by job seekers has also changed the recruiting landscape, increasing application volumes and making candidate evaluation more complex. This underscores the importance of the Company’s proprietary candidate insights, specialized recruiting expertise and proven ability to identify highly skilled talent.
The Company monitors various economic indicators and business trends in all of the countries in which it operates to anticipate demand for the Company’s services. These trends are evaluated to determine the appropriate level of investment, including personnel, which will best position the Company for success in the current and future global macroeconomic environment. The Company’s investments in headcount are typically structured to proactively support and align with expected revenue growth trends and productivity metrics. Visibility into future revenues is limited not only due to the dependence on macroeconomic and labor market conditions noted above, but also because of the relatively short duration of the Company’s client engagements. Accordingly, the Company’s headcount and other investments are typically assessed on at least a quarterly basis. During the first three quarters of 2026, the Company’s headcount decreased across all three of its segments compared to prior year-end levels.
Critical Accounting Policies and Estimates
The Company’s most critical accounting policies and estimates are those that involve subjective decisions or assessments and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes to the Company’s critical accounting policies or estimates for the nine months ended September 30, 2026.
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
Three Months Ended September 30, 2026 and 2025
Service Revenues. The Company’s revenues were $1.36 billion for the three months ended September 30, 2026, an increase of 0.4% compared to $1.35 billion for the three months ended September 30, 2025. Revenues from U.S. operations remained flat at $1.05 billion (77.5% of total revenue) for the three months ended September 30, 2026, compared to $1.05 billion (77.3% of total revenue) for the three months ended September 30, 2025. Revenues from international operations decreased 0.2% to $306 million (22.5% of total revenue) for the three months ended September 30, 2026, compared to $307 million (22.7% of total revenue) for the three months ended September 30, 2025. Contributing factors for each reportable segment are discussed below in further detail.
Contract talent solutions revenues were $759 million for the three months ended September 30, 2026, increasing by 1.7% compared to revenues of $746 million for the three months ended September 30, 2025. Key drivers of contract talent solutions revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. The increase in contract talent solutions revenues for the three months ended September 30, 2026, was primarily due to a 2.5% increase in average bill rates, offset by a 1.0% decrease in the number of hours worked by the Company’s engagement professionals. On an adjusted basis, contract talent solutions revenues increased 1.0% for the third quarter of 2026 compared to the third quarter of 2025. In the U.S., revenues in the third quarter of 2026 increased 2.5% on a reported basis, and increased 1.9% on an adjusted basis, compared to the third quarter of 2025. International revenues for the third quarter of 2026 decreased 1.1% on both a reported basis and on an adjusted basis, compared to the third quarter of 2025.

Permanent placement talent solutions revenues were $117 million for the three months ended September 30, 2026, increasing by 6.2% compared to revenues of $110 million for the three months ended September 30, 2025. Key drivers of permanent placement talent solutions revenues consist of the number of candidate placements and average fees earned per placement. The increase in permanent placement talent solutions revenues for the three months ended September 30, 2026, was due to a 5.3% increase in average fees earned per placement, combined with a 0.9% increase in the number of placements. On an adjusted basis, permanent placement talent solutions revenues increased 5.6% for the third quarter of 2026 compared to the third quarter of 2025. In the U.S., revenues for the third quarter of 2026 increased 8.1% on a reported basis, and increased 7.5% on an adjusted basis, compared to the third quarter of 2025. International revenues for the third quarter of 2026 increased 1.3% on a reported basis, and increased 1.6% on an adjusted basis, compared to the third quarter of 2025. Historically, demand for permanent placement talent solutions is even more sensitive to economic and labor market conditions than demand for contract talent solutions, and this is expected to continue.
Protiviti revenues were $483 million for the three months ended September 30, 2026, decreasing by 2.9% compared to revenues of $498 million for the three months ended September 30, 2025. Key drivers of Protiviti revenues are the billable hours worked on client engagements and average hourly bill rates. The decrease in Protiviti revenues for the three months ended September 30, 2026, was due to a 10.4% decrease in billable hours, partially offset by a 7.5% increase in average hourly bill rates. The increase in average bill rate largely reflects changes in the composition and number of professional staff, as well as differences in their respective billing rates. On an adjusted basis, Protiviti revenues decreased 3.3% for the third quarter of 2026 compared to the third quarter of 2025. In the U.S., revenues in the third quarter of 2026 decreased 3.9% on a reported basis, and decreased 4.5% on an adjusted basis, compared to the third quarter of 2025. International revenues for the third quarter of 2026 increased 0.8% on a reported basis, and increased 1.9% on an adjusted basis, compared to the third quarter of 2025.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the three months ended September 30, 2026, is presented in the following table:

	Global	United States	International
Contract talent solutions
As Reported	1.7%	2.5%	-1.1%
Billing Days Impact	-0.6%	-0.6%	0.2%
Currency Impact	-0.1%	―	-0.2%
As Adjusted	1.0%	1.9%	-1.1%
Permanent placement talent solutions
As Reported	6.2%	8.1%	1.3%
Billing Days Impact	-0.6%	-0.6%	0.1%
Currency Impact	0.0%	―	0.2%
As Adjusted	5.6%	7.5%	1.6%
Protiviti
As Reported	-2.9%	-3.9%	0.8%
Billing Days Impact	-0.6%	-0.6%	0.1%
Currency Impact	0.2%	―	1.0%
As Adjusted	-3.3%	-4.5%	1.9%
Gross Margin.    The Company’s gross margin dollars were $532 million for the three months ended September 30, 2026, up 5.5% from $504 million for the three months ended September 30, 2025. Contributing factors for each reportable segment are discussed below in further detail.
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
Gross margin dollars for contract talent solutions were $298 million for the three months ended September 30, 2026, increasing by 2.8% from $290 million for the three months ended September 30, 2025. As a percentage of revenues, gross margin dollars for contract talent solutions were 39.3% in the third quarter of 2026, up from 38.9% in the third quarter of 2025.

The year-over-year increase in gross margin percentage was primarily due to increased conversions and improved pay-bill spreads.
Gross margin dollars for permanent placement talent solutions represent revenues less reimbursable expenses. Gross margin dollars for permanent placement talent solutions were $117 million for the three months ended September 30, 2026, increasing 6.2% from $110 million for the three months ended September 30, 2025. Because reimbursable expenses for permanent placement talent solutions are de minimis, the increase in gross margin dollars is substantially explained by the increase in revenues previously discussed.
Gross margin dollars for Protiviti represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of Protiviti’s gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s Protiviti staff. Gross margin dollars for Protiviti were $117 million for the three months ended September 30, 2026, up 12.5% from $104 million for the three months ended September 30, 2025. As a percentage of revenues, reported gross margin dollars for Protiviti were 24.2% in the third quarter of 2026, up from 20.9% in the third quarter of 2025. As a percentage of revenues, adjusted gross margin dollars for Protiviti were 24.1% in the third quarter of 2026, up from 23.0% in the third quarter of 2025. The year-over-year increase in adjusted gross margin percentage was primarily due to the relative composition of and number of professional staff and their respective pay and bill rates.
The Company’s gross margin by reporting segment is summarized as follows (in thousands):

	Three Months Ended September 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2026	2025	2026	2025	2026	2025	2026	2025
Gross Margin
Contract talent solutions	$298,230	$290,121	$298,230	$290,121	39.3%	38.9%	39.3%	38.9%
Permanent placement talent solutions	116,676	109,903	116,676	109,903	99.8%	99.8%	99.8%	99.8%
Protiviti	117,189	104,207	116,451	114,627	24.2%	20.9%	24.1%	23.0%
Total	$532,095	$504,231	$531,357	$514,651	39.1%	37.2%	39.1%	38.0%
The following tables provide reconciliations of the non-GAAP adjusted gross margin to reported gross margin for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30, 2026
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$298,230	39.3%	$116,676	99.8%	$117,189	24.2%	$532,095	39.1%
Adjustments (1)	—	—	—	—	(738)	(0.1%)	(738)	—
As Adjusted	$298,230	39.3%	$116,676	99.8%	$116,451	24.1%	$531,357	39.1%

	Three Months Ended September 30, 2025
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$290,121	38.9%	$109,903	99.8%	$104,207	20.9%	$504,231	37.2%
Adjustments (1)	—	—	—	—	10,420	2.1%	10,420	0.8%
As Adjusted	$290,121	38.9%	$109,903	99.8%	$114,627	23.0%	$514,651	38.0%
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

Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, lease expense, depreciation, cloud computing service costs and overhead costs. The Company’s reported selling, general and administrative expenses were $457 million for the three months ended September 30, 2026, decreasing by 6.8% from $491 million for the three months ended September 30, 2025. As a percentage of revenues, reported selling, general and administrative expenses were 33.6% in the third quarter of 2026, down from 36.2% in the third quarter of 2025. The Company’s adjusted selling, general and administrative expenses were $459 million for the three months ended September 30, 2026, up 1.2% from $453 million for the three months ended September 30, 2025. As a percentage of revenues, adjusted selling, general and administrative expenses were 33.8% in the third quarter of 2026, up from 33.5% in the third quarter of 2025. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for contract talent solutions, on a reported basis, were $274 million for the three months ended September 30, 2026, decreasing by 10.6% from $307 million for the three months ended September 30, 2025. As a percentage of revenues, reported selling, general and administrative expenses for contract talent solutions were 36.2% in the third quarter of 2026, down from 41.1% in the third quarter of 2025. As a percentage of revenues, adjusted selling, general and administrative expenses for contract talent solutions was 36.3% in the third quarter of 2026, down from 36.7% in the third quarter of 2025.
Selling, general and administrative expenses for permanent placement talent solutions were $104 million for the three months ended September 30, 2026, decreasing by 2.5% from $107 million for the three months ended September 30, 2025. As a percentage of revenues, reported selling, general and administrative expenses for permanent placement talent solutions services were 88.7% in the third quarter of 2026, down from 96.6% in the third quarter of 2025. As a percentage of revenues, adjusted selling, general and administrative expenses for permanent placement talent solutions were 88.9% in the third quarter of 2026, down from 92.9% in the third quarter of 2025, due primarily to positive leverage as revenues increased.
Selling, general and administrative expenses for Protiviti were $79 million for the three months ended September 30, 2026, increasing by 2.3% from $77 million for the three months ended September 30, 2025. As a percentage of revenues, selling, general and administrative expenses for Protiviti services were 16.4% in the third quarter of 2026, up from 15.5% in the third quarter of 2025, due primarily to negative leverage as revenues decreased.
The Company’s selling, general and administrative expenses by reportable segment are summarized as follows (in thousands):

	Three Months Ended September 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2026	2025	2026	2025	2026	2025	2026	2025
Selling, General and Administrative Expenses
Contract talent solutions	$274,371	$306,844	$275,701	$273,755	36.2%	41.1%	36.3%	36.7%
Permanent placement talent solutions	103,720	106,404	103,948	102,292	88.7%	96.6%	88.9%	92.9%
Protiviti	79,156	77,395	79,156	77,395	16.4%	15.5%	16.4%	15.5%
Total	$457,247	$490,643	$458,805	$453,442	33.6%	36.2%	33.8%	33.5%
The following tables provide reconciliations of the non-GAAP selling, general and administrative expenses to reported selling, general and administrative expenses for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30, 2026
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$274,371	36.2%	$103,720	88.7%	$79,156	16.4%	$457,247	33.6%
Adjustments (1)	1,330	0.1%	228	0.2%	—	—	1,558	0.2%
As Adjusted	$275,701	36.3%	$103,948	88.9%	$79,156	16.4%	$458,805	33.8%

	Three Months Ended September 30, 2025
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$306,844	41.1%	$106,404	96.6%	$77,395	15.5%	$490,643	36.2%
Adjustments (1)	(33,089)	(4.4%)	(4,112)	(3.7%)	—	—	(37,201)	(2.7%)
As Adjusted	$273,755	36.7%	$102,292	92.9%	$77,395	15.5%	$453,442	33.5%
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
Operating Income.   The Company’s operating income consists of gross margin less selling, general and administrative expenses. The Company’s reported operating income was $75 million for the three months ended September 30, 2026, compared to $14 million for the three months ended September 30, 2025. As a percentage of revenues, reported operating income was 5.5% in the third quarter of 2026, up from 1.0% in the third quarter of 2025. The Company’s adjusted operating income was $73 million for the three months ended September 30, 2026, up 18.5% from $61 million for the three months ended September 30, 2025. As a percentage of revenues, adjusted operating income was 5.3% in the third quarter of 2026, up from 4.5% in the third quarter of 2025. Since operating income is defined as gross margin less selling, general and administrative expenses, the year over year change is explained by factors previously discussed.
The Company’s operating (loss) income by reporting segment is summarized as follows (in thousands):

	Three Months Ended September 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2026	2025	2026	2025	2026	2025	2026	2025
Operating (loss) income
Contract talent solutions	$23,859	$(16,723)	$22,529	$16,366	3.1%	(2.2%)	3.0%	2.2%
Permanent placement talent solutions	12,956	3,499	12,728	7,611	11.1%	3.2%	10.9%	6.9%
Protiviti	38,033	26,812	37,295	37,232	7.9%	5.4%	7.7%	7.5%
Total	$74,848	$13,588	$72,552	$61,209	5.5%	1.0%	5.3%	4.5%

The following tables provide reconciliations of the non-GAAP adjusted operating income to reported operating (loss) income for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Contract talent solutions		Permanent placement talent solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Operating income
As Reported	$23,859	3.1%	$12,956	11.1%	$38,033	7.9%	$74,848	5.5%
Adjustments (1)	(1,330)	(0.1%)	(228)	(0.2%)	(738)	(0.2%)	(2,296)	(0.2%)
As Adjusted	$22,529	3.0%	$12,728	10.9%	$37,295	7.7%	$72,552	5.3%

	Three Months Ended September 30, 2025
	Contract talent solutions		Permanent placement talent solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Operating (loss) income
As Reported	$(16,723)	(2.2%)	$3,499	3.2%	$26,812	5.4%	$13,588	1.0%
Adjustments (1)	33,089	4.4%	4,112	3.7%	10,420	2.1%	47,621	3.5%
As Adjusted	$16,366	2.2%	$7,611	6.9%	$37,232	7.5%	$61,209	4.5%
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
(Income) Loss from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation plan obligations change and adjustments are recorded in selling, general and administrative expenses, or in the case of Protiviti, costs of services. The value of the related investment trust assets also changes by the equal and offsetting amount, leaving no net costs to the Company, and therefore no effect on reported net income. The Company’s (income) loss from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses and dividend income from trust investments and is presented separately on the unaudited Condensed Consolidated Statements of Operations. The Company’s loss from investments held in employee deferred compensation trusts was $2 million for the three months ended September 30, 2026. The Company’s income from investments held in employee deferred compensation trusts was $48 million for the three months ended September 30, 2025. The loss from trust investments during the third quarter of 2026 was due to negative market returns.
Provision for income taxes. The provision for income taxes was 33.2% and 32.6% for the three months ended September 30, 2026 and 2025, respectively. The higher tax rate for 2026 can be primarily attributed to lower tax credits.
Nine Months Ended September 30, 2026 and 2025
Service Revenues. The Company’s revenues were $4.00 billion for the nine months ended September 30, 2026, a decrease of 2.0% compared to $4.08 billion for the nine months ended September 30, 2025. Revenues from U.S. operations decreased 3.1% to $3.07 billion (76.9% of total revenue) for the nine months ended September 30, 2026, compared to $3.17 billion (77.9% of total revenue) for the nine months ended September 30, 2025. Revenues from international operations increased 2.2% to $921 million (23.1% of total revenue) for the nine months ended September 30, 2026, compared to $901 million (22.1% of total revenue) for the nine months ended September 30, 2025. Contributing factors for each reportable segment are discussed below in further detail.
Contract talent solutions revenues were $2.23 billion for the nine months ended September 30, 2026, decreasing by 1.7% compared to revenues of $2.27 billion for the nine months ended September 30, 2025. Key drivers of contract talent solutions revenues include average hourly bill rates and the number of hours worked by the Company’s engagement professionals on client engagements. The decrease in contract talent solutions revenues for the nine months ended September 30, 2026, was primarily due to 3.7% decrease in the number of hours worked by the Company’s engagement professionals, partially offset by a 2.0% increase in average bill rates. On an adjusted basis, contract talent solutions revenues in the first three quarters of 2026 decreased 2.7% compared to the first three quarters of 2025. In the U.S., revenues in the first three quarters of 2026 decreased 2.5% on both a reported basis and an adjusted basis, compared to the first three quarters of 2025. International revenues for the first three quarters of 2026 increased 1.0% on a reported basis, and decreased 2.7% on an adjusted basis, compared to the first three quarters of 2025.
Permanent placement talent solutions revenues were $344 million for the nine months ended September 30, 2026, increasing by 2.1% compared to revenues of $337 million for the nine months ended September 30, 2025. Key drivers of permanent placement talent solutions revenues consist of the number of candidate placements and average fees earned per placement. Permanent placement talent solutions revenues for the nine months ended September 30, 2026, were impacted by a 5.2% increase in average fees earned per placement, partially offset by a 3.1% decrease in the number of placements. On an adjusted basis, permanent placement talent solutions revenues increased 1.1% for the first three quarters of 2026 compared to the first three quarters of 2025. In the U.S., revenues for the first three quarters of 2026 increased by 2.7% on a reported basis, and increased 2.6% on an adjusted basis, compared to the first three quarters of 2025. International revenues for the first three quarters of 2026 increased 0.6% on a reported basis, and decreased 2.3% on an adjusted basis, compared to the first three quarters of 2025. Historically, demand for permanent placement talent solutions is even more sensitive to economic and labor market conditions than demand for contract talent solutions and this is expected to continue.
Protiviti revenues were $1.42 billion for the nine months ended September 30, 2026, decreasing by 3.4% compared to revenues of $1.47 billion for the nine months ended September 30, 2025. Key drivers of Protiviti revenues are the billable hours worked on client engagements and average hourly bill rates. The decrease in Protiviti revenues for the nine months ended September 30, 2026, was due to an 8.6% decrease in billable hours, partially offset by a 5.2% increase in average hourly bill rates. The increase in average bill rate largely reflects changes in the composition and number of professional staff, as well as differences in their respective billing rates. On an adjusted basis, Protiviti revenues decreased 4.1% for the first three quarters of 2026 compared to the first three quarters of 2025. In the U.S., revenues in the first three quarters of 2026 decreased 5.4% on both a reported basis and an adjusted basis, compared to the first three quarters of 2025. International revenues in the first three quarters of 2026 increased 4.8% on a reported basis, and increased 2.1% on an adjusted basis, compared to the first three quarters of 2025.
A reconciliation of the non-GAAP year-over-year revenue growth rates to the as reported year-over-year revenue growth rates for the nine months ended September 30, 2026, is presented in the following table:

	Global	United States	International
Contract talent solutions
As Reported	-1.7%	-2.5%	1.0%
Billing Days Impact	-0.1%	0.0%	0.1%
Currency Impact	-0.9%	―	-3.8%
As Adjusted	-2.7%	-2.5%	-2.7%
Permanent placement talent solutions
As Reported	2.1%	2.7%	0.6%
Billing Days Impact	-0.2%	-0.1%	0.0%
Currency Impact	-0.8%	―	-2.9%
As Adjusted	1.1%	2.6%	-2.3%
Protiviti
As Reported	-3.4%	-5.4%	4.8%
Billing Days Impact	-0.1%	0.0%	0.1%
Currency Impact	-0.6%	―	-2.8%
As Adjusted	-4.1%	-5.4%	2.1%
Gross Margin.    The Company’s gross margin dollars were $1.49 billion for the nine months ended September 30, 2026, down 1.8% from $1.51 billion for the nine months ended September 30, 2025. Contributing factors for each reportable segment are discussed below in further detail.
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
Gross margin dollars for contract talent solutions were $872 million for the nine months ended September 30, 2026, down 1.4% from $884 million for the nine months ended September 30, 2025. As a percentage of revenues, gross margin dollars for contract talent solutions were 39.1% for the nine months ended September 30, 2026, up from 39.0% for the nine months ended September 30, 2025.
Gross margin dollars for permanent placement talent solutions represent revenues less reimbursable expenses. Gross margin dollars for permanent placement talent solutions were $343 million for the nine months ended September 30, 2026, up 2.1% compared to $337 million for the nine months ended September 30, 2025. Because reimbursable expenses for permanent placement talent solutions are de minimis, the increase in gross margin dollars is substantially explained by the increase in revenues previously discussed.

Gross margin dollars for Protiviti represent revenues less costs of services, which consist primarily of professional staff payroll, payroll taxes, benefit costs and reimbursable expenses. The primary drivers of Protiviti’s gross margin are: i) the relative composition of and number of professional staff and their respective pay and bill rates; and ii) staff utilization, which is the relationship of time spent on client engagements in proportion to the total time available for the Company’s Protiviti staff. Gross margin dollars for Protiviti were $270 million for the nine months ended September 30, 2026, down 7.4% from $292 million for the nine months ended September 30, 2025. As a percentage of revenues, reported gross margin dollars for Protiviti were 19.0% in the first three quarters of 2026, down from 19.9% in the first three quarters of 2025. As a percentage of revenues, adjusted gross margin dollars for Protiviti were 20.5% in the first three quarters of 2026, down from 21.2% in the first three quarters of 2025. The year-over-year decrease in adjusted gross margin percentage was primarily due to the relative composition of and number of professional staff and their respective pay and bill rates.
The Company’s gross margin by reportable segment are summarized as follows: (in thousands):

	Nine Months Ended September 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2026	2025	2026	2025	2026	2025	2026	2025
Gross Margin
Contract talent solutions	$872,405	$884,421	$872,405	$884,421	39.1%	39.0%	39.1%	39.0%
Permanent placement talent solutions	343,225	336,315	343,225	336,315	99.8%	99.8%	99.8%	99.8%
Protiviti	270,401	292,014	291,047	311,196	19.0%	19.9%	20.5%	21.2%
Total	$1,486,031	$1,512,750	$1,506,677	$1,531,932	37.2%	37.1%	37.7%	37.6%
The following tables provide reconciliations of the non-GAAP adjusted gross margin to reported gross margin for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30, 2026
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$872,405	39.1%	$343,225	99.8%	$270,401	19.0%	$1,486,031	37.2%
Adjustments (1)	—	—	—	—	20,646	1.5%	20,646	0.5%
As Adjusted	$872,405	39.1%	$343,225	99.8%	$291,047	20.5%	$1,506,677	37.7%

	Nine Months Ended September 30, 2025
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Gross Margin
As Reported	$884,421	39.0%	$336,315	99.8%	$292,014	19.9%	$1,512,750	37.1%
Adjustments (1)	—	—	—	—	19,182	1.3%	19,182	0.5%
As Adjusted	$884,421	39.0%	$336,315	99.8%	$311,196	21.2%	$1,531,932	37.6%
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

Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses consist primarily of staff compensation, advertising, lease expense, depreciation, cloud computing service costs and overhead costs. The Company’s reported selling, general and administrative expenses were $1.44 billion for the nine months ended September 30, 2026, down 1.5% from $1.46 billion for the nine months ended September 30, 2025. As a percentage of revenues, reported selling, general and administrative expenses were 36.0% in the first three quarters of 2026, up from 35.8% in the first three quarters of 2025. The Company’s adjusted selling, general and administrative expenses were $1.37 billion for the nine months ended September 30, 2026, down 1.9% from $1.39 billion for the nine months ended September 30, 2025. As a percentage of revenues, adjusted selling, general and administrative expenses were 34.2% in the first three quarters of both 2026 and 2025. Contributing factors for each reportable segment are discussed below in further detail.
Selling, general and administrative expenses for contract talent solutions, on an as-reported basis, were $884 million for the nine months ended September 30, 2026, decreasing by 1.9% from $902 million for the nine months ended September 30, 2025. As a percentage of revenues, reported selling, general and administrative expenses for contract talent solutions were 39.6% in the first three quarters of 2026, down from 39.7% in the first three quarters of 2025. As a percentage of revenues, adjusted selling, general and administrative expenses for contract talent solutions were 36.9% in the first three quarters of 2026, down from 37.1% in the first three quarters of 2025.
Selling, general and administrative expenses for permanent placement talent solutions were $322 million for the nine months ended September 30, 2026, decreasing by 0.7% from $324 million for the nine months ended September 30, 2025. As a percentage of revenues, reported selling, general and administrative expenses for permanent placement talent solutions were 93.5% in the first three quarters of 2026, down from 96.1% in the first three quarters of 2025. As a percentage of revenues, adjusted selling, general and administrative expenses for permanent placement talent solutions were 91.2% in the first three quarters of 2026, down from 94.0% in the first three quarters of 2025, due primarily to positive leverage as revenues increased.
Selling, general and administrative expenses for Protiviti were $231 million for the nine months ended September 30, 2026, decreasing by 1.1% from $233 million for the nine months ended September 30, 2025. As a percentage of revenues, selling, general and administrative expenses for Protiviti were 16.2% in the first three quarters of 2026, up from 15.9% in the first three quarters of 2025.
The Company’s selling, general and administrative expenses by reportable segment are summarized as follows (in thousands):

	Nine Months Ended September 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2026	2025	2026	2025	2026	2025	2026	2025
Selling, General and Administrative Expenses
Contract talent solutions	$884,490	$901,927	$822,759	$842,941	39.6%	39.7%	36.9%	37.1%
Permanent placement talent solutions	321,525	323,757	313,547	316,821	93.5%	96.1%	91.2%	94.0%
Protiviti	230,556	233,056	230,556	233,056	16.2%	15.9%	16.2%	15.9%
Total	$1,436,571	$1,458,740	$1,366,862	$1,392,818	36.0%	35.8%	34.2%	34.2%
The following tables provide reconciliations of the non-GAAP selling, general and administrative expenses to reported selling, general and administrative expenses for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30, 2026
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$884,490	39.6%	$321,525	93.5%	$230,556	16.2%	$1,436,571	36.0%
Adjustments (1)	(61,731)	(2.7%)	(7,978)	(2.3%)	—	—	(69,709)	(1.8%)
As Adjusted	$822,759	36.9%	$313,547	91.2%	$230,556	16.2%	$1,366,862	34.2%

	Nine Months Ended September 30, 2025
	Contract Talent Solutions		Permanent Placement Talent Solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Selling, General and Administrative Expenses
As Reported	$901,927	39.7%	$323,757	96.1%	$233,056	15.9%	$1,458,740	35.8%
Adjustments (1)	(58,986)	(2.6%)	(6,936)	(2.1%)	—	—	(65,922)	(1.6%)
As Adjusted	$842,941	37.1%	$316,821	94.0%	$233,056	15.9%	$1,392,818	34.2%
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
Operating Income.  The Company’s operating income consists of gross margin less selling, general and administrative expenses. The Company’s reported operating income was $49 million for the nine months ended September 30, 2026, down 8.4% compared to $54 million for the nine months ended September 30, 2025. As a percentage of revenues, reported operating (loss) income was 1.2% in the first three quarters of 2026, down from 1.3% in the first three quarters of 2025. The Company’s adjusted operating income was $140 million for the nine months ended September 30, 2026, up 0.5% from $139 million for the nine months ended September 30, 2025. As a percentage of revenues, adjusted operating income was 3.5% in the first three quarters of 2026, up from 3.4% in the first three quarters of 2025. Since operating income is defined as gross margin less selling, general and administrative expenses, the year over year change is explained by factors previously discussed.
The Company’s operating (loss) income by reporting segment is summarized as follows (in thousands):

	Nine Months Ended September 30,				Relationships
	As Reported		As Adjusted		As Reported		As Adjusted
	2026	2025	2026	2025	2026	2025	2026	2025
Operating (loss) income
Contract talent solutions	$(12,085)	$(17,506)	$49,646	$41,480	(0.5%)	(0.8%)	2.2%	1.8%
Permanent placement talent solutions	21,700	12,558	29,678	19,494	6.3%	3.7%	8.6%	5.8%
Protiviti	39,845	58,958	60,491	78,140	2.8%	4.0%	4.3%	5.3%
Total	$49,460	$54,010	$139,815	$139,114	1.2%	1.3%	3.5%	3.4%

The following tables provide reconciliations of the non-GAAP adjusted operating income to reported operating (loss) income for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026
	Contract talent solutions		Permanent placement talent solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Operating (loss) income
As Reported	$(12,085)	(0.5%)	$21,700	6.3%	$39,845	2.8%	$49,460	1.2%
Adjustments (1)	61,731	2.7%	7,978	2.3%	20,646	1.5%	90,355	2.3%
As Adjusted	$49,646	2.2%	$29,678	8.6%	$60,491	4.3%	$139,815	3.5%

	Nine Months Ended September 30, 2025
	Contract talent solutions		Permanent placement talent solutions		Protiviti		Total
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Operating (loss) income
As Reported	$(17,506)	(0.8%)	$12,558	3.7%	$58,958	4.0%	$54,010	1.3%
Adjustments (1)	58,986	2.6%	6,936	2.1%	19,182	1.3%	85,104	2.1%
As Adjusted	$41,480	1.8%	$19,494	5.8%	$78,140	5.3%	$139,114	3.4%
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
(Income) Loss from Investments Held in Employee Deferred Compensation Trusts. Under the Company’s employee deferred compensation plans, employees direct the investment of their account balances, and the Company invests amounts held in the associated investment trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s employee deferred compensation plan obligations change and adjustments are recorded in selling, general and administrative expenses, or in the case of Protiviti, costs of services. The value of the related investment trust assets also changes by the equal and offsetting amount, leaving no net costs to the Company. The Company’s (income) loss from investments held in employee deferred compensation trusts consists primarily of unrealized and realized gains and losses, and dividend income from trust investments, and is presented separately on the unaudited Condensed Consolidated Statements of Operations. The Company’s income from investments held in employee deferred compensation trusts was $90 million and $85 million for the nine months ended September 30, 2026 and 2025, respectively. The income from trust investments was due to positive market returns during the first three quarters of 2026.
Provision for income taxes. The provision for income taxes was 38.7% and 31.3% for the nine months ended September 30, 2026 and 2025, respectively. The higher tax rate for 2026 can be primarily attributed to a tax charge in the first quarter related to employee stock-based compensation grants, the majority of which vest in the first quarter.
Liquidity and Capital Resources
The change in the Company’s liquidity during the nine months ended September 30, 2026 and 2025, is primarily the effect of funds provided by operations, as well as funds used for capital expenditures, investment in employee deferred compensation trusts, net of redemptions from employee deferred compensation trusts, repurchases of common stock and payment of dividends.
Cash and cash equivalents were $321 million and $365 million at September 30, 2026 and 2025, respectively. Operating activities provided net cash flows of $63 million during the nine months ended September 30, 2026, offset by $15 million and $187 million of net cash used in investing activities and financing activities, respectively. Operating activities provided net cash flows of $137 million during the nine months ended September 30, 2025, offset by $63 million and $272 million of net cash used in investing activities and financing activities, respectively. Fluctuations in foreign currency exchange rates had the effect of decreasing reported cash and cash equivalents by $4 million during the nine months ended September 30, 2026, compared to an increase of $25 million during the nine months ended September 30, 2025.
Operating activities—Net cash provided by operating activities for the nine months ended September 30, 2026, was $63 million. This was composed of net income of $90 million adjusted upward for non-cash items of $29 million, offset by net cash used in changes in working capital of $56 million. Net cash provided by operating activities for the nine months ended September 30, 2025, was $137 million. This was composed of net income of $101 million adjusted upward for non-cash items of $60 million, offset by net cash used in changes in working capital of $24 million.
Investing activities—Cash used in investing activities for the nine months ended September 30, 2026, was $15 million. This was composed of capital expenditures of $24 million, and investments in employee deferred compensation trusts of $49 million, partially offset by proceeds from employee deferred compensation trust redemptions of $58 million. Cash used in investing activities for the nine months ended September 30, 2025, was $63 million. This was composed of capital expenditures of $41 million, investments in employee deferred compensation trusts of $58 million, and payments for acquisitions of $11 million, partially offset by proceeds from employee deferred compensation trust redemptions of $47 million.

Capital expenditures, including $23 million related to cloud computing implementations, for the nine months ended September 30, 2026, totaled $47 million, approximately 80% of which represented investments in software initiatives and technology infrastructure, both of which are important to the Company’s sustainability and future growth opportunities. Capital expenditures for cloud computing arrangements are included in cash flows from operating activities on the Company’s Condensed Consolidated Statements of Cash Flows. Capital expenditures included amounts spent on tenant improvements and furniture and equipment in the Company’s leased offices. The Company currently expects that 2026 capitalized expenditures will range from $60 million to $70 million, of which $30 million to $40 million relates to software initiatives and technology infrastructure, including capitalized costs relating to the implementation of cloud computing arrangements.
Financing activities—Cash used in financing activities for the nine months ended September 30, 2026, was $187 million. This included repurchases of $7 million in common stock and $180 million in dividends paid to stockholders. Cash used in financing activities for the nine months ended September 30, 2025, was $272 million. This included repurchases of $92 million in common stock and $180 million in dividends paid to stockholders.
As of September 30, 2026, the Company is authorized to repurchase, from time to time, up to 5.6 million additional shares of the Company’s common stock on the open market or in privately negotiated transactions, depending on market conditions. There were no open market repurchases during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, the Company repurchased 1.7 million shares, at a cost of $80 million, on the open market. Additional stock repurchases were made in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable statutory withholding taxes. During the nine months ended September 30, 2026 and 2025, such repurchases totaled 0.3 million shares, at a cost of $6 million, and 0.2 million shares, at a cost of $11 million, respectively. Repurchases of shares have been funded with cash generated from operations and from cash reserves.
The Company’s working capital as of September 30, 2026, included $321 million in cash and cash equivalents, and $826 million in net accounts receivable, both of which will be a significant source of ongoing liquidity and financial resilience. The Company expects that internally generated cash will be sufficient to support the working capital needs of the Company, the Company’s fixed payments, dividends, and other obligations on both a short-term and long-term basis.
There is limited visibility into future cash flows as the Company’s revenues and net income are largely dependent on macroeconomic conditions. The Company’s variable direct costs related to its contract talent solutions business will largely fluctuate in relation to its revenues.
The Company has a $100.0 million credit agreement (the “2025 Credit Agreement”) which matures in May 2030. Borrowings under the 2025 Credit Agreement will bear interest in accordance with the terms of the borrowing, which typically will be calculated according to the adjusted term Secured Overnight Financing Rate (“SOFR”), or an alternative base rate, plus an applicable margin. The 2025 Credit Agreement is subject to certain financial covenants, and the Company was in compliance with these covenants as of September 30, 2026. The Company had no cash borrowings under the Credit Agreement as of September 30, 2026, and maintained $9.4 million in standby letters of credit to satisfy workers’ compensation insurers’ collateral requirements.
On October 29, 2026, the Company announced a quarterly dividend of $0.59 per share to be paid to all shareholders of record as of November 25, 2026. The dividend will be paid on December 15, 2026.
Material Cash Requirements from Contractual Obligations
Leases. As of September 30, 2026, the Company reported current and long-term operating lease liabilities of $65 million and $179 million, respectively. These balances consist of the minimum rental commitments for October 2026 and thereafter, discounted to reflect the Company’s cost of borrowing, under noncancelable lease contracts executed as of September 30, 2026.
The majority of these leases are for real estate. In the event the Company vacates a location prior to the end of the lease term, the Company may be obliged to continue making lease payments. For further information, see Note F—“Leases” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.

Purchase Obligations. Purchase obligations are discussed in more detail in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the Company’s contractual purchase obligations during the first three quarters of 2026.
Employee Deferred Compensation Plan. As of September 30, 2026, the Company reported employee deferred compensation plan obligations of $828 million in its accompanying unaudited Condensed Consolidated Statements of Financial Position. The balances are due to employees based upon elections they make at the time of deferring their funds. The timing of these payments may change based upon factors including termination of the Company’s employment arrangement with a participant. These obligations are funded through contributions to investment trusts, whose assets as of September 30, 2026, exceeded the obligations. Assets of these plans are held by an independent trustee for the sole benefit of participating employees and consist of money market funds and mutual funds. For further information, see Note J—“Employee Deferred Compensation Plan Obligations” to the Company’s Condensed Consolidated Financial Statements included under Part I—Item 1 of this report.
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
For the nine months ended September 30, 2026, approximately 23.1% of the Company’s revenues were generated outside of the U.S. These operations transact business in their functional currency, which is the same as their local currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar, particularly the Australian dollar, Brazilian real, British pound, Canadian dollar and Euro, have an impact on the Company’s reported results. Under GAAP, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of the Company’s international markets, the Company’s reported results vary.
During the first nine months of 2026, the U.S. dollar fluctuated, weakening against the Australian dollar, Brazilian real, British pound, Canadian dollar and Euro compared to the same period one year ago. Foreign currency exchange rates had the effect of increasing reported service revenues by $30.4 million, or 0.8%, in the first nine months of 2026 compared to the same period one year ago. The fluctuation of the U.S. dollar also affected the reported level of expenses incurred in the Company’s international operations. Because substantially all the Company’s international operations generated revenues and incurred expenses within the same country and currency, the effect of higher reported revenues is largely offset by the increase in reported operating expenses. Reported net income was $0.4 million, or 0.4%, lower in the first nine months of 2026, compared to the same period one year ago due to the effect of currency exchange rates. If currency exchange rates were to remain at September 30, 2026, levels throughout the remainder of 2026, the currency impact on the Company’s full-year reported revenues and operating expenses would be consistent with the first nine months of 2026 results. These results will likely have an immaterial impact on reported net income.
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

ITEM 4. Controls and Procedures
Management, including the Company’s President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In accordance with this review, no material changes to controls and procedures were made in the three months ended September 30, 2026.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
Except for those developments above referenced in Note K—Commitments and Contingencies regarding the Gentry v Robert Half and Dorff v. Robert Half class actions, there have been no material developments with regard to any of the legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 1A. Risk Factors
For a discussion of the Company’s potential risks and uncertainties, see the information under the heading “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”).
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans (b)
July 1, 2026 to July 31, 2026	—		$—	—	5,577,435
August 1, 2026 to August 31, 2026	72	(a)	$45.34	—	5,577,435
September 1, 2026 to September 30, 2026	786	(a)	$38.75	—	5,577,435
Total July 1, 2026 to September 30, 2026	858			—
(a)Represents shares repurchased in connection with employee stock plans, whereby Company shares were tendered by employees for the payment of applicable withholding taxes.
(b)Commencing in October 1997, the Company’s Board of Directors has, at various times, authorized the repurchase, from time to time, of the Company’s common stock on the open market or in privately negotiated transactions depending on market conditions. Since plan inception, a total of 138,000,000 shares have been authorized for repurchase, of which 132,422,565 shares have been repurchased as of September 30, 2026.
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

ROBERT HALF INC. (Registrant)

/s/Michael C. Buckley
Michael C. Buckley Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: October 30, 2026